Form 10-Q
period 1996-03-31
EMERITUS CORP\WA\
filed 1996-05-15
CIK 1001604

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

- - ----------------------------------------------------------------------
                               FORM 10-Q
- - ----------------------------------------------------------------------

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

     For the quarterly period ended March 31, 1996.

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES EXCHANGE ACT OF 1934

     Commission file number     1-14012

                           EMERITUS CORPORATION
          (Exact name of registrant as specified in its charter)

                    FOR THE QUARTER ENDED MARCH 31, 1996

                    WASHINGTON                    91-1605464
            (State or other jurisdiction       (I.R.S. Employer
          of incorporation or organization)    Identification No.)

                             Market Place One
                      2003 Western Ave, Suite 660
                             Seattle, WA 98121
               (Address of principal executive offices)
                              (206) 443-4313
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      /X/ Yes        /  / NO

As of May 14, 1996, there were 11,000,000 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                           EMERITUS CORPORATION

                                   Index

                      Part I. Financial Information


Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31,
          1995 and March 31, 1996.

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 1995 and March 31, 1996.

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1996.

          Notes to Condensed Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

                         Part II. Other Information

Item 6.   Exhibits.

          Signatures.

Note: Items 1-5 of Part II are omitted because they are not applicable.


                        EMERITUS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 31, 1995 and March 31, 1996
                   (In thousands, except share data)

                                 ASSETS

                                                                                December 31,   March 31,
                                                                                    1995         1996
                                                                                 (audited)    (unaudited)
                                                                                ------------  -----------
Current Assets:
  Cash......................................................................... $  9,507      $ 22,895
  Restricted cash..............................................................    1,025         1,000
  Trade accounts receivable....................................................      212           999
  Prepaid expenses and other current assets....................................    1,835         1,666
                                                                                ------------  -----------
          Total current assets.................................................   12,579        26,560
                                                                                ------------  -----------
Property and equipment, net....................................................   81,041        71,990
Property held for development..................................................   14,111        14,203
Investment securities available for sale.......................................    2,825         2,638
Notes receivable from and investments in affiliates............................      644         1,451
Other assets, net..............................................................    4,435        14,460
                                                                                ------------  -----------
          Total assets......................................................... $115,635      $131,302
                                                                                ============  ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings........................................................ $    520      $    519
  Current portion of long-term debt............................................      352         1,902
  Accounts payable.............................................................    4,249         3,640
  Other current liabilities....................................................    3,367         3,432
                                                                                -----------   ----------
          Total current liabilities............................................    8,488         9,493
                                                                                -----------   ----------
Security deposits..............................................................      740         1,017
Other long-term liabilities....................................................      242           397
Deferred gain on sale of communities...........................................    2,227         9,933
Deferred income................................................................     --           1,239
Convertible debentures.........................................................     --          32,000
Long-term debt, less current portion...........................................   66,814        41,808
                                                                                -----------   ----------
          Total liabilities....................................................   78,511        95,887
                                                                                -----------   ----------
Minority interest..............................................................    2,229         2,229
Shareholders' Equity:
 Preferred stock, $.0001 par value. Authorized 5,000,000 shares; no shares
   issued and outstanding......................................................     --            --
 Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and
   and outstanding 11,000,000 shares...........................................        1             1
 Additional paid-in capital....................................................   44,910        44,863
 Unrealized gain on investment securities......................................      400           213
 Accumulated deficit...........................................................  (10,416)      (11,891)
                                                                                -----------   ----------
          Total shareholders' equity...........................................   34,895        33,186
                                                                                -----------   ----------
          Total liabilities and shareholders' equity........................... $115,635      $131,302
                                                                                ===========   ==========



    See accompanying Notes to Condensed Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results
                               of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended March 31, 1995 and 1996
                           (unaudited)
                (In thousands, except share data)

                                                            Three months ended March 31,
                                                                1995           1996
                                                            -------------  -------------
Revenues:
  Rent.....................................................      $ 2,423        $11,215
  Service fees.............................................          290          1,302
                                                            -------------  -------------
          Total operating revenues.........................        2,713         12,517
                                                            -------------  -------------

Expenses:
  Community operations.....................................        1,918          8,809
  General and administrative...............................          322            982
  Depreciation and amortization............................          276            910
  Rent.....................................................          212          1,984
                                                            -------------  -------------
          Total operating expenses.........................        2,728         12,685
                                                            -------------  -------------
          Loss from operations.............................          (15)          (168)
                                                            -------------  -------------

Other income (expense):
  Interest expense, net....................................         (667)        (1,105)
  Other, net...............................................           10            (13)
                                                            -------------  -------------
          Net other expense................................         (657)        (1,118)
                                                            -------------  -------------
          Net loss.........................................      $  (672)       $(1,286)
                                                            =============  =============

Net loss per share.........................................      $ (0.06)       $ (0.12)
                                                            =============  =============

Pro Forma
  Net loss (Note 2)........................................      $  (417)       $(1,079)
                                                            =============  =============

  Net loss per share.......................................      $ (0.04)       $ (0.10)
                                                            =============  =============

  Weighted average number of common and common equivalent
    shares outstanding.....................................       11,000         11,000
                                                            =============  =============



    See accompanying Notes to Condensed Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results
                             of Operations.

                             EMERITUS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 1995 and 1996
                                  (unaudited)
                                (In thousands)

                                                                                Three months ended March 31,
                                                                                    1995           1996
                                                                                -------------  -------------

Net cash provided by (used in) operating activities (including changes in
   all operating assets and liabilities).......................................    $  (991)       $    188
                                                                                -------------  -------------
Cash flows from investing activities:
  Acquisition of property and equipment........................................     (5,262)        (18,141)
  Acquisition of property held for development.................................     (1,659)         (4,652)
  Proceeds from sale of property and equipment.................................         --          47,293
  Purchase of investment securities............................................       (315)           (807)
                                                                                -------------  -------------
          Net cash provided by (used in) investing activities..................     (7,236)         23,693
                                                                                -------------  -------------
Cash flows from financing activities:
  Increase in restricted cash..................................................        (52)         (3,964)
  Deferred lease costs.........................................................         --          (5,044)
  Proceeds from long-term borrowings...........................................      8,163           8,883
  Proceeds from convertible subordinated debentures............................         --          30,720
  Repayment of borrowings......................................................        (22)        (41,041)
  Other........................................................................         --             (47)
                                                                                -------------  -------------
          Net cash provided by (used in) financing activities..................      8,089         (10,493)
                                                                                -------------  -------------
          Net increase (decrease) in cash......................................       (138)         13,388

Cash at the beginning of the period............................................        220           9,507
                                                                                -------------  -------------
Cash at the end of the period..................................................    $    82        $ 22,895
                                                                                =============  =============
Supplemental disclosure of cash flow information -- cash paid during the
 period for interest...........................................................    $   554        $  1,212
                                                                                =============  =============





See accompanying Notes to Condensed Consolidated Financial Statements and
    Management's Discussion and Analysis of Financial Condition and Results
                               of Operations.

                        EMERITUS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, (`the Company') as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed March 29, 1996 by the Company under the Securities Act of 1934 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2.    Acquisitions

     During the year ended December 31, 1995 and the three months ended March 31, 1996, the Company completed several acquisitions of assisted-living, independent-living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill was recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions.

                         EMERITUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                              Total
       Communities acquired        Acquisition date       purchase price
       --------------------        ----------------       --------------
                                                          (in thousands)
Belmont Towers...................  Mar 31, 1995                $10,000
Beneva Park Club.................  Jun 30, 1995                  4,594
Central Park Village.............  Jun 30, 1995                  8,477
College Park Club................  Jun 30, 1995                  3,415
Park Club of Brandon.............  Jun 30, 1995                  4,219
Park Club of Ft Myers............  Jun 30, 1995                  3,671
Park Club of Oakbridge...........  Jun 30, 1995                  4,799
Laurel Lake Estates..............  Jul 19, 1995                  6,950
Other 1995 acquisitions..........  Various                       8,860
Heritage Hills Retirement........  Feb 1, 1996                   4,338
Lakewood Inn.....................  Mar 1, 1996                   2,800
                                                          --------------
                                                               $62,123
                                                          ==============


     The foregoing purchases have generally been financed through borrowings.

     In January 1996, the Company entered into a sale/leaseback transaction with a health care Real Estate Investment Trust (`REIT'), pursuant to which the REIT acquired Laurel Lake Estates and leased the community back to the Company with an initial term of 12 years and three five-year renewal options.

     In February 1996, the Company completed the acquisition of 11 long-term-care facilities in North and South Carolina (`Carolina Communities') and entered into a sale/leaseback transaction with a REIT, pursuant to which the REIT acquired 10 of the 11 Carolina Communities (`Carolina Leases') and leased such communities back to the Company with initial lease terms of 15 years and three five-year renewal options.

     In March 1996, the Company entered into a sale/leaseback transaction with a REIT, pursuant to which the REIT acquired seven communities (Beneva Park Club, Central Park Village, College Park Club, Park Club of Brandon, Park Club of Ft Myers, Park Club of Oakbridge and The Pines of Tewksbury) and leased such communities back to the Company with an initial term of 11 years and four five-year renewal options.

                          EMERITUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions, lease financings and sale/leaseback financings had been consummated as of January 1, 1995, after including the impact of certain adjustments such as depreciation on assets acquired, interest expense on acquisition financing and rent expense under leases entered into in sale/leaseback transactions. Pro forma net loss per share also gives effect to the issuance of preferred stock on April 17, 1995, and subsequent conversion to common stock and the completion of an initial public offering of the Company's common stock on November 21, 1995 as if they had occurred on January 1, 1995.

                                                 Three months ended March 31,
                                                 ----------------------------
                                                       1995           1996
                                                  ------------   ------------
                                                 (in thousands) (in thousands)
Revenues......................................       $14,123        $14,349

Net loss......................................          (417)        (1,079)

Pro forma net loss per share..................       $ (0.04)       $ (0.10)


     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since it's organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the three months ended March 31, 1995 and 1996, the Company generated total operating revenues of $2.7 million and $12.5 million, respectively. As of March 31, 1996, the Company's cumulative net losses since inception were $11.9 million and its total shareholders' equity was $33.2 million. For the three months ended March 31, 1995 and 1996, the Company generated losses from operations of $15,000 and $168,000, respectively.

     The Company's operating strategy is to increase operating margins at each acquired or newly developed community primarily by increasing occupancy levels, encouraging residents to remain at the Company's communities longer by offering them a range of service options, increasing revenues through modifications in rate structures, where appropriate, and identifying opportunities to create operating efficiencies and reduce costs. For each of its residential communities, the Company seeks to achieve 100% occupancy with a waiting list of potential residents.

     As of May 14, 1996, the Company holds ownership, leasehold or management interests in 46 residential communities (the `Operating Communities') consisting of 3,896 units, located in 18 states. Three of the 46 communities were newly developed by the Company in the first quarter of
1996.   In addition, the Company owns, has a leasehold interest in or has acquired an option to purchase development sites for 30 new assisted-living communities (the `Development Communities'), 13 of which are scheduled to open in 1996. The Company leases 32 of its residential communities, typically from a financial institution such as a REIT, and owns 13 communities. Assuming completion of the Development Communities scheduled to open throughout the remainder of 1996, the Company will own, lease or manage 59 properties in 19 states, containing an aggregate of approximately 5,000 units. There can be no assurance, however, that the Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other unforeseen factors. The Company believes that it is one of the largest providers of assisted-living services in the United States.

     The Company will continue to enter into long-term leases or sale/leaseback transactions with property owners or REIT's with respect to the majority of its owned communities, as well as its newly acquired or developed assisted-living communities. The Company expects that, under certain circumstances, it may become necessary to hold newly-acquired or newly developed property for its own account until the property's occupancy rate has stabilized, at which point the Company would expect to enter into a sale/leaseback transaction.

     When used in this discussion, the words `believes,' `anticipates,' `intends' and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See `Factors Affecting Future Results and Regarding Forward-Looking Statements' in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed March 29, 1996 by the Company under the Securities Act of 1934.

RECENT EVENTS

     Subsequent to the end of the first quarter of 1996, the Company acquired three communities through lease financing, acquired two other communities for cash, refinanced one community through sale/leaseback financing and completed sale/leaseback financing on four communities under development. See `Liquidity and Capital Resources'.

     On May 3, 1996 the Company and The Standish Care Company terminated discussions related to their previously announced agreement in principle to merge. The parties were unable to agree on a final exchange ratio for the proposed transaction.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items of the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues and percentage change of the dollar amounts from period to period.

                                                                  Period to Period
                                         Percentage of Revenues      Percentage
                                                March 31,        Increase (Decrease)
                                          1995          1996          1995-1996
                                      ------------  -----------  -------------------
Revenues............................       100.0%        100.0%           361.4%

Expenses:
  Community operations..............        70.7          70.4            359.3
  General and administrative........        11.9           7.8            205.0
  Depreciation and amortization.....        10.2           7.3            229.7
  Rent..............................         7.8          15.9            835.8
                                      ------------  -----------  -------------------
          Total operating expenses..       100.6         101.4            365.0
                                      ------------  -----------  -------------------
          Loss from operations......        (0.6)         (1.4)          1020.0
                                      ------------  -----------  -------------------
Other expense:
  Interest expense, net.............        24.6           8.8             65.7
  Other, net........................        (0.4)          0.1           (230.0)
                                      ------------  -----------  -------------------
          Net loss..................       (24.8)%      (10.3)%            91.4%
                                      ============  ===========  ===================


THREE  MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

     REVENUES. Total operating revenues for the three months ended March 31, 1996 were $12.5 million, representing a $9.8 million, or 361%, increase over operating revenues of $2.7 million for the comparable period in 1995. Substantially all of this increase resulted from the acquisition of 31 existing communities after March 31, 1995.

     COMMUNITY OPERATIONS. Expenses for community operations for the three months ended March 31, 1996 were $8.8 million, representing a $6.9 million, or 359%, increase over expenses for community operations of $1.9 million for the comparable period in 1995, primarily due to the Company's acquisition of or lease of 31 existing communities after March 31, 1995. As a percentage of total operating revenues, expenses for community operations decreased to 70.4% for the three months ended March 31, 1996, from 70.7% for the comparable period in 1995.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1996 were $982,000, representing an increase of $ 660,000, or 205%, from general and administrative expenses of $322,000 for the comparable period in 1995. As a percentage of total operating revenues, general and administrative expenses decreased to 7.8% for the three months ended March 31, 1996, from 11.9% for the comparable period in 1995. The decrease in general and administrative expenses as a percentage of total operating revenues was due to increased levels of total operating revenues for the three months ended March 31, 1996. The dollar increase in general and administrative expenses was attributable to salaries, related payroll taxes, and employee benefits relating to additional employment associated with new business, increased accounting costs, higher travel and other costs relating to the Company's acquisition and development program. These increases are expected to continue through 1996 as the Company acquires additional existing, and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1996 was $910,000, or 7.3% of total operating revenues, compared to $276,000 or 10.2% of total operating revenues, for the comparable period in 1995. The dollar amount increase was due to the Company's acquisition of 13 existing communities after March 31, 1995. As the Company enters into sale/leaseback and lease financing transactions, its depreciation expense will decrease and its rent expense will continue to increase.

     RENT. Rent expense for the three months ended March 31, 1996 was $2.0 million, representing an increase of $1.8 million, or 836%, from rent expense of $212,000 for the comparable period in 1995. As a percentage of total operating revenues, rent expense increased to 15.9% for the three months ended March 31, 1996, from 7.8% for the comparable period in 1995. The dollar amount and percentage increase was due to the Company entering into lease financing or sale/leaseback transactions with respect to 27 of its residential communities as of March 31, 1996 compared to one as of March 31, 1995. As the Company enters into lease financing and sale/leaseback transactions, its rent expense will continue to increase.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended March 31, 1996 was $1.1 million, compared to $667,000 for the comparable period in 1995, decreasing as a percentage of total operating revenues to 8.8% for the three months ended March 31, 1996 from 24.6% for the comparable period in 1995. The dollar increase was due to an increase in the number of Operating Communities acquired after March 31,

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1995 and 1996, cash flows provided by (used in) operating activities were ($991,000), and $188,000, respectively. During the first quarter of 1996, the Company obtained $47.3 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage debt of $31.6 million as well as $9.4 million of unrelated mortgage debt. The Company also incurred additional long-term debt of $39.6 million, including $30.7 million, net proceeds from the private placement of convertible subordinated debentures and purchased additional property and equipment and property held for development of $22.8 million. As a result of these acquisition and financing transactions, the Company increased its cash position by approximately $13.4 million. During the three months ended March 31, 1995, the Company used $6.9 million to acquire property and equipment and property held for development and obtained $8.1 million in net cash from financing activities including net proceeds from long and short-term borrowings. As of March 31, 1996, the Company had working capital of $17.1 million compared to a working capital of $4.1 million as of December 31, 1995.

     The Company has been, and expects to continue to be, dependent on third-party financing for its acquisition and development programs. There can be no assurance that financing for the Company's acquisition and development programs will be available to the Company on acceptable terms. Moreover, to the extent the Company acquires communities that do not generate positive cash flow, the Company may be required to seek additional capital or borrowings for working capital and liquidity purposes.

     In January 1996, the Company refinanced approximately $6.4 million of its mortgage indebtedness secured by an assisted-living community through a sale/leaseback transaction with a REIT. The REIT financing includes initial lease term of 12 years, with three five-year options to renew. The lease payments include base rent and additional rent, including an annual percentage rent payment based on the community's revenues and an annual increase in base rent based on the consumer price index.

     On January 31, 1996, the Company entered into a letter of intent with a REIT, pursuant to which the REIT will furnish sale/leaseback financing for $100.0 million of newly developed facilities and $100.0 million of lease or sale/leaseback financing for newly purchased properties. On March 19, 1996, pursuant to the financing agreement with the REIT, the Company completed a $58.0 million sale/leaseback of seven communities and a construction financing for two developments. The REIT financing includes initial lease terms of 11 to 12 years, with four five-year options to renew. Lease payments would include base rent, determined at the time of closing, based on a formula tied to the 10-year U.S. Treasury note rate, and additional rent, including an annual percentage rent based on the communities' revenues. The specific property financings are subject to satisfactory documentation and customary closing conditions.

     On February 1, 1996, the Company completed the acquisition of 11 long-term-care facilities, four in North Carolina and seven in South Carolina, containing an aggregate of approximately 750 units, for an aggregate purchase price of $53.8 million, of which (i) $45.4 million was financed through a sale/leaseback transaction with a REIT, pursuant to which the REIT acquired the communities and leased such communities back to the Company, (ii) $4.0 million was financed by the REIT through a long-term real estate mortgage, pursuant to which the Company purchased all of the outstanding stock of Heritage Hills Retirement, Inc., and (iii) $4.4 million was provided by the Company. The Carolina Leases include initial lease terms of 15 years, with three five-year renewal options. The lease payments include base rent and additional rent, including an annual percentage rent payment based on the communities' revenues, and an annual increase in base rent based on the consumer price index.

     On February 15, 1996, the Company completed a $32.0 million Private Placement Offering (the `Private Placement') of 6.25% convertible subordinated debentures (the `Debentures') due in 2006. The Debentures, non-callable for three years, are convertible into common stock at a rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock. The Company intends to use approximately $22.1 million of the net proceeds from the Private Placement (approximately $30.7 million) to repay existing mortgage debt, with maturities ranging from April 1996 to May 2005 (including approximately $9.4 million of existing mortgage debt due prior to June 1996) and with interest rates ranging from 8.93% to 13.18% per annum. The balance of the net proceeds of approximately $8.6 million will be used for general corporate purposes, including the acquisition of long-term-care facilities. Pending their use, the net proceeds of the Private Placement will be invested principally in short-term, interest-bearing debt securities rated AA or better.

     On March 29, 1996, the Company purchased for $3.5 million the underlying mortgage on a 140 unit assisted-living community located in Clearwater, Florida. Prior to the purchase by the Company, a judgment lien had been entered and foreclosure proceedings had commenced on the community. Foreclosure proceedings were subsequently completed on May 1, 1996 and the Company expects to commence operations during May 1996.

     Subsequent to the end of the first quarter of 1996, the Company continued to acquire and finance various properties.

     On April 1, 1996, the Company completed a $5.5 million lease financing transaction with a REIT on a 98 unit assisted-living community located in Federal Way, Washington. The lease includes an initial lease term of 13 years, with four five-year options to renew. Lease payments include base rent and additional rent, including an annual percentage rent based on the community's revenues.

     On April 2, 1996, the Company refinanced approximately $3.1 million of its mortgage indebtedness secured by a 69 unit assisted-living community through a sale/leaseback transaction with a REIT. The lease includes an initial lease term of 15 years, with three five-year options to renew. The lease payments include base rent and additional rent, including an annual percentage rent payment based on the community's revenues and annual increase in base rent based on the consumer price index.

     On April 5, 1996, the Company secured a $2.0 million revolving line of credit with a regional financial institution. The line of credit is payable on demand, but no later than April 30, 1997 and bears interest on the outstanding principal balance computed at one percent over the lenders prime rate.

     In April 1996, the Company completed a $2.9 million sale/leaseback transaction on a 47 unit residential community located in Coeur d'Alene, Idaho. The lease financing includes construction funding for a 62 unit assisted-living expansion project. Additionally, the Company closed $17.3 million in lease financing for a total of 240 assisted-living units in three to-be-constructed communities located in Midland, Beaumont and Lubbock, Texas. All three developments will contain 80 assisted-living units. Construction on all three developments and the expansion project is scheduled to commence in the second quarter of 1996. The communities will be constructed and operated by the Company pursuant to an operating lease and leasehold improvement agreement with a REIT.

     On April 25, 1996, the Company purchased a 72 unit senior housing community located in San Bernardino, California for $2.1 million. Prior to the purchase, the community was operated as a congregate care facility.
The Company plans to reposition the community to operate as an assisted-living community. As part of the repositioning process, the Company will begin a physical plant refurbishment of the community which is scheduled to commence during the second quarter of 1996.

     On May 1, 1996, the Company completed an $18.4 million lease financing on two long-term-care communities located in Florida. Both communities contain an aggregate of approximately 326 units, have been operated as assisted-living communities and were acquired by the Company pursuant to operating leases with a REIT. The leases consist of initial terms of 12 years and four five-year options to renew and lease payments in the aggregate amount of $1.8 million per annum.

     The Company currently estimates that the remaining net proceeds from the Private Placement, together with existing financing commitments and lease, sale/leaseback and mortgage financings and refinancings will be sufficient to fund its acquisition and development program and its anticipated operating losses for at least the next twelve months. In part, the Company's future capital needs depend on arranging sale/leaseback financing for existing assisted-living communities that have achieved stabilized occupancy rates, resident mix and operating margins after initial development or repositioning. There can be no assurance that the Company will generate sufficient cash flow during such time to fund its working capital, rent, debt service requirements or growth. In such event, the Company would have to seek additional financing through debt or equity offerings, bank borrowings, sale/leaseback transactions or other sources.

IMPACT OF INFLATION

     To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's future revenues and operating income due to the Company's dependence on its senior resident population, most of whom rely on relatively fixed incomes to pay for the Company's services. As a result, the Company's ability to increase revenues in proportion to increased operating expenses may be limited. The Company typically does not rely to a significant extent on governmental reimbursement programs. In pricing its services, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to respond to inflationary pressures in the future.

                       PART II OTHER INFORMATION

ITEMS 1-5 ARE NOT APPLICABLE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number                   Description                                                   Reference
- - ------                   -----------                                                   ---------

11.1     Statement re computation of per share earnings...........................  Filed herewith

27.1     Financial Data Schedule..................................................  Filed herewith



(b) Reports on Form 8-K

     The Company filed a Report on Form 8-K with the Securities and Exchange Commission on February 16, 1996, which is incorporated herein by reference, reported under Item 2, the Company's acquisition of the Carolina Communities and under Item 5, the private placement offering of convertible subordinated debentures.

     The Company filed a Report on Form 8-K with the Securities and Exchange Commission on March 19, 1996, which is incorporated herein by reference, reported under Item 2, the Company's sale/leaseback financing of seven communities and two developments with Meditrust Acquisition
Corporation I.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 14, 1996

                                                       EMERITUS CORPORATION
                                                               (Registrant)

                                                        /s/  Kelly J. Price
                                                       --------------------
                                    Kelly J. Price, Chief Financial Officer


                                                       /s/  James S. Keller
                                                       --------------------
                    James S. Keller, Controller and Director of Accounting
                                             (Principal Accounting Officer)