Form 10-Q
period 1996-06-30
EMERITUS CORP\WA\
filed 1996-08-14
CIK 1001604

                     UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
- ------------------------------------------------------------
                       FORM 10-Q
- ------------------------------------------------------------

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

     For the quarterly period ended June 30, 1996.

 (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number   1-14012

                    EMERITUS CORPORATION
    (Exact name of registrant as specified in its charter)

             FOR THE QUARTER ENDED JUNE 30, 1996

         WASHINGTON                        91-1605464
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)        Identification No.)

              3131 Elliott Avenue, Suite 500
                    Seattle, WA 98121
           (Address of principal executive offices)
                     (206) 298-2909
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  ( ) Yes            (  ) No

As of August 14, 1996, there were 11,000,000 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                              EMERITUS CORPORATION

                                      Index


                          Part I. Financial Information

Item 1.   Financial Statements:                             Page No.

          Condensed Consolidated Balance Sheets as of
          December 31, 1995 and June 30, 1996.............     1

          Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30,
          1995 and 1996...................................     2

          Condensed Consolidated Statements of Cash
          Flows for the Six Months Ended June 30,
          1995 and 1996...................................     3

          Notes to Condensed Consolidated Financial
          Statements......................................     4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...     8


                           Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security
          Holders.........................................     19

Item 5.   Other Information...............................     20

Item 6.   Exhibits and Reports on Form 8-K................     21

          Signatures......................................     24

 Note: Items 1-3 of Part II are omitted because they are not applicable

                    EMERITUS CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS
           December 31, 1995 and June 30, 1996
            (In thousands, except share data)

                         ASSETS

                                                            December 31,    June 30,
                                                                1995         1996
                                                                          (unaudited)
                                                            ------------  -----------
Current Assets:
  Cash.....................................................    $  9,507     $ 16,086
  Restricted cash..........................................       1,025        1,158
  Trade accounts receivable................................         212        1,279
  Prepaid expenses and other current assets................       1,835        4,787
                                                            ------------  -----------
          Total current assets.............................      12,579       23,310
                                                            ------------  -----------
Property and equipment, net................................      81,041       84,806
Property held for development..............................      14,111        6,005
Investment securities available for sale...................       2,825        3,062
Notes receivable from and investments in affiliates........         644        2,258
Other assets, net..........................................       4,435       16,175
                                                            ------------  -----------
          Total assets.....................................    $115,635     $135,616
                                                            ============  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings....................................    $    520     $  1,251
  Current portion of long-term debt........................         352        1,718
  Accounts payable.........................................       4,249        2,630
  Other current liabilities................................       3,367        4,120
                                                            ------------  -----------
          Total current liabilities........................       8,488        9,719
                                                            ------------  -----------
Security deposits..........................................         740        1,382
Other long-term liabilities................................         242        2,896
Deferred gain on sale of communities.......................       2,227        9,847
Deferred income............................................         --         1,118
Convertible debentures.....................................         --        32,000
Long-term debt, less current portion.......................      66,814       43,700
                                                            ------------  -----------
          Total liabilities................................      78,511      100,662
                                                            ------------  -----------
Minority interest..........................................       2,229        2,208
Shareholders' Equity:
 Preferred stock, $.0001 par value.  Authorized 5,000,000
   shares; no shares issued and outstanding................         --           --
 Common stock, $.0001 par value. Authorized 40,000,000
   shares; issued and outstanding 11,000,000 shares........           1            1
 Additional paid-in capital................................      44,910       44,818
 Unrealized gain on investment securities..................         400          637
 Accumulated deficit.......................................     (10,416)     (12,710)
                                                            ------------  -----------
          Total shareholders' equity.......................      34,895       32,746
                                                            ------------  -----------
          Total liabilities and shareholders' equity.......    $115,635     $135,616
                                                            ============  ===========


  See accompanying Notes to Condensed Consolidated Financial Statements
     and Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.

                    EMERITUS CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   Three Months and Six Months Ended June 30, 1995 and 1996
                         (unaudited)
             (In thousands, except share data)

                                      Three months ended June 30,  Six months ended June 30,
                                      --------------------------  --------------------------
                                         1995          1996          1995          1996
                                      ------------  ------------  ------------  ------------
Revenues:
  Rent...............................     $ 3,079       $14,678       $ 5,502       $25,892
  Service fees.......................         341         1,378           631         2,681
                                      ------------  ------------  ------------  ------------
          Total operating revenues...       3,420        16,056         6,133        28,573
                                      ------------  ------------  ------------  ------------

Expenses:
  Community operations...............       2,538        10,790         4,455        19,601
  General and administrative.........         848         1,402         1,169         2,382
  Depreciation and amortization......         480           509           749         1,418
  Rent...............................         168         3,633           388         5,617
                                      ------------  ------------  ------------  ------------
          Total operating expenses...       4,034        16,334         6,761        29,018
                                      ------------  ------------  ------------  ------------
          Loss from operations.......        (614)         (278)         (628)         (445)
                                      ------------  ------------  ------------  ------------

Other income (expense):
  Interest expense, net..............      (1,179)         (433)       (1,846)       (1,537)
  Other, net.........................          (7)         (108)            2          (121)
                                      ------------  ------------  ------------  ------------
          Net other expense..........      (1,186)         (541)       (1,844)       (1,658)
                                      ------------  ------------  ------------  ------------
          Net loss...................     $(1,800)      $  (819)      $(2,472)      $(2,103)
                                      ============  ============  ============  ============

Net loss per share...................     $ (0.16)      $ (0.07)      $ (0.22)      $ (0.19)
                                      ============  ============  ============  ============

Pro Forma
  Net loss (Note 2)..................     $(1,678)      $  (353)      $(2,747)      $(1,289)
                                      ============  ============  ============  ============

  Net loss per share.................     $ (0.15)      $ (0.03)      $ (0.25)      $ (0.12)
                                      ============  ============  ============  ============

  Weighted average number of common
    and common equivalent shares
    outstanding......................      11,000        11,000        11,000        11,000
                                      ============  ============  ============  ============



  See accompanying Notes to Condensed Consolidated Financial Statements
     and Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.

                    EMERITUS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended June 30, 1995 and 1996
                       (unaudited)
                      (In thousands)

                                                            Six months ended June 30,
                                                            ------------------------
                                                                1995        1996
                                                            -----------  -----------
Net cash used in operating activities (including changes
  in all operating assets and liabilities).................   $ (2,039)   $  (2,148)
                                                            -----------  -----------

Cash flows from investing activities:
  Acquisition of property and equipment....................    (26,623)     (29,887)
  Acquisition of property held for development.............     (4,232)        (821)
  Proceeds from sale of property and equipment.............       --         47,636
  Advances to affiliates...................................       (970)      (1,614)
  Acquisition of partnership interest......................       (250)         --
  Purchase of investment securities........................     (2,425)         --
                                                            -----------  -----------
          Net cash provided by (used in) investing
            activities.....................................    (34,500)      15,314
                                                            -----------  -----------

Cash flows from financing activities:
  Increase in restricted cash..............................     (1,000)      (4,755)
  Deferred lease costs.....................................       (256)      (5,241)
  Proceeds from short-term borrowings......................      9,833        1,000
  Proceeds from long-term borrowings.......................     33,211       12,856
  Proceeds from convertible subordinated debentures........       --         30,720
  Repayment of borrowings..................................     (4,768)     (41,075)
  Other....................................................      1,080          (92)
                                                            -----------  -----------
          Net cash provided by (used in) financing
            activities.....................................     38,100       (6,587)
                                                            -----------  -----------

          Net increase in cash.............................      1,561        6,579

Cash at the beginning of the period........................        220        9,507
                                                            -----------  -----------

Cash at the end of the period..............................   $  1,781    $  16,086
                                                            ===========  ===========

Supplemental disclosure of cash flow information -- cash
  paid during the period for interest......................   $    715    $   1,702
                                                            ===========  ===========


  See accompanying Notes to Condensed Consolidated Financial Statements
     and Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.

                    EMERITUS CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, ("the Company") as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1995 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed March 29, 1996 by the Company under the Securities Act of 1934 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

2.    Acquisitions

     During the year ended December 31, 1995 and the six months ended June 30, 1996, the Company completed several acquisitions of assisted-living, independent
- -living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill was recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions.

                    EMERITUS CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                          Total
      Communities acquired         Acquisition date   purchase price
      --------------------         ----------------   --------------
                                                      (in thousands)
Belmont Towers...................  March 31, 1995         $10,000
Beneva Park Club.................  June 30, 1995            4,594
Central Park Village.............  June 30, 1995            8,477
College Park Club................  June 30, 1995            3,415
Park Club of Brandon.............  June 30, 1995            4,219
Park Club of Ft Myers............  June 30, 1995            3,671
Park Club of Oakbridge...........  June 30, 1995            4,799
Laurel Lake Estates..............  July 19, 1995            6,950
Other 1995 acquisitions..........  Various                  8,860
Heritage Hills Retirement........  February 1, 1996         4,338
Lakewood Inn.....................  March 1, 1996            2,800
Golden Park......................  April 25, 1996           2,100
Sunshine Manor...................  May 15, 1996             3,842
                                                      --------------
                                                          $68,065
                                                      ==============


     The foregoing purchases have generally been financed through borrowings.

     In January 1996, the Company entered into a sale/leaseback transaction with a health care Real Estate Investment Trust ("REIT"), pursuant to which the REIT acquired Laurel Lake Estates and leased the community back to the Company with an initial term of 12 years and three five-year renewal options.

     In February 1996, the Company completed the acquisition of 11 long-term-care facilities in North and South Carolina and entered into a sale/leaseback transaction with a REIT, pursuant to which the REIT acquired 10 of the 11 Carolina Communities and leased such communities back to the Company with an initial lease terms of 15 year and three five-year renewal options.

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

     On April 1, 1996, the Company completed a lease financing transaction with a REIT on an assisted-living community located in Federal Way, Washington. The lease includes an initial lease term of 13 years, with four five-year renewal options.

     On April 2, 1996, the Company entered into a sale/leaseback transaction with a REIT, pursuant to which the REIT acquired Rosewood Court and leased the community back to the Company with an initial term of 15 years and three five-year renewal options.

     On April 16, 1996, the Company entered into a sale/leaseback transaction with a REIT, pursuant to which the REIT acquired Lakewood Inn located in Coeur d'Alene, Idaho and leased the community back to the Company. The lease financing includes construction funding for a 62 unit assisted-living expansion project. The community will be constructed and operated by the Company pursuant to an operating lease and leasehold improvement agreement with the REIT.

     On May 1, 1996, the Company completed a lease financing transaction with a REIT on two assisted-living communities, Springtree and Barrington Place located in Sunrise, Florida and LeCanto, Florida, respectively. The leases consist of initial terms of 12 years, with four five-year renewal options.

     The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions, lease financings and sale/leaseback financings had been consummated as of January 1, 1995, after including the impact of certain adjustments such as depreciation on assets acquired, interest expense on acquisition financing and rent expense under leases entered into in lease transactions. Pro forma net loss per share also gives effect to the issuance of preferred stock on April 17, 1995, and subsequent conversion to common stock and the completion of an initial public offering of the Company's common stock on November 21, 1995 as if they had occurred on January 1, 1995.

                    EMERITUS CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                       Three months ended June 30,    Six months ended June 30,
                      ----------------------------  ----------------------------
                          1995           1996           1995           1996
                      -------------  -------------  -------------  -------------
                                 (In thousands, except per share data)
Revenue..............      $14,903        $16,672        $29,942        $33,151

Net loss.............       (1,678)          (353)        (2,747)        (1,289)

Net loss per share...      $ (0.15)       $ (0.03)       $ (0.25)       $ (0.12)


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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Since it's organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the six months ended June 30, 1995 and 1996, the Company generated total operating revenues of $6.1 million and $28.6 million,
respectively.   For the three months ended June 30, 1995 and 1996, the Company generated total operating revenues of $3.4 million and $16.1 million, respectively. As of June 30, 1996, the Company's cumulative net losses since inception were $12.7 million and its total shareholders' equity was $32.7 million. For the six months ended June 30, 1995 and 1996, the Company generated losses from operations of $628,000 and $445,000, respectively. For the three months ended June 30, 1995 and 1996, the Company generated losses from operations of $614,000 and $278,000, respectively.

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

         As of August 14, 1996, the Company holds ownership, leasehold or management interests in 49 residential communities (the "Operating Communities") consisting of 4,139 units, located in 18 states. Three of the 49 communities were newly developed by the Company in the first quarter of 1996 and one was newly developed by the Company in the second quarter of 1996. Also, the Company has agreements to purchase, letters of intent to purchase or letters of intent to lease ("Pending Acquisitions") an additional 27 existing communities representing approximately 2,386 units in 8 states which are expected to close in the third and fourth quarter of 1996. In addition, the Company owns, has a leasehold interest in or has acquired an option to purchase development sites for 27 new assisted-living communities (the "Development Communities"). Twenty-three of the Development Communities are currently under construction of which 9 are scheduled to open throughout the remainder of 1996. The Company leases 34 of its residential communities, typically from a financial institution such as a REIT, owns 13 communities, manages one community and has a joint venture interest in one community. Assuming completion of the Pending Acquisitions and

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Development Communities scheduled to open throughout the remainder of 1996, the Company will own, lease or manage 85 properties in 20 states, containing an aggregate of approximately 7,185 units. There can be no assurance, however, that the Pending Acquisitions and Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other unforeseen factors.

     When used in this discussion, the words "believes," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Factors Affecting Future Results and Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1995 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed March 29, 1996 by the Company under the Securities Act of 1934.

RECENT EVENTS

      Subsequent to the end of the second quarter of 1996, the Company refinanced two communities through sale/leaseback financing, completed lease financing on five communities under development and completed a lease financing transaction on an assisted-living community located in Idaho. See "Liquidity and Capital Resources".

     On July 1, 1996, the Company moved its executive offices to a new location in Seattle, Washington where the Company leases approximately 22,000 square feet of new space. The agreement includes a lease term of 10 years with two five-year renewal options.

     On July 26, 1996, the Company reached an agreement in principle to acquire 20% of the fully-diluted outstanding stock of Alert Care Corporation ("Alert"), an Ontario, Canada based owner/operator of assisted-living communities. See "Item 5: Other Information".

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items of the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                                                                            Period to Period
                                                                                    Percentage Increase (Decrease)
                                               Percentage of Revenues               Three Months       Six Months
                                      Three Months Ended       Six Months Ended        Ended             Ended
                                            June 30,               June 30,           June 30,          June 30,
                                    ---------------------  ---------------------  ----------------  ----------------
                                       1995       1996        1995       1996        1995-1996         1995-1996
                                    ---------  ---------   ---------  ---------   ----------------  ----------------

Revenues..........................    100.0 %    100.0 %     100.0 %    100.0 %            369.5 %          365.9  %

Expenses:
   Community operations...........     74.2       67.2        72.6       68.6              325.1            340.0
   General and administrative.....     24.8        8.7        19.1        8.3               65.3            103.8
   Depreciation and amortization..     14.0        3.2        12.2        5.0                6.0             89.3
   Rent...........................      4.9       22.6         6.3       19.7             2062.5           1347.7
                                    ---------  ---------   ---------  ---------   ----------------  ----------------
       Total operating expenses...    117.9      101.7       110.2      101.6              304.9            329.2
                                    ---------  ---------   ---------  ---------   ----------------  ----------------
       Loss from operations.......    (17.9)      (1.7)      (10.2)      (1.6)             (54.7)           (29.1)
                                    ---------  ---------   ---------  ---------   ----------------  ----------------
Other expense:
   Interest expense, net..........     34.5        2.7        30.1        5.4              (63.3)           (16.7)
   Other, net.....................      0.2         .7         --          .4             1442.9          (6150.0)
                                    ---------  ---------   ---------  ---------   ----------------  ----------------
       Net loss...................    (52.6)%     (5.1)%     (40.3)%     (7.4)%            (54.5)%          (14.9)%
                                    =========  =========   =========  =========   ================  ================


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


SIX  MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     REVENUES. Total operating revenues for the six months ended June 30, 1996 were $28.6 million, representing a $22.4 million, or 365.9%, increase over operating revenues of $6.1 million for the comparable period in 1995. Substantially all of this increase resulted from the acquisition of 29 communities after June 30, 1995 compared to 11 at June 30, 1995.

     COMMUNITY OPERATIONS. Expenses for community operations for the six months ended June 30, 1996 were $19.6 million, representing a $15.1 million, or 340.0%, increase over expenses for community operations of $4.5 million for the comparable period in 1995, primarily due to the Company's acquisition of 29 communities after June 30, 1995 compared to 11 at June 30, 1995. As a percentage of total operating revenues, expenses for community operations decreased to 68.6% for the six months ended June 30, 1996, from 72.6% for the comparable period in 1995.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1996 were $2.4 million, representing an increase of $1.2 million, or 103.8%, from general and administrative expenses of $1.2 million for the comparable period in 1995. As a percentage of total operating revenues, general and administrative expenses decreased to 8.3% for the six months ended June 30, 1996, from 19.1% for the comparable period in 1995. The decrease in general and administrative expenses as a percentage of total operating revenues was due to increased efficiencies and increased levels of total operating revenues for the six months ended June 30, 1996. The dollar increase in general and administrative expenses was attributable to salaries, related payroll taxes, and employee benefits relating to additional employment associated with new business, increased accounting costs, higher travel and other costs relating to the Company's acquisition and development program. These increases are expected to continue through 1996 as the Company acquires additional existing, and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1996 was $1.4 million, or 5.0% of total operating revenues, compared to $749,000 or 12.2% of total operating revenues, for the comparable period in 1995. The dollar increase was primarily due to the Company's acquisition of 10 communities after June 30, 1995. The percentage decrease was due to refinancing through sale/leaseback transactions completed on existing owned communities.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


     RENT. Rent expense for the six months ended June 30, 1996 was $5.6 million, representing an increase of $5.2 million, or 1347.7%, from rent expense of $388,000 for the comparable period in 1995. As a percentage of total operating revenues, rent expense increased to 19.7% for the six months ended June 30, 1996, from 6.3% for the comparable period in 1995. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 30 out of 48 of its residential communities as of June 30, 1996 compared to one out of 11 as of June 30, 1995.

     INTEREST EXPENSE, NET. Interest expense, net, for the six months ended June 30, 1996 was $1.5 million, compared to $1.8 million for the comparable period in 1995, decreasing as a percentage of total operating revenues to 5.4% for the six months ended June 30, 1996 from 30.1% for the comparable period in 1995. The dollar decrease was due to the repayment of existing mortgage debt with convertible debenture proceeds and refinancing of mortgage indebtedness through sale/leaseback transactions.

THREE  MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED June 30, 1995

     REVENUES. Total operating revenues for the three months ended June 30, 1996 were $16.1 million, representing a $12.6 million, or 369.5%, increase over operating revenues of $3.4 million for the comparable period in 1995. Substantially all of this increase resulted from the acquisition of 29 communities after June 30, 1995 compared to 11 at June 30, 1995.

     COMMUNITY OPERATIONS. Expenses for community operations for the three months ended June 30, 1996 were $10.8 million, representing an $8.3 million, or 325.1%, increase over expenses for community operations of $2.5 million for the comparable period in 1995, primarily due to the Company's acquisition of 29 communities after June 30, 1995 compared to 11 at June 30, 1995. As a percentage of total operating revenues, expenses for community operations decreased to 67.2% for the three months ended June 30, 1996, from 74.2% for the comparable period in 1995.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1996 were $1.4 million, representing an increase of $ 554,000, or 65.3%, from general and administrative expenses of $848,000 for the comparable period in 1995. As a percentage of total operating revenues, general and administrative expenses decreased to 8.7% for the three months ended June 30, 1996, from 24.8% for the comparable period in 1995. The decrease in general and administrative expenses as a percentage of total operating revenues was due to increased efficiencies and increased levels of total operating

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


revenues for the three months ended June 30, 1996. The dollar increase in general and administrative expenses was attributable to salaries, related payroll taxes, and employee benefits relating to additional employment associated with new business, increased accounting costs, higher travel and other costs relating to the Company's acquisition and development program. These increases are expected to continue through 1996 as the Company acquires additional existing, and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1996 was $509,000, or 3.2% of total operating revenues, compared to $480,000 or 14.0% of total operating revenues, for the comparable period in 1995. The dollar increase was primarily due to the Company's acquisition of 4 communities after June 30, 1995. The percentage decrease was due to refinancing through sale/leaseback transactions completed on existing owned communities.

     RENT. Rent expense for the three months ended June 30, 1996 was $3.6 million, representing an increase of $3.5 million, or 2062.5%, from rent expense of $168,000 for the comparable period in 1995. As a percentage of total operating revenues, rent expense increased to 22.6% for the three months ended June 30, 1996, from 4.9% for the comparable period in 1995. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 30 out of 48 of its residential communities as of June 30, 1996 compared to one out of 11 as of June 30, 1995. As the Company enters into lease financing and sale/leaseback transactions, its rent expense will continue to increase.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended June 30, 1996 was $433,000, compared to $1.2 million for the comparable period in 1995, decreasing as a percentage of total operating revenues to 2.7% for the three months ended June 30, 1996 from 34.5% for the comparable period in 1995. The dollar decrease was due to the repayment of existing mortgage debt with convertible debenture proceeds and refinancing of mortgage indebtedness through sale/leaseback transactions.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


STABILIZED, FULLY OPERATIONAL AND START-UP/REPOSITION COMMUNITIES COMPARISON

     As of the June 30, 1996, the Company had 17 communities that it had operated
as assisted-living communities for at least 12 months. These 17 communities maintained average occupancy in excess of 90% during the 12 month period.
As compared to the three months ended December 31, 1995 (fourth quarter), second quarter community operating margins (excluding management fees) increased from 27% to 35%, respectively. The increase in operating margins primarily resulted from a 5% increase in revenue per resident day and a 6% decrease in operating
expenses between the respective periods.   During the same periods, net income
for these 17 communities increased $625,000 from net loss of $342,000 to net income of $283,000.

     As of June 30, 1996, the Company had an ownership, leasehold or management interest in 37 communities as fully operational assisted-living communities and 11 communities as newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment. The following tables set forth a comparison of fully operational and start-up/reposition communities results of operations for the three months ended June 30, 1996.

                                              Three Months Ended June 30, 1996
                                         (In thousands, except per share information)

                                              Fully            Start-up/                    Three
                                           Operational        Reposition                Months Ended
                                         Communities (1)   Communities (2)   Overhead   June 30, 1996
                                         ----------------  ----------------  --------   -------------
Revenue................................          $14,979             $ 952   $   125         $16,056
Community operating expense............            9,841               949        --          10,790
                                         ----------------  ----------------  --------   -------------
   Community operating income..........            5,138                 3        --           5,266
                                         ----------------  ----------------  --------   -------------

General and administrative.............              --                --      1,402           1,402
Depreciation and amortization..........              306               124        79             509
Rent...................................            3,398               189        46           3,633
                                         ----------------  ----------------  --------   -------------
   Operating income (loss).............            1,434              (310)   (1,402)           (278)
                                         ----------------  ----------------  --------   -------------

Interest income (expense), net.........             (414)             (259)      240            (433)
Other income (expense).................               26               (68)      (66)           (108)
                                         ----------------  ----------------  --------   -------------
   Net income (loss)...................          $ 1,046             $(637)  $(1,228)        $  (819)
                                         ================  ================  ========   =============

Net income (loss) per share............          $  0.10            $(0.06)  $ (0.11)        $ (0.07)
                                         ================  ================  ========   =============

Weighted average common shares.........           11,000            11,000    11,000           11,000
                                         ================  ================  ========   =============

(1) Fully Operational communities are those that have been operated as assisted-living (or the intended use) (37 out of 48 communities are included in this category). Overhead has not been allocated to the communities included in this column.

(2) Start-up/Reposition communities are those that have been newly developed and operated by the Company and those communities that are currently being repositioned to operate as assisted-living communities (11 out of 48 communities are included in this category). Overhead has not been allocated to the communities in this column.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1995 and 1996, net cash flow used in operating activities was $ 2.0 million and $2.1 million, respectively. During the six months ended June 30, 1996, the Company obtained $47.6 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage indebtedness of $31.6 million as well as $9.5 million of unrelated mortgage indebtedness. The Company also incurred additional long-term debt of $43.6 million and purchased additional property and equipment and property held for development of $30.7 million. As a result of these acquisition and financing transactions, the Company increased its cash position by approximately $6.6 million. During the six months ended June 30, 1995, the Company used $30.9 million to acquire property and equipment and property held for development and obtained $38.1 million in net cash provided by financing activities including net proceeds from long and short-term borrowings. As of June 30, 1996, the Company had working capital of $13.6 million compared to a working capital of $4.1 million as of December 31, 1995.

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

     On April 1, 1996, the Company completed a $5.5 million lease financing transaction with a REIT on a 98 unit assisted-living community located in Federal Way, Washington. The lease includes an initial lease term of 13 years, with four five-year renewal options . Lease payments include base rent and additional rent, including an annual percentage rent based on the community's revenues.

     On April 2, 1996, the Company refinanced approximately $3.1 million of its mortgage indebtedness secured by a 69 unit assisted-living community located in Fullerton, California through a sale/leaseback transaction with a REIT. The lease includes an initial lease term of 15 years, with three five-year renewal options . The lease payments include base rent and additional rent, including an annual percentage rent payment based on the community's revenues and annual increase in base rent based on the consumer price index.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


     On April 5, 1996, the Company secured a $2.0 million revolving line of credit with a regional financial institution. The line of credit is payable on demand, but no later than April 30, 1997 and bears interest at one percent over the lender's prime rate.

     In April 1996, the Company completed a $2.9 million sale/leaseback transaction on a 47 unit residential community located in Coeur d'Alene, Idaho. The lease financing includes construction funding for a 62 unit assisted-living expansion project. Additionally, the Company closed $17.3 million in lease financing for a total of 240 assisted-living units in three to-be-constructed communities located in Midland, Beaumont and Lubbock, Texas. All three developments will contain 80 assisted-living units. Construction on all three developments and the expansion project commenced in the second quarter of 1996. The communities will be constructed and operated by the Company pursuant to an operating lease and leasehold improvement agreement with a REIT.

     On April 25, 1996, the Company purchased a 72 unit senior housing community located in San Bernardino, California for $2.1 million. Prior to the purchase, the community was operated as a congregate care facility. The Company plans to reposition the community to operate as an assisted-living community. As part of the repositioning process, the Company will begin a physical plant refurbishment of the community which is scheduled to commence during the fourth quarter of 1996.

     On May 1, 1996, the Company completed an $18.4 million lease financing transaction on two long-term-care communities located in Florida. Both communities contain an aggregate of approximately 326 units, have been operated as assisted-living communities and were acquired by the Company pursuant to operating leases with a REIT. The leases consist of an initial terms of 12 years, with four five-year renewal options .

     On May 3, 1996, the Company and The Standish Care Company terminated discussions related to their previously announced agreement in principle to merge. The parties were unable to agree on a final exchange ratio for the proposed transaction.

     On May 17, 1996, the Company acquired through foreclosure proceedings a 140 unit assisted-living community located in Clearwater, Florida for $3.5 million. Refurbishment of the community is scheduled to commence in the third quarter of 1996.

     On May 30, 1996, the Company completed $4.7 million in mortgage financing for a 74 unit assisted-living to-be-constructed community located in Bozeman, Montana. Construction commenced in the second quarter of 1996.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


     On June 1, 1996, the Company opened one newly developed 80 unit assisted-living community and one newly refurbished and repositioned 144 unit assisted-living and retirement community. The newly developed community is located in Walla Walla, Washington and the newly refurbished community is located in Spokane, Washington. Subsequent to the opening of the Walla Walla community, the Company refinanced approximately $5.3 million of its mortgage indebtedness on July 23, 1996, through a sale/leaseback transaction with a REIT, which was the original lender during the construction period. The lease consists of an initial term of 10 years, with six five-year renewal options.

     On June 21, 1996, the Company completed $5.9 million in financing for an 81 unit assisted-living to-be-constructed community located in Greenville, South Carolina. Construction commenced in the second quarter of 1996. The community will be constructed and operated by the Company pursuant to an operating lease and leasehold improvement agreement with a REIT.

     Subsequent to the end of the second quarter, on July 10, 1996, the Company completed $7.4 million in lease financing for a total of 100 assisted-living units in two to-be-constructed communities located in Amarillo, Texas and Clarksville, Tennessee. Both developments will contain 50 assisted-living units. Construction on the Amarillo development commenced in the second quarter of 1996 and construction on the Clarksville development commenced in the third quarter of 1996. The communities will be constructed and operated by the Company pursuant to an operating lease and leasehold improvement agreement with a REIT.

     On August 1, 1996, the Company completed $9.3 million in lease financing for a total of 208 assisted-living units in three to-be-constructed communities located in Ocean Shores, Washington, Wichita Falls, Texas and San Angelo, Texas. The two developments located in Texas and the one development located in Washington will contain 79 and 50 assisted-living units, respectively. Construction on all three developments commenced in the third quarter of 1996. The communities will be constructed and operated by the Company pursuant to an operating lease and leasehold improvement agreement with a REIT.

     On August 1, 1996, the Company completed an $4.6 million lease financing transaction on an assisted-living community located in Chubbuck, Idaho. The community contains approximately 80 units and was acquired by the Company pursuant to an operating lease with a REIT. The lease includes an initial term of 11 years and 8 months, with four five-year renewal options.

     On August 2, 1996, the Company refinanced approximately $2.1 million of its mortgage indebtedness secured by an 88 unit assisted-living community located in Grand Terrace, California through a sale/leaseback transaction with a REIT. The

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)


lease includes an initial lease term of 11 years and 8 months, with four five-year renewal options.

     The Company currently estimates that existing financing commitments and lease, sale/leaseback and mortgage financings and refinancings will be sufficient to fund its acquisition and development program and its anticipated operating losses for at least the next 12 months. In part, the Company's future capital needs depend on arranging sale/leaseback financing for existing assisted
- -living communities that have achieved stabilized occupancy rates, resident mix and operating margins after initial development or repositioning. There can be no assurance that the Company will generate sufficient cash flow during such time to fund its working capital, rent, debt service requirements or growth. In such event, the Company would have to seek additional financing through debt or equity offerings, bank borrowings, sale/leaseback transactions or other sources.

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

                         PART II OTHER INFORMATION


ITEMS 1-3 ARE NOT APPLICABLE.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on May 23, 1996. The following summarizes all matters voted on at the meeting.

     (a) To elect two directors into each of Class I, Class II and Class III of the Company's Board of Directors:

                                                    Votes Cast

                  Nominee                    For     Against   Withheld
                  ---------------------- ----------- -------- ---------
  (1)  Class I
                  Patrick Carter         10,124,230     --    3,960
                  Motoharu Iue           10,124,230     --    3,960
  (2)  Class II
                  Tom A. Alberg          10,124,230     --    3,960
                  Raymond R. Brandstrom  10,124,230     --    3,960
  (3)  Class III
                  Daniel R. Baty         10,124,230     --    3,960
                  William E. Colson      10,124,030     --    4,160

             (1) Term is for one year

             (2) Term is for two years

             (3) Term is for three years


          (b) To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year 1996.

               For        Against       Abstain       Non-votes
               ---        -------       -------       ---------

           10,121,400      2,835         3,955            --


ITEM 5: OTHER INFORMATION

     On July 26, 1996 the Company reached an agreement in principle to acquire 20% of the fully-diluted outstanding stock of Alert Care Corporation ("Alert"), an Ontario, Canada based owner/operator of assisted-living communities. The transaction would involve the Company purchasing approximately 6.9 million newly issued Preferred Shares of Alert at prices ranging from $0.67 (Cdn) to $0.74
(Cdn) per share for total proceeds of $5.0 million (Cdn). The Preferred Shares will be convertible into Class A non-voting shares of Alert on a one-for-one basis. The Company will also receive an option to acquire an additional 4 million Preferred Shares at an exercise price of $1 (Cdn) per share. On a fully
- -diluted basis, the exercise of this option would increase the Company's ownership to approximately 31%. In addition, the Company will receive an option to purchase an aggregate of 10 million common and Class A shares of Alert held by Eclipse Capital Corporation ("Eclipse") (constituting approximately 50% of the currently issued Alert common and class A shares and approximately 29% of
such shares on a fully-diluted basis).   This option is at $3.25 (Cdn) per
share.

     The transaction is subject to the negotiation and execution of definitive binding agreements and the approval of the directors of Alert, the directors of Eclipse and the directors of Emeritus. It is also subject to regulatory approvals including those of the Alberta Stock Exchange. Certain matters in connection with the transaction also require Alert shareholder approval and it is expected that these matters will be considered at the Alert annual meeting which is scheduled for October 17, 1996.

     Alert is an owner/operator of assisted-living communities based in Ontario, Canada. As a party to the transaction, Alert would enter into an exclusive management agreement to manage the Company's assisted-living communities in Ontario. Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Under the agreement, Eclipse would enter into an exclusive development agreement with the Company and Alert to develop their construction projects in Ontario.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number   Description
- ------   -----------
10.1     Rosewood Court in Fullerton, California

         10.1.1 Lease Agreement dated March 29, 1996 between the registrant ("Lessee") and Health Care
                 Property Investors,  Inc. ("Lessor").

         10.1.2  First Amendment Lease Agreement dated as of
                 April 25, 1996 by and between the registrant and Health Care Property Investors, Inc.

10.2     Development Properties in Beaumont, Texas, Midland,
         Texas, Lubbock, Texas, Amarillo, Texas, Clarksville,
         Tennessee, Wichita Falls in Wichita Falls, Texas and
         San Angelo in San Angelo, Texas. The following agreements are representative of those executed in connection with these properties:

         10.2.1  Lease Agreement dated April, July and August
                 1996 between ESC I, L.P.("Lessee") and
                 Meditrust Acquisition Corporation I ("Lessor").

         10.2.2  Leasehold Improvement Agreement dated April,
                 July and August 1996 between Meditrust
                 Acquisition Corporation I ("Lessor") and ESC I,
                 L.P. ("Lessee").

10.3     Barrington Place in LeCanto, Florida and Springtree in
         Sunrise, Florida. The following agreement is representative of those executed in connection with these properties:

         10.3.1  Lease Agreement dated May 1, 1996 between
                 Emeritus Properties I, Inc. ("Lessee")and
                 Meditrust Acquisition Corporation I ("Lessor").

10.4     Golden Park in San Bernardino, California

         10.4.1  Purchase and Sale Agreement dated January 24,
                 1996 between Western Biologics Inc.,("Seller"),
                 Nancy F. Feinstein and Jay L. Feinstein
                 ("Seller") and the registrant("Purchaser").



10.5     Lakewood Inn in Coeur d'Alene, Idaho,  Evergreen Lodge
         (formerly The Woodway Inn) in Federal Way, Washington,
         Greenville in Greenville, South Carolina, Grand Terrace in Grand Terrace, California, Ridge Wind in Chubbock,
         Idaho and Ocean Shores in Ocean Shores, Washington.
         The following agreement is representative of those executed in connection with these properties:

         10.5.1  Lease Agreement dated April,  June and August
                 1996 between Emeritus Properties I Inc.
                 ("Lessee") and Meditrust Acquisition
                 Corporation I ("Lessor").

10.6     Lakewood Inn in Coeur d'Alene, Idaho,  Greenville in
         Greenville, South Carolina and Ocean Shores in Ocean
         Shores, Washington. The following agreement is representative of those executed in connection with these properties:

         10.6.1  Leasehold Improvement Agreement dated April,
                 June and August 1996 between Meditrust
                 Acquisition Corporation I ("Lessor") and
                 Emeritus Properties I ("Lessee").

10.7     Development Property in Bozeman, Montana

         10.7.1  Agreement to Purchase Construction Loan dated
                 May 30, 1996 between RMI Capital Management
                 Co.("Construction Lender") and the registrant.

         10.7.2  Construction Loan Agreement between RMI
                 Capital Management Co. ("Lender")and Emeritus
                 Properties II, Inc. ("Borrower").

         10.7.3 Promissory Note dated May 30, 1996 in the amount of $4,695,000 between RMI Capital
                 Management Co. ("Holder") and Emeritus
                 Properties II, Inc. ("Maker").

         10.7.4  Security Agreement dated May 30, 1996 between
                 Emeritus Properties II, Inc. ("Debtor")
                 and RMI Capital Management Co. ("Secured
                 Party").

         10.7.5  Deed of Trust, Assignment of Rents, Security
                 Agreement and Financing Statement dated May
                 30, 1996 between Emeritus Properties II, Inc.
                 ("Borrower" or "Grantor"), American Land Title
                 Company ("Trustee") and RMI Capital Management
                 Co.("Beneficiary" or "Lender").







         10.7.6 Guaranty Agreement dated May 30, 1996 between the registrant ("Guarantor") and RMI Capital
                 Management Co. ("Lender").

10.8     Office Lease Agreement dated April 29, 1996 between
         Martin Selig ("Lessor") and the registrant("Lessee").

11.1     Statement re computation of per share earnings.

27.1     Financial Data Schedule.


(b) Reports on Form 8-K

     The Company filed Reports on Form 8-K/A Amendment No. 1 and Amendment No. 2 with the Securities and Exchange Commission on April 15, 1996 and April 16, 1996, respectively, which is incorporated herein by reference, reported under
Item 7, the Company's Financial Statements of Business Acquired and Pro Forma Financial Information with respect to the acquisition of the Carolina Communities.

     The Company filed a Report on Form 8-K/A Amendment No. 1 with the Securities and Exchange Commission on May 30, 1996, which is incorporated herein by reference, reported under Item 2, the Company's sale/leaseback financing of seven communities and two developments with Meditrust Acquisition Corporation I and Item 7, the Company's Pro Forma Financial Information.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 14, 1996

                                                            EMERITUS CORPORATION
                                                                    (Registrant)

                                                              /s/ Kelly J. Price
                                           -------------------------------------
                                         Kelly J. Price, Chief Financial Officer

                                                             /s/ James S. Keller
                                           -------------------------------------
                          James S. Keller, Controller and Director of Accounting
                                                  (Principal Accounting Officer)

                         INDEX TO EXHIBITS


Exhibit                                                                                     Sequentially
Number     Description                                                                      Numbered Page
- ---------  -------------------------------------------------------------------------------  --------------

10.1       Rosewood Court in Fullerton, California

           10.1.1  Lease Agreement dated March 29, 1996 between the registrant ("Lessee")
                   and Health Care Property Investors, Inc. ("Lessor").

           10.2.1  First Amendment Lease Agreement dated as of April 25, 1996 by and between the registrant and Health Care Property Investor Inc.

10.2       Development Properties in Beaumont, Texas, Midland, Texas, Lubbock, Texas,
           Amarillo, Texas, Clarksville, Tennessee, Wichita Falls in Wichita Falls, Texas
           and San Angelo in San Angelo, Texas.  The following agreements are representative of those executed in connection with these properties:

           10.2.1  Lease Agreement dated April, July and August 1996 between ESC I, L.P.
                  ("Lessee") and Meditrust Acquisition Corporation I ("Lessor").

           10.2.2  Leasehold Improvement Agreement dated April, July and August 1996 between Meditrust Acquisition Corporation I ("Lessor") and ESC I, L.P.
                  ("Lessee").

10.3       Barrington Place in LeCanto, Florida and Springtree in Sunrise, Florida.  The
           following agreement is representative of those executed in connection with these properties:

           10.3.1  Lease Agreement dated May 1, 1996 between Emeritus Properties I, Inc.
                  ("Lessee") and Meditrust Acquisition Corporation I ("Lessor").

10.4       Golden Park in San Bernardino, California

           10.4.1  Purchase and Sale Agreement dated January 24, 1996 between Western
                   Biologics Inc., ("Seller"), Nancy F. Feinstein and Jay L. Feinstein
                  ("Seller") and the registrant ("Purchaser").

10.5       Lakewood Inn in Coeur d'Alene, Idaho, Evergreen Lodge (formerly The Woodway
           Inn) in Federal Way, Washington, Greenville in Greenville, South Carolina,
           Grand Terrace in Grand Terrace, California, Ridge Wind in Chubbock, Idaho and
           Ocean Shores in Ocean Shore, Washington.  The following agreement is representative of those executed in connection with these properties:

           10.5.1  Lease Agreement dated April,  June and August 1996 between Emeritus
                   Properties I, Inc. ("Lessee") and Meditrust Acquisition Corporation I
                  ("Lessor").



10.6       Lakewood Inn in Coeur d'Alene, Idaho, Greenville in Greenville, South Carolina
           and Ocean Shores in Ocean Shores, Washington.  The following agreement is representative of those executed in connection with these properties:

           10.6.1  Leasehold Improvement Agreement dated April, June and August 1996 between Meditrust Acquisition Corporation I ("Lessor") and Emeritus
                   Properties I ("Lessee").

10.7       Development Property in Bozeman, Montana

           10.7.1  Agreement to Purchase Construction Loan dated May 30, 1996 between RMI
                   Capital Management Co. ("Construction Lender") and the registrant.

           10.7.2  Construction Loan Agreement between RMI Capital Management Co.
                  ("Lender") and Emeritus Properties II, Inc. ("Borrower").

           10.7.3  Promissory Note dated May 30, 1996  in the amount of  $4,695,000 between RMI Capital Management Co. ("Holder") and Emeritus Properties
                   II, Inc. ("Maker").

           10.7.4  Security Agreement dated May 30, 1996 between Emeritus Properties II,
                   Inc. ("Debtor") and RMI Capital Management Co.("Secured Party").

           10.7.5  Deed of Trust, Assignment of Rents, Security Agreement and Financing
                   Statement dated May 30, 1996 between Emeritus Properties II, Inc.
                  ("Borrower" or "Grantor"), American Land Title Company ("Trustee") and
                   RMI Capital Management Co.("Beneficiary" or "Lender").

           10.7.6  Guaranty Agreement dated May 30, 1996 between the registrant
                  ("Guarantor") and RMI Capital Management Co. ("Lender").

10.8       Office Lease Agreement dated April 29, 1996 between Martin Selig ("Lessor") and the registrant ("Lessee").

11.1       Statement re computation of per share earnings.

27.1       Financial Data Schedule.
