Form 10-Q
period 1996-09-30
EMERITUS CORP\WA\
filed 1996-11-14
CIK 1001604

                    UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
------------------------------------------------------------
                       FORM 10-Q
------------------------------------------------------------

(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT 1934

      For the quarterly period ended September 30, 1996.

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number   1-14012

               EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

       WASHINGTON                          91-1605464
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

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

                    (X) Yes          (  ) No


As of November 13, 1996, there were 11,000,000 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                    EMERITUS CORPORATION

                            Index

                Part I. Financial Information


Item 1.  Financial Statements:                          Page No.
                                                       ---------
         Condensed Consolidated Balance Sheets as of
         December 31, 1995 and September 30, 1996.....     1

         Condensed Consolidated Statements of
         Operations for the Three and Nine Months
         Ended September 30, 1995 and 1996............     2

         Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended
         September 30, 1995 and 1996..................     3

         Notes to Condensed Consolidated Financial
         Statements...................................     4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...................................     8

                   Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.............     24

         Signatures...................................     26

 Note: Items 1-5 of Part II are omitted because they are not applicable


                      EMERITUS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
            December 31, 1995 and September 30, 1996
                 (In thousands, except share data)

                              ASSETS

                                                                September
                                                                   30,
                                                 December 31,     1996
                                                     1995      (unaudited)
                                                 ------------  -----------
Current Assets:
  Cash..........................................    $  9,507     $  9,967
  Restricted cash...............................       1,025        1,158
  Trade accounts receivable.....................         212        1,437
  Prepaid expenses and other current assets.....       1,835        6,733
                                                 ------------  -----------
          Total current assets..................      12,579       19,295

Property and equipment, net.....................      81,041       76,777
Property held for development...................      14,111        5,477
Investment securities available for sale........       2,825        2,338
Notes receivable from and investments in
  affiliates....................................         644        3,671
Other assets, net...............................       4,435       18,020
                                                 ------------  -----------
          Total assets..........................    $115,635     $125,578
                                                 ============  ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings.........................    $    520     $    251
  Current portion of long-term debt.............         352        1,836
  Accounts payable..............................       4,249        3,169
  Other current liabilities.....................       3,367        5,203
                                                 ------------  -----------
          Total current liabilities.............       8,488       10,459

Security deposits...............................         740        1,303
Other long-term liabilities.....................         242        3,996
Deferred gain on sale of communities............       2,227        9,777
Deferred income.................................        --            992
Convertible debentures..........................        --         32,000
Long-term debt, less current portion............      66,814       35,108
                                                 ------------  -----------
          Total liabilities.....................      78,511       93,635
                                                 ------------  -----------
Minority interest...............................       2,229        2,057
Shareholders' Equity:
 Preferred stock, $.0001 par value. Authorized
   5,000,000 shares; no shares issued and
   outstanding..................................        --           --
 Common stock, $.0001 par value. Authorized
   40,000,000 shares; issued and outstanding
   11,000,000 shares............................           1            1
  Additional paid-in capital....................      44,910       44,788
  Unrealized gain on investment securities......         400          172
  Accumulated deficit...........................     (10,416)     (15,075)
                                                 ------------  -----------
          Total shareholders' equity............      34,895       29,886
                                                 ------------  -----------
          Total liabilities and shareholders'
             equity.............................    $115,635     $125,578
                                                 ============  ===========


See accompanying Notes to Condensed Consolidated Financial
  Statements and Management's Discussion and Analysis of
     Financial Condition and Results of Operations.

                  EMERITUS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 1995 and 1996
                       (unaudited)
             (In thousands, except share data)


                                    Three months ended    Nine months ended
                                      September 30,         September 30,
                                     1995       1996       1995       1996
                                   ---------  ---------  ---------  ---------
Revenues:
  Rent............................   $6,116    $16,617    $11,618    $42,853
  Service fees....................      725        956      1,356      3,293
                                   ---------  ---------  ---------  ---------
      Total operating revenues....    6,841     17,573     12,974     46,146
                                   ---------  ---------  ---------  ---------
Expenses:
  Community operations............    5,122     12,908      9,577     32,508
  General and administrative......      632      1,835      1,801      4,218
  Depreciation and amortization...    1,102        724      1,850      2,142
  Rent............................      203      4,264        592      9,881
                                   ---------  ---------  ---------  ---------
       Total operating expenses...    7,059     19,731     13,820     48,749
                                   ---------  ---------  ---------  ---------
       Loss from operations.......     (218)    (2,158)      (846)    (2,603)
                                   ---------  ---------  ---------  ---------
Other income (expense):
  Interest expense, net...........   (1,929)      (500)    (3,775)    (2,037)
  Other, net......................   (1,147)       297     (1,145)       175
                                   ---------  ---------  ---------  ---------
       Net other expense..........   (3,076)      (203)    (4,920)    (1,862)
                                   ---------  ---------  ---------  ---------
       Net loss...................  $(3,294)   $(2,361)   $(5,766)   $(4,465)
                                   =========  =========  =========  =========

Net loss per share................  $ (0.30)   $ (0.21)   $ (0.52)   $ (0.41)
                                   =========  =========  =========  =========
Pro Forma
  Net loss (Note 2)...............  $(3,104)   $(2,642)   $(7,625)   $(4,706)
                                   =========  =========  =========  =========

  Net loss per share..............  $ (0.28)   $ (0.24)   $ (0.69)   $ (0.43)
                                   =========  =========  =========  =========

  Weighted average number of
    common and common equivalent
    shares outstanding............   11,000     11,000     11,000     11,000
                                   =========  =========  =========  =========


  See accompanying Notes to Condensed Consolidated Financial
    Statements and Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

                       EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 1995 and 1996
                           (unaudited)
                          (In thousands)


                                                         1995       1996
                                                       ---------  ---------
Net cash used in operating activities (including
  changes in all operating assets and liabilities)....  $(1,227)   $(2,542)
                                                       ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment...............  (59,912)   (22,903)
  Acquisition of property held for development........   (8,142)      (947)
  Deferred marketing and pre-opening costs............     --         (542)
  Proceeds from sale of property and equipment........     --       49,757
  Advances to affiliates..............................     --       (3,027)
  (Purchase)/sale of investment securities............   (2,425)       259
  Leasehold improvement advances......................     --       (1,824)
  Other...............................................     (370)      --
                                                       ---------  ---------
     Net cash provided by (used in) investing
       activities.....................................  (70,849)    20,773
                                                       ---------  ---------
Cash flows from financing activities:
  Increase in restricted cash.........................   (1,184)    (6,432)
  Deferred lease costs................................     --       (6,344)
  Proceeds from (repayment of) short-term borrowings..    9,833       (269)
  Proceeds from long-term borrowings..................   73,384     14,531
  Proceeds from convertible subordinated debentures...     --       30,720
  Repayment of long-term borrowings...................   (9,883)   (49,855)
  Deferred loan fees..................................     (672)      --
  Sale of preferred stock.............................    1,080       --
  Other...............................................     --         (122)
                                                       ---------  ---------
     Net cash provided by (used in) financing
       activities.....................................   72,558    (17,771)
                                                       ---------  ---------
          Net increase in cash........................      482        460

Cash at the beginning of the period...................      220      9,507
                                                       ---------  ---------
Cash at the end of the period.........................  $   702    $ 9,967
                                                       =========  =========

Supplemental disclosure of cash flow information --
cash paid during the period for interest..............  $ 3,758    $ 1,702
                                                       =========  =========



   See accompanying Notes to Condensed Consolidated Financial
      Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    EMERITUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, ("the Company") as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1995 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed March 29, 1996 by the Company under the Securities Act of 1934 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

     Certain reclassifications of the 1995 amounts have been made to conform to the 1996 presentation.

2.    Acquisitions

     During the year ended December 31, 1995 and the nine months ended September 30, 1996, the Company completed several acquisitions of assisted-living, independent-living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill was recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions.

                    EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED
             FINANCIAL STATEMENTS - (Continued)


                                                     Total
    Communities acquired       Acquisition date  purchase price    Units
    ---------------------      ----------------  --------------    -----
                                                 (in thousands)
Vickery Towers (formerly
  Belmont Towers)............  March 31, 1995        $10,000          237
Beneva Park Club (2).........  June 30, 1995           4,594           97
Central Park Village (2).....  June 30, 1995           8,477          177
College Park Club (2)........  June 30, 1995           3,415           86
Park Club of Brandon (2).....  June 30, 1995           4,219           89
Park Club of Ft Myers (2)....  June 30, 1995           3,671           77
Park Club of Oakbridge (2)...  June 30, 1995           4,799           88
Laurel Lake Estates (1)......  July 19, 1995           6,950          116
Other 1995 acquisitions......  Various                 8,860          210
Heritage Hills Retirement....  February 1, 1996        4,338          100
Lakewood Inn (3).............  March 1, 1996           2,800           47
Laurel Place (formerly Golden
  Park)......................  April 25, 1996          2,100           72
Madison Glen (formerly
  Sunshine Manor)............  May 15, 1996            3,842          140
                                                 --------------  ---------
                                                     $68,065        1,536
                                                 ==============  =========

(1)  Refinanced through a sale/leaseback with a Real Estate
     Investment Trust ("REIT"). Lease includes an initial term of 12 years, three five-year renewal options and an annual lease payment of approximately $644,000.
(2) Refinanced through sale/leaseback with a REIT. Lease includes an initial term of 11 years, four five-year renewal options and annual lease payments aggregating approximately $3.5 million.
(3)  Refinanced through a sale/leaseback with a REIT.
     Lease includes an initial term of 13 years and four five-year renewal options. Upon completion of a $7.1 million expansion project annual lease payments will be approximately $690,000.

                              5

                      EMERITUS CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS - (Continued)

     The foregoing purchases have generally been financed through borrowings.

     During the nine months ended September 30, 1996, the Company completed several acquisitions of communities through lease financing transactions with a REIT, pursuant to which the REIT leased such communities to the Company under operating leases. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions.


                           Lease         Initial         Renewal        Annual
Communities leased   Acquisition date   Lease Term       Options         Rent     Units
-------------------  ----------------   -----------      --------       ------    -----
Carolina
  Communities (1)..  February 1996      15 years      Three five-year   $4,146,000    648
Evergreen Lodge....  April 1996         13 years      Four five-year       573,000     98
Rosewood Court (2).  April 1996         15 years      Three five-year      393,000     71
Barrington Place...  May 1996           12 years      Four five-year       414,000     80
Springtree.........  May 1996           12 years      Four five-year     1,410,000    185
The Terrace (2)....  August 1996        11 yrs/8 mos  Four five-year       417,000     88
Lodge at Mainlands.  August 1996        11 yrs/7 mos  Four five-year       925,000    154
Colonial Park Club.  August 1996        11 yrs/7 mos  Four five-year       771,000     90
                                                                        ----------  ------
                                                                        $9,049,000  1,414
                                                                        ==========  ======

(1) Consists of 10 long-term-care communities located in North and South Carolina.
(2)  Refinanced through a sale/leaseback with a REIT.



                    EMERITUS CORPORATION
               NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS - (Continued)


     The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions, acquisitions through lease financings and sale/leaseback financings had been consummated as of January 1, 1995, after including the impact of certain adjustments such as depreciation on assets acquired, interest expense on acquisition financing and rent expense under leases entered into in lease transactions.
Pro forma net loss per share also gives effect to the issuance of preferred stock on April 17, 1995, and subsequent conversion to common stock and the completion of an initial public offering of the Company's common stock on November 21, 1995 as if they had occurred on January 1, 1995.


                       Three months ended    Nine months ended
                         September 30,         September 30,
                        1995       1996       1995       1996
                      ---------  ---------  ---------  ---------
                        (In thousands, except per share data)
Revenue..............  $17,187    $18,104    $49,672    $54,043

Net loss.............   (3,104)    (2,642)    (7,625)    (4,706)

Net loss per share...  $ (0.28)   $ (0.24)   $ (0.69)   $ (0.43)


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Since it's organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the nine months ended September 30, 1995 and 1996, the Company generated total operating revenues of $13.0 million
and $46.1 million, respectively.   For the three months ended
September 30, 1995 and 1996, the Company generated total operating revenues of $6.8 million and $17.6 million, respectively. As of September 30, 1996, the Company's cumulative net losses since inception were $15.1 million and its total shareholders' equity was $29.9 million. For the nine months ended September 30, 1995 and 1996, the Company generated losses from operations of $846,000 and $2.6 million, respectively. For the three months ended September 30, 1995 and 1996, the Company generated losses from operations of $218,000 and $2.2 million, respectively.

     The Company's operating strategy is to increase operating margins at each acquired or newly developed community, whether leased or owned, primarily by increasing occupancy levels, encouraging residents to remain at the Company's communities longer by offering them a range of service options, increasing revenues through modifications in rate structures, where appropriate, and identifying opportunities to create operating efficiencies and reduce costs.

         As of November 13, 1996, the Company holds ownership, leasehold or management interests in 70 residential communities (the "Operating Communities") consisting of approximately 5,800 units, located in 18 states. Three of the 70 communities were newly developed by the Company in the first quarter of 1996, two

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


were newly developed by the Company in the second quarter of 1996, one was newly developed by the Company in the third quarter of 1996 and one new development was acquired by the Company through a lease acquisition in the third quarter of 1996. As of November 13, 1996, three newly developed communities, two developed by the Company and one acquired through a lease acquisition, were opened in the fourth quarter of 1996. The Company has an agreement to purchase one existing community representing approximately 100 units located in Nevada which is expected to close in the fourth quarter of 1996. Additionally, the Company has agreements to purchase, letters of intent to purchase or letters of intent to lease eight additional existing communities representing approximately 1,000 units located in four states which are expected to close in the first quarter of 1997. ("Pending Acquisitions"). The Company owns, has a leasehold interest in or has acquired an option to purchase development sites for 41 new assisted-living communities (the "Development Communities"). Twenty-one of the Development Communities are currently under construction, five of which are scheduled to open throughout the remainder of 1996. The Company leases 43 of its residential communities, typically from a financial institution such as a REIT, owns 14 communities, manages eleven communities and has a joint venture interest in two communities. Assuming completion of the Pending Acquisitions and Development Communities scheduled to open throughout the remainder of 1996, the Company will own, lease or manage 76 properties in 18 states, containing an aggregate of approximately 6,300 units. There can be no assurance, however, that the Pending Acquisitions and Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other unforeseen factors.

     When used in this discussion, the words "believes,"
"anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


results to differ materially from those projected. See "Factors Affecting Future Results and Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1995 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Form 10-K filed March 29, 1996 by the Company and the Company's first quarter Form 10-Q and second quarter Form 10-Q filed May 15, 1996 and August 14, 1996, respectively, by the Company under the Securities Act of 1934.


RECENT EVENTS

      Subsequent to the end of the third quarter of 1996, the Company opened two newly developed communities, completed a lease financing transaction on five communities located in Idaho, South Carolina and Washington and acquired a community located in Washington which consists of both assisted-living and independent-living. Additionally, the Company entered into two management agreements, one with an affiliate to provide management services for an independent-living community located in Idaho and one with an affiliate to provide management services for nine assisted-living communities located in New York. See "Liquidity and Capital Resources".

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


                                                                         Period to Period
                                                                       Percentage Increase
                                        Percentage of Revenues              (Decrease)
                                     Three Months    Nine Months
                                        Ended           Ended       Three Months  Nine Months
                                    September 30,   September 30,      Ended         Ended
                                    --------------  --------------
                                     1995    1996    1995    1996         September 30,
                                    ------  ------  ------  ------  --------------------------
Revenues..........................   100 %   100 %   100 %   100 %         157 %         256 %

Expenses:
  Community operations............    75      74      74      70           152           239
  General and administrative......     9      10      14       9           190           134
  Depreciation and amortization...    16       4      14       5           (34)           16
  Rent............................     3      24       5      21          2001          1569
                                    ------  ------  ------  ------  ------------  ------------
     Total operating expenses.....   103     112     107     105           180           253
                                    ------  ------  ------  ------  ------------  ------------
     Loss from operations.........    (3)    (12)     (7)     (5)          890           208
                                    ------  ------  ------  ------  ------------  ------------
Other expense:
  Interest expense, net...........    28       3      29       4           (74)          (46)
  Other, net......................    17      (2)      9      --          (126)         (115)
                                    ------  ------  ------  ------  ------------  ------------
     Net loss.....................   (48)%   (13)%   (45)%    (9)%         (28)%         (23)%
                                    ======  ======  ======  ======  ============  ============



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


NINE  MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1995

     REVENUES. Total operating revenues for the nine months ended September 30, 1996 were $46.1 million, representing a $33.2 million, or 256%, increase over operating revenues of $13.0 million for the comparable period in 1995. Substantially all of this increase resulted from the opening of new developments and the acquisition of 32 communities after September 30, 1995 compared to 20 total communities operating at September 30, 1995.

     COMMUNITY OPERATIONS. Expenses for community operations for the nine months ended September 30, 1996 were $32.5 million, representing a $22.9 million, or 239% increase over expenses for community operations of $9.6 million for the comparable period in 1995, primarily due to the Company's opening of new developments and the acquisition of 32 communities after September 30, 1995 compared to 20 total communities operating at September 30, 1995. As a percentage of total operating revenues, expenses for community operations decreased to 70% for the nine months ended September 30, 1996, from 74% for the comparable period in 1995 primarily due to efficiencies created by the implementation of operating strategies and the acquisitions in the first nine months of 1996 of communities operating more efficiently.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1996 were $4.2 million, representing an increase of $2.4 million, or 134% from general and administrative expenses of $1.8 million for the comparable period in 1995. As a percentage of total operating revenues, general and administrative expenses decreased to 9% for the nine months ended September 30, 1996, from 14% for the comparable period in 1995 primarily as a result of an increase in revenue. The $2.4 million dollar increase in general and administrative expenses was attributable to salaries, related payroll taxes, and employee benefits relating to additional employment associated with new business, increased accounting costs and higher travel and other costs relating to the Company's

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


acquisition and development program. General and administrative costs are expected to continue to increase at least through 1996 as the Company acquires additional existing communities and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1996 was $2.1 million, or 5% of total operating revenues, compared to $1.9 or 14% of total operating revenues, for the comparable period in 1995. The dollar increase was primarily due to the Company's opening new developments and the acquisition of seven communities after September 30, 1995. The decrease as a percentage of revenue was due to refinancing completed through sale/leaseback transactions on previously owned communities.

     RENT. Rent expense for the nine months ended September 30, 1996 was $9.9 million, representing an increase of $9.3 million, or 1569% from rent expense of $592,000 for the comparable period in 1995. As a percentage of total operating revenues, rent expense increased to 21% for the nine months ended September 30, 1996, from 5% for the comparable period in 1995. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 35 out of 52 of its residential communities as of September 30, 1996 compared to two out of 20 communities as of September 30, 1995.

     INTEREST EXPENSE, NET. Interest expense, net, for the nine months ended September 30, 1996 was $2.0 million, compared to $3.8 million for the comparable period in 1995, decreasing as a percentage of total operating revenues to 4% for the nine months ended September 30, 1996 from 29% for the comparable period in 1995. The dollar decrease was due to the repayment of existing mortgage debt with lower rate convertible debenture proceeds and refinancing of mortgage indebtedness through sale/leaseback transactions.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


     OTHER INCOME AND EXPENSE, NET. Other income and expense, net, for the nine months ended September 30, 1996 was income of $175,000 compared to expense of $1.1 million for the comparable period in 1995. The dollar variance was primarily due to a reduction in the carrying value and subsequent write-down in 1995, of a note receivable from Extended Care Corporation, an entity that operated three long-term-care communities. The write-down occurred due to Extended Care Corporation's continued losses and the holder of the first mortgage's initiation of foreclosure proceedings. Additionally, during the third quarter of 1996, the Company recognized a gain on sale of approximately $242,000 from the sale of investment securities held in The Standish Care Company.

THREE  MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995

     REVENUES. Total operating revenues for the three months ended September 30, 1996 were $17.6 million, representing a $10.7 million, or 157% increase over operating revenues of $6.8 million for the comparable period in 1995. Substantially all of this increase resulted from the opening of new developments and the acquisition of 32 communities after September 30, 1995 compared to 20 total communities operated at September 30, 1995.

     COMMUNITY OPERATIONS. Expenses for community operations for the three months ended September 30, 1996 were $12.9 million, representing a $7.8 million, or 152% increase over expenses for community operations of $5.1 million for the comparable period in 1995, primarily due to the Company's opening new developments and the acquisition of 32 communities after September 30, 1995 compared to 20 total communities operated at September 30, 1995. As a percentage of total operating revenues, expenses for community operations decreased to 74% for the three months ended September 30, 1996, from 75% for the comparable period in 1995 primarily due to efficiencies created by the implementation of operating strategies and the acquisitions in the first nine months of 1996 from communities operating more efficiently.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1996 were $1.8 million, representing an increase of $1.2 million, or 190% from general and administrative expenses of $632,000 for the comparable period in 1995. As a percentage of total operating revenues, general and administrative expenses increased to 10% for the three months ended September 30, 1996, from 9% for the comparable period in 1995. The dollar and percentage increases in general and administrative expenses were attributable to salaries, related payroll taxes, and employee benefits relating to additional employment associated with new business, increased accounting costs and higher travel and other costs relating to the Company's acquisition and development program. These increases are expected to continue at least through 1996 as the Company acquires additional existing communities and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1996 was $724,000, or 4% of total operating revenues, compared to $1.1 million or 16% of total operating revenues, for the comparable period in 1995. The dollar and percentage decrease was primarily due to refinancing completed through sale/leaseback transactions on previously owned communities.

     RENT. Rent expense for the three months ended September 30, 1996 was $4.3 million, representing an increase of $4.1 million, or 2001% from rent expense of $203,000 for the comparable period in 1995. As a percentage of total operating revenues, rent expense increased to 24% for the three months ended September 30, 1996, from 3% for the comparable period in 1995. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 35 out of 52 of its residential communities as of September 30, 1996 compared to two out of 20 of its residential communities as of September 30, 1995. As the Company enters into additional lease financing and sale/leaseback transactions, its rent expense will continue to increase.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended September 30, 1996 was $500,000, compared to $1.9 million for the comparable period in 1995, decreasing as a percentage of total operating revenues to 3% for the three months ended September 30, 1996 from 28% for the comparable period in 1995. The dollar decrease was due to the repayment of existing mortgage debt with lower rate convertible debenture proceeds and refinancing of mortgage indebtedness through sale/leaseback transactions.

     OTHER INCOME AND EXPENSE, NET. Other income and expense, net, for the three months ended September 30, 1996 was income of $297,000 compared to expense of $1.1 million for the comparable period in 1995. The dollar variance was due primarily to a reduction in the carrying value and subsequent write-down in 1995, of a note receivable from Extended Care Corporation, an entity that operated three long-term-care communities. The write-down occurred due to Extended Care Corporation's continued losses and the holder of the first mortgage's initiation of foreclosure proceedings. Additionally, during the third quarter of 1996, the Company recognized a gain on sale of approximately $242,000 from the sale of investment securities held in The Standish Care Company.

STABILIZED, OPERATIONAL AND START-UP/REPOSITION COMMUNITIES
COMPARISON

     As of September 30, 1996, the Company had 17 communities that it had operated as assisted-living communities for at least 12 months ("Stabilized Communities"). Net losses for the third quarter of 1996 for Stabilized Communities were $83,000, representing a $259,000 or 76% decrease from net losses of $342,000 for the fourth quarter of 1995.

     The decrease in net losses between the third quarter of 1996 and the fourth quarter of 1995 was primarily due to decreasing operating expense, together with increases in operating revenue due to higher rents and service fees, resulting in an increase in operating margins from 27% to 30%. Lower lease expense compared to depreciation and interest expense was also recognized as a result of refinancings through sale/leaseback transactions.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


     The change from net income of $283,000 for the second quarter of 1996, to net losses of $83,000 for the third quarter of 1996 were primarily due to lower operating revenues resulting from a decrease in average occupancy between the two quarters, as well as increases in operating expenses.

     As of September 30, 1996, the Company had an ownership, leasehold or management interest in 40 communities as operational assisted-living communities ("Operational Communities") and 12 communities as newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment ("Start-up/Reposition Communities"). The following tables set forth a comparison of operational and start-up/ reposition communities results of operations for the three months ended September 30, 1996.


                                                     Three Months Ended September 30, 1996
                                                  (In thousands, except per share information)

                                                             Start-up/                      Three
                                           Operational      Reposition                  Months Ended
                                         Communities (1)  Communities (2)  Overhead  September 30, 1996
                                         ---------------  ---------------  --------   ------------------
Revenue................................         $16,210          $ 1,336      $ 27             $17,573
Community operating expense............          11,488            1,420        --              12,908
                                         ---------------  ---------------  --------   ------------------
   Community operating income (loss)...           4,722              (84)       27               4,665
                                         ---------------  ---------------  --------   ------------------
General and administrative.............            --               --       1,835               1,835
Depreciation and amortization..........             361              248       115                 724
Rent...................................           3,800              377        87               4,264
                                         ---------------  ---------------  --------   ------------------
   Operating income (loss).............             561             (709)   (2,010)             (2,158)
                                         ---------------  ---------------  --------   ------------------
Interest income (expense), net.........            (425)            (327)      252                (500)
Other income (expense).................             151              (76)      222                 297
                                         ---------------  ---------------  --------   ------------------
   Net income (loss)...................         $   287          $(1,112)  $(1,536)            $(2,361)
                                         ===============  ===============  ========   ==================



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


(1) Operational Communities are those that have been operated as assisted-living (or the intended use) by the Company (40 out of 52 communities are included in this category) for at least one month during the third quarter.
Overhead has not been allocated to the communities included in this column.

(2) Start-up/Reposition Communities are those that have been newly developed and opened by the Company and those communities that are currently being repositioned to operate as assisted-living communities (12 out of 52 communities are included in this category). Overhead has not been allocated to the communities in this column.


     Net income for the three months ended September 30, 1996 for the Operational Communities was $287,000, representing a $759,000 or 73% decrease from net income of $1.0 million for the three months ended June 30, 1996. The dollar and percentage decrease in net income included an increase in operating expenses of approximately $559,000 for the 35 communities operational for all three months of both quarters, as well as additional net losses of approximately $246,000 for the communities that became operational during the second and third quarters.

     The net losses for the three months ended September 30, 1996 for Start-up/Reposition Communities were $1.1 million, representing a $475,000 or 75% increase over the net losses of $637,000 for the three months ended June 30, 1996. The dollar and percentage increases resulted primarily from the addition of six communities (three newly opened communities and three acquired communities being repositioned) after April 1996 that had longer periods of operation in the third quarter than in the second quarter.

     During the three months ended September 30, 1996, the Company completed one repositioning of a community, Fulton Villa located in Stockton, California, and reclassified it as an Operational Community.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1995 and 1996, net cash flow used in operating activities was $1.2 million and $2.5 million, respectively. During the nine months ended September
30, 1996, the Company obtained $49.8 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage indebtedness of $33.7 million as well as $16.2 million of unrelated mortgage indebtedness. The Company also incurred additional long-term debt of $45.3 million, including $30.7 million of net proceeds from the private placement of convertible subordinate debentures and purchased additional property and equipment and property held for development of $23.9 million. During the nine months ended September 30, 1995, the Company used $68.1 million to acquire property and equipment and property held for development and obtained $72.6 million in net cash provided by financing activities primarily related to net proceeds from long and short-term borrowings. As of September 30, 1996, the Company had working capital of $8.8 million compared to a working capital of $4.1 million as of December 31, 1995.

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

     On July 23, 1996, the Company refinanced approximately $5.3 million of its mortgage indebtedness secured by an 80 unit newly developed assisted living community, Garrison Creek Lodge located in Walla Walla, Washington through a sale/leaseback with a REIT, which was the original lender during the construction period.
The lease consists of an initial term of 11 years, with six five-year renewal options and annual base rent of approximately $593,000.

     On July 26, 1996, the Company reached an agreement in principle to acquire 20% of the fully-diluted outstanding stock of Alert Care Corporation ("Alert"), an Ontario, Canada based owner/operator of assisted-living communities. The transaction would involve the Company purchasing approximately 6.9 million newly issued Preferred Shares of Alert at prices ranging from $0.67 (Cdn) to $0.74 (Cdn) per share for total proceeds of $5.0 million (Cdn). The Preferred Shares would be convertible into class A non-voting shares of Alert on a one-for-one basis. The company would also receive an option to acquire an additional 4 million Preferred Shares at an exercise price of $1 (Cdn) per share. On a fully-diluted basis, the exercise of this option would increase the Company's ownership to approximately 31%. In addition, the Company would receive an option to purchase an aggregate of 10 million common and Class A shares of Alert held by Eclipse Capital corporation ("Eclipse") (constituting approximately 50% of the currently issued Alert common and class A shares and approximately 29% of such shares on a fully-diluted basis). This option is at $3.25 (Cdn) per share.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Binding agreements have been negotiated by the parties and the transaction has been approved by the board of directors of Alert and Eclipse. The transaction is still subject to approval by the directors of the Company. Approval by the shareholders of Alert and Eclipse is expected to occur by the end of November 1996.

     Alert is an owner/operator of assisted-living communities based in Ontario, Canada. As a party to the transaction, Alert would enter into an exclusive management agreement to manage the Company's future assisted-living communities in Ontario. Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Under the agreement, Eclipse would enter into an exclusive development agreement with the Company and Alert to develop their construction projects in Ontario. Additionally, Eclipse would develop one facility in the United States for the Company.

     On August 1, 1996, the Company completed $9.3 million in lease financing for a total of 208 assisted-living units in three to-be-constructed communities located in Ocean Shores, Washington, Wichita Falls, Texas and San Angelo, Texas. The two developments located in Texas and the one development located in Washington will contain 79, 79 and 50 assisted-living units, respectively. Construction on all three developments commenced in the third quarter of 1996. The communities will be constructed and operated by the Company pursuant to operating leases and leasehold improvement agreements with a REIT.

     On August 1, 1996, the Company completed a $4.6 million lease financing transaction on an assisted-living community, Ridge Wind located in Chubbuck, Idaho. The community contains approximately 80 units and was acquired by the Company pursuant to an operating lease with a REIT. The lease includes an initial term of 11 years and 8 months, with four five-year renewal options and annual base rent of approximately $458,000.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


     On August 2, 1996, the Company refinanced approximately $2.1 million of its mortgage indebtedness secured by an 88 unit assisted-living community, The Terrace located in Grand Terrace, California through a sale/leaseback transaction with a REIT. The lease includes an initial lease term of 11 years and 8 months, with four five-year renewal options and annual base rent of approximately $417,000.

     On August 20, 1996, the Company completed a $17.2 million lease financing transaction on two assisted-living communities, Lodge at Mainlands and Colonial Park Club located in Pinellas Park, Florida and Sarasota, Florida. The communities contain approximately 244 units and were acquired by the Company pursuant to operating leases with a REIT. The leases include initial terms of 11 years and 7 months, with four five-year renewal options and annual base rent of $771,000 and $925,000, respectively.

     On August 23, 1996, the Company refinanced approximately $5.1 million of its mortgage indebtedness secured by a 79 unit newly developed assisted-living community, Cambria located in El Paso, Texas through a sale/leaseback transaction with a REIT, which was the original lender during the construction period. The lease includes an initial lease term of 11 years, with six five-year renewal options and annual base rent of approximately $544,000. The community commenced operations on October 2, 1996.

     On September 3, 1996, the Company opened one newly developed
74 unit assisted-living community, Cobblestones at Fairmont located in Manassas, Virginia.

     On September 12, 1996, Painted Post Partners, a general partnership affiliated with the Company, signed a leasehold agreement with Wegman Companies, Inc. to acquire a long-term leasehold interest in nine assisted-living communities located throughout the state of New York. The Company has signed an agreement with Painted Post Partners to provide certain services to the communities during the life of the leases. The acquisition closed on November 3, 1996. Eight of the nine communities are existing assisted-living communities and one community is a new development which commenced operations in the fourth quarter of 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - (Continued)


     On September 17, 1996, the Company refinanced approximately $4.9 million of its mortgage indebtedness secured by a 79 unit newly developed assisted-living community, Sherwood Place located in Odessa, Texas through a sale/leaseback transaction with a REIT, which was the original lender during the construction period. The lease includes an initial lease term of 11 years, with six five-year renewal options and annual base rent of approximately $529,000. The community commenced operations on October 1, 1996.

     Subsequent to the end of the third quarter, on October 1, 1996, the Company completed a $17.7 million lease financing transaction on five communities located in Idaho, South Carolina and Washington. The two communities located in Idaho and Washington consist of 49 and 50 units, respectively. The three communities located in South Carolina consists of 75 independent living cottages, 30 assisted-living units and a 44 bed skilled nursing facility. All five communities were acquired by the Company pursuant to an operating lease with a REIT. The leases include initial terms of 11 years, with four five-year renewal options and annual base rent aggregating approximately $1.8 million.

     On November 1, 1996, the Company completed a $5.2 million acquisition of a community located in Moses Lake, Washington. The community has 84 units consisting of 42 assisted-living and 42 independent-living. Also on November 1, 1996, the Company entered into a management agreement with Columbia House, LLC, an affiliate of the Company, to provide management services for an 88 unit independent-living community located in Couer d'Alene, Idaho.

     In part, the Company's future capital needs depend on arranging sale/leaseback financing for existing assisted-living communities that have achieved stabilized occupancy rates, resident mix and operating margins after initial development or repositioning. There can be no assurance that the Company will generate sufficient cash flow during such time to fund its working capital, rent, debt service requirements or growth. In such event, the Company would have to seek additional financing through debt or equity offerings, bank borrowings or other sources.

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


Items 1-5 are not applicable.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number   Description
-------  -----------
10.1     The Lodge at Mainlands in Pinellas Park, Florida,
         Colonial Park Club in Sarasota, Florida, Fairhaven
         Estates in Bellingham, Washington, Highland Hills in
         Pocatello, Idaho and Anderson Place in Anderson, South
         Carolina.  The following agreement is representative of
         those executed in connection with these properties:

         10.1.1 Lease Agreement dated August and October 1996 between Emeritus Properties I, Inc ("Lessee") and Meditrust Acquisition Corporation I
                 ("Lessor").

10.2     Colonial Park Club in Sarasota, Florida.

         10.2.1  Leasehold Improvement Agreement dated August
                 21, 1996 between Emeritus Properties I, Inc.
                ("Lessee") and Meditrust Acquisition Corporation
                 I ("Lessor").

 10.3    Garrison Creek Lodge in Walla Walla, Washington,
         Cambria in El Paso, Texas and Sherwood Place in Odessa,
         Texas. The following agreement is representative of those executed in connection with these properties:

         10.3.1  Lease Agreement dated July, August and
                 September 1996 between the registrant
                ("Lessee") and American Health Properties,
                 Inc. ("Lessor").





10.4     Colonie Manor in Latham, New York, Bassett Manor in
         Williamsville, New York, West Side Manor in Liverpool,
         New York, Bellevue Manor in Syracuse, New York,
         Perinton Park Manor in Fairport, New York, Bassett Park
         Manor in Williamsville, New York, Woodland Manor in
         Vestal, New York, East Side Manor in Fayetteville, New
         York and West Side Manor in Rochester, New York. The following agreements are representative of those executed in connection with these properties:

         10.4.1  Lease Agreement dated September 1, 1996 between
                 Philip Wegman ("Landlord")and Painted Post
                 Partners ("Tenant").

         10.4.2  Management Services Agreement dated September
                 2, 1996 between the registrant and Painted
                 Post Partners ("Operator").

10.5     Heritage Health Center in Hendersonville, North
         Carolina.

         10.5.1 Management Services Agreement between the registrant and Servicemaster Diversified
                 Health Services, L.P. ("Manager") dated June
                 27, 1996.

10.6     Camlu in Couer d'Alene, Idaho.

         10.6.1 Management Services Agreement between the registrant ("Manager") and Columbia House,
                 LLC ("Lessee") dated November 1, 1996.

10.7     The Hearthstone in Moses Lake, Washington.

         10.7.1  Purchase and Sale Agreement dated August 20,
                 1996 between the registrant("Purchaser") and
                 Hearthstone-5K Family Limited Partnership
                ("Seller").

         10.7.2 Loan Agreement dated October 30, 1996 between the registrant and Washington Mutual Bank
                ("Holder").

         10.7.3 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated
                 October 30, 1996 by the registrant ("Grantor"),
                 Chicago Title Insurance Company ("Trustee"), and Washington Mutual Bank ("Beneficiary").

11.1     Statement re computation of per share earnings.

27.1     Financial Data Schedule.


(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
September 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 13, 1996

                                             EMERITUS CORPORATION
                                                     (Registrant)

                                                   Kelly J. Price
                                             --------------------
                          Kelly J. Price, Chief Financial Officer

                                                  James S. Keller
                                             --------------------
           James S. Keller, Controller and Director of Accounting
                                   (Principal Accounting Officer)

                     INDEX TO EXHIBITS


 Exhibit                                                                Sequentially
 Number                            Description                          Numbered Page
---------  -----------------------------------------------------------  -------------
  10.1     The Lodge at Mainlands in Pinellas Park, Florida, Colonial
           Park Club in Sarasota, Florida, Fairhaven Estates in
           Bellingham, Washington, Highland Hills in Pocatello, Idaho,
           and Anderson Place in Anderson, South Carolina.  The
           following agreements are representative of those executed
           in connection with these properties:

           10.1.1 Lease Agreement dated August and September 1996 between Emeritus Properties I, Inc. ("Lessee") and Meditrust Acquisition Corporation I ("Lessor").

  10.2     Colonial Park Club in Sarasota, Florida.

           10.2.1  Leasehold Improvement Agreement dated August 21,
                   1996 between Emeritus Properties I, Inc. ("Lessee") and Meditrust Acquisition Corporation I ("Lessor").

  10.3 Garrison Creek Lodge in Walla Walla, Washington, Cambria in El Paso, Texas and Sherwood Place in Odessa, Texas. The following agreement is representative of those executed in connection with these properties:

           10.3.1  Lease Agreement dated July, August and September,
                   1996 between the registrant ("Lessee") and American Health Properties, Inc. ("Lessor").

  10.4     Colonie Manor in Latham, New York, Bassett Manor in
           Williamsville, New York, West Side Manor in Liverpool, New
           York, Bellevue Manor in Syracuse, New York, Perinton Park
           Manor in Fairport, New York, Bassett Park Manor in
           Williamsville, New York, Woodland Manor in Vestal, New
           York, East Side Manor in Fayetteville, New York and West
           Side Manor in Rochester, New York. The following agreement is representative of those executed in connection with these properties:

           10.4.1  Lease Agreement dated September 1, 1996 between
                   Philip Wegman ("Landlord") and Painted Post
                   Partners ("Tenant").



           10.4.2  Management Services Agreement dated September 2,
                   1996 between the registrant and Painted Post
                   Partners ("Operator").

  10.5     Heritage Health Center in Hendersonville, North Carolina.

           10.5.1 Management Services Agreement between the registrant and Servicemaster Diversified Health
                   Services, L.P. ("Manager") dated June 27, 1996.

  10.6     Camlu in Couer d'Alene, Idaho.

           10.6.1 Management and Services Agreement between the registrant ("Manager") and Columbia House, LLC
                  ("Lessee") dated November 1, 1996.

  10.7      The Hearthstone in Moses Lake, Washington.

           10.7.1 Purchase and Sale Agreement dated August 20, 1996 between the registrant ("Purchaser") and
                   Hearthstone-5K Family Limited Partnership
                  ("Seller").

           10.7.2 Loan Agreement dated October 30, 1996 between the registrant and Washington Mutual Bank ("Holder").

           10.7.3  Deed of Trust, Security Agreement, Assignment of
                   Leases and Rents and Fixture Filing dated October
                   30, 1996 by the registrant("Grantor"), Chicago
                   Title Insurance Company ("Trustee"), and Washington
                   Mutual Bank ("Beneficiary").

  11.1     Statement re computation of per share earnings.

  27.1     Financial Data Schedule.
