Form 10-K405
period 1996-12-31
EMERITUS CORP\WA\
filed 1997-03-31
CIK 1001604

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
----------------------------------------------------------
                          FORM 10-K
----------------------------------------------------------
(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996.

                             OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     Commission file number   1-14012

                    EMERITUS CORPORATION
   (Exact name of registrant as specified in its charter)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

          WASHINGTON                  91-1605464
(State or other jurisdiction        (I.R.S Employer
of incorporation or organization)  Identification No.)

               3131 Elliott Avenue, Suite 500
                      Seattle, WA 98121
          (Address of principal executive offices)
                       (206) 298-2909
    (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange on
     Title of each class              which registered
      ------------------           ------------------------
Common Stock, $.0001 par value  American Stock Exchange, Inc.

 Securities registered pursuant to Section 12(g)of the Act:
                            None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days.
Yes (X)  No ( )

Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1997 was $84,909,589.

As of March 27, 1997, 11,000,000 shares of the Registrant's
Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K (items 10-13) is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1997 Annual
Meeting of Stockholders to be held on May 22, 1997.

                    EMERITUS CORPORATION

                            Index

                           Part I

                                                              Page No.
                                                              --------
Item 1  Description of Business..............................     1

Item 2  Description of Property..............................    31

Item 3  Legal Proceedings....................................    37

Item 4  Submission of Matters to a Vote of Security Holders..    37

        Executive Officers of the Registrant.................    38

                           Part II

Item 5  Market for Registrant's Common Equity and Related
           Stockholder Matters...............................    40

Item 6  Selected Financial Data..............................    42

Item 7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............    44

Item 8  Financial Statements and Supplementary Data..........    56

Item 9  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............    56

                          PART III

Item 10 Directors and Executive Officers of the Registrant...    57

Item 11 Executive Compensation...............................    57

Item 12 Security Ownership of Certain Beneficial Owners and
           Management........................................    57

Item 13 Certain Relationships and Related Transactions.......    57

                           PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.......................................    58


                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND BACKGROUND

     Emeritus Corporation ("Emeritus" or the "Company") is a long-term-care services company focused on operating residential-style assisted-living communities. Since its organization in 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company believes it is one of the largest providers of assisted-living services in the United States. As of March 20, the Company held ownership, leasehold or management interests in 76 residential communities (the "Operating Communities") consisting of approximately 6,200 units, located in 19 states. Of the 76 Operating Communities, 13 were newly developed by the Company in 1996 and 1997 and three were newly developed by others and acquired by the Company in 1996. In addition, the Company has agreements to purchase eight additional existing communities located in four states and letters of intent to purchase six additional existing communities located in Canada ("Pending Acquisitions").
The Pending Acquisitions contain an aggregate of approximately 1,400 units and are expected to close during 1997. The Company owns, has a leasehold interest in or has acquired an option to purchase development sites for 34 new assisted-living communities (the "Development Communities"). Nineteen of the Development Communities are currently under construction, 17 of which are scheduled to open during 1997. The Company leases 58 of its residential communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 15 communities, manages one community and has a joint venture and management interest in two communities. In December 1996, the Company acquired a minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 17 assisted-living communities consisting of approximately 900 units. See "Strategic Relationships - Alert Relationship".
Assuming completion of the Pending Acquisitions and Development Communities scheduled to open throughout 1997, the Company will own, lease, manage or have a minority interest in 124 properties in 26 states and Canada, containing an aggregate of approximately 9,900 units with capacity of over 10,900 residents. There can be no assurance, however, that the Pending Acquisitions and Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control. See "Factors Affecting Future Results and Forward Looking Statements Emphasis on Acquisitions; Difficulties of Integrating Acquisitions", "Ability to Develop Additional Assisted-Living Communities", and "Need for Additional Capital."

     Emeritus was founded in July 1993 by Daniel R. Baty, Raymond R. Brandstrom and Frank A. Ruffo, Jr. to become a nationwide operator of assisted-living communities. During the 16 years prior to 1987, Mr. Baty, the Company's Chairman of the Board and Chief Executive Officer, served as the chief executive officer of The Hillhaven Corporation ("Hillhaven"), one of the largest operators of skilled-nursing facilities in the United States. In 1986, Mr. Baty left Hillhaven to pursue opportunities in the independent-living market. In 1987, he became the chairman of the board and principal shareholder and, in 1991, the chief executive officer of Holiday Retirement Corp. ("Holiday"), one of the largest operators of independent-living communities in the United States. Mr. Brandstom, the Company's President and Chief Operating Officer, and Mr. Ruffo, the Company's Vice President have worked with Mr. Baty in various financial, administrative and operating capacities for an aggregate of more than 40 years, including 12 years and 13 years, respectively, at Hillhaven. In November 1996, Gary D. Witte, joined the Company as Vice President, Operations. Prior to joining the Company, Mr. Witte last served as the Vice President of Operations, Southern Region for Vencor Inc. and previously for Hillhaven Corporation where he was involved in operating senior housing and related services for over 20 years.

     By December 31, 1994, the Company had acquired seven existing long-term facilities containing approximately 600 units. During 1995, the Company commenced an aggressive acquisition program, acquiring 16 existing long-term-care properties, containing approximately 1,600 units, and entered into a joint venture in connection with the acquisition of one facility, containing approximately 20
units.   In 1996, the Company continued its aggressive
acquisition program acquiring 35 existing long-term-care properties, containing approximately 2,800. In addition, the Company completed 11 newly developed communities and acquired three communities newly developed by others, representing approximately 1,200 units. The Company ended the fiscal year with 74 communities, 71 of which were operating, containing approximately 6,100 units. Subsequent to December 31, 1996, the Company commenced operations of five newly developed communities. Three of the five were completed in the fourth quarter of 1996 but did not obtain licensure to operate until first quarter of 1997. As of March 20, the Company owns, leases or manages 76 Operating Communities containing approximately 6,200 units.

DEMOGRAPHICS

     AGING POPULATION

     The Company's target market, which is comprised of seniors, age 75 and older, is one of the fastest growing segments of the U.S. population and, according to the U.S.
Census Bureau, is expected to increase from approximately
13.0 million in 1990 to over 16.8 million or approximately
31% by 2000. As the number of seniors age 75 and older continues to grow, the company believes there will be a corresponding increase in the number of seniors who need assistance with activities of daily living. According to the U.S. General Accounting Office, over 7.0 million people in the United States in 1993 needed assistance with activities of daily living, which number is expected to double by 2020.

     The Company believes that assisted-living has become a more popular approach to providing long-term care for seniors, particularly in light of the increasing emphasis by both federal and state governments to contain long-term-care costs, limitations imposed in many states on construction of additional skilled-nursing facilities, which have generally increased the level of care needed by residents in such facilities and forced less acute seniors to seek alternative long-term-care arrangements, the relative affluence of the most elderly segment of the population and the decreasing availability of family care. It also believes that the fragmented nature of the industry, the absence of industrywide standards and the inexperience and limited capital resources of many operators have provided an opportunity to build a nationwide company devoted to providing high-quality assisted-living services. See "Growth Strategy".

     The Company believes that its communities are attractive to those seniors who do not require 24-hour skilled-nursing care but do desire supervision and assistance with activities of daily living, and that the limited availability of governmental payment programs has created a strong and growing market demand for noninstitutional long-term-care services designed to fill the gap between independent-living facilities and skilled-nursing facilities.

     COST-CONTAINMENT PRESSURES

     In response to rapidly rising healthcare costs, governmental and private-pay sources have adopted cost containment measures that have encouraged reduced lengths of hospital stays. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute-care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have begun to limit reimbursement for medical services in general to predetermined "reasonable charges", while managed-care organizations, such as health maintenance organizations, are attempting to limit hospitalization costs by negotiating for discounted rates for hospital services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring seniors, who may be too sick or frail to manage their lives unassisted, to skilled-nursing facilities where the cost of providing care is lower than in a hospital. As a result, an increased number of discharged hospital patients are seeking skilled-nursing facility care. At the same time, skilled-nursing facility operators continue to focus on improving occupancy and expanding services to subacute patients requiring significantly higher levels of skilled-nursing care. Based on its experience, the Company estimates that between 25% to 40% of skilled-nursing facility patients could be more appropriately cared for in a less institutional, less costly environment such as an assisted-living community.


     RESTRICTED SUPPLY OF NURSING FACILITY BEDS

     A majority of states have adopted certificate of need ("CON") or similar statues that generally require a state agency to determine that a need exists for new beds and that certain other criteria are also satisfied before construction of new nursing-facility beds commences, new services are provided or certain expenditures are made, the cost of which would be reimbursable either in whole or in part by one or more state-funded programs. The Company believes that this CON process tends to restrict the supply of skilled-nursing facility beds. The Company also believes that high construction costs, limitations on governmental reimbursement for the full costs of construction and start-up expenses also constrain growth in the supply of such facilities and beds.

     SENIOR AFFLUENCE AND REDUCED RELIANCE ON FAMILY CARE

     The Company's target market is comprised of middle- to upper-middle-income seniors who have accumulated some assets and receive income from investments and pensions, as well as from Social Security. The Company believes that many of these seniors have the economic resources to pay for an assisted-living alternative to traditional long-term care without financial assistance.

     Historically, the family has been the primary provider of senior care. The Company believes, however, that the increased percentage of women in the workforce and the increased mobility of society are reducing the family's role as the traditional caregiver for seniors, which trend will make it necessary for many seniors to look outside the family for assistance as they age.

GROWTH STRATEGY

     The Company plans to expand its network of assisted-living communities by (a) acquiring both (i) existing assisted-living communities and (ii) properties that it believes can be effectively repositioned as assisted-living communities and (b) developing new assisted-living communities. The Company believes that there is significant demand for alternative long-term-care services that are positioned between the limited services offered by independent-living facilities and the more medical and institutional care offered by skilled-nursing facilities.

     The Company's growth strategy has focused, and will continue to focus, on the acquisition of existing senior housing facilities that either are currently operated as assisted-living communities or can be efficiently repositioned by the Company as assisted-living communities. Primarily because of management's extensive contacts in the senior-housing industry, the Company is frequently presented with opportunities to acquire long-term care properties.
The Company believes that the terms on which it has acquired its interest in the Operating Communities have generally been favorable and below the estimated replacement cost. There can be no assurance, however, that the Company's cost of acquiring appropriate properties will remain favorable as additional experienced and well-financed competitors enter the assisted-living market segment. See "Factors Affecting Future Results and Forward-Looking Statements Emphasis on Acquisitions; Difficulty of Integrating Acquisitions" and "Need for Additional Capital" for a description of factors that could affect the Company's rate of acquisition. Over the long term, the Company believes that the popularity of assisted-living as a long-term-care alternative will decrease the number of existing long-term-care facilities that are available at attractive prices and that its growth may depend more on the successful development of new assisted-living communities. As a result, the Company has instituted a development program the goal of which is to result in its opening approximately 15 to 20 newly developed assisted-living communities per year.

     The Company plans to continue to aggressively pursue its acquisition program while continually evaluating the comparative economics of purchasing, versus developing, new assisted-living communities. In part because of Mr. Baty's close relationship with Holiday, 14 of the sites currently under development or under consideration for new developments are near existing Holiday independent-living facilities. The Company believes that Mr. Baty's relationship with Holiday has provided, and will continue to provide, the Company with opportunities to locate new development sites near existing Holiday independent-living facilities and enable the Company to gain knowledge that will allow it to select advantageous development sites. There can be no assurance that acquisitions or development will proceed at the rate currently expected by the Company as a result of such factors as availability of attractive properties or development sites, regulatory impediments, development and construction delays and availability of capital. See "Factors Affecting Future Results and Regarding Forward-Looking Statements Emphasis on Acquisition; Difficulties of Integrating Acquisitions", "Ability to Develop Additional Assisted-living communities" and "Need for Additional Capital" for other factors that could affect the Company's rate of development.

     MARKET SELECTION PROCESS

     In selecting geographic markets for potential expansion, the Company considers such factors as a potential market's population, demographics and income levels, including the existing and anticipated future population of seniors who may benefit from the Company's services, the number of existing long-term-care facilities in the market area and the income level of the target population. While the Company does not apply its market selection criteria mechanically or inflexibly, it generally seeks to select assisted-living community locations that (a) are nonurban with populations of between 25,000 and 150,000 persons, (b) have residents who generally enjoy mid-level incomes compared to incomes generally realized in the region, (c) have a regulatory climate that the Company considers favorable toward development, and (d) are established and economically stable compared to newer, faster-growing areas. The Company has found that communities with these characteristics generally have a receptive population of seniors who desire and can afford the services offered in the Company's assisted-living communities.

     Upon locating a desirable market, the Company evaluates available properties and determines whether to (a) acquire or lease (i) existing facilities that have been operated as independent-living facilities or apartments and reposition them as assisted-living communities or (ii) facilities that are currently operated as assisted-living communities or (b) acquire a site or otherwise arrange for development of a new assisted-living community. Repositioning an existing long-term-care facility typically involves changing the facility's operating licenses, policies and standards, offering additional services required by assisted-living residents and making physical improvements to the property.

     ACQUISITIONS

     Twelve of the Company's 76 Operating Communities, containing approximately 1,000 units, were previously or are currently operating as independent-living facilities. Under their prior owners, these properties often reflected varying combinations of operating deficiencies, unstable occupancy and deferred maintenance, which the Company believes enabled it to acquire the properties at favorable prices. The Company typically implements operating policies and procedures in assisted-living communities previously operated as independent-living facilities to (a) stabilize the resident population at appropriate levels with seniors who desire, and have adequate resources for, the services offered in an assisted-living environment and (b) aggressively market a broad array of assisted-living services that can be provided on a basis consistent with the Company's goal of maximizing the community's profitability. Repositioning an acquired independent-living facility as an assisted-living community generally requires approximately 12 to 18 months and may require obtaining new or additional licenses, instituting policies and procedures that implement the Company's assisted-living philosophy, offering additional services typically provided by assisted-living communities and improving the property to facilitate the provision of those services and addressing deferred maintenance issues. Marketing a repositioned assisted-living community is typically jointly conducted by the community's manager or marketing director and the Company's regional director under the direction of the Vice President of Marketing and may include use of the Company's prototype marketing materials, the purchase of print advertising and the formation of alliances with local hospitals and other healthcare providers. The changes typically involved in repositioning a facility are designed to increase the facility's overall occupancy rate and to gradually alter the resident mix so as to attract residents who can more readily use and afford the additional serves offered by the Company. The Company expects that its repositioned facilities will gradually achieve maturity as assisted-living communities with stable occupancies and target resident mix.

     The Company has also acquired, and plans to continue to acquire, existing assisted-living communities. The Company expects that, where an existing assisted-living community has been well managed, has a stable occupancy and financial performance and has in place a program of assisted-living services comparable to those provided by the Company, the average per-unit acquisition cost will generally be higher than for facilities that require repositioning. The Company further expects, however, that the expenditures otherwise associated with repositioning a facility will not be as great, and that the anticipated time to achieve stabilized occupancy and target resident mix will typically be shorter.

     The Company's acquisition strategy focuses on acquiring both existing assisted-living communities and properties that it believes can effectively be repositioned as assisted-living communities. In certain circumstances the Company has acquired, and may continue to acquire, independent-living and skilled-nursing facilities that for various reasons it does not reposition as assisted-living communities. These acquisitions will, however, generally be incidental to the Company's overall focus on assisted-living communities, and the Company will typically seek over time to divest itself of the ownership or operation of properties that are inconsistent with its assisted-living focus. There can be no assurance however, that the Company will successfully operate such independent-living or skilled-nursing facilities in the interim, that it will be able to locate qualified purchasers or operators of such facilities or that the terms on which it transfers ownership or operation of such facilities will be advantageous to the Company.

     DEVELOPMENT

     To further address the market need for assisted-living communities and to anticipate growing competition for attractively priced acquisition targets, the Company has initiated a program of developing new assisted-living communities. The Company intends to develop assisted-living communities generally ranging in size from 50 to 150 units, consisting of an aggregate of approximately 30,000 to 80,000 square feet, which are located on sites typically ranging from three to five acres. Unit sizes range from 350 to 500 square feet. The Company estimates that the development cost of most of it assisted-living communities will generally be approximately $60,000 to $95,000 per unit, depending on local variations in land and construction cost. The Company currently owns, has a leasehold interest in or has acquired an option to purchase the development sites for 34 of the Development Communities. In 1996 and 1997, respectively, the Company opened eleven and two new communities developed by the Company and in 1996, the Company acquired three new communities developed by others. The Company currently anticipates opening 15 to 20 Development Communities in 1997, in addition to the five opened during the first quarter of 1997, and expects that its development program will enable it to open approximately 15 to 20 newly developed assisted-living communities in 1998. See "Factors Affecting Future Results and Regarding Forward-Looking Statements Ability to Develop Additional Assisted-living Communities" and "Need for Additional Capital" for a description of factors that could affect the Company's rate of development.

     The Company intends to develop new assisted-living communities by using a combination of in-house development personnel and experienced third-party project managers and by acquiring newly constructed communities from developers under "turnkey" purchase and sale agreements. Where the Company hires an outside developer, it plans to retain the right to approve all aspects of the development, including, among other things, site selection, plans and specifications, the proposed construction budget and the general contractor. The Company generally requires outside general contractors to post a performance completion bond for each community under development. Typically, the general contractor will be responsible for cost overruns and will be required to build each residence to completion within a predetermined maximum construction period. The Company expects that the average construction time for a typical assisted-living community will be approximately 8 to 12 months, depending on the number of units. Once a site is developed, the Company estimates that it will take approximately 12 to 18 months for the assisted-living community to achieve a stabilized level of occupancy.

     To the extent the Company acquires newly developed communities from a developer on a "turnkey" basis, it intends to enter into a purchase and sale agreement whereby the Company, subject to construction of the facility to the Company's preapproved standards and satisfaction of typical purchase and sale contingencies for the Company's benefit, will commit to purchase the facility upon completion at a fixed price equal to the total development costs plus a development fee. In some instances, the Company may agree to allow a developer that has sufficient experience operating long-term-care facilities to open a newly developed community and operate the community until it achieves a certain occupancy level, at which time the Company would acquire the community at a price that reflects the reduced lease-up risk.

     MANAGEMENT AGREEMENTS

     From time to time, the Company has entered into management agreements whereby it manages assisted-living communities owned or leased by others. Agreements typically have terms of five years, with options to renew, and provide for management fees equal to 5% of gross operating revenues, payable monthly. The Company currently manages one community containing 80 units. The managed community is owned by Columbia House, LLC ("Columbia House"), a limited liability company wholly owned by the Company's Chairman and Chief Executive Officer. See "Strategic Relationships Columbia House Relationship." Management agreements and the management of communities owned or leased by others are not currently material to the Company's overall business or revenue.

OPERATIONS

     The senior housing services industry encompasses a broad range of accommodations and healthcare services that are provided primarily to seniors. For seniors who require limited services, home-based care, either in their own or a family member's home, offers a viable option for assistance on an "as required" basis. For seniors who are interested in community housing, retirement centers and independent-living facilities offer support services that are often limited to meals, housekeeping and laundry. As a senior's need for assistance increases, care in an assisted-living community is often preferable and more cost-effective than care at home or in a facility that does not regularly provide the required services. Care in an assisted-living community also offers residents a comfortable residential environment, particularly when compared to the institutional setting often associated with a skilled-nursing facility. Residents typically enter an assisted-living community when other facilities are no longer able to provide the level of services required. Under the Companys' operating approach, seniors reside in a single- or double-occupancy residential unit for a monthly fee that is based on each resident's overall service needs. The Company believes that its focus on residential assisted-living communities allows seniors to maintain a more independent lifestyle than is possible in the more medical and institutional environment of skilled-nursing facilities. The Company also believes that certain of its services, such as assisting residents with their activities of daily living (including bathing, dressing, personal hygiene, grooming, ambulating and eating) and providing health-related assistance (including supervising residents' medication and monitoring certain health conditions), are attractive to many seniors who are inadequately served by independent-living facilities. Generally, residents of assisted-living communities require higher levels of care than residents of independent-living facilities, but require lower levels of care than residents of skilled-nursing facilities.

     STRATEGY

     Using its management's expertise in operating long-term-care facilities, the Company seeks to provide high-quality services in its assisted-living communities while at the same time increasing operating margins primarily by (a) increasing occupancy levels through extensive marketing efforts to area hospitals, independent-living facilities and other referral sources, including joint marketing efforts with Holiday that are designed to attract residents to communities operated by the Company or Holiday, depending on the level of services required; (b) encouraging residents to remain longer at the Company's communities by offering them a range of service options that will keep pace with their needs as they age; (c) increasing revenues through modifications in rate structures, where appropriate; and (d) identifying opportunities to create operating efficiencies and reduce costs.

     MARKETING AND REFERRAL RELATIONSHIPS

     The Company's operating strategy is designed to integrate its assisted-living communities into the continuum of healthcare providers in the geographic markets in which it operates. One objective of this strategy is to enable residents who require additional healthcare services to benefit from the Company's relationships with local hospitals, home healthcare agencies and skilled-nursing facilities in order to obtain the most appropriate level of care. Thus, the Company seeks to establish relationships with local hospitals (including through joint marketing efforts, where appropriate) and home healthcare agencies, alliances with visiting nurses associations and, on a more limited basis, priority transfer agreements with local, high-quality skilled-nursing facilities. In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded the company's network of referral sources.

     Of the Company's 76 Operating Communities and 34 Development Communities, 28 are located in markets in which Holiday also operates its independent-living facilities. The Company believes that its assisted-living communities will offer an attractive alternative for Holiday residents as they age and require more extensive services. The Company and Holiday do not have any formal understanding or written agreement regarding joint marketing programs. As a result, there can be no assurance that joint marketing programs envisioned with Holiday will be effected. Furthermore, there can be no assurance that, if effected, such joint marketing programs will be successful in attracting additional residents to the Company's assisted-living communities or that the Company's and Holiday's interest will be compatible in the future. See "Strategic Relationships" and "Certain Transactions".

     RESIDENT-SERVICE PROGRAMS

     The Company's assisted-living communities offer residents a supportive, "home-like" setting and assistance with activities of daily living. Residents of the Company's communities are typically unable to live alone, but do not require the 24-hour care provided in skilled-nursing facilities. Services provided to the Company's residents are designed to respond to their individual needs and to improve their quality of life, are available 24 hours a day to meet both anticipated and unanticipated resident needs, and generally include three meals per day, housekeeping and grounds keeping and building maintenance services.

Available support services include personal and routine nursing care, social and recreational services, transportation and special services. Personal services include bathing, dressing, personal hygiene, grooming, ambulating and eating assistance. Health-related services, which are made available and provided according to the resident's individual needs and state regulatory requirements, may include assistance with taking medication, skin care and injections, as well as healthcare monitoring. Organized activities are available for social interaction and entertainment. Special services include banking, shopping and pet care.

     The Company provides its residents service options through its FlexAssist living program, which employs a detailed individual assessment and service-planning process that responds to each resident's assistance needs.

     All residents are offered the same categories of care at four different levels. An individual resident's level of care is determined by the degree of assistance he/she requires in each of the categories. The more assistance required, the higher the level of care. The categories of care include orientation to person/place/time, behavior management, socialization, activities and transportation, medication, continence, bathing, dressing, grooming, ambulation, dining assistance, dietary assistance, housekeeping, laundry, medical management and miscellaneous which consists of diabetic management, PRN medication, transfer, simple treatment, oxygen set up/maintenance and prosthesis). All residents pay the base rate plus the rate for one of the levels of care. The base rate includes apartment rent, three meals per day, weekly housekeeping, changing of bed and bath linens, utilities (excluding telephone), scheduled transportation, social and recreational activities and an emergency call system.

     The Company believes that its emphasis on quality and continuity of service will enable it to increase its communities' occupancy rates, thereby enhancing revenues.
By creating a long-term-care environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier state of their search for long-term-care, before they need the higher-level care provided in a skilled-nursing facility. By providing programs that are designed to offer residents a range of service options as their needs change, the Company seeks to achieve greater continuity of care, enabling seniors to "age in place" and thereby maintain their residency for a longer time period. The Company also believes that the physical configuration of its facilities, combined with its level of service, contributes to resident satisfaction and allows seniors residing at the Company's communities to maintain an appropriate level of autonomy.

     RATE STRUCTURE

     The Company believes that its residents' average monthly charges are approximately 55% to 65% of the average monthly charge for residents receiving nursing care in private rooms at unskilled-nursing facilities due in part to the less labor-intensive services required by seniors who comprise the Company's target market. The Company initially experimented with a menu-based system of charges for the services offered at its communities. However, it has shifted to its FlexAssist program, a tiered service structure based on the number and frequency of activities of daily living with which a resident needs assistance.

     SERVICE REVENUE SOURCES

     The Company currently and for the foreseeable future expects to rely primarily on its residents' ability to pay the Company's charges from their own or familial resources. Although care in an assisted-living community is typically less expensive than in a skilled-nursing facility, the Company believes generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in the Company's communities. Inflation or other circumstances that adversely affect seniors' ability to pay for services such as those provided by the Company could have an adverse effect on the Company's business or operations. For example, if the Company were unable to attract residents able to pay for its services, it would have to modify its business strategy of relying primarily on the private-pay market and be forced to rely more on the limited number of governmental reimbursement programs. Furthermore, the federal government does not currently provide any reimbursement for the type of assisted-living services provided by the Company. Although some states have reimbursement programs in place, in many cases the level of reimbursement is insufficient to cover the costs of delivering the level of care that the Company currently provides.

     Payments to the Company under state reimbursement programs in which the Company participates are currently sufficient to cover virtually all the operating (but not financing) costs allocable to the Company's participating residents. The Company currently serves a limited number of residents who are eligible for subsidies in the form of additional Supplemental Security Insurance ("SSI") payments and were residing at the facility when it was acquired by the Company. SSI, a federal recipient assistance program that is administered primarily at the state level, provides financial assistance to indigent persons requiring placement in a residential-care facility. Qualifications are generally similar to those of Medicaid, and the Company is subject to various regulatory and governmental reimbursement policies. Net revenues from state reimbursement programs for the years 1995 and 1996 accounted for less than 10% of the Company's operating revenues for such years. The Company continues to seek to replace departing SSI residents with private-pay residents, however, there can be no assurance that the Company will continue to improve its private-pay mix or that it will not in the future become more dependent on governmental reimbursement programs.

     ADMINISTRATION AND COST CONTAINMENT

     The Company has recruited experienced key employees from several established operators in the long-term-care services field and believes that it has assembled the administrative, development and financial personnel that will enable it to manage its growth and operating strategies effectively. The Company is currently restructuring its operations department through the recruiting of individuals with strong backgrounds in the senior housing industry. In November 1996, the Company hired Gary D. Witte as its Vice President, Operations whose background consists of over 20 years experience in the industry and in March 1997, the Company hired a Vice President, Sales and Marketing with over 15 years experience in the industry. The Company is continuing to recruit individuals with a strong background in senior housing for regional director positions. In addition the Company has developed the internal procedures, policies and standards it believes are necessary for effective operation and management of its residential communities. The Company provides management support services to each of its residential communities, including establishment of operating standards, recruiting, training, and financial and accounting services. The Company has established Eastern and Western Operational Divisions. Each division is headed by a director who reports to the Company's Chief Operating Officer and its Vice President, Operations. The Eastern and Western Divisions contain six and five operational regions, respectively, for the Mid Atlantic states, Arizona, California, Florida, New York and Texas. Each operational region is headed by a regional director who provides supervisory oversight for each of the communities in their respective regions. Day to day community operations are supervised by an on-site administrator who, in certain jurisdictions, must satisfy certain licensing requirements.

     To contain costs and maximize operating efficiency, the Company employs an integrated structure of management and financial systems and controls. The Company utilizes centralized accounting systems and computer systems that link each community with the Company's executive offices to provide management with on-line revenue and expense information regarding its residential communities. The Company's systems provide an on-line analysis capability for resident billing, occupancy, marketing and statistical information.

STRATEGIC RELATIONSHIPS

     HOLIDAY RELATIONSHIP

     Fourteen of the Company's Operating Communities and 14 of its Development Communities are located near existing or proposed independent-living facilities operated by Holiday. The Company believes that its focus on expanding in locations near Holiday facilities will often enable it to gauge the need for its services in a particular market by evaluating Holiday's operating performance, and that successful Holiday facilities will generally reflect the combination of criteria required for a successful assisted-living community. In addition, the Company believes that, as a result of Mr. Baty's close relationship with Holiday, opportunities may arise for (a) development of assisted-living communities on sites near existing or proposed Holiday independent-living facilities and (b) joint marketing programs for attracting residents to the Company's assisted-living communities and Holiday's independent-living facilities, depending on the level of services required.
The Company and Holiday have no written agreement or formal understanding concerning their relationship, and there can be no assurance that opportunities for such development or joint marketing programs will arise and that the Company's and Holiday's interest will be compatible in the future.
Mr. Baty and Mr. Colson, a director of the Company are the principal shareholders, directors and senior executive officers of Holiday, and substantially all the independent-living facilities operated by Holiday are owned by partnerships controlled by Messrs. Baty and Colson and in which they have varying financial interests. In addition, Messrs. Brandstom and Ruffo have management responsibilities with respect to Columbia, which is wholly owned by Mr. Baty, and its subsidiary, Columbia Management, which is a general partner of many of such partnerships.

     PAINTED POST PARTNERS RELATIONSHIP

     Painted Post Partners (the "Partnership"), an affiliated partnership of which Messrs. Baty and Brandstom are the sole partners, was formed in October 1995 for the purpose of obtaining licensure in the state of New York to operate assisted-living communities; New York state regulations prohibit corporations from acting as licensed operators of regulated healthcare facilities. In August 1996, the Partnership obtained its license to operate communities in New York. In October 1995, the Company began operating the Green Meadows Painted Post community under a two-year administrative services agreement with two individuals who were the then licensed operators of the community and lessees under the lease with a REIT. Upon issuance of a license to the Partnership, all rights and obligations under the lease and the administrative services agreement were assigned to the Partnership. In November 1996, the Partnership acquired through lease financing, nine assisted-living communities ("Wegman Communities") located throughout the state of New York. The Company has an agreement with the Partnership to provide services in relation to the communities over the life of the leases and has guaranteed the leases. The Company believes that a license is not required under New York state law for it to provide the services set forth in the administrative services agreements but that it nonetheless effectively controls the operations of Green Meadows-Painted Post and the Wegman Communities.

     ALERT RELATIONSHIP

     In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert at prices ranging from $0.67 to $0.74 (Cdn) and acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share (Cdn), as well as an option to purchase from Eclipse Capital Management ("Eclipse"), the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 currently issued and outstanding shares of common stock of Alert and 950,000 currently issued and outstanding shares of Class A non-voting stock (the "Class A Stock") of Alert both at an exercise price of $3.25 per share (Cdn). The shares of preferred stock are convertible into shares of class A non-voting stock at any time. At

March 20, 1997, the Company owns 3,655,384 shares of preferred stock for a total investment of $2.6 million (Cdn) which is equivalent to $1.9 million (US).

     The Company would own approximately 41% of the outstanding shares of Class A Stock if it converted all preferred stock it can purchase into Class A Stock or approximately 20% of the outstanding common stock if it converted its preferred stock into common stock and all other convertible securities were likewise converted into common stock (the preferred stock is convertible into common stock when the Company exercises its option to purchase an aggregate of 10 million common and Class A shares of Alert). If the Company exercises its option to acquire 4,000,000 additional shares of preferred stock, then such percentages would be 52% and 31%, respectively. And if the Company exercises it option to purchase outstanding common stock and Class A stock from existing shareholders, then such percentages would be 57% and 67%, respectively.

     Alert is an owner/operator of assisted-living communities based in Ontario, Canada and Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Alert has entered into an exclusive management agreement to manage the Company's future assisted-living communities in Ontario and Eclipse has entered into an exclusive development agreement with the Company and Alert to develop their construction projects in Ontario.

     COLUMBIA HOUSE RELATIONSHIP

     Columbia House, a limited liability company wholly owned by Mr. Baty, the Company's Chairman and Chief
Executive Officer, develops, owns and leases low income senior housing projects. The Company has entered into an agreement with Columbia House to provide certain administrative support, due diligence and financial support services to Columbia House with respect to the acquisition, development and administration of Columbia House communities. Columbia House currently operates one community, which is managed by the Company. See "Growth
Strategy Management Agreements." The Company may in the future manage other communities owned or leased by Columbia
House.

COMPETITION

     The number of assisted-living communities in the United States, the ownership of which is fragmented, is increasing rapidly. Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small local operations into larger regional and national multifacility operations. While there are several national and regional companies that provide senior living alternatives, the Company anticipates that its primary source of competition will come from local and regional assisted-living companies that operate, manage and develop residences within the same geographic area as the Company, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled-nursing facilities and convalescent centers. The Company believes that quality of service, reputation, a facility's location and physical appearance, and price will be significant competitive factors. Some of the Company's competitors have significantly greater resources, experience and recognition within the healthcare community than does the Company.

EMPLOYEES

     As of December 31, 1996, the Company had 3,299 employees, including 1,999 full time employees, of which 83 were employed at the Company's headquarters. As a result of an acquisition in 1995, 21 employees at one community are represented by a labor union. None of the Company's other employees are currently represented by a labor union, and the Company is not aware of any union-organizing activity among its employees. The Company believes that its relationship with its employees is good.

     Although the Company believes it is able to employ sufficient skilled personnel to staff the communities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect the Company's ability to recruit and retain qualified employees and control its operating expenses.

TRADEMARKS

     The Registration of the Company's FlexAssist service mark was granted in February 1997.

FACTORS AFFECTING FUTURE RESULTS AND REGARDING FORWARD-
LOOKING STATEMENTS

     The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. In addition, the following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time. When used in this report, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     RECENT ORGANIZATION; HISTORY OF LOSSES. The Company was organized and began operations in July 1993 and has operated at a loss since its inception. For the years ended December 31, 1995 and 1996, the Company recorded a net loss of $9.0 million and $8.2 million, respectively. The majority of the Operating Communities that have been acquired operated at a loss following acquisition. The Company intends to continue to acquire long-term-care facilities that are likely to operate at a loss for at least 12 months to 18 months after the Company acquires its interest in each facility. In addition, the Company is developing new assisted-living communities, all of which are expected to incur start-up losses for at least nine months after commencing operations. As a result, the Company expects to continue to incur losses at least through the end of 1997. There can be no assurance, however, that the Company's operations will become profitable at the rate currently expected by the Company, if at all. The Company's inability to achieve profitability on a timely basis could have an adverse effect on the Company's business, operating results and financial condition and the market price of its Common Stock.

     EMPHASIS ON ACQUISITIONS; DIFFICULTIES OF INTEGRATING ACQUISITIONS. The Company's growth strategy has emphasized and will continue to emphasize a program of acquiring existing assisted-living communities and properties that it believes it can efficiently reposition as assisted-living communities. The Company currently plans to acquire ownership of or leasehold interests in approximately 15 to 20 additional long-term-care facilities in 1997 and 1998. Acquisitions of long-term-care facilities are typically subject to a number of closing conditions, including those regarding the status of title to real property included in the acquisition, the results of environmental investigations performed on the Company's behalf, the transfer of applicable licenses or permits and the availability of appropriate financing. There can be no assurance that the Company's acquisition of long-term-care facilities will occur at the rate currently expected by the Company or that future acquisitions will be completed in a timely manner, if at all. Due in part to management's industry experience and contacts, the Company may be presented with many more attractive acquisition proposals than currently is expected and, as a result, may attempt to purchase long-term-care facilities at a substantially higher rate than currently expected, which could cause the Company to overextend its management and financial resources. To the extent that acquisitions are consummated, there can be no assurance that the Company will, where appropriate, successfully reposition an acquired facility or integrate a newly acquired or repositioned community with its other operations. In addition, the Company has from time to time acquired, and may under certain circumstances continue to acquire, independent-living or skilled-nursing facilities that for various reasons it does not reposition as assisted-living communities. There can be no assurance that the Company will successfully operate such independent-living or skilled-nursing facilities. Even if the Company should determine to transfer ownership or operation of such independent-living or skilled-nursing facilities, there can be no assurance that it will be able to locate qualified purchasers or operators of such facilities or that the terms on which it transfers ownership or operation of such facilities will be advantageous to the Company, either of which could adversely affect the market price of the shares of Common Stock as well as the Company's results of operations and financial position. Furthermore, the acquisition of independent-living facilities and the development of assisted-living communities by the Company may exacerbate potential conflicts of interest between the Company and Holiday and could expose management of the Company to claims that duties to one or both companies have not been met. See "Conflicts of Interest with Holiday" below. Finally, any failure by the Company with respect to the repositioning, integration or operation of any acquired facilities may have a material adverse effect on the Company's business, operating results and financial condition.

     DIFFICULTIES IN DEVELOPING ADDITIONAL ASSISTED-LIVING COMMUNITIES. The Company's prospects for growth are directly affected by its ability to develop additional assisted-living communities. The Company expects to open approximately 15 to 20 newly developed assisted-living communities in each of 1997 and 1998. Currently, the Company has 34 assisted-living communities in various stages of development and it anticipates opening 15 to 20 assisted-living communities in 1997 in addition to the five opened in the first quarter of 1997. In connection with the development communities, the Company has construction commitments of $37.1 million and $68.5 million on owned and leased developments, respectively, of which the Company has $35.6 million in mortgage financing and $68.5 million in lease financing in place at December 31, 1996. See "Management Discussion and Analysis". To date, the Company has opened 16 newly developed communities, 13 developed by the Company and three developed by others and acquired by the Company. There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. Development of assisted-living communities can be delayed or precluded by various zoning, healthcare licensing and other applicable governmental regulations and restrictions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending on the community, or its operation, and the type of services to be provided. If the Company's development schedule is delayed, the Company's business, operating results and financial condition could be adversely affected.

     NEED FOR ADDITIONAL CAPITAL; NEGATIVE CASH FLOW AND FINANCING REQUIREMENTS. The Company expects negative operating cash flow to continue through at least 1997 as it continues to develop and acquire assisted-living communities. The Company does not expect any of its newly developed assisted-living communities to generate positive cash flow for at least nine months after commencing operations. In addition, the Company expects that the properties it acquires for repositioning as assisted-living communities will typically require at least 12 months to 18 months after acquisition to begin to generate positive cash flows. There can be no assurance that any newly developed or repositioned community will achieve a stabilized occupancy rate and resident mix that meets the Company's expectations, generates positive cash flow or is sufficient to allow the Company to refinance outstanding indebtedness secured by the community through sale/leaseback transactions. To successfully continue its aggressive growth, the Company must have sufficient financial resources to fund its development and acquisition activities and anticipated operating losses. Furthermore, the Company's future success depends in part on arranging sale/leaseback financing or mortgage refinancing for assisted-living communities that have achieved stabilized occupancy rates, resident mix and operating margins after initial development or repositioning. In addition, the Company will have approximately $5.8 and $25.4 million in principal amount of debt repayment obligations that become due in 1997 and 1998, respectively. The Company will from time to time seek additional funding through public or private financing, including equity financing. If additional funds are raised by issuing equity securities, the Company's shareholders may experience dilution. There can be no assurance, however, that adequate equity, debt or sale/leaseback financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects.

     CONFLICTS OF INTEREST WITH HOLIDAY. Mr. Baty, the Company's Chief Executive Officer, and Mr. Colson, a director of the Company, are the principal shareholders, directors and senior executive officers of Holiday, and substantially all the independent-living facilities operated by Holiday are owned by partnerships controlled by Messrs. Baty and Colson and in which they have varying financial interests. In addition, Messrs. Brandstrom and Ruffo have management responsibilities with respect to Columbia, which is wholly owned by Mr. Baty, and its subsidiary, Columbia Management, which is a general partner of many of such partnerships. Messrs. Baty's and Colson's responsibilities to Holiday and its affiliates include overseeing the management of independent-living facilities, the acquisition, financing and refinancing of existing facilities and the development and construction of, and capital-raising activities to finance, new facilities. Although the Company believes that its relationship with Holiday is beneficial, the financial interests and management and financing responsibilities of Messrs. Baty, Colson, Brandstrom and Ruffo with respect to Holiday and its affiliated partnerships could present conflicts of interest, including conflicts relating to the selection of future development or acquisition sites, competition for potential residents in markets where both companies operate and the allocation of time and efforts of Messrs. Baty, Brandstrom and Ruffo. Because Mr. Baty is the Chief Executive Officer of both the Company and Holiday and Messrs. Baty, Brandstrom and Ruffo have other responsibilities with respect to Holiday and the related partnerships, circumstances could arise that would distract them from the Company's operations, which distractions could have an adverse effect on the Company's business, operating results and financial condition. Moreover, there can be no assurance that the Company's and Holiday's interests will remain compatible.

     SUBSTANTIAL DEBT AND LEASE OBLIGATIONS OF THE COMPANY. At December 31, 1996, the Company had mortgage indebtedness in an aggregate amount of $66.1 million, with minimum principal payments estimated to be approximately
$5.8 million in 1997. Of the $66.1 million, approximately $15.7 million represents borrowings under construction loans totaling $21.7 million in connection with the Development Communities. As of December 31, 1996, approximately
$43.3 million principal amount of the Company's indebtedness bore interest at fluctuating rates (including the $21.7 million of construction loans); therefore, increases in prevailing interest rates would increase the Company's interest payment obligations and could have an adverse effect on the Company's operating results and financial condition. At December 31, 1996, the Company was also a party to long-term operating leases for 53 of its residential communities, which leases require minimum annual lease payments aggregating $27.9 million, and generally provide for annual rent increases. The Company intends to continue to finance its properties through a combination of mortgage financing and operating leases, including leases arising through sale/leaseback transactions, and, accordingly, the amount of mortgage indebtedness and annual lease payments is expected to increase as the Company pursues its growth strategy. As a result of such mortgages and leases, a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Furthermore, from time to time the Company has not been in compliance with certain covenants in its financing agreements. While to date the Company has been able to obtain waivers for such noncompliance, there can be no assurance that in the future it will be able to comply with such covenants, which generally relate to matters such as cash flow and debt coverage ratios. If the Company were unable to meet interest, principal or lease payments, it could be required to seek renegotiation of such payments or obtain additional equity or debt financing. There can be no assurance, however, that such efforts would be successful or timely or that the terms of any such financing or refinancing would be acceptable to the Company. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgage and sale/leaseback agreements, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's properties. The Company's leverage may also adversely affect the Company's ability to respond to changing business and economic conditions or continue its development and acquisition program.

     DIFFICULTIES OF MANAGING RAPID EXPANSION. Since its inception, the Company has pursued an aggressive expansion program, and it expects that its growth will continue as it implements its development program for new assisted-living communities. The Company's success will depend in large part on identifying suitable development and acquisition opportunities, and its ability to pursue such opportunities, complete developments, consummate acquisitions and effectively operate its assisted-living communities. The Company's growth has placed a significant burden on the Company's management and operating personnel. In late 1996 and early 1997, the Company reorganized its operating and marketing staffs with individuals having a strong background in the senior housing industry. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If the Company is unable to manage its growth effectively, its business, operating results and financial condition could be adversely affected.

     DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL. The Company depends, and will continue to depend, on the services of Daniel R. Baty, it's Chairman of the Board and Chief Executive Officer, Raymond R. Brandstrom, its President and Chief Operating Officer, and Frank A. Ruffo, Jr., its Vice President. The loss of the services of Mr. Baty or either of Messrs. Brandstrom or Ruffo would have a material adverse effect on the Company's operating results and financial condition. In addition, Mr. Baty has financial interests in and management responsibilities with respect to Holiday and its related partnerships and Messrs. Brandstrom and Ruffo have management responsibilities with respect to Columbia and its subsidiary, Columbia Management, which is a general partner of many of such partnerships. As a result, they will not be devoting their full time and efforts to the Company. Under certain circumstances, Messrs. Baty, Brandstrom and Ruffo could have conflicts of interest in allocating their time and efforts between the Company and Holiday (and its related partnerships) or Columbia and Columbia Management, as the case may be, and could have other conflicts of interest. The Company has entered into noncompetition agreements with Messrs. Baty, Brandstrom and Ruffo but these noncompetition agreements do not limit Mr. Baty's current role with Holiday, Messrs. Brandstrom and Ruffo in their capacities as officers of Columbia, which is wholly owned by Mr. Baty, and its subsidiary, Columbia Management, which is a general partner of partnerships which own or lease properties currently operated by Holiday, so long as assisted-living is an incidental component to Holiday's operation or management of independent-living facilities. The Company has obtained a key employee insurance policy covering the lives of each of Messrs. Baty and Brandstrom in the amounts of $5.0 million and $1.0 million, respectively. The Company also depends on its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each of its residential communities. If the Company is unable to hire qualified management to operate its assisted-living communities, the Company's business, operating results and financial condition could be adversely affected.

     POSSIBLE ENVIRONMENTAL LIABILITIES. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or any entity who arranges for the disposal of hazardous or toxic substances such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. As a result, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company could have an adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON ATTRACTING SENIORS WITH SUFFICIENT RESOURCES TO PAY. The Company currently, and for the foreseeable future, expects to rely primarily on its residents' ability to pay the Company's fees from their own or familial financial resources. Generally only seniors with income or assets meeting or exceeding the comparable median in the region where the Company's assisted-living communities are located can afford the Company's fees. Inflation or other circumstances that adversely affect the ability of seniors to pay for the Company's services could have an adverse effect on the Company. If the Company encounters difficulty in attracting seniors with adequate resources to pay for its services, its business, operating results and financial condition could be adversely affected.

     STAFFING AND LABOR COSTS. The Company competes with other long-term-care providers with respect to attracting with retaining qualified or skilled personnel. The Company also depends on the available labor pool of low-wage employees. A shortage of nurses or other trained personnel or general inflationary pressures may require the Company to enhance its wage and benefits package in order to compete. There can be no assurance that the Company's labor costs will not increase or, if they do, that they can be matched by corresponding increases in private-payor revenues or governmental reimbursement. Any significant failure by the Company to attract and retain qualified employees, to control its labor costs or to match increases in its labor expenses with corresponding increases in revenues could have a material adverse effect on the Company's business, operating results and financial condition.

     GOVERNMENTAL REGULATION. Healthcare is heavily regulated at the federal, state and local levels and represents an area of expensive and frequent regulatory change. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could have an adverse effect on the Company's business and operating results. The Company cannot predict whether and to what extent any such legislative or regulatory initiatives will be enacted or adopted, and therefore cannot assess what effect any current or future initiative would have on the Company's business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect the Company's operations, as well as its revenues (particularly those from governmental sources) and expenses. The Company's residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. While regulations and licensing requirements often vary significantly from state to state, they typically relate to fire safety, sanitation, staff training, staffing levels and living accommodations such as room size, number of bathrooms and ventilation, as well as regulatory requirements relating specifically to certain of the Company's health-related services. The Company's success will depend in part of its ability to satisfy such regulations and requirements and to acquire and maintain any required licenses. In addition, with respect to its residents who receive financial assistance from governmental sources for their assisted-living services, the Company is subject to certain federal and state regulations that prohibit certain business practices and relationships that might affect healthcare services reimbursable under Medicaid or similar state reimbursements programs. The Company's failure to comply with such regulations could jeopardize its reimbursement payments for any affected residents and, if egregious, could result in fines and the suspension or failure to renew the Company's operating licenses. Federal, state and local governments occasionally conduct unannounced investigations, audits and reviews to determine whether violations of applicable rules and regulations exist. Devoting management and staff time and legal resources to such investigations, as well as any material violation by the Company that is discovered in any such investigation, audit or review, could have a material adverse effect on the Company's business and operating results. There can be no assurance that regulatory oversight of construction efforts associated with repositionings will not result in loss of residents and disruption of community operations.

     COMPETITION. The long-term-care industry is highly competitive, and the Company believes that the assisting-living segment, in particular, will become even more competitive in the future. The Company will be competing with numerous other companies providing similar long-term-care alternatives such as home healthcare agencies, community-based service programs, retirement communities and convalescent centers. The Company expects that, as the provision of assisted-living services receives increased attention and the number of states providing reimbursement for assisted-living rises, competition will intensify as a result of new market entrants. The Company also faces potential competition from skilled-nursing facilities that provide long-term-care services. Moreover, in implementing its growth strategy, the Company expects to face competition in its efforts to develop and acquire assisted-living communities. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future that could limit its ability to attract residents or expand its business and therefore have a material adverse effect on its business, operating results and financial condition.

     POTENTIAL ADVERSE IMPACT OF GOVERNMENTAL REIMBURSEMENT PROGRAMS. Currently, the federal government does not provide any reimbursement for the type of assisted-living services offered by the Company. Although some states have reimbursement programs in place, the level of reimbursement is generally insufficient to cover the costs of the Company's assisted-living services. Depending in part on the results of the Company's acquisition program, net revenues from governmental reimbursement programs could increase from time to time. In 1995 and 1996, less than 10% of the Company's revenues were from residents who receive governmental assistance from a state medicaid program.
There can be no assurance that the Company will continue to meet the requirements for participating in governmental reimbursement programs. Furthermore, governmental reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and governmental funding restrictions, some of which could have a material adverse effect on the future rate of payment to communities operated by the Company. A substantial dependence on governmental reimbursement programs, changes in the funding levels of such programs or the failure of the Company's operations to qualify for governmental reimbursement could have an adverse effect on the Company's business, operating results and financial condition.

     LIABILITY AND INSURANCE. The Company's business entails an inherent risk of liability. In recent years, participants in the long-term-care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant legal costs. The Company expects that from time to time it will be subject to such suits as a result of the nature of its business. The Company currently maintains insurance policies in amounts and with such coverage and deductibles as it deems appropriate, based on the nature and risks of its business, historical experience and industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect on the Company's operating results and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually, and there can be no assurance that the Company will be able to obtain liability insurance coverage in the future or, if available, that such coverage will be on acceptable terms.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the Common Stock, variations in the Company's operating results, variations from analysts expectations, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the healthcare industry generally or the assisted-living residence business in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

     The Company's assisted-living communities generally consist of one- to three-story buildings and include common dining and social areas. Twelve of the Company's Operating Communities, containing approximately 1,000 units, were previously or are currently operated as independent-living facilities. Of these facilities, five have been or are in the process of being, repositioned to assisted-living communities, which process typically involves changing their operating licenses, policies and standards, offering additional services required by assisted-living residents and making physical improvement to the property. Four of the Company's Operating Communities, containing approximately 100 units, are currently operated as skilled-nursing facilities. Of these facilities, one is managed by an independent third party.

     The table below summarizes certain information regarding the Operating Communities.

                                           Emeritus
                                           Operations
Community                     Location     Commenced  Units (a) Beds (b)  Interest
--------------------------  -------------  ---------  --------  --------  ------------
ARIZONA
 Olive Grove                Phoenix        June 1994        98       111     Lease
 La Villita                 Phoenix        June 1994        92        92      Own
 Scottsdale Royale (1)      Scottsdale     Aug. 1994        63        63      Own
 Villa Ocotillo             Scottsdale     Sept.1994       102       106      Own
CALIFORNIA
 Fulton Villa (c)           Stockton       Apr. 1995        80        80      Own
 Laurel Place (d)           San Bernadino  Apr. 1996        71        72      Own
 Rosewood Court             Fullerton      Mar. 1996        71        78     Lease
 The Terrace (d)            Grand Terrace  Jan. 1996        87        87     Lease
DELAWARE
 Green Meadows-Dover        Dover          Oct. 1995        52        63     Lease
FLORIDA
 Barrington Place           LeCanto        May 1996         79       120     Lease
 Beneva Park Club           Sarasota       July 1995        96       102     Lease
 Central Park Village *(5)  Orlando        July 1995       174       190     Lease
 College Park Club *        Brandenton     July 1995        85        93     Lease
 Colonial Park Club         Sarasota       Aug. 1996        88        90     Lease
 Lodge at Mainlands         Pinellas Park  Aug. 1996       154       162     Lease

                                           Emeritus
                                           Operations
Community                     Location     Commenced  Units (a) Beds (b)    Interest
--------------------------  -------------  ---------  --------  --------  ------------
 Park Club Brandon          Brandon        July 1995        88        88     Lease
 Park Club of Fort Myers    Fort Myers     July 1995        77        82     Lease
 Park Club of Oakbridge     Lakeland       July 1995        88        88     Lease
 Springtree Retirement      Sunrise        May 1996        179       246     Lease
 Madison Glen               Clearwater     May 1996        135       154      Own
IDAHO
 Camlu Retirement (1)       Coeur d'Alene  Nov. 1996        83        86     Manage
 Highland Hills             Pocatelo       Oct. 1996        49        55     Lease
 Lakewood Inn (formerly
   Woodway Retirement) (7)  Coeur d'Alene  Mar. 1996        46        46     Lease
 Ridge Wind                 Chubbock       Aug. 1996        80       106     Lease
 Summer Wind                Boise          Sept. 1995       49        53     Lease
IOWA
 Silver Pines               Cedar Rapids   Jan. 1995        80        80      Own
MASSACHUSETTS
 The Pines at Tewksbury *   Tewksbury      Jan. 1996        49        65     Lease
NEVADA
 Concorde *                 Las Vegas      Nov. 1996       116       128      Own
NEW HAMPSHIRE
 Sunny Knoll * (2)          Franklin       May 1995         22        32  Joint Venture
NEW JERSEY
 Laurel Lake Estates        Voorhees       July 1995       117       119     Lease
NEW YORK
 Bassett Manor              Williamsville  Nov. 1996       103       105     Lease
 Bassett Park Manor         Williamsville  Nov. 1996        78        80     Lease
 Bellevue Manor             Syracuse       Nov. 1996        90        90     Lease
 Colonie Manor              Latham         Nov. 1996        94        94     Lease
 East Side Manor            Fayettville    Nov. 1996        80        88     Lease
 Green Meadows-Painted
   Post                     Painted Post   Oct. 1995        73        96     Lease
 Perinton Park Manor        Fairport       Nov. 1996        78        86     Lease
 West Side Manor -
   Rochester                Rochester      Nov. 1996        72        72     Lease
 West Side Manor -
   Syracuse                 Syracuse       Nov. 1996        78        80     Lease
 Woodland Manor             Vestal         Nov. 1996        60       116     Lease
NORTH CAROLINA
 Heritage Health Center (3) Hendersonville Feb. 1996        66       134     Lease
 Heritage Hills Retirement
   Community (1)            Hendersonville Feb. 1996        99        99      Own
 Heritage Lodge Assisted-
   Living                   Hendersonville Feb. 1996        20        24     Lease
 Pine Park Retirement
   Community (1)            Hendersonville Feb. 1996       110       110     Lease
OREGON
 Meadowbrook Retirement (c) Ontario        June 1995        53        55      Own


                                           Emeritus
                                           Operations
Community                     Location     Commenced  Units (a) Beds (b)   Interest
--------------------------  -------------  ---------  --------  --------  ------------
PENNSYLVANIA
 Green Meadows-Allentown    Allentown      Oct. 1995        76        97     Lease
 Green Meadows-Latrobe      Latrobe        Oct. 1995        84       125     Lease
SOUTH CAROLINA
 Anderson Place - The
   Summer House             Anderson       Oct. 1996        30        40     Lease
 Anderson Place - The
   Village (1)              Anderson       Oct. 1996        75        75     Lease
 Anderson Place - The
   Health Center (4)        Anderson       Oct. 1996        22        44     Lease
 Countryside Village
   Health Care Center (4)   Easley         Feb. 1996        24        44     Lease
 Countryside Village
   Assisted-Living          Easley         Feb. 1996        48        78     Lease
 Countryside Village
   Retirement Center (1)    Easley         Feb. 1996        72        75     Lease
 Countryside Park           Easley         Feb. 1996        48        66     Lease
 Skylyn Health Center (4)   Spartanburg    Feb. 1996        26        48     Lease
 Skylyn Personal Care
   Center                   Spartanburg    Feb. 1996        80       119     Lease
 Skylyn Retirement
   Community (1)            Spartanburg    Feb. 1996       155       155     Lease
TEXAS
 Cambria *                  El Paso        Oct. 1996        79        87     Lease
 Dowlen Oaks                Beaumont       Mar. 1997        79        87     Lease
 Elmbrook Estates           Lubbock        Feb. 1997        79        87     Lease
 Saddleridge Lodge          Midland        Mar. 1997        79        87     Lease
 Seville Estates *          Amarillo       Mar. 1997        50        55     Lease
 Sherwood Place *           Odessa         Oct. 1996        79        87     Lease
 Vickery Towers (formerly
   Belmont Towers) (5)      Dallas         Apr. 1995       301       331      Own
VIRGINIA
 Carriage Hill Retirement   Bedford        Sept. 1994       91       137     Lease
 Cobblestones at Fairmont*  Manassas       Sept. 1996       75        82      Own
WASHINGTON
 Cooper George * (5) (6)    Spokane        Jun. 1996       140       158  Joint Venture
 Evergreen Lodge            Federal Way    Apr. 1996        98       124     Lease
 Fairhaven Estates *        Bellingham     Oct. 1996        50        55     Lease
 Garrison Creek Lodge *     Walla Walla    Jun. 1996        80        88     Lease
 Harbour Pointe Shores      Ocean Shores   Mar. 1997        50        55     Lease
 Kirkland Lodge at
   Lakeside                 Kirkland       Feb. 1996        74        84      Own
 Renton Villa *             Renton         Sept. 1993       79        97     Lease
 Seabrook *                 Everett        June 1994        60        62     Lease
 The Hearthstone            Moses Lake     Oct. 1996        84        92      Own

                                           Emeritus
                                           Operations
Community                     Location     Commenced  Units (a)  Beds (b)    Interest
--------------------------  -------------  ---------  --------  --------  ------------
WYOMING
 Park Place (d)             Casper         Feb. 1996        60        60      Own
                                                      --------  --------
        Total                                            6,231     7,147
                                                      ========  ========


 *   Near an existing Holiday facility.

(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

(c) Previously operated as an independent-living facility; currently in the process of being repositioned as an assisted-living community.

(d) Previously operated as an independent-living facility, currently repositioned as an assisted-living community.

(1) Operated as an independent-living facility; the Company does not currently plan to reposition this facility as an assisted-living community.

(2) Managed by a third party for a limited liability company in which the Company holds a 49.0% interest and a third party holds a 51.0% interest.

(3) Operated as a skilled-nursing facility and managed by an independent third party; the Company does not currently plan to reposition this facility as an assisted-living community.

(4) Operated as a skilled-nursing facility; the Company does not currently plan to reposition this facility as an assisted-living community.

(5) Operated as both an independent-living facility and assisted-living facility; the Company does not currently plan to reposition the portion of the independent-living facility as an assisted-living community.

(6) The Company holds a 50.0% interest in a joint venture with a third party.

(7) Operated as an independent-living facility; an assisted-living addition scheduled to be complete in 1997 (see Development Communities below).

DEVELOPMENTS

     The following table summarizes certain information regarding the Development Communities under construction, which are communities where construction activities, such as ground-breaking activities, exterior construction or interior build-out have commenced.


                                                                                 Site
                                             Scheduled                         Ownership
        Community             Location        Opening     Units (a)  Beds (b)   Interest
--------------------------  -------------  --------------  --------  -------  ------------
DEVELOPMENTS OPENED IN
1997:

TEXAS
 Seville Estates            Amarillo        1st Quarter (c)      50       55     Lease
WASHINGTON
 Harbour Pointe Shores      Ocean Shores    1st Quarter (c)      50       55     Lease

ANTICIPATED 1997 OPENINGS:

CONNECTICUT
 Cold Spring Commons *      Rocky Hill      2nd Quarter          80       88     Lease
IDAHO
 Lakewood Inn (expansion)   Coeur d'Alene   2nd Quarter          62       68     Lease
 Lewiston                   Lewiston        4th Quarter          81       89      Own
KANSAS
 Elm Grove                  Hutchinson      2nd Quarter         121      133     Lease
KENTUCKY
 Stonecreek Lodge *         Louisville      2nd Quarter          80       88     Lease
MASSACHUSETTS
 Meadow Lodge *             Chelmsford      3rd Quarter          80       88     Lease
 Woods at Eddy Pond *       Auburn          2nd Quarter          80       88     Lease
MISSISSIPPI
 Ridgeland Court *          Ridgeland       2nd Quarter          79       87     Lease
MONTANA
 Springmeadows Residence    Bozeman         2nd Quarter          74       81      Own
SOUTH CAROLINA
 Bellaire Place *           Greenville      2nd Quarter          81       89     Lease
TENNESSEE
 Walking Horse Meadows *    Clarksville     2nd Quarter          50       55     Lease





                                                                                 Site
                                             Scheduled                         Ownership
        Community             Location        Opening     Units (a) Beds (b)    Interest
--------------------------  -------------  --------------  --------  -------  ------------
TEXAS
 Forest Lane *              Dallas          4th Quarter          80       88     Lease
 Lakeridge Place            Wichita Falls   2nd Quarter          79       87     Lease
 Meadowlands Terrace *      Waco            2nd Quarter          71       78      Own
 Myrtlewood Estates         San Angelo      2nd Quarter          79       87      Own
 Pine Ridge Lodge           Longview        2nd Quarter          70       77      Own
WASHINGTON
 Puyallup *                 Puyallup        4th Quarter         100       55      Own
                                                           --------  -------
Total 1997 Openings                                           1,447    1,536
                                                           ========  =======

ANTICIPATED 1998 OPENINGS:

CALIFORNIA
 Creston Village (1)        Paso Robles          -              100      110  Joint Venture
 Northbay Retirement (2)    Fairfield            -              172      189  Joint Venture
                                                           --------  -------
Total 1998 Openings                                             272      299
                                                           ========  =======


 *   Near an existing Holiday facility.

(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

(C) Community completed construction during the first quarter of 1997 and is included among the 76
     "Operating Communities".

(1) The Company holds a 50.0% interest in a joint venture with an independent third party.

(2) The Company holds a 66.67% interest in a joint venture with an independent third party.

     In addition to those Development Communities under construction, the Company has 15 Development Communities under development, which are communities where activities such as site surveys, preparation or architectural plans or initiation of zoning changes have commenced (but construction has not commenced). These communities are expected to open during 1998.

     In July 1996, the Company moved its executive offices to a new location in Seattle, Washington, where the Company leases approximately 22,000 square feet of new space. The agreement includes a lease term of 10 years with two five-year renewal options. The Company has signed an agreement to lease additional office space located at the same address commencing July 1, 1997.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about the executive officers of the Company. There are no family relationships between any of the directors or executive officers of the Company.


         Name           Age                 Position
        -------         ---                ----------
Daniel R. Baty           52   Chairman of the Board and Chief
                                Executive Officer
Raymond R. Brandstrom    44   President, Chief Operating Officer
                                and Director
Gary D. Witte            52   Vice President, Operations
Frank A. Ruffo, Jr.      54   Vice President
Kelly J. Price           28   Vice President, Finance, Chief
                                Financial Officer and Secretary
Michelle A. Bickford     29   Vice President, New Business
                                Development
Sara J. Curtis           34   Vice President, Sales and Marketing
James S. Keller          35   Director of Accounting and
                                Controller


     Daniel R. Baty, one of the Company's founders, has served as its Chief Executive Officer and as a director since inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty has served as the chairman of the board of Holiday since 1987 and as its chief executive officer since 1991. He was the chief executive officer of Hillhaven from 1971 to 1986, when he left to pursue opportunities in the independent-living market. Since 1984, Mr. Baty has served as chairman of the board of Columbia-Pacific Group Inc. ("Columbia") and, since 1986, chairman of the board of Columbia Pacific Management, Inc. (Columbia Management), both of which companies are wholly owned by Mr. Baty and engaged in developing independent-living facilities and providing consulting services regarding that market.

     Raymond R. Brandstom, one of the Company's founders, has served as its President and Chief Operating Officer and as a director since its inception in 1993. Since May 1992, Mr. Brandstom has served as President of each of Columbia and Columbia Management. From 1982 to 1987, he was director of finance for Hillhaven, and has been involved in long-term-care and retirement housing for 15 years. Since May 1992, Mr. Brandstom has served as vice president and treasurer of Columbia Winery, a Company affiliated with Mr. Baty that is engaged in the production and sale of still table wines.

     Frank A. Ruffo, Jr., one of the Company's founders, has served as its Vice President since its inception in 1993. From August 1992 until he joined the Company, Mr. Ruffo was employed by Columbia Management in special servicing related to securitized pools of mortgages secured by Columbia Management's healthcare properties. From January 1990 to August 1992, he was a private consultant in the long-term healthcare field. For the 13 years prior to 1990, Mr. Ruffo was employed by Hillhaven in various capacities, including senior vice president, in which capacity he was responsible for risk management, human resources and labor relations.

     Gary D. Witte, has served as the Company's Vice President, Operations since November 1996. Prior to joining the Company, Mr. Witte last served as the Vice President of Operations, Southern Region for Vencor Inc. and previously for Hillhaven Corporation where he was involved in operating senior housing and related services for over 20 years.

     Kelly J. Price, C.P.A., has served as the Company's
Director of Finance since January 1995, as Chief Financial
Officer and Secretary of the Company since September 1995 and as Vice President, Finance since January 1997. From
September 1991 until joining the Company, Mr. Price was employed at Deloitte & Touche LLP last serving in the Management Consulting practice, where he was a senior consultant in the real estate, healthcare and manufacturing industries.

     Michelle A. Bickford, has served as Vice President, New Business Development since January 1997. From July 1993 to January 1997, Ms. Bickford served as the Company's Director of New Business Development. From 1990 until joining the Company, Ms. Bickford was a senior accountant at National Medical Enterprises Properties, Inc., a publicly held hospital company.

     Sara J. Curtis, has served as Vice President, Sales and Marketing since March 1997. From March 1996 until joining the Company Ms. Curtis served as the National Director of Sales for Beverly Enterprises, Inc. where she was involved in sales for a diversified healthcare organization including skilled-nursing facilities, long-term acute hospitals, home health and hospice programs. From July 1991 until February 1996 Ms. Curtis served as the Regional and Area Director of Sales and Marketing for Vencor, Inc. and previously Hillhaven Corporation. Ms. Curtis has over 15 years of experience in the field of sales and marketing.

     James S. Keller, C.P.A., has served as the Company's Director of Accounting and Controller since July 1994. From February 1990 until 1994, Mr. Keller was employed by The Meyers Associates PC, a regional public accounting firm. Previously, Mr. Keller worked for a real estate developer as assistant controller.


                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American
Stock Exchange, Inc. ("AMEX") under the symbol "ESC".  The
Common Stock has been listed on the AMEX since November 21, 1995, the date of the Company's initial public offering.

     The following table sets forth, for the periods indicated, the high and low closing prices for the Common
Stock as reported on AMEX.

                                                    High      Low
1995
  Fourth Quarter (commencing November 21, 1995)..  $15.125  $11.625

1996
  First Quarter..................................  $21.750  $11.625

  Second Quarter.................................  $20.875  $17.625

  Third Quarter..................................  $18.000  $14.000

  Fourth Quarter.................................  $16.000  $10.000

1997
  First Quarter (through March 27, 1997).........  $13.750  $10.625

                             40

     As of March 28, 1997, the number of record holders of the Company's Common Stock was 112.

     The Company has never declared or paid any dividends on its Common Stock, and expects to retain any future earnings to finance the operation and expansion of its business. Future dividend payments will depend on the results or operations, financial condition, capital expenditure plans and other obligations of the Company and will be at the sole discretion of the Company's Board of Directors. Certain of the Company's existing leases and lending arrangements contain provisions that restrict the Company's ability to pay dividends, and it is anticipated that the terms of future leases and the debt financings may contain similar restrictions. Therefore, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the audited consolidated financial statements of the Company and subsidiaries for the period from July 28, 1993 (inception) through December
31, 1993 and the years ended December 31, 1994, 1995 and 1996. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in the Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                          Period from
                                         July 28, 1993
                                          (inception)
                                            through        Year ended December 31,
                                          December 31,   ----------------------------
                                              1993         1994      1995      1996
                                         --------------  --------  --------  --------
                                             (in thousands, except per share and
                                                       operating data)
STATEMENTS OF OPERATIONS DATA:

Total operating revenues...............        $323      $ 4,409   $21,277   $68,926
Total operating expenses...............         290        4,761    22,432    74,294
                                         --------------  --------  --------  --------
Income (loss) from operations..........          33         (352)   (1,155)   (5,368)
                                         --------------  --------  --------  --------

Net other expense......................         (63)      (1,080)   (6,532)   (2,834)
Extraordinary loss on extinguishment of
   debt................................          -           -      (1,267)      -
                                         --------------  --------  --------  --------
        Net loss.......................        $(30)     $(1,432)  $(8,954)  $(8,202)
                                         ==============  ========  ========  ========
Loss per share, before extraordinary
   loss................................                              (0.95)    (0.75)

Extraordinary loss.....................                              (0.16)      -
                                                                   --------  --------
Net loss per share.....................                            $ (1.11)  $ (0.75)
                                                                   ========  ========

   Weighted average number of common
     shares outstanding (1)............                              8,062    11,000
                                                                   ========  ========
OPERATING DATA:
  Communities operated (2).............            1           6        22        69
  Number of units (2)..................           79         494     1,857     6,143



                                              December 31,
                                 --------------------------------------
                                   1993      1994      1995      1996
                                 --------  --------  --------  --------
                                             (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents......   $   26   $   220   $  9,507  $ 23,039
Working capital (deficit)......   (1,489)   (2,762)     4,091     9,757
Total assets...................    3,542    24,493    115,635   158,038
Long-term debt, less current
   portion.....................    2,014    22,684     66,814    60,260
Minority interests.............      -          77      2,229     1,918
Shareholders equity (deficit)..      (30)   (1,462)    34,895    26,188


(1) The weighted average shares outstanding were retroactively adjusted for the 9,200-for-1 split on April 14,1995.

(2) Information is as of the end of the period and excludes the Operating Communities and units therein that are managed by others.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since it's organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and subsequent operation of residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the years ended December 31, 1994, 1995 and 1996, the Company generated total operating revenues of $4.4 million, $21.3 million and $68.9 million, respectively. As of December 31, 1996, the Company's cumulative net losses since inception were $18.6 million and its total shareholders' equity was $26.2 million. For the years ended December 31, 1994, 1995 and 1996, the Company generated losses of $1.4 million, $9.0 million and $8.2 million, respectively.

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

     As of March 20, 1997, the Company holds ownership, leasehold or management interests in 76 Operating Communities consisting of approximately 6,200 units, located in 19 states. Of the 76 Operating Communities 13 were newly developed by the Company in 1996 and 1997 and three were newly developed by others and acquired by the Company in 1996. In addition, the Company has agreements to purchase eight additional existing communities located in four states and letters of intent to purchase six additional existing communities located in Canada ("Pending Acquisitions").
The Pending Acquisitions contain an aggregate of approximately 1,400 units and are expected to close during 1997. The Company owns, has a leasehold interest in or has acquired an option to purchase development sites for 34 new assisted-living communities (the "Development Communities"). Nineteen of the Development Communities are currently under construction, 17 of which are scheduled to open during 1997. The Company leases 58 of its residential communities, typically from a financial institution such as a REIT, owns

15 communities, manages one community and has a joint venture and management interest in two communities. In December 1996, the Company acquired a minority interest in Alert, an Ontario, Canada based owner and operator of 17 assisted-living communities consisting of approximately 900 units. Assuming completion of the Pending Acquisitions and Development Communities scheduled to open throughout 1997, the Company will own, lease, manage or have a minority interest in 124 properties in 26 states and Canada, containing an aggregate of approximately 9,900 units with the capacity of over 10,900 residents. There can be no assurance, however, that the Pending Acquisitions and Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control. From time to time, the Company also manages assisted-living communities owned or leased by others, but historically this activity has not been material to the Company's business or revenue. See "Description of Business
Growth Strategy Management Agreements".   See "Factors
Affecting Future Results and Forward Looking Statements Emphasis on Acquisitions; Difficulties in Integrating Acquisitions", "Ability to Develop Additional Assisted-Living Communities" and "Need for Additional Capital."

     When used in this discussion, the words "believes," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Factors Affecting Future Results and Regarding Forward-Looking Statements" under Item 1. Description of Business elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RECENT EVENTS

     Subsequent to December 31, 1996, the Company commenced
operations on five newly developed communities by the
Company.  Three of the five completed construction in the
fourth quarter of 1996 but did not obtain licensure to
operate until the first quarter of 1997.  The remaining two
newly developed communities completed construction during
the first quarter of 1997 and commenced operations.  Four
of the newly developed communities are located in Texas and
one is located in Washington.   See "Liquidity and Capital
Resources".

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.



                                                           Period to Period
                                Percentage of Revenues        Percentage
                               Years ended December 31,  Increase (Decrease)

                                1994    1995     1996   1994-1995  1995-1996
                               ------   ------  ------  ---------  ---------
Revenues.....................  100 %    100 %    100 %     383%      224 %

Expenses:
 Community operations........   76       75       71       371       208
 General and administrative..   14       12        9       320       134
 Depreciation and
   amortization..............   12       13        5       430        12
 Rent........................    6        5       23       370      1316
   Total operating expenses..  108      105      108       371       231
   Loss from operations......   (8)      (5)      (8)      228       365
Other expense:
 Interest expense, net.......   24       25        4       403       (48)
 Write-down of note
   receivable................    -        5        -       N/A       N/A
 Other, net..................    -        1        -       N/A       N/A
Extraordinary loss on
   extinguishment of debt....    -        6        -       N/A       N/A
   Net loss..................  (32)%    (42)%    (12)%     525%       (8)%


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     REVENUES. Total operating revenues for the year ended December 31, 1996 were $68.9 million, representing a $47.6 million, or 224%, increase over revenues of $21.3 million for the comparable period in 1995. Substantially all of this increase resulted from the commencement of operations on eleven newly developed communities and the acquisition of 35 existing communities during 1996.

     COMMUNITY OPERATIONS. Expenses for community operations for the year ended December 31, 1996 were $48.9 million, representing a $33.0 million, or 208%, increase over expenses for community operations of $15.9 million for the comparable period in 1995, primarily due to the Company's commencement of operations on 11 newly developed communities and the acquisition of 35 existing communities during 1996. As a percentage of total revenues, expenses for community operations decreased to 71% for the year ended December 31, 1996, from 75% for the comparable period in 1995 primarily due to efficiencies created by the implementation of operating strategies.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1996 were $6.2 million, representing an increase of $3.6 million, or 134%, from general and administrative expenses of $2.6 for the comparable period in 1995. As a percentage of total revenues, general and administrative expenses decreased to 9% for the year ended December 31, 1996, from 12% for the comparable period in 1995 primarily as a result of increased revenue. The $3.6 million increase in general and administrative expenses was attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel associated with new business, increased accounting costs, higher travel and other costs relating to the Company's acquisition and development program. These increases are expected to continue into 1997 as the Company continues to acquire additional existing and develop new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1996 was $3.1 million, or 5% of total revenues, compared to depreciation and amortization of $2.8 million or 13% of total revenues, for the comparable period in 1995. The dollar increase was primarily due to an increase in the average number of communities and units owned by the Company in 1996.

     RENT. Rent expense for the year ended December 31, 1996 was $16.1 million, representing an increase of $15.0 million, or 1316%, from rent expense of $1.1 million for the comparable period in 1995. As a percentage of total operating revenues, rent expense increased to 23% for the year ended December 31, 1996, from 5% for the comparable period in 1995. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 53 of 71 of its residential communities in operation as of December 31, 1996 compared to 9 out of 17 communities at December 31, 1995. These increases are expected to continue into 1997 as the Company continues to enter into sale/leaseback transactions and acquire existing properties through lease transactions.

     INTEREST EXPENSE, NET. Interest expense, net for the year ended December 31, 1996 was $2.8 million, compared to $5.4 million for the comparable period in 1995, decreasing as a percentage of total operating revenues from 25% for 1995 to 4% for 1996. The decrease was due to the repayment of existing mortgage debt with lower rate convertible debenture proceeds and refinancing of mortgage indebtedness through sale/leaseback transactions.

     WRITE-DOWN OF NOTE RECEIVABLE FROM AFFILIATE. In 1994 and 1995, the Company made aggregate loans of $1,133,000 to a corporation that owned three assisted-living communities.
In connection with the loan, the Company received 49.0% of the outstanding stock of the corporation and a pledge of the remaining 51.0%. The holder of the first mortgages initiated foreclosure proceedings in October 1995 and the Company no longer has an interest in the communities or the corporation and the note receivable has been written-off.

     LOSS ON EXTINGUISHMENT OF DEBT. On April 17, 1995, the Company issued 4,158,000 shares of Series A Preferred Stock and $25.9 million principal amount of Subordinated Secured Promissory Notes to a group of investors. In connection with this transaction, the Company incurred $979,000 of deferred financing costs. Upon completion of the initial public offering November 1995, the Series A Preferred Stock was converted to Common Stock, the Notes were repaid in full, and the deferred financing costs were written off, resulting in an extraordinary loss. Additionally, the Company completed refinancings during 1995 on three communities, resulting in an extraordinary loss of approximately $288,000 relating to the write-off of deferred financing costs.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1995 AND
1994

     REVENUES. Total operating revenues for the year ended December 31, 1995 were $21.3 million, representing a $16.9 million, or 383%, increase over revenues of $4.4 million for the comparable period in 1994. Substantially all of this increase resulted from the acquisition of 17 existing communities after December 31, 1994.

     COMMUNITY OPERATIONS. Expenses for community operations for the year ended December 31, 1995 were $15.9 million, representing a $12.5 million, or 371%, increase over expenses for community operations of $3.4 million for the comparable period in 1994, primarily due to the Company's acquisition of 17 existing communities after December 31, 1994. As a percentage of total revenues, expenses for community operations decreased to 75% for the year ended December 31, 1995, from 76% for the comparable period in 1994. As a greater proportion of the Company's residential communities achieve stabilized occupancy rates and resident mix, the Company believes that its expenses for community operations will continue to decrease as a percentage of total revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1995 were $2.6 million, representing an increase of $2.0 million, or 320%, from general and administrative expenses of $626,000 for the comparable period in 1994. As a percentage of total revenues, general and administrative expenses decreased to 12% for the year ended December 31, 1995, from 14% for the comparable period in 1994. The decrease in general and administrative expenses as a percentage of total revenues was due to increased levels of total revenues for the year ended December 31, 1995. Of the $2.0 million increase in general and administrative expenses, $426,000 represents the amount by which the cost of the Company's investment in certain securities exceeded its fair market value at the time it was purchased from Columbia, which has been treated for financial reporting purposes as compensation to Mr. Baty, the owner of Columbia. Mr. Baty, however, is not otherwise compensated by the Company. The balance of the increase in general and administrative expenses was attributable to salaries, related payroll taxes, and employee benefits relating to new hires associated with new business, increased accounting costs, higher travel and other costs relating to the Company's acquisition and development program.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1995 was $2.8 million, or 13% of total revenues, compared to depreciation and amortization of $528,000 or 12% of total revenues, for the comparable period in 1994. The dollar amount increase was due to the Company's acquisition of 12 owned residential communities during 1995.

     RENT. Rent expense for the year ended December 31, 1995 was $1.1 million, representing an increase of $896,000, or 370%, from rent expense of $242,000 for the comparable period in 1994. As a percentage of total operating revenues, rent expense decreased to 5% for the year ended December 31, 1995, from 6% for the comparable period in 1994. The dollar amount increase was due to the Company entering into leases or sale/leaseback transactions with respect to nine out of 17 of its residential communities during 1995 compared to one out of seven in 1994.

     INTEREST EXPENSE, NET. Interest expense, net for the year ended December 31, 1995 was $5.4 million, compared to $1.1 million for the comparable period in 1994, increasing as a percentage of total operating revenues from 24% for 1994 to 25% for 1995. The increase was due to an increase in the number of Operating Communities acquired by the Company in 1995.

     LOSS ON EXTINGUISHMENT OF DEBT. On April 17, 1995, the Company issued 4,158,000 shares of Series A Preferred Stock and $25.9 million principal amount of Subordinated Secured Promissory Notes to a group of investors. In connection with this transaction, the Company incurred $979,000 of deferred financing costs. Upon completion of the initial public offering November 1995, the Series A Preferred Stock was converted to Common Stock, the Notes were repaid in full, and the deferred financing costs were written off, resulting in an extraordinary loss. Additionally, the Company completed refinancings during 1995 on three communities, resulting in an extraordinary loss of approximately $288,000 relating to the write-off of deferred financing costs.

COMMUNITIES COMPARISON

     For the month of December, 1996, the Company had 40 communities that had achieved average occupancy in excess of 90% and had been operated by the Company for at least one month during the fourth quarter of 1996 ("Group One Communities") and 31 communities that had achieved average occupancy in December that was less than 90%, which includes newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment ("Group Two Communities"). The following tables set forth a comparison of Group One and Group Two communities results of operations for the three months ended December 31, 1996.


                                           Three Months Ended December 31, 1996
                                                      (In thousands)

                                   Group One      Group Two
                                  Communities    Communities                   Three
                                 (Greater than   (Less than                 Months Ended
                                 90% Occupied)  90% Occupied)  Overhead  December 31, 1996
                                 -------------  -------------  --------   -----------------
Revenue........................     $15,875        $ 6,877     $    28         $22,780
Community operating expense....      10,423          5,970           -          16,393
                                 -------------  -------------  --------   -----------------
  Community operating income
    (loss).....................       5,452            907          28          6,387
                                 -------------  -------------  --------   -----------------

General and administrative.....         -               -        1,939           1,939
Depreciation and amortization..         330            530         119             979
Rent...........................       3,923          2,223          87           6,233
                                 -------------  -------------  --------   -----------------
  Operating income (loss)......       1,199         (1,846)     (2,117)         (2,764)
                                 -------------  -------------  --------   -----------------

Interest income (expense), net.        (399)          (526)        181            (744)
Other income (expense).........          -            (137)        (91)           (228)
                                 -------------  -------------  --------   -----------------
  Net income (loss)............     $   800        $(2,509)    $(2,027)       $ (3,736)
                                 =============  =============  ========   =================


     Net income for the three months ended December 31, 1996 for the Group One Communities was $800,000, representing a $173,000 or 28% increase from net income of $627,000 for the three months ended September 30, 1996, primarily due to net income of new Group One Communities that were acquired by the Company during the fourth quarter. Average occupancy for the Group One Communities remained at 96% for the month of December, 1996 as compared to 96% for the month of September, 1996. The total number of Group One Communities increased by net 16 during the fourth quarter, 13 of which were acquired by the Company during the fourth quarter, four of which were re-classed to Group One Communities because of increases in average occupancy above 90%, and one of which was re-classed to Group Two Communities because of a decrease in average occupancy below 90%.

     Net losses for the three months ended December 31, 1996 for the Group Two Communities were $2.5 million, representing a $1.0 million or 73% increase over net losses of $1.5 million for the three months ended September 30, 1996, primarily due to openings of new developments late in the third quarter and during the fourth quarter of 1996. Average occupancy for the Group Two Communities was 56% for the month of December, 1996 as compared to 61% for the month of September, 1996. The total number of Group Two Communities increased by net three during the fourth quarter, four of which were newly opened by the Company during the fourth quarter, two of which were acquired by the Company, one of which was re-classed to Group Two Communities because of a decrease in average occupancy below 90%, and four of which were re-classed to Group One Communities because of increases in average occupancy above 90%.

LIQUIDITY AND CAPITAL RESOURCES

     For the years ended December 31, 1996, 1995 and 1994, cash flows provided by (used in) operating activities were $(5.4) million, $(4.8) million, and $254,000, respectively, primarily due to losses incurred on newly acquired and developed communities. As of December 31, 1996, the Company had working capital of $9.8 million compared to working capital of $4.1 million as of December 31, 1995.

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

     The Company has provided for its working capital and liquidity needs through the sale of its securities in the initial public offering of its Common Stock on November 21, 1995, the private placement of convertible subordinated debt and through sale/leaseback transactions with various REIT's and mortgage financing of assisted-living communities that it owns.

     On November 21, 1995, the Company completed an initial public offering of its Common Stock at a price of $15 per share. Net proceeds to the Company after underwriting discounts, commissions and other offering costs were $43.8 million, of which approximately $31.9 million was applied towards repayment in full of all outstanding subordinated debentures and accrued interest due to shareholders and their affiliates. The remainder of the proceeds were used for general corporate purposes including acquisition of long-term-care facilities.

     In January 1996, the Company entered into a letter of intent with a REIT relating to sale/leaseback financing of $100 million for newly developed facilities and $100 million for sale/leaseback financing for newly purchased facilities. In September 1996, the Company entered similar arrangements with the REIT relating to sale/leaseback financing of an additional $100 million for newly developed facilities and an additional $100 million of sale/leaseback financing for newly purchased facilities. To date the Company has drawn upon approximately $180.6 million.

     In February 1996, the Company completed a $32.0 million Private Placement Offering (the "Private Placement") of 6.25% convertible subordinated debentures (the "Debentures") due in 2006. The Debentures, non-callable for three years, are convertible into common stock at a rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock. The Company used approximately $14.5 million of the net proceeds from the Private Placement (approximately $30.6 million) to repay existing mortgage debt, with maturities ranging from April 1996 to April 1998 and with interest rates ranging from 9.5% to 12.75% per annum. The balance of the net proceeds of approximately $16.1 million was used for general corporate purposes, including the acquisition of long-term-care facilities.

     During 1996, the Company obtained $73.3 million in proceeds from the refinancing of 14 assisted-living communities through sale/leaseback transactions with a REIT, repaying approximately $52.8 million of its mortgage indebtedness and recognizing a deferred gain of approximately $8.6 million, and acquired 21 assisted-living communities through lease acquisitions, aggregating approximately $108.8 million, with a REIT ("Lease Financings"). Under the Lease Financings, the assets were acquired by the REIT and leased to the Company pursuant to operating leases with initial lease terms ranging from 10 to 15 years, two to six-five year renewal options and annual base rent aggregating approximately $22.8 million. The annual lease payments are subject to additional rent, including an annual percentage rent based on the communities' revenues. Under the lease agreements the Company has no continuing involvement outside of operating the communities. Additionally, the Company acquired four existing communities for an aggregate purchase price of approximately $18.3 million, through mortgage financings.

     During 1996, the Company completed $68.5 million in financing on 12 to-be-constructed assisted-living
communities throughout 1996.   The communities will be
constructed and operated by the Company pursuant to operating leases and leasehold improvement agreements with the REIT. The lease terms range from 12 years to 13 years, with four five-year renewal options. Lease payments would include base rent, determined at the time of closing, based on a formula tied to the 10-year U.S. Treasury note rate, and additional rent, including an annual percentage rent based on the communities' revenues. Under the lease agreements the Company has no continuing involvement outside of operating the communities. In addition to the REIT financings, the Company completed a $4.7 million mortgage financing on a 74 unit assisted-living to-be-constructed community.

     The Company is committed under construction contracts with respect to certain development projects. Total construction commitments for owned developments at December
31, 1996, were $48.8 million, of which $11.7 million had been incurred. At December 31, 1996, $37.1 million in construction financing commitments remained of which the Company has financing of $35.6 million in place which bear interest at rates ranging between prime plus 1% and 1.25% and are due through January 2001.

     In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert, an Ontario, Canada based owner and operator of assisted-living communities at prices ranging from $0.67 to $0.74 per share
(Cdn). In addition, the Company acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share
(Cdn), as well as an option to purchase from Eclipse, the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 currently issued and outstanding shares of common stock of Alert and 950,000 currently issued and outstanding shares of Class A non-voting stock of Alert both at an exercise price of $3.25 per
share (Cdn).   As of December 31, 1996, the Company has
purchased and holds 2,577,692 shares of preferred stock for a total investment of $1,800,000 (Cdn) which is equivalent to $1,331,000 (US). Subsequent to December 31, 1996, the Company purchased an additional 1,077,692 shares of preferred stock for total consideration of $800,000 (Cdn) or $591,000 (US).

     Alert is an owner/operator of assisted-living communities based in Ontario, Canada and Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Alert has entered into an exclusive management agreement to manage the Company's future assisted-living communities in Ontario and Eclipse has entered into an exclusive development agreement with the Company and Alert to develop their construction projects in Ontario.

     During the year ended December 31, 1995, the Company used $ 78.4 million to acquire property and equipment and property held for development and obtained $11.6 million in proceeds from the sale of communities in sale/leaseback
financing transactions.   The Company obtained $84.1 million
in net cash from financing activities including its initial public offering and net proceeds from long and short-term borrowings. During the year ended December 31, 1994, the Company used $16.3 million to acquire property and equipment and property held for development and obtained $17.2 million in net cash from financing activities including net proceeds from long and short-term borrowings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the report of Independent
Auditors are listed at Item 14 and are included beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 28, 1995 the Company's Board of Directors approved the dismissal of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants. The report of Coopers & Lybrand L.L.P. on the consolidated financial statements of the Company as of December 31, 1994 and for the year then ended did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. Such report was the only report issued by Coopers & Lybrand L.L.P. with respect to the Company.
During the year ended December 31, 1994 and the period between December 31, 1994 and the date on which Coopers &
Lybrand L.L.P. was dismissed, there were no disagreements between the Company and Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of

Coopers & Lybrand L.L.P., would have caused Coopers &
Lybrand L.L.P. to make reference to the subject matter of such disagreement in connection with its report. The
Company engaged KPMG Peat Marwick LLP as its new independent certified public accountants as of July 28, 1995.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K and under the captions "Election of Directors Nominees for Election" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement relating to its 1997 annual meeting of shareholders (the "Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive
Compensation" and "Election of Directors Director
Compensation" in the Company's Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain
Transactions" in the Company's Proxy Statement is hereby incorporated by reference.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                  Page
Independent Auditors' Report.....................  F-2
Consolidated Balance Sheets......................  F-3
Consolidated Statements of Operations............  F-4
Consolidated Statements of Shareholders'
  Equity(Deficit)................................  F-5
Consolidated Statements of Cash Flows............  F-6
Notes to Consolidated Financial Statements.......  F-8

(2)  FINANCIAL STATEMENT SCHEDULES.  Financial Statement
     Schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:


Exhibit
Number                    Description                   Reference
-------  ---------------------------------------------  ---------
  3.1    Restated Articles of Incorporation of           (2)
         registrant (Exhibit 3.1).

  3.2    Amended and Restated Bylaws of the registrant   (1)
         (Exhibit 3.2).

  4.1    Forms of 6.25% Convertible Subordinated         (2)
         Debenture due 2006 (Exhibit 4.1).

  4.2    Indenture dated February 15, 1996 between the
         registrant and Fleet National Bank              (2)
         ("Trustee") (Exhibit 4.2).



 10.1    1995 Stock Incentive Plan (Exhibit 10.1).       (1)

 10.2    Stock Option Plan for Nonemployee Directors
         (Exhibit 10.2).                                 (2)

 10.3    Form of Indemnification Agreement for
         officers and directors of the registrant
         (Exhibit 10.3).                                 (1)

 10.4    Noncompetition Agreements entered into
         between the registrant and each of the
         following individuals:

         10.4.1     Daniel R. Baty (Exhibit 10.4.1).     (2)

         10.4.2     Raymond R. Brandstrom (Exhibit
                    10.4.2).                             (2)

         10.4.3     Frank A. Ruffo (Exhibit 10.4.3).     (2)

 10.5    Shareholders Agreement dated as of April 17,
         1995, and as amended September 27, 1995,
         among the registrant, its Founders and
         certain Investors, as defined therein
         (Exhibit 10.5).                                 (1)

 10.6    Form of Stock Purchase Agreement dated July
         31, 1995, entered into between Daniel R. Baty
         and each of Michelle A. Bickford, Jean T.
         Fukuda, James S. Keller, George T. Lenes and
         Kelly J. Price (Exhibit 10.6).                  (1)

 10.7    Series A Preferred Stock and Note Purchase
         Agreement dated as of April 17, 1995 among
         the registrant and the investors listed on
         Schedule I thereto (Exhibit 10.7).              (1)

 10.8    LA VILLITA IN PHOENIX, ARIZONA

         10.8.1     Amended and Restated Promissory
                    Note in the amount of $3,333,000
                    from the registrant to Nomura
                    Asset Capital Corporation (Exhibit
                    10.10.1).                            (1)

         10.8.2     Deed of Trust, Assignment of
                    Leases and Rents and Security
                    Agreement by the registrant,
                    as Trustor, to Old Republic Title
                    Insurance Agency, Inc., as
                    Trustee, for the use and benefit of
                    Health Care Asset Trust as
                    Beneficiary (Exhibit 10.10.2).       (1)

         10.8.3     Deed of Trust Modification
                    Agreement between the registrant
                    and Nomura Asset Capital
                    Corporation (assignee of Health
                    Care Asset Trust) (Exhibit 10.10.3). (1)

         10.8.4     Guarantee Agreement dated as of
                    June 6, 1994 by and between
                    Daniel R. Baty as Guarantor,
                    and Lender (Exhibit 10.10.4).        (1)

         10.8.5     Form of Security and Pledge
                    Agreement by the registrant and
                    Nomura Asset Capital Corporation
                    (Exhibit 10.10.5).                   (1)

         10.8.6     Guarantee Modification Agreement
                    dated as of September 28, 1995
                    by and between Daniel R. Baty
                    as Guarantor, and Lender.            (5)






 10.9    SCOTTSDALE ROYALE IN SCOTTSDALE, ARIZONA,
         VILLA OCOTILLO IN SCOTTSDALE, ARIZONA AND
         MADISON GLEN IN CLEARWATER, FLORIDA.  THE
         FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF
         THOSE EXECUTED IN CONNECTION WITH THESE
         PROPERTIES:

         10.9.1     Loan Agreement dated December 31,
                    1996 in the amount of
                    $12,275,000 by the registrant
                    ("Borrower") and Lender.             (5)

         10.9.2     Promissory Note dated December 31,
                    1996 in the amount of $6,775,000
                    between the registrant to Bank
                    United (the "Lender") with respect
                    to Madison Glen.                     (5)

         10.9.3     Promissory Note dated December 31,
                    1996 in the amount of $5,500,000
                    between the registrant to Bank
                    United (the "Lender") with respect to
                    Scottsdale Royale and Villa
                    Ocotillo.                            (5)

         10.9.4     Deed of Trust, Security Agreement,
                    Assignment of Leases and Rents,
                    and Fixture Filing (Financial
                    Statement) dated as of December 31,
                    1996, by the registrant, as
                    Trustor and debtor, to Chicago Title
                    Insurance Company, as Trustee,
                    for the benefit of the Lender,
                    Beneficiary and secured party
                    with respect to Scottsdale Royale
                    and Villa Ocotillo.                  (5)

         10.9.5     Mortgage and Security Agreement
                    between the registrant
                    ("Mortgagor") and Bank United
                    ("Mortgagee") with respect to
                    Madison Glen.                        (5)

 10.10   ROSEWOOD COURT IN FULLERTON, CALIFORNIA

         10.10.1     Lease Agreement dated March 29,
                     1996 between the registrant
                     ("Lessee") and Health Care
                     Property Investors, Inc.
                     ("Lessor") (Exhibit 10.1.1).        (3)

         10.10.2     First Amendment Lease Agreement
                     dated April 25, 1996 by and
                     between the registrant ("Lessee")
                     and Health Care Property Investors,
                     Inc. ("Lessor") (Exhibit 10.1.2).   (3)

 10.11   THE ARBOR AT OLIVE GROVE IN PHOENIX, ARIZONA

         10.11.1     Lease Agreement dated as of
                     December 27, 1995 between the
                     registrant and Health Care
                     Property Investors, Inc.
                     (Exhibit 10.12.1).                  (2)

         10.11.2     First Amended Lease Agreement
                     dated as of February 19, 1996 by
                     and between the registrant and
                     Health Care Property Investors,
                     Inc. (Exhibit 10.12.2).             (2)

 10.12   RENTON VILLA IN RENTON, WASHINGTON

         10.12.1     Lease Agreement dated as of
                     December 27, 1995 between the
                     registrant and Health Care
                     Property Investor, Inc.
                     (Exhibit 10.13.1).                  (2)

         10.12.2     First Amended Lease Agreement
                     dated as of February 19, 1996 by
                     and between the registrant and
                     Health Care Property Investors,
                     Inc. (Exhibit 10.13.2).             (2)


 10.13   SEABROOK, IN EVERETT, WASHINGTON

         10.13.1     Lease Agreement dated as of
                     December 27, 1995 between the
                     registrant and Health Care
                     Property Investor, Inc.
                     (Exhibit 10.14.1).                  (2)

         10.13.2     First Amended Lease Agreement
                     dated as of February 19, 1996 by
                     and between the registrant and
                     Health Care Property Investors,
                     Inc. (Exhibit 10.14.2).             (2)

 10.14   LAUREL LAKE ESTATES IN VOORHEES, NEW JERSEY

         10.14.1     Lease Agreement dated as of
                     December 27, 1995 between the
                     registrant and Health Care
                     Property Investor, Inc.
                     (Exhibit 10.15.1).                  (2)

         10.14.2     First Amended Lease Agreement
                     dated as of February 19, 1996 by
                     and between the registrant and
                     Health Care Property Investors,
                     Inc. (Exhibit 10.15.2).             (2)

 10.15   FLORIDA PROPERTIES (SEE BELOW)

         10.15.1     Lease Agreement dated March 15,
                     1996 between Meditrust
                     Acquisition Corporation I
                     ("Lessor") and Emeritus
                     Properties I, Inc., ("Lessee")
                     with respect to Beneva Park Club
                     (Exhibit 10.16.1).                  (2)

         10.15.2     Lease Agreement dated March 15,
                     1996 between Meditrust
                     Acquisition Corporation I
                     ("Lessor") and Emeritus
                     Properties I, Inc., ("Lessee")
                     with respect to Central Park Club
                     (Exhibit 10.16.2).                  (2)

         10.15.3     Lease Agreement dated March 15,
                     1996 between Meditrust
                     Acquisition Corporation I
                     ("Lessor") and Emeritus
                     Properties I, Inc., ("Lessee")
                     with respect to College Park Club
                     (Exhibit 10.16.3).                  (2)

         10.15.4     Lease Agreement dated March 15,
                     1996 between Meditrust
                     Acquisition Corporation I
                     ("Lessor") and ESC I, G.P., Inc.
                     ("Lessee") with respect to
                     Park Club of Brandon (Exhibit
                     10.16.4).                           (2)

         10.15.5     Lease Agreement dated March 15,
                     1996 between Meditrust
                     Acquisition Corporation I
                     ("Lessor") and Emeritus
                     Properties I, Inc., ("Lessee")
                     with respect to Park Club of Fort
                     Myers (Exhibit 10.16.5).            (2)

         10.15.6     Lease Agreement dated March 15,
                     1996 between Meditrust
                     Acquisition Corporation I
                     ("Lessor") and Emeritus Properties
                     I, Inc., ("Lessee") with respect to
                     Park Club of Oakbridge (Exhibit
                     10.16.6).                           (2)

 10.16   SUMMER WIND IN BOISE, IDAHO

         10.16.1     Lease Agreement dated as of
                     August 31, 1995 between AHP of
                     Washington, Inc. and the
                     registrant (Exhibit 10.18.1).       (1)

         10.16.2     First Amended Lease Agreement
                     dated as of December 31, 1996 by
                     and between the registrant
                     and AHP of Washington, Inc.         (5)





 10.17   SILVER PINES (FORMERLY WILLOWBROOK) IN CEDAR
         RAPIDS, IOWA

         10.17.1     Purchase and Sale Agreement
                     (including Real Estate Contract)
                     dated January 4, 1995
                     between Jabo, Ltd. ("Jabo")
                     and the registrant (Exhibit
                     10.19.1).                           (1)

         10.17.2     Assignment and Assumption
                     Agreement with respect to facility
                     leases dated as of January 17,
                     1995 by and between Jabo, as
                     Assignor, and the registrant, as
                     Assignee (Exhibit 10.19.2).         (1)

 10.18   SUNNY KNOLL IN FRANKLIN, NEW HAMPSHIRE

         10.18.1     Promissory Note dated May 1, 1995
                     in the amount of $1,100,000
                     from Lakes Region Villages,
                     L.L.C. (the "Borrower") to Sunny
                     Knoll Retirement Home, Inc.
                     (Exhibit 10.20.1).                  (1)

         10.18.2     Promissory Note dated May 1, 1995
                     in the amount of $749,331.48
                     from the Borrower to
                     Benjamin Bartley, L.L.C
                     (Exhibit 10.20.2).                  (1)

         10.18.3     Business Lease and Agreement
                     dated as of May 1, 1995, between
                     the Borrower, as Tenant and
                     Sunny Knoll Retirement Home, Inc.,
                     as Landlord (Exhibit 10.20.3).      (1)

         10.18.4     Real Estate Lease and Agreement
                     dated as of May 1, 1995 between
                     the Borrower, as Tenant and
                     Benjamin Bartley, L.L.C., as
                     Landlord (Exhibit 10.20.4).         (1)

         10.18.5     Mortgage Deed dated May 1, 1995
                     by Benjamin Bartley L.L.C., as
                     Mortgagor, to Lakes Region
                     Villages, L.L.C., as Mortgagee
                     (Exhibit 10.20.5).                  (1)

         10.18.6     Management Agreement dated as of
                     May 1, 1995 between Lakes
                     Region Villages, L.L.C. and
                     The Standish Care Company (Exhibit
                     10.20.6).                           (1)

         10.18.7     Guaranty dated May 1, 1995 by the
                     registrant, as Guarantor, to
                     Sunny Knoll Retirement Home,
                     Inc. (Exhibit 10.20.7).             (1)

 10.19   CARRIAGE HILL RETIREMENT IN BEDFORD, VIRGINIA

         10.19.1     Lease Agreement dated August 31,
                     1994 between the registrant, as
                     Tenant, and Carriage Hill
                     Retirement of Virginia, Ltd.
                     as Landlord (Exhibit 10.23.1).       (1)

         10.19.2     Supplemental Lease Agreement
                     dated September 2, 1994 (Exhibit
                     10.23.2).                            (1)










 10.20   GREEN MEADOWS COMMUNITIES

         10.20.1     Consent to Assignment of and
                     First Amendment to Asset Purchase
                     Agreement dated September 1,
                     1995 among the registrant, The
                     Standish Care Company and
                     Painted Post Partnership,
                     Allentown Personal Car General
                     Partnership, Unity Partnership,
                     Saulsbury General Partnership and
                     P. Jules Patt (collectively, the
                     "Partnerships"), together with
                     Asset Purchase Agreement dated
                     July 27, 1995 among The Standish
                     Care Company and the Partnerships
                     (Exhibit 10.24.1).                  (1)

         10.20.2     Lease Agreement dated October 19,
                     1995 between the registrant
                     and HCPI Trust with respect
                     to Green Meadows - Allentown
                     (Exhibit 10.24.2).                  (1)

         10.20.3     Lease Agreement dated October 16,
                     1995 between the registrant
                     and HCPI Trust with respect
                     to Green Meadows - Dover (Exhibit
                     10.24.3).                           (1)

         10.20.4     Lease Agreement dated October 19,
                     1995 between the registrant
                     and HCPI Trust with respect
                     to Green Meadows -  Latrobe
                     (Exhibit 10.24.4).                 (1)

         10.20.5     Lease Agreement dated October 19,
                     1995 between the registrant
                     and HCPI Trust with respect
                     to Green Meadows - Painted Post
                     (Exhibit 10.24.5).                 (1)

         10.20.6     Agreement to Provide
                     Administrative Services to an
                     Adult Home dated October 23, 1995
                     between the registrant and P.
                     Jules Patt and Pamela J. Patt
                     (Exhibit 10.24.6).                 (1)

         10.20.7     Painted Post Partners Partnership
                     Agreement dated October 1, 1995
                     (Exhibit 10.24.7).                 (1)

         10.20.8     Assignment Agreement dated
                     October 19, 1995 between the
                     registrant, HCPI Trust and
                     Health Care Property Investors,
                     Inc. (Exhibit 10.24.8).             (1)

         10.20.9     Assignment and Assumption
                     Agreement dated August 31, 1995
                     between the registrant and
                     The Standish Care Company (Exhibit
                     10.24.9).                           (1)

         10.20.10    Guaranty dated October 19, 1995 by
                     Daniel R. Baty in favor of
                     Health Care Property Investors,
                     Inc., and HCPI Trust (Exhibit
                     10.24.10).                          (1)

         10.20.11   Guaranty dated October 19, 1995 by
                    the registrant in favor of
                    Health Care Property Investors,
                    Inc. (Exhibit 10.24.11).             (1)

         10.20.12   First Amended Lease Agreement
                    dated as of December 13, 1995 by
                    and between the registrant
                    and HCPI, Trust with respect to
                    Green Meadows - Allentown.           (5)




         10.20.13   Second Amended Lease Agreement
                    dated as of February 13, 1996 by
                    and between the registrant
                    and HCPI, Trust with respect to
                    Green Meadows - Allentown.          (5)

         10.20.14   First Amended Lease Agreement
                    dated as of December 13, 1995 by
                    and between the registrant
                    and Health Care Property Investors,
                    Inc., with respect to Green
                    Meadows - Dover.                    (5)

         10.20.15   Second Amended Lease Agreement
                    dated as of February 13, 1996 by
                    and between the registrant
                    and Health Care Property Investors,
                    Inc., with respect to Green
                    Meadows - Dover.                    (5)

         10.20.16   First Amended Lease Agreement
                    dated as of December 13, 1995 by
                    and between the registrant
                    and HCPI, Trust with respect to
                    Green Meadows - Latrobe.            (5)

         10.20.17   Second Amended Lease Agreement
                    dated as of February 13, 1996 by
                    and between the registrant and
                    HCPI, Trust with respect to Green
                    Meadows - Latrobe.                  (5)

         10.20.18   First Amended Lease Agreement
                    dated as of December 13, 1995 by
                    and between the registrant
                    and Health Care Property Investors,
                    Inc., with respect to Green
                    Meadows - Painted Post.             (5)

         10.20.19   Second Amended Lease Agreement
                    dated as of June 24, 1996 by
                    and between the registrant
                    and Health Care Property Investors,
                    Inc., with respect to Green
                    Meadows - Painted Post.             (5)

         10.20.20    First Amendment to Painted Post
                     Partners Partnership Agreement
                     dated October 22, 1996 between
                     Daniel R. Baty and Raymond R.
                     Brandstrom.                        (5)

 10.21   CAROLINA COMMUNITIES

         10.21.1     Lease Agreement dated January 26,
                     1996 between the registrant
                     and HCPI Trust with respect
                     to Countryside Facility (Exhibit
                     10.23.1).                          (2)

         10.21.2     Lease Agreement dated January 26,
                     1996 between the registrant
                     and Health Care Property
                     Investors with respect to Heritage
                     Health Center Facility (Exhibit
                     10.23.2).                          (2)

         10.21.3     Management Services Agreement
                     between the registrant and
                     Servicemaster Diversified
                     Health Services, L.P. ("Manger")
                     dated June 27, 1996 (Exhibit
                     10.5.1).                           (4)

         10.21.4     Promissory Note dated as of
                     January 26, 1996 in the amount
                     of $3,991,190 from Heritage
                     Hills Retirement, Inc. ("Borrower")
                     to Health Care Property
                     Investors, Inc. ("Lender")
                     (Exhibit 10.23.4).                 (2)

         10.21.5     Loan Agreement dated January 26,
                     1996 between the Borrower
                     and the Lender (Exhibit 10.23.5).  (2)

         10.21.6     Guaranty dated January 26, 1996
                     by the registrant in favor of the
                     Borrower (Exhibit 10.23.6).        (2)


         10.21.7     Deed of Trust with Assignment of
                     Rents, Security Agreement and
                     Fixture Filing dated as of
                     January 26, 1996 by and among
                     Heritage Hills Retirement, Inc.
                     ("Grantor"), Chicago Title
                     Insurance Company ("Trustee")
                     and Health Care Property Investor,
                     Inc. ("Beneficiary") (Exhibit
                     10.23.7).                           (2)

         10.21.8     Lease Agreement dated as of
                     January 26, 1996 between the
                     registrant and Health Care
                     Property Investor, Inc. with
                     respect to Heritage Lodge Facility
                     (Exhibit 10.23.8).                  (2)

         10.21.9     Lease Agreement dated as of
                     January 26, 1996 between the
                     registrant and Health Care
                     Property Investor, Inc. with
                     respect to Pine Park Facility
                     (Exhibit 10.23.9).                  (2)

         10.21.10   Lease Agreement dated January 26,
                    1996 between the registrant and
                    HCPI Trust with respect to Skylyn
                    Facility (Exhibit 10.23.10).         (2)

         10.21.11   Lease Agreement dated January 26,
                    1996 between the registrant
                    and HCPI Trust with respect
                    to Summit Place Facility (Exhibit
                    10.23.11).                           (2)

         10.21.12   Amendment to Deed of Trust dated
                    April 25, 1996 between Heritage
                    Hills Retirement, Inc. ("Grantor"),
                    and Health Care Property Investors,
                    Inc. ("Beneficiary").                (5)

         10.21.13   First Amendment to Lease Agreement
                    dated March 29, 1996 between
                    registrant and Health Care
                    Property Investors, Inc. with
                    respect to Heritage Health Center.   (5)

 10.22   Letter of Intent dated January 31, 1996
         between the registrant and Meditrust
         Acquisition Corporation I relating to
         developments (Exhibit 10.33).                   (2)

 10.23   Letter of Intent dated January 31, 1996
         between the registrant and Meditrust
         Acquisition Corporation I relating to
         acquisitions (Exhibit 10.34).                   (2)

 10.24   Letter of Intent dated August 13, 1996
         between the registrant and Meditrust
         Acquisition Corporation I relating to
         acquisitions.                                   (5)

 10.25   Letter of Intent dated August 13, 1996
         between the registrant and Meditust
         Acquisition Corporation I relating to
         developments.                                   (5)

 10.26   DEVELOPMENT PROPERTY IN LEWISTON, IDAHO

         10.26.1  Agreement to Purchase Construction
                  Loan dated January 30, 1997
                  between RMI Capital Management
                  Co. ("Construction Lender")
                  and the registrant.                    (5)

         10.26.2  Construction Loan Agreement between
                  RMI Capital Management Co. ("Lender")
                  and Emeritus Properties II, Inc.
                  ("Borrower").                          (5)

         10.26.3  Promissory Note dated January 30,
                  1997 in the amount of $5,080,082.39
                  between RMI Capital Management Co.
                  ("Holder") and Emeritus Properties II,
                  Inc. ("Maker").                        (5)



         10.26.4  Deed of Trust, Assignment of Rents,
                  Security Agreement and
                  Financing Statement dated
                  January 30, 1997 between Emeritus
                  Properties II, Inc. ("Borrower"
                  or "Grantor"), Alliance Title &
                  Escrow Corp. ("Trustee") and RMI
                  Capital Management Co.
                  ("Beneficiary" or "Lender").           (5)

         10.26.5  Guaranty Agreement dated January 30,
                  1997 between the registrant
                  ("Guarantor") and RMI Capital
                  Management Co. ("Lender").             (5)

 10.27   Assignment, Assumption and Consent Agreement
         dated as of April 17, 1995 between the
         registrant and Columbia-Pacific Group, Inc.
         (Exhibit 10.32).                                (1)

 10.28   Convertible Debenture Agreement dated as of
         June 10, 1994 among The Standish Care Company
         and the individuals on Schedule I attatched
         thereto (Exhibit 10.33).                        (1)

 10.29   Registration Rights Agreement dated June 10,
         1994 among The Standish Care Company and
         Columbia-Pacific Group (Exhibit 10.34).         (1)

 10.30   Warrant to Purchase Common Stock of The
         Standish Care Company (Exhibit 10.35)           (1)


 10.31   DEVELOPMENT PROPERTY IN FAIRFIELD, CALIFORNIA

         10.31.1    Loan Agreement in the amount of
                    $12,800,000 dated January 10, 1997,
                    between Fairfield Retirement Center,
                    LLC ("Borrower") and the Finova
                    Capital Corporation ("Lender").      (5)

         10.31.2  Promissory Note dated January 10,
                  1997 in the amount of $12,800,000
                  between Fairfield Retirment Center,
                  LLC ("Borrower") and Finova Capital
                  Corporation ("Lender").                (5)

         10.31.3  Deed of Trust, Security Agreement,
                  Assignment of Leases and Rents
                  and Fixture Filing dated January
                  10, 1997 between Fairfield Retirement
                  Center, LLC ("Trustor"), Chicago
                  Title Company ("Trustee") and
                  Finova Capital Corporation
                  ("Beneficiary").                       (5)

         10.31.4  Guaranty Agreement dated January 10,
                  1997 between the registrant
                  ("Guarantor") and Finova
                  Capital Corporation ("Lender").        (5)

 10.32   DEVELOPMENT PROPERTY IN PUYALLUP, WASHINGTON

         10.32.1  Loan Agreement dated January 30,
                  1997, between Emeritus Properties
                  III, Inc. ("Maker") and Ocwen
                  Federal Bank FSB ("Payee").            (5)

         10.32.2  Promissory Note dated January 30,
                  1997 in the amount of $6,465,000
                  between Emeritus Properties
                  III, Inc. ("Maker") and Ocwen Federal
                  Bank, FSB ("Payee").                   (5)

         10.32.3  Deed of Trust, Security Agreement,
                  Assignment of Leases and Rents
                  and Fixture Filing dated January
                  30, 1997 between Emeritus Properties
                  III, Inc. ("Borrower"), Chicago
                  Title Insurance Company ("Trustee")
                  and Ocwen Federal Bank, FSB ("Lender").(5)



 10.33   KIRKLAND LODGE AT LAKESIDE IN KIRKLAND,
         WASHINGTON

         10.33.1     Deed of Trust, Security
                     Agreement, and Assignment
                     of Leases and Rents dated
                     June 15, 1995 among the
                     registrant, Chicago Title
                     Insurance Company and U.S.
                     Bank of Washington, National
                     Association (Exhibit 10.39.1).      (1)

         10.33.2     Construction Loan Agreement dated
                     June 15, among the registrant,
                     Daniel R. Baty and U.S. Bank
                     of Washington (Exhibit 10.39.2).    (1)

         10.33.3     Promissory Note dated June 15,
                     1995 in the amount of $4,820,000
                     from the registrant to U.S.
                     Bank of Washington, National
                     Association (Exhibit 10.39.3).      (1)

         10.33.4     Guaranty dated June 15, 1995 by
                     Daniel R. Baty in favor of U.S.
                     Bank of Washington, National
                     Association (Exhibit 10.39.4).      (1)

 10.34   THE PINES AT TEWKSBURY IN TEWKSBURY,
         MASSACHUSETTS

         10.34.1     Lease Agreement dated March 15,
                     1996 between Meditrust
                     Acquisition Corporation I
                     ("Lessor") and Emeritus Properties
                     I, Inc., ("Lessee") with respect
                     to Tewksbury (Exhibit 10.37.1).     (2)

 10.35   GARRISON CREEK LODGE IN WALLA WALLA,
         WASHINGTON, CAMBRIA  (FORMERLY CALLED
         ALHAMBRA LODGE) IN EL PASO TEXAS, AND
         SHERWOOD PLACE IN ODESSA, TEXAS.  THE
         FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF
         THOSE EXECUTED IN CONNECTION WITH THESE
         PROPERTIES:

         10.35.1  Lease Agreement dated July, August
                  and September 1996 between
                  the registrant ("Lessee") and
                  American Health Properties, Inc.
                  ("Lessor") (Exhibit 10.3.1).           (4)

         10.35.2     First Amendment to Lease
                     Agreement dated December 31, 1996
                     between the registrant ("Lessee")
                     and AHP of Washington, Inc.,
                     ("Lessor").                         (5)

 10.36   COBBLESTONE AT FAIRMONT IN MANASSAS, VIRGINIA

         10.36.1     Loan Agreement effective as of
                     October 26, 1995 between the
                     registrant and Health Care
                     REIT, Inc. (Exhibit 10.42.1).       (1)

         10.36.2     Deed of Trust, Security
                     Agreement, Assignment of Leases
                     and Rents and Fixture Filing dated
                     as of October 26, 1995 by the
                     registrant to Health Care REIT,
                     Inc. (Exhibit 10.42.2).             (1)

         10.36.3     Note dated October 26, 1995 from
                     the registrant to Health Care REIT,
                     Inc. (Exhibit 10.42.3).             (1)

         10.36.4     Unconditional and Continuing
                     Guaranty dated as of October 26,
                     1995 by Daniel R. Baty in favor
                     of Health Care REIT, Inc. (Exhibit
                     10.42.4).                           (1)




 10.37   ROSEWOOD COURT IN FULLERTON, CALIFORNIA, THE
         ARBOR AT OLIVE GROVE IN PHOENIX, ARIZONA,
         RENTON VILLA IN RENTON, WASHINGTON, SEABROOK
         IN EVERETT, WASHINGTON AND LAUREL LAKE
         ESTATES IN VOORHEES, NEW JERSEY.  THE
         FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF
         THOSE EXECUTED IN CONNECTION WITH THESE
         PROPERTIES:

         10.37.1     Second Amended Lease Agreement
                     dated as of December 30, 1996 by
                     and between the registrant and
                     Health Care Property Investors,
                     Inc.                                (5)

 10.38   VICTORIAN MANOR IN SAN FRANCISCO, CALIFORNIA

         10.38.1     Assignment of Purchase Rights and
                     Option Agreement dated September
                     30, 1995 between the registrant
                     and Daniel R. Baty (Exhibit
                     10.44.1).                           (1)

         10.38.2     Agreement of Purchase and Sale
                     dated July 1995 between Union
                     Bank and the registrant
                     (Exhibit 10.44.2).                  (1)

 10.39   DEVELOPMENT PROPERTY IN WACO AND LONGVIEW,
         TEXAS

         10.39.1     Construction Loan Letter
                     Agreement dated September 12,
                     1995 between the registrant and
                     Fleet National Bank, as amended
                     on November 30, 1995 (Exhibit
                     10.42.1).                           (2)

 10.40   COOPER GEORGE PARTNERS LIMITED PARTNERSHIP

         10.40.1     Agreement of Cooper George
                     Partners Limited Partnership
                     dated August 7, 1995 between
                     Emeritus Real Estate IV, L.L.C.
                     ("General Partner") and Bella
                     Torre De Pisa Limited Partnership
                     ("Limited Partner") (Exhibit
                     10.43.1).                          (2)

         10.40.2     Construction Loan Agreement dated
                     December 12, 1995 between Cooper
                     George Partners Limited
                     Partnership (" Borrower") and
                     Intervest-Mortgage Investment
                     Company ("Lender") (Exhibit
                     10.43.2).                          (2)

         10.40.3     Promissory Note dated December
                     1995 between Cooper George
                     Partners Limited Partnership
                     ("Maker") and the Lender (Exhibit
                     10.43.3).                          (2)

         10.40.4     Guaranty dated December 1995 by
                     Daniel R. Baty and Pamela D.
                     Baty ("Guarantor") in favor
                     of the Lender (Exhibit 10.43.4).   (2)

         10.40.5     Deed of Trust, Assignment of
                     Rents and Security Agreement
                     dated December 1995 between
                     Cooper George Partners Limited
                     Partnership ("Grantor"), First
                     American Title Insurance Company
                     ("Trustee") and Intervest-Mortgage
                     Investment Company ("Beneficiary")
                     (Exhibit 10.43.5).                 (2)

 10.41   Registration Rights Agreement dated February
         8, 1996 with respect to the registrant's
         6.25% Convertible Subordinated Debentures
         due 2006 (Exhibit 10.44).                      (2)



 10.42   Registration Rights Agreement dated February
         8, 1996 with respect to the registrant's
         6.25% Convertible Subordinated Debentures
         due 2006 (Exhibit 10.45).                      (2)

 10.43   DEVELOPMENT PROPERTIES IN BEAUMONT, TEXAS,
         MIDLAND, TEXAS, LUBBOCK, TEXAS, AMARILLO,
         TEXAS, CLARKSVILLE, TENNESSEE, WICHITA FALLS
         IN WICHITA FALLS, TEXAS AND SAN ANGELO IN SAN
         ANGELO, TEXAS.  THE FOLLOWING AGREEMENTS ARE
         REPRESENTATIVE OF THOSE EXECUTED IN
         CONNECTION WITH THESE PROPERTIES:

         10.43.1  Lease Agreement dated April and July
                  1996 between ESC I, L.P. ("Lessee")
                  and Meditrust Acquisition Corporation
                  I ("Lessor") (Exhibit 10.2.1).        (3)

         10.43.2  Leasehold Improvement Agreement
                  dated April 15, 1996 between
                  Meditrust Acquisition
                  Corporation I ("Lessor") and
                  ESC I, L.P. ("Lessee") (Exhibit
                  10.2.2).                              (3)

 10.44   BARRINGTON PLACE IN LECANTO, FLORIDA AND
         SPRINGTREE IN SUNRISE, FLORIDA.  THE
         FOLLOWING AGREEMENT IS REPRESENTATIVE OF
         THOSE EXECUTED IN CONNECTION WITH THESE
         PROPERTIES:

         10.44.1  Lease Agreement dated May 1, 1996
                  between Emeritus Properties I,
                  Inc. ("Lessee") and Meditrust
                  Acquisition Corporation I
                  ("Lessor") (Exhibit 10.3.1).          (3)

 10.45   LAUREL PLACE (FORMERLY GOLDEN PARK) IN SAN
         BERNARDINO, CALIFORNIA

         10.45.1  Purchase and Sale Agreement dated
                  January 24, 1996 between Western
                  Biologics Inc., ("Seller"), Nancy
                  F. Feinstein and Jay L. Feinstein
                  ("Seller") and the registrant
                  ("Purchaser") (Exhibit 10.4.1).       (3)

 10.46   LAKEWOOD INN IN COEUR D'ALENE, IDAHO,
         EVERGREEN LODGE (FORMERLY THE WOODWAY INN) IN
         FEDERAL WAY, WASHINGTON, GREENVILLE IN
         GREENVILLE, SOUTH CAROLINA, GRAND TERRACE IN
         GRAND TERRACE, CALIFORNIA, RIDGE WIND IN
         CHUBBOCK, IDAHO AND OCEAN SHORES IN OCEAN
         SHORES, WASHINGTON.  THE FOLLOWING AGREEMENT
         IS REPRESENTATIVE OF THOSE EXECUTED IN
         CONNECTION WITH THESE PROPERTIES:

         10.46.1  Lease Agreement dated April and June
                  1996 between Emeritus Properties I,
                  Inc. ("Lessee") and Meditrust
                  Acquisition Corporation I ("Lessor")
                  (Exhibit 10.5.1).                     (3)









 10.47   LAKEWOOD INN IN COEUR D' ALENE, IDAHO,
         GREENVILLE IN GREENVILLE, SOUTH CAROLINA AND
         OCEAN SHORES IN OCEAN SHORES, WASHINGTON.
         THE FOLLOWING AGREEMENT IS REPRESENTATIVE OF
         THOSE EXECUTED IN CONNECTION WITH THESE
         PROPERTIES:

         10.47.1  Leasehold Improvement Agreement
                  dated April and June 1996 between
                  Meditrust Acquisition Corporation
                  I ("Lessor") and Emeritus
                  Properties I ("Lessee")
                  (Exhibit 10.6.1).                      (3)

 10.48   DEVELOPMENT PROPERTY IN BOZEMAN, MONTANA

         10.48.1  Agreement to Purchase Construction
                  Loan dated May 30, 1996
                  between RMI Capital Management
                  Co. ("Construction Lender")
                  and Emeritus Corporation
                  (Exhibit 10.7.1).                       (3)

         10.48.2  Construction Loan Agreement between
                  RMI Capital Management Co.
                  ("Lender") and Emeritus Properties
                  II, Inc. ("Borrower") (Exhibit
                  10.7.2).                                (3)

         10.48.3  Promissory Note dated May 30, 1996
                  in the amount of $4,695,000
                  between RMI Capital Management
                  Co. ("Holder") and Emeritus
                  Properties II, Inc. ("Maker")
                  (Exhibit 10.7.3).                       (3)

         10.48.4  Security Agreement dated May 30,
                  1996 between Emeritus
                  Properties II, Inc. ("Debtor")
                  and RMI Capital Management Co.
                  ("Secured Party") (Exhibit
                  10.7.4).                                (3)

         10.48.5  Deed of Trust, Assignment of Rents,
                  Security Agreement and Financing
                  Statement dated May 30, 1996
                  between Emeritus Properties II,
                  Inc. ("Borrower" or "Grantor"),
                  American Land Title Company
                  ("Trustee") and RMI Capital
                  Management Co. ("Beneficiary" or
                  "Lender") (Exhibit 10.7.5).             (3)

         10.48.6  Guaranty Agreement dated May 30,
                  1996 between Emeritus Corporation
                  ("Guarantor") and RMI Capital
                  Management Co. ("Lender") (Exhibit
                  10.7.6).                                (3)

 10.49   Office Lease Agreement dated April 29, 1996
         between Martin Selig ("Lessor") and the
         registrant ("Lessee") (Exhibit 10.8).            (3)

 10.50   THE LODGE AT MAINLANDS IN PINELLAS PARK,
         FLORIDA, COLONIAL PARK CLUB IN SARASOTA,
         FLORIDA, FAIRHAVEN ESTATES IN BELLINGHAM,
         WASHINGTON, HIGHLAND HILLS IN POCATELLO,
         IDAHO AND ANDERSON PLACE IN ANDERSON, SOUTH
         CAROLINA.  THE FOLLOWING AGREEMENTS ARE
         REPRESENTATIVE OF THOSE EXECUTED IN
         CONNECTION WITH THESE PROPERTIES:

         10.50.1  Lease Agreement dated August and
                  October 1996 between Emeritus
                  Properties I, Inc. ("Lessee")
                  and Meditrust Acquisition
                  Corporation I ("Lessor") (Exhibit
                  10.1.1).                                (4)




 10.51   COLONIAL PARK CLUB IN SARASOTA, FLORIDA.

         10.51.1  Leasehold Improvement Agreement
                  dated August 21, 1996 between
                  Emeritus Properties I, Inc.
                  ("Lessee") and Meditrust
                  Acquisition Corporation I
                  ("Lessor") (Exhibit 10.2.1).          (4)

 10.52   COLONIE MANOR IN LATHAM, NEW YORK, BASSETT
         MANOR IN WILLIAMSVILLE, NEW YORK, WEST SIDE
         MANOR IN LIVERPOOL, NEW YORK, BELLEVUE MANOR
         IN SYRACUSE, NEW YORK, PERINTON PARK MANOR IN
         FAIRPORT, NEW YORK, BASSETT PARK MANOR IN
         WILLIAMSVILLE, NEW YORK, WOODLAND MANOR IN
         VESTAL, NEW YORK, EAST SIDE MANOR IN
         FAYETTEVILLE, NEW YORK AND WEST SIDE MANOR IN
         ROCHESTER, NEW YORK.  THE FOLLOWING AGREEMENT
         IS REPRESENTATIVE OF THOSE EXECUTED IN
         CONNECTION WITH THESE PROPERTIES:

         10.52.1  Lease Agreement dated September 1,
                  1996 between Philip Wegman
                  ("Landlord") and Painted Post
                  Partners ("Tenant") (Exhibit 10.4.1).  (4)

         10.52.2  Management Services Agreement dated
                  September 2, 1996 between the
                  registrant and Painted Post
                  Partners ("Operator") (Exhibit
                  10.4.2).                               (4)

 10.53   CAMLU IN COUER D'ALENE, IDAHO

         10.53.1  Management Serviced Agreement
                  between the Registrant ("Manager")
                  and Columbia House, LLC ("Lessee")
                  dated November 1, 1996 (Exhibit
                  10.6.1).                               (4)

 10.54   THE HEARTHSTONE IN MOSES LAKE, WASHINGTON

         10.54.1  Purchase and Sale Agreement dated
                  August 20, 1996 between the
                  registrant ("Purchaser") and
                  Hearthstone-5K Family Limited
                  Partnership ("Seller") (Exhibit
                  10.7.1).                               (4)

         10.54.2  Loan Agreement dated October 30,
                  1996 between the registrant and
                  Washington Mutual Bank ("Holder")
                  (Exhibit 10.7.2).                      (4)

         10.54.3  Deed of Trust, Security Agreement,
                  Assignment of Leases and
                  Rents and Fixture Filing dated
                  October 30, 1996 by the registrant
                  ("Grantor"), Chicago Title
                  Insurance Company ("Trustee"), and
                  Washington Mutual Bank
                  ("Beneficiary") (Exhibit 10.7.3).      (4)

         10.54.4    First Amendment to Purchase and
                    Sale Agreement dated November 1,
                    1996 between the registrant
                    ("Purchaser") and Hearthstone-5K
                    Family  Limited Partnership
                    ("Seller").                          (5)

         10.54.5    Promissory Note dated October 30,
                    1996 in the amount of $4,160,000
                    between the registrant and
                    Washington Mutual Bank ("Holder").   (5)

 10.55   VICKERY TOWERS (FORMERLY BELMONT TOWERS) IN
         DALLAS, TEXAS

         10.55.1   Promissory Note dated November 26,
                   1996 in the amount of $17,000,000
                   between ESC II, L.P. ("Maker")
                   and GMAC Commercial Mortgage
                   Corporation ("Payee").                (5)


         10.55.2   Construction Loan Agreement dated
                   November 26, 1996 by ESC II,
                   L.P., (Borrower) and GMAC
                   Commercial Mortgage Corporation
                   ("Lender").                           (5)

         10.55.3   Deed of Trust, Mortgage and
                   Security Agreement dated as of
                   of November 26, 1996 by ESC
                   II, L.P. ("Grantor") to Andrew D.
                   Rocker, Trustee.                      (5)

         10.55.4  Guaranty Agreement dated November
                  26, 1996 between Emeritus
                  Corporation ("Guarantor" and
                  GMAC Commercial Mortgage
                  Corporation ("Creditor").              (5)

 10.56   CONCORDE IN LAS VEGAS, NEVADA

         10.56.1  Purchase and Sale Agreement dated
                  July 9, 1996 between the
                  registrant ("Purchaser") and
                  Sunday Estates, Inc. ("Seller").       (5)

         10.56.2  First Amendment to Purchase and
                  Sale Agreement dated July 11, 1996
                  between the registrant the
                  Seller.                                (5)

         10.56.3  Promissory Note dated November 18,
                  1996 in the amount of $4,000,000
                  between the registrant ("Maker")
                  and Sunday Estates, Inc. ("Payee").    (5)

         10.56.4  All-Inclusive Deed of Trust and
                  Assignment of Rents dated November
                  18, 1996 between the registrant
                  ("Trustor"), Fidelity National Title
                  Agency of Nevada, Inc. ("Trustor")
                  and Sunday Estates, Inc.,
                  ("Beneficiary").                       (5)

         10.56.5  Addendum to All-Inclusive Deed
                  of Trust and Assignment of Rents
                  dated November 18, 1996 between
                  the Trustor and the ("Beneficiary").   (5)

 10.57   DEVELOPMENT PROPERTIES IN HUTCHINSON, KANSAS
         AND RIDGELAND, MISSISSIPPI. THE FOLLOWING
         AGREEMENTS ARE REPRESENTATIVE OF THOSE
         EXECUTED IN CONNECTION WITH THESE PROPERTIES:

         10.57.1  Lease Agreement dated March 1996
                  between Emeritus Properties I,
                  Inc. ("Lessee") and Meditrust
                  Acquisition Corporation I ("Lessor").  (5)

         10.57.2  Leasehold Improvement Agreement
                  dated March 1996 between
                  Meditrust Acquisition
                  Corporation I ("Lessor") and
                  Emeritus Properties I, Inc.            (5)

 10.58   DEVELOPMENT PROPERTIES IN AUBURN,
         MASSACHUSETTS, LOUISVILLE, KENTUCKY AND ROCKY
         HILL, CONNECTICUT.  THE FOLLOWING AGREEMENTS
         ARE REPRESENTATIVE OF THOSE EXECUTED IN
         CONNECTION WITH THESE PROPERTIES:

         10.58.1  Lease Agreement dated February 1996
                  between the registrant ("Lessee")
                  and LM Auburn Assisted Living
                  LLC, and LM Louisville Assisted
                  Living LLC, ("Landlords") with
                  respect to the development
                  properties in Auburn and
                  Louisville.                           (5)


         10.58.2     Amended and Restated Lease
                     Agreement dated February 26, 1996
                     between the registrant
                     ("Lessee") and LM Rocky Hill
                     Assisted Living Limited Partnership,
                     ("Landlord") with respect to the
                     development property in Rocky Hill. (5)

         10.58.3  Lease Agreement dated October 10,
                  1996 between the registrant
                  ("Lessee") and LM Chelmsford
                  Assisted Living LLC, ("Landlord")
                  with respect to the development
                  property in Boston.                     (5)

         10.58.4   Promissory Note in the amount of
                   $1,255,000 dated December 1996
                   between the registrant
                   ("Lender") and LM Auburn Assisted
                   Living LLC, ("Borrower") with respect
                   to the development property in Auburn.  (5)

         10.58.5  Promissory Note in the amount of
                  $1,450,000 dated January 1997
                  between the registrant ("Lender")
                  and LM Louisville Assisted Living
                  LLC, ("Borrower") with respect
                  to the development property in
                  Louisville.                              (5)

         10.58.6  Promissory Note in the amount of
                  $1,275,000 dated January 1997
                  between the registrant
                  ("Lender") and LM Rocky Hill Assisted
                  Living Limited Liability Partnership,
                  ("Borrower") with respect to the
                  development property in Rocky Hill.      (5)

         10.58.7  Promissory Note in the amount of
                  $300,000 dated January 1997
                  between the registrant ("Lender")
                  and LM Chelmsford Assisted Living
                  LLC, ("Borrower") with respect
                  to the development property in Boston.   (5)

 10.59   BENEVA PARK CLUB, CENTRAL PARK VILLAGE,
         COLLEGE PARK CLUB, PARK CLUB BRANDON, PARK
         CLUB FORT MYERS AND PARK CLUB OAKBRIDGE, THE
         PINES AT TEWKSBURY AND THE TERRACE.  THE
         FOLLOWING DOCUMENTS ARE REPRESENTATIVE OF
         THOSE EXECUTED IN CONNECTION WITH THESE
         PROPERTIES:

         10.59.1  First Amendment to Facility Lease
                  dated December 31, 1996 between
                  Meditrust Acquisition
                  Corporation I  ("Lessor") and Emeritus
                  Properties I, Inc. ("Lessee").           (5)

         10.59.2    Amended and Restated Memorandum of
                    Lease dated December 31, 1996 between
                    Meditrust Acquisition Corporation I
                    ("Lessor") and Emeritus Properties I,
                    Inc. ("Lessee").                       (5)

 10.60   EVERGREEN LODGE IN FEDERAL WAY, WASHINGTON

         10.60.1  First Amendment to Facility Lease
                  dated December 31, 1996 between
                  Meditrust Acquisition Corporation
                  I  ("Lessor") and Emeritus
                  Properties I, Inc. ("Lessee").

         10.60.2  Amended and Restated Memorandum of
                  Lease dated December 31, 1996
                  between Meditrust Acquisition
                  Corporation I  ("Lessor") and
                  Emeritus Properties I, Inc.
                  ("Lessee").                            (5)

 21.1    Subsidiaries of the registrant.                 (5)

 23.1    Consent of KPMG Peat Marwick LLP                (5)


 27.1    Financial Data Schedule.                        (5)


  (1) Incorporated by reference to the indicated exhibit filed with the Company's Registration
         Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.

  (2) Incorporated by reference to the indicated exhibit filed with the Company's Annual
         Report on Form 10-K (File No. 1-14012) on
         March 29, 1996.

  (3) Incorporated by reference to the indicated exhibit filed with the Company's Second
         Quarter Report on Form 10-Q (File No. 1-
         14012) on August 14, 1996.

  (4) Incorporated by reference to the indicated exhibit filed with the Company's Third
         Quarter Report on Form 10-Q (File No. 1-
         14012) on November 14, 1996.

  (5)    Filed herewith.

                         SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    March 28, 1997
                                        EMERITUS CORPORATION
                                                (Registrant)


                                          /s/ Daniel R. Baty
                                        --------------------
        Daniel R. Baty, Chief Executive Officer and Director


                                   /s/ Raymond R. Brandstrom
                                        --------------------
 Raymond R. Brandstrom, Chief Operating Officer and Director


                                          /s/ Kelly J. Price
                                        --------------------
 Kelly J. Price, Chief Financial Officer and Vice President,
                                                     Finance


                                         /s/ James S. Keller
                                        --------------------
      James S. Keller, Controller and Director of Accounting
                              (Principal Accounting Officer)


                                           /s/ Tom A. Alberg
                                        --------------------
                                     Tom A. Alberg, Director


                                          /s/ Patrick Carter
                                        --------------------
                                    Patrick Carter, Director


                                       /s/ William E. Colson
                                        --------------------
                                 William E. Colson, Director


                                            /s/ Motoharu Iue
                                         -------------------
                                      Motoharu Iue, Director




                             75

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page No.
                                                          --------
Independent Auditors' Report............................    F-2

Consolidated Balance Sheets as of December 31, 1995 and
   1996.................................................    F-3

Consolidated Statements of Operations for the years
   ended December 31, 1994, 1995 and 1996...............    F-4

Consolidated Statements of Shareholders' Equity
   (Deficit) for the years ended December 31,
   1994, 1995 and 1996..................................    F-5

Consolidated Statements of Cash Flows for the years
   ended December 31, 1994, 1995 and 1996...............    F-6

Notes to Consolidated Financial Statements..............    F-8

                INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Emeritus Corporation:

     We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP



Seattle, Washington
February 21, 1997

                    EMERITUS CORPORATION
                 CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)

                           ASSETS

                                                        December 31,
                                                    --------------------
                                                       1995       1996
                                                     --------   ---------
Current assets:
  Cash and cash equivalents......................... $  9,507     $ 23,039
  Current portion of restricted deposits............    1,025          934
  Trade accounts receivable.........................      212        1,713
  Other receivables.................................      876        1,292
  Inventory.........................................      131          292
  Prepaid expenses and other current assets.........      828        2,977
  Investment securities available for sale..........    2,825        2,152
                                                     --------   ----------
          Total current assets......................   12,579       32,399

Property and equipment, net.........................   81,041       99,590
Property held for development.......................   14,111        6,356
Notes receivable from and investments in affiliates.      644        2,464
Restricted deposits, less current portion...........    1,537        6,875
Lease acquisition costs, net........................    1,662        8,127
Other assets, net...................................    1,236        2,227
                                                     --------   ----------
          Total assets.............................. $115,635     $158,038
                                                     ========   ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings............................. $    520           -
  Current portion of long-term debt.................      352        5,816
  Trade accounts payable............................    4,249        4,707
  Construction advances - leased communities........       -         6,387
  Employee compensation and benefits................    1,037        3,071
  Accrued interest..................................      402        1,120
  Other accrued expenses............................    1,557          778
  Other current liabilities.........................      371          763
                                                     --------   ----------
          Total current liabilities.................    8,488       22,642

Security deposits...................................      740        1,014
Other long-term liabilities.........................      242        3,740
Deferred gain on sale of communities................    2,227        9,433
Deferred income.....................................       -           843
Convertible debentures..............................       -        32,000
Long-term debt, less current portion................   66,814       60,260
                                                     --------   ----------
          Total liabilities.........................   78,511      129,932
                                                     --------   ----------
Minority interests..................................    2,229        1,918
Shareholders' equity:
 Preferred stock, $.0001 par value.  Authorized
  5,000,000 shares; no shares issued and
  outstanding.......................................       -            -
 Common stock, $.0001 par value. Authorized
  40,000,000 shares;  issued and outstanding
  11,000,000 shares at December 31, 1995 and
  1996...............................................       1            1
 Additional paid-in capital..........................  44,910       44,787
 Unrealized gain on investment securities............     400           18
 Accumulated deficit................................. (10,416)     (18,618)
                                                     --------   ----------
          Total shareholders' equity.................  34,895       26,188
Commitments, contingencies and subsequent event......
                                                     --------   ----------
          Total liabilities and shareholders'equity..$115,635     $158,038
                                                     ========   ==========


See accompanying Notes to Consolidated Financial Statements.

                    EMERITUS CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share data)

                                              Years Ended December 31,
                                           ------------------------------
                                             1994       1995       1996
                                           ---------  ---------  ---------
Revenues:

  Rent.................................... $ 4,109    $18,733    $64,143
  Service fees............................     300      2,544      4,783
                                           ---------  ---------  ---------
          Total operating revenues........   4,409     21,277     68,926
                                           ---------  ---------  ---------
Expenses:
  Community operations....................   3,365     15,864     48,900
  General and administrative..............     626      2,630      6,158
  Depreciation and amortization...........     528      2,800      3,122
  Rent....................................     242      1,138     16,114
                                           ---------  ---------  ---------
          Total operating expenses........   4,761     22,432     74,294
                                           ---------  ---------  ---------
           Loss from operations...........    (352)    (1,155)    (5,368)
                                           ---------  ---------  ---------
Other income (expense):
  Interest income.........................      -         355      1,236
  Interest expense on debt payable to
    affiliates............................    (485)    (1,802)        -
  Other interest expense..................    (579)    (3,904)    (4,018)
  Write-down of note receivable from
    affiliate.............................      -      (1,002)        -
  Other, net..............................     (16)      (179)       (52)
                                           ---------  ---------  ---------
          Net other expense...............  (1,080)    (6,532)    (2,834)
                                           ---------  ---------  ---------
          Loss before extraordinary
             item.........................  (1,432)    (7,687)    (8,202)
                                           ---------  ---------  ---------

Extraordinary loss on extinguishment of
    debt..................................      -       (1,267)       -
                                           ---------  ---------  ---------
          Net loss........................ $(1,432)    $(8,954)   $(8,202)
                                           =========  =========  =========
  Loss per share before extraordinary
    item..................................               (0.95)     (0.75)

  Extraordinary loss......................               (0.16)        -
                                                      ---------  ---------

  Net loss per share......................             $ (1.11)   $ (0.75)
                                                      =========  =========

Weighted average number of common shares
    outstanding...........................               8,062      11,000
                                                      =========  =========

See accompanying Notes to Consolidated Financial Statements.

                    EMERITUS CORPORATION
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              (In thousands, except share data)



                                                                     Unrealized
                    Preferred stock       Common stock               gain (loss)
                   -----------------   -----------------  Additional     on                         Total
                     Number             Number             paid-in   investment   Accumulated    shareholders'
                   of shares  Amount   of shares  Amount   capital   securities     deficit    equity (deficit)
                   ---------  ------   ---------  ------  ---------- ----------   -----------  ----------------
Balances at
  December 31, 1993    -      $ -       3,542,000  $ -      $ -       $ -          $     (30)      $   (30)

Net loss for the
  year ended
  December 31,
  1994.............    -        -           -        -        -         -             (1,432)        (1,432)
                   ---------   ------  ----------  ------  ---------- ----------  ------------  ---------------
Balances at
  December 31, 1994    -        -       3,542,000    -        -         -             (1,462)        (1,462)

Sale of preferred
  stock............  4,158,000  -           -        -      1,080       -                  -          1,080

Conversion of
  preferred stock
  to common stock.. (4,158,000) -       4,158,000    -        -         -                  -             -

Sale of common
  stock, net of
  issue costs of
  $5,670...........     -       -       3,300,000    1     43,830       -                  -          43,831

Unrealized gain
  on investment
  securities.......     -       -            -       -        -         400                -             400

Net loss for the
  year ended
  December 31,
  1995.............     -       -            -       -        -          -            (8,954)         (8,954)
                   ---------   -------  ---------- ------  ----------  ---------  ------------   ---------------
Balances at
December 31, 1995       -       -       11,000,000   1      44,910      400          (10,416)         34,895

Common stock
  issue costs.......    -       -            -       -        (123)      -                 -            (123)

Unrealized loss
  on investment
  securities........    -       -            -       -         -        (382)              -            (382)

Net loss for the
  year ended
  December 31,
  1996..............    -       -            -       -         -         -            (8,202)         (8,202)
                    --------   -------  ---------- ------  ----------  ---------  ------------   ---------------
Balances at
  December 31, 1996     -     $ -       11,000,000  $1     $44,787     $  18        $(18,618)        $26,188
                    ========   =======  ========== ======  ==========  =========  ============   ===============









See accompanying Notes to Consolidated Financial Statements.

                    EMERITUS CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)

                                                 Years Ended December 31,
                                               ---------------------------
                                                    1994       1995        1996
                                                ----------  ---------  ---------
Cash flows from operating activities:
  Net loss....................................   $ (1,432)  $ (8,954)  $ (8,202)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:

     Minority interests in net loss...........        (44)       (21)      (311)
     Gain on sale of securities...............          -          -       (325)
     Depreciation and amortization............        528      2,800      3,122
     Amortization of lease acquisition costs..          -          -        519
     Amortization of deferred gain and
       income.................................          -          -     (1,254)
     Equity in losses of affiliates...........         60        150          6
     Write-off of development costs...........          -          -        279
     Changes in operating assets and liabilities:
       Trade accounts receivable..............        (41)      (152)    (1,501)
       Other receivables......................          -       (876)      (416)
       Inventory..............................        (25)      (102)      (161)
       Prepaid expenses and other current
         assets...............................        (33)      (775)    (2,332)
       Other assets...........................       (493)    (3,398)      (420)
       Trade accounts payable.................        791      3,433        458
       Employee compensation and benefits.....        170        849      2,034
       Accrued interest.......................        442        (73)       718
       Other accrued expenses.................        146      1,403       (779)
       Other current liabilities..............        115        256        392
       Security deposits......................         70        670        274
       Other long-term liabilities............          -          -      2,467
                                                ----------  ----------  --------
             Net cash provided by (used in)
               operating activities...........        254     (4,790)    (5,432)
                                                ----------  ----------  --------
Cash flows from investing activities:
  Acquisition of property and equipment.......    (14,438)    (62,987)  (36,650)
  Acquisition of property held for
   development................................     (1,895)    (15,418)  (30,069)
  Proceeds from sale of property and
   equipment..................................          -      11,554    73,290
  (Purchase)/sale of investment securities,
   net........................................          -      (2,425)      616
  Construction advances - leased communities..          -           -    43,411
  Construction expenditures - leased
   communities................................          -           -   (37,024)
  Advances to affiliates......................        (700)      (139)     (876)
  Repayments of advances by affiliates........          -           -       800
  Acquisition of businesses and partnership
   interests..................................        (275)      (604)   (6,089)
                                                -----------  ----------  -------
             Net cash provided by (used in)
               investing activities...........     (17,308)   (70,019)    7,409
                                                -----------  ----------   ------


See accompanying Notes to Consolidated Financial Statements.


                    EMERITUS CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                       (In thousands)

Cash flows from financing activities:
  Restricted deposits.........................           -      (1,025)  (6,247)
  Proceeds from (repayment of) short-term
   borrowings, net............................       1,100       6,272     (520)
  Proceeds from long-term borrowings..........      17,591      78,886   64,356
  Repayment of long-term borrowings...........      (1,196)    (44,276) (69,977)
  Debt issue and other financing costs........        (247)       (672)  (6,554)
  Proceeds from sale of common stock..........           -      43,831        -
  Proceeds from sale of preferred stock.......           -       1,080        -
  Proceeds from issuance of convertible
    debentures................................           -           -   30,620
  Other.......................................           -           -     (123)
                                                -----------  ---------- --------
             Net cash provided by financing
               activities.....................      17,248      84,096   11,555
                                                -----------  ----------- -------
             Net increase in cash and cash
               equivalents....................         194       9,287   13,532

Cash and cash equivalents at beginning of
  year........................................          26         220    9,507

                                                -----------  ----------- -------
Cash and cash equivalents at end of
  year........................................    $    220     $ 9,507  $23,039
                                                ===========  =========== =======

Supplemental disclosure of cash flow
  information-cash paid during
  the year for interest........................   $    732     $ 5,468  $ 3,300

Noncash investing and financing activities-
  acquisition of business and majority interest
  in a partnership:
    Assets acquired............................   $   3,171    $  5,025 $11,215
    Liabilities assumed........................       3,077       2,800   7,042
Transfer of property held for development to
  property and equipment.......................           -       4,200  22,500



















See accompanying Notes to Consolidated Financial Statements.

                    EMERITUS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Emeritus Corporation (the "Company") is a long-term-care services company focused on operating residential-style assisted-living communities throughout the United States. The Company also provides management services to third party owners of assisted-living communities the revenue from which is included in service fees. The Company was incorporated on July 28, 1993.

 BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of a managed partnership have been consolidated where the Company maintains effective control over the partnership's assets and operations, not withstanding a lack of technical majority ownership of the partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied.
Service fees paid by residents for assisted-living and other related services are recognized in the period services are rendered.

     CASH AND CASH EQUIVALENTS

     All short-term investments with a maturity at date of purchase of three months or less are considered to be cash equivalents.

     INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market (replacement cost).

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 40 years; furniture and equipment and vehicles, 5 to 7 years;
leasehold improvements, over the lesser of the estimated useful life or the lease term.

     For long-lived assets, including property and equipment, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets' reported net book values. The carrying values of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the assets may not be recoverable.

    INVESTMENTS

     Investment securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of any related tax effect, are excluded from results of operations and are reported as a separate component of shareholders' equity.

     Investments in 20% to 50% owned affiliates where control does not exist are accounted for under the equity method. Investments in less than 20% owned entities where
FAS 115 is not applicable, are accounted for under the cost method.

     INTANGIBLE ASSETS

     Intangible assets, which are included in other assets, are comprised of deferred financing and community pre-opening costs. Deferred financing costs are amortized using a method which approximates the effective interest method over the term of the related debt. Community pre-opening costs are amortized using the straight-line method over 18 months.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     INCOME TAXES

     Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     RESTRICTED DEPOSITS AND  CONSTRUCTION ADVANCES - LEASED
     COMMUNITIES

     Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REIT") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company.

     In January 1996, the Company entered into a letter of intent with a REIT relating to sale/leaseback financing of $100 million for newly developed facilities and, in September 1996, the Company entered into a similar arrangement with a REIT for an additional $100 million financing for newly developed facilities. As part of this arrangement, the Company manages and oversees the development of projects owned by this REIT. Upon completion of the projects, the Company will lease the facilities from the REIT under operating lease agreements. Approximately $131.5 million of such financing remains available to the Company. At December 31, 1996, the REIT advanced funds in excess of amounts expended on the development projects which have been classified as construction advances - leased communities.

     DEFERRED GAIN ON SALE OF COMMUNITIES

     Deferred gain on sale of communities represents gains on sale/leaseback transactions which are deferred and amortized using the straight-line method over the lives of the associated leases. The Company has no continuing involvement in communities which it has sold and leased back outside of operating the community.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     COMMUNITY OPERATIONS

     Community operations represent direct costs incurred to operate the communities and include costs such as activities for the residents, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes and licenses.

     STOCK-BASED COMPENSATION

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in measuring compensation costs for its stock option plans.
The Company discloses pro forma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock-Based Compensation.

     NET LOSS PER SHARE

     Net loss per weighted average common share is calculated based on the weighted average number of outstanding common shares and dilutive common share equivalents. Common share equivalents include unexercised employee stock options. Common share equivalents and the 6.25% Convertible Subordinate Debentures have been excluded from the calculation in 1996 as they are antidilutive.

     Preferred shares convertible into common shares issued during the 12 months immediately preceding the date of the Company's initial public offering at a price less than the initial public offering price have been included in the calculation of common shares as if they were outstanding for all periods presented prior to the initial public offering, including loss years where the impact of the incremental shares is antidilutive, using the treasury stock method.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     RECLASSIFICATIONS

     Certain reclassifications of the 1994 and 1995 amounts have been made to conform to the 1996 presentation.

(2) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                     December 31,
                                   -----------------
                                    1995      1996
                                   -------  --------
                                    (In thousands)
Land and improvements............. $ 7,322   $ 7,826
Buildings and improvements........  63,363    65,367
Furniture and equipment...........   5,510     7,231
Vehicles..........................     548     1,783
Leasehold improvements............      72       885
                                   -------  --------
                                    76,815    83,092
Less accumulated depreciation and
   amortization...................   2,045     3,996
                                   -------  --------
                                    74,770    79,096
Construction in progress..........   6,271    20,494
                                   -------  --------
                                   $81,041   $99,590
                                   =======  ========


     Depreciation and amortization expense totaled $489,000, $2,409,000 and $2,670,000 for 1994, 1995 and 1996,
respectively.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)  PROPERTY HELD FOR DEVELOPMENT

     Property held for development is recorded at cost.
Interest costs capitalized on property held for development and construction in progress was $110,000, $880,000 and $1.4 million for 1994, 1995 and 1996, respectively.

     The Company is committed under construction contracts with respect to certain development projects. Total construction commitments for owned developments at December
31, 1996, were $48.8 million, of which $11.7 million had been incurred. At December 31, 1996, $37.1 million in construction financing commitments remained of which the Company has financing of $35.6 million in place which bears interest at rates ranging between prime plus 1% and 1.25% and are due through January 2001.

     In addition to the developments owned by the Company, the Company has commitments with respect to developments owned by a REIT and subject to a long-term operating lease agreement upon completion of construction. Under these commitments, the Company is committed to construction of the development and the REIT is to provide $68.5 million in construction financing, of which $43.4 million has been incurred as of December 31, 1996. Upon completion of the development, the Company will enter into a long-term operating lease with the REIT where the Company will be committed to annual lease payments based on the cost of the development as funded by the REIT and a rate tied to the 10-year U.S. Treasury note.

(4)  INVESTMENT SECURITIES

     In April 1995, the Company purchased investment securities in The Standish Care Company ("Standish") from Columbia-Pacific Group, Inc., a Company wholly-owned by a principal shareholder of the Company. The investment securities consisted of common stock, warrants and an agreement to provide a $2.0 million credit facility through the purchase of convertible debentures, of which $1,410,000 was outstanding at the time of purchase. The remaining $590,000 was loaned to Standish prior to December 31, 1995. The Company purchased the investment securities at the affiliates original cost, which exceeded fair value. The excess of cost over fair value at the time of purchase of $426,000 is included in general and administrative expenses for the year ended December 31, 1995. During 1996, Standish completed a merger transaction with twelve "Carematrix"

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

corporations (which was accounted for as a reverse acquisition), changed its name to "Carematrix Corporation", effected a 1-for-5 reverse stock split and issued Common Stock in a public offering at $15 per share. As a result of these transactions, the convertible debentures that bear interest at 8.5%, are currently convertible into Carematrix common stock at the option of the Company at $15.00 per share. The contractual maturity of these convertible debt securities is June 10, 1998.

     During 1996, the Company recognized a gain on sale of $325,000 based on specific identification of certain of the above securities which is included in other expenses, net.

     Details regarding investment securities by major security type as of December 31, are as follows:


                                                Gross
                                   Amortized  unrealized    Fair
                                     cost       gains      value
                                   ---------  ----------  --------
                                           (In thousands)
1995
   Equity securities..............    $  425        $400    $  825
   Convertible debt securities....     2,000          -      2,000
                                   ---------  ----------  --------
                                      $2,425        $400    $2,825
                                   =========  ==========  ========
1996
   Equity securities..............    $  134        $ 18    $  152
   Convertible debt securities....     2,000          -      2,000
                                   ---------  ----------  --------
                                      $2,134        $ 18    $2,152
                                   =========  ==========  ========


                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)  FINANCIAL INSTRUMENTS

     The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, notes receivable from and certain investments in affiliates, short-term borrowings, accounts payable, convertible debentures and long-term debt. The fair value of the Company's financial instruments based on their short-term nature or current market indicators such as prevailing interest rates approximate their carrying value with the exception of the convertible debentures which had a fair value of $28.0 million versus a book value of $32.0 million at December 31, 1996.

(6)   NOTES  RECEIVABLE FROM AND INVESTMENTS  IN  AFFILIATED
COMPANIES

     In 1994 and 1995, the Company made loans to Extended Care Corporation ("Extended Care") of $700,000 and $433,000, respectively. The Company received 49.0% of the outstanding capital stock of Extended Care in connection with the loans and a pledge of the remaining 51.0% as additional security for the loans. In 1995, the Company wrote-off the note receivable due to Extended Care's continued losses and the Company's belief that the holder of the first mortgages on the Extended Care communities intended to initiate foreclosure proceedings, which would have the effect of terminating the Company's second mortgages and making the loans uncollectible. The holder of the first mortgages initiated foreclosure proceedings in October 1995, and Extended Care filed for protection from its creditors under Chapter 11 of the Bankruptcy Code during 1996.

     In 1995, the Company advanced $600,000 to a limited liability company (the "LLC"), which operates an assisted-living community, as a part of a financing agreement. The advance is due in 1998 and accrues interest at 10% per annum. Under the agreement, the Company received a 49% ownership interest in the LLC for which no value was assigned. The remaining 51% interest is owned by Carematrix. As of December 31, 1996, the amount due the Company is $410,000. As a member of the LLC, the Company has provided a tertiary guarantee for the currently outstanding debt of the LLC in the amount of $1.1 million.
The Company's equity in earnings of the LLC were approximately $25,000 for 1995 and its equity in losses were approximately $6,000 in 1996.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     During 1995, the Company became a 50% partner in a general partnership which was formed to jointly develop an assisted-living facility in Paso Robles, California. As of December 31, 1996, the Company had $750,000 in construction commitments of which $445,000 had been incurred.

     In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert, an Ontario, Canada based owner and operator of assisted-living communities at prices ranging from $0.67 to $0.74 per share
(Cdn). In addition, the Company acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share
(Cdn), as well as an option to purchase from Eclipse, the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 currently issued and outstanding shares of common stock of Alert and 950,000 currently issued and outstanding shares of Class A non-voting stock of Alert both at an exercise price of $3.25 per
share (Cdn).   As of December 31, 1996, the Company has
purchased and holds 2,577,692 shares of preferred stock for a total investment of $1,800,000 (Cdn) which is equivalent to $1,331,000 (US). Subsequent to December 31, 1996, the Company purchased an additional 1,077,692 shares of preferred stock for total consideration of $800,000 (Cdn) or $591,000 (US).

     Alert is an owner/operator of assisted-living communities based in Ontario, Canada. Alert has entered into an exclusive management agreement to manage the Company's future assisted-living communities in Ontario. Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Under the agreement, Eclipse has entered into an exclusive development agreement with the Company and Alert to develop their construction projects in Ontario.

(7)  SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1995 consisted of
notes payable bearing interest at rates between 7.5% and  9%
and due through July 1996.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)   CONVERTIBLE DEBENTURES

     On February 15, 1996, the Company completed a $32.0 million Private Placement Offering of 6.25% convertible subordinated debentures (the "Debentures") due in 2006. The Debentures, non-callable for three years, are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock and bear interest payable semiannually on January 1 and July 1 of each year, commencing July 1, 1996. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

     The holders of the Debentures are entitled, subject to prior redemption, to convert the Debentures or portions thereof into shares of common stock at the conversion price set forth in the Debentures. The conversion price is subject to adjustments in certain events.

     The Debentures are subject to redemption, as a whole or in part, at any time or from time to time commencing after July 1, 1999 at the Company's option on at least 30 days' and not more than 60 days' prior notice by mail. The redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning after July 1 of the following years:


          Year                     Price
          --------------       --------------
          1999                       102%
          2000                       101%
          2001 and thereafter        100%


                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9)  LONG-TERM DEBT

     Long-term debt consists of the following:


                                          December 31,
                                        ----------------
                                         1995       1996
                                        -------   -------
                                         (in thousands)
Note payable, interest at 9.58%,
payable in monthly installments, unpaid
principal and interest due July
2005,refinanced through sale/leaseback
transaction, see note 11............... $ 6,373  $   -

Note payable, interest at 11% , payable
in monthly installments, balance due
July 2004..............................   3,230    2,169

Construction loan from bank, total
commitment $4.9 million, interest only
at the prime rate plus 3.5% (11.75% at
December 31, 1996), payable monthly,
unpaid principal and interest due
February 2004..........................     123    4,307

Construction loan, total commitment
$4.7 million, interest only at the
prime rate plus 1% (9.25% at December
31, 1996),  unpaid principal and
interest due May 1999..................     -      1,905

Construction loan from bank, total
commitment $4.8 million, interest only
at the prime rate plus 1% (9.25% at
December 31, 1996), payable monthly,
unpaid principal and interest due July
1998, with an option to extend to
January 1999...........................   3,207    4,639

Notes payable, interest at rates
between 9.5% and 12.75%, payable in
monthly installments, due through April
1998, refinanced by 6.25% 10 year
convertible subordinated debentures....  14,466      -



                    EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note payable to bank, interest only at
the prime rate plus 1%, payable monthly
through July 1996; thereafter, monthly
installments until maturity at July
1997, refinanced through sale/leaseback
transaction, see note 11...............  23,118       -

Construction loans, total commitments
$16.6 million, interest only at the
prime rate plus 2%, payable monthly,
unpaid principal and interest due June
30, 1996, refinanced through
sale/leaseback transaction, see note
11.....................................   4,849       -

Notes payable, interest at rates
between 6.9% and 10.5%, payable in
monthly installments, due through
February 2006..........................   5,629   14,272

Notes payable, interest only at rates
between 8.4% and 11%, payable monthly,
unpaid principal and interest due
through November 1999..................     -     17,831

Notes payable, interest only at the
libor rate plus 2.25% (7.8% at December
31, 1996) payable monthly, unpaid
principal and interest due December
1998...................................     -      9,269

Notes payable to bank, interest only at
rates between 9.75% and 10%, payable
monthly, unpaid principal and interest
due through September 1997, refinanced
through sale/leaseback transaction, see
note 11................................   4,290       -

Other..................................     -       5,040
                                        -------   -------
   Subtotal............................  65,285    59,432
                                        -------   -------










                    EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


   Subtotal carried forward............  65,285    59,432
                                        -------   -------

Debt refinanced or commitment to
  refinance as long-term debt
  subsequent to year end

Construction loan, total commitment
$7.3 million, interest only at the
prime rate plus 1.25% (9.5% at
December 31, 1996),  unpaid principal
and interest due November 1997,
commitment to refinance with long-term
debt, principal and interest at the
rate of prime plus 1.25% for a term of
25 years...............................     -      4,807

Note payable, interest at 9.25%,
payable in monthly installments, due
September 1997, refinanced with
long-term debt subsequent to December
1996 with interest at LIBOR plus 2.25%
(7.8% at December 31, 1996, payable
monthly, unpaid principal and interest
due December 1998......................   1,881    1,837
                                        -------   -------
                                         67,166    66,076
Less current portion...................     352     5,816
                                        -------   -------
   Long-term debt, less current
     portion........................... $66,814  $60,260
                                        =======  =======


     Substantially all long-term debt is secured by the Company's property and equipment and/or by personal guarantees of a principal shareholder of the Company.

       Certain of the Company's indebtedness includes restrictive provisions related to cash dividends, investments and borrowings, and require maintenance of specified operating ratios, levels of working capital and net worth. As of December 31, 1996 management believes that the Company is in compliance with all material covenants.

                    EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


      Principal maturities of long-term debt at December 31, 1996 are as follows (in thousands):


          1997........................   $ 5,816
          1998........................    25,445
          1999........................    12,472
          2000........................     1,621
          2001........................     7,880
          Thereafter..................    12,841
                                        --------
                                         $66,076
                                        ========


                    EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(10) INCOME TAXES

     Income taxes reported by the Company differ from the amount computed by applying the statutory rate due to limitations on utilizing net operating losses.

     The tax effect of temporary differences and carryforwards that give rise to significant portions of federal deferred tax assets and liabilities are comprised of the following:


                                          December 31,
                                         ---------------
                                         1995      1996
                                        -------   ------
                                         (In thousands)
Deferred tax liabilities:
Depreciation...........................  $ (57)   $ (127)
Other..................................   (136)       -
                                        -------   ------
   Gross deferred tax liabilities......   (193)     (127)
                                        -------   ------
Deferred tax assets:
  Net operating loss carryforwards.....  1,432     1,220
  Deferred gain on sale/leaseback......    760     3,245
  Allowance on advances to affiliates..    311        -
  Unearned rental income...............    122       255
  Vacation accrual.....................    102       389
  Other................................     66       418
                                        -------   ------
   Gross deferred tax assets...........  2,793     5,527
Less valuation allowance............... (2,600)   (5,400)
                                        -------   ------
Deferred tax assets, net...............    193       127
                                        -------   ------
   Net deferred tax assets............. $   -     $  -
                                        =======  =======


     The net increase in the total valuation allowance was $520,000, $2,070,000 and $2,800,000 for the years ended
December 31, 1994, 1995 and 1996, respectively. The increases were primarily due to the increase in deferred gain on sale/leaseback, allowance on advances to affiliates

                    EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and the amount of net operating loss carryforwards, for which management does not believe that it is more likely than not that realization is assured.

     For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 1996 available to offset future federal taxable income, if any, of approximately $3,588,000 expiring beginning in 2011.

(11)  RELATED-PARTY MANAGEMENT AGREEMENT

     During 1996, the Company's principal shareholder and another shareholder formed a New York general partnership (the "Partnership) which signed a leasehold agreement with a third party to acquire a leasehold interest in nine assisted-living communities. The Company has an agreement with the Partnership to provide services to the communities during the life of the lease which gave it unilateral control of the Partnership. At December 31, 1996, the results of operations of the Partnership are consolidated with those of the Company.

 (12) SHAREHOLDERS' EQUITY (DEFICIT)

     In April 1995, the Company authorized a 9,200-for-1 stock split of the company's common stock and, on September
28, 1995, authorized a 3.85-for-1 stock split of the Company's common stock and preferred stock. All share and per share information, except par value, has been adjusted for all years to reflect the stock splits.

     On November 21, 1995, the Company completed an initial public offering of 6,534,000 shares of its common stock at a price of $15 per share. Of the total amount of shares sold, 3,300,000 shares were sold by the Company and 3,234,000 were sold by existing shareholders.

 1995 STOCK INCENTIVE PLAN

     The 1995 Plan combines the features of an incentive and nonqualified stock option plan, a stock appreciation rights ("SAR") plan and a stock award plan (including restricted stock). The 1995 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

                    EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company has authorized 1,100,000 shares of common stock to be reserved for grants under the 1995 Plan of which 615,100 shares remain available for future awards at December 31, 1996. Options generally vest over a five-year period in cumulative increments of 20% each year beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

     Had compensation cost for the Company's option plan been determined consistent with FAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:


                                Year ended December
                                        31,
                               ----------------------
                                 1995         1996
                               ---------    ---------
                               (In thousands, except
                                  per share data)
     Net loss:
        As reported..........   $(8,954)     $(8,202)
        Pro forma............    (8,970)      (8,477)

     Net loss per share:
        As reported..........   $ (1.11)     $ (0.75)
        Pro forma............     (1.11)       (0.77)


     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0.0% for both periods; expected volatility of 55% for both periods; risk-free interest rates of 5.53% for options granted during the year ended December 31, 1995 and 5.47% to 6.39% for options granted during the year ended December 31, 1996; and an expected option term of 5 years and 4.5 years for fiscal 1995 and 1996.

                  EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     A summary of the Company's stock option plans as of December 31 and changes during the year ended on those dates is presented below:


                                             1996                   1995
                                    ----------------------  --------------------
                                               Weighted-              Weighted-
                                                Average                Average
                                                Exercise              Exercise
                                     Shares      Price      Shares      Price
                                    --------  ------------  -------  -----------
Outstanding at beginning of year    202,000      $14.38               $

Granted                             363,500      $11.06     202,000   $14.38

Exercised                              -         $  -          -      $  -

Canceled                            (80,600)     $14.34        -      $  -
                                    --------                -------

Outstanding at end of year          484,900      $11.90     202,000   $14.38

Options exercisable at year-end      37,950      $14.38        -      $  -

Weighted-average fair value of
   options granted during the year    $5.67                  $7.69


     The following is a summary of stock options outstanding at December 31, 1996:


                     ------------------------------------  ----------------------
                             Options Outstanding            Options Exercisable
                     ------------------------------------  ----------------------
                                   Weighted-
                                    Average     Weighted-               Weighted-
                                   Remaining     Average                 Average
     Range of          Number     Contractual   Exercise     Number     Exercise
  Exercise Prices    Outstanding      Life        Price    Exercisable    Price
-------------------  -----------  ------------  ---------  -----------  ---------
$        10.50         330,000        9.89       $10.50         -         $10.50
$14.38 - 20.38         154,900        8.21       $14.88       37,950     $14.38

                  EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(13) LEASES

       The Company leases office space and 53 assisted-living communities. The office lease expires in 2006 and contains two five-year renewal options. The facility leases expire from 2004 to 2011 and contain two to six five-year renewal options.

        Minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows (in thousands):


          1997........................  $ 27,859
          1998........................    27,984
          1999........................    27,984
          2000........................    27,984
          2001........................    28,003
          Thereafter..................   201,336
                                       ----------
                                        $341,150
                                       ==========


      Rent expense under noncancelable operating leases was $242,000, $1,138,000 and $16,114,000 for the years ended
December 31, 1994, 1995 and 1996, respectively.

(14)  ACQUISITIONS

     During 1995 and 1996, the Company completed several acquisitions of assisted-living and independent-living communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisitions. No goodwill or other identifiable intangibles were recorded with respect to any of the acquisition. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions. Summary information concerning the acquisitions is as follows:

               EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                               Acquisition         Total
            Communities acquired                   date       purchase price     Units
            --------------------                ----------    --------------    ------
                                                              (in thousands)
Vickery Towers (formerly Belmont Towers)....  March 1995          $10,000         237
Six Florida Communities (2).................  June 1995            29,175         614
Laurel Lake Estates (1).....................  July 1995             6,950         116
Other 1995 Acquisitions.....................  Various               8,860         210
Heritage Hills Retirement...................  February 1996         4,338         100
Lakewood Inn (3)............................  March 1996            2,800          47
The Hearthstone.............................  November 1996         5,200          84
Concorde....................................  November 1996         8,400         116
Other 1996 Acquisitions.....................  Various               8,202         272
                                                              ---------------  ---------
                                                                  $83,925       1,796
                                                              ===============  =========


(1)  Refinanced in January 1996, through a
     sale/leaseback with a Real Estate Investment
     Trust ("REIT"). Lease includes an initial term of 12 years, three five-year renewal options and an annual lease payment of approximately
     $644,000. The Company has no continuing involvement outside of operating the community.

(2) Refinanced in March 1996, through sale/leaseback with a REIT. Leases include initial terms of 11 years, four five-year renewal options and annual lease payments aggregating approximately $3.5 million. The Company has no continuing involvement outside of operating the communities.

(3)  Refinanced in April 1996, through a
     sale/leaseback with a REIT. Lease includes an initial term of 13 years, four five-year renewal options. Upon completion of a $7.1 million expansion project annual lease payments will be approximately $684,000. The Company has no continuing involvement outside of operating the community.

                   EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The foregoing acquisitions were generally financed through borrowings.

     During the years ended December 31, 1995 and 1996, the Company completed several acquisitions or sale/leasebacks of communities through lease financing transactions with certain REITs', pursuant to which the REITs' leased such communities to the Company under operating leases. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates the leases commenced for those communities not previously owned.


                                       Lease           Initial          Renewal         Annual
      Communities leased          Acquisition date    Lease Term        Options          Rent      Units
      -------------------        -----------------    -----------        --------        -------     -----
Summer Wind....................  September 1995      10 years        Six five-year      $   315,000     50
Green Meadows Communities (6)..  October 1995        12 years        Three five-year      2,138,956    284
Other 1995 Leases (4)..........  December 1995       12 years        Three five-year      1,163,543    236
Carolina Communities (1).......  February 1996       15 years        Three five-year      4,145,607    648
Evergreen Lodge................  April 1996          13 years        Four five-year         572,569     98
Rosewood Court (2).............  April 1996          14 yrs/9 mos    Three five-year        393,200     71
Barrington Place...............  May 1996            11 yrs/11 mos   Four five-year         413,601     79
Springtree.....................  May 1996            11 yrs/11 mos   Four five-year       1,410,353    182
The Terrace (5)................  August 1996         11 yrs/8 mos    Four five-year         416,887     87
Colonial Park Club.............  August 1996         11 yrs/7 mos    Four five-year         770,862     90
Lodge at Mainlands.............  August 1996         11 yrs/7 mos    Four five-year         924,530    152
Ridge Wind.....................  August 1996         11 yrs/8 mos    Four five-year         458,061     80
Other 1996 Leases..............  October 1996        11 years        Four five-year       1,753,006    226
Wegman Communities (3).........  November 1996       15 years        Two five year        4,975,000    738
                                                                                       ------------  -----
                                                                                        $19,851,175  3,021
                                                                                       ============  =====


(1) Consists of 10 long-term-care facilities located in North and South Carolina.

(2) Originally acquired in 1995, refinanced through a sale/leaseback with a Real Estate Investment
     Trust ("REIT"). The Company has no continuing involvement outside of operating the community.

(3) Consists of 9 long-term-care facilities located in New York.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Consists of three communities originally acquired in 1993 and 1994, refinanced through a sale/leaseback with a REIT. The Company has no continuing involvement outside of operating the communities.

(5) Originally acquired in 1996, refinanced through a sale/leaseback with a REIT. The Company has no continuing involvement outside of operating the community.

(6)  Consists of four assisted-living communities.


     During the year ended December 31, 1996, the Company entered into sale/leaseback transactions with a REIT, pursuant to which the REIT acquired four newly developed communities by the Company (The Pines at Tewksbury, Garrison Creek Lodge, Cambria and Sherwood Place) and leased the communities back to the Company with initial lease terms from 10 to 11 years, four to six five-year renewal options and annual lease payments aggregating approximately $2.2 million. The Company has no continuing involvement outside of operating the communities.

     In January 1996, the Company entered into a letter of intent with a REIT relating to sale/leaseback financing of $100 million for newly purchased facilities and, in September 1996, the Company entered into a similar arrangement with a REIT for an additional $100 million financing for newly purchased facilities. At December 31, approximately $87.9 million of such financing remains available to the Company.


     The following summary, prepared on a pro forma basis, combines the results of operations of the acquired business with those of the Company as if the acquisitions, acquisitions through lease financings and sale/leaseback financings had been consummated as of January 1, 1995, after including the impact of certain adjustments such as depreciation on assets acquired and interest expense on acquisition financing.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                          December 31,
                                   --------------------------
                                       1995          1996
                                   ------------  ------------
                                   (In thousands, except per
                                          share data)
Revenues..........................    $ 86,074       $93,763

Net loss..........................     (11,290)       (7,935)

Pro forma net loss per share......    $  (1.03)      $ (0.72)


     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

(15) SUBSEQUENT EVENT

     In January 1997, the Company advanced funds totaling $1.2 million under a financing arrangement to a group of four limited liability companies which are each developing an assisted-living community. These advances accrue interest at rates ranging from 8% to 14% per annum and will be repaid over the course of 10 to 20 years. The Company is also committed to an additional $3.1 million of advances.
As part of this arrangement, the Company will receive 75% of excess cash flows.

                    INDEX TO EXHIBITS



                                                                 Sequentially
Exhibit                                                            Numbered
Number                Description                     Reference      Page
------  --------------------------------------------- ---------  ------------

 3.1    Restated Articles of Incorporation of
        registrant (Exhibit 3.1).                       (2)

 3.2    Amended and Restated Bylaws of the registrant
        (Exhibit 3.2).                                  (1)

 4.1    Forms of 6.25% Convertible Subordinated
        Debenture due 2006 (Exhibit 4.1).               (2)

 4.2    Indenture dated February 15, 1996 between the
        registrant and Fleet National Bank
        ("Trustee") (Exhibit 4.2).                      (2)

 10.1   1995 Stock Incentive Plan (Exhibit 10.1).       (1)

 10.2   Stock Option Plan for Nonemployee Directors
        (Exhibit 10.2).                                 (2)

 10.3   Form of Indemnification Agreement for
        officers and directors of the registrant
        (Exhibit 10.3).                                 (1)

 10.4   Noncompetition Agreements entered into
        between the registrant and each of the
        following individuals:

        10.4.1     Daniel R. Baty (Exhibit 10.4.1).     (2)

        10.4.2     Raymond R. Brandstrom (Exhibit
                   10.4.2).                             (2)

        10.4.3     Frank A. Ruffo (Exhibit 10.4.3).     (2)

 10.5   Shareholders Agreement dated as of April 17,
        1995, and as amended September 27, 1995,
        among the registrant, its Founders and
        certain Investors, as defined therein
        (Exhibit 10.5).                                 (1)

 10.6   Form of Stock Purchase Agreement dated July
        31, 1995, entered into between Daniel R. Baty
        and each of Michelle A. Bickford, Jean T.
        Fukuda, James S. Keller, George T. Lenes and
        Kelly J. Price (Exhibit 10.6).                  (1)

 10.7   Series A Preferred Stock and Note Purchase
        Agreement dated as of April 17, 1995 among
        the registrant and the investors listed on
        Schedule I thereto (Exhibit 10.7).              (1)

 10.8   LA VILLITA IN PHOENIX, ARIZONA

        10.8.1     Amended and Restated Promissory
                   Note in the amount of $3,333,000
                   from the registrant to Nomura
                   Asset Capital Corporation (Exhibit
                   10.10.1).                            (1)

        10.8.2     Deed of Trust, Assignment of
                   Leases and Rents and Security
                   Agreement by the registrant,
                   as Trustor, to Old Republic Title
                   Insurance Agency, Inc., as
                   Trustee, for the use and benefit of
                   Health Care Asset Trust as
                   Beneficiary (Exhibit 10.10.2).       (1)

        10.8.3     Deed of Trust Modification
                   Agreement between the registrant
                   and Nomura Asset Capital
                   Corporation (assignee of Health Care
                   Asset Trust) (Exhibit 10.10.3).      (1)

        10.8.4     Guarantee Agreement dated as of
                   June 6, 1994 by and between
                   Daniel R. Baty as Guarantor,
                   and Lender (Exhibit 10.10.4).        (1)

        10.8.5     Form of Security and Pledge
                   Agreement by the registrant and
                   Nomura Asset Capital Corporation
                   (Exhibit 10.10.5).                   (1)

        10.8.6     Guarantee Modification
                   Agreement dated as of September 28,
                   1995 by and between Daniel R. Baty
                   as Guarantor, and Lender.            (5)

 10.9   SCOTTSDALE ROYALE IN SCOTTSDALE, ARIZONA,
        VILLA OCOTILLO IN SCOTTSDALE, ARIZONA AND
        MADISON GLEN IN CLEARWATER, FLORIDA.  THE
        FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF
        THOSE EXECUTED IN CONNECTION WITH THESE
        PROPERTIES:

        10.9.1     Loan Agreement dated December 31,
                   1996 in the amount of
                   $12,275,000 by the registrant
                   ("Borrower") and Lender.              (5)

        10.9.2     Promissory Note dated December 31,
                   1996 in the amount of $6,775,000
                   between the registrant to Bank
                   United (the "Lender") with respect
                   to Madison Glen.                      (5)

        10.9.3     Promissory Note dated December 31,
                   1996 in the amount of $5,500,000
                   between the registrant to Bank
                   United (the "Lender") with respect to
                   Scottsdale Royale and Villa Ocotillo. (5)

        10.9.4     Deed of Trust, Security Agreement,
                   Assignment of Leases and Rents,
                   and Fixture Filing (Financial
                   Statement) dated as of December 31,
                   1996, by the registrant, as
                   Trustor and debtor, to Chicago Title
                   Insurance Company, as Trustee,
                   for the benefit of the Lender,
                   Beneficiary and secured party
                   with respect to Scottsdale Royale
                   and Villa Ocotillo.                   (5)

        10.9.5     Mortgage and Security Agreement
                   between the registrant
                   ("Mortgagor") and Bank United
                   ("Mortgagee") with respect to
                   Madison Glen.                         (5)

10.10   ROSEWOOD COURT IN FULLERTON, CALIFORNIA

        10.10.1     Lease Agreement dated March 29,
                    1996 between the registrant
                    ("Lessee") and Health Care
                    Property Investors, Inc. ("Lessor")
                    (Exhibit 10.1.1).                    (3)

        10.10.2     First Amendment Lease Agreement
                    dated April 25, 1996 by and
                    between the registrant
                    ("Lessee") and Health Care Property
                    Investors, Inc. ("Lessor") (Exhibit
                    10.1.2).                             (3)

10.11   THE ARBOR AT OLIVE GROVE IN PHOENIX, ARIZONA

        10.11.1     Lease Agreement dated as of
                    December 27, 1995 between the
                    registrant and Health Care
                    Property Investors, Inc.
                    (Exhibit 10.12.1).                   (2)



        10.11.2     First Amended Lease Agreement
                    dated as of February 19, 1996 by
                    and between the registrant     (2)
                    and Health Care Property Investors,
                    Inc. (Exhibit 10.12.2).              (2)

10.12   RENTON VILLA IN RENTON, WASHINGTON

        10.12.1     Lease Agreement dated as of
                    December 27, 1995 between the
                    registrant and Health Care
                    Property Investor, Inc.
                    (Exhibit 10.13.1).                   (2)

        10.12.2     First Amended Lease Agreement
                    dated as of February 19, 1996 by
                    and between the registrant
                    and Health Care Property Investors,
                    Inc. (Exhibit 10.13.2).              (2)

10.13   SEABROOK, IN EVERETT, WASHINGTON

        10.13.1     Lease Agreement dated as of
                    December 27, 1995 between the
                    registrant and Health Care
                    Property Investor, Inc.
                    (Exhibit 10.14.1).                   (2)

        10.13.2     First Amended Lease Agreement
                    dated as of February 19, 1996 by
                    and between the registrant
                    and Health Care Property Investors,
                    Inc. (Exhibit 10.14.2).              (2)

10.14   LAUREL LAKE ESTATES IN VOORHEES, NEW JERSEY

        10.14.1     Lease Agreement dated as of
                    December 27, 1995 between the
                    registrant and Health Care
                    Property Investor, Inc.
                    (Exhibit 10.15.1).                   (2)

        10.14.2     First Amended Lease Agreement
                    dated as of February 19, 1996 by
                    and between the registrant
                    and Health Care Property Investors
                    Inc. (Exhibit 10.15.2).              (2)

10.15   FLORIDA PROPERTIES (SEE BELOW)

        10.15.1     Lease Agreement dated March 15,
                    1996 between Meditrust
                    Acquisition Corporation I
                    ("Lessor") and Emeritus Properties
                    I, Inc., ("Lessee") with respect to
                    Beneva Park Club (Exhibit 10.16.1).  (2)

        10.15.2     Lease Agreement dated March 15,
                    1996 between Meditrust
                    Acquisition Corporation I ("Lessor")
                    and Emeritus Properties I, Inc.,
                    ("Lessee") with respect to Central
                    Park Club (Exhibit 10.16.2).         (2)

        10.15.3     Lease Agreement dated March 15,
                    1996 between Meditrust
                    Acquisition Corporation I
                    ("Lessor") and Emeritus
                    Properties I, Inc., ("Lessee")
                    with respect to College
                    Park Club (Exhibit 10.16.3).         (2)

        10.15.4     Lease Agreement dated March 15,
                    1996 between Meditrust
                    Acquisition Corporation I
                    ("Lessor") and ESC I, G.P.,
                    Inc., ("Lessee") with respect to
                    Park Club of Brandon
                    (Exhibit 10.16.4).                  (2)

        10.15.5     Lease Agreement dated March 15,
                    1996 between Meditrust
                    Acquisition Corporation I
                    ("Lessor") and Emeritus Properties
                    I, Inc., ("Lessee") with respect
                    to Park Club of Fort Myers
                    (Exhibit 10.16.5).                 (2)

        10.15.6     Lease Agreement dated March 15,
                    1996 between Meditrust
                    Acquisition Corporation I
                    ("Lessor") and Emeritus Properties
                    I, Inc., ("Lessee") with respect to
                    Park Club of Oakbridge
                    (Exhibit 10.16.6).                   (2)


10.16   SUMMER WIND IN BOISE, IDAHO

        10.16.1     Lease Agreement dated as of
                    August 31, 1995 between AHP of
                    Washington, Inc. and the
                    registrant (Exhibit 10.18.1).        (1)

        10.16.2     First Amended Lease Agreement
                    dated as of December 31, 1996 by
                    and between the registrant
                    and AHP of Washington, Inc.          (5)

10.17   SILVER PINES (FORMERLY WILLOWBROOK) IN CEDAR
        RAPIDS, IOWA

        10.17.1     Purchase and Sale Agreement
                    (including Real Estate Contract)
                    dated January 4, 1995
                    between Jabo, Ltd. ("Jabo") and the
                    registrant (Exhibit 10.19.1).        (1)

        10.17.2     Assignment and Assumption
                    Agreement with respect to facility
                    leases dated as of January
                    17, 1995 by and between Jabo,
                    as Assignor, and the registrant, as
                    Assignee (Exhibit 10.19.2).          (1)

10.18   SUNNY KNOLL IN FRANKLIN, NEW HAMPSHIRE

        10.18.1     Promissory Note dated May 1, 1995
                    in the amount of $1,100,000
                    from Lakes Region Villages,
                    L.L.C. (the "Borrower") to Sunny
                    Knoll Retirement Home, Inc.
                    (Exhibit 10.20.1).                   (1)

        10.18.2     Promissory Note dated May 1, 1995
                    in the amount of $749,331.48
                    from the Borrower to Benjamin
                    Bartley, L.L.C (Exhibit 10.20.2).    (1)

        10.18.3     Business Lease and Agreement
                    dated as of May 1, 1995, between
                    the Borrower, as Tenant and
                    Sunny Knoll Retirement Home, Inc.,
                    as Landlord (Exhibit 10.20.3).       (1)

        10.18.4     Real Estate Lease and Agreement
                    dated as of May 1, 1995 between
                    the Borrower, as Tenant and
                    Benjamin Bartley, L.L.C., as
                    Landlord (Exhibit 10.20.4).          (1)

        10.18.5     Mortgage Deed dated May 1, 1995
                    by Benjamin Bartley L.L.C., as
                    Mortgagor, to Lakes Region
                    Villages, L.L.C., as Mortgagee
                    (Exhibit 10.20.5).                   (1)

        10.18.6     Management Agreement dated as of
                    May 1, 1995 between Lakes
                    Region Villages, L.L.C. and
                    The Standish Care Company (Exhibit
                    10.20.6).                            (1)

        10.18.7     Guaranty dated May 1, 1995 by the
                    registrant, as Guarantor, to
                    Sunny Knoll Retirement Home,
                    Inc. (Exhibit 10.20.7).              (1)

10.19   CARRIAGE HILL RETIREMENT IN BEDFORD, VIRGINIA

        10.19.1     Lease Agreement dated August 31,
                    1994 between the registrant, as
                    Tenant, and Carriage Hill
                    Retirement of Virginia, Ltd. as
                    Landlord (Exhibit 10.23.1).          (1)

        10.19.2     Supplemental Lease Agreement
                    dated September 2, 1994 (Exhibit
                    10.23.2).                            (1)



10.20   GREEN MEADOWS COMMUNITIES

        10.20.1     Consent to Assignment of and
                    First Amendment to Asset Purchase
                    Agreement dated September 1,
                    1995 among the registrant, The
                    Standish Care Company and
                    Painted Post Partnership, Allentown
                    Personal Car General
                    Partnership, Unity Partnership,
                    Saulsbury General Partnership and P.
                    Jules Patt (collectively, the
                    "Partnerships"), together
                    with Asset Purchase Agreement dated
                    July 27, 1995 among The
                    Standish Care Company and the
                    Partnerships (Exhibit 10.24.1).     (1)

        10.20.2     Lease Agreement dated October 19,
                    1995 between the registrant
                    and HCPI Trust with respect
                    to Green Meadows - Allentown
                    (Exhibit 10.24.2).                  (1)

        10.20.3     Lease Agreement dated October 16,
                    1995 between the registrant
                    and HCPI Trust with respect
                    to Green Meadows - Dover (Exhibit
                    10.24.3).                           (1)

        10.20.4     Lease Agreement dated October 19,
                    1995 between the registrant
                    and HCPI Trust with respect
                    to Green Meadows -  Latrobe
                    (Exhibit 10.24.4).                  (1)

        10.20.5     Lease Agreement dated October 19,
                    1995 between the registrant
                    and HCPI Trust with respect
                    to Green Meadows - Painted Post
                    (Exhibit 10.24.5).                  (1)

        10.20.6     Agreement to Provide
                    Administrative Services to an
                    Adult Home dated October 23, 1995
                    between the registrant and P. Jules
                    Patt and Pamela J. Patt (Exhibit
                    10.24.6).                            (1)

        10.20.7     Painted Post Partners Partnership
                    Agreement dated October 1, 1995      (1)
                    (Exhibit 10.24.7).

        10.20.8     Assignment Agreement dated
                    October 19, 1995 between the
                    registrant, HCPI Trust and
                    Health Care Property Investors,
                    Inc. (Exhibit 10.24.8).              (1)

        10.20.9     Assignment and Assumption
                    Agreement dated August 31, 1995
                    between the registrant and
                    The Standish Care Company (Exhibit
                    10.24.9).                            (1)

        10.20.10   Guaranty dated October 19, 1995 by
                   Daniel R. Baty in favor of
                   Health Care Property
                   Investors, Inc., and HCPI Trust
                   (Exhibit 10.24.10).                   (1)

        10.20.11   Guaranty dated October 19, 1995 by
                   the registrant in favor of
                   Health Care Property Investors,
                   Inc. (Exhibit 10.24.11).              (1)

        10.20.12   First Amended Lease Agreement
                   dated as of December 13, 1995 by
                   and between the registrant
                   and HCPI, Trust with respect to
                   Green Meadows - Allentown.            (5)

        10.20.13   Second Amended Lease Agreement
                   dated as of February 13, 1996 by
                   and between the registrant
                   and HCPI, Trust with respect to
                   Green Meadows - Allentown.            (5)

        10.20.14   First Amended Lease Agreement
                   dated as of December 13, 1995 by
                   and between the registrant
                   and Health Care Property Investors,
                   Inc., with respect to Green
                   Meadows - Dover.                      (5)

        10.20.15   Second Amended Lease Agreement
                   dated as of February 13, 1996 by
                   and between the registrant
                   and Health Care Property Investors,
                   Inc., with respect to Green
                   Meadows - Dover.                      (5)

        10.20.16   First Amended Lease Agreement
                   dated as of December 13, 1995 by
                   and between the registrant
                   and HCPI, Trust with respect to
                   Green Meadows - Latrobe.              (5)

        10.20.17   Second Amended Lease Agreement
                   dated as of February 13, 1996 by
                   and between the registrant
                   and HCPI, Trust with respect to
                   Green Meadows - Latrobe.              (5)

        10.20.18   First Amended Lease Agreement
                   dated as of December 13, 1995 by
                   and between the registrant
                   and Health Care Property Investors,
                   Inc., with respect to Green
                   Meadows - Painted Post.               (5)

        10.20.19   Second Amended Lease Agreement
                   dated as of June 24, 1996 by
                   and between the registrant
                   and Health Care Property Investors,
                   Inc., with respect to Green
                   Meadows - Painted Post.               (5)

        10.20.20    First Amendment to Painted Post
                    Partners Partnership Agreement
                    dated October 22, 1996
                    between Daniel R. Baty and Raymond R.
                    Brandstrom.                          (5)

10.21   CAROLINA COMMUNITIES

        10.21.1     Lease Agreement dated January 26,
                    1996 between the registrant
                    and HCPI Trust with respect
                    to Countryside Facility
                    (Exhibit 10.23.1).                   (2)

        10.21.2     Lease Agreement dated January 26,
                    1996 between the registrant
                    and Health Care Property
                    Investors with respect to Heritage
                    Health Center Facility (Exhibit
                    10.23.2).                            (2)

        10.21.3     Management Services Agreement
                    between the registrant and
                    Servicemaster Diversified
                    Health Services, L.P. ("Manger")
                    dated June 27, 1996 (Exhibit
                    10.5.1).                             (4)

        10.21.4     Promissory Note dated as of
                    January 26, 1996 in the amount of
                    $3,991,190 from Heritage
                    Hills Retirement, Inc. ("Borrower")
                    to Health Care Property
                    Investors, Inc. ("Lender")
                    (Exhibit 10.23.4).                   (2)

        10.21.5     Loan Agreement dated January 26,
                    1996 between the Borrower
                    and the Lender (Exhibit 10.23.5).    (2)

        10.21.6     Guaranty dated January 26, 1996
                    by the registrant in favor of the
                    Borrower (Exhibit 10.23.6).          (2)

        10.21.7     Deed of Trust with Assignment of
                    Rents, Security Agreement and
                    Fixture Filing dated as of
                    January 26, 1996 by and among Heritage
                    Hills Retirement, Inc.
                    ("Grantor"), Chicago Title Insurance
                    Company ("Trustee") and Health Care
                    Property Investor, Inc.
                    ("Beneficiary") (Exhibit 10.23.7).    (2)

        10.21.8     Lease Agreement dated as of
                    January 26, 1996 between the
                    registrant and Health Care Property
                    Investor, Inc. with respect to Heritage
                    Lodge Facility (Exhibit 10.23.8).      (2)

        10.21.9     Lease Agreement dated as of
                    January 26, 1996 between the
                    registrant and Health Care Property
                    Investor, Inc. with respect to Pine Park
                    Facility (Exhibit 10.23.9).            (2)

        10.21.10   Lease Agreement dated January 26,
                   1996 between the registrant
                   and HCPI Trust with respect
                   to Skylyn Facility (Exhibit 10.23.10).   (2)

        10.21.11   Lease Agreement dated January 26,
                   1996 between the registrant
                   and HCPI Trust with respect
                   to Summit Place Facility (Exhibit
                   10.23.11).                               (2)

        10.21.12   Amendment to Deed of Trust dated
                   April 25, 1996 between Heritage
                   Hills Retirement, Inc.
                   ("Grantor"), and Health Care Property
                   Investors, Inc. ("Beneficiary").         (5)

        10.21.13   First Amendment to Lease Agreement
                   dated March 29, 1996 between
                   registrant and Health Care
                   Property Investors, Inc. with respect
                   to Heritage Health Center.               (5)

10.22   Letter of Intent dated January 31, 1996
        between the registrant and Meditrust
        Acquisition Corporation I relating to
        developments (Exhibit 10.33).                       (2)

10.23   Letter of Intent dated January 31, 1996
        between the registrant and Meditrust
        Acquisition Corporation I relating to
        acquisitions (Exhibit 10.34).                       (2)

10.24   Letter of Intent dated August 13, 1996
        between the registrant and Meditrust
        Acquisition Corporation I relating to
        acquisitions.                                       (5)

10.25   Letter of Intent dated August 13, 1996
        between the registrant and Meditust
        Acquisition Corporation I relating to
        developments.                                       (5)

10.26   DEVELOPMENT PROPERTY IN LEWISTON, IDAHO

        10.26.1  Agreement to Purchase Construction
                 Loan dated January 30, 1997
                 between RMI Capital Management
                 Co. ("Construction Lender")
                 and the registrant.                       (5)

        10.26.2  Construction Loan Agreement between
                 RMI Capital Management
                 Co. ("Lender") and Emeritus
                 Properties II, Inc. ("Borrower").         (5)

        10.26.3  Promissory Note dated January 30,
                 1997 in the amount of
                 $5,080,082.39 between RMI
                 Capital Management Co. ("Holder") and
                 Emeritus Properties II, Inc.
                 ("Maker").                                (5)

        10.26.4  Deed of Trust, Assignment of Rents,
                 Security Agreement and
                 Financing Statement dated
                 January 30, 1997 between Emeritus
                 Properties II, Inc. ("Borrower"
                 or "Grantor"), Alliance Title & Escrow
                 Corp. ("Trustee") and RMI
                 Capital Management Co.
                 ("Beneficiary" or "Lender").             (5)

        10.26.5  Guaranty Agreement dated January 30,
                 1997 between the registrant
                 ("Guarantor") and RMI Capital
                 Management Co. ("Lender").               (5)

10.27   Assignment, Assumption and Consent Agreement
        dated as of April 17, 1995  between the
        registrant and Columbia-Pacific Group,
        Inc. (Exhibit 10.32).                             (1)

10.28   Convertible Debenture Agreement dated as of
        June 10, 1994 among The Standish Care
        Company and the individuals on Schedule I
        attached thereto (Exhibit 10.33).                 (1)

10.29   Registration Rights Agreement dated June 10,
        1994 among The Standish Care Company and
        Columbia-Pacific Group (Exhibit 10.34).           (1)

10.30   Warrant to Purchase Common Stock of The
        Standish Care Company (Exhibit 10.35).            (1)

10.31   DEVELOPMENT PROPERTY IN FAIRFIELD, CALIFORNIA

        10.31.1    Loan Agreement in the amount of
                   $12,800,000 dated January 10, 1997,
                   between Fairfield Retirement
                   Center, LLC ("Borrower") and the Finova
                   Capital Corporation ("Lender").        (5)

        10.31.2  Promissory Note dated January 10,
                 1997 in the amount of
                 $12,800,000 between Fairfield
                 Retirement Center, LLC ("Borrower")
                 and Finova Capital Corporation
                 ("Lender").                              (5)

        10.31.3  Deed of Trust, Security Agreement,
                 Assignment of Leases and Rents
                 and Fixture Filing dated
                 January 10, 1997 between Fairfield
                 Retirement Center, LLC ("Trustor"),
                 Chicago Title Company ("Trustee") and
                 Finova Capital Corporation
                 ("Beneficiary").                        (5)

        10.31.4  Guaranty Agreement dated January 10,
                 1997 between the registrant
                 ("Guarantor") and Finova Capital
                 Corporation ("Lender").                 (5)

10.32   DEVELOPMENT PROPERTY IN PUYALLUP, WASHINGTON

        10.32.1  Loan Agreement dated January 30,
                 1997, between Emeritus Properties
                 III, Inc. ("Maker") and Ocwen
                 Federal Bank FSB ("Payee").             (5)

        10.32.2  Promissory Note dated January 30,
                 1997 in the amount of $6,465,000
                 between Emeritus Properties
                 III, Inc. ("Maker") and Ocwen Federal
                 Bank, FSB ("Payee").                    (5)

        10.32.3  Deed of Trust, Security Agreement,
                 Assignment of Leases and Rents
                 and Fixture Filing dated January
                 30, 1997 between Emeritus Properties
                 III, Inc. ("Borrower"), Chicago
                 Title Insurance Company ("Trustee")
                 and Ocwen Federal Bank, FSB
                 ("Lender").                             (5)

10.33   KIRKLAND LODGE AT LAKESIDE IN KIRKLAND,
        WASHINGTON

        10.33.1   Deed of Trust, Security
                  Agreement, and Assignment of Leases and
                  Rents dated June 15, 1995 among the
                  registrant, Chicago Title Insurance
                  Company and U.S. Bank of Washington,
                  National Association (Exhibit
                  10.39.1).                               (1)

        10.33.2   Construction Loan Agreement dated
                  June 15, among the registrant,
                  Daniel R. Baty and U.S. Bank
                  of Washington (Exhibit 10.39.2).        (1)


        10.33.3   Promissory Note dated June 15,
                  1995 in the amount of $4,820,000
                  from the registrant to U.S.
                  Bank of Washington, National
                  Association (Exhibit 10.39.3).          (1)

        10.33.4     Guaranty dated June 15, 1995 by
                    Daniel R. Baty in favor of U.S.
                    Bank of Washington, National
                    Association (Exhibit 10.39.4).        (1)

10.34   THE PINES AT TEWKSBURY IN TEWKSBURY,
        MASSACHUSETTS

        10.34.1     Lease Agreement dated March 15,
                    1996 between Meditrust
                    Acquisition Corporation I
                    ("Lessor") and Emeritus Properties
                    I, Inc., ("Lessee") with respect to
                    Tewksbury (Exhibit 10.37.1).          (2)

10.35   GARRISON CREEK LODGE IN WALLA WALLA,
        WASHINGTON, CAMBRIA  (FORMERLY CALLED
        ALHAMBRA LODGE) IN EL PASO TEXAS, AND
        SHERWOOD PLACE IN ODESSA, TEXAS.  THE
        FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF
        THOSE EXECUTED IN CONNECTION WITH THESE
        PROPERTIES:

        10.35.1  Lease Agreement dated July, August
                 and September 1996 between
                 the registrant ("Lessee") and
                 American Health Properties, Inc.
                 ("Lessor") (Exhibit 10.3.1).             (4)

        10.35.2   First Amendment to Lease
                  Agreement dated December 31, 1996
                  between the registrant
                  ("Lessee") and AHP of Washington,
                  Inc., ("Lessor").                       (5)

10.36   COBBLESTONE AT FAIRMONT IN MANASSAS, VIRGINIA

        10.36.1     Loan Agreement effective as of
                    October 26, 1995 between the
                    registrant and Health Care
                    REIT, Inc. (Exhibit 10.42.1).         (1)

        10.36.2     Deed of Trust, Security
                    Agreement, Assignment of Leases and
                    Rents and Fixture Filing dated as
                    of October 26, 1995 by the registrant
                    to Health Care REIT, Inc.
                    (Exhibit 10.42.2).                    (1)

        10.36.3     Note dated October 26, 1995 from
                    the registrant to Health Care REIT,
                    Inc. (Exhibit 10.42.3).               (1)

        10.36.4     Unconditional and Continuing
                    Guaranty dated as of October 26,
                    1995 by Daniel R. Baty in
                    favor of Health Care REIT, Inc.
                    (Exhibit 10.42.4).                    (1)

 10.37   ROSEWOOD COURT IN FULLERTON, CALIFORNIA, THE
         ARBOR AT OLIVE GROVE IN PHOENIX, ARIZONA,
         RENTON VILLA IN RENTON, WASHINGTON, SEABROOK
         IN EVERETT, WASHINGTON AND LAUREL LAKE
         ESTATES IN VOORHEES, NEW JERSEY.  THE
         FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF
         THOSE EXECUTED IN CONNECTION WITH THESE
         PROPERTIES:

         10.37.1     Second Amended Lease Agreement
                     dated as of December 30, 1996 by
                     and between the registrant
                     and Health Care Property Investors,
                     Inc.                               (5)





10.38   VICTORIAN MANOR IN SAN FRANCISCO, CALIFORNIA

        10.38.1     Assignment of Purchase Rights and
                    Option Agreement dated
                    September 30, 1995 between
                    the registrant and Daniel R. Baty
                    (Exhibit 10.44.1).                  (1)

        10.38.2     Agreement of Purchase and Sale
                    dated July 1995 between Union
                    Bank and the registrant
                    (Exhibit 10.44.2).                  (1)

10.39   DEVELOPMENT PROPERTY IN WACO AND LONGVIEW,
        TEXAS

        10.39.1     Construction Loan Letter
                    Agreement dated September 12, 1995
                    between the registrant and
                    Fleet National Bank, as amended on
                    November 30, 1995 (Exhibit
                    10.42.1).                           (2)

10.40   COOPER GEORGE PARTNERS LIMITED PARTNERSHIP

        10.40.1     Agreement of Cooper George
                    Partners Limited Partnership dated
                    August 7, 1995 between
                    Emeritus Real Estate IV, L.L.C.
                    ("General Partner") and Bella Torre
                    De Pisa Limited Partnership
                    ("Limited Partner") (Exhibit
                    10.43.1).                           (2)

        10.40.2     Construction Loan Agreement dated
                    December 12, 1995 between
                    Cooper George Partners
                    Limited Partnership (" Borrower") and
                    Intervest-Mortgage Investment Company
                    ("Lender") (Exhibit 10.43.2).        (2)

        10.40.3     Promissory Note dated December
                    1995 between Cooper George
                    Partners Limited Partnership
                    ("Maker") and the Lender (Exhibit
                    10.43.3).                            (2)

        10.40.4     Guaranty dated December 1995 by
                    Daniel R. Baty and Pamela D.
                    Baty ("Guarantor") in favor
                    of the Lender (Exhibit 10.43.4).     (2)

        10.40.5     Deed of Trust, Assignment of
                    Rents and Security Agreement dated
                    December 1995 between Cooper
                    George Partners Limited Partnership
                    ("Grantor"), First American
                    Title Insurance Company ("Trustee")
                    and Intervest-Mortgage
                    Investment Company ("Beneficiary")
                    (Exhibit 10.43.5).                    (2)

10.41   Registration Rights Agreement dated February
        8, 1996 with respect to the registrant's
        6.25% Convertible Subordinated Debentures
        due 2006 (Exhibit 10.44).                         (2)

10.42   Registration Rights Agreement dated February
        8, 1996 with respect to the registrant's
        6.25% Convertible Subordinated Debentures
        due 2006 (Exhibit 10.45).                         (2)











10.43   DEVELOPMENT PROPERTIES IN BEAUMONT, TEXAS,
        MIDLAND, TEXAS, LUBBOCK, TEXAS, AMARILLO,
        TEXAS, CLARKSVILLE, TENNESSEE, WICHITA FALLS
        IN WICHITA FALLS, TEXAS AND SAN ANGELO IN SAN
        ANGELO, TEXAS.  THE FOLLOWING AGREEMENTS ARE
        REPRESENTATIVE OF THOSE EXECUTED IN
        CONNECTION WITH THESE PROPERTIES:

        10.43.1  Lease Agreement dated April and July
                 1996 between ESC I, L.P.
                 ("Lessee") and Meditrust
                 Acquisition Corporation I ("Lessor")
                 (Exhibit 10.2.1).                      (3)

        10.43.2  Leasehold Improvement Agreement
                 dated April 15, 1996 between
                 Meditrust Acquisition
                 Corporation I ("Lessor") and ESC
                 I, L.P. ("Lessee") (Exhibit 10.2.2).    (3)

10.44   BARRINGTON PLACE IN LECANTO, FLORIDA AND
        SPRINGTREE IN SUNRISE, FLORIDA.  THE
        FOLLOWING AGREEMENT IS REPRESENTATIVE OF
        THOSE EXECUTED IN CONNECTION WITH THESE
        PROPERTIES:

        10.44.1  Lease Agreement dated May 1, 1996
                 between Emeritus Properties I,
                 Inc. ("Lessee") and Meditrust
                 Acquisition Corporation I
                 ("Lessor") (Exhibit 10.3.1).            (3)

10.45   LAUREL PLACE (FORMERLY GOLDEN PARK) IN SAN
        BERNARDINO, CALIFORNIA

        10.45.1  Purchase and Sale Agreement dated
                 January 24, 1996 between Western
                 Biologics Inc., ("Seller"), Nancy
                 F. Feinstein and Jay L. Feinstein
                 ("Seller") and the registrant
                 ("Purchaser") (Exhibit 10.4.1).         (3)

10.46   LAKEWOOD INN IN COEUR D'ALENE, IDAHO,
        EVERGREEN LODGE (FORMERLY THE WOODWAY INN) IN
        FEDERAL WAY, WASHINGTON, GREENVILLE IN
        GREENVILLE, SOUTH CAROLINA, GRAND TERRACE IN
        GRAND TERRACE, CALIFORNIA, RIDGE WIND IN
        CHUBBOCK, IDAHO AND OCEAN SHORES IN OCEAN
        SHORES, WASHINGTON.  THE FOLLOWING AGREEMENT
        IS REPRESENTATIVE OF THOSE EXECUTED IN
        CONNECTION WITH THESE PROPERTIES:

        10.46.1  Lease Agreement dated April and June
                 1996 between Emeritus
                 Properties I, Inc. ("Lessee")
                 and Meditrust Acquisition Corporation
                 I ("Lessor") (Exhibit 10.5.1).        (3)

10.47   LAKEWOOD INN IN COEUR D' ALENE, IDAHO,
        GREENVILLE IN GREENVILLE, SOUTH CAROLINA AND
        OCEAN SHORES IN OCEAN SHORES, WASHINGTON.
        THE FOLLOWING AGREEMENT IS REPRESENTATIVE OF
        THOSE EXECUTED IN CONNECTION WITH THESE
        PROPERTIES:

        10.47.1  Leasehold Improvement Agreement
                 dated April and June 1996 between
                 Meditrust Acquisition
                 Corporation I ("Lessor") and Emeritus
                 Properties I ("Lessee")
                 (Exhibit 10.6.1).                      (3)




10.48   DEVELOPMENT PROPERTY IN BOZEMAN, MONTANA

        10.48.1  Agreement to Purchase Construction
                 Loan dated May 30, 1996
                 between RMI Capital Management
                 Co. ("Construction Lender")
                 and Emeritus Corporation
                 (Exhibit 10.7.1).                      (3)

        10.48.2  Construction Loan Agreement between
                 RMI Capital Management
                 Co. ("Lender") and Emeritus
                 Properties II, Inc. ("Borrower")
                 (Exhibit 10.7.2).                      (3)

        10.48.3  Promissory Note dated May 30, 1996
                 in the amount of $4,695,000
                 between RMI Capital Management
                 Co. ("Holder") and Emeritus
                 Properties II, Inc. ("Maker")
                 (Exhibit 10.7.3).                      (3)

        10.48.4  Security Agreement dated May 30,
                 1996 between Emeritus
                 Properties II, Inc. ("Debtor")
                 and RMI Capital Management Co.
                 ("Secured Party") (Exhibit
                 10.7.4).                               (3)

        10.48.5  Deed of Trust, Assignment of Rents,
                 Security Agreement and
                 Financing Statement dated May
                 30, 1996 between Emeritus
                 Properties II, Inc. ("Borrower"
                 or "Grantor"), American Land Title
                 Company ("Trustee") and RMI
                 Capital Management Co.
                 ("Beneficiary" or "Lender")
                 (Exhibit 10.7.5).                      (3)

        10.48.6  Guaranty Agreement dated May 30,
                 1996 between Emeritus
                 Corporation ("Guarantor") and
                 RMI Capital Management Co.
                 ("Lender") (Exhibit 10.7.6).           (3)

10.49   Office Lease Agreement dated April 29, 1996
        between Martin Selig ("Lessor") and the
        registrant ("Lessee") (Exhibit 10.8).
                                                        (3)
10.50   THE LODGE AT MAINLANDS IN PINELLAS PARK,
        FLORIDA, COLONIAL PARK CLUB IN SARASOTA,
        FLORIDA, FAIRHAVEN ESTATES IN BELLINGHAM,
        WASHINGTON, HIGHLAND HILLS IN POCATELLO,
        IDAHO AND ANDERSON PLACE IN ANDERSON, SOUTH
        CAROLINA.  THE FOLLOWING AGREEMENTS ARE
        REPRESENTATIVE OF THOSE EXECUTED IN
        CONNECTION WITH THESE PROPERTIES:

        10.50.1  Lease Agreement dated August and
                 October 1996 between Emeritus
                 Properties I, Inc. ("Lessee")
                 and Meditrust Acquisition Corporation
                 I ("Lessor") (Exhibit 10.1.1).         (4)

10.51   COLONIAL PARK CLUB IN SARASOTA, FLORIDA.

        10.51.1  Leasehold Improvement Agreement
                 dated August 21, 1996 between
                 Emeritus Properties I, Inc.
                 ("Lessee") and Meditrust Acquisition
                 Corporation I ("Lessor")
                 (Exhibit 10.2.1).                      (4)











10.52   COLONIE MANOR IN LATHAM, NEW YORK, BASSETT
        MANOR IN WILLIAMSVILLE, NEW YORK, WEST SIDE
        MANOR IN LIVERPOOL, NEW YORK, BELLEVUE MANOR
        IN SYRACUSE, NEW YORK, PERINTON PARK MANOR IN
        FAIRPORT, NEW YORK, BASSETT PARK MANOR IN
        WILLIAMSVILLE, NEW YORK, WOODLAND MANOR IN
        VESTAL, NEW YORK, EAST SIDE MANOR IN
        FAYETTEVILLE, NEW YORK AND WEST SIDE MANOR IN
        ROCHESTER, NEW YORK.  THE FOLLOWING AGREEMENT
        IS REPRESENTATIVE OF THOSE EXECUTED IN
        CONNECTION WITH THESE PROPERTIES:

        10.52.1  Lease Agreement dated September 1,
                 1996 between Philip Wegman
                 ("Landlord") and Painted Post
                 Partners ("Tenant") (Exhibit 10.4.1). (4)

        10.52.2  Management Services Agreement dated
                 September 2, 1996 between
                 the registrant and Painted Post
                 Partners ("Operator") (Exhibit 10.4.2).(4)

10.53   CAMLU IN COUER D'ALENE, IDAHO

        10.53.1  Management Serviced Agreement
                 between the Registrant ("Manager")
                 and Columbia House, LLC
                 ("Lessee") dated November 1, 1996
                 (Exhibit 10.6.1).                      (4)

10.54   THE HEARTHSTONE IN MOSES LAKE, WASHINGTON

        10.54.1  Purchase and Sale Agreement dated
                 August 20, 1996 between the
                 registrant ("Purchaser") and
                 Hearthstone-5K Family Limited
                 Partnership ("Seller") (Exhibit
                 10.7.1).                               (4)

        10.54.2  Loan Agreement dated October 30,
                 1996 between the registrant and
                 Washington Mutual Bank
                 ("Holder") (Exhibit 10.7.2).           (4)

        10.54.3  Deed of Trust, Security Agreement,
                 Assignment of Leases and
                 Rents and Fixture Filing dated
                 October 30, 1996 by the registrant
                 ("Grantor"), Chicago Title
                 Insurance Company ("Trustee"), and
                 Washington Mutual Bank
                 ("Beneficiary") (Exhibit 10.7.3).      (4)

        10.54.4    First Amendment to Purchase and
                   Sale Agreement dated November 1,
                   1996 between the registrant
                   ("Purchaser") and Hearthstone-5K
                   Family  Limited Partnership
                   ("Seller").                          (5)

        10.54.5    Promissory Note dated October 30,
                   1996 in the amount of $4,160,000
                   between the registrant and
                   Washington Mutual Bank ("Holder").   (5)

10.55   VICKERY TOWERS (FORMERLY BELMONT TOWERS) IN
        DALLAS, TEXAS

        10.55.1   Promissory Note dated November 26,
                  1996 in the amount of
                  $17,000,000 between ESC II, L.P.
                  ("Maker") and GMAC Commercial
                  Mortgage Corporation ("Payee").        (5)

        10.55.2   Construction Loan Agreement dated
                  November 26, 1996 by ESC II,
                  L.P., (Borrower) and GMAC
                  Commercial Mortgage Corporation
                  ("Lender").                            (5)

        10.55.3   Deed of Trust, Mortgage and
                  Security Agreement dated as of
                  of November 26, 1996 by ESC
                  II, L.P. ("Grantor") to Andrew D.
                  Rocker, Trustee.                       (5)

        10.55.4  Guaranty Agreement dated November
                 26, 1996 between Emeritus
                 Corporation ("Guarantor") and
                 GMAC Commercial Mortgage
                 Corporation ("Creditor").               (5)

10.56   CONCORDE IN LAS VEGAS, NEVADA

        10.56.1  Purchase and Sale Agreement dated
                July 9, 1996 between the
                registrant ("Purchaser") and
                Sunday Estates, Inc. ("Seller").         (5)

        10.56.2    First Amendment to Purchase and
                   Sale Agreement dated July 11, 1996
                   between the registrant the
                   Seller.                               (5)

        10.56.3  Promissory Note dated November 18,
                 1996 in the amount of
                 $4,000,000 between the
                 registrant ("Maker") and Sunday
                 Estates, Inc. ("Payee").                (5)

        10.56.4  All-Inclusive Deed of Trust and
                 Assignment of Rents dated November
                 18, 1996 between the registrant
                 ("Trustor"), Fidelity National Title
                 Agency of Nevada, Inc.
                 ("Trustor") and Sunday Estates, Inc.,
                 ("Beneficiary").                         (5)

        10.56.5   Addendum to All-Inclusive Deed
                  of Trust and Assignment of Rents
                  dated November 18, 1996 between
                  the Trustor and the ("Beneficiary").    (5)

10.57   DEVELOPMENT PROPERTIES IN HUTCHINSON, KANSAS
        AND RIDGELAND, MISSISSIPPI. THE FOLLOWING
        AGREEMENTS ARE REPRESENTATIVE OF THOSE
        EXECUTED IN CONNECTION WITH THESE PROPERTIES:

        10.57.1  Lease Agreement dated March 1996
                 between Emeritus Properties I,
                 Inc. ("Lessee") and Meditrust
                 Acquisition Corporation I ("Lessor").    (5)

        10.57.2  Leasehold Improvement Agreement
                 dated March 1996 between
                 Meditrust Acquisition                    (5)
                 Corporation I ("Lessor") and Emeritus
                 Properties I, Inc.

10.58   DEVELOPMENT PROPERTIES IN AUBURN,
        MASSACHUSETTS, LOUISVILLE, KENTUCKY AND ROCKY
        HILL, CONNECTICUT.  THE FOLLOWING AGREEMENTS
        ARE REPRESENTATIVE OF THOSE EXECUTED IN
        CONNECTION WITH THESE PROPERTIES:

        10.58.1  Lease Agreement dated February 1996
                 between the registrant
                 ("Lessee") and LM Auburn
                 Assisted Living LLC, and LM Louisville
                 Assisted Living LLC,
                 ("Landlords") with respect to the
                 development properties in Auburn and
                 Louisville.                              (5)

        10.58.2     Amended and Restated Lease
                    Agreement dated February 26, 1996
                    between the registrant
                    ("Lessee") and LM Rocky Hill
                    Assisted Living Limited Partnership,
                    ("Landlord") with respect to the
                    development property in Rocky Hill.   (5)

        10.58.3  Lease Agreement dated October 10,
                 1996 between the registrant
                 ("Lessee") and LM Chelmsford
                 Assisted Living LLC, ("Landlord")
                 with respect to the development
                 property in Boston.                      (5)

        10.58.4   Promissory Note in the amount of
                  $1,255,000 dated December 1996
                  between the registrant
                  ("Lender") and LM Auburn Assisted Living
                  LLC, ("Borrower") with respect
                  to the development property in Auburn.   (5)

        10.58.5  Promissory Note in the amount of
                 $1,450,000 dated January 1997
                 between the registrant
                 ("Lender") and LM Louisville Assisted
                 Living LLC, ("Borrower") with respect
                 to the development property in
                 Louisville.
                                                            (5)
        10.58.6  Promissory Note in the amount of
                 $1,275,000 dated January 1997
                 between the registrant
                 ("Lender") and LM Rocky Hill Assisted
                 Living Limited Liability Partnership,
                 ("Borrower") with respect to the
                 development property in Rocky Hill.        (5)

        10.58.7  Promissory Note in the amount of
                 $300,000 dated January 1997
                 between the registrant ("Lender")
                 and LM Chelmsford Assisted
                 Living LLC, ("Borrower") with respect
                 to the development property in Boston.     (5)

10.59   BENEVA PARK CLUB, CENTRAL PARK VILLAGE,
        COLLEGE PARK CLUB, PARK CLUB BRANDON, PARK
        CLUB FORT MYERS AND PARK CLUB OAKBRIDGE, THE
        PINES AT TEWKSBURY AND THE TERRACE.  THE
        FOLLOWING DOCUMENTS ARE REPRESENTATIVE OF
        THOSE EXECUTED IN CONNECTION WITH THESE
        PROPERTIES:

        10.59.1  First Amendment to Facility Lease
                 dated December 31, 1996 between
                 Meditrust Acquisition
                 Corporation I  ("Lessor") and Emeritus
                 Properties I, Inc. ("Lessee").             (5)

        10.59.2    Amended and Restated Memorandum of
                   Lease dated December 31,
                   1996 between Meditrust
                   Acquisition Corporation I  ("Lessor")
                   and Emeritus Properties I, Inc.
                   ("Lessee").                              (5)

10.60   EVERGREEN LODGE IN FEDERAL WAY, WASHINGTON

        10.60.1  First Amendment to Facility Lease
                 dated December 31, 1996 between
                 Meditrust Acquisition
                 Corporation I  ("Lessor") and Emeritus
                 Properties I, Inc. ("Lessee").             (5)

        10.60.2  Amended and Restated Memorandum of
                 Lease dated December 31,
                 1996 between Meditrust
                 Acquisition Corporation I  ("Lessor")
                 and Emeritus Properties I, Inc.
                 ("Lessee").                                (5)

 21.1   Subsidiaries of the registrant.                 (5)

 23.1   Consent of KPMG Peat Marwick LLP                (5)

 27.1   Financial Data Schedule.                        (5)


  (1) Incorporated by reference to the indicated exhibit filed with the Company's Registration
         Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.

  (2) Incorporated by reference to the indicated exhibit filed with the Company's Annual
         Report on Form 10-K (File No. 1-14012) on
         March 29, 1996.

  (3) Incorporated by reference to the indicated exhibit filed with the Company's Second
         Quarter Report on Form 10-Q (File No. 1-
         14012) on August 14, 1996.

  (4) Incorporated by reference to the indicated exhibit filed with the Company's Third
         Quarter Report on Form 10-Q (File No. 1-
         14012) on November 14, 1996.

  (5)    Filed herewith.