Form 10-Q
period 1997-03-31
EMERITUS CORP\WA\
filed 1997-05-15
CIK 1001604

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

     For the quarterly period ended March 31, 1997.

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number   1-14012

                      EMERITUS CORPORATION
     (Exact name of registrant as specified in its charter)

              FOR THE QUARTER ENDED MARCH 31, 1997

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

                      (X) Yes         ( ) No


As of May 14, 1997, there were 11,000,000 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                      EMERITUS CORPORATION

                              Index


                  Part I. Financial Information

Item 1.   Financial Statements:                             Page No.
                                                            --------
          Condensed Consolidated Balance Sheets as of
          December 31, 1996 and March 31, 1997............     1

          Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 1996 and
          1997............................................     2

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1996 and
          1997............................................     3

          Notes to Condensed Consolidated Financial
          Statements......................................     4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...     7


                   Part II. Other Information

Item 6.   Exhibits........................................     14

          Signatures......................................     16

 Note: Items 1-5 of Part II are omitted because they are not applicable

                      EMERITUS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
              December 31, 1996 and March 31, 1997
                (In thousands, except share data)

                             ASSETS

                                                                March 31,
                                                 December 31,     1997
                                                     1996      (unaudited)
                                                 ------------  -----------
Current Assets:
  Cash and cash equivalents.....................   $ 23,039      $  7,274
  Current portion of restricted deposits........        934           299
  Trade accounts receivable.....................      1,713         1,611
  Prepaid expenses and other current assets.....      4,561         6,529
  Investment securities available for sale......      2,152         2,519
  Property held for sale........................         -         25,249
                                                 ------------  -----------
          Total current assets..................     32,399        43,481
                                                 ------------  -----------
Property and equipment, net.....................     97,150        85,282
Property held for development...................      8,796         9,101
Notes receivable from and investments in
  affiliates....................................      2,464         4,092
Lease acquisition costs, net....................      8,127         7,969
Other assets, net...............................      9,102         9,966
                                                 ------------  -----------
          Total assets..........................   $158,038      $159,891
                                                 ============  ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings.........................   $     -       $  1,957
  Current portion of long-term debt.............      5,816        16,068
  Trade accounts payable........................      4,707         5,759
  Construction advances - leased communities....      6,387            -
  Other current liabilities.....................      5,732         5,918
                                                 ------------  -----------
          Total current liabilities.............     22,642        29,702
                                                 ------------  -----------
Security deposits...............................      1,014           986
Other long-term liabilities.....................      3,740         5,602
Deferred gain on sale of communities............      9,433         9,171
Deferred income.................................        843           694
Convertible debentures..........................     32,000        32,000
Long-term debt, less current portion............     60,260        57,260
                                                 ------------  -----------
          Total liabilities.....................    129,932       135,415
                                                 ------------  -----------
Minority interest...............................      1,918         1,776
Shareholders' Equity:
 Preferred stock, $.0001 par value. Authorized
   5,000,000 shares; no shares issued and
   outstanding..................................         -             -
 Common stock, $.0001 par value. Authorized
   40,000,000 shares; issued and outstanding
   11,000,000 shares............................          1             1
  Additional paid-in capital....................     44,787        44,787
  Unrealized gain on investment securities......         18           102
  Accumulated deficit...........................    (18,618)      (22,190)
                                                 ------------  -----------
          Total shareholders' equity............     26,188        22,700
                                                 ------------  -----------
          Total liabilities and shareholders'
            equity..............................   $158,038      $159,891
                                                 ============  ===========

   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1996 and 1997
                           (unaudited)
              (In thousands, except per share data)

                                              Three months ended
                                                   March 31,
                                             --------------------
                                               1996       1997
                                             ---------  ---------
Revenues:
  Rent......................................  $11,215    $20,731
  Service fees..............................    1,302      3,771
                                             ---------  ---------
          Total operating revenues..........   12,517     24,502
                                             ---------  ---------
Expenses:
  Community operations......................    8,809     16,947
  General and administrative................      982      2,207
  Depreciation and amortization.............      910      1,169
  Rent......................................    1,984      6,843
                                             ---------  ---------
          Total operating expenses..........   12,685     27,166
                                             ---------  ---------
          Loss from operations..............     (168)    (2,664)
                                             ---------  ---------
Other income (expense):
  Interest expense, net.....................   (1,105)      (728)
  Other, net................................      (13)      (180)
                                             ---------  ---------
          Net other expense.................   (1,118)      (908)
                                             ---------  ---------
          Net loss..........................
                                             $ (1,286)  $ (3,572)
                                             =========  =========
Net loss per share.......................... $  (0.12)  $  (0.32)
                                             =========  =========
Weighted average number of common shares
  outstanding............................... 11,000     11,000
                                             =========  =========



   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 1996 and 1997
                           (unaudited)
                         (In thousands)

                                                     Three months ended
                                                         March 31,
                                                    --------------------
                                                      1996       1997
                                                    ---------  ---------
Net cash provided by (used in) operating
  activities (including changes in all operating
  assets and liabilities)..........................  $   188   $ (1,427)
                                                    ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment............  (18,141)    (7,692)
  Acquisition of property held for development.....   (4,652)    (2,321)
  Proceeds from sale of property and equipment.....   47,293        -
  (Purchase)/sale of investment securities, net....     (807)      (269)
  Construction advances - leased communities.......       -       5,092
  Construction expenditures - leased communities...       -     (12,043)
  Advances to affiliates...........................       -      (1,228)
  Acquisition of interest in affiliates............       -        (678)
                                                    ---------  ---------
          Net cash provided by (used in) investing
            activities.............................   23,693    (19,139)
                                                    ---------  ---------
Cash flows from financing activities:
  Restricted deposits..............................   (3,964)      (298)
  Proceeds from short-term borrowings, net.........       -       1,957
  Debt issue and other financing costs.............   (5,044)       -
  Proceeds from long-term borrowings...............    8,883      7,386
  Proceeds from issuance of convertible
    debentures.....................................   30,720        -
  Repayment of long-term borrowings................  (41,041)    (4,244)
  Other............................................      (47)       -
                                                    ---------  ---------
          Net cash provided by (used in) financing
            activities.............................  (10,493)     4,801
                                                    ---------  ---------
          Net increase (decrease) in cash..........   13,388    (15,765)

Cash at the beginning of the period................    9,507     23,039
                                                    ---------  ---------

Cash at the end of the period......................  $22,895   $  7,274
                                                    =========  =========


Supplemental disclosure of cash flow information -
  cash paid during the period for interest.........  $ 1,212   $  1,372
                                                    =========  =========

Noncash investing and financing activities -
  acquisition of a community:
  Assets acquired..................................       -    $  4,200
  Liabilities assumed..............................       -       3,850
Transfer of property held for development to
  property and equipment...........................       -       6,998
Transfer of property and equipment to property held
  for sale.........................................       -      25,249
Vehicle acquisition through debt financing.........       -         323




   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, ("the Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1996 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 Form 10-K filed March 31, 1997 by the Company under the Securities Act of 1934, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

     Certain reclassifications of the 1996 amounts have been made to conform to the 1997 presentation.

2.    ACQUISITIONS

     During the year ended December 31, 1996 and the three months ended March 31, 1997, the Company completed several acquisitions of assisted-living, independent-living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill or identifiable intangibles were recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions. Summary information concerning the acquisitions is as follows:

                                                     Total
    Communities acquired       Acquisition date  purchase price    Units
    ---------------------      ----------------  --------------    -----
                                                 (in thousands)
Heritage Hills Retirement....  February 1, 1996     $  4,338        100
Lakewood Inn (1).............  March 1, 1996           2,800         47
Laurel Place (formerly Golden
  Park)......................  April 25, 1996          2,100         72
Madison Glen (formerly
  Sunshine Manor)............  May 15, 1996            3,842        140
The Hearthstone..............  November 1996           5,200         84
Concorde.....................  November 1996           8,400        116
Other 1996 Acquisitions......  Various                 8,202        272
Villa Del Rey................  March 19, 1997          4,252         84
                                                 --------------  ---------
                                                     $39,134        915
                                                 --------------  ---------


(1)  Refinanced through a sale/leaseback with a REIT.
     Lease includes an initial term of 13 years and four five-year renewal options. Upon completion of a $7.1 million expansion project annual lease payments will be approximately $714,000. The Company has no continuing involvement outside of operating the community.

     The foregoing purchases have generally been financed through borrowings.

                      EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDTED FINANCIAL STATEMENTS - (Continued)


     During the year ended December 31, 1996, the Company completed several acquisitions of communities through lease financing transactions with certain Real Estate Investment Trusts' (REITs'), pursuant to which the REITs' leased such communities to the Company under operating leases. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates the leases commenced for those communities not previously owned.

                                     Lease          Initial         Renewal        Annual
     Communities leased        Acquisition date   Lease Term        Options         Rent      Units
     -------------------       ----------------    ----------        --------         ----      -----
Carolina Communities(1)......  February 1996      15 years       Three five-year   $ 4,145,607    648
Evergreen Lodge..............  April 1996         13 years       Four five-year        572,569     98
Rosewood Court (2)...........  April 1996         14 yrs/9 mos   Three five-year       393,200     71
Barrington Place.............  May 1996           11 yrs/11 mos  Four five-year        413,601     80
Springtree...................  May 1996           11 yrs/11 mos  Four five-year      1,410,353    185
The Terrace(3)...............  August 1996        11 yrs/8 mos   Four five-year        416,887     88
Lodge at Mainlands...........  August 1996        11 yrs/7 mos   Four five-year        924,530    154
Colonial Park Club...........  August 1996        11 yrs/7 mos   Four five-year        770,862     90
Ridge Wind...................  August 1996        11 yrs/8 mos   Four five-year        458,061     80
Other 1996 Leases............  October 1996       11 years       Four five-year      1,753,006    226
Wegman Communities(4)........  November 1996      15 years       Two five-year       4,975,000    738
                                                                                   -----------  -----
                                                                                   $16,233,676  2,458
                                                                                   ===========  =====


(1) Consists of 10 long-term-care communities located in North and South Carolina.
(2) Originally acquired in 1995, refinanced through a sale/leaseback with a REIT. The Company has no continuing involvement outside of operating the community.
(3) Originally acquired in 1996, refinanced through a sale/leaseback with a REIT. The Company has no continuing involvement outside of operating the community.
(4) Consists of 9 long-term-care facilities located in New York.

     The following summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions, acquisitions through lease financings and sale/leaseback financings had been consummated as of January 1, 1996, after including the impact of certain adjustments such as depreciation on assets acquired and interest expense on acquisition financing.

                                  Three months ended March 31,
                              -------------------------------------
                                    1996                1997
                              -----------------   -----------------
                              (In thousands, except per share data)
Revenue......................      $23,174             $24,676

Net loss.....................       (1,945)             (3,648)

Net loss per share...........      $ (0.18)            $ (0.33)


     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

                      EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDTED FINANCIAL STATEMENTS - (Continued)


3.    PROPERTY HELD FOR SALE

     At March 31, 1997, the Company has commitments with a REIT to refinance four existing communities and two developments (the "Properties Held For Sale" or "Properties") through sale/leaseback transactions, pursuant to which the REIT will acquire the Properties and lease such Properties back to the Company under operating lease agreements. Of the $25.2 million in Properties Held For Sale, $15.2 million represents existing communities securing $8.8 million of related long-term debt and $8.2 million represents developments securing $5.2 million in related construction financing. The remaining $1.8 million represents land located in Maryland.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OVERVIEW

     Since it's organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the three months ended March 31, 1996 and 1997, the Company generated total operating revenues of $12.5 million and $24.5 million, respectively. As of March 31, 1997, the Company's accumulated deficit was $22.2 million and its total shareholders' equity was $22.7 million. For the three months ended March 31, 1996 and 1997, the Company generated net losses of $1.3 million and $3.6 million, respectively.

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

      As of May 9, 1997, the Company holds ownership, leasehold or management interests in 85 residential communities (the "Operating Communities") consisting of approximately 7,500 units, located in 19 states. Of the 85 Operating Communities two newly developed communities were opened during each of the first and second quarters of 1997. In addition to the 85 Operating Communities, three communities have received their certificate of occupancy and are expected to receive their operating license during the second quarter of 1997. The Company also completed construction on an expansion to an existing community. In addition, the Company has agreements to purchase 7 additional existing communities located in two states and Canada and a letter of intent to purchase one additional existing community in
Oklahoma ("Pending Acquisitions").    The Pending Acquisitions
contain an aggregate of approximately 500 units and are expected to close during 1997. The Company owns, has a leasehold interest in or has acquired an option to purchase development sites for 31 new assisted-living communities (the "Development Communities"). Twelve of the Development Communities are currently under construction, ten of which are scheduled to open during 1997.
The Company leases 63 of its Operating Communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 19 communities, manages two communities and has a joint venture and management interest in one community. Assuming completion of the Pending Acquisitions and Development Communities scheduled to open throughout 1997, the Company will own, lease or manage 106 properties in 26 states and Canada, containing an aggregate of approximately 9,000 units with a capacity of over 10,400 residents. Additionally, the Company holds a minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 17 assisted-living communities consisting of approximately 900 units. There can be no assurance, however, that the Pending Acquisitions and Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control. From time to time, the Company also manages assisted-living communities owned or leased by others, but historically this activity has not been material to the Company's business or revenue.

     When used in this discussion, the words "believes," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Factors Affecting Future Results and Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


RECENT EVENTS

      Subsequent to the end of the first quarter of 1997, the Company acquired three communities through a lease financing transaction, acquired three communities financed through borrowings and completed construction on four newly developed communities, one of which has received its license to operate and the remaining three are expected to receive their license during the second quarter of 1997. Additionally, the Company completed construction on a 62 unit expansion to an existing community and entered into an agreement with an affiliate to provide administrative services for an independent-living community located in South Carolina. See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items of the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.




                                    Percentage of Revenues   Period to Period
                                          March 31,             Percentage
                                    ----------------------  Increase (Decrease)
                                       1996        1997          1996-1997
                                    ----------  ----------  -------------------
Revenues..........................      100 %       100 %           96 %

Expenses:
  Community operations............       70          69             92
  General and administrative......        8           9            125
  Depreciation and amortization...        7           5             28
  Rent............................       16          28            245
                                    ----------  ----------  -------------------
    Total operating expenses......      101         111            114
                                    ----------  ----------  -------------------
    Loss from operations..........       (1)        (11)          1486
                                    ----------  ----------  -------------------
Other expense:
  Interest expense, net...........        9           3            (34)
  Other, net......................        -           1           1285
                                    ----------  ----------  -------------------
  Net loss........................      (10)%       (15)%          178 %
                                    ==========  ==========  ===================


THREE  MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE  MONTHS
ENDED MARCH 31, 1996

     REVENUES. Total operating revenues for the three months ended March 31, 1997 were $24.5 million, representing a $12.0 million, or 96%, increase over operating revenues of $12.5 million for the comparable period in 1996. Substantially all of this increase resulted from the opening of new developments and the acquisition of 37 communities between March 31, 1996 and 1997. The Company ended with 41 and 77 communities as of March 31, 1996 and March 31, 1997, respectively.

     COMMUNITY OPERATIONS. Expenses for community operations for the three months ended March 31, 1997 were $16.9 million, representing an $8.1 million, or 92% increase over $8.8 million for the comparable period in 1996, primarily due to the Company's opening or the acquisition of 36 communities between March 31, 1996 and 1997. As a percentage of total operating revenues, expenses for community operations decreased to 69% for the three months ended March 31, 1997, from 70% for the comparable period in 1996.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1997 were $2.2 million, representing an increase of $1.2 million, or 125% from $982,000 for the comparable period in 1996. As a percentage of total operating revenues, general and administrative expenses increased to 9% for the three months ended March 31, 1997, from 8% for the comparable period in 1996. The increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's acquisition and development program. General and administrative costs are expected to continue to increase at least through 1997 as the Company acquires additional existing communities and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1997 was $1.2 million, or 5% of total operating revenues, compared to $910,000 or 7% of total operating revenues, for the comparable period in 1996. The dollar increase was primarily due to the Company's opening new developments and the acquisition of six communities owned by the Company between march 31, 1996 and 1997. The decrease as a percentage of revenue was due to the increase in the number of communities financed through lease or
sale/leaseback transactions.   The Company owned 16 of its 77
communities at March 31, 1 997 compared to 13 of its 41 communities at march 31, 1996.

     RENT. Rent expense for the three months ended March 31, 1997 was $6.8 million, representing an increase of $4.8 million, or 245% from rent expense of $2.0 million for the comparable period in 1996. As a percentage of total operating revenues, rent expense increased to 28% for the three months ended March 31, 1997, from 16% for the comparable period in 1996. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 58 out of 77 of its residential communities as of March 31, 1997 compared to 27 out of 41 communities as of March 31, 1996. Rent expense is expected to continue to increase as the Company refinances owned communities through sale/leaseback transactions and acquires additional communities through lease financing transactions.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended March 31, 1997 was $728,000 compared to $1.1 million for the comparable period in 1996, decreasing as a percentage of total operating revenues to 3% for the three months ended March 31, 1997 from 9% for the comparable period in 1996. The dollar decrease was due to the repayment of existing mortgage debt with lower rate convertible debenture proceeds and refinancing of mortgage indebtedness through sale/leaseback transactions.



COMMUNITY COMPARISON

          The Company operated 19 communities ("Same Community") on a comparable basis during both the three months ended March 31, 1996 and 1997. Average occupancy for the three months ended March 31, 1997 was at 90% compared to 92% for the three months ended March 31, 1996 while net operating margins increased by $167,000 to 34% on revenue of $7.8 million as compared to 32% on revenue of $7.9 million for the three months ended March 31, 1996. Same Community pre-tax income increased by 350% to $527,000 before corporate overhead compared to the comparable period last year.

     For the three months ended March 31, 1997, the Company had 41 communities that had achieved average occupancy in excess of 90% and had been operated by the Company for at least one month during the first quarter of 1997 ("Group One Communities") and 36 communities that had average occupancy of less than 90%, which includes 22 newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment ("Group Two Communities"). The following tables set forth a comparison of Group One and Group Two communities results of operations for the three months ended March 31, 1997.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

                                              Three Months Ended March 31, 1997
                                                        (In thousands)

                                      Group One      Group Two
                                     Communities    Communities                  Three
                                    (Greater than   (Less than               Months Ended
                                    90% Occupied)  90% Occupied)  Overhead  March 31, 1997
                                    -------------  -------------  --------   --------------
Revenue...........................      $17,423       $ 7,074     $     5       $24,502
Community operating expense.......       10,811         6,136          -         16,947
                                    -------------  -------------  --------   --------------
  Community operating income......        6,612           938           5         7,555
                                    -------------  -------------  --------   --------------
General and administrative........          -             -         2,207         2,207
Depreciation and amortization               384           661         124         1,169
Rent..............................        4,404         2,333         106         6,843
                                    -------------  -------------  --------   --------------
  Operating income (loss).........        1,824        (2,056)     (2,432)       (2,664)
                                    -------------  -------------  --------   --------------
Interest income (expense), net....         (422)         (635)        329          (728)
Other income (expense)............           44            20        (244)         (180)
                                    -------------  -------------  --------   --------------
  Net income (loss)...............      $ 1,446       $(2,671)    $(2,347)      $(3,572)
                                    =============  =============  ========   ==============



     Net income for the three months ended March 31, 1997 for the Group One Communities was $1.4 million, representing a $646,000 or 81% increase from net income of $800,000 for the three months ended December 31, 1996, primarily due to the acquisition of 10 communities on November 1, 1996. Average occupancy for the Group One Communities remained at 95% for the three months ended March 31, 1997 while net operating margins increased by $1.2 million to 38% as compared to 34% for the three months ended December 31, 1996. The total number of Group One Communities increased by one during the first quarter of 1997 compared to the fourth quarter of 1996 due to a reclassification from Group Two Communities.

     Net losses for the three months ended March 31, 1997 for the Group Two Communities were $2.7 million, representing a $162,000 or 6% increase over net losses of $2.5 million for the three months ended December 31, 1996. The increase is primarily due to openings of new developments late in the fourth quarter of 1996 and during the first quarter of 1997 and the acquisition of one community in the first quarter of 1997. Average occupancy for the Group Two Communities was 48% for the three months ended March 31, 1997 as compared to 51% for the three months ended December 31, 1996. The decrease in average occupancy is primarily a result of the opening of five newly developed communities during the first quarter of 1997. The total number of Group Two Communities had a net five increase during the first quarter of
1997.   This increase was due to the opening of five newly
developed communities by the Company, one acquired community and one community which was reclassified to Group One Communities.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1996 and 1997, net cash flow provided by (used in) operating activities was $188,000 and $(1.4) million, respectively. During the three months ended March 31, 1997, the Company obtained $7.4 million and repaid $4.2 million in long-term debt, respectively, including refinancing $1.8 million and repaying $2.1 million in long-term debt on two assisted-living communities located in Arizona and obtained $2.0 million in short-term borrowings. The Company purchased additional property and equipment and property held for development of $10.0 million. At March 31, 1997, the Company has commitments with a REIT to refinance four existing communities and two developments (the "Properties Held For Sale" or "Properties") through sale/leaseback transactions, pursuant to which the REIT would acquire the Properties and lease such Properties back to the Company under operating lease agreements. Of the $25.2 million in Properties Held For Sale, $15.2 million represents existing communities securing $8.8 million of related long-term debt and $8.2 million represents developments securing $5.2 million in related construction financing. The remaining $1.8 million represents land located in Maryland. During the three months ended March 31, 1996, the Company obtained $47.3 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage debt of $31.6 million as well as $9.4 million of unrelated mortgage debt. The Company also incurred additional long-term debt of $39.6 million, including $30.7 million, net proceeds from the private placement of convertible subordinated debentures and purchased additional property and equipment and property held for development of $22.8 million. As a result of these acquisition and financing transactions during the first quarter of 1997, the Company decreased its cash position by approximately $15.8 million. As of March 31, 1997, the Company had working capital of $13.8 million compared to a working capital of $9.8 million as of December 31, 1996.

     In December 1996, the Company completed construction on three developments, Dowlen Oaks, Elmbrook Estates and Saddleridge Lodge. In February 1997, Elmbrook Estates received full licensure to operate and commenced operations. In March 1997, Dowlen Oaks and Saddleridge Lodge received full licensure to operate and commenced operations. All three communities are located in Texas and contain an aggregate of 237 units. The communities are operated by the Company pursuant to operating lease agreements with a REIT. The leases consist of an initial term of 13 years, with four five-year renewal options and annual base rent aggregating approximately $1.7 million.

     In February 1997, the Company completed construction on two newly developed communities, Harbour Pointe Shores located in Washington and Seville Estates located in Texas. In March 1997, the communities received full licensure to operate and commenced operations. The communities are operated by the Company pursuant to operating lease agreements with a REIT. The leases consist of an initial term of 13 years and 8 months and 13 years and 9 months for Harbour Pointe Shores and Seville Estates, respectively, with four five-year renewal options. Annual base rent for the two communities aggregate approximately $725,000.

     In March 1997, the Company completed construction on one newly developed community, Woods at Eddy Pond located in Massachusetts. The community received its certificate of occupancy and upon completion of licensure, will be operated by the Company on a joint venture basis pursuant to an operating lease agreement with a third party. The lease consists of an initial term of 20 years with two ten-year renewal options and annual base rent of approximately $769,500.

     On March 19, 1997, the Company acquired an 84 unit assisted-living community located in Escondido, California for a purchase price of $4.3 million financed by borrowings.

     On April 1, 1997, the Company completed $21.0 million in lease financing on three assisted-living communities located in Texas. The communities contain an aggregate of 411 units and were acquired by the Company pursuant to an operating lease with a REIT. The leases include an initial term of 15 years with three five-year renewal options and annual base rent aggregating $2.2 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     On April 1, 1997, the Company entered into an agreement with Columbia House LLC, an affiliate of the Company, to provide administrative and accounting services for a 50 unit independent-living community located in South Carolina. Under the agreement the Company shall receive an administrative services fee of $2,500 payable monthly over the term of the agreement of four years and nine months.

     In April 1997, the Company opened two developments aggregating 195 units, Elm Grove Estates in Kansas and Springmeadows Residence in Montana. The community located in Kansas is operated by the Company pursuant to an operating lease agreement with a REIT. The lease consists of an initial term of 13 years, with four five-year renewal options and annual base rent of approximately $972,000 . The community located in Montana is owned and operated by the Company.

     Additionally, in April 1997, the Company completed construction on two developments aggregating 160 units, Cold Spring Commons in Connecticut and Stonecreek Lodge in Kentucky. The communities received their certificate of occupancy and upon completion of licensure, will be operated by the Company on a joint venture basis pursuant to operating lease agreements with a third party. The leases consist of an initial term of 20 years with two ten-year renewal options and annual base rent aggregating approximately $1.5 million. Also, the Company completed construction on a 62 unit expansion to an existing community located in Idaho. The two communities and expansion are expected to commence operations during the second quarter of 1997.

     On April 25, 1997, the Company and Carematrix Corporation ("Carematrix"), formerly known as The Standish Care Company ("Standish"), entered into an agreement (the "Agreement") with respect to the community located in New Hampshire (the "Sunny Knoll Facility"). Under this Agreement the Company agreed to the transfer and relinquishment of its 49% interest in the Sunny Knoll Facility and Carematrix agreed to pay $410,000 plus accrued interest to the Company for all outstanding obligations between the two parties. Pursuant to the Agreement, the Company was indemnified for all future liabilities and operations and any other agreements and obligations related to the Sunny Knoll Facility. Also, under this Agreement, the Company was indemnified with respect to all pre-existing agreements and obligations with respect to Standish.

     On May 1, 1997, the Company acquired three communities located in New Port Richey, Florida, Englewood, Florida and Altamonte Springs, Florida for a purchase price of $33.0 million financed through borrowings. The communities contain an aggregate of 473 units consisting of independent, assisted-living and Alzheimer's care.

     On May 1, 1997, the Company refinanced $4.6 million through a sale/leaseback transaction on a 74 unit assisted-living community located in Kirkland, Washington with a REIT, pursuant to which the REIT acquired the community and leased it back to the Company under an operating lease consisting of an initial term of 12 years with four five-year renewal options and annual base rent of approximately $708,000.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


FINANCIAL ACCOUNTING STANDARD NO. 128

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires that dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for earlier periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit
 Number   Description

  10.1    VILLA DEL REY IN ESCONDIDO, CALIFORNIA

          10.1.1 Purchase and Sale Agreement dated December 19, 1996 between the registrant ("Purchaser") and Northwest Retirement ("Seller").

          10.1.2 Restated Promissory Note dated February 26, 1997 in the amount of $3,030,773.40 between the registrant ("Borrower") and Redlands Federal Bank ("Lender").

          10.1.3 Agreement for Modification of Loan Documents dated February 26, 1997 between the registrant and Redlands Federal Savings Bank.

          10.1.4 Loan Assumption Agreement dated February 26, 1997 between the registrant and Redlands Federal Savings Bank.

          10.1.5 Amended and Restated Deed of Trust dated February 26, 1997 between the registrant ("Borrower") and Redlands Financial Services, Inc. ("Trustee") and Redlands Federal Bank ("Lender").

          10.1.6 All-Inclusive Promissory Note dated March 25, 1997 in the amount of $749,512.17 between the registrant and Northwest Retirement ("Payee").

          10.1.7 All-Inclusive Deed of Trust dated March 26, 1997 between the registrant ("Trustor"), Chicago Title Insurance Company ("Trustee") and Northwest Retirement ("Beneficiary").

  10.2    CRESTON VILLAGE IN PASO ROBLES, CALIFORNIA

          10.2.1 Agreement of TDC/Emeritus Paso Robles Associates dated June 1, 1995 between the registrant and TDC
                 Convalescent, Inc.

          10.2.2 Loan Agreement in the amount of $6,000,000 dated
                 February 15, 1997 between Finova Capital Corporation ("Lender") and TDC/Emeritus Paso Robles Associates ("Borrower").

          10.2.3 Promissory Note dated February 28, 1997 in the amount of $6,000,000 between Finova Capital Corporation
                 ("Lender") and TDC/Emeritus Paso Robles Associates
                 ("Borrower").

          10.2.4 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated February 18, 1997 between TDC/Emeritus Paso Robles Associates ("Trustor"), Chicago Title Company ("Trustee") and Finova Capital Corporation ("Beneficiary").

          10.2.5 Guaranty between TDC Convalescent, Inc. ("Guarantor") and Finova Capital Corporation.

          10.2.6 Guaranty between the registrant ("Guarantor") and Finova Capital Corporation.

  10.3    YORK CARE IN YORK, SOUTH CAROLINA

          10.3.1 Management Services Agreement dated March 31, 1997 between the registrant ("Administrator") and Columbia House LLC ("Lessee").

          10.3.2 Commercial Lease Agreement dated January 13, 1997 between Albert M. Lynch ("Landlord") and Columbia House, LLC ("Tenant").

  10.4 THE PALISADES IN EL PASO, TEXAS, AMBER OAKS IN SAN ANTONIO, TEXAS AND REDWOOD SPRINGS IN SAN MARCOS, TEXAS. THE
          FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH THESE PROPERTIES.

          10.4.1 Lease Agreement dated April 1, 1997 between ESC III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee") and Texas HCP Holding , L.P. ("Lessor").

          10.4.2 First Amendment to Lease Agreement dated April 1, 1997 between Lessee and Texas HCP Holding , L.P. Lessor.

          10.4.3 Guaranty dated April 1, 1997 by the registrant
                 ("Guarantor") in favor of Texas HCP Holding , L.P.

          10.4.4 Assignment Agreement dated April 1, 1997 between the registrant ("Assignor") and Texas HCP Holding , L.P. ("Assignee").

  10.5    DEVELOPMENT PROPERTY IN PUYALLUP, WASHINGTON

          10.5.1 Deed of Trust, Security Agreement, Financing Statement and Assignment of Resident Agreements and Rents dated January 30, 1997 between Emeritus Properties III, Inc. ("Grantor"), Chicago Title Insurance Company
                 ("Trustee") and Ocwen Federal Bank FSB
                 ("Beneficiary").

          10.5.2 Agreement for Amendment of Documents dated January 30, 1997 between Emeritus Properties III, Inc.,
                 ("Borrower") and OCWEN Federal Bank FSB, ("Lender").

  27.1    Financial Data Schedule.


(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
March 31, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 14, 1997

                                             EMERITUS CORPORATION
                                                     (Registrant)

                                               /s/ Kelly J. Price
                                        -------------------------
                      Kelly J. Price, Vice President, Finance and
                                          Chief Financial Officer


                                              /s/ James S. Keller
                                        -------------------------
                      James S. Keller, Controller and Director of
                        Accounting (Principal Accounting Officer)