Form 10-Q
period 1997-06-30
EMERITUS CORP\WA\
filed 1997-08-14
CIK 1001604

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

-----------------------------------------------------------------
                            FORM 10-Q
-----------------------------------------------------------------

(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

     For the quarterly period ended June 30, 1997.

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     Commission file number   1-14012

                      EMERITUS CORPORATION
     (Exact name of registrant as specified in its charter)

               FOR THE QUARTER ENDED JUNE 30, 1997

         WASHINGTON                     91-1605464
(State or other jurisdiction         (I.R.S. Employer
    of incorporation or            Identification No.)
       organization)

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

                      (X) Yes         ( ) No


As of August 14, 1997, there were 11,000,000 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                      EMERITUS CORPORATION

                              Index


                  Part I. Financial Information

 Item 1.  Financial Statements:                             Page No.

          Condensed Consolidated Balance Sheets as of
          December 31, 1996 and June 30, 1997..............     1

          Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 1996      2
          and 1997.........................................

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1996 and 1997..     3

          Notes to Condensed Consolidated Financial             4
          Statements.......................................

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............     7


                   Part II. Other Information

 Item 4.  Submission of Matters to a Vote of Security          15
          Holders..........................................

 Item 6.  Exhibits.........................................    15

          Signatures.......................................    17

  Note: Items 1-3 and Item 5 of Part II are omitted because they are not applicable

                      EMERITUS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               December 31, 1996 and June 30, 1997
                (In thousands, except share data)

                             ASSETS

                                                                June 30,
                                                 December 31,     1997
                                                     1996      (unaudited)
                                                 ------------  -----------
Current Assets:
  Cash and cash equivalents.....................  $  23,039    $  13,084
  Current portion of restricted deposits........        934          469
  Trade accounts receivable.....................      1,713        1,821
  Prepaid expenses and other current assets.....      4,561        8,837
  Investment securities available for sale......      2,152        2,668
  Property held for sale........................        -          6,949
                                                 ------------  -----------
          Total current assets..................     32,399       33,828
                                                 ------------  -----------
Property and equipment, net.....................     97,150      126,502
Property held for development...................      8,796       13,563
Notes receivable from and investments in
   affiliates...................................      2,464        4,762
Lease acquisition costs, net....................      8,127        8,317
Other assets, net...............................      9,102       11,914
                                                 ------------  -----------
          Total assets..........................   $158,038     $198,886
                                                 ============  ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings.........................   $    -       $  2,000
  Current portion of long-term debt.............      5,816        7,696
  Trade accounts payable........................      4,707        4,829
  Construction advances - leased communities....      6,387          -
  Other current liabilities.....................      5,732        8,161
                                                 ------------  -----------
          Total current liabilities.............     22,642       22,686
                                                 ------------  -----------
Security deposits...............................      1,014        1,110
Other long-term liabilities.....................      3,740        7,794
Deferred gain on sale of communities............      9,433       12,931
Deferred income.................................        843          558
Convertible debentures..........................     32,000       32,000
Long-term debt, less current portion............     60,260      100,573
                                                 ------------  -----------
          Total liabilities.....................    129,932      177,652
                                                 ------------  -----------
Minority interest...............................      1,918        1,589
Shareholders' Equity:
 Preferred stock, $.0001 par value.  Authorized
   5,000,000 shares; no shares issued and
   outstanding..................................        -            -
 Common stock, $.0001 par value. Authorized
   40,000,000 shares; issued and outstanding
   11,000,000 shares............................          1            1
 Additional paid-in capital.....................     44,787       44,787
 Unrealized gain on investment securities.......         18          894
 Foreign currency translation adjustment........        -              1
 Accumulated deficit............................    (18,618)     (26,038)
                                                 ------------  -----------
          Total shareholders' equity............     26,188       19,645
                                                 ------------  -----------
          Total liabilities and shareholders'
            equity..............................   $158,038     $198,886
                                                 ============  ===========


   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    Three Months and Six Months Ended June 30, 1996 and 1997
                           (unaudited)
              (In thousands, except per share data)


                                    Three months ended     Six months ended
                                         June 30,              June 30,
                                   --------------------  --------------------
                                     1996       1997       1996       1997
                                   ---------  ---------  ---------  ---------
Revenues:
  Rent............................  $14,678    $23,749    $25,892    $44,480
  Service fees....................    1,378      5,191      2,681      8,963
                                   ---------  ---------  ---------  ---------
       Total operating revenues...   16,056     28,940     28,573     53,443
                                   ---------  ---------  ---------  ---------
Expenses:
  Community operations............   10,790     19,258     19,601     36,142
  General and administrative......    1,402      2,748      2,382      4,955
  Depreciation and amortization...      471      1,482      1,305      2,567
  Rent............................    3,633      8,123      5,617     14,986
                                   ---------  ---------  ---------  ---------
       Total operating expenses...   16,296     31,611     28,905     58,650
                                   ---------  ---------  ---------  ---------
       Loss from operations.......     (240)    (2,671)      (332)    (5,207)
                                   ---------  ---------  ---------  ---------
Other income (expense):
  Interest expense, net...........     (471)    (1,584)    (1,650)    (2,397)
  Other, net......................     (108)       407       (121)       184
                                   ---------  ---------  ---------  ---------
       Net other expense..........     (579)    (1,177)    (1,771)    (2,213)
                                   ---------  ---------  ---------  ---------
       Net loss...................  $  (819)   $(3,848)   $(2,103)   $(7,420)
                                   =========  =========  =========  =========
Net loss per share................  $ (0.07)   $ (0.35)   $ (0.19)   $ (0.67)
                                   =========  =========  =========  =========
Weighted average number of common
  and common equivalent shares
  outstanding.....................   11,000     11,000     11,000     11,000
                                   =========  =========  =========  =========





   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 1996 and 1997
                           (unaudited)
                         (In thousands)

                                                        1996       1997
                                                      ---------  ---------
Net cash used in operating activities (including
  changes in all operating assets and
  liabilities).......................................  $(2,148)   $(1,898)
                                                      ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment..............  (29,887)   (13,925)
  Acquisition of property held for development.......     (821)    (8,119)
  Acquisition of property held for sale..............      -       (1,495)
  Proceeds from sale of property and equipment.......   47,636     20,910
  Purchase of investment securities..................      -       (1,839)
  Sale of investment securities......................      -        3,207
  Construction advances - leased communities.........      -       14,785
  Construction expenditures - leased communities.....      -      (23,399)
  Advances to affiliates.............................   (1,614)    (1,275)
  Acquisition of interest in affiliates..............      -       (1,252)
                                                      ---------  ---------
      Net cash provided by (used in) investing
         activities..................................   15,314    (12,402)
                                                      ---------  ---------
Cash flows from financing activities:
  Restricted deposits................................   (4,755)    (1,815)
  Proceeds from short-term borrowings, net...........    1,000      2,000
  Debt issue and other financing costs...............   (5,241)      (543)
  Proceeds from long-term borrowings.................   12,856     20,385
  Proceeds from issuance of convertible debentures...   30,720        -
  Repayment of long-term borrowings..................  (41,075)   (15,682)
  Other..............................................      (92)       -
                                                      ---------  ---------
      Net cash provided by (used in) financing
         activities..................................   (6,587)     4,345
                                                      ---------  ---------

      Net increase (decrease) in cash................    6,579     (9,955)

Cash at the beginning of the period..................    9,507     23,039
                                                      ---------  ---------

Cash at the end of the period........................  $16,086    $13,084
                                                      =========  =========
Supplemental disclosure of cash flow information -
  cash paid during the period for interest...........  $ 1,702    $ 2,461
                                                      =========  =========
Noncash investing and financing activities -
  acquisition of communities:
 Assets acquired.....................................  $   -      $37,347
 Liabilities assumed.................................      -       36,997
 Transfer of property held for development to
   property and equipment............................      -       12,375
 Transfer of property and equipment to property held
   for sale..........................................      -        6,949
 Vehicle acquisition through debt financing..........      -          640





   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, ("the Company") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1996 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 Form 10-K filed March 31, 1997 by the Company under the Securities Act of 1934, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

     Certain reclassifications of the 1996 amounts have been made to conform to the 1997 presentation.

2.  CHANGE IN ACCOUNTING ESTIMATES

     Effective January 1, 1997, the Company changed the period over which pre-opening costs on newly opened developments are amortized from 18 months to one-year. The change did not have a material effect on 1996 results of operations as the majority of developments were opened late in 1996. The impact for the three months ended and six months ended June 30, 1997, was $(91,000) and $(145,000) or $(0.01) and $(0.01) per share, respectively.

     Effective January 1, 1997, the Company also changed the estimate for the useful life of acquired buildings. The impact on the for the three months ended and six months ended June 30, 1997, was $105,000 and $165,000 or $0.01 and $0.02 per share, respectively. The impact for the three months ended and six months ended June 30, 1996 would have been $60,000 and $111,000, or $0.01 and $0.01 per share, respectively, if the Company had changed the estimate during the fiscal year 1996.

3.    ACQUISITIONS

     During the year ended December 31, 1996 and the six months ended June 30, 1997, the Company completed several acquisitions of assisted-living, independent-living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill or identifiable intangibles were recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions. Summary information concerning the acquisitions is as follows:

                      EMERITUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                           (Continued)


                                                                    Total
           Communities acquired             Acquisition date    purchase price     Units
           --------------------             -----------------   --------------     -----
                                                                (in thousands)
Heritage Hills Retirement.................  February 1, 1996       $  4,338         100
Lakewood Inn (1)..........................  March 1, 1996             2,800          47
Laurel Place (formerly Golden Park).......  April 25, 1996            2,100          72
Madison Glen (formerly Sunshine Manor)....  May 15, 1996              3,842         140
The Hearthstone (2).......................  November 1996             5,200          84
Concorde..................................  November 1996             8,400         116
Other 1996 Acquisitions...................  Various                   8,202         272
Villa Del Rey.............................  March 19, 1997            4,252          84
La Casa Communities (3)...................  May 1, 1997              33,062         473
                                                               ----------------  ---------
                                                                    $72,196       1,338
                                                               ================  =========


(1)  Refinanced through a sale/leaseback with a REIT.
     Lease includes an initial term of 13 years with four five-year renewal options and annual base rent of approximately $688,000. The Company has no continuing involvement outside of operating the community.

(2)  Refinanced through a sale/leaseback with a REIT.
     Lease includes an initial term of 11 years 11 months with four five-year renewal options and annual base rent of approximately $596,000. The
     Company has no continuing involvement outside of operating the community.

(3) Consists of three long-term-care communities located in Florida.

     The foregoing purchases have generally been financed through borrowings.

     During the year ended December 31, 1996 and the six months ended June 30, 1997, the Company completed several acquisitions of communities through lease financing transactions with certain Real Estate Investment Trusts' (REITs'), pursuant to which the REITs' leased such communities to the Company under operating leases. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates the leases commenced for those communities not previously owned.

                                     Lease          Initial         Renewal         Annual
     Communities leased        Acquisition date   Lease Term        Options          Rent      Units
     ------------------        ----------------    -----------       --------        ------     -----
Carolina Communities (1).....  February 1996      15 years       Three five-year   $  4,145,607    648
Evergreen Lodge..............  April 1996         13 years       Four five-year         572,569     98
Rosewood Court (2)...........  April 1996         14 yrs/9 mos   Three five-year        393,200     71
Barrington Place.............  May 1996           11 yrs/11 mos  Four five-year         413,601     80
Springtree...................  May 1996           11 yrs/11 mos  Four five-year       1,410,353    185
The Terrace (3)..............  August 1996        11 yrs/8 mos   Four five-year         416,887     88
Lodge at Mainlands...........  August 1996        11 yrs/7 mos   Four five-year         924,530    154
Colonial Park Club...........  August 1996        11 yrs/7 mos   Four five-year         770,862     90
Ridge Wind...................  August 1996        11 yrs/8 mos   Four five-year         458,061     80
Other 1996 Leases............  October 1996       11 years       Four five-year       1,753,006    226
New York Communities (4).....  November 1996      15 years       Two five-year        4,975,000    738
Texas Communities (5)........  April 1, 1997      15 years       Three five-year      2,174,328    411
                                                                                   ------------  -----
                                                                                    $18,408,004  2,869
                                                                                   ============  =====


(1) Consists of 10 long-term-care communities located in North and South Carolina.

(2) Originally acquired in 1995, refinanced through a sale/leaseback with a REIT. The Company has no continuing involvement outside of operating the community.

                      EMERITUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                           (Continued)



(3) Originally acquired in 1996, refinanced through a sale/leaseback with a REIT. The Company has no continuing involvement outside of operating the community.

(4) Consists of 9 long-term-care communities located in New York.

(5) Consists of 3 long-term-care communities located in Texas.


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

                          Three months ended     Six months ended
                               June 30,              June 30,
                         --------------------  -------------------
                           1996       1997       1996       1997
                         ---------  ---------  ---------  ---------
                           (In thousands, except per share data)
Revenue.................  $27,157    $29,791    $53,887    $58,374

Net loss................   (2,054)    (3,912)    (4,178)    (6,359)

Net loss per share......  $ (0.19)   $ (0.36)   $ (0.38)   $ (0.58)


     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.


4.    PROPERTY HELD FOR SALE

     At June 30, 1997, the Company had a commitment with a REIT to refinance a $5.5 million development securing $2.5 million in related construction financing (the "Property Held For Sale" or "Property") through a sale/leaseback transaction, pursuant to which the REIT will acquire the Property and lease such Property back to the Company under an operating lease agreement. The remaining $1.4 million of Property Held For Sale represents land located in Maryland.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OVERVIEW

     Since it's organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the six months ended June 30, 1996 and 1997, the Company generated total operating revenues of $28.6 million and $53.4 million, respectively representing an 87% increase. For the three months ended June 30, 1996 and 1997, the Company generated total operating revenues of $16.1 million and $28.9 million, respectively representing an 80% increase. As of June 30, 1997, the Company's accumulated deficit was $26.0 million and its total shareholders' equity was $19.6 million. For the six months ended June 30, 1996 and 1997, the Company generated net losses of $2.1 million and $7.4 million, respectively. For the three months ended June 30, 1996 and 1997, the Company generated net losses of $819,000 and $3.8 million, respectively.

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

      As of August 9, 1997, the Company holds ownership, leasehold or management interests in 93 residential communities (the "Operating Communities") consisting of approximately 8,100 units with a capacity of over 9,400 residents, located in 24 states. Of the 93 Operating Communities 11 newly developed communities were opened during the first and second quarters of 1997 and three commenced operations during the third quarter of 1997. In addition to the 93 Operating Communities, two communities have received their certificate of occupancy and are expected to receive their operating license during the third quarter of 1997. The Company also completed construction on an
expansion to an existing community.   The Company owns, has a
leasehold interest in or has acquired an option to purchase development sites for 27 new assisted-living communities (the "Development Communities"). Nine of the Development Communities are currently under construction, four of which are scheduled to open during 1997. The Company leases 67 of its Operating Communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 16 communities, manages three communities and has a joint venture and partnership interest in four communities. Additionally, the Company holds a minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 18 assisted-living communities consisting of approximately 1,000 units. Assuming completion of the Development Communities scheduled to open throughout 1997 and the minority interest in Alert, the Company will own, lease or manage 117 properties in 25 states and Canada containing an aggregate of approximately 9,600 units with a capacity of over 11,000 residents. There can be no assurance, however, that the Pending Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control. The Company's management of assisted-living communities owned or leased by others has not been material to the Company's business or revenue.

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


                                                                                Period to Period
                                                                              Percentage Increase
                                                                                   (Decrease)
                                           Percentage of Revenues         Three Months    Six  Months
                                    Three Months Ended  Six Months Ended      Ended          Ended
                                         June 30,           June 30,        June 30,       June 30,
                                    ------------------  ----------------  -------------  -------------
                                      1996      1997     1996     1997      1996-1997      1996-1997
                                    --------  --------  -------  -------  -------------  -------------
Revenues..........................   100.0 %   100.0 %  100.0 %  100.0 %      80.2 %          87.0  %

Expenses:
  Community operations............    67.2      66.5     68.6     67.6        78.5            84.4
  General and administrative......     8.7       9.5      8.3      9.3        96.0           108.0
  Depreciation and amortization...     2.9       5.1      4.6      4.8       214.6            96.7
  Rent............................    22.6      28.1     19.7     28.0       123.6           166.8
                                    --------  --------  -------  -------  -------------  -------------
     Total operating expenses.....   101.4     109.2    101.2    109.7        94.0           102.9
                                    --------  --------  -------  -------  -------------  -------------
     Loss from operations.........    (1.4)     (9.2)    (1.2)    (9.7)     1012.9          1468.4
                                    --------  --------  -------  -------  -------------  -------------
Other income (expense):
  Interest expense, net...........    (2.9)     (5.5)    (5.8)    (4.5)      236.3            45.3
  Other, net......................    (0.7)      1.4     (0.4)     0.3      (476.9)         (252.1)
                                    --------  --------  -------  -------  -------------  -------------
     Net loss.....................    (5.0)%   (13.3)%   (7.4)%  (13.9)%     369.8  %        252.8  %
                                    ========  ========  =======  =======  =============  =============


SIX  MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX  MONTHS ENDED
JUNE 30, 1996

     REVENUES. Total operating revenues for the six months ended June 30, 1997 were $53.4 million, representing a $24.8 million, or 87%, increase over operating revenues of $28.6 million for the comparable period in 1996. The increase resulted from the opening of new developments and the acquisition of communities between June 30, 1996 and 1997 and the modification in rate structures at the communities. The Company ended with 48 and 90 communities as of June 30, 1996 and 1997, respectively, an increase of 88%.

     COMMUNITY OPERATIONS. Expenses for community operations for the six months ended June 30, 1997 were $36.1 million, representing a $16.5 million, or 84% increase over $19.6 million for the comparable period in 1996, primarily due to the Company's opening of new developments and the acquisition of communities between June 30, 1996 and 1997. The Company ended with 48 and 90 communities as of June 30, 1996 and 1997, respectively, an increase of 88%. As a percentage of total operating revenues, expenses for community operations decreased to 68% for the six months ended June 30, 1997, from 69% for the comparable period in 1996.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1997 were $5.0 million, representing an increase of $2.6 million, or 108% from $2.4 million for the comparable period in 1996. As a percentage of total operating revenues, general and administrative expenses increased to 9% for the six months ended June 30, 1997, from 8% for the comparable period in 1996. The increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's acquisition and development program. General and administrative costs are expected to continue to increase in line with revenues and community operations at least through 1997 as the Company acquires additional existing communities and develops new communities.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1997 was $2.6 million, or 5% of total operating revenues, compared to $1.3 million or 5% of total operating revenues, for the comparable period in 1996. The dollar increase was primarily due to the Company's opening new developments and the acquisition of seven communities owned by the Company net of communities sold in sale/leaseback transactions between June 30, 1996 and 1997. The Company owned 16 of its 90 communities at June 30, 1997 compared to 12 of its 48 communities at June 30, 1996.

     RENT. Rent expense for the six months ended June 30, 1997 was $15.0 million, representing an increase of $9.4 million, or 168% from rent expense of $5.6 million for the comparable period in 1996. As a percentage of total operating revenues, rent expense increased to 28% for the six months ended June 30, 1997, from 20% for the comparable period in 1996. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 74% or 67 out of 90 of its residential communities as of June 30, 1997 compared to 71% or 34 out of 48 communities as of June 30, 1996. Rent expense is expected to continue to increase as the Company refinances owned communities through sale/leaseback transactions and acquires additional communities through lease financing transactions.

     INTEREST EXPENSE, NET. Interest expense, net, for the six months ended June 30, 1997 was $2.4 million compared to $1.7 million for the comparable period in 1996, decreasing as a percentage of total operating revenues to 5% for the six months ended June 30, 1997 from 6% for the comparable period in 1996. The dollar increase was primarily due to the acquisition of four communities through mortgage financing bearing interest at rates between 8% and 18% and the opening of three developments owned by the Company offset by the refinancing of existing debt with lower interest mortgages in the first quarter of 1997 and the repayment of existing mortgage debt with convertible debenture proceeds in 1996.

     OTHER INCOME AND EXPENSE, NET. Other income and expense, net, for the six months ended June 30, 1997 was income of $184,000 compared to expense of $121,000 for the comparable period in 1996. The dollar variance was primarily due to gains recognized from the sale of investment securities consisting of stock and convertible debentures.

THREE  MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE  MONTHS ENDED
JUNE 30, 1996

     REVENUES. Total operating revenues for the three months ended June 30, 1997 were $28.9 million, representing a $12.8 million, or 80%, increase over operating revenues of $16.1 million for the comparable period in 1996. The increase resulted from the opening of new developments and the acquisition of communities between June 30, 1996 and 1997 and the modification of rate structures at the communities. The Company ended with 48 and 90 communities as of June 30, 1996 and 1997, respectively, an increase of 88%.

     COMMUNITY OPERATIONS. Expenses for community operations for the three months ended June 30, 1997 were $19.3 million, representing an $8.5 million, or 79% increase over $10.8 million for the comparable period in 1996, primarily due to the Company's opening of new developments and the acquisition of communities between June 30, 1996 and 1997. The Company ended with 48 and 90 communities as of June 30, 1996 and 1997, respectively, an increase of 88%. As a percentage of total operating revenues, expenses for community operations decreased to 66.5% for the three months ended June 30, 1997, from 67.0% for the comparable period in 1996.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1997 were $2.7 million, representing an increase of $1.3 million, or 93% from $1.4 million for the comparable period in 1996. As a percentage of total operating revenues, general and administrative expenses increased to 10% for the three months ended June 30, 1997, from 9% for the comparable period in 1996. The increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's acquisition and development program. General and administrative costs are expected to continue to increase in line with revenues and community operations at least through 1997 as the Company acquires additional existing communities and develops new communities.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1997 was $1.5 million, or 5% of total operating revenues, compared to $471,000 or 3% of total operating revenues, for the comparable period in 1996. The dollar increase was primarily due to the Company's opening new developments and the acquisition of seven communities owned by the Company net of communities sold in sale/leaseback transactions between June 30, 1996 and 1997. The Company owned 16 of its 90 communities at June 30, 1997 compared to 12 of its 48 communities at June 30, 1996.

     RENT. Rent expense for the three months ended June 30, 1997 was $8.1 million, representing an increase of $4.5 million, or 125% from rent expense of $3.6 million for the comparable period in 1996. As a percentage of total operating revenues, rent expense increased to 28% for the three months ended June 30, 1997, from 23% for the comparable period in 1996. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 74% or 67 out of 90 of its residential communities as of June 30, 1997 compared to 71% or 34 out of 48 communities as of June 30, 1996. Rent expense is expected to continue to increase as the Company refinances owned communities through sale/leaseback transactions and acquires additional communities through lease financing transactions.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended June 30, 1997 was $1.6 million compared to $471,000 for the comparable period in 1996, increasing as a percentage of total operating revenues to 6% for the three months ended June 30, 1997 from 3% for the comparable period in 1996. The dollar increase was primarily due to the acquisition of four communities through mortgage financing bearing interest at rates between 8% and 18% and the opening of three developments owned by the Company offset by the refinancing of existing debt with lower interest mortgages in the first quarter of 1997.

     OTHER INCOME AND EXPENSE, NET. Other income and expense, net, for the three months ended June 30, 1997 was income of $407,000 compared to expense of $108,000 for the comparable period in 1996. The dollar variance was primarily due to gains recognized from the sale of investment securities consisting of stock and convertible debentures.

COMMUNITY COMPARISON

     The Company operated 37 communities ("Same Community") on a comparable basis during both the three months ended June 30, 1996 and 1997. Same Community average occupancy for the three months ended June 30, 1997 was at 86% compared to 87% for the three months ended June 30, 1996 while net operating margins increased by $778,000 to 36% on revenue of $15.3 million as compared to 32% on revenue of $14.4 million for the three months ended June 30, 1996. Same Community pre-tax income increased by 80% to $1.0 million before corporate overhead compared to the comparable period last year.

     The following tables set forth a comparison of Same
Community results of operations before corporate overhead for the three months ended June 30, 1996 and 1997.


                                              Three Months Ended June 30, 1997
                                                       (In thousands)

                                                          Increase/
                                      1996       1997     (Decrease)  Percentage Change
                                    ---------  ---------  ----------  ------------------

Revenue...........................   $14,390    $15,283     $893             6  %
Community operating expense.......     9,730      9,845      115             1
                                    ---------  ---------  ----------  ------------------
   Community operating income.....     4,660      5,438      778            17
                                    ---------  ---------  ----------  ------------------
Depreciation and amortization.....       316        350       34            11
Rent..............................     3,296      3,669      373            11
                                    ---------  ---------  ----------  ------------------
   Operating income...............     1,048      1,419      371            35
                                    ---------  ---------  ----------  ------------------
Interest income (expense), net....      (457)      (383)      74           (16)
Other income (expense), net.......       (13)         5       18          (138)
                                    ---------  ---------  ----------  ------------------
   Pre-tax income.................   $   578    $ 1,041     $463            80  %
                                    =========  =========  ==========  ==================


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


     For the three months ended June 30, 1997, the Company had 48 communities that had achieved average occupancy in excess of 90% during one quarter in the last 12 months ("Group One Communities") and 42 communities that had average occupancy of less than 90%, which includes 26 newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment activity ("Group Two Communities").

     Group One Communities ended the second quarter with an average occupancy of 90% compared to 95% for the three months ended June 30, 1996 while net operating margins increased by $3.8 million to 39% on revenue of $19.6 million as compared to 36% on revenue of $10.8 million for the three months ended June 30, 1996. Group One Community pre-tax income increased by 53% to $1.7 million before corporate overhead compared to the comparable period last year. The total number of Group One Communities increased by 24 compared to the second quarter of 1996 due to a combination of seventeen acquisitions and seven communities achieving an occupancy greater than 90%.

     Group Two Communities ended the second quarter with an average occupancy of 53% compared to 64% for the three months ended June 30, 1996 while net operating margins increased by $640,000 to 22% on revenue of $9.4 million as compared to 27% on revenue of $5.2 million for the three months ended June 30, 1996. Group Two Community pre-tax loss increased by 402% to $3.1 million before corporate overhead compared to the comparable period last year. The total number of Group Two Communities had a net increase of 18 compared to the second quarter of 1996 due primarily to the opening of new developments.

     The following tables set forth a comparison of Group One and Group Two communities results of operations for the three months ended June 30, 1997.


                                              Three Months Ended June 30, 1997
                                                       (In thousands)

                                                                              Three
                                     Group One    Group Two               Months Ended
                                    Communities  Communities  Overhead    June 30, 1997
                                    -----------  -----------  --------   ---------------
Revenue...........................    $19,561      $ 9,372    $     7         $28,940
Community operating expense.......     11,934        7,324         -           19,258
                                    -----------  -----------  --------   ---------------
   Community operating income.....      7,672        2,048          7           9,682
                                    -----------  -----------  --------   ---------------
General and administrative........        -            -        2,748           2,748
Depreciation and amortization.....        332        1,055         95           1,482
Rent..............................      5,180        2,822        121           8,123
                                    -----------  -----------  --------   ---------------
   Operating income (loss)........      2,115       (1,829)    (2,957)         (2,671)
                                    -----------  -----------  --------   ---------------
Interest income (expense), net....       (372)      (1,384)       172          (1,584)
Other income (expense)............          5          143        259             407
                                    -----------  -----------  --------   ---------------
   Net income (loss)..............    $ 1,748      $(3,070)   $(2,526)        $(3,848)
                                    ===========  ===========  =========  ===============
Communities.......................         48           42
Units.............................      3,662        4,206
Average Occupancy.................         90%          53%


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1996 and 1997, net cash flow used in operating activities was $2.1 million and $1.9 million, respectively. During the six months ended June 30, 1997, the Company obtained $20.9 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage debt of $8.8 million as well as $8.8 million of unrelated mortgage debt including refinancing $1.8 million and repaying $2.1 million in long-term debt on two assisted-living communities located in Arizona. The Company also incurred additional long-term debt of $43.6 million and purchased additional property and equipment, property held for development and property held for sale of $23.5 million. As a result of these acquisition and financing transactions the Company decreased its cash position by approximately $10.0 million. At June 30, 1997, the Company had a commitment with a REIT to refinance one development through a sale/leaseback transaction (the "Properties Held For Sale" or "Property"), pursuant to which the REIT would acquire the Property and lease such Property back to the Company under an operating lease agreement. Of the $6.9 million in Properties Held For Sale $5.5 million represents the development securing $2.5 million in related construction financing. The remaining $1.4 million represents land located in Maryland. During the six months ended June 30, 1996, the Company obtained $47.6 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage debt of $31.6 million as well as $9.5 million of unrelated mortgage debt. The Company also incurred additional long-term debt of $43.6 million, including $30.7 million, net proceeds from the private placement of convertible subordinated debentures and purchased additional property and equipment and property held for development of $30.7 million. As of June 30, 1997, the Company had working capital of $11.1 million compared to a working capital of $9.8 million as of December 31, 1996.

     In April 1997, the Company completed $21.0 million in lease financing on three assisted-living communities located in Texas. The communities contain an aggregate of 411 units and were acquired by the Company pursuant to an operating lease with a REIT. The leases include an initial term of 15 years with three five-year renewal options and annual base rent aggregating $2.2 million. The Company entered into an agreement with Columbia House LLC ("Columbia House"), an affiliate of the Company, to provide administrative and accounting services for a 50 unit independent-living community located in South Carolina. Under the agreement the Company shall receive an administrative services fee of $2,500 payable monthly over the term of the agreement of four years and nine months. In addition, the Company completed construction on four developments aggregating 355 units, Elm Grove Estates in Kansas, Spring Meadows Residence in Montana, Cold Springs Commons in Connecticut and Stonecreek Lodge in Kentucky. The community located in Kansas received its license to operate in June and is operated by the Company pursuant to an operating lease agreement with a REIT. The lease consists of an initial term of 13 years, with four five-year renewal options and annual base rent of approximately $972,000. The community located in Montana received its license in May and is owned and operated by the Company. The communities located in Kentucky and Connecticut received their license in May and June, respectively, and are operated by the Company on a joint venture basis pursuant to operating lease agreements with a third party. The leases consist of an initial term of 20 years with two ten-year renewal options and annual base rent aggregating approximately $1.5 million. Also, the Company completed construction on a 62 unit expansion to an existing community located in Idaho which received its license to operate in June and completed $533,000 in financing for an 82 unit assisted-living to-be-constructed community located in Ogden, Utah. The community will be constructed and operated by the Company pursuant to an operating lease and leasehold improvement agreement with a REIT.

     On April 25, 1997, the Company and Carematrix Corporation ("Carematrix"), formerly known as The Standish Care Company ("Standish"), entered into an agreement (the "Agreement") with respect to a community located in New Hampshire (the "Sunny Knoll Facility"). Under this Agreement the Company agreed to the transfer and relinquishment of its 49% interest in the Sunny Knoll Facility and Carematrix agreed to pay $410,000 plus accrued interest to the Company for all outstanding obligations between the two parties. Pursuant to the Agreement, the Company was indemnified for all future liabilities and operations and any other agreements and obligations related to the Sunny Knoll Facility. Also, under this Agreement, the Company was indemnified with respect to all pre-existing agreements and obligations with respect to Standish.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

     In May 1997, the Company acquired three communities located in Florida for a purchase price of $33.1 million financed through a first mortgage and subordinated debt. The communities contain an aggregate of 473 units consisting of independent, assisted-living and Alzheimer's care. Also, the Company refinanced approximately $8.8 million of its mortgage indebtedness secured by four assisted-living communities aggregating 271 units through sale/leaseback transactions with a REIT. The leases consist of initial terms of 12 years with four five-year renewal options and annual base rent of approximately $2.0 million. Additionally, the Company completed construction on two newly developed communities, Bellaire Place in South Carolina and Myrtlewood Estates in Texas aggregating approximately 160 units. The communities received their certificate of occupancy and upon completion of licensure, will be operated by the Company pursuant to operating lease agreements with a REIT. The leases consist of an initial terms of twelve years nine months and thirteen years eight months for Bellaire Place and Myrtlewood Estates, respectively, with four five-year renewal options and annual base rent of approximately $1.1 million. Bellaire Place is expected to commence operations during the third quarter of 1997and Myrtlewood Estates commenced operations in August 1997. In addition, the Company entered into two agreements ("Management/Lease-Up Agreements") with an independent third party for two to-be-constructed 82 unit communities located in Auburn California and Cheyenne, Wyoming. Under the Management Lease-Up Agreements, the Company will provide management services for a period of two years commencing on the date that the first resident occupies one of the units in the community. The Company will receive a management fee equal to 5% of gross revenues
payable monthly over the term of the agreement.   Commencing on
the earlier date to occur (a) two years after commencement of the management agreement or (b) the first month in which the community's monthly revenues exceed operating expenses, the Company will lease the community from the independent third party under an operating lease agreement with an initial term of 10 years and three five-year renewal options.

     In June 1997, the Company entered into an agreement with Columbia House to provide management services for a 94 unit congregate care and assisted-living community located in Missouri. Under the agreement the Company shall receive a base management fee equal to 4% of gross revenues payable monthly over the term of the agreement of twelve years with an automatic extension of two years. In addition to the base management fee, the Company shall receive monthly incentive fees based on the operational performance of the community. Also, the Company opened two newly developed communities aggregating 130 units, Walking Horse Meadows in Tennessee and Woods at Eddy Pond in Massachusetts. The community located in Tennessee is operated by the Company pursuant to an operating lease agreement with a REIT. The lease consists of an initial term of thirteen years nine months, with four five-year renewal options and annual base rent of approximately $361,000. The community located in Massachusetts is operated by the Company on a joint venture basis pursuant to an operating lease agreement with a third party. The lease consist of an initial term of 20 years with two ten-year renewal options and annual base rent aggregating approximately $769,500. In addition, the Company completed construction on three developments aggregating 220 units, Eastman Estates, Meadowlands Terrace and Lakeridge Place all located in Texas.
The communities received their certificate of occupancy and upon completion of licensure, Lakeridge Place will be operated by the Company pursuant to an operating lease agreement with a REIT and Eastman Estates has a commitment to be refinanced through a sale/leaseback transaction with a REIT, pursuant to which the Company would operate the community under an operating lease agreement. Meadowlands Terrace is owned and will be operated by the Company. The Lakeridge Place lease consists of an initial term of thirteen years eight months with four five-year renewal
options and annual base rent of approximately $563,000.   Eastman
Estates is expected to commence operations during the third quarter of 1997 and Meadowlands Terrace and Lakeridge Place commenced operations in July 1997, and August 1997, respectively.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


FINANCIAL ACCOUNTING STANDARDS NO. 128

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires that dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for earlier periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

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

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on May
22, 1997. The following summarizes all matters voted on at the meeting.

     (a) To elect two directors into the Class I of the Company's Board of Directors for a three year term:

                                          Votes Cast
                                  --------------------------
                Nominee             For      Against  Withheld
                ---------------   -------    -------  --------
                Patrick Carter   10,326,344     -      13,215
                Motoharu Iue     10,326,244     -      13,315

     (b) To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accounts for the fiscal year
1997.

                   For        Against    Abstain    Non-Votes
                   ----       -------    -------    ---------
                10,323,774     5,145        -           -

Item 5 is not applicable.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                          Description

 10.1 Kirkland Lodge at Lakeside in Kirkland, Washington, Park Place in Casper, Wyoming, The Hearthstone in Moses Lake, Washington and Meadowbrook Retirement in Ontario, Oregon. The following agreement is representative of that executed in connection with these properties.

        10.1.1 Lease Agreement dated May 1, 1997 and May 23, 1997 between Emeritus Properties I, Inc., ("Lessee") and Meditrust Acquisition Corporation I ("Lessor").

 10.2   La Villita in Phoenix, Arizona

        10.2.1 Promissory Note dated April 22, 1997 in the amount of $3,500,000 between U.S. Bank of Washington ("Lender") and Emeritus Properties VI, Inc. ("Borrower").

        10.2.2 First Addendum to Promissory Note between Lender and
               Borrower.

        10.2.3 Second Addendum to Promissory Note between Lender and
               Borrower.

        10.2.4 Construction Deed of Trust dated April 22, 1997 between Emeritus Properties VI, Inc. ("Trustor"), U.S. Bank of Washington ("Lender " and "Beneficiary") and United States National Bank of Oregon ("Trustee").

        10.2.5 Addendum to Construction Deed of Trust  between
               Trustor,  Lender  and Trustee.

        10.2.6 Guaranty dated April 22, 1997 between Daniel R. Baty ("Guarantor") U.S. Bank of Washington ("Lender") and Emeritus Properties VI, Inc. ("Borrower").

10.3  Autumn Ridge Retirement Home in Herculaneum, Missouri

      10.3.1 Management Services Agreement dated June 1, 1997 between the registrant ("Manager") and Columbia House LLC ("Owner").

10.4  Development Property in Ogden, Utah

      10.4.1 Lease Agreement dated April 30, 1997 between Emeritus Properties I, Inc., ("Lessee") and Meditrust
             Acquisition Corporation I ("Lessor").

      10.4.2 Leasehold Improvement Agreement dated April 30, 1997 between Emeritus Properties I, Inc., ("Lessee") and
             Meditrust Acquisition Corporation I ("Lessor").

10.5  Development Properties in Cheyenne, Wyoming and Auburn,
      California. The following agreements are representative of those executed in connection with these properties.

      10.5.1 Management Agreement dated May 30, 1997 between
             Willard Holdings, Inc., ("Owner") and the registrant
             ("Manager").

      10.5.2 Lease Agreement dated May 30, 1997 between Willard
             Holdings, Inc., ("Lessor") and the registrant
             ("Lessee").

10.6 Senior Management Employment Agreements entered into between the registrant and each of the following individuals:

      10.6.1 Michelle A. Bickford

      10.6.2 Frank A. Ruffo

      10.6.3 Kelly J. Price

      10.6.4 Gary D. Witte

      10.6.5 Sarah J. Curtis

      10.6.6 Raymond R. Brandstrom

27.1  Financial Data Schedule.



(b) Reports on Form 8-K

     The Company filed a Report on Form 8-K with the Securities and Exchange Commission on May 16, 1997, which is incorporated herein by reference, reported under Item 2, the Company's acquisition of the La Casa Communities.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 14, 1997

                                             EMERITUS CORPORATION
                                                     (Registrant)

                                               /s/ Kelly J. Price
                                        -------------------------
                      Kelly J. Price, Vice President, Finance and
                                          Chief Financial Officer


                                              /s/ James S. Keller
                                        -------------------------
                James S. Keller, Controller (Principal Accounting
                                                         Officer)

                          EXHIBIT INDEX


Exhibit
Number                          Description

 10.1 Kirkland Lodge at Lakeside in Kirkland, Washington, Park Place in Casper, Wyoming, The Hearthstone in Moses Lake, Washington and Meadowbrook Retirement in Ontario, Oregon. The following agreement is representative of that executed in connection with these properties.

        10.1.1 Lease Agreement dated May 1, 1997 and May 23, 1997 between Emeritus Properties I, Inc., ("Lessee") and Meditrust Acquisition Corporation I ("Lessor").

 10.2   La Villita in Phoenix, Arizona

        10.2.1 Promissory Note dated April 22, 1997 in the amount of $3,500,000 between U.S. Bank of Washington ("Lender") and Emeritus Properties VI, Inc. ("Borrower").

        10.2.2 First Addendum to Promissory Note between Lender and
               Borrower.

        10.2.3 Second Addendum to Promissory Note between Lender and
               Borrower.

        10.2.4 Construction Deed of Trust dated April 22, 1997 between Emeritus Properties VI, Inc. ("Trustor"), U.S. Bank of Washington ("Lender " and "Beneficiary") and United States National Bank of Oregon ("Trustee").

        10.2.5 Addendum to Construction Deed of Trust  between
               Trustor,  Lender  and Trustee.

        10.2.6 Guaranty dated April 22, 1997 between Daniel R. Baty ("Guarantor") U.S. Bank of Washington ("Lender") and Emeritus Properties VI, Inc. ("Borrower").

10.3  Autumn Ridge Retirement Home in Herculaneum, Missouri

      10.3.1 Management Services Agreement dated June 1, 1997 between the registrant ("Manager") and Columbia House LLC ("Owner").

10.4  Development Property in Ogden, Utah

      10.4.1 Lease Agreement dated April 30, 1997 between Emeritus Properties I, Inc., ("Lessee") and Meditrust
             Acquisition Corporation I ("Lessor").

      10.4.2 Leasehold Improvement Agreement dated April 30, 1997 between Emeritus Properties I, Inc., ("Lessee") and
             Meditrust Acquisition Corporation I ("Lessor").

10.5  Development Properties in Cheyenne, Wyoming and Auburn,
      California. The following agreements are representative of those executed in connection with these properties.

      10.5.1 Management Agreement dated May 30, 1997 between
             Willard Holdings, Inc., ("Owner") and the registrant
             ("Manager").

      10.5.2 Lease Agreement dated May 30, 1997 between Willard
             Holdings, Inc., ("Lessor") and the registrant
             ("Lessee").

10.6 Senior Management Employment Agreements entered into between the registrant and each of the following individuals:

      10.6.1 Michelle A. Bickford

      10.6.2 Frank A. Ruffo

      10.6.3 Kelly J. Price

      10.6.4 Gary D. Witte

      10.6.5 Sarah J. Curtis

      10.6.6 Raymond R. Brandstrom

27.1  Financial Data Schedule.