Form 10-Q
period 1997-09-30
EMERITUS CORP\WA\
filed 1997-11-14
CIK 1001604

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

---------------------------------------------------------------------------
                                 FORM 10-Q
---------------------------------------------------------------------------

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


     Commission file number   1-14012

                           EMERITUS CORPORATION
          (Exact name of registrant as specified in its charter)

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                          (X) Yes          ( ) No


As of November 13, 1997, there were 11,000,250 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                              EMERITUS CORPORATION

                                   Index


                       Part I. Financial Information

 Item 1.  Financial Statements:                             Page No.
                                                            --------
          Condensed Consolidated Balance Sheets as of
          December 31, 1996 and September 30,
          1997.............................................     1

          Condensed Consolidated Statements of Operations
          for the Three and Nine Months Ended September 30,
          1996 and 1997....................................     2

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1996 and
          1997.............................................     3

          Notes to Condensed Consolidated Financial
          Statements.......................................     4

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............     7


                        Part II. Other Information

 Item 2.  Changes in Securities............................    18

 Item 5.  Other Information................................    18

 Item 6.  Exhibits and Reports on Form 8-K.................    19

          Signatures.......................................    20

  Note: Items 1 and 3-4 of Part II are omitted because they are not applicable

                           EMERITUS CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 December 31, 1996 and September 30, 1997
                     (In thousands, except share data)

                                  ASSETS

                                                                September 30,
                                                 December 31,       1997
                                                     1996        (unaudited)
                                                 -------------  -------------
Current Assets:
  Cash and cash equivalents.....................     $ 23,039       $ 11,912
  Current portion of restricted deposits........          934            663
  Trade accounts receivable.....................        1,713          2,168
  Prepaid expenses and other current assets.....        4,561          8,067
  Investment securities available for sale......        2,152          3,509
                                                 -------------  -------------
          Total current assets..................       32,399         26,319
                                                 -------------  -------------
Property and equipment, net.....................       97,150        139,846
Property held for development...................        8,796         10,762
Notes receivable from and investments in
  affiliates....................................        2,464          5,948
Lease acquisition costs, net....................        8,127          8,414
Other assets, net...............................        9,102         12,271
                                                 -------------  -------------
          Total assets..........................     $158,038       $203,560
                                                 =============  =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings.........................     $   --         $  5,000
  Current portion of long-term debt.............        5,816         10,271
  Trade accounts payable........................        3,725          5,334
  Construction advances - leased communities....        6,387            --
  Other current liabilities.....................        6,714         10,578
                                                 -------------  -------------
          Total current liabilities.............       22,642         31,183
                                                 -------------  -------------
Security deposits...............................        1,014          1,067
Other long-term liabilities.....................        3,740          7,357
Deferred gain on sale of communities............        9,433         12,623
Deferred income.................................          843            480
Convertible debentures..........................       32,000         32,000
Long-term debt, less current portion............       60,260        104,698
                                                 -------------  -------------
          Total liabilities.....................      129,932        189,408
                                                 -------------  -------------
Minority interest...............................        1,918          1,405
Shareholders' Equity:
 Preferred stock, $.0001 par value.  Authorized
  5,000,000 shares; no shares issued and
  outstanding...................................         --              --
 Common stock, $.0001 par value. Authorized
  40,000,000 shares; issued and outstanding
  11,000,000 shares.............................            1              1
 Additional paid-in capital.....................       44,787         44,787
 Unrealized gain on investment securities.......           18          1,413
 Foreign currency translation adjustment........         --                1
 Accumulated deficit............................      (18,618)       (33,455)
                                                 -------------  -------------
          Total shareholders' equity............       26,188         12,747
                                                 -------------  -------------
          Total liabilities and shareholders'
            equity..............................     $158,038       $203,560
                                                 =============  =============


 See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                Operations.

                           EMERITUS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      Three Months and Nine Months Ended September 30, 1996 and 1997
                                (unaudited)
                   (In thousands, except per share data)


                                   Three months ended September 30,    Nine months ended September 30,
                                   ---------------------------------  ---------------------------------
                                        1996             1997             1996             1997
                                   ---------------  ---------------  ---------------  ---------------
Revenues:
  Community revenue...............      $17,197         $30,647          $45,037         $ 82,772
  Other service fees..............          376             878            1,109            2,196
                                   ---------------  ---------------  ---------------  ---------------
     Total operating revenues.....       17,573          31,525           46,146           84,968
                                   ---------------  ---------------  ---------------  ---------------
Expenses:
  Community operations............       12,908          22,613           32,508           58,755
  General and administrative......        1,835           2,905            4,218            7,859
  Depreciation and amortization...          664           1,891            1,969            4,458
  Rent............................        4,264           9,486            9,881           24,353
                                   ---------------  ---------------  ---------------  ---------------
     Total operating expenses.....       19,671          36,895           48,576           95,425
                                   ---------------  ---------------  ---------------  ---------------
     Loss from operations.........       (2,098)         (5,370)          (2,430)         (10,457)
                                   ---------------  ---------------  ---------------  ---------------
Other income (expense):
  Interest expense, net...........         (560)         (2,162)          (2,210)          (4,616)
  Other, net......................          297             114              175              236
                                   ---------------  ---------------  ---------------  ---------------
     Net other expense............         (263)         (2,048)          (2,035)          (4,380)
                                   ---------------  ---------------  ---------------  ---------------
     Net loss.....................      $(2,361)        $(7,418)         $(4,465)        $(14,837)
                                   ===============  ===============  ===============  ===============

Net loss per share................      $ (0.21)        $ (0.67)         $ (0.41)        $  (1.35)
                                   ===============  ===============  ===============  ===============
Weighted average number of common
  shares outstanding..............       11,000          11,000           11,000           11,000
                                   ===============  ===============  ===============  ===============








 See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                Operations.

                           EMERITUS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended September 30, 1996 and 1997
                                (unaudited)
                              (In thousands)


                                                   1996       1997
                                                 ---------  ---------
Net cash used in operating activities (including
  changes in all operating assets and
  liabilities).................................. $ (3,084)  $ (5,492)
                                                 ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment.........  (22,903)   (15,420)
  Acquisition of property held for development..     (947)   (20,841)
  Proceeds from sale of property and equipment..   49,757     28,675
  Purchase of investment securities.............      --      (2,161)
  Sale of investment securities.................      259      3,207
  Leasehold improvement advances................   (1,824)       --
  Construction advances leased communities......      --      18,930
  Construction expenditures - leased
    communities.................................      --     (26,861)
  Advances to affiliates........................   (3,027)    (1,275)
  Acquisition of interest in affiliates.........      --      (2,412)
                                                 ---------  ---------
      Net cash provided by (used in) investing
        activities..............................   21,315    (18,158)
                                                 ---------  ---------
Cash flows from financing activities:
  Restricted deposits...........................   (6,432)    (2,207)
  Proceeds from (repayment of) short-term
    Borrowings, net.............................     (269)     5,000
  Debt issue and other financing costs..........   (6,344)    (1,106)
  Proceeds from long-term borrowings............   14,531     38,161
  Proceeds from issuance of convertible
    Debentures..................................   30,720        --
  Repayment of long-term borrow.................  (49,855)   (27,325)
  Other.........................................     (122)       --
                                                 ---------  ---------
      Net cash provided by (used in) financing
        activities..............................  (17,771)    12,523
                                                 ---------  ---------
      Net increase (decrease) in cash...........      460    (11,127)

Cash at the beginning of the period.............    9,507     23,039
                                                 ---------  ---------
Cash at the end of the period................... $  9,967   $ 11,912
                                                 =========  =========

Supplemental disclosure of cash flow information
  - cash paid during the period for interest.... $  1,702   $  6,883
                                                 =========  =========

Noncash investing and financing activities:
 Acquisition of communities:
   Assets acquired.............................. $    --    $ 37,347
   Liabilities assumed..........................      --      36,997
 Transfer of property held for development to
   property and equipment.......................      --      18,484
 Transfer of property and equipment to property
   held for sale................................      --      26,735
 Vehicle acquisitions through debt
   financing....................................      --         640











 See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                Operations.

                           EMERITUS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, ("the Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1996 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 Form 10-K filed March 31, 1997 by the Company under the Securities Act of 1934, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

     Certain reclassifications of the 1996 amounts have been made to conform to the 1997 presentation.

2.    CHANGE IN ACCOUNTING ESTIMATES

     Effective January 1, 1997, the Company changed the period over which pre-opening costs on newly opened developments are amortized from 18 months to one-year. The change did not have a material effect on 1996 results of operations as the majority of developments were opened late in 1996. The impact for the three months ended and nine months ended September 30, 1997, was $(221,000) and $(417,000) or $(0.02) and $(0.04) per share, respectively.

     Effective January 1, 1997, the Company also changed the estimate for the useful life of acquired buildings. The impact for the three months ended and nine months ended September 30, 1997, was $118,000 and $284,000 or $0.01 and $0.03 per share, respectively. The impact for the three months ended and nine months ended September 30, 1996 would have been $65,000 and $176,000 or $0.01 and $0.02 per share, respectively, if the Company had changed the estimate effective January 1, 1996.

3.    ACQUISITIONS

     During the year ended December 31, 1996 and the nine months ended September 30, 1997, the Company completed several acquisitions of assisted-living, independent-living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill or identifiable intangibles were recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions. Summary information concerning the acquisitions is as follows:

                           EMERITUS CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                           Total
       Communities acquired         Acquisition date   purchase price    Units
----------------------------------  ---------          --------------  ---------
                                                       (in thousands)
Heritage Hills Retirement.........  February 1, 1996      $  4,338         100
Lakewood Inn (1)..................  March 1, 1996            2,800         108
Laurel Place (formerly Golden
  Park)................ ..........  April 25, 1996           2,100          72
Madison Glen (formerly Sunshine
  Manor)..........................  May 15, 1996             3,842         140
The Hearthstone (2)...............  November 1996            5,200          84
Concorde..........................  November 1996            8,400         116
Other 1996 Acquisitions...........  Various                  8,202         272
Villa Del Rey.....................  March 19, 1997           4,252          84
La Casa Communities (3)...........  May 1, 1997             33,062         473
                                                       --------------  ---------
                                                           $72,196       1,449
                                                       ==============  =========

(1)  Refinanced through a sale/leaseback with a REIT.
     Lease includes an initial term of 13 years with four five-year renewal options and annual base rent of approximately $686,000. The Company has no continuing involvement outside of operating the community.

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

     During the year ended December 31, 1996 and the nine months ended September 30, 1997, the Company completed several acquisitions of communities through lease financing transactions with certain Real Estate Investment Trusts' (REITs'), pursuant to which the REITs' leased such communities to the Company under operating leases. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates the leases commenced for those communities not previously owned.









                                    Lease
     Communities leased          Acquisition      Initial           Renewal           Annual
                                    date        Lease Term         Options           Rent          Units
                               --------------   -------------   ----------------   ----------------  --------
Carolina Communities (1).....  February 1996    15 years        Three five-year      $  4,145,607       648
Evergreen Lodge..............  April 1996       13 years        Four five-year            572,569        98
Rosewood Court (2)...........  April 1996       14 yrs/9 mos    Three five-year           393,200        71
Barrington Place.............  May 1996         11 yrs/11 mos   Four five-year            413,601        80
Springtree...................  May 1996         11 yrs/11 mos   Four five-year          1,410,353       185
The Terrace (3)..............  August 1996      11 yrs/8 mos    Four five-year            416,887        88
Lodge at Mainlands...........  August 1996      11 yrs/7 mos    Four five-year            924,530       154
Colonial Park Club...........  August 1996      11 yrs/7 mos    Four five-year            770,862        90
Ridge Wind...................  August 1996      11 yrs/8 mos    Four five-year            458,061        80
Other 1996 Leases............  October 1996     11 years        Four five-year          1,753,006       226
New York Communities (4).....  November 1996    15 years        Two five-year           4,975,000       738
Texas Communities (5)........  April 1, 1997    15 years        Three five-year         2,174,328       411
                                                                                   ----------------  --------
                                                                                      $18,408,004     2,869
                                                                                   ================  ========


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




                          Three months ended    Nine months ended
                            September 30,         September 30,
                         --------------------  --------------------
                           1996       1997       1996       1997
                         ---------  ---------  ---------  ---------
                           (In thousands, except per share data)
Revenue.................  $27,419    $31,525    $81,306   $ 89,900

Net loss................   (2,754)    (7,418)    (6,940)   (15,278)

Net loss per share......  $ (0.25)   $ (0.67)   $ (0.63)  $  (1.39)


     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

4. SUBSEQUENT EVENTS

  Subsequent to the third quarter 1997, in October 1997, The Company announced an investment by NorthStar Capital Partners LLC ("NorthStar"), a private investment group with financial backing from a Union Bank of Switzerland Securities affiliate and Quantum Realty Partners, a fund advised by Soros Fund Management LLC. NorthStar invested $25 million in the Company through the purchase of preferred stock, representing approximately 10% ownership in the Company. The preferred stock is convertible into 1.37 million newly issued shares of the Company's common stock at $18.20 per share and is exchangeable into convertible debt at the option of the Company. NorthStar has also agreed to provide an additional $50 million to the Company and its related entities for use in supporting future growth initiatives. The Company expects to use the net proceeds to repay indebtedness on owned assisted-living communities and for ongoing development and acquisition activity.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

OVERVIEW

     Since its organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the nine months ended September 30, 1996 and 1997, the Company generated total operating revenues of $46.1 million and $85.0 million, respectively, representing an 84% increase. For the three months ended September 30, 1996 and 1997, the Company generated total operating revenues of $17.6 million and $31.5 million, respectively, representing a 79% increase. As of September 30, 1997, the Company's accumulated deficit was $33.5 million and its total shareholders' equity was $12.7 million. For the nine months ended September 30, 1996 and 1997, the Company generated net losses of $4.5 million and $14.8 million, respectively. For the three months ended September 30, 1996 and 1997, the Company generated net losses of $2.4 million and $7.4 million, respectively.

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

      As of November 7, 1997, the Company holds ownership, leasehold or management interests in 99 residential communities (the "Operating Communities") consisting of approximately 8,600 units with a capacity of over 10,000 residents, located in 25 states. Of the 99 Operating Communities 19 newly developed communities were opened during 1997; five commenced operations during the first quarter of 1997, six commenced operations during the second and third quarters of 1997 and two commenced operations during the fourth quarter of 1997. Additionally, the Company completed construction on an expansion to an existing community during the second quarter of 1997, and during the fourth quarter of 1997 entered into an agreement with an affiliate to provide administrative services for an independent-living community located in Washington. In addition, the Company owns, has a leasehold interest in or has acquired an option to purchase development sites for 30 new assisted-living communities (the "New Development Communities"). Eleven of the New Development Communities are currently under construction, one of which is scheduled to open during the fourth quarter of 1997. The Company leases 72 of its Operating Communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 18 communities, manages four communities and has a joint venture and partnership interest in five communities. Additionally, the Company holds a 22.4% minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 17 assisted-living communities consisting of approximately 900 units with a capacity of approximately 940 residents. Assuming completion of the New Development Communities scheduled to open throughout 1997 and the minority interest in Alert, the Company will own, lease or manage 117 properties in 25 states and Canada containing an aggregate of approximately 9,600 units with a capacity of over 11,100 residents. There can be no assurance, however, that the New Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control. The Company's management of assisted-living communities owned or leased by others has not been material to the Company's business or revenue.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)


      The following table sets forth a summary of the Company's property interests.


                                              As of September 30,
                    -----------------------------------------------------------------------
                          1994               1995               1996               1997
                    -----------------  -----------------  -----------------  -----------------
                    Buildings  Units   Buildings  Units   Buildings  Units   Buildings  Units
                    --------- -------  --------- -------  --------- -------  --------- -------
Owned                   6        494       17     1,733       13     1,285      17      1,916
Leased                  1         91        2       140       37     3,047      72      5,804
Managed                --        --        --       --        --       --        3        227
Joint Venture/
  Partnership          --        --         1        22        2       162       4        380
                    --------- -------  --------- -------  --------- -------  --------- -------
     Sub Total          7        585       20     1,895       52     4,494      96      8,327

     Annual Growth     --%       -- %     186%      224%     160%      137%     85%        85%

Pending                 1         80       19     1,370        9     1,119      --         --
Acquisitions
New Developments       10        770       31     2,374       41     3,550      29      2,548
Minority Interest      --        --        --       --        --       --       17        940
                    --------- -------  --------- -------  --------- -------  --------- -------
     Total             18      1,435       70     5,639      102     9,163     142     11,815
                    --------- -------  --------- -------  --------- -------  --------- -------
     Annual Growth     --%       -- %     289%      293%      46%       63%     39%        29%


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


                                                                                  Period to Period
                                                                                Percentage Increase
                                                                                     (Decrease)
                                            Percentage of Revenues          Three Months    Nine Months
                                    Three Months Ended  Nine Months Ended       Ended          Ended
                                       September 30,      September 30,     September 30,  September 30,
                                    ------------------  ------------------  -------------  -------------
                                      1996      1997      1996      1997      1996-1997      1996-1997
                                    --------  --------  --------  --------  -------------  -------------
Revenues..........................    100 %     100 %     100 %     100 %        79  %          84 %

Expenses:
   Community operations...........     73        72        70        69          75             81
   General and administrative.....     10         9         9         9          58             86
   Depreciation and amortization..      4         6         4         5         185            126
   Rent...........................     24        30        21        29         122            146
                                    --------  --------  --------  --------  -------------  -------------
      Total operating expenses....    111       117       104       112          88             96
                                    --------  --------  --------  --------  -------------  -------------
      Loss from operations........    (11)      (17)       (4)      (12)        156            330
                                    --------  --------  --------  --------  -------------  -------------
Other income (expense):
   Interest expense, net..........     (3)       (7)       (5)       (5)        286            109
   Other, net.....................      2         --        --        --        (62)            35
                                    --------  --------  --------  --------  -------------  -------------
      Net loss....................    (12)%     (24)%      (9)%     (17)%       214  %         232 %
                                    ========  ========  ========  ========  =============  =============


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Total operating revenues for the nine months ended September 30, 1997 were $85.0 million, representing a $38.8 million, or 84%, increase over operating revenues of $46.1 million for the comparable period in 1996. The increase resulted from the opening of new developments and the acquisition of communities between September 30, 1996 and 1997.
The Company ended with 52 and 96 communities representing approximately 4,500 and 8,300 units as of September 30, 1996 and 1997, respectively, an increase of 85%. For the nine months ended September 30, 1997, there was a decline in average occupancy to 70% from 75% for the comparable period in 1996, however, the impact on revenue from the decline in occupancy was offset by a modification in rate structure at the communities.

     COMMUNITY OPERATIONS. Expenses for community operations for the nine months ended September 30, 1997 were $58.8 million, representing a $26.2 million, or 81% increase over $32.5 million for the comparable period in 1996, primarily due to the Company's opening of new developments and the acquisition of communities between September 30, 1996 and 1997. The Company ended with 52 and 96 communities as of September 30, 1996 and 1997, respectively, an increase of 85%. As a percentage of total operating revenues, expenses for community operations decreased to 69% for the nine months ended September 30, 1997, from 70% for the comparable period in 1996. The Company expects community operations to continue to decline as a percentage of revenue as it continues to fill-up newly developed communities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1997 were $7.9 million, representing an increase of $3.6 million, or 86% from $4.2 million for the comparable period in 1996. As a percentage of total operating revenues, general and administrative expenses remained unchanged at 9% for the nine months ended September 30, 1997 and 1996 while the number of employees located at the corporate office was 194 and 122 for the nine months ended September 30, 1997 and 1996, respectively. The dollar increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's acquisition and development program. General and administrative costs are expected to continue to increase in line with revenues and community operations at least through 1997 as the Company acquires additional existing communities and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1997 was $4.5 million, or 5% of total operating revenues, compared to $2.0 million or 4% of total operating revenues, for the comparable period in 1996. The increase was due to a combination of an increase in pre-opening amortization expense and the opening of new developments and the acquisition of eight communities owned by the Company net of communities sold in sale/leaseback transactions between September 30, 1996 and 1997. The Company owned 18%, or 17 of its 96 communities representing approximately 1,900 units at September 30, 1997 compared to 25%, or 13 of its 52 communities representing approximately 1,300 units at September 30, 1996.

     RENT. Rent expense for the nine months ended September 30, 1997 was $24.4 million, representing an increase of $14.5 million, or 146% from rent expense of $9.9 million for the comparable period in 1996. As a percentage of total operating revenues, rent expense increased to 29% for the nine months ended September 30, 1997, from 21% for the comparable period in 1996. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 75%, or 72 out of 96 of its residential communities representing approximately 5,800 units as of September 30, 1997 compared to 71%, or 37 out of 52 communities representing approximately 3,100 units as of September 30, 1996. The increase in rent expense as a percentage of revenue can also be attributed to the opening of newly developed communities operated by the Company under lease agreements. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community. As the fill-up of newly developed communities continues, rent expense as a percentage of
revenue is expected to decrease.   Rent expense on a dollar basis is
expected to continue to increase as the Company refinances owned communities through sale/leaseback transactions and acquires additional communities through lease financing transactions.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)


     INTEREST EXPENSE, NET. Interest expense, net, for the nine months ended September 30, 1997 was $4.6 million on long-term debt of $115.0 million compared to $2.2 million on long-term debt of $66.1 million for the comparable period in 1996, remaining unchanged as a percentage of total operating revenue at 5% for the nine months ended September 30, 1997 and 1996. The dollar increase was primarily due to the acquisition of four communities through mortgage financing bearing interest at rates between 8% and 18% and the opening of five developments owned by the Company. This was offset by the repayment of $16.3 million existing mortgage debt having interest rates between 9.3% and 13.2% with convertible debenture proceeds having an interest rate of 6.25% in 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Total operating revenues for the three months ended September 30, 1997 were $31.5 million, representing a $14.0 million, or 79%, increase over operating revenues of $17.6 million for the comparable period in 1996. The increase resulted from the opening of new developments and the acquisition of communities between September 30, 1996 and 1997. The Company ended with 52 and 96 communities representing approximately 4,500 and 8,300 units as of September 30, 1996 and 1997, respectively, an increase of 85%. For the three months ended September 30, 1997, there was a decline in average occupancy to 71% from 79% for the comparable period in 1996, however, the impact on revenue from the decline in occupancy was offset by a modification in rate structure at the communities.

     COMMUNITY OPERATIONS. Expenses for community operations for the three months ended September 30, 1997 were $22.6 million, representing a $9.7 million, or 75% increase over $12.9 million for the comparable period in 1996, primarily due to the Company's opening of new developments and the acquisition of communities between September 30, 1996 and 1997. The
Company ended with 52 and 96 communities as of September 30, 1996 and 1997, respectively, an increase of 85%. As a percentage of total operating revenues, expenses for community operations decreased to 72% for the three months ended September 30, 1997, form 73% for the comparable period in 1996. The Company expects community operations to continue to decline as a percentage of revenue as it continues to fill-up newly developed communities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1997 were $2.9 million, representing an increase of $1.1 million, or 58% from $1.8 million for the comparable period in 1996. As a percentage of total operating revenues, general and administrative expenses decreased to 9% for the three months ended September 30, 1997, from 10% for the comparable period in 1996 while the number of employees located at the corporate office was 194 and 122 for the three months ended September 30, 1997 and 1996, respectively. The dollar increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's acquisition and development program. General and administrative costs are expected to continue to increase in line with revenues and community operations at least through 1997 as the Company acquires additional existing communities and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1997 was $1.9 million, or 6% of total operating revenues, compared to $664,000 or 4% of total operating revenues, for the comparable period in 1996. The dollar increase was due to a combination of an increase in pre-opening amortization expense and the opening of new developments and the acquisition of eight communities owned by the Company net of communities sold in sale/leaseback transactions between September 30, 1996 and 1997. The Company owned 18%, or 17 of its 96 communities representing approximately 1,900 units at September 30, 1997 compared to 25%, or 13 of its 52 communities representing approximately 1,300 units at September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)


     RENT. Rent expense for the three months ended September 30, 1997 was $9.5 million, representing an increase of $5.2 million, or 122% from rent expense of $4.3 million for the comparable period in 1996. As a percentage of total operating revenues, rent expense increased to 30% for the three months ended September 30, 1997, from 24% for the comparable period in 1996. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 75%, or 72 out of 96 of its residential communities representing approximately 5,800 units as of September 30, 1997 compared to 71%, or 37 out of 52 communities representing approximately 3,100 units as of September 30, 1996. The increase in rent expense as a percentage of revenue can also be attributed to the opening of newly developed communities operated by the Company under lease agreements. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community. As the fill-up of newly developed communities continues, rent expense as a percentage of
revenue is expected to decrease.   Rent expense on a dollar basis is
expected to continue to increase as the Company refinances owned communities through sale/leaseback transactions and acquires additional communities through lease financing transactions.

     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended September 30, 1997 was $2.2 million on long-term debt of $115.0 million compared to $560,000 on long-term debt of $66.1 million for the comparable period in 1996, increasing as a percentage of total operating revenues to 7% for the three months ended September 30, 1997 from 3% for the comparable period in 1996. The dollar increase was primarily due to the acquisition of four communities through mortgage financing bearing interest at rates between 8% and 18% and the opening of five developments owned by the Company.

SAME COMMUNITY COMPARISON

     The Company operated 40 communities ("Same Community") on a comparable basis during both the three months ended September 30, 1996 and 1997. The Same Communities represented 54% of the Company's total revenue for the quarter. Same Community average occupancy was unchanged at 82% for the respective three month periods while net operating margins increased by $902,000 to 32% on revenue of $17.0 million as compared to 28% on revenue of $16.0 million for the three months ended September 30, 1996. The increase in revenue can be attributed to monthly rate increases and greater services offered at the communities. Same Community pre-tax income, before corporate overhead, increased by $685,000 from $(289,000) to $396,000 compared to the comparable period last year. In addition, average revenue per occupied unit increased approximately 7%, from $1,974 to $2,116, during the third quarter 1996 and 1997, respectively.

     The following table sets forth a comparison of Same Community results of operations before corporate overhead for the three months ended September 30, 1996 and 1997.


                                         Three Months Ended September 30,
                                                  (In thousands)

                                                           Dollar   Percentage
                                      1996       1997      Change     Change
                                    ---------  ---------  --------   ----------
Revenue...........................   $15,995    $16,986     $991         6 %
Community operating expense.......    11,474     11,563       89         1
                                    ---------  ---------  --------   ----------
     Community operating income...     4,521      5,423      902        20
                                    ---------  ---------  --------   ----------
Depreciation and amortization.....       460        501       41         9
Rent..............................     3,896      4,203      307         8
                                    ---------  ---------  --------   ----------
     Operating income.............       165        719      554       336
                                    ---------  ---------  --------   ----------
Interest income (expense), net....      (572)      (525)      47        (8)
Other income, net.................       118        202       84        71
                                    ---------  ---------  --------   ----------
     Pre-tax income (loss)........   $  (289)   $   396     $685       237 %
                                    =========  =========  ========   ==========

                                    11

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)



                                     Three months ended
                                       September 30,
                                    --------------------
                                      1996       1997
                                    ---------  ---------
OTHER SAME COMMUNITY INFORMATION:
   Communities....................       40        40
   Total units....................    3,283     3,283
   Average occupancy..............       82%       82%
   Revenue per occupied unit......   $1,974    $2,116


     The 37 Same Communities as reported for the quarter ending June 30, 1997 had an average occupancy of 86% and 80%, reported revenue of 15.3 million and $15.2 million, community operating expenses of $9.8 million and $10.1 million and pre-tax income of $1.0 million and $893,000 for the three months ended June 30, 1997 and September 30, 1997, respectively.

STABILIZED  (GROUP  ONE) AND START-UP/REPOSITIONED  (GROUP  TWO)  COMMUNITY
COMPARISON

     For the three months ended September 30, 1997, the Company had 52 communities that had achieved average occupancy of at least 90% during one quarter in the last 12 months ("Group One Communities") and 44 communities that had average occupancy of less than 90%, which includes 34 newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment activity ("Group Two Communities").

     The following table sets forth a comparison of Group One and Group Two Community results of operations for the three months ended September 30, 1997.


                                         Three Months Ended September 30, 1997
                                                    (In thousands)

                                                   Start-Up/
                                    Stabilized   Repositioned
                                    Communities   Communities
                                    (Group One)   (Group Two)   Overhead    Total
                                    -----------  -------------  --------   ---------
Revenue...........................    $22,352       $ 9,168     $     5     $31,525
Community operating expense.......     14,170         8,443          --      22,613
                                    -----------  -------------  --------   ---------
     Community operating income...      8,182           725           5       8,912
                                    -----------  -------------  --------   ---------
General and administrative........       --             --        2,905       2,905
Depreciation and amortization.....        379         1,401         111       1,891
Rent..............................      5,926         3,451         109       9,486
                                    -----------  -------------  --------   ---------
     Operating income (loss)......      1,877        (4,127)     (3,120)     (5,370)
                                    -----------  -------------  --------   ---------
Interest income (expense), net....       (510)       (1,608)        (44)     (2,162)
Other income (expense)............         27           179         (92)        114
                                    -----------  -------------  --------   ---------
     Net income (loss)............    $  1,394      $(5,556)    $(3,256)    $(7,418)
                                    ===========  =============  ========   =========

OTHER GROUP ONE AND GROUP TWO INFORMATION:
  Communities.....................          52           44                      96
  Total units.....................       4,176        4,151                   8,327
  Average Occupancy...............          90%          48%                     70%
  Revenue per occupied unit.......    $  1,987      $ 1,636                 $ 1,871


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)


     Group One Communities ended the third quarter with an average occupancy of 90% compared to 94% for the three months ended September 30, 1996 while net operating margins increased by $4.2 million to 37% on revenue of $22.4 million as compared to 31% on revenue of $12.6 million for the three months ended September 30, 1996. Group One Community pre-tax income, before corporate overhead, increased by 116% to $1.4 million compared to the comparable period last year. The total number of Group One Communities increased by 24 compared to the third quarter of 1996 due to a combination of acquisitions and communities achieving an occupancy of at least 90%.

     Group Two Communities ended the third quarter with an average occupancy of 48% compared to 56% for the three months ended September 30, 1996 while net operating margins increased by $16,000 to 8% on revenue of $9.2 million as compared to 14% on revenue of $5.0 million for the three months ended September 30, 1996. Group Two Community pre-tax loss, before corporate overhead, increased by 285% to $5.6 million compared to the comparable period last year. The total number of Group Two Communities had a net increase of 20 compared to the third quarter of 1996 due primarily to the opening of new developments.

     The following tables set forth a comparison of Group One and Group Two Community results of operations before corporate overhead for the three months ended September 30, 1996 and 1997.


                                        Stabilized Communities (Group One)
                                         Three Months Ended September 30,
                                                  (In thousands)

                                                           Dollar   Percentage
                                      1996       1997      Change     Change
                                    ---------  ---------  --------   ----------
Revenue...........................   $12,583   $ 22,352    $9,769        78 %
Community operating expense.......     8,627     14,170     5,543        64
                                    ---------  ---------  --------   ----------
  Community operating income......     3,956      8,182     4,226       107
                                    ---------  ---------  --------   ----------

Depreciation and amortization.....       228        379       151        66
Rent..............................     2,819      5,926     3,107       110
                                    ---------  ---------  --------   ----------
   Operating income...............       909      1,877       968       106
                                    ---------  ---------  --------   ----------

Interest income (expense), net....      (265)      (510)     (245)       92
Other income, net.................       --          27        27        --
                                    ---------  ---------  --------   ----------
     Pre-tax income...............   $   644   $  1,394    $  750       116 %
                                    =========  =========  ========   ==========

OTHER GROUP ONE INFORMATION:
   Communities....................        28         52
   Total units....................     2,189      4,176
   Average occupancy..............        94%        90%
   Revenue per occupied unit......    $2,037     $1,987


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)



                                     Start-Up/Repositioned Communities (Group Two)
                                           Three Months Ended September 30,
                                                    (In thousands)

                                                             Dollar     Percentage
                                       1996        1997      Change       Change

                                    ----------  ----------  ---------  ------------
Revenue...........................   $ 4,990     $ 9,168     $ 4,178        84 %
Community operating expense.......     4,281       8,443       4,162        97
                                    ----------  ----------  ---------  ------------
  Community operating income......       709         725          16         2
                                    ----------  ----------  ---------  ------------

Depreciation and amortization.....       356       1,401       1,045       294
Rent..............................     1,360       3,451       2,091       154
                                    ----------  ----------  ---------  ------------
  Operating loss..................    (1,007)     (4,127)     (3,120)      310
                                    ----------  ----------  ---------  ------------

Interest income (expense), net....      (510)     (1,608)     (1,098)      215
Other income, net.................        75         179         104       139
                                    ----------  ----------  ---------  ------------
  Pre-tax loss....................   $(1,442)    $(5,556)    $(4,114)      285 %
                                    ==========  ==========  =========  ============

OTHER GROUP TWO INFORMATION:
   Communities....................        24          44
   Total units....................     2,305       4,151
   Average occupancy..............        56%         48%
   Revenue per occupied unit......    $1,387      $1,636


  Group One Communities for the three months ended September 30, 1997 and June 30, 1997, consisted of 52 communities and 48 communities, respectively. Average Occupancy remained unchanged at 90% for both the second and third quarter of 1997. Revenue increased $2.8 million, or 14% to $22.4 million for the three months ended September 30, 1997 from $19.6 million for the three months ended June 30, 1997. Community operating expenses for the third quarter 1997 were $14.2 million, representing an increase of $2.2 million, or 19% over $11.9 million for the second quarter 1997. Pre-tax income decreased $354,000, or 20% to $1.4 million for the three months ended September 30, 1997 from $1.7 million for the three
months ended June 30, 1997.   The changes between second quarter 1997 and
third quarter 1997 are primarily a result of the increase in communities between the two quarters contributing revenue of $2.5 million, operating expenses of $1.9 million and a pre-tax loss of $118,000.

     Group Two Communities for the three months ended September 30, 1997 and June 30, 1997, consisted of 44 communities and 42 communities, respectively, representing 29 and 22 newly developed communities, respectively. Average Occupancy decreased to 48% for the three months ended September 30, 1997 from 53% for the three months ended June 30, 1997. Revenue decreased $204,000, or 2% to $9.2 million for the three months ended September 30, 1997 from $9.4 million for the three months ended June 30, 1997. Community operating expenses for the third quarter 1997 were $8.4 million, representing an increase of $1.1 million, or 15% over $7.3 million for the second quarter 1997. Pre-tax loss increased $2.5 million, or 81% to $5.6 million for the three months ended September 30, 1997 from $3.1 million for the three months ended June 30, 1997.

     The changes between second quarter 1997 and third quarter 1997 are primarily a result of newly opened developments. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community at which time the Company expects newly developed communities to begin showing positive operating results. Among the 42 Group Two Communities, 22 were newly developed communities representing $3.6 million in revenue for the three months ended September 30, 1997 compared to $2.4 million for the three months ended June 30, 1997, $3.9 million in community operating expenses for the third quarter 1997 compared to $2.5 million for the second quarter 1997 and pre-tax loss of $3.9 million for the third quarter 1997 compared to pre-tax loss of $2.5 million for the second quarter 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)



LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1996 and 1997, net cash used in operating activities was $3.1 million and $5.5 million, respectively. During the nine months ended September 30, 1997, the Company obtained $27.0 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage indebtedness of $12.3 million as well as $15.0 million of unrelated mortgage indebtedness including refinancing $5.6 million in long-term debt on two assisted-living communities and repaying $2.1 million in long-term debt on an assisted-living community located in Arizona. The Company obtained $1.7 million in proceeds from the sale of land in Maryland. The Company also incurred additional long-term debt of $38.2 million and purchased additional property and equipment and property held for development of $36.3 million. As a result of these acquisition and financing transactions the Company decreased its cash position by approximately $11.1 million. During the nine months ended September 30, 1996, the Company obtained $49.8 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage debt of $33.7 million as well as $16.2 million of unrelated mortgage debt. The Company also incurred additional long-term debt of $45.3 million, including $30.7 million, net proceeds from the private placement of convertible subordinated debentures and purchased additional property and equipment and property held for development of $23.9 million.
As of September 30, 1997, the Company had a working capital deficit of $4.9 million compared to working capital of $9.8 million as of December 31,
1996.   The Company's working capital deficit is a result of $7.8 million in long-term mortgages on two assisted-living communities which are due within the next twelve months and are expected to be refinanced with additional long-term borrowings. Excluding the $7.8 million of long-term debt due, the Company would have working capital of $3.0 million.

     In October 1997, the Company received an investment by NorthStar Capital Partners LLC ("NorthStar"), of $25.0 million with an additional $50.0 million to potentially be received in the future for use in supporting future growth initiative. The Company expects to use the net proceeds to repay indebtedness on owned assisted-living communities and for ongoing development and acquisition activity. See "Recent Events".

     In July 1997, the Company commenced operations on three newly developed communities aggregating 222 units. Eastman Estates and
Meadowlands Terrace both located in Texas and Bellaire Place located in South Carolina had completed construction during the second quarter of
1997. Bellaire Place is operated by the Company pursuant to an operating lease agreement with a REIT. The lease consists of an initial term of twelve years nine months with four five-year renewal options and annual
base rent of approximately $555,000.   Eastman Estates and Meadowlands
Terrace were refinanced in September 1997 with a REIT. The transaction consisted of $7.3 million in construction indebtedness refinanced through a sale/leaseback and a mortgage financing transaction. Eastman Estates is operated by the Company pursuant to a lease agreement consisting of an initial term of 11 years seven months with four five-year renewal options and annual base rent of approximately $510,000. Meadowlands Terrace is owned and operated by the Company. The Company purchased an additional $1.6 million (Cdn) of preferred stock in Alert. This latest transaction has resulted in the Company having now subscribed for a total of 6,888,466 preferred shares with a total investment of $3.7 million (US) representing on an as-if-converted basis approximately 22.4% of the outstanding common and Class A nonvoting shares taken together. This represents approximately 39.6% of the common shares (assuming no Class A nonvoting shares are converted into common shares) and approximately 34.1% of the Class A nonvoting shares (assuming no common shares are converted into Class
A nonvoting shares).

     In August 1997, the Company commenced operations on two newly developed communities aggregating 158 units, Lakeridge Place in Texas and Ridgeland Court in Mississippi. Both communities are operated by the Company pursuant to operating lease agreements with a REIT. The leases consist of initial terms of thirteen years eight months and thirteen years for Lakeridge Place and Ridgeland Court, respectively, each with four five-year renewal options and annual base rent aggregating approximately $1.2 million. With respect to Ridgeland Court, the Company entered into an agreement with Mississippi Baptist Health Systems, Inc. ("MBHS"), a non profit corporation located in Mississippi. Under this agreement, the Company has the right to use MBHS's name, tradename and certain trademarks ("Marks") and any copyrights ("Related Rights") relating to the Marks for the purpose of developing, marketing, operating and maintaining Ridgeland Court in exchange for a 50% economic interest in the community. The Company intends to enter into additional agreements like this one with MBHS on future developments in Mississippi.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS - (Continued)


     In September 1997, the Company completed $16.4 million in lease financing on two to-be-constructed assisted-living communities located in Ohio and Delaware aggregating 200 units. Construction on the developments commenced during the third quarter 1997. The communities will be constructed and operated by the Company pursuant to operating leases and leasehold improvement agreements with a REIT. Additionally, the Company entered into an agreement ("Management/Lease-Up Agreement") with an independent third party on a to-be-constructed 101 unit assisted-living community located in Illinois. Under the Management Lease-Up Agreement, the Company will provide management services for a period of two years commencing on the date that the first resident occupies one of the units in the community. The Company will receive a management fee equal to 5% of gross revenues payable monthly over the term of the agreement. Commencing on the earlier date to occur (a) two years after commencement of the management agreement or (b) the first month in which the community is cash flow even, the Company will lease the community from the independent third party under an operating lease agreement with an initial term of 10 years and three five-year renewal options.

RECENT EVENTS

     Subsequent to the third quarter 1997, in October 1997, The Company announced an investment by NorthStar, a private investment group with financial backing from a Union Bank of Switzerland Securities affiliate and Quantum Realty Partners, a fund advised by Soros Fund Management LLC. NorthStar invested $25 million in the Company through the purchase of preferred stock, representing approximately 10% ownership in the Company. The preferred stock is convertible into 1.37 million newly issued shares of the Company's common stock at $18.20 per share and is exchangeable into convertible debt at the option of the Company. NorthStar has also agreed to provide an additional $50 million to the Company and its related entities for use in supporting future growth initiatives. The Company expects to use the net proceeds to repay indebtedness on owned assisted-living communities and for ongoing development and acquisition activity.

     Additionally, subsequent to the third quarter of 1997, the Company commenced operations on a 101 unit newly developed community located in Washington and an 80 unit newly developed community located in Massachusetts. The community located in Washington is owned and operated by the Company and the community located in Massachusetts is operated by the Company on a joint venture basis pursuant to an operating lease agreement with a third party. The lease consists of an initial term of 20 years with two ten-year renewal options and annual base rent aggregating approximately $798,000. The Company entered into an agreement with Columbia House LLC, an affiliate of the Company to provide administrative and accounting services for a 100 unit independent-living community located in Washington. Under the agreement the Company shall receive an administrative services fee of $3,000 payable monthly for the first year and $4,000 payable monthly for the remaining three years.


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

                         PART II OTHER INFORMATION


Item 1 is not applicable.

Item 2: CHANGES IN SECURITIES

     On October 24, 1997 the Company sold 25,000 shares of Series A Convertible Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock") to Merit Partners, LLC for an aggregate purchase price of $25 million. There were no underwriters involved and no underwriting commissions or discounts were paid. The Series A Preferred Stock was offered and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D Rule 504 thereunder. The purchaser is composed of sophisticated financial institutions and their advisers.

     Each share of Series A Preferred Stock is convertible into that number of shares of the Company's Common Stock equal to the liquidation value of a share of Series A Preferred Stock ($1,000) divided by the conversion price of $18.20 per share. Currently the Series A Preferred Stock is convertible into an aggregate of 1,373,626 shares of Common Stock. The conversion price is subject to adjustment in the event of stock dividends, stock subdivisions and combinations, and extraordinary distributions.

Items 3-4 are not applicable.

Item 5: OTHER INFORMATION

     On October 13, 1997, the Company announced its proposed merger of the Company with ARV Assisted Living, Inc. ("ARV"), an assisted-living company located in Costa Mesa, California. The all-cash offer of $16.50 per share for all the outstanding common stock of ARV, represents a 45% premium over ARV's closing price of $11.38 on July 14, 1997, the day before ARV announced its intention to sell 49.9% of its common stock to Prometheus Assisted Living L.L.C. ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors LLC ("Lazard")for $14 per share.

     On October 14, 1997, ARV announced that the company is not for sale and that it intends to continue its commitment to its transaction with Prometheus and not pursue negotiations with the Company. On October 15, 1997, ARV announced that Gary L. Davidson resigned from his offices as Chairman, Chief Executive Officer and President of the company and as a director of the company.

     On October 31, 1997, ARV announced that it issued $60 million of 6.75% Convertible Subordinated Notes (the "Notes") due 2007 to Prometheus. The Notes are convertible into approximately 3.5 million shares of ARV's common stock at $17.25 per share. This transaction, in conjunction with Prometheus earlier purchase of 1.9 million common shares of $26.9 million, replaces a previous agreement which called for Prometheus to purchase up to $135 million of ARV common shares. Lazard currently owns 1.9 million shares of common shares of ARV. The 1.9 million share position represents approximately a 16.6% ownership in ARV. If the Notes were to be converted in full, Lazard would have, on a fully diluted basis, a 28.2% ownership in ARV.

     The Company intends to continue to seek to negotiate with the ARV with respect to the acquisition of ARV by the Company. If such negotiations result in a definitive merger agreement between ARV and the Company, the consideration to be received by holders of shares could include or consist of securities, cash or any combination thereof. As of November 11, 1997, the Company holds a 9.3% interest in ARV.

     The Company and ARV are two of the leading companies in the senior housing services business. The company currently holds interests in 116 communities representing capacity of 11,000 residents in 25 states and Canada. ARV currently owns and/or operates 49 assisted-living facilities with approximately 6,300 units in 11 states. Together, the strategic business combination of our two companies would create a powerful critical mass, positioning the combined enterprise well for its rapid growth both internally and through acquisitions, providing the finest living facilities for its thousands of senior citizen residents, and building value for its employees, business partners, communities and, in turn, investors.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                          Description

 4.1 Preferred Stock Purchase Agreement (including Designation of Rights and Preferences of Series A Convertible
      Exchangeable Redeemable Preferred Stock of Emeritus
      Corporation Agreement, Registration of Rights Agreement and
      Shareholders Agreement) dated October 24, 1997 between the registrant ("Seller") and Merit Partners, LLC
      ("Purchaser").

10.1  RIDGELAND COURT IN RIDGELAND, MISSISSIPPI

      10.1.1 Master Agreement and Subordination Agreement dated
             September 5, 1997 between the registrant, Emeritus
             Properties I, Inc., and Mississippi Baptist health
             Systems, Inc.

      10.1.2 License Agreement dated September 5, 1997 between the registrant and its subsidiary and affiliated corporations and Mississippi Baptist health Systems, Inc.

      10.1.3 Economic Interest Assignment Agreement and
             Subordination Agreement dated September 5, 1997 between the registrant, Emeritus Properties I, Inc., and Mississippi Baptist Health Systems, Inc.,

10.2  DEVELOPMENT PROPERTY IN URBANA, ILLINOIS.

      10.2.1 Lease Agreement dated September 10, 1997 between ALCO IV, L.L.C. ("Lessor") and the registrant ("Lessee").

      10.2.2 Management Agreement dated September 10, 1997 between the registrant ("Manager" and ALCO IV, L.L.C.
             ("Owner").

10.3  EASTMAN ESTATES IN LONGVIEW, TEXAS

      10.3.1 Lease Agreement dated September 30, 1997 between
             Meditrust Acquisition Corporation I ("Lessor") and ESC I, L.P. ("Lessee").

10.4  MEADOWLANDS TERRACE IN WACO, TEXAS

      10.4.1 Loan Agreement dated September 30, 1997 between
             Meditrust Mortgage Investments, Inc. ("Lender") and
             ESC I, L.P. ("Borrower").

      10.4.2 Promissory Note dated September 30, 1997 in the amount of $4,288,000 between Meditrust Mortgage Investments, Inc. ("Lender") and ESC I, L.P. ("Borrower").

10.5  Development Properties in Middleburg Heights, Ohio and
      Newark, Delaware. The following agreements are representative of those executed in connection with these properties.

      10.5.1 Lease Agreement dated September, 1997 between Emeritus Properties I, Inc., ("Lessee") and Meditrust
             Acquisition Corporation I, ("Lessor").

      10.5.2 Leasehold Improvement Agreement dated September, 1997 between Emeritus Properties I, Inc., ("Lessee") and
             Meditrust Acquisition Corporation I, ("Lessor").

10.6  VAN VISTA IN VANCOUVER, WASHINGTON

      10.6.1 Agreement to provide Accounting and Administrative
             Services dated October 1, 1997 between Acorn Service
             Corporation ("Administrator") and Vancouver Housing,
             L.L.C., ("Manager")

27.1  Financial Data Schedule.

(b) Reports on Form 8-K

     The Company filed a Report on Form 8-K/A Amendment No. 1 with the Securities and Exchange Commission on July 14, 1997, which is incorporated herein by reference, reported under Item 2, the Company's acquisition of the La Casa Communities and Item 7, the Company's Financial Statements of Business Acquired and Pro Forma Financial Information with respect to the acquisition of the La Casa Communities.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 13, 1997

                                                       EMERITUS CORPORATION
                                                               (Registrant)

                                                         /s/ Kelly J. Price
                                        -----------------------------------

                                Kelly J. Price, Vice President, Finance and
                                                    Chief Financial Officer


                                                        /s/ James S. Keller
                                        -----------------------------------

                 James S. Keller, Controller (Principal Accounting Officer)