Form 10-K
period 1997-12-31
EMERITUS CORP\WA\
filed 1998-03-30
CIK 1001604

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

------------------------------------------------------------------------
                                FORM 10-K
------------------------------------------------------------------------

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

     For the fiscal year ended December 31, 1997.

                                   OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     Commission file number   1-14012

                          EMERITUS CORPORATION
         (Exact name of registrant as specified in its charter)

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
       Title of each class                  on which registered
--------------------------------     --------------------------------
 Common Stock, $.0001 par value        American Stock Exchange, Inc.

    Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days.
Yes (X)  No ( )

Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was $81,090,958.

As of March 20, 1998, 10,483,050 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K (items 10-13) is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be held on May 20, 1998.

                          EMERITUS CORPORATION

                                  Index

                                 Part I

                                                                   Page No.

Item 1.  Description of Business..................................     1

Item 2.  Description of Property..................................    16

Item 3.  Legal Proceedings........................................    20

Item 4.  Submission of Matters to a Vote of Security Holders......    20

         Executive Officers of the Registrant.....................    20


                                 Part II

Item 5.  Market for Registrant's Common Equity and Related            21
         Stockholder Matters......................................

Item 6.  Selected Financial Data..................................    22

Item 7.  Management's Discussion and Analysis of Financial            23
         condition and Results of Operations......................

Item 8.  Financial Statements and Supplementary Data..............    31

Item 9.  Changes in and Disagreements with Accountants on             31
         Accounting and Financial Disclosure......................


                                Part III

Item 10. Directors and Executive Officers of the Registrant.......    31

Item 11. Executive Compensation...................................    32

Item 12. Security Ownership of Certain Beneficial Owners and          32
         Management...............................................

Item 13. Certain Relationships and Related Transactions...........    32


                                 Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.................................................    32

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND BACKGROUND

     Emeritus Corporation ("Emeritus" or the "Company") is a long-term-care services company focused on operating residential-style assisted-living communities. Since its organization in 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and operation of residential communities. The Company believes it is one of the largest providers of assisted-living services in the United States. As of March 20, 1998, the Company held ownership, leasehold or management interests in 101 residential communities (the "Operating Communities") consisting of approximately 8,800 units with the capacity for 10,200 residents, located in 26 states. Of the 101 Operating Communities, 11 and 20 newly developed communities were opened during 1996 and 1997, respectively. Additionally, the Company completed construction on an expansion to an existing community during 1997. Subsequent to December 31, 1997, the Company entered into an agreement with an affiliate to provide management services for an independent-living community located in Ohio. The Company owns, has a leasehold interest in, management interest in or has acquired an option to purchase development sites for 26 new assisted-living communities (the "Development Communities"). Sixteen of the Development Communities are currently under construction, 14 of which are scheduled to open during 1998. The Company leases 77 of its residential communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 18 communities, manages or provides administrative services for five communities and has a partnership interest in one community. Additionally, the Company holds a 26.2% minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 22 assisted-living communities consisting of approximately 1,250 units with a capacity of approximately 1,350 residents. See "- Strategic Relationships - Alert Relationship". Assuming completion of the Development Communities scheduled to open throughout 1998 and including the minority interest in Alert, the Company will own, lease, have an ownership interest in or manage 137 properties in 28 states and Canada, containing an aggregate of approximately 11,450 units with capacity of over 13,100 residents. There can be no assurance, however, that the Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control. See "Factors Affecting Future Results and Forward Looking Statements -Emphasis on Acquisitions; Difficulties of Integrating Acquisitions", "-Ability to Develop Additional Assisted-Living Communities", and "-Need for Additional Capital." The Company's management of assisted-living communities owned or leased by others has not been material to the Company's business or revenue.

     Emeritus was founded in July 1993 by Daniel R. Baty, Raymond R. Brandstrom and Frank A. Ruffo, Jr. to become a nationwide operator of assisted-living communities. During the 16 years prior to 1987, Mr. Baty, the Company's Chairman of the Board and Chief Executive Officer, served as the chief executive officer of The Hillhaven Corporation ("Hillhaven"), one of the largest operators of skilled-nursing facilities in the United States. In 1986, Mr. Baty left Hillhaven to pursue opportunities in the independent-living market. In 1987, he became the chairman of the board and principal shareholder of Holiday Retirement Corp. ("Holiday"), one of the largest operators of independent-living communities in the United States and served as its chief executive officer from 1991 through September 1997. Mr. Brandstrom, the Company's President and Chief Operating Officer, and Mr. Ruffo, the Company's Vice President have worked with Mr. Baty in various financial, administrative and operating capacities for an aggregate of more than 40 years, including 12 years and 13 years, respectively, at Hillhaven. In November 1996, Gary D. Witte, joined the Company as Vice President, Operations. Prior to joining the Company, Mr. Witte last served as the Vice President of Operations, Southern Region for Vencor Inc. and previously for Hillhaven Corporation where he was involved in operating senior housing and related services for over 20 years.

     By December 31, 1994, the Company had acquired seven existing long-term facilities containing approximately 600 units. During 1995, the Company commenced an aggressive acquisition program, acquiring 16 existing long-term-care properties containing approximately 1,600 units, and entered into a joint venture in connection with the acquisition of one community containing approximately 20 units located in New
Hampshire.   In 1996, the Company continued its aggressive acquisition
program acquiring 35 existing long-term-care properties containing approximately 2,700 units and entered into an agreement to provide management services for an independent-living community containing approximately 80 units. In addition, the Company commenced operations at 11 newly developed communities, eight developed by the Company and three developed by others, representing approximately 900 units. In 1997, the Company focused on its development program and commenced operations at 20 newly developed communities containing approximately 1,600 units. Also, the Company acquired seven existing long-term-care properties containing approximately 1,000 units and entered into an agreement to provide management services and administrative services for three communities containing approximately 200 units. The Company ended the fiscal year with 100 communities containing approximately 8,700 units. Subsequent to December 31, 1997, the Company entered into an agreement with an affiliate to provide management services for an independent-living community located in Ohio, entered into four management agreements with a Holiday affiliate, whereby the Holiday affiliate will provide management services for four of the Company's newly developed communities located in Texas. As of March 20, 1998 the Company owns, leases or manages 101 Operating Communities containing approximately 8,800 units with capacity for 10,200 residents.

     The following table sets forth a summary of the Company's property interests.

                                                      As of December 31,
                           ------------------------------------------------------------------------
                                 1994              1995              1996               1997
                           ----------------  ----------------  -----------------  -----------------
                           Buildings Units   Buildings Units   Buildings  Units   Buildings  Units
                           --------- ------  --------- ------  --------- -------  --------- -------
Owned                          6       494       14    1,496       15     1,485       19     2,099
Leased                         1        91        9      662       53     4,165       76     6,124
Managed                        -       -         -       -          1        83        4       327
Joint Venture/Partnership      -       -          1       22        2       162        1       140
                           --------- ------  --------- ------  --------- -------  --------- -------
     Sub Total                 7       585       24    2,180       71     5,895      100     8,690

     Annual Growth             - %     -  %     243%     273%     196%      170%      41%       47%

Pending Acquisitions           3       461       13      895        8     1,028       -         -
New Developments               9       720       26    2,112       27     2,296       26     2,483
Minority Interest              -       -         -       -         17       959       22     1,248
                           --------- ------  --------- ------  --------- -------  --------- -------
     Total                    19     1,766       63    5,187      123    10,178      148    12,421
                           --------- ------  --------- ------  --------- -------  --------- -------
     Annual Growth             - %     -  %     232%     194%      95%       96%      20%       22%




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

GROWTH STRATEGY

     The Company plans to expand its network of assisted-living communities by (a) developing new assisted-living communities and, (b) if attractive opportunities are available, acquisition of (i) existing assisted-living communities and (ii) properties that it believes can be effectively repositioned as assisted-living communities. The Company believes that there is significant demand for alternative long-term-care services that are positioned between the limited services offered by independent-living facilities and the more medical and institutional care offered by skilled-nursing facilities.

     A significant component of the Company's growth strategy has been the acquisition of existing senior housing facilities that either are currently operated as assisted-living communities or can be efficiently
repositioned by the Company as assisted-living communities.   The
Company believes that the terms on which it has acquired its interest in the Operating Communities have generally been favorable and below the estimated replacement cost. There can be no assurance, however, that the Company's cost of acquiring appropriate properties will remain favorable as additional experienced and well-financed competitors enter the assisted-living market segment. See "Factors Affecting Future Results and Forward-Looking Statements - Emphasis on Acquisitions; Difficulty of Integrating Acquisitions and "-Need for Additional Capital" for a description of factors that could affect the Company's rate of acquisitions.

     The Company believes that the popularity of assisted-living as a long-term-care alternative is decreasing the number of existing long-term-care facilities that are available at attractive prices and that its growth may depend more on the successful development of new assisted-living communities. As a result, the Company has increasingly focused on the development of assisted-living communities, with a goal to open
10 to 15 per year. However, if attractive opportunities are made available, the Company will continue to acquire ownership or leasehold
interests in existing long-term-care facilities.   There can be no
assurance that acquisitions or development will proceed at the rate currently expected by the Company as a result of such factors as availability of attractive properties or development sites, possibilities of over building, regulatory impediments, development and construction delays and availability of capital. In pursuing its growth strategy, the Company expects to face competition in the developing and acquiring of assisted-living communities. The Company believes that if the development of new assisted-living communities outpaces demand for those communities in certain markets, such markets may become saturated and that could have a material adverse effect on the Company's business, financial condition and results of operations, as well as, difficulties in obtaining attractive sites for developing. See "Factors Affecting Future Results and Regarding Forward-Looking Statements -Emphasis on Acquisition; Difficulties of Integrating Acquisitions", "-Ability to Develop Additional Assisted-living communities" and "-Need for
Additional Capital" for other factors that could affect the Company's rate of development.

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

     In part because of Mr. Baty's close relationship with Holiday, four of the sites currently under development or under consideration are near existing or proposed Holiday independent-living facilities. The Company believes that Mr. Baty's relationship with Holiday has provided, and will continue to provide, the Company with opportunities to locate new development sites near existing Holiday independent-living facilities and enable the Company to gain knowledge that will allow it to select advantageous development sites.

     ACQUISITIONS

     The Company has acquired, and plans to continue to acquire, if attractive opportunities are made available, existing assisted-living communities. The Company expects that, where an existing assisted-living community has been well managed, has a stable occupancy and financial performance and has in place a program of assisted-living services comparable to those provided by the Company, the average per-unit acquisition cost will generally be higher than for facilities that require repositioning. The Company further expects, however, that the expenditures otherwise associated with repositioning a facility will not be as great, and that the anticipated time to achieve stabilized occupancy and target resident mix will typically be shorter. Sixty-five of the Company's 101 Operating Communities, containing 5,800 units, were previously operated by others as assisted-living communities before their acquisition by the Company. Of these, 11 required significant repositioning.

     Six of the Company's 101 Operating Communities, containing approximately 400 units, were previously operated as independent-living facilities. Under their prior owners, these properties often reflected varying combinations of operating deficiencies, unstable occupancy and deferred maintenance, which the Company believes enabled it to acquire the properties at favorable prices. The Company typically implements operating policies and procedures in assisted-living communities previously operated as independent-living facilities to (a) stabilize the resident population at appropriate levels with seniors who desire, and have adequate resources for, the services offered in an assisted-living environment and (b) aggressively market a broad array of assisted-living services that can be provided on a basis consistent with the Company's goal of maximizing the community's profitability.
Repositioning an acquired independent-living facility as an assisted-living community generally requires approximately 12 to 24 months and may require obtaining new or additional licenses, instituting policies and procedures that implement the Company's assisted-living philosophy, offering additional services typically provided by assisted-living communities and improving the property to facilitate the provision of those services and addressing deferred maintenance issues. The changes typically involved in repositioning a facility are designed to increase the facility's overall occupancy rate and to gradually alter the resident mix so as to attract residents who can more readily use and afford the additional services offered by the Company.

     In certain circumstances the Company has acquired, and may continue to acquire, independent-living and skilled-nursing facilities that for various reasons it does not reposition as assisted-living communities. These acquisitions will, however, generally be incidental to the Company's overall focus on assisted-living communities, and the Company will typically seek over time to divest itself of the ownership or operation of properties that are inconsistent with its assisted-living focus. There can be no assurance however, that the Company will successfully operate such independent-living or skilled-nursing facilities in the interim, that it will be able to locate qualified purchasers or operators of such facilities or that the terms on which it transfers ownership or operation of such facilities will be advantageous to the Company. At December 31, 1997, the Company operated 15 properties or portions of properties, consisting of 1,300 units, as independent living communities. Also, at December 31, 1997, the Company owned one and leased three skilled-nursing communities, consisting of approximately 100 units, three which are operated by the Company and one which is operated by an independent third party.

     DEVELOPMENT

     To further address the market need for assisted-living communities and to anticipate growing competition for attractively priced acquisition targets, the Company initiated a program of developing new assisted-living communities in 1994. In 1996 and 1997, the Company commenced operations on 11 and 20 newly developed communities, respectively. Of the 11 developed in 1996, three were acquired by the Company and developed by others. The Company currently owns, has a leasehold interest in, management interest in or has acquired an option to purchase the development sites for 26 of the Development Communities. The Company currently anticipates opening 10 to 15 Development Communities in 1998 and expects that its development program will enable it to open approximately 10 to 15 newly developed assisted-living communities in 1999. See "Factors Affecting Future Results and Regarding Forward-Looking Statements Ability to Develop Additional Assisted-living Communities" and "Need for Additional Capital" for a description of factors that could affect the Company's rate of development.

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

     The Company intends to develop new assisted-living communities by using a combination of in-house development personnel and experienced third-party project managers and by acquiring newly constructed communities from developers under "turnkey" purchase and sale agreements. Where the Company hires an outside developer, it plans to retain the right to approve all aspects of the development, including, among other things, site selection, plans and specifications, the proposed construction budget and the general contractor. The Company generally requires outside general contractors to post a performance completion bond for each community under development. Typically, the general contractor will be responsible for cost overruns and will be required to build each residence to completion within a predetermined maximum construction period. The Company expects that the average construction time for a typical assisted-living community will be approximately 8 to 12 months, depending on the number of units. Once a site is developed, the Company estimates that it will take approximately 12 to 24 months for the assisted-living community to achieve a stabilized level of occupancy.

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

     MANAGEMENT AGREEMENTS

     From time to time, the Company has entered into agreements whereby it manages or provides administrative services for assisted-living communities and independent-living communities owned or leased by others. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues, payable monthly for management agreements and fixed fees of $4,000 payable monthly for administrative agreements. Acorn Service Corporation ("Acorn"), a subsidiary of the Company, currently manages four communities containing approximately 300 units and provides administrative services for one community containing approximately 100 units ("Managed Communities"). The Managed Communities are owned by Columbia House I, Limited Partnership ("Columbia House"), which is partially owned indirectly by the Company's Chairman and Chief Executive Officer. See "Strategic Relationships - Columbia House Relationship." The Company currently plans to have continuing involvement with Columbia House as well as management interests in communities with respect to the joint venture between the Company and Sanyo Electric Co., Ltd. ("Sanyo"), of Osaka, Japan and Aurora Bay Investments, L.L.C. ("Aurora Bay"), all of which will be managed by Acorn. See "Strategic Relationships -Sanyo Relationship and Aurora Bay Relationship. Management and administrative services agreements and the Managed Communities owned or leased by others are not currently material to the Company's overall business or revenue.
                                    5

STRATEGIC RELATIONSHIPS

     HOLIDAY RELATIONSHIP

     Twenty-eight of the Company's Operating Communities and two of its Development Communities are located near existing or proposed independent-living facilities operated by Holiday. The Company believes that its focus on expanding in locations near Holiday facilities will often enable it to gauge the need for its services in a particular market by evaluating Holiday's operating performance, and that successful Holiday facilities will generally reflect the combination of criteria required for a successful assisted-living community. In addition, the Company believes that, as a result of Mr. Baty's close relationship with Holiday, opportunities may arise for (a) development of assisted-living communities on sites near existing or proposed Holiday independent-living facilities and (b) joint marketing programs for attracting residents to the Company's assisted-living communities and Holiday's independent-living facilities, depending on the level of services required. Generally, the Company and Holiday have no written agreement or formal understanding concerning their relationship, and there can be no assurance that opportunities for such development or joint marketing programs will arise and that the Company's and Holiday's interests will be compatible in the future. In February 1998, however, the Company and a Holiday affiliate entered into four management agreements whereby the Holiday affiliate will provide management services relating to four newly developed assisted-living communities located in Texas. The agreements consist of initial terms of two years six months and management fees based on 6% of gross revenues payable monthly. The Company will pay a bonus fee per community to the Holiday affiliate based on occupancy; one year after managing the communities, if occupancy is between 75% and 89%, the Holiday affiliate will receive a bonus fee of $25,000 and if occupancy is 90% or greater the bonus fee will be $50,000. Mr. Baty and Mr. Colson, a director of the Company are the principal shareholders, directors and senior executive officers of Holiday, and substantially all the independent-living facilities operated by Holiday are owned by partnerships controlled by Messrs. Baty and Colson and in which they have varying financial interests.

     PAINTED POST PARTNERS RELATIONSHIP

     During 1995, the Company's two most senior executive officers, CEO and President, formed a New York general partnership (the "Partnership") to facilitate the operation of assisted-living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted-living communities. The Company and the Partnership have entered into Administrative Services Agreements that extend for the term of the underlying leases. The fees payable to the Company under the Administrative Services Agreements have been established at a level that would equal or exceed the profit of the community operated efficiently at full occupancy and, unless reset by agreement of the parties, will rise automatically on an annual basis in accordance with changes in the Consumer Price Index. In addition, the Company has agreed to indemnify the partners against losses and in exchange the partners have agreed to assign any profits to the Company. As a part of the general noncompetition agreements of the CEO and President, each has agreed that in the event he were to cease to be a senior executive of the Company, he would transfer his interest in the Partnership for a nominal charge to his successor at the Company or other person designated by the Company.

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

     Each Preferred Share is convertible into one common share or one Class A nonvoting share, at the holder's election; the Preferred Shares are immediately convertible into Class A nonvoting shares but are not immediately convertible into common shares and are so convertible only after the controlling persons of Alert have transferred to others (which could include the Company) not less than 10 million shares of common or Class A nonvoting shares (as of March 20, 1998 there are approximately
23.8 million such shares outstanding) and such controlling persons are relieved of certain guarantees of indebtedness.

     As of December 31, 1996, the Company had purchased and held
2,577,692 shares of preferred stock for a total investment of $1,800,000
(Cdn) or $1,331,000 (US). In 1997, the Company purchased an additional 5,010,774 shares of preferred stock increasing its ownership to 7,588,466 shares or $4,111,000 (US). As of December 31, 1997, the

Company's total investment in Alert represents on an as-converted basis approximately 24.2% of the outstanding common and Class A nonvoting shares taken together. This represents approximately 41.9% of the common shares (assuming no Class A nonvoting share are converted into common shares) and approximately 36.3% of the Class A nonvoting shares (assuming no common shares are converted into Class A nonvoting shares). In January 1998, the Company purchased an additional 850,000 shares of preferred stock resulting in an ownership interest of 8,438,466 shares or 26.2%.

     Alert has entered into an exclusive management agreement to manage the Company's future assisted-living communities in Ontario. Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Under the agreement, Eclipse has entered into an exclusive development agreement with the Company and Alert to develop their future construction projects in Ontario. No communities have been developed under these agreements as of March 20, 1998.

     COLUMBIA HOUSE RELATIONSHIP

     Columbia House I, Limited Partnership ("Columbia House"), a Washington limited partnership in which Mr. Baty, the Company's Chairman and Chief Executive Officer indirectly controls the general partner and holds an indirect 60% interest, develops, owns and leases low income
senior housing projects.   The Company has entered into five agreements
with Columbia House to provide certain administrative support, due diligence and financial support services to Columbia House with respect to the acquisition, development and administration of Columbia House communities. The Company currently manages four communities containing approximately 300 units and provides administrative services for one community containing approximately 100 units. See "Growth Strategy - Management Agreements." The Company may in the future manage other communities owned or leased by Columbia House.

     SANYO RELATIONSHIP

     In February 1998, the Company entered into a joint venture with Sanyo to provide assisted living services in Japan. The joint venture, Sanyo Emeritus Corporation, has been formed to provide a residential based health care alternative for Japan's growing elderly population. The Company will be initially capitalized with Y50 million, with each company providing half the funds. The joint venture is expected to complete its first assisted living project in Japan by the year 2000. Similar to the United States, the elderly population in Japan is experiencing dramatic growth. The Japanese Government expects that by the year 2020, 27% of the Japanese population will be over 65 years of age. In 1999, the Japanese Government is changing the current reimbursement system and the Company expects that assisted-living services will be an integral part of this new system thereby offering Japan's elderly greater flexibility in making their health care choices.

     AURORA BAY RELATIONSHIP

     In January 1998, the Company entered into a $5.0 million credit agreement with Aurora Bay, a limited liability company that acquires, develops and operates Alzheimer's special care facilities to provide room, board, and personal care services primarily to elderly persons afflicted with Alzheimer's disease. Advances are evidenced by a convertible promissory note (the "Convertible Note"), which is due in January 2003 and accrues interest at 9.0% per annum. The Convertible
Note is convertible, at the Company's option, into a 48% equity interest in Aurora Bay. The conversion rights will lapse if not exercised by the Company on or prior to the maturity date of the Convertible Note. The arrangement allows Aurora Bay to borrow up to $5.0 million to develop Alzheimer's facilities. In January 1998, the Company advanced $535,000 to Aurora Bay for the first Alzheimer development located in Lubbock, Texas. Under this agreement, the Company expects Aurora Bay to develop eight to ten buildings, averaging 30 units per building with the capacity of 56 residents per building over the next three years.
Funding for these buildings is expected to occur over the next 18 to 24 months. This relationship will allow for Aurora Bay to acquire, develop and operate Alzheimer's communities and the Company to become a significant owner of multiple Alzheimer's communities, with the opportunity of obtaining financial and strategic growth in the Alzheimer's industry without taking resources away from the development and operations of assisted-living communities.

     NORTHSTAR RELATIONSHIP

     In October 1997, NorthStar Capital Partners LLC ("NorthStar"), a private investment group with financial backing from a Union Bank of Switzerland Securities affiliate and Quantum Realty Partners, a fund advised by Soros Fund Management LLC, invested $25.0 million in the Company through the purchase of 25,000 shares of Series A Convertible Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock"), representing approximately 10% ownership in the Company. Each share of Series A Preferred Stock is convertible into that number of shares of the Company's Common Stock equal to the liquidation value of a share of Series A Preferred Stock ($1,000) divided by the conversion price of $18.20 per share. Currently the Series A Preferred Stock is convertible into an aggregate of 1,373,626 shares of Common Stock. The Series A Preferred Stock is also exchangeable into convertible debt at the option of the Company. The conversion price is subject to adjustment in the event of stock dividends, stock subdivisions and combinations, and extraordinary distributions. The Series A Preferred Stock has a mandatory redemption date of October 24, 2004.

OPERATIONS

     The senior housing services industry encompasses a broad range of accommodations and healthcare services that are provided primarily to seniors. For seniors who require limited services, home-based care, either in their own or a family member's home, offers a viable option for assistance on an "as required" basis. For seniors who are interested in community housing, retirement centers and independent-living facilities offer support services that are often limited to meals, housekeeping and laundry. As a senior's need for assistance increases, care in an assisted-living community is often preferable and more cost-effective than care at home or in a facility that does not regularly provide the required services. Care in an assisted-living community also offers residents a comfortable residential environment, particularly when compared to the institutional setting often associated with a skilled-nursing facility. Residents typically enter an assisted-living community when other facilities are no longer able to provide the level of services required. Under the Company's operating approach, seniors reside in a single- or double-occupancy residential unit for a monthly fee that is based on each resident's overall service needs. The Company believes that its focus on residential assisted-living communities allows seniors to maintain a more independent lifestyle than is possible in the more medical and institutional environment of skilled-nursing facilities. The Company also believes that certain of its services, such as assisting residents with their activities of daily living (including bathing, dressing, personal hygiene, grooming, ambulating and eating) and providing health-related assistance
(including supervising residents' medication and monitoring certain health conditions), are attractive to many seniors who are inadequately served by independent-living facilities. Generally, residents of assisted-living communities require higher levels of care than residents of independent-living facilities, but require lower levels of care than residents of skilled-nursing facilities.

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

     Of the Company's 101 Operating Communities and 26 Development Communities, 30 are located in markets or proposed markets in which Holiday also operates its independent-living facilities. The Company believes that its assisted-living communities will offer an attractive alternative for Holiday residents as they age and require more extensive services. The Company and Holiday do not have any formal understanding or written agreement regarding joint marketing programs. As a result, there can be no assurance that joint marketing programs envisioned with Holiday will be effected. Furthermore, there can be no assurance that, if effected, such joint marketing programs will be successful in attracting additional residents to the Company's assisted-living communities or that the Company's and Holiday's interest will be compatible in the future. See "-Strategic Relationships" and "Certain Transactions".

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

     All residents are offered the same categories of care at four different levels. An individual resident's level of care is determined by the degree of assistance he/she requires in each of the categories. The more assistance required, the higher the level of care. The categories of care include orientation to person/place/time, behavior management, socialization, activities and transportation, medication, continence, bathing, dressing, grooming, ambulation, dining assistance, dietary assistance, housekeeping, laundry, medical management and miscellaneous (which consists of diabetic management, PRN medication, transfer, simple treatment, oxygen set up/maintenance and prosthesis). All residents pay the base rate plus the rate for one of the levels of care. The base rate includes apartment rent, three meals per day, weekly housekeeping, changing of bed and bath linens, utilities (excluding telephone), scheduled transportation, social and recreational activities and an emergency call system.

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

     SERVICE REVENUE SOURCES

     The Company currently and for the foreseeable future expects to rely primarily on its residents' ability to pay the Company's charges from their own or familial resources. Although care in an assisted-living community is typically less expensive than in a skilled-nursing facility, the Company believes generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in the Company's communities. Inflation or other circumstances that adversely affect seniors' ability to pay for services such as those provided by the Company could have an adverse effect on the Company's business or operations. For example, if the Company were unable to attract residents able to pay for its services, it would have to modify its business strategy of relying primarily on the private-pay market and be forced to rely more on the limited number of governmental reimbursement programs. Furthermore, the federal government does not currently provide any reimbursement for the type of assisted-living services provided by the Company. Although some states have reimbursement programs in place, in many cases the level of reimbursement is insufficient to cover the total costs of delivering the level of care that the Company currently provides.

     The Company currently serves a limited number of residents who are eligible for subsidies in the form of additional Supplemental Security Insurance ("SSI") payments and were residing at a facility when it was acquired by the Company. SSI, a federal recipient assistance program that is administered primarily at the state level, provides financial assistance to indigent persons requiring placement in a residential-care facility. Qualifications are generally similar to those of Medicaid, and the Company is subject to various regulatory and governmental reimbursement policies. Net revenues from state reimbursement programs for the years 1996 and 1997 accounted for less than 10% of the Company's operating revenues for such years. Payments to the Company under state reimbursement programs in which the Company participates are currently sufficient to cover virtually all the operating (but not financing)
costs allocable to the Company's participating residents.   As third
party reimbursement programs continue to grow in certain states (Washington, Texas, Massachusetts), the Company will pursue reimbursement from the third party, if appropriate, given the level of care provided to its residents. However, there can be no assurance that the Company will continue to improve its private-pay mix or that it will not in the future become more dependent on governmental reimbursement programs.

     ADMINISTRATION AND COST CONTAINMENT

     The Company has recruited experienced key employees from several established operators in the long-term-care services field and believes that it has assembled the administrative, development and financial personnel that will enable it to manage its growth and operating strategies effectively. In 1996, the Company restructured its operations department through the recruiting of individuals with strong backgrounds in the senior housing industry. In November 1996, the Company hired Gary D. Witte as its Vice President, Operations whose background consists of over 20 years experience in the industry and in March 1997, the Company hired a Sarah Curtis as its Vice President, Sales and Marketing with over 15 years experience in the industry. The Company also recruited individuals with a strong background in senior housing for its regional director positions. In addition the Company has developed the internal procedures, policies and standards it believes are necessary for effective operation and management of its residential communities. The Company provides management support services to each of its residential communities, including establishment of operating standards, recruiting, training, and financial and accounting services. The Company has established Central, Eastern and Western Operational Divisions. Each division is headed by a director who reports to the Company's Chief Operating Officer and its Vice President, Operations. The divisions contain two to eight operational regions for the Mid Atlantic states, Arizona, California, Florida, New York and Texas. Each operational region is headed by a regional director who provides supervisory oversight for each of the communities in their respective regions. Day to day community operations are supervised by an on-site administrator who, in certain jurisdictions, must satisfy certain licensing requirements.

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

     COMMUNITY DISPOSITIONS

     As of December 31, 1997, the Company is exploring strategic alternatives regarding the disposition of five to ten of the Company's assisted-living communities. Strategic alternatives involve possible sublease, sale or partnership with respect to certain communities and may depend on the geographical regions.

COMPETITION

     The number of assisted-living communities in the United States, the ownership of which is fragmented, is increasing rapidly. The Company is experiencing an increase in competition through the development of assisted-living communities. As the assisted-living industry continues to grow, fewer attractive development sights are made available. This market saturation could have an adverse effect on the Company's newly developed communities and their availability to fill-up and achieve a stabilized occupancy . Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small local operations into larger regional and national multifacility operations. While there are several national and regional companies that provide senior living alternatives, the Company anticipates that its primary source of competition will come from local and regional assisted-living companies that operate, manage and develop residences within the same geographic area as the Company, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled-nursing facilities and convalescent centers. The Company believes that quality of service, reputation, a facility's location and physical appearance, and price will be significant competitive factors. Some of the Company's competitors have significantly greater resources, experience and recognition within the healthcare community than does the Company.

EMPLOYEES

     As of December 31, 1997, the Company had 4,106 employees, including 708 full time employees, of which 90 were employed at the Company's headquarters. None of the Company's employees are currently represented by a labor union, and the Company is not aware of any union-organizing activity among its employees. The Company believes that its relationship with its employees is good.

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

FACTORS AFFECTING FUTURE RESULTS AND REGARDING FORWARD-LOOKING
STATEMENTS

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

     RECENT ORGANIZATION; HISTORY OF LOSSES. The Company was organized and began operations in July 1993 and has operated at a loss since its inception. For 1996 and 1997, the Company recorded a net loss of $8.2 million and $28.2 million, respectively. The majority of the Operating Communities that have been acquired operated at a loss following acquisition. The Company, if provided with attractive opportunities, intends to continue to acquire long-term-care facilities that are likely to operate at a loss for at least 12 months to 18 months after the Company acquires its interest in each facility. In addition, the Company is developing new assisted-living communities, all of which are expected to incur start-up losses for at least twelve months after commencing operations. As a result, the Company expects to continue to incur losses at least through the end of 1999. There can be no assurance, however, that the Company's operations will become profitable at the rate currently expected by the Company, if at all. The Company's inability to achieve profitability on a timely basis could have an adverse effect on the Company's business, operating results and financial condition and the market price of its Common Stock.

     EMPHASIS ON ACQUISITIONS; DIFFICULTIES OF INTEGRATING ACQUISITIONS. The Company's growth strategy has emphasized a program of acquiring existing assisted-living communities and properties that it believes it can efficiently reposition as assisted-living communities. During the first half of 1997, the Company acquired ownership of or leasehold
interests in seven long-term-care facilities.   No further acquisitions
occurred during the year due to the unavailability of attractive facilities and no acquisitions are currently in process. However, if attractive opportunities are made available, the Company will continue to acquire ownership or leasehold interest in existing long-term-care facilities. Acquisitions of long-term-care facilities are typically subject to a number of closing conditions, including those regarding the status of title to real property included in the acquisition, the results of environmental investigations performed on the Company's behalf, the transfer of applicable licenses or permits and the availability of appropriate financing. There can be no assurance that the Company's acquisition of long-term-care facilities will occur at the rate currently expected by the Company or that future acquisitions will be completed in a timely manner, if at all. Due in part to management's industry experience and contacts, the Company may be presented with more attractive acquisition proposals than currently is expected and, as a result, may attempt to purchase long-term-care facilities at a substantially higher rate than currently expected, which could cause the Company to overextend its management and financial resources. To the extent that acquisitions are consummated, there can be no assurance that the Company will, where appropriate, successfully reposition an acquired facility or integrate a newly acquired or repositioned community with its other operations. In addition, the Company has from time to time acquired, and may under certain circumstances continue to acquire, independent-living or skilled-nursing facilities that for various reasons it does not reposition as assisted-living communities. There can be no assurance that the Company will successfully operate such independent-living or skilled-nursing facilities. Even if the Company should determine to transfer ownership or operation of such independent-living or skilled-nursing facilities, there can be no assurance that it will be able to locate qualified purchasers or operators of such facilities or that the terms on which it transfers ownership or operation of such facilities will be advantageous to the Company, either of which could adversely affect the market price of the shares of Common Stock as well as the Company's results of operations and financial position. Furthermore, the acquisition of independent-living facilities and the development of assisted-living communities by the Company may exacerbate potential conflicts of interest between the Company and Holiday and could expose management of the Company to claims that duties to one or both companies have not been met. See "Conflicts of Interest with Holiday". Finally, any failure by the Company with respect to the repositioning, integration or operation of any acquired facilities may have a material adverse effect on the Company's business, operating results and financial condition.

     DIFFICULTIES IN DEVELOPING ADDITIONAL ASSISTED-LIVING COMMUNITIES. The Company's prospects for growth are directly affected by its ability to develop additional assisted-living communities. The Company expects to open approximately 10 to 15 newly developed assisted-living communities in 1999. Currently, the Company has 26 assisted-living communities in various stages of development and it anticipates opening 10 to 15 assisted-living communities in 1998. In connection with the development communities, the Company has construction commitments of $34.8 million and $30.7 million on owned and leased developments, respectively, for which the Company has financing in place at December 31, 1997. See "Management Discussion and Analysis". To date, the Company has opened 31 newly developed communities, 28 developed by the Company and three developed by others and acquired by the Company.
There can be no assurance that the Company will not suffer delays in its development program, which could slow the Company's growth. Development of assisted-living communities can be delayed or precluded by various zoning, healthcare licensing and other applicable governmental regulations and restrictions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely from state to state, depending on the community, or its operation, and the type of services to be provided. If the Company's development schedule is delayed, the Company's business, operating results and financial condition could be adversely affected.

     SUBSTANTIAL DEBT AND LEASE OBLIGATIONS OF THE COMPANY.  At
December 31, 1997, the Company had mortgage indebtedness in an aggregate amount of $120.9 million, with minimum principal payments estimated to be approximately $12.8 million in 1998. Of the $120.9 million, approximately $45.3 million represents borrowings under construction loans totaling $51.0 million in connection with the Development Communities. As of December 31, 1997, approximately $66.6 million principal amount of the Company's indebtedness bore interest at fluctuating rates (including $21.6 million of construction loans); therefore, increases in prevailing interest rates would increase the Company's interest payment obligations and could have an adverse effect on the Company's operating results and financial condition. At December 31, 1997, the Company was also a party to long-term operating leases for 76 of its residential communities, which leases require minimum annual lease payments aggregating $41.7 million, and generally provide for annual rent increases. In addition, the Company will have approximately $12.8 and $33.3 million in principal amount of debt repayment obligations that become due in 1998 and 1999, respectively. The Company intends to continue to finance its properties through a combination of mortgage financing and operating leases, including leases arising through sale/leaseback transactions, and, accordingly, the amount of mortgage indebtedness and annual lease payments is expected to increase as the Company pursues its growth strategy. As a result of such mortgages and leases, a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Furthermore, from time to time the Company has not been in compliance with certain covenants in its financing agreements. While to date the Company has been able to obtain waivers for such noncompliance, there can be no assurance that in the future it will be able to comply with such covenants, which generally relate to matters such as cash flow and debt coverage ratios. If the Company were unable to meet interest, principal or lease payments, it could be required to seek renegotiation of such payments or obtain additional equity or debt financing. There can be no assurance, however, that such efforts would be successful or timely or that the terms of any such financing or refinancing would be acceptable to the Company. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgage and sale/leaseback agreements, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's properties. The Company's leverage may also adversely affect the Company's ability to respond to changing business and economic conditions or continue its development and acquisition program.

     NEED FOR ADDITIONAL CAPITAL; NEGATIVE CASH FLOW AND FINANCING REQUIREMENTS. The Company expects negative operating cash flow to continue through at least 1998 as it continues to develop and acquire assisted-living communities. The Company does not expect any of its newly developed assisted-living communities to generate positive cash flow for at least nine months after commencing operations. In addition, the Company expects that the properties it acquires for repositioning as assisted-living communities will typically require at least 12 months to 18 months after acquisition to begin to generate positive cash flows. There can be no assurance that any newly developed or repositioned community will achieve a stabilized occupancy rate and resident mix that meets the Company's expectations, generate positive cash flow or operating results sufficient to allow the Company to refinance outstanding indebtedness secured by the community through sale/leaseback transactions. To successfully continue its aggressive growth, the Company must have sufficient financial resources to fund its development and acquisition activities and anticipated operating losses. Furthermore, the Company's future success depends in part on arranging sale/leaseback financing or mortgage refinancing for assisted-living communities that have achieved stabilized occupancy rates, resident mix and operating margins after initial development or repositioning. The Company will from time to time seek additional funding through public or private financing, including equity financing. If additional funds are raised by issuing equity securities, the Company's shareholders may experience dilution. There can be no assurance, however, that adequate equity, debt or sale/leaseback financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects.

     CONFLICTS OF INTEREST WITH HOLIDAY. Mr. Baty, the Company's Chief Executive Officer, and Mr. Colson, a director of the Company, are the principal shareholders, directors and senior executive officers of Holiday, and substantially all the independent-living facilities operated by Holiday are owned by partnerships controlled by Messrs. Baty and Colson and in which they have varying financial interests.
Messrs. Baty's and Colson's responsibilities to Holiday and its affiliates include overseeing the management of independent-living facilities, the acquisition, financing and refinancing of existing facilities and the development and construction of, and capital-raising activities to finance, new facilities. Although the Company believes that its relationship with Holiday is beneficial, the financial interests and management and financing responsibilities of Messrs. Baty, Colson, Brandstrom and Ruffo with respect to Holiday and its affiliated partnerships could present conflicts of interest, including conflicts relating to the selection of future development or acquisition sites, competition for potential residents in markets where both companies operate and the allocation of time and efforts of Mr. Baty. Because
Mr. Baty is the Chief Executive Officer of the Company and a principal executive officer of Holiday circumstances could arise that would distract them from the Company's operations, which distractions could have an adverse effect on the Company's business, operating results and financial condition. Moreover, there can be no assurance that the Company's and Holiday's interests will remain compatible.

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

     DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL. The Company depends, and will continue to depend, on the services of Daniel R. Baty, its Chairman of the Board and Chief Executive Officer, Raymond R. Brandstrom, its President and Chief Operating Officer, and Frank A. Ruffo, Jr., its Vice President. The loss of the services of Mr. Baty or either of Messrs. Brandstrom or Ruffo would have a material adverse effect on the Company's operating results and financial condition. In addition, Mr. Baty has financial interests in and management responsibilities with respect to Holiday and its related partnerships. And, as a result, he will not be devoting his full time and efforts to the Company. Under certain circumstances, Mr. Baty also could have conflicts of interest in allocating his time and efforts between the Company and Holiday. The Company has entered into a noncompetition agreement with Mr. Baty but this noncompetition agreement does not limit Mr. Baty's current role with Holiday, or the related partnerships which own or lease properties currently operated by Holiday, so long as assisted-living is an incidental component to Holiday's operation or management of independent-living facilities. The Company has obtained a key employee insurance policy covering the lives of each of Messrs. Baty and Brandstrom in the amounts of $5.0 million and $1.0 million, respectively. The Company also depends on its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each of its residential communities. If the Company is unable to hire qualified management to operate its assisted-living communities, the Company's business, operating results and financial condition could be adversely affected.

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

     POTENTIAL ADVERSE IMPACT OF GOVERNMENTAL REIMBURSEMENT PROGRAMS. Currently, the federal government does not provide any reimbursement for the type of assisted-living services offered by the Company. Although some states have reimbursement programs in place, the level of reimbursement is generally insufficient to cover the costs of the Company's assisted-living services. Depending in part on the results of the Company's acquisition program, net revenues from governmental reimbursement programs could increase from time to time. In 1996 and 1997, less than 10% of the Company's revenues were from residents who receive governmental assistance from a state medicaid program. There can be no assurance that the Company will continue to meet the requirements for participating in governmental reimbursement programs. Furthermore, governmental reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and governmental funding restrictions, some of which could have a material adverse effect on the future rate of payment to communities operated by the Company. A substantial dependence on governmental reimbursement programs, changes in the funding levels of such programs or the failure of the Company's operations to qualify for governmental reimbursement could have an adverse effect on the Company's business, operating results and financial condition.

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

                                                                   Emeritus
                                                                  Operations
Community                                          Location       Commenced   Units (a)  Beds (b)     Interest
---------------------------------------------  -----------------  ----------  ---------  --------  --------------
Arizona
   Olive Grove (d)                             Phoenix            Jun. 1994          98       111      Lease
   La Villita (d)                              Phoenix            Jun. 1994          92        92       Own
   Scottsdale Royale (1)                       Scottsdale         Aug. 1994          63        63       Own
   Villa Ocotillo                              Scottsdale         Sep. 1994         102       106       Own
California
   Fulton Villa (c)                            Stockton           Apr. 1995          80        80       Own
   Laurel Place (c) (d)                        San Bernadino      Apr. 1996          71        72      Lease
   Rosewood Court                              Fullerton          Mar. 1996          71        78      Lease
   The Terrace (c)                             Grand Terrace      Jan. 1996          87        87      Lease
   Villa Del Rey (c) (d)                       Escondido          Mar. 1997          84        84       Own
Connecticut
   Cold Spring Commons (d)                     Rocky Hill          May 1997          80        88      Lease
Delaware
   Green Meadows at Dover                      Dover              Oct. 1995          52        63      Lease
Florida
   Barrington Place                            LeCanto             May 1996          79       120      Lease
   Beneva Park Club                            Sarasota           Jul. 1995          96       102      Lease
   Central Park Village (d) (5)                Orlando            Jul. 1995         174       190      Lease
   College Park Club (d)                       Brandenton         Jul. 1995          85        93      Lease
   Colonial Park Club                          Sarasota           Aug. 1996          88        90      Lease
   La Casa Grande                              New Port Richey     May 1997         200       235       Own
   Park Club of Brandon                        Brandon            Jul. 1995          88        88      Lease
   Park Club of Fort Myers                     Fort Myers         Jul. 1995          77        82      Lease
   Park Club of Oakbridge                      Lakeland           Jul. 1995          88        88      Lease
   Madison Glen                                Clearwater          May 1996         135       154       Own
   River Oaks                                  Englewood           May 1997         155       200       Own
   Springtree                                  Sunrise             May 1996         179       246      Lease
   Stanford Centre                             Altamonte Springs   May 1997         118       180       Own
   The Lodge at Mainlands                      Pinellas Park      Aug. 1996         154       162      Lease
Idaho
   Camlu Retirement (1)                        Coeur d'Alene      Nov. 1996          83        86    Management
   Highland Hills                              Pocatelo           Oct. 1996          49        55      Lease
   Juniper Meadows                             Lewiston           Dec. 1997          82        90       Own
   Ridge Wind                                  Chubbock           Aug. 1996          80       106      Lease
   Summer Wind                                 Boise              Sep. 1995          49        53      Lease
   The Lakewood Inn (6)                        Coeur d'Alene      Mar. 1996         108       114      Lease
Iowa
   Silver Pines                                Cedar Rapids       Jan. 1995          80        80       Own
Kansas
   Elm Grove Estates                           Hutchinson         Jun. 1997         121       133      Lease

                                                                   Emeritus
                                                                  Operations
Community                                          Location       Commenced   Units (a)  Beds (b)     Interest
---------------------------------------------  -----------------  ----------  ---------  --------  --------------
Kentucky
   Stonecreek Lodge (d)                        Louisville          May 1997          80        88      Lease
Massachusetts
   Meadow Lodge at Drum Hill (d)               Chelmsford         Oct. 1997          80        88      Lease
   The Pines at Tewksbury (d)                  Tewksbury          Jan. 1996          49        65      Lease
   Woods at Eddy Pond (d)                      Auburn             Jun. 1997          80        88      Lease
Mississippi
   Ridgeland Court (d)                         Ridgeland          Aug. 1997          79        87      Lease
Missouri
   Autumn Ridge (5)                            Herculaneum        Jun. 1997          94        94    Management
Montana
   Springmeadows Residence                     Bozeman             May 1997          74        81       Own
Nevada
   Concorde (d)                                Las Vegas          Nov. 1996         116       128       Own
New Jersey
   Laurel Lake Estates                         Voorhees           Jul. 1995         117       119      Lease
New York
   Bassett Manor                               Williamsville      Nov. 1996         103       105     Lease(2)
   Bassett Park Manor                          Williamsville      Nov. 1996          78        80     Lease(2)
   Bellevue Manor                              Syracuse           Nov. 1996          90        90     Lease(2)
   Colonie Manor                               Latham             Nov. 1996          94        94     Lease(2)
   East Side Manor                             Fayettville        Nov. 1996          80        88     Lease(2)
   Green Meadows at Painted Post               Painted Post       Oct. 1995          73        96     Lease(2)
   Perinton Park Manor                         Fairport           Nov. 1996          78        86     Lease(2)
   West Side Manor - Rochester                 Rochester          Nov. 1996          72        72     Lease(2)
   West Side Manor - Syracuse                  Syracuse           Nov. 1996          78        80     Lease(2)
   Woodland Manor                              Vestal             Nov. 1996          60       116     Lease(2)
North Carolina
   Heritage Health Center (3)                  Hendersonville     Feb. 1996          66       134      Lease
   Heritage Hills Retirement Community (1)     Hendersonville     Feb. 1996          99        99       Own
   Heritage Lodge Assisted-Living              Hendersonville     Feb. 1996          20        24      Lease
   Pine Park Retirement Community (1)          Hendersonville     Feb. 1996         110       110      Lease
Ohio
   Park Lane (5)                               Toledo             Jan. 1998          92       101    Management
Oregon
   Meadowbrook Retirement (c)                  Ontario            Jun. 1995          53        55      Lease
Pennsylvania
   Green Meadows at Allentown                  Allentown          Oct. 1995          76        97      Lease
   Green Meadows at Latrobe                    Latrobe            Oct. 1995          84       125      Lease
South Carolina
   Anderson Place - The Summer House           Anderson           Oct. 1996          30        40      Lease
   Anderson Place - The Village (1)            Anderson           Oct. 1996          75        75      Lease
   Anderson Place - The Health Center (4)      Anderson           Oct. 1996          22        44      Lease
   Bellaire Place (d)                          Greenville         Jul. 1997          81        89      Lease
   Countryside Village Health Care Center (4)  Easley             Feb. 1996          24        44      Lease
   Countryside Village Assisted-Living         Easley             Feb. 1996          48        78      Lease
   Countryside Village Retirement Center (1)   Easley             Feb. 1996          72        75      Lease
   Countryside Park                            Easley             Feb. 1996          48        66      Lease
   Skylyn Health Center (4)                    Spartanburg        Feb. 1996          26        48      Lease
   Skylyn Personal Care Center                 Spartanburg        Feb. 1996          80       119      Lease
   Skylyn Retirement Community (1)             Spartanburg        Feb. 1996         155       155      Lease
   York Care                                   York               Apr. 1997          50       100    Management
Tennessee
   Walking Horse Meadows (d)                   Clarksville        Jun. 1997          50        55      Lease

                                                                   Emeritus
                                                                  Operations
Community                                          Location       Commenced   Units (a)  Beds (b)     Interest
---------------------------------------------  -----------------  ----------  ---------  --------  --------------
Texas
   Amber Oaks (d) (5)                          San Antonio        Apr. 1997         163       275      Lease
   Cambria (d)                                 El Paso            Oct. 1996          79        87      Lease
   Dowlen Oaks                                 Beaumont           Mar. 1997          79        87      Lease
   Eastman Estates                             Longview           Jul. 1997          70        77      Lease
   Elmbrook Estates                            Lubbock            Feb. 1997          79        87      Lease
   Lakeridge Place (7)                         Wichita Falls      Jul. 1997          79        87      Lease
   Meadowlands Terrace (d) (7)                 Waco               Jul. 1997          71        78       Own
   Myrtlewood Estates                          San Angelo         Aug. 1997          79        87      Lease
   Redwood Springs                             San Marcos         Apr. 1997          90        90      Lease
   Saddleridge Lodge (7)                       Midland            Mar. 1997          79        87      Lease
   Seville Estates (d)                         Amarillo           Mar. 1997          50        55      Lease
   Sherwood Place (d) (7)                      Odessa             Oct. 1996          79        87      Lease
   The Palisades (d) (5)                       El Paso            Apr. 1997         158       215      Lease
   Vickery Towers at Belmont (5)               Dallas             Apr. 1995         301       331       Own
Virginia
   Carriage Hill Retirement                    Bedford            Sep. 1994          91       137      Lease
   Cobblestones at Fairmont (d)                Manassas           Sep. 1996          75        82       Own
Washington
   Cooper George (d) (5)                       Spokane            Jun. 1996         140       158   Partnership
   Evergreen Lodge                             Federal Way        Apr. 1996          98       124      Lease
   Fairhaven Estates (d)                       Bellingham         Oct. 1996          50        55      Lease
   Garrison Creek Lodge (d)                    Walla Walla        Jun. 1996          80        88      Lease
   Harbour Pointe Shores                       Ocean Shores       Mar. 1997          50        55      Lease
   Kirkland Lodge at Lakeside                  Kirkland           Feb. 1996          74        84      Lease
   Renton Villa (d)                            Renton             Sep. 1993          79        97      Lease
   Seabrook (d)                                Everett            Jun. 1994          60        62      Lease
   The Court Yard at the Willows (d)           Puyallup           Oct. 1997         101       111       Own
   The Hearthstone                             Moses Lake         Nov. 1996          84        92      Lease
   Van Vista                                   Vancouver          Oct. 1997         100       100  Admin Services
Wyoming
   Park Place (c)                              Casper             Feb. 1996          60        60      Lease
                                                                              ---------  --------
          Total                                                                   8,782    10,184
                                                                              =========  ========


(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

(c) Previously operated as an independent-living facility, currently repositioned as an assisted-living community.

(d)  Near an existing or proposed Holiday facility.

(1) Operated as an independent-living facility; the Company does not currently plan to reposition this facility as an assisted-living community.

(2) The Company provides administrative services to the community which is operated by Painted Post Partnership through a lease agreement with an independent third party. See "Strategic
     Relationships - Painted Post Partners Relationship".

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

(6) Operated as an independent-living facility; an assisted-living addition opened during 1997.

(7)  Managed by Holiday.

DEVELOPMENTS

     The following table summarizes certain information regarding the Development Communities under construction, which are communities where construction activities, such as ground-breaking activities, exterior construction or interior build-out have commenced.

                                                                                     Site
                                                 Scheduled                           Ownership
Community                   Location             Opening        Units (a)  Beds (b)  Interest
--------------------------  -------------------  -------------  ---------  --------  ----------------
Anticipated 1998 Openings:

Arizona
   North Phoenix (c)        Phoenix              4th Quarter          101       111  Lease
California
   Auburn Oaks (c)          Auburn               2nd Quarter           89        98  Manage/Lease (3)
   Northbay Retirement (1)  Fairfield            2nd Quarter          172       189  Joint Venture
   Creston Village (2)      Paso Robles          2nd Quarter          100       110  Joint Venture
Delaware
   White Chapel Village     Newark               3rd Quarter          100       110  Lease
Illinois
   Urbana                   Urbana               3rd Quarter          101       111  Manage/Lease (3)
Mississippi
   Biloxi                   Biloxi               4th Quarter           83        91  Manage/Lease (3)
   North Hill Estates       Meridian             3rd Quarter          101       111  Manage
North Carolina
   The Pines of Goldsboro   Goldsboro            3rd Quarter          101       111  Manage
Ohio
   Middleburg Heights       Middleburg Heights   3rd Quarter           99       101  Lease
Utah
   Emeritus Estates         Ogden                1st Quarter           83        91  Lease
Virginia
   Wilburn Gardens          Fredericksburg       4th Quarter          101       111  Manage
Washington
   Richland Gardens         Richland             3rd Quarter          100       110  Manage
Wyoming
   Cheyenne                 Cheyenne             2nd Quarter           83        91  Manage/Lease (3)
                                                                ---------  --------
Total 1998 Openings                                                 1,414     1,546
                                                                =========  ========
Anticipated 1999 Openings:

Maryland
   Essex                    Essex                        -             97       107  Manage
Virginia
   Stauton                  Stauton                      -            100       110  Manage/Lease (3)
                                                                ---------  --------
Total 1999 Openings                                                   197       217
                                                                =========  ========


(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

(c)  Near an existing or proposed Holiday facility.

(1) The Company holds a 66.67% interest in a joint venture with an independent third party.

(2) The Company holds a 50.0% interest in a joint venture with an independent third party.

(3) The Company will provide management services for a period of two years commencing on the date that the first resident occupies one of the units in the community. The Company will receive a management fee based on a percentage of gross revenues over the term of the agreement. Commencing on the earlier date to occur (a) two years after commencement of the management agreement of (b) the first month in which the community is cash flow even, the Company will lease the community from the independent third party under an operating lease agreement.

     In addition to those Development Communities under construction, the Company has 10 Development Communities under development, which are communities where activities such as site surveys, preparation or architectural plans or initiation of zoning changes have commenced (but construction has not commenced). These communities are expected to open during 1999.

     The Company's executive offices are located in Seattle, Washington, where the Company leases approximately 26,500 square feet of space. The agreement includes a lease term of 10 years with two five-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about the executive officers of the Company. There are no family relationships between any of the directors or executive officers of the Company.

        Name          Age       Position
--------------------- ---  ------------------------------------------------
Daniel R. Baty         53  Chairman of the Board and Chief Executive
                           Officer
Raymond R. Brandstrom  45  President, Chief Operating Officer and Director
Gary D. Witte          53  Vice President, Operations
Frank A. Ruffo, Jr.    55  Vice President
Kelly J. Price         29  Vice President, Finance, Chief Financial
                           Officer, Principal Accounting Officer and
                           Secretary
Michelle A. Bickford   30  Vice President, New Business Development
Sarah J. Curtis        35  Vice President, Sales and Marketing


     Daniel R. Baty, one of the Company's founders, has served as its Chief Executive Officer and as a director since inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty has served as the chairman of the board of Holiday since 1987 and as its chief executive officer from 1991 through September 1997. Since 1984, Mr. Baty has served as chairman of the board of Columbia-Pacific Group Inc. ("Columbia Pacific") and, since 1986, chairman of the board of Columbia Pacific Management, Inc. ("Columbia Management"), both of which companies are wholly owned by Mr. Baty and engaged in developing independent-living facilities and providing consulting services regarding that market.

     Raymond R. Brandstrom, one of the Company's founders, has served as its President and Chief Operating Officer and as a director since its inception in 1993. From May 1992 to October 1996, Mr. Brandstrom served as President of Columbia Pacific and Columbia Management. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of still table wines.

     Frank A. Ruffo, Jr., one of the Company's founders, has served as its Vice President since its inception in 1993. From August 1992 until he joined the Company, Mr. Ruffo was employed by Columbia Management in special servicing related to securitized pools of mortgages.

     Gary D. Witte, joined the Company as Vice President, Operations in
November 1996.   From 1985 to June 1996, he was Vice President of
Operations, Southern Region of Hillhaven/Vencor Corporation. Mr. Witte held a variety of operating positions at that company for 20 years.

     Kelly J. Price, C.P.A., has served as the Company's Vice President since February 1997, as Chief Financial Officer and Secretary since September 1995 and as Principal Accounting Officer since February 1998. Prior to that, from January 1995 he was Director of Finance. From May 1994 until joining the Company, Mr. Price was employed at Deloitte & Touche LLP Management Consulting, where he was a senior consultant in the real estate, healthcare and manufacturing industries. Prior to that he was employed by Deloitte & Touche LLP from September 1991.

     Michelle A. Bickford, has served as Vice President, New Business Development since January 1997, prior to which she served as Director of Acquisitions since July 1993. From 1990 to July 1993, Ms. Bickford was a Senior Accountant at National Medical Enterprises, Inc., a publicly held hospital company.

     Sarah J. Curtis, jointed the Company as Vice President of Sales and Marketing in March 1997. Prior to that, from March 1996 she was National Director of Sales for Beverly Enterprises, Inc. From July 1991 until February 1996 Ms. Curtis was Regional Director of Sales and Marketing of Hillhaven/Vencor Corporation.


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock
Exchange, Inc. ("AMEX") under the symbol "ESC". The Common Stock has been listed on the AMEX since November 21, 1995, the date of the Company's initial public offering.

     The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.

                                           High     Low
                                           -------  --------
1996
First Quarter............................  $21.750  $11.6250

Second Quarter...........................  $20.875  $17.6250

Third Quarter............................  $18.000  $14.0000

Fourth Quarter...........................  $16.000  $10.0000

1997
First Quarter............................  $13.500  $11.1250

Second Quarter...........................  $16.250  $11.5000

Third Quarter............................  $15.500  $13.8750

Fourth Quarter...........................  $16.250  $11.8750

1998
First Quarter (through March 20, 1998)...  $13.500  $10.6875


     As of March 27, 1998, the number of record holders of the Company's Common Stock was 175.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data have been derived from the audited consolidated financial statements of the Company and subsidiaries for the period from July 28, 1993 (inception) through December 31, 1993 and the years ended December 31, 1994, 1995, 1996 and 1997. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in the Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                     Period from
                                    July 28, 1993
                                     (inception)
                                       Through                 Year ended December 31,
                                     December 31,   ---------------------------------------------
                                         1993         1994        1995        1996        1997
                                    --------------  ---------  ----------  ----------  ----------
                                         (in thousands, except per share and operating data)
Consolidated Statements of
Operations Data:

Total operating revenues..........     $   323       $ 4,409    $ 21,277    $ 68,926    $117,772
Total operating expenses..........         290         4,761      22,149      74,053     139,323
                                    --------------  ---------  ----------  ----------  ----------
Income (loss) from operations.....          33          (352)       (872)     (5,127)    (21,551)
                                    --------------  ---------  ----------  ----------  ----------
Net other expense.................         (63)       (1,080)     (6,815)     (3,075)     (6,660)
Extraordinary loss on
  extinguishment of debt..........           -           -        (1,267)        -           -
                                    --------------  ---------  ----------  ----------  ----------
   Net loss.......................         (30)       (1,432)     (8,954)   $ (8,202)   $(28,211)
                                    ==============  =========  ==========  ==========  ==========
Preferred stock dividends.........           -           -           -           -           425
                                    --------------  ---------  ----------  ----------  ----------
   Net loss to common shareholders     $   (30)      $(1,432)   $ (8,954)   $ (8,202)   $(28,636)
                                    ==============  =========  ==========  ==========  ==========
Loss per common share before
  extraordinary item -
  basic and diluted...............                              $  (0.95)   $  (0.75)   $  (2.60)

Extraordinary loss per common
  share -
  basic and diluted...............                              $  (0.16)   $    -      $    -

Net loss per common share -
  basic and diluted...............                              $  (1.11)   $  (0.75)   $  (2.60)

Weighted average number of common
  shares outstanding (1) -
  basic and diluted...............                                 8,062      11,000      11,000
                                                               ==========  ==========  ==========

Consolidated Operating Data:
  Communities operated (2)........           1             6          22          69          99
  Number of units (2).............          79           494       1,857       5,807       8,624


                                                            December 31,
                                         ---------------------------------------------------
                                           1993      1994      1995       1996       1997
                                         --------  --------  ---------  ---------  ---------
                                                           (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents..............  $    26   $   220   $  9,507   $ 23,039   $ 17,537
Working capital (deficit)..............   (1,489)   (2,762)     4,091      9,757     12,074
Total assets...........................    3,542    24,493    115,635    158,038    228,573
Long-term debt, less current portion...    2,014    22,684     66,814     60,260    108,117
Minority interests.....................      -          77      2,229      1,918      1,176
Shareholders equity (deficit)..........      (30)   (1,462)    34,895     26,188      1,207

(1) The weighted average shares outstanding were retroactively adjusted for the 9,200-for-1 split on April 14,1995.

(2) Information is as of the end of the period and excludes the Operating Communities and units therein that are managed by others.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition existing and development of new residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For 1995, 1996 and 1997, the Company generated total operating revenues of $21.3 million, $68.9 million and $117.8 million, respectively. As of December 31, 1997, the Company's accumulated deficit was $47.3 million and its total shareholders' equity was $1.2 million. For 1995, 1996 and 1997, the Company generated losses of $9.0 million, $8.2 million and $28.6 million, respectively. As discussed below, the Company's losses result from a number of factors, including the opening in 1996 and 1997 a number of newly developed and acquired communities that incur operating losses during an initial 12 to 24 months rent-up phase, occupancy percentages in the Company's stabilized communities that have not risen as quickly as the Company had anticipated and that in some cases has declined, financing costs arising from sale/leaseback transactions and mortgage financing and refinancing transactions at proportionately higher levels of debt, increased administrative and corporate expenses resulting from a restructuring of the Company's operations and marketing required by rapid growth, and the costs and expenses of the Company's attempt to acquire ARV Assisted Living, Inc. ("ARV").

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

     As of March 20, 1998, the Company held ownership, leasehold or management interests in 101 residential communities (the "Operating Communities") consisting of approximately 8,800 units with the capacity for 10,200 residents, located in 26 states. Of the 101 Operating Communities, 11 and 20 newly developed communities were opened during 1996 and 1997, respectively. Additionally, the Company completed construction on an expansion to an existing community during 1997. Subsequent to December 31, 1997, the Company entered into an agreement with an affiliate to provide management services for an independent-living community located in Ohio. The Company owns, has a leasehold interest in, management interest in or has acquired an option to purchase development sites for 26 new assisted-living communities (the "Development Communities"). Sixteen of the Development Communities are currently under construction, 14 of which are scheduled to open during 1998. The Company leases 77 of its residential communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 18 communities, manages or provides administrative services for five communities and has a partnership interest in one community. Additionally, the Company holds a minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 22 assisted-living communities consisting of approximately 1,250 units with a capacity of approximately 1,350 residents. See "-Strategic Relationships - Alert Relationship". Assuming completion of the Development Communities scheduled to open throughout 1998 and including the minority interest in Alert, the Company will own, lease, have an ownership interest in or manage 137 properties in 28 states and Canada, containing an aggregate of approximately 11,450 units with capacity of over 13,100 residents. There can be no assurance, however, that the Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control." The Company's management of assisted-living communities owned or leased by others has not been material to the Company's business or revenue. See "Description of Business Growth Strategy -Management Agreements". See "Factors Affecting Future Results and Forward Looking Statements -Emphasis on Acquisitions; Difficulties of Integrating Acquisitions", "-Ability to Develop Additional Assisted-Living Communities", and "-Need for Additional Capital.

     The following table sets forth a summary of the Company's property interests.

                                                      As of December 31,
                           ------------------------------------------------------------------------
                                 1994              1995              1996               1997
                           ----------------  ----------------  -----------------  -----------------
                           Buildings Units   Buildings Units   Buildings  Units   Buildings  Units
                           --------- ------  --------- ------  --------- -------  --------- -------
Owned                          6       494       14    1,496       15     1,485       19     2,099
Leased                         1        91        9      662       53     4,165       76     6,124
Managed                        -       -         -       -          1        83        4       327
Joint Venture/Partnership      -       -          1       22        2       162        1       140
                           --------- ------  --------- ------  --------- -------  --------- -------
     Sub Total                 7       585       24    2,180       71     5,895      100     8,690

     Annual Growth             - %     -  %     243%     273%     196%      170%      41%       47%

Pending Acquisitions           3       461       13      895        8     1,028       -         -
New Developments               9       720       26    2,112       27     2,296       26     2,483
Minority Interest              -       -         -       -         17       959       22     1,248
                           --------- ------  --------- ------  --------- -------  --------- -------
     Total                    19     1,766       63    5,187      123    10,178      148    12,421
                           --------- ------  --------- ------  --------- -------  --------- -------
     Annual Growth             - %     -  %     232%     194%      95%       96%      20%       22%




     When used in this discussion, the words "believes," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Factors Affecting Future Results and Regarding Forward-Looking Statements" under "Item 1. Description of Business" elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from year to year.

                                                                       Year to Year
                                          Percentage of Revenues        Percentage
                                         Years ended December 31,  Increase (Decrease)
                                          1995    1996     1997    1995-1996  1996-1997
                                         ------  -------  -------  ---------  ---------
Revenues...............................   100 %    100 %    100 %     224 %      71 %

Expenses:
     Community operations..............    75       71       70       208        69
     General and administrative........    12        9        9       134        76
     Depreciation and amortization.....    12        4        6        15       131
     Rent..............................     5       23       29      1316       115
     Other.............................     -       -         4        -        N/A
                                         ------  -------  -------  ---------  ---------
          Total operating expenses.....   104      107      118       234        88
                                         ------  -------  -------  ---------  ---------
          Loss from operations.........    (4)      (7)     (18)      488       320
                                         ------  -------  -------  ---------  ---------
Other expense:
     Interest expense, net.............    27        4        6       (46)      141
     Write-down of note receivable.....     5       -        -        N/A        -
     Other, net........................     1       -        (1)      N/A       N/A
     Extraordinary loss on
       extinguishment of debt..........     6       -        -        N/A        -
                                         ------  -------  -------  ---------  ---------
          Net loss.....................   (43)%    (11)%    (23)%      (8)%     244 %
                                         ======  =======  =======  =========  =========

                                   24

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. Total operating revenues for 1997 were $117.8 million, representing a $48.8 million, or 71%, increase over revenues of $68.9 million for 1996. The increase resulted from the opening of new developments and the related fill-up of units and the acquisition of communities during 1997. The Company ended with 71 and 100 communities representing approximately 5,900 and 8,700 units as of December 31, 1996 and 1997, respectively, an increase of 41%. For 1997, there was a decline in average occupancy to 71% from 74% for 1996, primarily attributable to the opening of 20 new communities during 1997. The impact on revenue from the decline in occupancy was offset by an increase in the rate per occupied unit.

     COMMUNITY OPERATIONS. Expenses for community operations for 1997 were $82.8 million, representing a $33.9 million, or 69%, increase over $48.9 million for 1996, primarily due to the Company's opening of new developments and the acquisition of communities during 1997. As a percentage of total operating revenues, expenses for community operations decreased to 70% for 1997, from 71% for 1996.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1997 were $10.8 million, representing an increase of $4.7 million, or 76%, from $6.2 million for 1996. As a percentage of total operating revenues, general and administrative expenses remained unchanged at 9% for 1996 and 1997 while the number of employees located at the corporate office was 83 and 90 at December 31, 1996 and 1997, respectively. The dollar increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's larger number of communities. General and administrative costs are expected to continue to increase in line with revenues and community operations at least through 1998 as the Company acquires additional existing communities and develops new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1997 was $6.6 million, or 6%, of total operating revenues, compared to $2.9 million or 4%, of total operating revenues, for 1996. The increase was due to a combination of an increase in pre-opening amortization expense from the opening of 20 developments in 1997 and the addition of four owned communities, net of communities sold in sale/leaseback transactions in 1997. The Company owned 19%, or 19 of its 100 communities representing approximately 2,100 units at December 31, 1997 compared to 21%, or 15 of its 71 communities representing approximately 1,500 units at December 31, 1996.

     RENT. Rent expense for 1997 was $34.6 million, representing an increase of $18.5 million, or 115%, from rent expense of $16.1 million for 1996. As a percentage of total operating revenues, rent expense increased to 29% for 1997, from 23% for 1996. The dollar increases were due to additional lease financing or sale/leaseback transactions. The Company leased 76%, or 76 out of 100 of its residential communities representing approximately 6,100 units as of December 31, 1997 compared to 75%, or 53 out of 71 communities representing approximately 4,200 units as of December 31, 1996. The increase in rent expense as a percentage of revenue is attributable to the opening of newly developed communities, in their fill-up stage, operated by the Company under lease agreements. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community. As the fill-up of newly developed communities continues, rent expense as a percentage of revenue is expected to decrease.

     OTHER. The Company incurred other expense of $4.4 million for 1997 which represents charges related to the termination of the Company's tender offer for ARV and changes in the Company's operating structure. In 1997, the Company wrote-off certain capitalized pre-opening and marketing expenses related to newly opened developed communities prior to July 1997. This write-off was a result of changes in senior operating personnel and the Company's marketing approach.

     INTEREST EXPENSE. Interest expense for 1997 was $8.4 million compared to $4.3 million for 1996, increasing as a percentage of total operating revenue to 7% for 1997 from 6% for 1996. The increase was primarily due to the acquisition of four communities through mortgage financing bearing interest at rates between 8% and 18%, construction financings bearing interest at fixed rates between 9.0% and 9.25% and the opening of four developments owned by the Company, all partially offset by sale/leaseback refinancings, as well as, interest costs related to the Company's investment in ARV common stock.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     REVENUES. Total operating revenues for 1996 were $68.9 million, representing a $47.6 million, or 224%, increase over revenues of $21.3 million for 1995. The increase resulted from the opening of new developments and the related fill-up of units and the acquisition of communities during 1996. The Company ended with 24 and 71 communities representing approximately 2,200 and 5,900 units as of December 31, 1995 and 1996, respectively, an increase of 196%.

     COMMUNITY OPERATIONS. Expenses for community operations for 1996 were $48.9 million, representing a $33.0 million, or 208%, increase over $15.9 million for 1995, primarily due to the Company's opening of new developments and the acquisition of communities during 1996. As a percentage of total operating revenues, expenses for community operations decreased to 71% for 1996, from 75% for 1995.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1996 were $6.2 million, representing an increase of $3.5 million, or 134%, from $2.6 million for 1995. As a percentage of total operating revenues, general and administrative expenses decreased to 9% for 1996 from 12% for 1995 while the number of employees located at the corporate office was 43 and 83 at December 31, 1995 and 1996, respectively. The dollar increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's larger number of communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization 1996 was $2.9 million, or 4% of total operating revenues, compared to $2.5 million or 12%, of total operating revenues, for 1995. The increase was due to the opening of new developments and the acquisition of eight communities owned by the Company, net of communities sold in sale/leaseback transactions in 1996. The Company owned 21%, or 15 of its 71 communities representing approximately 1,500 units at December 31, 1996 compared to 58%, or 14 of its 24 communities representing approximately 1,500 units at December 31, 1995.

     RENT. Rent expense for 1996 was $16.1 million, representing an increase of $15.0 million, or 1316%, from rent expense of $1.1 million for 1995. As a percentage of total operating revenues, rent expense increased to 23% 1996, from 5% 1995. The dollar and percentage increases were due to the Company entering into lease financing or sale/leaseback transactions with respect to 75%, or 53 out of 71 of its residential communities representing approximately 4,200 units as of December 31, 1996 compared to 38%, or nine out of 24 communities representing approximately 700 units as of December 31, 1995.

     INTEREST EXPENSE. Interest expense for 1996 was $4.3 million compared to $4.2 million for 1995, decreasing as a percentage of total operating revenues from 20% for 1995 to 6% for 1996. The decrease was due to the repayment of existing mortgage debt with lower rate convertible debenture proceeds and refinancing of mortgage indebtedness through sale/leaseback transactions.

     WRITE-DOWN OF NOTE RECEIVABLE FROM AFFILIATE. In 1994 and 1995, the Company made aggregate loans of $1,133,000 to a corporation that owned three assisted-living communities. In connection with the loan, the Company received 49.0% of the outstanding stock of the corporation and a pledge of the remaining 51.0%. The holder of the first mortgages initiated foreclosure proceedings in October 1995 and the Company no longer has an interest in the communities or the corporation and the note receivable was written-off in 1995.

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

SAME COMMUNITY COMPARISON

     The Company operated 50 communities ("Same Community") on a comparable basis during both the three months ended December 31, 1996 and 1997. The Same Communities represented 61% of the Company's total revenue for the quarter. Net operating margins increased by $849,000 to 31% on revenue of $20.0 million as compared to 28% on revenue of $19.3 million for the three months ended December 31, 1996. The increase in revenue can be attributed to monthly rate increases and greater services offered at the communities, partially offset by a decline in average occupancy. Same Community pre-tax loss, before corporate overhead, decreased by $878,000 from $893,000 to $15,000 compared to the comparable period last year. In addition, average revenue per occupied unit increased approximately 5%, from $2,012 to $2,105, during the fourth quarter 1996 and 1997, respectively, while Same Community average occupancy declined slightly to 79% during the three months ended December 31, 1997 compared to 80% for the comparable period last year. Included among the 50 Same Communities, were nine communities newly developed in 1996. These communities reported an average occupancy of 38% and 62%, net operating margin of 1% and 18% on revenue of $1.5 million and $2.6 million and pre-tax net loss of $1.2 million and $795,000 for the three months ended December 31, 1996 and 1997, respectively.

     The following table sets forth a comparison of Same Community results of operations before corporate overhead for the three months ended December 31, 1996 and 1997.

                                         Three Months Ended December 31,
                                                  (In thousands)

                                                           Dollar   Percentage
                                      1996       1997      Change     Change
                                    ---------  ---------  --------   ----------
Revenue...........................   $19,252    $19,987      $735       4 %
Community operating expense.......    13,833     13,719      (114)     (1)
                                    ---------  ---------  --------   ----------
     Community operating income...     5,419      6,268       849      16
                                    ---------  ---------  --------   ----------
Depreciation and amortization.....       663        583       (80)    (12)
Rent..............................     5,097      5,318       221       4
                                    ---------  ---------  --------   ----------
     Operating income.............      (341)       367       708    (208)
                                    ---------  ---------  --------   ----------
Interest income (expense), net....      (691)      (643)       48      (7)
Other income, net.................       139        261       122      88
                                    ---------  ---------  --------   ----------
     Pre-tax income (loss)........   $  (893)   $   (15)     $878     (98)%
                                    =========  =========  ========   ==========


                                        Three months ended
                                           December 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
Other Same Community Information:
   Communities.......................        50         50
   Total units.......................     3,985      3,985
   Average occupancy.................        80%        79%
   Revenue per average occupied unit.    $2,012     $2,105


     The 39 Same Communities included in the quarters ending September 30, 1997 and December 31, 1997 reported revenue of 16.6 million and $16.5 million, community operating expenses of $11.3 million and $11.2 million and pre-tax income of $371,000 and $503,000 for such quarters, respectively, while average occupancy remained unchanged at 82% for the two quarters.

STABILIZED (GROUP ONE) AND START-UP/REPOSITIONED (GROUP TWO) COMMUNITY
COMPARISON

     For the three months ended December 31, 1997, the Company had 54 communities that had achieved average occupancy of at least 90% during one quarter ("Group One Communities") and 46 communities that had average occupancy of less than 90%, which includes 38 newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment activity ("Group Two Communities").

     The following table sets forth a comparison of Group One and Group Two Community results of operations for the three months ended December 31, 1997.

                                          Three Months Ended December 31, 1997
                                                     (In thousands)

                                                   Start-Up/
                                    Stabilized     Repositioned
                                    Communities    Communities
                                    (Group One)    (Group Two)    Overhead   Total
                                    -------------  -------------  --------   ---------
Revenue...........................     $23,238        $ 9,549     $    16    $ 32,803
Community operating expense.......      15,036          8,842          -       23,878
                                    -------------  -------------  --------   ---------
     Community operating income...       8,202            707          16       8,925
                                    -------------  -------------  --------   ---------
General and administrative........         -              -         3,109       3,109
Depreciation and amortization.....         490          1,565         131       2,186
Rent..............................       5,931          4,127         120      10,178
Other.............................         -              -         4,426       4,426
                                    -------------  -------------  --------   ---------
     Operating income (loss)......       1,781         (4,985)     (7,770)    (10,794)
                                    -------------  -------------  --------   ---------
Interest income (expense), net....        (945)        (1,330)       (379)     (2,654)
Other income (expense), net.......         127           (655)        782         254
                                    -------------  -------------  --------   ---------
     Pre-tax income (loss)........     $   963        $(6,970)    $(7,367)   $(13,374)
                                    =============  =============  ========   =========


Other Group One and Group Two
 Information:
  Communities.....................          54             46                    100
  Total units.....................       4,460          4,230                  8,690
  Average Occupancy...............          89%            45%                    68%
  Revenue per average occupied
    unit..........................     $ 1,954        $ 1,721               $ 1,881


     Group One Communities ended the fourth quarter of 1997 with an average occupancy of 89% compared to 93% for the fourth quarter of 1996 while net operating margins increased by $3.3 million to 35% on revenue of $23.2 million for the three months ended December 31, 1997 as compared to 33% on revenue of $15.2 million for the three months ended December 31, 1996. Group One Community pre-tax income, before corporate overhead, increased by 56% to $963,000 compared to the comparable period last year. The total number of Group One Communities increased by 18 in the fourth quarter of 1997 compared to the fourth quarter of 1996 due to a combination of acquisitions and communities achieving an occupancy of at least 90% during one quarter.

     Group Two Communities ended the fourth quarter of 1997 with an average occupancy of 45% compared to 56% for the fourth quarter of 1996 while net operating margins decreased by $733,000 to 7% on revenue of $9.5 million as compared to 19% on revenue of $7.6 million for the three months ended December 31, 1996. Group Two Community pre-tax loss, before corporate overhead, increased by 203% to $7.0 million compared to the comparable period last year. The total number of Group Two Communities had a net increase of 11 compared to the fourth quarter of 1996 due primarily to the opening of new developments.

     The following tables set forth a comparison of Group One and Group Two Community results of operations before corporate overhead for the three months ended December 31, 1996 and 1997.

                                        Stabilized Communities (Group One)
                                         Three Months Ended December 31,
                                                  (In thousands)

                                                           Dollar   Percentage
                                      1996       1997      Change     Change
                                    ---------  ---------  --------   ----------
Revenue...........................   $15,182   $ 23,238    $8,056         53 %
Community operating expense.......    10,235     15,036     4,801         47
                                    ---------  ---------  --------   ----------
     Community operating income...     4,947      8,202     3,255         66
                                    ---------  ---------  --------   ----------
Depreciation and amortization.....       350        490       140         40
Rent..............................     3,586      5,931     2,345         65
                                    ---------  ---------  --------   ----------
     Operating income.............     1,011      1,781       770         76
                                    ---------  ---------  --------   ----------
Interest income (expense), net....      (393)      (945)     (552)       140
Other income, net.................        -         127       127        100
                                    ---------  ---------  --------   ----------
     Pre-tax income...............   $   618   $    963    $  345         56 %
                                    =========  =========  ========   ==========

Other Group One Information:
   Communities....................        36         54
   Total units....................     2,675      4,460
   Average occupancy..............        93%        89%
   Revenue per occupied unit......   $ 2,034   $  1,954


                                    Start-Up/Repositioned Communities (Group Two)
                                           Three Months Ended December 31,
                                                   (In thousands)

                                                            Dollar    Percentage
                                      1996       1997       Change      Change
                                    ---------  ---------  ----------  -----------
Revenue...........................   $ 7,598    $ 9,549     $ 1,951        26 %
Community operating expense.......     6,158      8,842       2,684        44
                                    ---------  ---------  ----------  -----------
     Community operating income...     1,440        707        (733)       49
                                    ---------  ---------  ----------  -----------
Depreciation and amortization.....       484      1,565       1,081       223
Rent..............................     2,560      4,127       1,567        61
                                    ---------  ---------  ----------  -----------
     Operating loss...............    (1,604)    (4,985)     (3,381)      211
                                    ---------  ---------  ----------  -----------
Interest income (expense), net....      (560)    (1,330)       (770)      138
Other income (expense), net.......      (136)      (655)       (519)      382
                                    ---------  ---------  ----------  -----------
     Pre-tax loss.................   $(2,300)   $(6,970)    $(4,670)      203 %
                                    =========  =========  ==========  ===========

Other Group Two Information:
   Communities....................        35         46
   Total units....................     3,219      4,230
   Average occupancy..............        56%        45%
   Revenue per occupied unit......   $ 1,580    $ 1,721


     Group One Communities for the three months ended December 31, 1997 and September 30, 1997, consisted of 54 and 52 communities, respectively. Average Occupancy declined slightly to 89% for the fourth quarter 1997 compared to 90% for the third quarter 1997. Revenue increased $886,000, or 4%, to $23.2 million for the three months ended December 31, 1997 from $22.4 million for the three months ended September 30, 1997. Community operating expenses for the forth quarter 1997 increased $866,000, or 6%, to $15.0 million for the three months ended December 31, 1997 from $14.2 million for the three months ended September 30, 1997. Pre-tax income decreased $431,000, or 31% to $963,000 for the three months ended December 31, 1997 from $1.4 million for the three months ended September 30, 1997.

     Group Two Communities for the three months ended December 31, 1997 and September 30, 1997, consisted of 46 communities and 44 communities, respectively, representing 32 and 29 newly developed communities, respectively. Average Occupancy declined slightly to 45% for the fourth quarter 1997 compared to 48% for the third quarter 1997. Revenue increased $381,000, or 4%, to $9.5 million for the three months ended December 31, 1997 from $9.2 million for the three months ended September 30, 1997. Community operating expenses for the fourth quarter 1997 were $8.8 million, representing an increase of $399,000, or 5%, over $8.4 million for the third quarter 1997. Pre-tax loss increased $152,000, or 2%, to $7.0 million for the three months ended December 31, 1997 from $6.8 million for the three months ended September 30, 1997.

     The changes between third quarter 1997 and fourth quarter 1997 Group Two Communities are primarily a result of newly opened developments. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community to show positive operating results. Newly developed communities generated $5.5 million in revenue for the three months ended December 31, 1997 compared to $3.9 million for the three months ended September 30, 1997, $5.6 million in community operating expenses for the fourth quarter 1997 compared to $4.4 million for the third quarter 1997 and pre-tax loss of $6.1 million for the fourth quarter 1997 compared to pre-tax loss of $4.5 million for the third quarter 1997. The increase in pre-tax loss between quarters can be attributed to the charge for the change in the Company's operating structure. See "Results of Operations - Comparison of the Years Ended December 31, 1997 and 1996 - Other" above.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1997. For 1997, net cash used in operating activities was $17.7 million, primarily due to losses incurred on newly acquired and developed communities. The Company obtained $28.7 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage indebtedness of $12.3 million as well as $16.7 million of unrelated mortgage indebtedness which includes refinancing $5.6 million in long-term debt on two assisted-living communities and repaying $2.2 million
in long-term debt on one assisted-living community.   The Company
obtained $1.7 million in proceeds from the sale of land.   The Company
also incurred additional long-term debt of $44.6 million, obtained $25.0 million in net proceeds from the sale of redeemable preferred stock and purchased additional property and equipment and property held for development of $40.2 million. As a result of these acquisition and financing transactions the Company decreased its cash position by approximately $5.5 million. As of December 31, 1997, the Company had working capital of $12.1 million.

     CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1996. For 1996, net cash used in operating activities was $5.4 million, primarily due to losses incurred on newly acquired communities. The Company obtained $73.3 million in proceeds from the sale of communities in sale/leaseback financing transactions and repaid related mortgage debt of $52.8 million as well as $17.2 million of unrelated mortgage debt. The Company also incurred additional long-term debt of $64.4 million, including $30.7 million, net proceeds from the private placement of convertible subordinated debentures, and purchased additional property and equipment and property held for development of $66.7 million. As of December 31, 1996, the Company had working capital of $9.8 million.

     CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1995.   For the year
ended December 31, 1995, net cash used in operating activities was $4.8 million, primarily due to losses incurred on newly acquired communities. The Company used $ 78.4 million to acquire property and equipment and property held for development and obtained $11.6 million in proceeds from the sale of communities in sale/leaseback financing
transactions.   The Company obtained $84.1 million in net cash from
financing activities including its initial public offering and net proceeds from long and short-term borrowings.

     The Company is committed under construction contracts with respect to certain development projects. Total construction commitments for owned developments at December 31, 1997, were $34.8 million, of which $25.2 million had been incurred. At December 31, 1997, $9.5 million in construction financing commitments remained in place which bear interest at rates ranging between prime plus 0.75% and 1.25% and are due through January 2003.

     In October 1997, NorthStar Capital Partners LLC ("NorthStar"), a private investment group with financial backing from a Union Bank of Switzerland Securities affiliate and Quantum Realty Partners, a fund advised by Soros Fund Management LLC, invested $25.0 million in the Company through the purchase of 25,000 shares of Series A Convertible Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock"), representing approximately 10% ownership in the Company. Each share of Series A Preferred Stock is convertible into that number of shares of the Company's Common Stock equal to the liquidation value of a share of Series A Preferred Stock ($1,000) divided by the conversion price of $18.20 per share. Currently the Series A Preferred Stock is convertible into an aggregate of 1,373,626 shares of Common Stock. The Series A Preferred Stock is also exchangeable into convertible debt at the option of the Company. The conversion price is subject to adjustment in the event of stock dividends, stock subdivisions and combinations, and extraordinary distributions. The Series A Preferred Stock has a mandatory redemption date of October 24, 2004.

     In December 1997, the Company purchased 25,600 shares of its common stock at an aggregate cost of $341,000. Subsequently, in January 1998, the Company's Board of Directors authorized a treasury stock purchase program to acquire up to an additional 500,000 shares of the Company's common stock from time to time on the open market. As of March 20, 1998, the Company has purchased 517,200 shares of its common stock at an aggregate cost of $5.7.

     In March 1998, the Company entered into a commitment with German American Capital Corporation ("GACC"), a wholly owned subsidiary of Deutsche Bank North America. The commitment terms include a three year loan not to exceed $77.9 million with a 30-day LIBOR rate plus 2.95%. The Company plans to use the proceeds to refinance up to ten of its Operating Communities.

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

YEAR 2000

     Concerns surrounding the Year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. Thus programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000 resulting in a major system failure or miscalculations. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted and there will be no substantial impact on the financial statements. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

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

     Not applicable.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K and under the captions "Election of Directors -Nominees for Election" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement relating to its 1998 annual meeting of shareholders (the "Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" and "Election of Directors -Director Compensation" in the Company's Proxy Statement is hereby incorporated by reference.

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

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                            Page
Independent Auditors' Reports.............................  F-2
Consolidated Balance Sheets...............................  F-4
Consolidated Statements of Operations.....................  F-5
Consolidated Statements of Cash Flows.....................  F-6
Consolidated Statements of Shareholders' Equity (Deficit).  F-8
Notes to Consolidated Financial Statements................  F-9

(2) FINANCIAL STATEMENT SCHEDULES. Schedule II Valuation and Qualifying Accounts (contained on page F-24) Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

(c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:


Exhibit  Description                                           Reference
---- ----------------------------------------------------------- ------
3.1  Restated Articles of Incorporation of registrant (Exhibit   (2)
     3.1).

3.2  Amended and Restated Bylaws of the registrant (Exhibit      (1)
     3.2).

4.1  Forms of 6.25% Convertible Subordinated Debenture due 2006  (2)
     (Exhibit 4.1).

4.2  Indenture dated February 15, 1996 between the registrant
     and Fleet National Bank ("Trustee") (Exhibit 4.2).          (2)

4.3 Preferred Stock Purchase Agreement (including Designation of Rights and Preferences of Series A Convertible
     Exchangeable Redeemable Preferred Stock of Emeritus
     Corporation Agreement, Registration of Rights Agreement and (12)
     Shareholders Agreement) dated October 24, 1997 between the registrant ("Seller") and Merit Partners, LLC ("Purchaser")
     (Exhibit 4.1).

10.1 1995 Stock Incentive Plan (Exhibit 10.1).                   (1)

10.2 Stock Option Plan for Nonemployee Directors (Exhibit 10.2). (2)

10.3 Form of Indemnification Agreement for officers and          (1)
     directors of the registrant (Exhibit 10.3).

10.4 Noncompetition Agreements entered into between the registrant and each of the following individuals:

     10.4. Daniel R. Baty (Exhibit 10.4.1), Raymond R.
     1     Brandstrom (Exhibit 10.4.2) and Frank A. Ruffo        (2)
           (Exhibit 10.4.3).

10.5 Shareholders Agreement dated as of April 17, 1995, and as
     amended September 27, 1995, among the registrant, its       (1)
     Founders and certain Investors, as defined therein (Exhibit
     10.5).

10.6 Form of Stock Purchase Agreement dated July 31, 1995, entered into between Daniel R. Baty and each of Michelle A. (1)
     Bickford, Jean T. Fukuda, James S. Keller, George T. Lenes and Kelly J. Price (Exhibit 10.6).

10.7 Series A Preferred Stock and Note Purchase Agreement dated as of April 17, 1995 among the registrant and the investors (1) listed on Schedule I thereto (Exhibit 10.7).



10.8 La Villita in Phoenix, Arizona

     10.8. Promissory Note dated April 22, 1997 in the amount of
     1 $3,500,000 between U.S. Bank of Washington ("Lender") (9) and Emeritus Properties VI, Inc. ("Borrower")
           (Exhibit 10.2.1).

     10.8. First Addendum to Promissory Note between Lender and  (9)
     2     Borrower (Exhibit 10.2.2).

     10.8. Second Addendum to Promissory Note between Lender and (9)
     3     Borrower (Exhibit 10.2.3).

     10.8. Construction Deed of Trust dated April 22, 1997
     4     between Emeritus Properties VI, Inc. ("Trustor"),     (9)
           U.S. Bank of Washington ("Lender " and "Beneficiary")
           and United States National Bank of Oregon ("Trustee")
           (Exhibit 10.2.4).

     10.8. Addendum to Construction Deed of Trust  between       (9)
     5     Trustor,  Lender  and Trustee (Exhibit 10.2.5).

     10.8. Guaranty dated April 22, 1997 between Daniel R. Baty
     6     ("Guarantor") U.S. Bank of Washington ("Lender") and  (9)
           Emeritus Properties VI, Inc. ("Borrower") (Exhibit
           10.2.6).

10.9 Scottsdale Royale in Scottsdale, Arizona, Villa Ocotillo in
     Scottsdale, Arizona and Madison Glen in Clearwater,
     Florida. The following agreements are representative of those executed in connection with these properties:

     10.9. Loan Agreement dated December 31, 1996 in the amount
     1     of $12,275,000 by the registrant ("Borrower") and     (5)
           Lender (Exhibit 10.9.1).

     10.9. Promissory Note dated December 31, 1996 in the amount
     2     of $6,775,000 between the registrant to Bank United   (5)
           (the "Lender") with respect to Madison Glen (Exhibit
           10.9.2).

     10.9. Promissory Note dated December 31, 1996 in the amount
     3     of $5,500,000 between the registrant to Bank United
           (the "Lender") with respect to Scottsdale Royale and  (5)
           Villa Ocotillo (Exhibit 10.9.3).

     10.9. Deed of Trust, Security Agreement, Assignment of
     4     Leases and Rents, and Fixture Filing (Financial
           Statement) dated as of December 31, 1996, by the
           registrant, as Trustor and debtor, to Chicago Title   (5)
           Insurance Company, as Trustee, for the benefit of the
           Lender, Beneficiary and secured party with respect to
           Scottsdale Royale and Villa Ocotillo (Exhibit
           10.9.4).

     10.9. Mortgage and Security Agreement between the
     5     registrant  ("Mortgagor") and Bank United             (5)
           ("Mortgagee") with respect to Madison Glen (Exhibit
           10.9.5).

10.1 Rosewood Court in Fullerton, California
0

     10.10 Lease Agreement dated March 29, 1996 between the
     .1    registrant ("Lessee") and Health Care Property        (3)
           Investors, Inc. ("Lessor") (Exhibit 10.1.1).

     10.10 First Amendment Lease Agreement dated April 25, 1996
     .2    by and between the registrant ("Lessee") and Health   (3)
           Care Property Investors,  Inc. ("Lessor") (Exhibit
           10.1.2).

10.1 The Arbor at Olive Grove in Phoenix, Arizona
1

     10.11 Lease Agreement dated as of December 27, 1995 between
     .1    the registrant and Health Care Property Investors,    (2)
           Inc. (Exhibit 10.12.1).

     10.11 First Amended Lease Agreement dated as of February
     .2    19, 1996 by and between the registrant and Health     (2)
           Care Property Investors, Inc. (Exhibit 10.12.2).

10.1 Renton Villa in Renton, Washington
2

     10.12 Lease Agreement dated as of December 27, 1995 between
     .1    the registrant and Health Care Property Investor,     (2)
           Inc. (Exhibit 10.13.1).

     10.12 First Amended Lease Agreement dated as of February
     .2    19, 1996 by and between the registrant and Health     (2)
           Care Property Investors, Inc. (Exhibit 10.13.2).

10.1 Seabrook, in Everett, Washington
3

     10.13 Lease Agreement dated as of December 27, 1995 between
     .1    the registrant and Health Care Property Investor,     (2)
           Inc. (Exhibit 10.14.1).

     10.13 First Amended Lease Agreement dated as of February
     .2    19, 1996 by and between the registrant and Health     (2)
           Care Property Investors, Inc. (Exhibit 10.14.2).

10.1 Laurel Lake Estates in Voorhees, New Jersey
4

     10.14 Lease Agreement dated as of December 27, 1995 between
     .1    the registrant and Health Care Property Investor,     (2)
           Inc. (Exhibit 10.15.1).

     10.14 First Amended Lease Agreement dated as of February
     .2    19, 1996 by and between the registrant and Health     (2)
           Care Property Investors, Inc. (Exhibit 10.15.2).

10.1 Florida Communities.
5

     10.15 Lease Agreement dated March 15, 1996 between
     .1    Meditrust Acquisition Corporation I ("Lessor") and
           Emeritus Properties I, Inc., ("Lessee") with respect  (2)
           to Beneva Park Club (Exhibit 10.16.1).

     10.15 Lease Agreement dated March 15, 1996 between
     .2    Meditrust Acquisition Corporation I ("Lessor") and
           Emeritus Properties I, Inc., ("Lessee") with respect  (2)
           to Central Park Club (Exhibit 10.16.2).

     10.15 Lease Agreement dated March 15, 1996 between
     .3    Meditrust Acquisition Corporation I ("Lessor") and
           Emeritus Properties I, Inc., ("Lessee") with respect  (2)
           to College Park Club (Exhibit 10.16.3).

     10.15 Lease Agreement dated March 15, 1996 between
     .4    Meditrust Acquisition Corporation I ("Lessor") and
           ESC I, G.P., Inc. ("Lessee") with respect to Park     (2)
           Club of Brandon (Exhibit 10.16.4).



     10.15 Lease Agreement dated March 15, 1996 between
     .5    Meditrust Acquisition Corporation I ("Lessor") and
           Emeritus Properties I, Inc., ("Lessee") with respect  (2)
           to Park Club of Fort Myers (Exhibit 10.16.5).

     10.15 Lease Agreement dated March 15, 1996 between
     .6    Meditrust Acquisition Corporation I ("Lessor") and
           Emeritus Properties I, Inc., ("Lessee") with respect  (2)
           to Park Club of Oakbridge (Exhibit 10.16.6).

10.1 Summer Wind in Boise, Idaho
6

     10.16 Lease Agreement dated as of August 31, 1995 between
     .1    AHP of Washington, Inc. and the registrant (Exhibit   (1)
           10.18.1).

     10.16 First Amended Lease Agreement dated as of December
     .2    31, 1996 by and between the registrant and AHP of     (5)
           Washington, Inc. (Exhibit 10.16.2).

10.1 Silver Pines (formerly Willowbrook) in Cedar Rapids, Iowa
7

     10.17 Purchase and Sale Agreement (including Real Estate
     .1    Contract) dated January 4, 1995 between Jabo, Ltd.    (1)
           ("Jabo") and the registrant (Exhibit 10.19.1).

     10.17 Assignment and Assumption Agreement with respect to
     .2    facility leases dated as of January 17, 1995 by and   (1)
           between Jabo, as Assignor, and the registrant, as
           Assignee (Exhibit 10.19.2).

10.1 The Palisades in El Paso, Texas, Amber Oaks in San Antonio,
8 Texas and Redwood Springs in San Marcos, Texas. The following agreements are representative of those executed in connection with these properties.

     10.18 Lease Agreement dated April 1, 1997 between ESC III,
     .1    L.P. D/B/A Texas-ESC III, L.P. ("Lessee") and Texas   (6)
           HCP Holding , L.P. ("Lessor") (Exhibit 10.4.1).

     10.18 First Amendment to Lease Agreement dated April 1,
     .2    1997 between Lessee and Texas HCP Holding , L.P.      (6)
           Lessor (Exhibit 10.4.2).

     10.18 Guaranty dated April 1, 1997 by the registrant
     .3    ("Guarantor") in favor of Texas HCP Holding , L.P.    (6)
           (Exhibit 10.4.3)

     10.18 Assignment Agreement dated April 1, 1997 between the
     .4    registrant ("Assignor") and Texas HCP Holding , L.P.  (6)
           ("Assignee") (Exhibit 10.4.4).

10.1 Carriage Hill Retirement in Bedford, Virginia
9

     10.19 Lease Agreement dated August 31, 1994 between the
     .1    registrant, as Tenant, and Carriage Hill Retirement   (1)
           of Virginia, Ltd. as Landlord (Exhibit 10.23.1).

     10.19 Supplemental Lease Agreement dated September 2, 1994  (1)
     .2    (Exhibit 10.23.2).

10.2 Green Meadows Communities
0

     10.20 Consent to Assignment of and First Amendment to Asset
     .1    Purchase Agreement dated September 1, 1995 among the
           registrant, The Standish Care Company and Painted
           Post Partnership, Allentown Personal Car General
           Partnership, Unity Partnership, Saulsbury General
           Partnership and P. Jules Patt (collectively, the      (1)
           "Partnerships"), together with Asset Purchase
           Agreement dated July 27, 1995 among The Standish Care
           Company and the Partnerships (Exhibit 10.24.1).

     10.20 Lease Agreement dated October 19, 1995 between the
     .2    registrant and HCPI Trust with respect to Green       (1)
           Meadows - Allentown (Exhibit 10.24.2).

     10.20 Lease Agreement dated October 16, 1995 between the
     .3    registrant and HCPI Trust with respect to Green       (1)
           Meadows - Dover (Exhibit 10.24.3).

     10.20 Lease Agreement dated October 19, 1995 between the
     .4    registrant and HCPI Trust with respect to Green       (1)
           Meadows -  Latrobe (Exhibit 10.24.4).

     10.20 Lease Agreement dated October 19, 1995 between the
     .5    registrant and HCPI Trust with respect to Green       (1)
           Meadows - Painted Post  (Exhibit 10.24.5).

     10.20 Agreement to Provide Administrative Services to an
     .6    Adult Home dated October 23, 1995 between the         (1)
           registrant and P. Jules Patt and Pamela J. Patt
           (Exhibit 10.24.6).

     10.20 Assignment Agreement dated October 19, 1995 between
     .7    the registrant, HCPI Trust and Health Care Property   (1)
           Investors, Inc. (Exhibit 10.24.8).

     10.20 Assignment and Assumption Agreement dated August 31,
     .8    1995 between the registrant and The Standish Care     (1)
           Company (Exhibit 10.24.9).

     10.20 Guaranty dated October 19, 1995 by Daniel R. Baty in
     .9    favor of Health Care Property Investors, Inc., and    (1)
           HCPI Trust (Exhibit 10.24.10).

     10.20 Guaranty dated October 19, 1995 by the registrant in
     .10   favor of Health Care Property Investors, Inc.         (1)
           (Exhibit 10.24.11).

     10.20 First Amended Lease Agreement dated as of December
     .11   13, 1995 by and between the registrant and HCPI,      (5)
           Trust with respect to Green Meadows - Allentown
           (Exhibit 20.12).

     10.20 Second Amended Lease Agreement dated as of February
     .12   13, 1996 by and between the registrant and HCPI,      (5)
           Trust with respect to Green Meadows - Allentown
           (Exhibit 10.20.13).

     10.20 First Amended Lease Agreement dated as of December
     .13   13, 1995 by and between the registrant and Health
           Care Property Investors, Inc., with respect to Green  (5)
           Meadows - Dover (Exhibit 10.20.14).

     10.20 Second Amended Lease Agreement dated as of February
     .14   13, 1996 by and between the registrant and Health
           Care Property Investors, Inc., with respect to Green  (5)
           Meadows - Dover (Exhibit 10.20.15).

     10.20 First Amended Lease Agreement dated as of December
     .15   13, 1995 by and between the registrant and HCPI,      (5)
           Trust with respect to Green Meadows - Latrobe
           (Exhibit 10.20.16).



     10.20 Second Amended Lease Agreement dated as of February
     .16   13, 1996 by and between the registrant and HCPI,      (5)
           Trust with respect to Green Meadows - Latrobe
           (Exhibit 10.20.17).

     10.20 First Amended Lease Agreement dated as of December
     .17   13, 1995 by and between the registrant and Health
           Care Property Investors, Inc., with respect to Green  (5)
           Meadows - Painted Post (Exhibit 10.20.18).

     10.20 Second Amended Lease Agreement dated as of June 24,
     .18   1996 by and between the registrant and Health Care
           Property Investors, Inc., with respect to Green       (5)
           Meadows - Painted Post (Exhibit 10.20.19).

     10.20 Second Amendment to Agreement to provide
     .19   Administrative Services to an Adult Home dated        (10)
           January 1, 1997 between Painted Post Partners and the
           registrant (Exhibit 10.2).

10.2 Carolina Communities
1

     10.21 Lease Agreement dated January 26, 1996 between the
     .1    registrant and HCPI Trust with respect to Countryside (2)
           Facility (Exhibit 10.23.1).

     10.21 Lease Agreement dated January 26, 1996 between the
     .2    registrant and Health Care Property Investors with    (2)
           respect to Heritage Health Center Facility (Exhibit
           10.23.2).

     10.21 Management Services Agreement between the registrant
     .3    and Sunrise Healthcare Corporation ("Manger") dated   (13)
           December 1997.

     10.21 Promissory Note dated as of January 26, 1996 in the
     .4    amount of $3,991,190 from Heritage Hills Retirement,
           Inc. ("Borrower") to Health Care Property Investors,  (2)
           Inc. ("Lender") (Exhibit 10.23.4).

     10.21 Loan Agreement dated January 26, 1996 between the
     .5    Borrower and the Lender (Exhibit 10.23.5).            (2)

     10.21 Guaranty dated January 26, 1996 by the registrant in  (2)
     .6    favor of the Borrower (Exhibit 10.23.6).

     10.21 Deed of Trust with Assignment of Rents, Security
     .7    Agreement and Fixture Filing dated as of January 26,
           1996 by and among Heritage Hills Retirement, Inc.
           ("Grantor"), Chicago Title Insurance Company          (2)
           ("Trustee") and Health Care Property Investor, Inc.
           ("Beneficiary") (Exhibit 10.23.7).

     10.21 Lease Agreement dated as of January 26, 1996 between
     .8    the registrant and Health Care Property Investor,     (2)
           Inc. with respect to Heritage Lodge Facility (Exhibit
           10.23.8).

     10.21 Lease Agreement dated as of January 26, 1996 between
     .9    the registrant and Health Care Property Investor,     (2)
           Inc. with respect to Pine Park Facility (Exhibit
           10.23.9).

     10.21 Lease Agreement dated January 26, 1996 between the
     .10   registrant and HCPI Trust with respect to Skylyn      (2)
           Facility (Exhibit 10.23.10).

     10.21 Lease Agreement dated January 26, 1996 between the
     .11   registrant and HCPI Trust with respect to Summit      (2)
           Place Facility (Exhibit 10.23.11).

     10.21 Amendment to Deed of Trust dated April 25, 1996
     .12   between Heritage Hills Retirement, Inc. ("Grantor"),  (5)
           and Health Care Property Investors, Inc.
           ("Beneficiary") (Exhibit 10.21.12).

     10.21 First Amendment to Lease Agreement dated March 29,
     .13   1996 between registrant and Health Care Property      (5)
           Investors, Inc. with respect to Heritage Health
           Center (Exhibit 10.21.13).

10.2 Letter of Intent dated January 31, 1996 between the
3 registrant and Meditrust Acquisition Corporation I relating (2) to developments (Exhibit 10.33).

10.2 Letter of Intent dated January 31, 1996 between the
4 registrant and Meditrust Acquisition Corporation I relating (2) to acquisitions (Exhibit 10.34).

10.2 Letter of Intent dated August 13, 1996 between the
4 registrant and Meditrust Acquisition Corporation I relating (5) to acquisitions (Exhibit 10.24).

10.2 Letter of Intent dated August 13, 1996 between the
5    registrant and Meditust Acquisition Corporation I relating  (5)
     to developments (Exhibit 10.24).

10.2 Juniper Meadows in Lewiston, Idaho
6

     10.26 Agreement to Purchase Construction Loan dated January
     .1    30, 1997 between RMI Capital Management Co.           (5)
           ("Construction Lender") and the registrant (Exhibit
           10.26.1).

     10.26 Construction Loan Agreement between RMI Capital
     .2    Management Co. ("Lender") and Emeritus Properties II, (5)
           Inc. ("Borrower") (Exhibit 10.26.2).

     10.26 Promissory Note dated January 30, 1997 in the amount
     .3    of $5,080,082.39 between RMI Capital Management Co.   (5)
           ("Holder") and Emeritus Properties II, Inc. ("Maker")
           (Exhibit 10.26.3).

     10.26 Deed of Trust, Assignment of Rents, Security
     .4    Agreement and Financing Statement dated January 30,
           1997 between Emeritus Properties II, Inc. ("Borrower" (5) or "Grantor"), Alliance Title & Escrow Corp.
           ("Trustee") and RMI Capital Management Co. (Exhibit
           10.26.4).

10.2 Assignment, Assumption and Consent Agreement dated as of
7    April 17, 1995 Between the registrant and Columbia-Pacific  (1)
     Group, Inc. (Exhibit 10.32).

10.2 Convertible Debenture Agreement dated as of June 10, 1994
8    among The Standish Care Company and the individuals on      (1)
     Schedule I attached thereto (Exhibit 10.33).

10.2 Registration Rights Agreement dated June 10, 1994 among The
9    Standish Care Company and Columbia-Pacific Group (Exhibit   (1)
     10.34).

10.3 Warrant to Purchase Common Stock of The Standish Care       (1)
0    Company (Exhibit 10.35)



10.3 Development Property in Fairfield, California
1

     10.31 Loan Agreement in the amount of $12,800,000 dated
     .1    January 10, 1997, between Fairfield Retirement
           Center, LLC ("Borrower") and the Finova Capital       (5)
           Corporation ("Lender") (Exhibit 10.31.1).

     10.31 Promissory Note dated January 10, 1997 in the amount
     .2    of $12,800,000 between Fairfield Retirement Center,
           LLC ("Borrower") and Finova Capital Corporation       (5)
           ("Lender") (Exhibit 10.31.2).

     10.31 Deed of Trust, Security Agreement, Assignment of
     .3    Leases and Rents and Fixture Filing dated January 10,
           1997 between Fairfield Retirement Center, LLC         (5)
           ("Trustor"), Chicago Title Company ("Trustee") and
           Finova Capital Corporation ("Beneficiary") (Exhibit
           10.31.3).

     10.31 Guaranty Agreement dated January 10, 1997 between the
     .4    registrant ("Guarantor") and Finova Capital           (5)
           Corporation ("Lender") (Exhibit 10.31.4).

10.3 Courtyard at the Willows in Puyallup, Washington
2

     10.32 Loan Agreement dated January 30, 1997, between
     .1    Emeritus Properties III, Inc. ("Maker") and Ocwen     (5)
           Federal Bank FSB ("Payee") (Exhibit 10.32.1).

     10.32 Promissory Note dated January 30, 1997 in the amount
     .2    of $6,465,000 between Emeritus Properties III, Inc.   (5)
           ("Maker") and Ocwen Federal Bank, FSB ("Payee")
           (Exhibit 10.32.2).

     10.32 Deed of Trust, Security Agreement, Assignment of
     .3    Leases and Rents and Fixture Filing dated January 30,
           1997 between Emeritus Properties III, Inc.            (5)
           ("Borrower"), Chicago Title Insurance Company
           ("Trustee") and Ocwen Federal Bank, FSB ("Lender")
           (Exhibit 10.32.3).

     10.32 Deed of Trust, Security Agreement, Financing
     .4    Statement and Assignment of Resident Agreements and
           Rents dated January 30, 1997 between Emeritus
           Properties III, Inc. ("Grantor"), Chicago Title       (6)
           Insurance Company ("Trustee") and Ocwen Federal Bank
           FSB ("Beneficiary") (Exhibit 10.5.1).

     10.32 Agreement for Amendment of Documents dated January
     .5    30, 1997 between Emeritus Properties III, Inc.,       (6)
           ("Borrower") and OCWEN Federal Bank FSB, ("Lender")
           (Exhibit 10.5.2).

10.3 Kirkland Lodge at Lakeside in Kirkland, Washington, Park
3    Place in Casper, Wyoming, The Hearthstone in Moses Lake,
     Washington and Meadowbrook Retirement in Ontario, Oregon.
     The following agreement is representative of that executed in connection with these properties.

     10.33 Lease Agreement dated May 1, 1997 and May 23, 1997
     .1    between Emeritus Properties I, Inc., ("Lessee") and   (9)
           Meditrust Acquisition Corporation I ("Lessor")
           (Exhibit 10.1.1).

10.3 The Pines at Tewksbury in Tewksbury, Massachusetts
4

     10.34 Lease Agreement dated March 15, 1996 between
     .1    Meditrust Acquisition Corporation I ("Lessor") and
           Emeritus Properties I, Inc., ("Lessee") with respect  (2)
           to Tewksbury (Exhibit 10.37.1).

10.3 Garrison Creek Lodge in Walla Walla, Washington, Cambria in
5 El Paso Texas, and Sherwood Place in Odessa, Texas. The following agreements are representative of those executed in connection with these properties:

     10.35 Lease Agreement dated July, August and September 1996
     .1    between the registrant ("Lessee") and American Health (4)
           Properties, Inc. ("Lessor") (Exhibit 10.3.1).

     10.35 First Amendment to Lease Agreement dated December 31,
     .2    1996 between the registrant ("Lessee") and AHP of     (5)
           Washington, Inc., ("Lessor") (Exhibit 10.35.2).

10.3 Cobblestone at Fairmont in Manassas, Virginia
6

     10.36 Loan Agreement effective as of October 26, 1995
     .1    between the registrant and Health Care REIT, Inc.     (1)
           (Exhibit 10.42.1).

     10.36 Deed of Trust, Security Agreement, Assignment of
     .2    Leases and Rents and Fixture Filing dated as of       (1)
           October 26, 1995 by the registrant to Health Care
           REIT, Inc. (Exhibit 10.42.2).

     10.36 Note dated October 26, 1995 from the registrant to    (1)
     .3    Health Care REIT, Inc. (Exhibit 10.42.3).

     10.36 Unconditional and Continuing Guaranty dated as of
     .4    October 26, 1995 by Daniel R. Baty in favor of Health (1)
           Care REIT, Inc. (Exhibit 10.42.4).

10.3 Rosewood Court in Fullerton, California, The Arbor at Olive
7    Grove in Phoenix, Arizona, Renton Villa in Renton,
     Washington, Seabrook in Everett, Washington and Laurel Lake
     Estates in Voorhees, New Jersey. The following agreements are representative of those executed in connection with these properties:

     10.37 Second Amended Lease Agreement dated as of December
     .1    30, 1996 by and between the registrant and Health     (5)
           Care Property Investors, Inc. (Exhibit 10.37.1).

10.3 Eastman Estates in Longview, Texas
8

     10.38 Lease Agreement dated September 30, 1997 between
     .1    Meditrust Acquisition Corporation I ("Lessor") and    (12)
           ESC I, L.P. ("Lessee") (Exhibit 10.3.1).

10.3 Meadowlands Terrace in Waco, Texas
9

     10.39 Loan Agreement dated September 30, 1997 between
     .1    Meditrust Mortgage Investments, Inc. ("Lender") and   (12)
           ESC I, L.P. ("Borrower") (Exhibit 10.4.1).

     10.39 Promissory Note dated September 30, 1997 in the
     .2    amount of $4,288,000 between Meditrust Mortgage       (12)
           Investments, Inc. ("Lender") and ESC I, L.P.
           ("Borrower") (Exhibit 10.4.2).

10.4 Cooper George Partners Limited Partnership
0



     10.40 Agreement of Cooper George Partners Limited
     .1    Partnership dated August 7, 1995 between Emeritus
           Real Estate IV, L.L.C. ("General Partner") and Bella  (2)
           Torre De Pisa Limited Partnership ("Limited
           Partner") (Exhibit 10.43.1).

     10.40 Construction Loan Agreement dated December 12, 1995
     .2    between Cooper George Partners Limited Partnership ("
           Borrower") and Intervest-Mortgage Investment Company  (2)
           ("Lender") (Exhibit 10.43.2).

     10.40 Promissory Note dated December 1995 between Cooper
     .3    George Partners Limited Partnership ("Maker") and the (2)
           Lender (Exhibit 10.43.3).

     10.40 Guaranty dated December 1995 by Daniel R. Baty and
     .4    Pamela D. Baty ("Guarantor") in favor of the Lender   (2)
           (Exhibit 10.43.4).

     10.40 Deed of Trust, Assignment of Rents and Security
     .5    Agreement dated December 1995 between Cooper George
           Partners Limited Partnership ("Grantor"), First
           American Title Insurance Company ("Trustee") and      (2)
           Intervest-Mortgage Investment Company ("Beneficiary")
           (Exhibit 10.43.5).

10.4 Registration Rights Agreement dated February 8, 1996 with
1    respect to the registrant's 6.25% Convertible Subordinated  (2)
     Debentures due 2006 (Exhibit 10.44).

10.4 Registration Rights Agreement dated February 8, 1996 with
2    respect to the registrant's 6.25% Convertible Subordinated  (2)
     Debentures due 2006 (Exhibit 10.45).

10.4 Development Properties in Beaumont, Texas, Midland, Texas,
3    Lubbock, Texas, Amarillo, Texas, Clarksville, Tennessee,
     Wichita Falls in Wichita Falls, Texas and San Angelo in San
     Angelo, Texas. The following agreements are representative of those executed in connection with these properties:

     10.43 Lease Agreement dated April and July 1996 between ESC
     .1    I, L.P. ("Lessee") and Meditrust Acquisition          (3)
           Corporation I ("Lessor") (Exhibit 10.2.1).

     10.43 Leasehold Improvement Agreement dated April 15, 1996
     .2    between Meditrust Acquisition Corporation I           (3)
           ("Lessor") and ESC I, L.P. ("Lessee") (Exhibit
           10.2.2).

10.4 Barrington Place in LeCanto, Florida and Springtree in
4 Sunrise, Florida. The following agreement is representative of those executed in connection with these properties:

     10.44 Lease Agreement dated May 1, 1996 between Emeritus
     .1    Properties I, Inc. ("Lessee") and Meditrust           (3)
           Acquisition Corporation I ("Lessor") (Exhibit
           10.3.1).

10.4 Laurel Place in San Bernardino, California
5

     10.45 Purchase and Sale Agreement dated January 24, 1996
     .1    between Western Biologics Inc., ("Seller"), Nancy F.
           Feinstein and Jay L. Feinstein ("Seller") and the     (3)
           registrant ("Purchaser") (Exhibit 10.4.1).

10.4 Lakewood Inn in Coeur d'Alene, Idaho, Evergreen Lodge in
6    Federal Way, Washington, Greenville in Greenville, South
     Carolina, Grand Terrace in Grand Terrace, California, Ridge
     Wind In Chubbock, Idaho and Ocean Shores in Ocean Shores,
     Washington. The following agreement is representative of those executed in connection with these properties:

     10.46 Lease Agreement dated April and June 1996 between
     .1    Emeritus Properties I, Inc. ("Lessee") and Meditrust  (3)
           Acquisition Corporation I ("Lessor") (Exhibit
           10.5.1).

10.4 Lakewood Inn in Coeur d'Alene, Idaho, Greenville in
7    Greenville, South Carolina and Ocean Shores in Ocean
     Shores, Washington. The following agreement is representative of those executed in connection with these properties:

     10.47 Leasehold Improvement Agreement dated April and June
     .1    1996 between Meditrust Acquisition Corporation I      (3)
           ("Lessor") and Emeritus Properties I ("Lessee")
           (Exhibit 10.6.1).

10.4 Development Property in Bozeman, Montana
8

     10.48 Agreement to Purchase Construction Loan dated May 30,
     .1    1996 between RMI Capital Management Co.               (3)
           ("Construction Lender") and Emeritus Corporation
           (Exhibit 10.7.1).

     10.48 Construction Loan Agreement between RMI Capital
     .2    Management Co. ("Lender") and Emeritus Properties II, (3)
           Inc. ("Borrower") (Exhibit 10.7.2).

     10.48 Promissory Note dated May 30, 1996 in the amount of
     .3    $4,695,000 between RMI Capital Management Co.         (3)
           ("Holder") and Emeritus Properties II, Inc. ("Maker")
           (Exhibit 10.7.3).

     10.48 Security Agreement dated May 30, 1996 between
     .4    Emeritus Properties II, Inc. ("Debtor") and RMI       (3)
           Capital Management Co. ("Secured Party") (Exhibit
           10.7.4).

     10.48 Deed of Trust, Assignment of Rents, Security
     .5    Agreement and Financing Statement dated May 30, 1996
           between Emeritus Properties II, Inc. ("Borrower" or
           "Grantor"), American Land Title Company ("Trustee")   (3)
           and RMI Capital Management Co. ("Beneficiary" or
           "Lender") (Exhibit 10.7.5).

     10.48 Guaranty Agreement dated May 30, 1996 between
     .6    Emeritus Corporation ("Guarantor") and RMI Capital    (3)
           Management Co. ("Lender") (Exhibit 10.7.6).

10.4 Office Lease Agreement dated April 29, 1996 between Martin
9    Selig ("Lessor") and the registrant ("Lessee") (Exhibit     (3)
     10.8).

10.5 The Lodge at Mainlands in Pinellas Park, Florida, Colonial
0    Park Club in Sarasota, Florida, Fairhaven Estates in
     Bellingham, Washington, Highland Hills in Pocatello, Idaho and Anderson Place in Anderson, South Carolina. The following agreements are representative of those executed in connection with these properties:

     10.50 Lease Agreement dated August and October 1996 between
     .1    Emeritus Properties I, Inc. ("Lessee") and Meditrust  (4)
           Acquisition Corporation I ("Lessor") (Exhibit
           10.1.1).

10.5 Colonial Park Club in Sarasota, Florida.
1

     10.51 Leasehold Improvement Agreement dated August 21, 1996
     .1    between Emeritus Properties I, Inc. ("Lessee") and    (4)
           Meditrust Acquisition Corporation I ("Lessor")
           (Exhibit 10.2.1).



10.5 Colonie Manor in Latham, New York, Bassett Manor in
2    Williamsville, New York, West Side Manor in Liverpool, New
     York, Bellevue Manor in Syracuse, New York, Perinton Park
     Manor in Fairport, New York, Bassett Park Manor in
     Williamsville, New York, Woodland Manor in Vestal, New
     York, East Side Manor in Fayetteville, New York and West
     Side Manor in Rochester, New York. The following agreement is representative of those executed in connection with these properties:

     10.52 Lease Agreement dated September 1, 1996 between
     .1    Philip Wegman ("Landlord") and Painted Post Partners  (4)
           ("Tenant") (Exhibit 10.4.1).

     10.52 Agreement to Provide Administrative Services to an
     .2    Adult Home dated September 2, 1996 between the        (4)
           registrant and Painted Post Partners ("Operator")
           (Exhibit 10.4.2).

     10.52 First Amendment to Agreement to Provide
     .3    Administrative Services to an Adult Home dated        (10)
           January 1, 1997 between Painted Post Partners and the
           registrant (Exhibit 10.1).

10.5 Columbia House Communities.
3

     10.53 Management Services Agreement between the Registrant
     .1    ("Manager") and Columbia House, LLC ("Lessee") dated  (4)
           November 1, 1996  with respect to Camlu Retirement
           (Exhibit 10.6.1).

     10.53 Management Services Agreement dated January 1, 19998
     .2    between the registrant ("Manager") and Columbia House (13)
           LLC ("Lessee") with respect to York Care.

     10.53 Commercial Lease Agreement dated January 13, 1997
     .3    between Albert M. Lynch ("Landlord") and Columbia     (6)
           House, LLC ("Tenant") with respect to York Care
           (Exhibit 10.3.2).

     10.53 Management Services Agreement dated June 1, 1997
     .4    between the registrant ("Manager") and Columbia House (9)
           LLC ("Owner") with respect to Autumn Ridge (Exhibit
           10.3.1).

     10.53 Agreement to Provide Accounting and Administrative
     .5    Services dated October 1, 1997 between Acorn Service
           Corporation ("Administrator") and Vancouver Housing,  (12)
           L.L.C., ("Manager") with respect to Van Vista and
           Columbia House (Exhibit 10.6.1).

     10.53 Assignment and First Amendment to Agreement to
     .6    Provide Management Services dated September 1, 1997
           between the registrant, Columbia House, L.L.C., Acorn (13)
           Service Corporation and Camlu Coeur d'Alene, L.L.C.
           with respect to Camlu.

     10.53 Assignment and First Amendment to Agreement to
     .7    Provide Management Services dated September 1, 1997
           between the registrant, Columbia House, L.L.C., Acorn (13)
           Service Corporation and Autumn Ridge Herculaneum,
           L.L.C. with respect to Autumn Ridge.

     10.53 Management Services Agreement dated January 1, 1998
     .8    between the registrant ("Manager") and Columbia House (13)
           LLC ("Owner") with respect to Park Lane.

10.5 Development Property in Ogden, Utah
4

     10.54 Lease Agreement dated April 30, 1997 between Emeritus
     .1    Properties I, Inc., ("Lessee") and Meditrust          (9)
           Acquisition Corporation I ("Lessor") (Exhibit
           10.4.1).

     10.54 Leasehold Improvement Agreement dated April 30, 1997
     .2    between Emeritus Properties I, Inc., ("Lessee") and   (9)
           Meditrust Acquisition Corporation I ("Lessor")
           (Exhibit 10.4.2).

10.5 Vickery Towers in Dallas, Texas
5

     10.55 Promissory Note dated November 26, 1996 in the amount
     .1    of  $17,000,000 between ESC II, L.P. ("Maker") and    (5)
           GMAC Commercial Mortgage Corporation ("Payee")
           (Exhibit 10.55.1).

     10.55 Construction Loan Agreement dated November 26, 1996
     .2    by ESC II, L.P., (Borrower) and GMAC Commercial       (5)
           Mortgage Corporation ("Lender") (Exhibit 10.55.2).

     10.55 Deed of Trust, Mortgage and Security Agreement dated
     .3    as of November 26, 1996 by ESC II, L.P. ("Grantor")   (5)
           to Andrew D. Rocker, Trustee (Exhibit 10.55.3).

     10.55 Guaranty Agreement dated November 26, 1996 between
     .4    Emeritus Corporation ("Guarantor") and GMAC           (5)
           Commercial Mortgage Corporation ("Creditor") (Exhibit
           10.55.4).

10.5 Concorde in Las Vegas, Nevada
6

     10.56 Purchase and Sale Agreement dated July 9, 1996
     .1    between the registrant ("Purchaser") and Sunday       (5)
           Estates, Inc. ("Seller") (Exhibit 10.56.1).

     10.56 First Amendment to Purchase and Sale Agreement dated
     .2    July 11, 1996 between the registrant the Seller       (5)
           (Exhibit 10.56.2).

     10.56 Promissory Note dated November 18, 1996 in the amount
     .3    of $4,000,000 between the registrant ("Maker") and    (5)
           Sunday Estates, Inc. ("Payee") (Exhibit 10.56.3).

     10.56 All-Inclusive Deed of Trust and Assignment of Rents
     .4    dated November 18, 1996 between the registrant
           ("Trustor"), Fidelity National Title Agency of        (5)
           Nevada, Inc. ("Trustor") and Sunday Estates, Inc.,
           ("Beneficiary") (Exhibit 10.56.4).

     10.56 Addendum to All-Inclusive Deed of Trust and
     .5    Assignment of Rents dated November 18, 1996 between   (5)
           the Trustor and the ("Beneficiary") (Exhibit
           10.56.5).

10.5 Development Properties in Hutchinson, Kansas and Ridgeland,
7 Mississippi. The following agreements are representative of those executed in connection with these properties:



     10.57 Lease Agreement dated March 1996 between Emeritus
     .1    Properties I, Inc. ("Lessee") and Meditrust           (5)
           Acquisition Corporation I ("Lessor") (Exhibit
           10.57.1).

     10.57 Leasehold Improvement Agreement dated March 1996
     .2    between Meditrust Acquisition Corporation I           (5)
           ("Lessor") and Emeritus Properties I, Inc. (Exhibit
           10.57.2).

10.5 Development Properties in Auburn and Chelmsford,
8    Massachusetts, Louisville, Kentucky and Rocky Hill,
     Connecticut. The following agreements are representative of those executed in connection with these properties:

     10.58 Lease Agreement dated February 1996 between the
     .1    registrant ("Lessee") and LM Auburn Assisted Living
           LLC, and LM Louisville Assisted Living LLC,           (5)
           ("Landlords") with respect to the development
           properties in Auburn and Louisville (Exhibit
           10.58.1).

     10.58 Amended and Restated Lease Agreement dated February
     .2    26, 1996 between the registrant ("Lessee") and LM
           Rocky Hill Assisted Living Limited Partnership,       (5)
           ("Landlord") with respect to the development property
           in Rocky Hill (Exhibit 10.58.2).

     10.58 Lease Agreement dated October 10, 1996 between the
     .3    registrant ("Lessee") and LM Chelmsford Assisted      (5)
           Living LLC, ("Landlord") with respect to the
           development property in Chelmsford (Exhibit 10.58.3).

     10.58 Promissory Note in the amount of $1,255,000 dated
     .4    December 1996 between the registrant ("Lender") and   (5)
           LM Auburn Assisted Living  LLC, ("Borrower") with
           respect to the development property in Auburn
           (Exhibit 10.58.4).

     10.58 Promissory Note in the amount of $1,450,000 dated
     .5    January 1997 between the registrant ("Lender") and LM
           Louisville Assisted Living LLC, ("Borrower") with     (5)
           respect to the development property in Louisville
           (Exhibit 10.58.5).

     10.58 Promissory Note in the amount of $1,275,000 dated
     .6    January 1997 between the registrant ("Lender") and LM
           Rocky Hill Assisted Living Limited Liability          (5)
           Partnership, ("Borrower") with respect to the
           development property in Rocky Hill (Exhibit 10.58.6).

     10.58 Promissory Note in the amount of $300,000 dated
     .7    January 1997 between the registrant ("Lender") and LM
           Chelmsford Assisted Living LLC, ("Borrower") with     (5)
           respect to the development property in Chelmsford
           (Exhibit 10.58.7).

10.5 Beneva Park Club, Central Park Village, College Park Club,
9    Park Club Brandon, Park Club Fort Myers and Park Club
     Oakbridge, The Pines at Tewksbury and The Terrace. The following documents are representative of those executed in connection with these properties:

     10.59 First Amendment to Facility Lease dated December 31,
     .1    1996 between Meditrust Acquisition Corporation I      (5)
           ("Lessor") and Emeritus Properties I, Inc. ("Lessee")
           (Exhibit 10.59.1).

     10.59 Amended and Restated Memorandum of Lease dated
     .2    December 31, 1996 between Meditrust Acquisition       (5)
           Corporation I  ("Lessor") and Emeritus Properties I,
           Inc. ("Lessee") (Exhibit 10.59.2).

10.6 Evergreen Lodge in Federal Way, Washington
0

     10.60 First Amendment to Facility Lease dated December 31,
     .1    1996 between Meditrust Acquisition Corporation I      (5)
           ("Lessor") and Emeritus Properties I, Inc. ("Lessee")
           (Exhibit 10.60.1).

     10.60 Amended and Restated Memorandum of Lease dated
     .2    December 31, 1996 between Meditrust Acquisition
           Corporation I  ("Lessor") and Emeritus Properties I,  (5)
           Inc. ("Lessee") (Exhibit 10.60.2).

10.6 Development Properties in Cheyenne, Wyoming and Auburn,
1 California. The following agreements are representative of those executed in connection with these properties.

     10.61 Management Agreement dated May 30, 1997 between
     .1    Willard Holdings, Inc., ("Owner") and the registrant  (9)
           ("Manager") (Exhibit 10.5.1).

     10.61 Lease Agreement dated May 30, 1997 between Willard
     .2    Holdings, Inc., ("Lessor") and the registrant         (9)
           ("Lessee") (Exhibit 10.5.2).

10.6 Senior Management Employment Agreements entered into
2 between the registrant and each of the following individuals:

     10.62 Michelle A. Bickford (Exhibit 10.6.1), Frank A. Ruffo
     .1    (Exhibit 10.6.2), Kelly J. Price (Exhibit 10.6.3),
           Gary D. Witte (Exhibit 10.6.4), Sarah J. Curtis       (9)
           (Exhibit 10.6.4) and Raymond R. Brandstrom (Exhibit
           10.6.5).

10.6 La Casa Grande in New Port Richey, Florida, River Oaks in
3    Englewood, Florida, and Stanford Centre in Altamonte
     Springs, Florida. The following agreements are representative of those executed in connection with these properties.

     10.63 Stock Purchase Agreement dated September 30, 1996
     .1    between Wayne Voegele, Jerome Lang, Ronald Carlson,
           Thomas Stanford, Frank McMillan, Lonnie Carlson, and  (7)
           Carla Holweger ("Seller") and the registrant
           ("Purchaser") with respect to La Casa Grande (Exhibit
           10.1).

     10.63 First Amendment to Stock Purchase Agreement dated
     .2    January 31, 1997 between the Seller and the           (7)
           registrant with respect to La Case Grande (Exhibit
           10.2).

     10.63 Stock Purchase Agreement dated September 30, 1996
     .3    between the Seller and the registrant  with respect   (7)
           to River Oaks (Exhibit 10.3).

     10.63 First Amendment to Stock Purchase Agreement dated
     .4    January 31, 1997 between the Seller and the           (7)
           registrant with respect to River Oaks (Exhibit 10.4).

     10.63 Stock Purchase Agreement dated September 30, 1996
     .5    between the Seller and the registrant  with respect   (7)
           to Stanford Centre (Exhibit 10.5).

     10.63 First Amendment to Stock Purchase Agreement dated
     .6    January 31, 1997 between the Seller and the           (7)
           registrant with respect to Stanford Centre (Exhibit
           10.6).



     10.63 Term Loan Agreement dated May 1, 1997 in the amount
     .7    of $26,000,000 between Emeritus Properties V, Inc.,   (8)
           ("Borrower") and Fleet National Bank ("Lender")
           (Exhibit 10.7).

     10.63 Promissory note dated May 1, 1997 in the amount of
     .8    $26,000,000 between Emeritus Properties V, Inc.,      (8)
           ("Borrower") and Fleet National Bank ("Lender")
           (Exhibit 10.8).

     10.63 Promissory Note dated May 1, 1997 in the amount of
     .9    $7,000,000 between Emeritus Properties V, Inc.,       (8)
           ("Borrower") and High Yield Partners LLC, ("Lender")
           (Exhibit 10.9).

     10.63 Credit Agreement dated May 1, 1997 between Emeritus
     .10   Properties V, Inc. and High Yield Partners LLC        (8)
           (Exhibit 10.10).

     10.63 Guaranty dated May 1, 1997 between the registrant
     .11 ("Guarantor") Emeritus Properties V, Inc., ("Debtor") (8) and High Yield Partners LLC ("Lender") (Exhibit
           10.11).

     10.63 Mortgage Deed and Security Agreement entered into
     .12   between the registrant ("Mortgagor") and Fleet        (13)
           national Bank ("Lender").

10.6 Painted Post Partnership
4

     10.64 Painted Post Partners Partnership Agreement dated     (1)
     .1    October 1, 1995 (Exhibit 10.24.7).

     10.64 First Amendment to Painted Post Partners Partnership
     .2    Agreement dated October 22, 1996 between Daniel R.    (5)
           Baty and Raymond R. Brandstrom (Exhibit 10.20.20).

     10.64 Indemnity Agreement dated November 3, 1996 between
     .3    the registrant and Painted Post Partners (Exhibit     (10)
           10.3).

     10.64 First Amendment to Indemnity Agreement dated January
     .4    1, 1997 between the registrant and Painted Post       (10)
           Partners (Exhibit 10.4).

     10.64 Undertaking and Indemnity Agreement dated October 23,
     .5    1995 between the registrant, P. Jules Patt and Pamela (10)
           J. Patt and Painted Post Partnership (Exhibit 10.5).

     10.64 First Amendment to Undertaking and Indemnity
     .6    Agreement dated January 1, 1997 between Painted post  (10)
           Partners and the registrant (Exhibit 10.6).

     10.64 First Amendment to Non-Competition Agreement between
     .7    the registrant and Daniel R. Baty (Exhibit 10.1.1)    (11)
           and Raymond R. Brandstrom (Exhibit 10.1.2).

10.6 Ridgeland Court in Ridgeland, Mississippi
5

     10.65 Master Agreement and Subordination Agreement dated
     .1    September 5, 1997 between the registrant, Emeritus
           Properties I, Inc., and Mississippi Baptist health    (12)
           Systems, Inc. (Exhibit 10.1.1).

     10.65 License Agreement dated September 5, 1997 between the
     .2    registrant and its subsidiary and affiliated          (12)
           corporations and Mississippi Baptist health Systems,
           Inc. (Exhibit 10.1.2).

     10.65 Economic Interest Assignment Agreement and
     .3    Subordination Agreement dated September 5, 1997
           between the registrant, Emeritus Properties I, Inc.,  (12)
           and Mississippi Baptist Health Systems, Inc. (Exhibit
           10.1.3).

10.6 Development Property in Urbana, Illinois.
6

     10.66 Lease Agreement dated September 10, 1997 between ALCO
     .1    IV, L.L.C. ("Lessor") and the registrant ("Lessee")   (12)
           (Exhibit 10.2.1).

     10.66 Management Agreement dated September 10, 1997 between
     .2    the registrant ("Manager" and ALCO IV, L.L.C.         (12)
           ("Owner") (Exhibit 10.2.2).

10.6 Development Properties in Middleburg Heights, Ohio and
7 Newark, Delaware. The following agreements are representative of those executed in connection with these properties.

     10.67 Lease Agreement dated September, 1997 between
     .1    Emeritus Properties I, Inc., ("Lessee") and Meditrust (12)
           Acquisition Corporation I, ("Lessor") (Exhibit
           10.5.1).

     10.67 Leasehold Improvement Agreement dated September, 1997
     .2    between Emeritus Properties I, Inc., ("Lessee") and   (12)
           Meditrust Acquisition Corporation I, ("Lessor")
           (Exhibit 10.5.2).

10.6 Settlement Agreement dated April 25, 1997 by and between
8    the registrant and Carematrix Corporation (formerly The     (13)
     Standish Care Company).

10.6 Amendment to Office Lease Agreement dated September 6, 1996
9    between Martin Selig ("Lessor") and the registrant.         (13)

10.7 Villa Del Rey in Escondido, California
0

     10.70 Purchase and Sale Agreement dated December 19, 1996
     .1    between the registrant ("Purchaser") and Northwest    (6)
           Retirement ("Seller") (Exhibit 10.1.1).

     10.70 Restated Promissory Note dated February 26, 1997 in
     .2    the amount of $3,030,773.40 between the registrant    (6)
           ("Borrower") and Redlands Federal Bank ("Lender")
           (Exhibit 10.1.2).

     10.70 Agreement for Modification of Loan Documents dated
     .3    February 26, 1997 between the registrant and Redlands (6)
           Federal Savings Bank (Exhibit 10.1.3).

     10.70 Loan Assumption Agreement dated February 26, 1997
     .4    between the registrant and Redlands Federal Savings   (6)
           Bank (Exhibit 10.1.4).

     10.70 Amended and Restated Deed of Trust dated February 26,
     .5    1997 between the registrant ("Borrower") and Redlands
           Financial Services, Inc. ("Trustee") and Redlands     (6)
           Federal Bank ("Lender") (Exhibit 10.1.5).

     10.70 All-Inclusive Promissory Note dated March 25, 1997 in
     .6    the amount of $749,512.17 between the registrant and  (6)
           Northwest Retirement ("Payee") (Exhibit 10.1.6).



     10.70 All-Inclusive Deed of Trust dated March 26, 1997
     .7    between the registrant ("Trustor"), Chicago Title
           Insurance Company ("Trustee") and Northwest           (6)
           Retirement ("Beneficiary") (Exhibit 10.1.7).

10.7 Development Property in Paso Robles, California
1

     10.71 Agreement of TDC/Emeritus Paso Robles Associates
     .1    dated June 1, 1995 between the registrant and TDC     (6)
           Convalescent, Inc. (Exhibit 10.2.1).

     10.71 Loan Agreement in the amount of $6,000,000 dated
     .2    February 15, 1997 between Finova Capital Corporation
           ("Lender") and TDC/Emeritus Paso Robles Associates    (6)
           ("Borrower") (Exhibit 10.2.2).

     10.71 Promissory Note dated February 28, 1997 in the amount
     .3    of $6,000,000 between Finova Capital Corporation
           ("Lender") and TDC/Emeritus Paso Robles Associates    (6)
           ("Borrower") (Exhibit 10.2.3).

     10.71 Deed of Trust, Security Agreement, Assignment of
     .4    Leases and Rents and Fixture Filing dated February
           18, 1997 between TDC/Emeritus Paso Robles Associates  (6)
           ("Trustor"), Chicago Title Company ("Trustee") and
           Finova Capital Corporation ("Beneficiary") (Exhibit
           10.2.4).

     10.71 Guaranty between TDC Convalescent, Inc. ("Guarantor")
     .5    and Finova Capital Corporation (Exhibit 10.2.5).      (6)

     10.71 Guaranty between the registrant ("Guarantor") and
     .6    Finova Capital Corporation (Exhibit 10.2.6).          (6)

10.7 Development Property in Staunton, Virginia
2

     10.72 Purchase and Sale Agreement dated February 5, 1997
     .1    between Greencastle Retirement Partners, L.L.C.       (13)
           ("Purchaser") and Gail G. Brown ("Seller").

     10.72 Assignment and Assumption of Purchase and Sale
     .2    Agreement dated February 12, 1997 between Greencastle (13)
           Retirement Partners, L.L.C. and the registrant.

10.7 Development Property in Jamestown New York
3

     10.73 Purchase Agreement dated December 12, 1996 between
     .1    June Fagerstrom ("Seller") and Wegman Family LLC      (13)
           ("Buyer").

     10.73 Assignment and Assumption Agreement dated December
     .2    30, 1997 between Wegman Family LLC ("Assignor") and   (13)
           Painted Post Partners ("Assignee").

10.7 Development Property in Danville, Illinois
4

     10.74 Purchase and Sale Agreement dated October 14, 1997
     .1    between South Bay Partners, Inc. ("Purchaser") and    (13)
           Elks Lodge No. 332, BPOE ("Seller").

     10.74 Assignment and Assumption of Purchase and Sale
     .2    Agreement dated October 21, 1997 between South Bay    (13)
           Partners, Inc. and the registrant.

10.7 Development Property in Biloxi, Mississippi
5

     10.75 Management Agreement dated December 18, 1997 between
     .1    the registrant ("Manager") and ALCO VII, L.L.C.       (13)
           ("Owner").

10.7 Sanyo Electric Co., Ltd.
6

     10.76 Agreement entered into on May 30, 1996 between the
     .1    registrant and Sanyo Electric Co., Ltd. for the
           interest in jointly entering the development,         (13)
           construction and /or operation of the Senior Housing
           Business in Japan.

     10.76 Joint Venture Agreement entered into on July 9, 1997,
     .2    between the registrant and Sanyo Electric Co., Ltd.   (13)

10.7 Development Property in North Phoenix, Arizona.
7

     10.77 Leasehold Improvement Agreement dated December 30,
     .1    1997 between Emeritus Properties I, Inc., ("Lessee")  (13)
           and Meditrust Acquisition Corporation I, ("Lessor").

10.7 Lakeridge Place in Wichita Falls, Texas, Meadowlands
8 Terrace in Waco, Texas, Saddleridge Lodge in Midland, Texas and Sherwood Place in Odessa, Texas. The following agreements are representative of those executed in connection with these properties.

     10.78 Management and Consulting Agreement dated February 1,
     .1    1997 between ESC I, L.P., and XL Management Company   (13)
           L.L.C.

10.7 Aurora Bay Agreements
9

     10.79 Convertible Promissory Note dated January 7, 1998
     .1    between Aurora Bay Investments, LLC and the           (13)
           registrant.

     10.79 Notice and Agreement Emeritus Corporation Loan to
     .2    Aurora Bay Investments, LLC dated January 7, 1998.    (13)

     10.79 Credit Agreement dated January 7, 1998 between the
     .3    registrants and Aurora Bay Investments, LLC.          (13)

     10.79 Project Promissory Note dated January 7, 1998 between
     .4    Lubbock Group, Ltd. and Aurora Bay Investments, LLC.  (13)

     10.79 Project Pledge and Security Agreement dated January
     .5    7, 1998 between Aurora Investments, LLC and Aurora    (13)
           Bay I, LLC for the benefit of the registrant.

     10.79 Guarantor Pledge and Security Agreement dated January
     .6    7, 1998 between Thilo Best, Erwin Investors I, LLC    (13)
           and Craig Spaulding for the benefit of the
           registrant.

     10.79 Guaranty dated January 7, 1998 between Thilo Best,
     .7    Erwin Investors I, LLC. And Craig Spaulding for the   (13)
           benefit of the registrant.

     10.79 Operating Agreement of Aurora Bay I, LLC. Dated
     .8    January 6, 1998 entered into between Aurora Bay       (13)
           Investment, LLC and Erwin Investors I, LLC.



     10.79 Development Services Agreement dated January 9, 1998
     .9    between Lubbock Group, Ltd. and South Bay Partners,   (13)
           Inc. with respect to the development property in
           Lubbock, Texas.

21.1 Subsidiaries of the registrant.                             (13)

23.1 Consent of KPMG Peat Marwick, LLP.                          (13)

27.1 Financial Data Schedule.                                    (13)


(1) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.

(2) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 1996.

(3) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1996.

(4) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1996.

(5) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1997.

(6) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.

(7) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.

(8) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K Amendment No. 1 (File No. 1-14012) on July 14, 1997.

(9) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.

(10) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on August 14, 1997.

(11) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on October 29, 1997.

(12) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.

(13) Filed herewith.

                               SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    March 27, 1998
                                                    EMERITUS CORPORATION
                                                            (Registrant)


                                                      /s/ Daniel R. Baty
                                        --------------------------------

                    Daniel R. Baty, Chief Executive Officer and Director


                                               /s/ Raymond R. Brandstrom
                                        --------------------------------

             Raymond R. Brandstrom, Chief Operating Officer and Director


                                                      /s/ Kelly J. Price
                                        --------------------------------

        Kelly J. Price, Chief Financial Officer, Vice President, Finance
                                        and Principal Accounting Officer


                                                       /s/ Tom A. Alberg
                                        --------------------------------

                                                 Tom A. Alberg, Director


                                                      /s/ Patrick Carter
                                        --------------------------------

                                                Patrick Carter, Director


                                                   /s/ William E. Colson
                                        --------------------------------

                                             William E. Colson, Director


                                                      /s/ David Hamamoto
                                        --------------------------------

                                                David Hamamoto, Director


                                                        /s/ Motoharu Iue
                                        --------------------------------

                                                  Motoharu Iue, Director

               Index to Consolidated Financial Statements

                                                                  Page No.

Independent Auditors' Report.....................................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997.....    F-4

Consolidated Statements of Operations for the years ended            F-5
December 31, 1995, 1996 and 1997.................................

Consolidated Statements of Cash Flows for the years ended            F-6
December 31, 1995, 1996 and 1997.................................

Consolidated Statements of Shareholders' Equity (Deficit) for the    F-8
years ended December 31, 1995, 1996 and 1997.....................

Notes to Consolidated Financial Statements.......................    F-9

Schedule II - Valuation and Qualifying Accounts..................   F-24

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Emeritus Corporation:

     We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick, LLP



Seattle, Washington
February 27, 1998, except for Note 10
as to which the date is March 13, 1998

                      INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Shareholders
Emeritus Corporation

Under date of February 27, 1998, except for note 10 as to which the date is March 13, 1998, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1997, as contained in the 1997 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

/s/ KPMG Peat Marwick, LLP

Seattle, Washington
February 27, 1998

                          EMERITUS CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                 ASSETS

                                                        December 31,
                                                    --------------------
                                                       1996       1997
                                                     ---------  ---------
Current assets:
  Cash and cash equivalents......................... $ 23,039   $ 17,537
  Short-term investments............................    2,152     17,235
  Current portion of restricted deposits............      934        550
  Trade accounts receivable, net....................    1,713      2,191
  Other receivables.................................    1,292      1,362
  Prepaid expenses and other current assets.........    3,269      3,716
  Property held for sale............................      -        8,202
                                                     ---------  ---------
          Total current assets......................   32,399     50,793

Property and equipment, net.........................   99,590    145,831
Property held for development.......................    6,356      2,754
Notes receivable from and investments in affiliates.    2,464      6,422
Restricted deposits, less current portion...........    6,875     10,273
Lease acquisition costs, net........................    8,127      8,677
Other assets, net...................................    2,227      3,823
                                                     ---------  ---------
          Total assets.............................. $158,038   $228,573
                                                     =========  =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................. $  5,816   $ 12,815
  Margin loan on short-term investments.............      -        9,165
  Trade accounts payable............................    4,707      2,541
  Construction advances - leased communities........    6,387        -
  Accrued employee compensation and benefits........    3,071      3,987
  Other accrued expenses............................    1,898      9,064
  Other current liabilities.........................      763      1,147
                                                     ---------  ---------
          Total current liabilities.................   22,642     38,719

Deferred rent.......................................    3,662      8,474
Deferred gains on sale of communities...............    9,433     12,314
Deferred income.....................................      843        114
Convertible debentures..............................   32,000     32,000
Long-term debt, less current portion................   60,260    108,117
Security deposits and other long-term liabilities...    1,092      1,452
                                                     ---------  ---------
          Total liabilities.........................  129,932    201,190
                                                     ---------  ---------
Minority interests..................................    1,918      1,176
Redeemable preferred stock..........................      -       25,000

Shareholders' equity:
 Common stock, $.0001 par value. Authorized
   40,000,000 shares;  issued and outstanding
   11,000,000 and 10,974,650 shares at December 31,
   1996 and 1997, respectively......................        1          1
 Additional paid-in capital.........................   44,787     44,449
 Unrealized gain on investment securities...........       18      4,015
 Foreign currency translation adjustment............      -           (4)
 Accumulated deficit................................  (18,618)   (47,254)
                                                     ---------  ---------
          Total shareholders' equity................   26,188      1,207
Commitments, contingencies and subsequent events....
                                                     ---------  ---------
          Total liabilities and shareholders' equity $158,038   $228,573
                                                     =========  =========



      See accompanying Notes to Consolidated Financial Statements.

                          EMERITUS CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)

                                              Years Ended December 31,
                                           -------------------------------
                                             1995       1996        1997
                                           ---------  ---------   ---------
Revenues:
  Community revenue.......................  $20,814    $67,243   $114,299
  Other service fees......................      456      1,494      3,370
  Management fees.........................        7        189        103
                                           ---------  ---------   ---------
          Total operating revenues........   21,277     68,926    117,772
                                           ---------  ---------   ---------
Expenses:
  Community operations....................   15,864     48,900     82,783
  General and administrative..............    2,630      6,158     10,819
  Depreciation and amortization...........    2,517      2,881      6,644
  Rent....................................    1,138     16,114     34,651
  Other...................................      -         -         4,426
                                           ---------  ---------   ---------
          Total operating expenses........   22,149     74,053    139,323
                                           ---------  ---------   ---------
          Loss from operations............     (872)    (5,127)    (21,551)
                                           ---------  ---------   ---------
Other income (expense):
  Interest income.........................      355      1,236       1,157
  Interest expense on debt payable to
     affiliates...........................   (1,802)      -           -
  Other interest expense..................   (4,187)    (4,259)     (8,427)
  Write-down of note receivable from
     affiliate............................   (1,002)      -           -
  Other, net..............................     (179)       (52)        610
                                           ---------  ---------   ---------
          Net other expense...............   (6,815)    (3,075)     (6,660)
                                           ---------  ---------   ---------
          Loss before extraordinary item..   (7,687)    (8,202)    (28,211)
                                           ---------  ---------   ---------
Extraordinary loss on extinguishment of
     debt.................................   (1,267)      -           -
                                           ---------  ---------   ---------
          Net loss........................   (8,954)    (8,202)    (28,211)
                                           =========  =========   =========

Preferred stock dividends.................      -         -            425
                                           ---------  ---------   ---------
          Net loss to common shareholders.  $(8,954)  $ (8,202)   $(28,636)
                                           =========  =========   =========

Loss per common share before extraordinary
item -
  basic and diluted.......................  $ (0.95)  $  (0.75)   $  (2.60)

Extraordinary loss per common share -
  basic and diluted.......................  $ (0.16)  $   -       $    -

Net loss per common share -
  basic and diluted.......................  $ (1.11)  $  (0.75)   $  (2.60)

Weighted average number of common shares
  outstanding -
  basic and diluted.......................    8,062     11,000      11,000
                                           =========  =========   =========













      See accompanying Notes to Consolidated Financial Statements.

                          EMERITUS CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                 Years Ended December 31,
                                               ---------------------------
                                                  1995       1996        1997
                                                --------    --------    --------
Cash flows from operating activities:
  Net loss..................................... $(8,954)    $(8,202)    $(28,211)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization.............   2,800       3,641        7,759
     Amortization of deferred gains and income.     -        (1,254)      (1,887)
     Other.....................................     143        (237)         242
     Changes in operating assets and
       liabilities:
          Trade accounts receivable............    (166)     (1,615)        (699)
          Other receivables....................    (876)       (416)         533
          Prepaid expenses and other current
             assets............................    (877)     (2,493)        (947)
          Other assets.........................  (3,398)       (420)          -
          Trade accounts payable...............   3,433         458       (2,166)
          Accrued employee compensation and
             benefits..........................     849       2,034          853
          Other accrued expenses...............   1,330         (61)       1,368
          Other current liabilities............     256         392          384
          Security deposits and other long-term
             liabilities.......................     670         274          293
          Deferred rent........................     -         2,467        4,812
                                                --------    --------    --------
             Net cash used in operating
                activities.....................  (4,790)     (5,432)     (17,666)
                                                --------    --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment........ (62,987)    (36,650)     (17,471)
  Acquisition of property held for development. (15,418)    (30,069)     (22,743)
  Proceeds from sale of property and equipment.  11,554      73,290       28,675
  Purchase of investment securities............  (2,425)        (54)     (13,285)
  Proceeds from the sale of investment
    securities.................................     -           670        3,207
  Construction advances - leased communities...     -        43,411       25,139
  Construction expenditures - leased
    communities................................     -       (37,024)     (31,101)
  Advances to and investments in affiliates....    (139)     (2,626)      (4,188)
  Repayments of advances by affiliates.........     -           800          -
  Acquisition of businesses and partnership
    interests..................................    (604)     (4,339)         -
                                                --------    --------    --------
             Net cash provided by (used in)
               investing activities............ (70,019)      7,409      (31,767)
                                                --------    --------    --------




      See accompanying Notes to Consolidated Financial Statements.

                          EMERITUS CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (In thousands)

                                                 Years Ended December 31,
                                               ---------------------------
                                                  1995       1996       1997
                                                --------    --------    --------
Cash flows from financing activities:
  Increase in restricted deposits..............  (1,025)     (6,247)     (3,014)
  Proceeds from (repayment of) short-term
    borrowings, net............................   6,272        (520)      9,165
  Proceeds from long-term borrowings...........  78,886      64,356      44,597
  Repayment of long-term borrowings............ (44,276)    (69,977)    (29,023)
  Increase in lease acquisition and deferred
    financing costs............................    (672)     (6,554)     (2,452)
  Proceeds from sale of common stock...........  43,831         -           -
  Proceeds from sale of redeemable preferred
    stock......................................   1,080         -        25,000
  Proceeds from issuance of convertible
    debentures.................................     -        30,620         -
  Repurchase of common stock...................     -           -          (341)
  Other........................................     -          (123)          3
                                                --------    --------    --------
             Net cash provided by financing
               activities......................  84,096      11,555      43,935
Effect of exchange rate changes on cash........     -           -            (4)
                                                --------    --------    --------
             Net increase (decrease) in cash
               and cash equivalents............   9,287      13,532      (5,502)

Cash and cash equivalents at beginning of year.     220       9,507      23,039

                                                --------    --------    --------
Cash and cash equivalents at end of year....... $ 9,507     $23,039     $17,537
                                                ========    ========    ========
Supplemental disclosure of cash flow
  information  cash paid during the year for
  interest..................................... $ 5,468     $ 3,300     $ 9,444
                                                ========    ========    ========
Noncash investing and financing activities:
  Acquisition of business and majority interest
    in a partnership:
     Assets acquired........................... $ 5,025     $11,215     $37,347
     Liabilities assumed.......................   2,800       7,042      36,997
 Transfer of property held for development to
   property and equipment......................   4,200      22,500      26,345
 Transfer of property and equipment to property
   held for sale...............................     -           -         8,202
 Vehicles acquired through debt financing......     -           -         2,375






      See accompanying Notes to Consolidated Financial Statements.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share data)

                                                                              Unrealized
                       Preferred stock      Common stock                      gain (loss)    Foreign
                     ------------------- -------------------     Additional      on         currency
                        Number               Number               paid-in     investment   translation   Accumulated
                      Of shares    Amount   of shares    Amount   capital     securities   adjustment      deficit
                     -----------   ------  -----------   ------  ----------   -----------  -----------   -----------
Balances at
  December 31, 1994        -       $  -    3,542,000    $ -      $   -       $   -          $ -       $  (1,462)

Sale of preferred
  stock............   4,158,000       -         -         -        1,080         -            -            -

Conversion of
  preferred stock
  to common stock..  (4,158,000)      -    4,158,000      -          -           -            -            -

Sale of common
  stock, net of
  issue costs of
  $5,670...........        -          -    3,300,000       1      43,830         -            -            -

Unrealized gain on
  investment
  securities.......        -          -         -         -          -           400          -            -

Net loss for the
  year ended
  December 31, 1995        -          -         -         -          -           -            -          (8,954)
                     -----------   ------  -----------   ------  ----------   -----------  -----------   -----------
Balances at                -           -   11,000,000        1     44,910        400          -         (10,416)
  December 31, 1995

Common stock issue
  costs............        -          -         -         -         (123)        -            -            -

Unrealized loss on
  investment
  securities.......        -          -         -         -          -          (382)         -            -

Net loss for the
  year ended
  December 31, 1996        -          -         -         -          -           -            -          (8,202)
                        -----------  ------ -----------  ------  ----------   -----------  -----------   -----------
Balances at
  December 31, 1996        -          -   11,000,000       1      44,787          18          -         (18,618)

Unrealized gain on
  investment
  securities.......        -          -         -         -          -         3,997          -            -

Foreign currency
  translation
  adjustment.......        -          -         -         -          -           -              (4)        -

Repurchase of
  common stock.....        -          -      (25,600)     -         (341)        -            -            -

Stock options
  exercised........        -          -          250      -            3         -            -            -

Preferred stock
  dividend declared        -          -         -         -          -           -            -            (425)

Net loss for the
  year ended
  December 31, 1997        -          -         -         -          -           -            -         (28,211)
                     -----------   ------  -----------   ------  ----------   -----------  -----------   -----------
Balances at
  December 31, 1997        -       $      10,974,650    $  1     $44,449     $4,015         $   (4)     $(47,254)
                     ===========   ======  ===========   ======  ==========   ===========  ===========   ===========




                            Total
                         shareholders'
                       equity (deficit)
                      ------------------

Balances at
  December 31, 1994        $  (1,462)

Sale of preferred
  stock............            1,080

Conversion of
  preferred stock
  to common stock..              -

Sale of common
  stock, net of
  issue costs of
  $5,670...........            43,831

Unrealized gain on
  investment
  securities.......               400

Net loss for the
  year ended
  December 31, 1995            (8,954)
                             ----------
Balance at
  December 31, 1995            34,895

Common stock, issue
  costs............              (123)

Unrealized loss on
  investment
  securities.......              (382)

Net loss for the
  year ended
  December 31, 1996            (8,202)
                             ----------
Balances at
  December 31, 1996            26,188

Unrealized gain on
  investment
  securities.......             3,997

Foreign currency
  translation
  adjustment.......                (4)

Repurchase of
  common stock.....              (341)

Stock options
  exercised........                 3

Preferred stock
  dividend declared              (425)

Net loss for the
  year ended
  December 31, 1997            (28,211)
                              ----------
Balances at
  December 31, 1997           $  1,207
                              ==========








       See accompanying Notes to Consolidated Financial Statements.

                    EMERITUS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   DESCRIPTION  OF  BUSINESS AND SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Emeritus Corporation (conducting business as Emeritus
Assisted Living) (the "Company") is a long-term-care services company focused on operating residential-style assisted-living communities throughout the United States.
The Company was incorporated on July 28, 1993.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of a partnership have been consolidated where the Company maintains effective control over the partnership's assets and operations, not withstanding a lack of technical majority ownership of the partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied.
Service fees paid by residents for assisted-living and other related services and management fees are recognized in the period services are rendered.

     CASH AND CASH EQUIVALENTS

     All short-term investments with a maturity at date of purchase of three months or less are considered to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost.
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 40 years; furniture, equipment and vehicles, 5 to 7 years;
leasehold improvements, over the lesser of the estimated useful life or the lease term.

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

     Investments in 20% to 50% owned affiliates are accounted for under the equity method. Investments in less than 20% owned entities are accounted for under the cost method.

     INTANGIBLE ASSETS

     Intangible assets, which are included in other assets, are composed of deferred financing and community pre-opening costs. Deferred financing costs are amortized using a method which approximates the effective interest method over the term of the related debt. Community pre-opening costs, which consist of costs related to opening a facility, are amortized using the straight-line method over one-year.

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

     LEASING ACTIVITIES

     Lease acquisition costs represent legal and other costs, incurred in conjunction with the negotiation of leases. These costs are capitalized and amortized using the straight-line method over the lives of the associated leases.

     Deferred rent primarily represents lease incentives which are deferred and amortized using the straight-line method over the lives of the associated leases.

     DEFERRED GAINS ON SALE OF COMMUNITIES

     Deferred gains on sale of communities represents gains on sale/leaseback transactions which are deferred and amortized using the straight-line method over the lives of the associated leases. The Company has no continuing involvement in communities which it has sold and leased back outside of operating the communities.

     COMMUNITY OPERATIONS

     Community operations represent direct costs incurred to operate the communities and include costs such as activities for the residents, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes and licenses.

     STOCK-BASED COMPENSATION

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in measuring compensation costs for its stock option plans.
The Company discloses pro forma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

      NET LOSS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of primary EPS with a presentation of Basic EPS. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the previously required fully diluted EPS. The capital structure of the Company includes convertible debentures, redeemable convertible preferred stock, as well as stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of Diluted EPS as their effect is anti-dilutive.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     FOREIGN CURRENCY TRANSLATIONS

     Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains and losses arising from fluctuations in the year-end exchange rates are recorded as equity adjustments from foreign currency translation.

     RECLASSIFICATIONS

     Certain reclassifications of the 1995 and 1996 amounts have been made to conform to the 1997 presentation.

(2) CHANGE IN ACCOUNTING ESTIMATES

     Effective January 1, 1997, the Company changed the period over which pre-opening costs on newly opened developments are amortized from 18 months to one-year. The impact for the year ended December 31, 1997, was to increase amortization expense and net loss by $627,000, or $.06 per share.

     Effective January 1, 1997, the Company also changed the estimate for the useful life of acquired buildings. The impact for the year ended December 31, 1997, was to decrease depreciation expense and net loss by $403,000, or $.04 per share.

(3)  RESTRICTED DEPOSITS AND  CONSTRUCTION ADVANCES - LEASED
COMMUNITIES

     Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REITs") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company.

     In January 1996, the Company entered into a letter of intent with a REIT relating to sale/leaseback financing of $100 million for newly developed facilities and, in September 1996, the Company entered into a similar arrangement with the REIT for an additional $100 million financing for newly developed facilities. As part of this arrangement, the Company manages and oversees the development of projects owned by this REIT. Upon completion of the projects, the Company will lease the facilities from the REIT under operating lease agreements. Approximately $101.0 million of such financing remains available to the Company. At December 31, 1996, the REIT had advanced funds in excess of amounts expended on the development projects which have been classified as construction advances - leased communities.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                    December 31,
In thousands                       1996     1997
---------------------------------- -------  --------
Land and improvements............. $ 7,826  $ 10,810
Buildings and improvements........  65,367   104,199
Furniture and equipment...........   7,231    11,368
Vehicles..........................   1,783     2,997
Leasehold improvements............     885     2,433
                                   -------  --------
                                    83,092   131,807
Less accumulated depreciation and
   amortization...................   3,996     7,700
                                   -------  --------
                                    79,096   124,107
Construction in progress..........  20,494    21,724
                                   -------  --------
                                   $99,590  $145,831
                                   =======  ========


     Depreciation and amortization expense related to property and equipment totaled $2.4 million, $2.7 million and $4.4 million for 1995, 1996 and 1997, respectively.

(5)  PROPERTY HELD FOR DEVELOPMENT

     Property held for development is recorded at cost.
Interest costs capitalized on property held for development and construction in progress was $880,000, $1.4 million and $2.7 million for 1995, 1996 and 1997, respectively.

     The Company is committed under construction contracts with respect to certain development projects. Total construction commitments for owned developments at December
31, 1997, were $34.8 million, of which $25.2 million had been incurred. At December 31, 1997, $9.5 million in construction financing commitments remained which bears interest at rates ranging between the prime rate plus .75% and 1.25% and will be payable through January 2003.

     In addition to developments owned by the Company, the Company has commitments with respect to developments under construction owned by a REIT. Under these commitments, the Company is committed to construction of the development and the REIT is to provide $30.4 million in construction financing, of which $9.5 million has been incurred as of December 31, 1997. Upon completion of the developments, the Company will enter into long-term operating leases with the REIT where the Company will be committed to annual lease payments based on the cost of the developments as funded by the REIT at rates tied to the 10-year U.S. Treasury note.

(6)  INVESTMENT SECURITIES

     In April 1995, the Company purchased investment securities in The Standish Care Company ("Standish") from Columbia-Pacific Group, Inc., a company wholly-owned by a principal shareholder of the Company. The investment securities consisted of common stock, warrants and an agreement to provide a $2.0 million credit facility through the purchase of convertible debentures, of which $1,410,000 was outstanding at the time of purchase. The remaining $590,000 was loaned to Standish prior to December 31, 1995. The Company purchased the investment securities at the affiliate's original cost, which exceeded fair value.
During 1996, Standish completed a merger transaction with 12 "Carematrix" corporations, changed its name and completed a public offering. As a result of these transactions, the convertible debentures that bear interest at 8.5%, are convertible into Carematrix common stock at the option of the Company at $15.00 per share. The contractual maturity of these convertible debt securities is June 10, 1998.

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In 1996, the Company sold a portion of the Carematrix equity securities and recognized a gain on sale of $325,000 which is included in other expenses, net. The cost basis of the securities sold was determined on the specific identification basis.

     In 1997, the Company sold all of its remaining
Carematrix equity securities and convertible debentures and recognized a gain of $410,000 on the transaction. This gain is included in other income, net.

     During 1997, the Company purchased common stock of ARV
Assisted Living, Inc. ("ARV") in market transactions.  At
December 31, 1997 the Company held 1,077,200 shares of ARV common stock which is recorded at fair market value. The unrealized gain on the ARV investment securities of $4,015,000 at December 31, 1997 is included as a component of shareholders' equity.

     Also in 1997, the Company initiated a tender offer which was terminated in January 1998, for all of the remaining outstanding common stock of ARV. The Company incurred costs of $3,418,000 associated with this activity in 1997.

     Details regarding investment securities by major security type as of December 31, are as follows:

                                         Gross
                              Amortized  Unrealized  Fair
In thousands                  Cost       Gains       value
----------------------------- --------   ----------  -------
1996
   Equity securities.........  $   134     $   18    $   152
   Convertible debt
     Securities..............    2,000          -      2,000
                              ---------  ----------  -------
                               $ 2,134     $   18    $ 2,152
                              =========  ========== ========
1997
   Equity securities.........  $13,220     $4,015    $17,235
                              =========  ========== ========


(7)  FINANCIAL INSTRUMENTS

     The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, notes receivable from and investments in affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock and long-term debt. The fair value of the Company's financial instruments based on their short-term nature or current market indicators such as prevailing interest rates approximate their carrying value with the exception of the convertible debentures which had a fair value of $28.3 million versus a book value of $32.0 million at December 31, 1997.

(8)  NOTES RECEIVABLE FROM AND INVESTMENTS IN AFFILIATED
COMPANIES

     In 1994 and 1995, the Company made loans to Extended
Care Corporation ("Extended Care") of $700,000 and $433,000, respectively. The Company received 49.0% of the

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     In 1995, the Company advanced $600,000 to a limited liability company (the "LLC"), which operates an assisted-living community, as a part of a financing agreement. The advance was due in 1998 and accrued interest at 10% per annum. Under the agreement, the Company received a 49% ownership interest in the LLC for which no value was assigned. The remaining 51% interest is owned by Carematrix. As of December 31, 1996, the amount due the Company was $410,000. As a member of the LLC, the Company has provided a tertiary guarantee for the currently outstanding debt of the LLC in the amount of $1.1 million. The Company's equity in earnings of the LLC was approximately $25,000 for 1995 and its equity in losses was approximately $6,000 in 1996. In April 1997, the Company and Carematrix entered into an agreement whereby the Company transferred and relinquished its 49% interest in the LLC. Pursuant to the agreement, Carematrix paid the Company $410,000 plus accrued interest for all outstanding obligations between the two parties.

     During 1995, the Company became a 50% partner in a general partnership which was formed to jointly develop an assisted-living facility in Paso Robles, California. As of December 31, 1996 and 1997, the Company had $750,000 in construction commitments of which $445,000 and $750,000 had been incurred, respectively.

     In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert Care Corporation ("Alert"), an Ontario, Canada-based owner and operator of assisted-living communities at prices ranging from $0.67 to $0.74 per share (Cdn). In addition, the Company acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share (Cdn), as well as an option to purchase from Eclipse Capital Management ("Eclipse"), the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 currently issued and outstanding shares of common stock of Alert and 950,000 currently issued and outstanding shares of Class A non-voting stock of Alert both at an exercise price of $3.25 per share (Cdn).

     Each Preferred Share is convertible into one common share or one Class A non-voting share, at the holder's election; the Preferred Shares are immediately convertible into Class A nonvoting shares but are not immediately convertible into common shares and are so convertible only after the controlling persons of Alert have transferred to others (which could include the Company) not less than 10 million shares of common or Class A nonvoting shares (as of December 31, 1997, there are approximately 23.8 million such shares outstanding) and such controlling persons are relieved of certain guarantees of indebtedness.

     As of December 31, 1996, the Company had purchased and held 2,577,692 shares of preferred stock for a total investment of $1,331,000 (US). An additional 5,010,774 shares of preferred stock were acquired and paid for in 1997, increasing its ownership to 7,588,466 shares or $4,111,000 (US) at December 31, 1997. As of December 31, 1997, the Company's total investment in Alert represents on an as-converted basis approximately 24.2% of the outstanding common and Class A non-voting shares taken together. In January 1998, the Company purchased an additional 850,000 shares of preferred stock resulting in an ownership interest of 8,438,466 shares or 26.2%. There was no cost in acquiring the option to purchase additional shares from Alert and no value to the option was recorded in the financial statements. The investment in Alert is accounted for under the cost method, as the Company's equity ownership consists of non-voting preferred stock.

     Alert has entered into an exclusive management agreement to manage the Company's future assisted-living communities in Ontario. Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Under the agreement, Eclipse has entered into an exclusive development agreement with the Company and Alert to develop their future construction projects in Ontario. No communities have been developed under these agreements as of December 31, 1997.

 (9)   CONVERTIBLE DEBENTURES

     On February 15, 1996, the Company completed a $32.0 million Private Placement Offering of 6.25% convertible subordinated debentures (the "Debentures") due in 2006. The Debentures, non-callable for three years, are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock and bear interest

                    EMERITUS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     The Debentures are subject to redemption, as a whole or in part, at any time or from time to time commencing after July 1, 1999 at the Company's option on at least 30 days' and not more than 60 days' prior notice by mail. The redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning after July 1 of the following years:

          Year                 Price
          -------------------  --------------
          1999                      102%
          2000                      101%
          2001 and thereafter       100%


(10)  LONG-TERM DEBT

     Long-term debt consists of the following:

                                               December 31,
In thousands                                   1996      1997
---------------------------------------------- ---------  ---------
Notes payable, interest only at rates
  between 10.5% and 18%, payable monthly,
  unpaid principal and interest due May 2000..$ 12,585      $  7,000
Notes payable, interest only at the 30 day
  LIBOR rate plus 2.25% (7.9% at December
  31, 1997), payable monthly, unpaid
  principal and interest due December 1998....   9,269        10,220
Notes payable, interest at rates between 6.9%
  and 12%, payable in monthly installments,
  due through July 2009.......................   7,688        10,279
Note payable, interest only at 8.4%, payable
  monthly, unpaid principal and interest due
  November 1999, refinanced through
  sale/leaseback transaction, see note 17.....   4,160          -
Note payable, interest at 11%, payable in
  monthly installments, balance due July 2004,
  refinanced with long-term debt, interest
  only at the prime rate plus 1% (9.5% at
  December 31, 1997), unpaid principal and
  interest due May 2000.......................   2,169          -
Note payable, interest at 9.25%, payable in
  monthly installments, due September 1997,
  refinanced with long-term debt, interest at
  the LIBOR rate plus 2.25% (7.9% at December
  31, 1997), payable monthly, unpaid principle
  and interest due December 1998..............   1,837          -
Notes payable, interest at the LIBOR rate plus
  2.50% (8.4% at December 31, 1997), payable
  monthly, unpaid principal and interest due
  April 1999..................................     -          26,000
Note payable, interest only at the LIBOR rate
  plus 2.25% (8.0% at December 31, 1997),
  payable monthly, unpaid principal and
  interest due May 2000.......................     -           3,500
Note payable interest only through September
  1998 at 9.28%, principal and interest over
  remaining term, unpaid principal and
  interest due April 2009.....................     -           4,288



                              EMERITUS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)

Construction loan, total commitment $17.0
  million, interest only through November 1998
  at the 30 day LIBOR rate plus 2.75% (8.4%
  at December 31, 1997), principal and
  interest payments over remaining term,
  unpaid principal and interest due through
  November 2001...............................   7,670        14,066
Construction loan from bank, total commitment
  $7.3 million, interest only  at the prime
  rate plus 1.25%, payable monthly, unpaid
  principal  and interest due November 1997,
  refinanced with long - term debt, (interest
  only October 1997 through September 1998 at
  9.28%, principal and interest remaining
  term, unpaid principal and interest due
  April 2009) and sale/leaseback transactions,
  see note 17.................................   4,807          -
Construction loan from bank, total commitment
  $4.8 million, interest only at the prime
  rate plus 1%, payable monthly, unpaid
  principal and interest due July 1998, with
  an option to extend to January 1999,
  refinanced through sale/leaseback
  transaction, see note 17....................   4,639          -
Construction loan from bank, total commitment
  $4.9 million, interest only at the prime
  rate plus 3.5% (12% at December 31, 1997),
  payable monthly, unpaid principal and
  interest due February 2004..................   4,307         4,799
Construction loan, total commitment $4.7
  million, interest only at 9.75%, payable
  monthly, unpaid principal and interest due
  May 1999....................................   1,905         4,695
Construction loan, total commitment $12.8
  million, interest only during the
  construction term (completion date or 18
  months after loan closing) at the prime rate
  plus .75% (9.25% at December 31, 1997),
  principal and interest over remaining term,
  unpaid principal and interest due earlier of
  90 months after loan closing  or 6 years
  after the completion of construction........     -           7,578
Construction loan, total commitment $6.5
  million, interest only during the
  construction term at the prime rate plus
  1.25% (9.75% at December 31, 1997),
  principal and interest at the prime rate
  plus 3.25% over remaining term, unpaid
  principal and interest due January 2001.....     -           5,216
Construction loan, total commitment $5.1
  million, interest only at 9%, payable
  monthly, unpaid principal and interest due
  February 2000...............................     -           4,444
Other.........................................    5,040        4,452
                                               ---------    ---------
     Subtotal.................................   66,076      106,537
                                               ---------  -----------

Debt with commitment to refinance with long-term debt subsequent to year end -

  notes payable, interest only at rates
  between 9% and 11%, payable monthly, unpaid
  principal and interest due through
  December 1998 to be refinanced through long-
  term debt in 1998, interest only at the 30
  day LIBOR rate plus 2.95% due April 2001....     -        14,395
                                               ---------  ---------
                                                 66,076    120,932
Less current portion..........................    5,816     12,815
                                               ---------  ---------
     Long-term debt, less current portion.....  $60,260   $108,117
                                               =========  =========


     Substantially all long-term debt is secured by the Company's property and equipment and/or by personal guarantees of a principal shareholder of the Company.

     Certain of the Company's indebtedness includes restrictive provisions related to cash dividends, investments and borrowings, and require maintenance of specified operating ratios, levels of working capital and

                    EMERITUS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)

net worth. As of December 31, 1997, the Company was in compliance with such covenants or obtained waivers for noncompliance .

     Principal maturities of long-term debt at December 31, 1997 are as follows:

          In thousands
          ----------------------------  --------
          1998........................  $ 12,815
          1999........................    33,308
          2000........................    17,191
          2001........................    34,962
          2002........................       451
          Thereafter..................    22,205
                                        --------
                                        $120,932
                                        ========


(11) MARGIN LOAN ON EQUITY SECURITIES

     During 1997, the Company opened a margin account to facilitate the acquisition of marketable securities. This account had a loan balance of $9,165,000 at December 31, 1997 secured by marketable equity securities with a market value of $17,235,000. This loan is due upon the sale of the securities and bears interest at 0.375% under broker call (7.75% as of December 31, 1997).

(12) INCOME TAXES

     Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses.

     The tax effect of temporary differences and carryforwards that give rise to significant portions of federal deferred tax assets and liabilities are comprised of the following:

                                           December 31,
In thousands                             1996      1997
--------------------------------------- -------  ---------
Deferred tax liabilities:
  Depreciation and amortization........ $ (127)   $(1,470)
  Other................................     -        (361)
                                        -------  ---------
      Gross deferred tax liabilities...   (127)    (1,831)
                                        -------  ---------
Deferred tax assets:
  Net operating loss carryforwards.....  1,220     10,966
  Deferred gains on sale/leaseback.....  3,245      4,187
  Unearned rental income...............    255        382
  Vacation accrual.....................    389        349
  Other................................    418        727
                                        -------  ---------
      Gross deferred tax assets........  5,527     16,611
Less valuation allowance............... (5,400)   (14,780)
                                        -------  ---------
Deferred tax assets, net...............    127      1,831
                                        -------  ---------
      Net deferred tax assets.......... $   -     $   -
                                        =======  =========


     The net increase in the total valuation allowance was $2,070,000, $2,800,000 and $9,380,000 for the years ended
December 31, 1995, 1996 and 1997, respectively. The increases were primarily due to the increase in deferred gains on sale/leasebacks and the amount of net operating loss carryforwards, for which management does not believe that it is more likely than not that realization is assured.

     For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 1997, available to offset future federal taxable income, if any, of approximately $32,252,000 expiring beginning in 2012.

                    EMERITUS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)


(13)  RELATED-PARTY MANAGEMENT AGREEMENTS

     During 1995, the Company's two most senior executive officers, CEO and President, formed a New York general partnership (the "Partnership") to facilitate the operation of assisted-living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted-living communities. The Partnership operates ten leased communities in New York. The Company has agreements with the Partnership and the partners under which all of the Partnership's profits have been assigned to the Company and the Company has indemnified the partners against losses. In addition, the partners have agreed to transfer their ownership interests in the Partnership at a nominal value to Company nominees in the event that they cease to be officers of the Company. As the Company has a unilateral and perpetual control over the Partnership's assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

     Columbia House I, Limited Partnership, ("Columbia House"), which is partly owned indirectly by Mr. Baty, the Company's Chairman and Chief Executive Officer, develops,
owns and leases low income senior housing projects.   The
Company has agreements with Columbia House to provide certain administrative support, due diligence and financial support services to Columbia House with respect to the acquisition, development and administration of Columbia House communities. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues and fixed administrative fees. Fees earned under these agreements were $103,000 in 1997, of which $16,000 was receivable at December 31, 1997. The Company also had receivables of $137,000 due from Columbia House at December 31, 1997 representing advances related to various Columbia House communities.

(14) SHAREHOLDERS' EQUITY

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

     In December 1997, the Company purchased 25,600 shares of its common stock at an aggregate cost of $341,000. In
January 1998, the Company's board of directors authorized a stock repurchase program to acquire up to an additional
500,000 shares of the Company's common stock. As of February 25, 1998, the Company had purchased in 1997 and 1998 a total of 517,200 shares of its common stock at an aggregate cost of $5.7 million.

 1995 STOCK INCENTIVE PLAN

     The Company has a 1995 stock incentive plan ("1995 Plan") which combines the features of an incentive and nonqualified stock option plan, stock appreciation rights and a stock award plan (including restricted stock). The 1995 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

     The Company has authorized 1,100,000 shares of common stock to be reserved for grants under the 1995 Plan of which 615,100 remained available for future awards at December 31, 1997. Options generally vest over a five-year period in cumulative increments of 20% each year beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

                    EMERITUS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)

     Had compensation cost for the Company's option plan been determined consistent with SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                   Year ended December 31,
In thousands,
except per share data            1995       1996        1997
-----------------------------  --------   --------    ---------
Net loss to common
  shareholders:
     As reported.............  $(8,954)   $(8,202)    $(28,636)
     Pro forma...............   (8,970)    (8,477)     (29,236)

Net loss per common share -
  basic and diluted:
     As reported.............  $ (1.11)   $ (0.75)    $  (2.60)
     Pro forma...............    (1.11)     (0.77)       (2.66)


     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995, 1996 and 1997: dividend yield of 0.0% for all periods; expected volatility of 55% for 1995 and 1996 and 49.1% for 1997; risk-free interest rates of 5.53% for 1995, 5.47% to 6.39% for 1996, and 5.45% to 5.50% for 1997; and an expected option term of 5 years, 4.5 years and 5 years for 1995, 1996 and 1997, respectively.

     A summary of the activity in the Company's stock option plans follows:

                               1995                        1996                         1997
                             Weighted-Average             Weighted-Average               Weighted-Average
                                 Exercise                     Exercise                       Exercise
                    Shares        Price          Shares         Price          Shares          Price
                    ------- ------------------  --------  ------------------    ----------  ------------------
Outstanding at
beginning of year      -          $   -         202,000         $14.38           484,900      $11.90

Granted             202,000       $14.38        363,500         $11.06            703,000      $13.43

Exercised              -          $   -             -           $   -                (250)     $15.25

Canceled               -          $   -         (80,600)        $14.34            (98,000)     $12.32
                    ------- ------------------  --------  ------------------    ----------  ------------------
Outstanding at end
of year             202,000       $14.38        484,900         $11.90         1,089,650      $12.86

Options exercisable
at year-end            -          $   -          37,950         $14.38           101,800      $12.40

Weighted-average
fair value of
options granted
during the year                   $ 7.69                       $ 5.67                       $ 6.65


                    EMERITUS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)


     The following is a summary of stock options outstanding at December 31, 1997:

                                  Options Outstanding           Options Exercisable
                          -----------------------------------  ----------------------
                                        Weighted-
                                         Average    Weighted-               Weighted-
                                        Remaining    Average                 Average
                            Number     Contractual  Exercise     Number     Exercise
Range of Exercise Prices  Outstanding     Life        Price    Exercisable    Price
------------------------  -----------  -----------  ---------  -----------  ---------
   $        13.38             575,500      9.89       $13.38        -           -
   $12.00 - 15.63             127,500      9.33       $13.70        -           -
   $        10.50             261,950      8.89       $10.50      52,650     $10.50
   $14.38 - 20.38             124,700      7.21       $14.52      49,150     $14.44
                          -----------  -----------  ---------  -----------  ---------
                            1,089,650      9.28       $12.86     101,800     $12.40
                          ===========  ===========  =========  ===========  =========


(15)  REDEEMABLE PREFERRED STOCK

     The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company issued and sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. Cumulative dividends of 9% are payable quarterly. The preferred stock has a mandatory redemption date of October 24, 2004 at a price equal to $1,000 per share plus any accrued but unpaid dividends. Each share of preferred stock may be converted, at the option of the holder, into 55 shares of common stock. The preferred stock is also exchangeable in whole only, at the option of the Company, to 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would contain the same conversion rights, restrictions and other terms as the preferred stock.

     The Company may redeem the preferred stock, in whole or in part, after October 24, 2001 for $1,050 per share plus accrued dividends, provided that the market price of common stock is at least 130% of the conversion price for the preferred stock. In the event of liquidation of the Company, the holders of outstanding preferred stock shall be entitled to receive a distribution of $1,000 per share plus accrued dividends.

(16) LEASES

     The Company leases office space and 76 assisted-living communities . The office lease expires in 2006 and contains two five-year renewal options. The community leases expire from 2004 to 2017 and contain two to six five-year renewal options.

     Minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

          In thousands
          ----------------------------  --------
          1998........................  $ 41,747
          1999........................    41,747
          2000........................    41,747
          2001........................    41,753
          2002........................    42,110
          Thereafter..................   302,715
                                       -----------
                                        $511,819
                                       ===========

     Rent expense under noncancelable operating leases was $1,138,000, $16,114,000 and $34,651,000 for 1995, 1996 and
1997, respectively.

                    EMERITUS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)

(17)  ACQUISITIONS

     During 1996 and 1997, the Company completed several acquisitions of assisted-living, independent-living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisitions.
No goodwill or other identifiable intangibles were recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisition. Summary information concerning the acquisitions is as follows:

                                                                Total
         Communities acquired            Acquisition date   Purchase price    Units
---------------------------------------  -----------------  --------------  ---------
                                                            (in thousands)
Heritage Hills Retirement Community....  February 1996         $  4,338         100
The Lakewood Inn (1)...................  March 1996               2,800         108
The Hearthstone (2)....................  November 1996            5,200          84
Concorde...............................  November 1996            8,400         116
Other 1996 Acquisitions................  Various                  8,202         272
Villa Del Rey..........................  March 1997               4,252          84
La Casa Communities (3)................  May 1997                33,062         473
                                                            --------------  ---------
                                                                $66,254       1,237
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

(3)  Consists of three long-term-care communities.

     The foregoing acquisitions were generally financed through borrowings.

     During the years ended December 31, 1996 and 1997, the Company completed several acquisitions or sale/leasebacks of communities through lease financing transactions with certain REITs', pursuant to which the REITs' leased such communities to the Company under operating leases. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates the leases commenced for those communities not previously owned.

                                   Lease           Initial           Renewal         Annual
    Communities leased        Acquisition date    Lease Term         Options          Rent      Units
---------------------------  ------------------  --------------  -----------------   -----------  -----
Carolina Communities (1)...  February 1996       15 years        Three five-year     $ 4,145,607    648
Evergreen Lodge............  April 1996          13 years        Four five-year          572,569     98
Rosewood Court (2).........  April 1996          14 yrs/9 mos    Three five-year         393,200     71
Barrington Place...........  May 1996            11 yrs/11 mos   Four five-year          413,601     80
Springtree.................  May 1996            11 yrs/11 mos   Four five-year        1,410,353    185
The Terrace (3)............  August 1996         11 yrs/8 mos    Four five-year          416,887     88
The Lodge at Mainlands.....  August 1996         11 yrs/7 mos    Four five-year          924,530    154
Colonial Park Club.........  August 1996         11 yrs/7 mos    Four five-year          770,862     90
Ridge Wind.................  August 1996         11 yrs/8 mos    Four five-year          458,061     80
Other 1996 Leases..........  October 1996        11 years        Four five-year        1,753,006    226
New York Communities (4)...  November 1996       15 years        Two five-year         4,975,000    738
Texas Communities (5)......  April 1997          15 years        Three five-year       2,174,328    411
                                                                                     -----------  -----
                                                                                     $18,408,004  2,869
                                                                                     ===========  =====

                            F-21

                    EMERITUS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)


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

     In January 1996, the Company entered into a letter of intent with a REIT relating to sale/leaseback financing of $100 million for newly purchased facilities and, in September 1996, the Company entered into a similar arrangement with the REIT for an additional $100 million financing for newly purchased facilities. At December 31, 1997, approximately $58.3 million of such financing remains available to the Company.

     During 1996, the Company entered into sale/leaseback transactions with a REIT, pursuant to which the REIT acquired four new communities developed by the Company (The Pines at Tewksbury, Garrison Creek Lodge, Cambria and Sherwood Place) and leased the communities back to the Company with initial lease terms from 10 to 11 years, four to six five-year renewal options and annual lease payments aggregating approximately $2.2 million. Also, during 1996, the Company entered into a sale/leaseback transaction with a REIT pursuant to which the REIT acquired seven existing communities (Beneva Park Club, Central Park Village, College Park Club, Park Club Brandon, Park Club of Fort Myers and Park Club of Oakbridge) and leased such communities back to the Company with initial lease terms of 10 to 12 years, three and four five-year renewal options and annual lease payments aggregating approximately $4.2 million. The Company has no continuing involvement outside of operating the communities.

     During 1997, the Company entered into sale/leaseback transactions with a REIT, pursuant to which the REIT acquired two new communities developed by the Company (Eastman Estates and Kirkland Lodge) and three existing communities (Meadowbrook, Park Place and The Hearthstone) and leased the communities back to the Company with initial lease terms from 11 years seven months to 12 years one month and four five-year renewal options and annual lease payments aggregating approximately $2.5 million. The Company has no continuing involvement outside of operating the communities.

     The following summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions, acquisitions through lease financings and sale/leaseback financings had been consummated as of January 1, 1996 and 1997, after including the impact of certain adjustments such as depreciation on assets acquired and interest expense on acquisition financing.

                                                    December 31,
In thousands, except per share data (unaudited)   1996       1997
----------------------------------------------- ---------  ---------
Revenues....................................... $109,830   $122,703

Net loss to common shareholders................  (10,906)   (29,061)

Pro forma net loss per common
  share - basic and diluted.................... $  (0.99)  $  (2.64)

     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations and do not reflect any of the synergies that might be achieved from combined operations.

                    EMERITUS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)

(18) SUBSEQUENT EVENTS

     In January 1998, the Company entered into a $5.0 million credit with Aurora Bay Investments, L.L.C. ("Aurora Bay"), a limited liability company that acquires, develops and operates Alzheimer's special care facilities to provide room, board, and personal care services primarily to elderly persons afflicted with Alzheimer's disease. Advances are evidenced by a convertible promissory note (the "Convertible Note"), which is due in January 2003 and accrues interest at 9.0% per annum. The Convertible Note is convertible, at the Company's option, into a 48% equity interest in Aurora Bay. The conversion rights will lapse if not exercised by the Company on or prior to the maturity date of the Convertible Note. The arrangement allows for Aurora Bay to borrow up to $5.0 million to develop Alzheimer's facilities. In January 1998, the Company advanced $535,000 to Aurora Bay for the first Alzheimer development located in Lubbock, Texas.

     In February 1998, the Company entered into a joint venture with Sanyo Electric Co. Ltd., ("Sanyo") of Osaka,
Japan, to provide assisted living services in Japan. The joint venture, Sanyo Emeritus Corporation, has been formed to provide a residential based health care alternative for Japan's growing elderly population. The joint venture will be initially capitalized with Y50 million ($384,000 U.S.), with each company providing half the funds. The joint venture is expected to complete its first assisted living project in Japan by the year 2000.

     Also in February 1998, the Company and XL Management Company L.L.C., ("XL Management"), an affiliate of Holiday Retirement Corp., an owner and operator of independent-living communities, entered into four management agreements whereby XL Management will provide management services relating to four newly developed assisted-living communities located in Texas. The agreements consist of initial terms of two years six months and management fees based on 6% of gross revenues payable monthly. The Company will pay a bonus fee per community to XL Management based on occupancy; one year after managing the communities, if occupancy is between 75% and 89%, XL Management will receive a bonus fee of $25,000 and if occupancy is 90% or greater the bonus fee will be $50,000. The Company's Chairman and Chief Executive Officer and another member of the Company's board of directors are principal shareholders and officers of Holiday.

     Additionally, in February 1998, the Company completed a $4.0 million sale/leaseback transaction with a REIT pursuant to which the REIT acquired the community and leased it back to the Company under an operating lease agreement. The lease has an initial term of 11 years with four five-year renewal options and annual rent of approximately $354,000.

                    EMERITUS CORPORATION
              VALUATION AND QUALIFYING ACCOUNTS
        Years Ended December 31, 1997, 1996 and 1995
                       (in thousands)

                 Column A                   Column B     Column C      Column D   Column E
------------------------------------------  ---------  -------------  ----------  --------

                                             Balance
                                               at       Charged to                Balance
                                            Beginning   Other Costs      (1)       at End
Description                                  Of Year   and Expenses   Deductions  of Year
------------------------------------------  ---------  -------------  ----------  --------
Year ended December 31, 1997:
  Valuation accounts deducted from assets:
    Allowance for doubtful receivables         $127         $317         $96        $348
                                            =========  =============  ==========  ========
Year ended December 31, 1996:
  Valuation accounts deducted from assets:
    Allowance for doubtful receivables           14          128          15         127
                                            =========  =============  ==========  ========
Year ended December 31, 1995:
  Valuation accounts deducted from assets:
    Allowance for doubtful receivables         $ -          $ 14         $ -        $ 14
                                            =========  =============  ==========  ========

___________________

(1)  Represents amounts written off