Form 10-Q
period 1998-03-31
EMERITUS CORP\WA\
filed 1998-05-15
CIK 1001604

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
------------------------------------------------------------
                          FORM 10-Q
------------------------------------------------------------

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

     For the quarterly period ended March 31, 1998.

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES  EXCHANGE ACT OF 1934

     Commission file number 1-14012

                    EMERITUS CORPORATION
   (Exact name of registrant as specified in its charter)

            FOR THE QUARTER ENDED MARCH 31, 1998

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

                    (X) Yes         ( ) No


As of May 11, 1998, there were 10,483,050 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                    EMERITUS CORPORATION

                            Index


                Part I. Financial Information

 Item 1.  Financial Statements:                             Page No.

          Condensed Consolidated Balance Sheets as of
          December 31, 1997 and March 31, 1998
          unaudited).......................................     1

          Condensed Consolidated Statements of Operations
          for the Three Months Ended March 31, 1997 and
          1998(unaudited)..................................     2

          Condensed Consolidated Statements of
          Comprehensive Operations for the Three Months
          Ended March 31, 1997 and 1998 (unaudited)........     3

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1997 and
          1998(unaudited)..................................     4

          Notes to Condensed Consolidated Financial
          Statements (unaudited) ..........................     5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............     8


                 Part II. Other Information

 Item 1.  Legal Proceedings................................    17

 Item 6.  Exhibits.........................................    18

          Signatures.......................................    19

  Note: Items 2-5 of Part II are omitted because they are not applicable

                    EMERITUS CORPORATION
            CONDENSED CONSOLIDATED BALANCE SHEETS
            December 31, 1997 and March 31, 1998
              (In thousands, except share data)

                           ASSETS

                                                                March 31,
                                                 December 31,     1998
                                                     1997      (unaudited)
                                                 ------------  -----------
Current Assets:
  Cash and cash equivalents.....................   $ 17,537     $ 10,464
  Short-term investments........................     17,235        9,800
  Trade accounts receivable, net................      2,338        2,761
  Prepaid expenses and other current assets.....      5,481        4,662
  Property held for sale........................      8,202       37,463
                                                 ------------  -----------
          Total current assets..................     50,793       65,150
                                                 ------------  -----------
Property and equipment, net.....................    145,831      116,390
Property held for development...................      2,754        3,414
Notes receivable from and investments in
  Affiliates....................................      6,422        7,610
Restricted deposits, less current portion.......     10,273       10,904
Other assets, net...............................     12,500       11,553
                                                 ------------  -----------
          Total assets..........................   $228,573     $215,021
                                                 ============  ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term borrowings.........................   $    -       $  5,000
  Current portion of long-term debt.............     12,815       36,764
  Margin loan on short-term investments.........      9,165        4,232
  Trade accounts payable........................      2,541        3,072
  Accrued employee compensation and benefits....      3,713        3,766
  Other current liabilities.....................     10,485       10,556
                                                 ------------  -----------
          Total current liabilities.............     38,719       63,390
                                                 ------------  -----------
Deferred rent...................................      8,474        8,885
Deferred gain on sale of communities............     12,314       13,072
Deferred income.................................        114          123
Convertible debentures..........................     32,000       32,000
Long-term debt, less current portion............    108,117       88,149
Security deposits and other long-term
  Liabilities...................................      1,452          708
                                                 ------------  -----------
          Total liabilities.....................    201,190      206,327
                                                 ------------  -----------

Minority interests..............................      1,176          994
Redeemable preferred stock......................     25,000       25,000
Shareholders' Equity (Deficit):
 Common stock, $.0001 par value. Authorized
   40,000,000 shares; issued and outstanding
   10,974,650 and 10,483,050 shares at December
   31, 1997 and March 31, 1998, respectively....          1            1
 Additional paid-in capital.....................     44,449       39,044
 Accumulated other comprehensive income.........      4,011        1,208
 Accumulated deficit............................    (47,254)     (57,553)
                                                 ------------  -----------
          Total shareholders' equity (deficit)..      1,207      (17,300)
                                                 ------------  -----------
          Total liabilities and shareholders'      $228,573     $215,021
             equity (deficit)...................
                                                 ============  ===========



 See accompanying Notes to Condensed Consolidated Financial
   Statements and Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

                    EMERITUS CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended March 31, 1997 and 1998
                         (unaudited)
            (In thousands, except per share data)


                                               1997       1998
                                             ---------  ---------
Revenues:
  Community revenue.........................  $20,983   $ 34,143
  Other service fees........................    3,506        598
  Management fees...........................       13         61
                                             ---------  ---------
          Total operating revenues..........   24,502     34,802
                                             ---------  ---------

Expenses:
  Community operations......................   16,947     25,709
  General and administrative................    2,207      3,201
  Depreciation and amortization.............    1,075      1,568
  Rent......................................    6,863     10,299
                                             ---------  ---------
          Total operating expenses..........   27,092     40,777
                                             ---------  ---------
          Loss from operations..............   (2,590)    (5,975)
                                             ---------  ---------

Other income (expense):
  Interest expense, net.....................     (822)    (2,778)
  Other, net................................     (160)       329
                                             ---------  ---------
          Net other expense.................     (982)    (2,449)
                                             ---------  ---------
          Loss before cumulative effect of
            change in accounting principle..   (3,572)    (8,424)

Cumulative effect of change in accounting
  principle.................................      -       (1,320)
                                             ---------  ---------
          Net loss .........................  $(3,572)  $ (9,744)
                                             =========  =========

Preferred stock dividends...................      -          555
                                             ---------  ---------
          Net loss to common shareholders...  $(3,572)  $(10,299)
                                             =========  =========

Loss per common share - basic and diluted:

  Loss before cumulative effect of change in
    accounting principle....................  $ (0.32)  $ (0.84)

  Cumulative effect of change in accounting
    principle...............................  $   -     $ (0.13)
                                             ---------  ---------
  Loss per common share.....................  $ (0.32)  $ (0.97)
                                             =========  =========

Weighted average number of common shares
  outstanding -
    basic and diluted.......................   11,000    10,633
                                             =========  =========


 See accompanying Notes to Condensed Consolidated Financial
   Statements and Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

                    EMERITUS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                         OPERATIONS
         Three Months Ended March 31, 1997 and 1998
                         (unaudited)
                       (In thousands)

                                                 1997       1998
                                               ---------  ---------
Net loss......................................  $(3,572)  $ (9,744)
Other comprehensive income (loss):
   Foreign currency translation adjustments...      -            2
   Unrealized gains (losses) on investment
     securities:
        Unrealized holding gains (losses)
          arising during the period...........      102     (2,355)
        Reclassification adjustment for gains
          included in net loss................      -         (450)
                                               ---------  ---------
            Total other comprehensive income
             (loss)...........................      102     (2,803)
                                               ---------  ---------
Comprehensive loss............................  $(3,470)  $(12,547)
                                               =========  =========















 See accompanying Notes to Condensed Consolidated Financial
   Statements and Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

                    EMERITUS CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three Months Ended March 31, 1997 and 1998
                         (unaudited)
                       (In thousands)

                                                   1997       1998
                                                 ---------  ---------
Net cash used in operating activities (including
  changes in all operating assets and
  liabilities).................................. $ (1,427)  $ (8,664)
                                                 ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment.........   (7,692)    (4,145)
  Acquisition of property held for development..   (2,321)      (442)
  Proceeds from sale of property and equipment..      -        3,985
  Purchase of investment securities.............     (344)       -
  Sale of investment securities.................       75      5,530
  Construction advances - leased communities....    5,092      4,624
  Construction expenditures - leased
    communities.................................  (12,043)    (4,754)
  Advances to and investments in affiliates.....   (1,228)       (87)
  Acquisition of business and partnership
    interests...................................     (678)    (1,312)
                                                 ---------  ---------
          Net cash provided by (used in)
            Investing activities................  (19,139)     3,399
                                                 ---------  ---------
Cash flows from financing activities:
  Increase in restricted deposits...............     (298)      (449)
  Proceeds from short-term borrowings...........    1,957      5,149
  Repayment of short-term borrowings............      -       (5,532)
  Proceeds from long-term borrowings............    7,386      4,894
  Repayment of long-term borrowings.............   (4,244)    (1,004)
  Increase in lease acquisition and deferred
    financing costs.............................      -          538
  Repurchase of common stock....................      -       (5,406)
                                                 ---------  ---------
          Net cash provided by (used in)
            financing activities................    4,801     (1,810)
                                                 ---------  ---------

Effect of exchange rate changes on cash.........      -            2
                                                 ---------  ---------

          Net decrease in cash..................  (15,765)    (7,073)

Cash at the beginning of the period.............   23,039     17,537
                                                 ---------  ---------
Cash at the end of the period................... $  7,274   $ 10,464
                                                 =========  =========
Supplemental disclosure of cash flow information
  -- cash paid during the period for interest... $  1,372   $  2,101
                                                 =========  =========
Noncash investing and financing activities
  -- acquisition of a community:
  Assets acquired............................... $  4,200   $    -
  Liabilities assumed...........................    3,850        -
Transfer of property held for development to
  property and equipment........................    6,998        -
Transfer of property and equipment to property
  held for sale.................................   25,249     32,188
Vehicle acquisitions through debt financing.....      323         90
Land acquisition through forgiveness of note
  receivable....................................      -          218





 See accompanying Notes to Condensed Consolidated Financial
   Statements and Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

                    EMERITUS CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, ("the Company") as of March 31, 1998 and for the three months ended March 31, 1997 and 1998. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1997 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 Form 10-K filed March 30, 1998 by the Company under the Securities Act of 1934, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

     Certain reclassifications of the 1997 amounts have been made to conform to the 1998 presentation.

2.    ACQUISITIONS

     During the year ended December 31, 1997, the Company completed four acquisitions of assisted-living and independent-living communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill or identifiable intangibles were recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions. Summary information concerning the acquisitions is as follows:

                                                   Total
   Communities acquired     Acquisition date   purchase price    Units
--------------------------  -----------------  --------------  ---------
                                               (in thousands)
Villa Del Rey.............  March 1997            $  4,252         84
La Casa Communities (1)...  May 1997                33,062        473
                                               --------------  ---------
                                                   $37,314        557
                                               ==============  =========

(1) Consists of three long-term care communities located in Florida.


     The foregoing purchases have generally been financed through borrowings.

     During the year ended December 31, 1997, the Company completed an acquisition of three communities through lease financing transactions with a Real Estate Investment Trust
(REIT), pursuant to which the REIT leased such communities to the Company under operating leases. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates the leases commenced for those communities not previously owned.

                               Lease          Initial        Renewal        Annual
  Communities leased      Acquisition date  Lease Term       Options         Rent     Units
-----------------------  -----------------   -----------  ---------------   ----------  -----
Texas Communities (1)..  April 1997          15 years     Three five-year   $2,174,328    411

(1) Consists of 3 long-term-care communities located in Texas.


                    EMERITUS CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                         (Continued)


     The Company has a letter of intent with a REIT relating to sale/leaseback financing of $100 million for newly purchased facilities and a similar arrangement with the REIT for an additional $100 million financing for newly purchased facilities. At March 31, 1998, approximately $54.3 million of such financing remains available to the Company.

     In February 1998, the Company completed a $4.0 million sale/leaseback transaction with a REIT pursuant to which the REIT acquired the community and leased it back to the Company under an operating lease agreement. The lease has an initial term of 11 years with four five-year renewal options and annual rent of approximately $354,000.

     The following summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions, acquisitions through lease financings and sale/leaseback financings had been consummated as of January 1, 1997, after including the impact of certain adjustments such as depreciation on assets acquired and interest expense on acquisition financing.


                                     Three months ended March 31, 1997
                                   --------------------------------------
                                   (In thousands, except per share data)
Revenue...........................                      $28,584

Net loss to common shareholders...                       (4,090)

Pro forma net loss per common
  share - basic and diluted.......                      $ (0.38)


     The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations.

3.   PROPERTY HELD FOR SALE

     At March 31, 1998, the Company has commitments to sell six existing communities and an office park to an independent third party and two existing communities to a related party ("Properties Held for Sale" or "Properties").
Of the $37.5 million in Properties Held for Sale, $10.1 million, securing $8.5 million of related long-term debt, are scheduled to be sold to an independent third party with no continuing involvement by the Company. The remaining
$27.4 million in Properties, securing $20.5 million of related long-term debt, are scheduled to be sold to a related party with the Company retaining a 20% interest in one community and providing management services for both communities.

                    EMERITUS CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                         (Continued)

4.   NEW ACCOUNTING STANDARDS

     In April 1997, the Accounting Standards Executive
Committee issued SOP 98-5, Reporting on the Costs of Start-
Up Activities. This statement provides guidance on financial reporting for start-up costs and organization costs and requires such costs to be expensed as incurred.
The Company elected early adoption of this statement effective January 1, 1998 and has reported a charge of $1,320,000 for the cumulative effect of this change in accounting principle.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS
130), Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company adopted SFAS 130 effective January 1, 1998.

5.   LOSS PER SHARE

     Loss per common share on a dilutive basis has been calculated without consideration of 1,991,445 and 3,918,822 common shares at March 31, 1997 and 1998, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

OVERVIEW

     Since its organization in July 1993, the Company has achieved significant growth in revenues, primarily due to the acquisition and development of residential communities. The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the three months ended March 31, 1997 and 1998, the Company generated total operating revenues of $24.5 million and $34.8 million, respectively. As of March 31, 1998, the Company's accumulated deficit was $57.6 million and its total shareholders' deficit was $17.3 million. For the three months ended March 31, 1997 and 1998, the Company generated losses of $3.6 million and $8.4 million (excluding a charge related to the cumulative effect of a change in accounting principle in 1998), respectively. As discussed below, the Company's losses result from a number of factors, including the opening in 1997 of a number of newly developed and acquired communities that incur operating losses during an initial 12 to 24 months rent-up phase, occupancy percentages in the Company's stabilized communities that have not risen as quickly as the Company had anticipated and that in some cases have declined, financing costs arising from sale/leaseback transactions and mortgage financing and refinancing transactions at proportionately higher levels of debt, and increased administrative and corporate expenses resulting from a restructuring of the Company's operations and marketing required by rapid growth.

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

     As of May 11, 1998, the Company held ownership, leasehold or management interests in 104 residential communities (the "Operating Communities") consisting of approximately 9,100 units with the capacity for 10,600 residents, located in 27 states. Of the 104 Operating Communities, 20 and three newly developed communities were opened during 1997 and 1998, respectively. The Company owns, has a leasehold interest in, management interest in or has acquired an option to purchase development sites for 22 new assisted-living communities (the "Development Communities"). Thirteen of the Development Communities are currently under construction, 11 of which are scheduled to open during 1998. The Company leases 78 of its residential communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 18 communities, manages or provides administrative services for five communities and has a partnership interest in three communities. Additionally, the Company holds a minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 21 assisted-living communities consisting of approximately 1,200 units with a capacity of approximately 1,300 residents. Assuming completion of the Development Communities scheduled to open throughout 1998 and including the minority interest in Alert, the Company will own, lease, have an ownership interest in or manage 136 properties in 28 states and Canada, containing an aggregate of approximately 11,400 units with capacity of over 12,900 residents. There can be no assurance, however, that the Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control. The Company's management of assisted-living communities owned or leased by others has not been material to the Company's business or revenue.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS - (Continued)


     The following table sets forth a summary of the Company's property interests.

                                                       As of March 31,
                           ------------------------------------------------------------------------
                                 1995              1996              1997               1998
                           ----------------  ----------------  -----------------  -----------------
                           Buildings Units   Buildings Units   Buildings  Units   Buildings  Units
                           --------- ------  --------- ------  --------- -------  --------- -------
Owned                             8    652       12    1,067        16    1,569        18    2,028
Leased                            1     91       28    2,171        58    4,563        78    6,278
Managed                           -     -         -      -           1       83         5      419
Joint Venture/Partnership         -     -         1       22         2      162         3      412
                           --------- ------  --------- ------  --------- -------  --------- -------
     Sub Total                    9    743       41    3,260        77    6,377       104    9,137

     Annual Growth               - %    - %     356%     339%       88%      96%       35%      43%

Pending Acquisitions             16  1,531       28    2,194        14    1,406        -        -
New Developments                 25  2,038       30    2,436        34    3,060        22    2,082
Minority Interest                -     -         -       -          17      959        21    1,163
                           --------- ------  --------- ------  --------- -------  --------- -------
     Total                       50  4,312       99    7,890       142   11,802       147   12,382
                           --------- ------  --------- ------  --------- -------  --------- -------
     Annual Growth               - %   -  %      98%      83%       43%      50%        4%       5%

     When used in this discussion, the words "believes," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Factors Affecting Future Results and Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items of the Company's Condensed
Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.


                                     Percentage of Revenues   Period to Period
                                           March 31,             Percentage
                                     ----------------------  Increase (Decrease)
                                        1997        1998          1997-1998
                                     ----------  ----------  -------------------
Revenues...........................      100 %       100 %           42 %
Expenses:
   Community operations............       69          74             52
   General and administrative......        9           9             45
   Depreciation and amortization...        4           5             46
   Rent............................       28          30             50
                                     ----------  ----------
      Total operating expenses.....      110         118             51
                                     ----------  ----------
      Loss from operations.........      (10)        (18)           131
                                     ----------  ----------
Other expense:
   Interest expense, net...........        3           8            238
   Other, net......................        1          (1)          (306)
                                     ----------  ----------
      Net loss before cumulative
        effect of change in
        accounting principle.......      (14)        (25)           136
Cumulative effect of change in
  accounting principle.............        -           4            N/A
                                     ----------  ----------
      Net loss.....................       (14)%      (29)%          173 %
                                     ==========  ==========


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS - (Continued)

THREE  MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE  MONTHS
ENDED MARCH 31, 1997

     REVENUES. Total operating revenues for the three months ended March 31, 1998 were $34.8 million, representing a $10.3 million, or 42%, increase over operating revenues of $24.5 million for the comparable period in 1997. The increase resulted from the opening of new developments and the related fill-up of units and the acquisition of communities subsequent to the first quarter 1997. The Company ended with 77 and 103 communities representing approximately 6,400 and 9,000 units as of March 31, 1997 and 1998, respectively, an increase of 34%. For 1998, there was a decline in average occupancy to 69% from 73% for 1997, primarily attributable to the opening of 18 newly developed communities after March 31, 1997. The impact on revenue from the decline in occupancy was offset by an increase in the rate per occupied unit.

     COMMUNITY OPERATIONS. Expenses for community operations for the three months ended March 31, 1998 were $25.7 million, representing an $8.8 million, or 52% increase over $16.9 million for the comparable period in 1997, primarily due to the Company's opening of new developments and the acquisition of communities subsequent to the first quarter 1997. The increase can also be attributed to an increase in the allowance for doubtful accounts and the adoption of Statement of Position (SOP) 98-5 which requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 on January 1, 1998, resulted in the Company expensing approximately $291,000 in start-up costs incurred in the first quarter of 1998 on new developments and are included in community expenses. All future costs associated with newly developed communities will be expensed as incurred and included in community operations rather than capitalized and amortized over a period of one-year. As a percentage of total operating revenues, expenses for community operations increased to 74% for the three months ended March 31, 1998, from 69% for the comparable period in 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1998 were $3.2 million, representing an increase of $994,000, or 45% from $2.2 million for the comparable period in 1997. As a percentage of total operating revenues, general and administrative expenses remained unchanged at 9% for the three months ended March 31, 1998 and 1997 while the number of employees located at the corporate office was 96 and 98 at March 31, 1997 and 1998, respectively. The increase in general and administrative expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's larger number of communities. General and administrative costs are expected to continue to increase in line with revenues and community operations at least through 1998 as the Company continues to develop new communities.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1998 was $1.6 million, or 5% of total operating revenues, compared to $1.1 million or 4% of total operating revenues, for the comparable period in 1997. The increase was primarily due to the Company's opening of new developments and the acquisition of communities owned by the Company, net of communities sold in sale/leaseback transactions subsequent to the first quarter 1997. The Company owned 17%, or 18 of its 103 communities representing approximately 2,000 units at March 31, 1 998 compared to 21%, or 16 of its 77 communities representing approximately 1,600 units at March 31, 1997.

     RENT. Rent expense for the three months ended March 31, 1998 was $10.3 million, representing an increase of $3.4 million, or 50% from rent expense of $6.9 million for the comparable period in 1997. As a percentage of total operating revenues, rent expense increased to 30% for the three months ended March 31, 1998, from 28% for the comparable period in 1997. The dollar increases were due to additional lease financing or sale/leaseback transactions. The Company leased 76%, or 78 of its 103 of its residential communities representing approximately 6,300 units as of March 31, 1998 compared to 75%, or 58 of its 77 communities representing approximately 4,600 units as of March 31, 1997. The increase in rent expense as a percentage of revenue is attributable to the opening of newly developed communities, in their fill-up stage, operated by the Company under lease agreements. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community. As the fill-up of newly developed communities continues, rent expense as a percentage of revenue is expected to decrease.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS - (Continued)


     INTEREST EXPENSE, NET. Interest expense, net, for the three months ended March 31, 1998 was $2.8 million compared to $822,000 for the comparable period in 1997, increasing as a percentage of total operating revenues to 8% for the three months ended March 31, 1998 from 3% for the comparable period in 1997. The increase was primarily due to the acquisition of communities through mortgage financing bearing interest at rates between 8.4% and 18% subsequent to the first quarter 1997 and the opening of developments owned by the Company, all partially offset by sale/leaseback refinancings.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company incurred a cumulative effect of a change in accounting principle of $1.3 million relating to the early adoption of SOP 98-5 which requires that costs of start-up activities and organization costs be expensed as incurred. The Company does not expect this statement to materially impact total operating expenses. However, previously capitalized and amortized start-up costs will be expensed to community operations as incurred.

SAME COMMUNITY COMPARISON

     The Company operated 59 communities ("Same Community") on a comparable basis during both the three months ended March 31, 1997 and 1998. The Same Communities represented 67% of the Company's total revenue for the first quarter of 1998. Net operating margins increased by $875,000 to 35% on revenue of $23.2 million as compared to 33% on revenue of $21.8 million for the three months ended March 31, 1997.
The increase in revenue can be attributed to monthly rate increases and greater services offered at the communities, partially offset by a decline in average occupancy. Same Community reported a pre-tax income, before corporate overhead, of $760,000, representing an increase of $1.1 million from a pre-tax loss, before corporate overhead, of $294,000 to the comparable period last year. In addition, average revenue per occupied unit increased approximately 7%, from $1,938 to $2,077, during the first quarter 1997 and 1998, respectively, while Same Community average occupancy declined slightly to 82% during the three months ended March 31, 1998 compared to 83% for the comparable period last
year.   Included among the 59 Same Communities, were 11
communities newly developed in 1996. These communities reported an average occupancy of 40% and 64%, net operating margin of 6% and 26% on revenue of $1.9 million and $3.0 million and pre-tax net loss, before corporate overhead, of $1.4 million and $603,000 for the three months ended March 31, 1997 and 1998, respectively.

     The following table sets forth a comparison of Same
Community results of operations before corporate overhead for the three months ended March 31, 1997 and 1998.

                                           Three Months Ended March 31,
                                                  (In thousands)

                                                           Dollar   Percentage
                                      1997       1998      Change     Change

                                    ---------  ---------  --------   ----------
Revenue...........................   $21,798    $23,193    $1,395         6  %
Community operating expense.......    14,612     15,132       520         4
                                    ---------  ---------  --------   ----------
     Community operating income...     7,186      8,061       875        12
                                    ---------  ---------  --------   ----------
Depreciation and amortization.....       752        524      (228)      (30)
Rent..............................     5,917      6,244       327         6
                                    ---------  ---------  --------   ----------
     Operating income.............       517      1,293       776      (150)
                                    ---------  ---------  --------   ----------

Interest expense, net.............      (811)      (533)     (278)      (34)
                                    ---------  ---------  --------   ----------
     Pre-tax income (loss)........   $  (294)   $   760    $1,054       359  %
                                    =========  =========  ========   ==========






 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS - (Continued)


                                          Three months ended
                                              March 31,
                                         --------------------
                                           1997       1998
                                         ---------  ---------
OTHER SAME COMMUNITY INFORMATION:
   Communities.........................       59         59
   Total units.........................    4,528      4,528
   Average occupancy...................       83%        82%
   Revenue per average occupied unit...   $1,938     $2,077


     The 50 Same Communities included in the quarters ending December 31, 1997 and March 31, 1998 reported revenue of $20.0 million and $20.2 million, community operating expenses of $13.7 million and $13.8 million and pre-tax loss, before corporate overhead, of $15,000 and $7,000 for such quarters, respectively, while average occupancy increased to 80% in the first quarter of 1998 compared to 79% in the fourth quarter of 1997.

STABILIZED (GROUP ONE) AND START-UP/REPOSITIONED (GROUP TWO)
COMMUNITY COMPARISON

     For the three months ended March 31, 1998, the Company had 55 communities that had achieved average occupancy of at least 90% during one quarter ("Group One Communities") and 48 communities that had average occupancy of less than 90%, which includes 40 newly opened developments and/or communities with significant ongoing repositioning and/or refurbishment activity ("Group Two Communities").

     The following tables set forth a comparison of Group
One and Group Two Community results of operations for the three months ended March 31, 1998.

                                            Three Months Ended March 31, 1998
                                                      (In thousands)

                                                    Start-Up/
                                     Stabilized   Repositioned
                                    Communities    Communities
                                    (Group One)    (Group Two)   Overhead     Total
                                    ------------  -------------  --------   -----------
Revenue...........................      $23,924        $10,853   $    25       $34,802
Community operating expense.......       15,510         10,199        -         25,709
                                    ------------  -------------  --------   -----------
   Community operating income.....        8,414            654        25         9,093
                                    ------------  -------------  --------   -----------
General and administrative........          -              -       3,201         3,201
Depreciation and amortization.....          534            880       154         1,568
Rent..............................        6,047          4,132       120        10,299
                                    ------------  -------------  --------   -----------
   Operating income (loss)........        1,833         (4,358)   (3,450)       (5,975)
                                    ------------  -------------  --------   -----------
Interest income (expense), net....         (884)        (1,544)     (350)       (2,778)
Other income (expense)............           (1)            66       264           329
                                    ------------  -------------  --------   -----------
   Pre-tax income (loss) before
     cumulative effect of change
     in accounting principle......      $   948        $(5,836)  $(3,536)     $(8,424)
                                    ============  =============  ========   ===========

Other Group One and Group Two
Information:
  Communities.....................           55             48                     103
  Total units.....................        4,538          4,427                   8,965
  Average Occupancy...............           88%            49%                     69%
  Revenue per average occupied
    unit..........................      $ 1,993        $ 1,772                $ 1,920


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS - (Continued)

     Group One Communities ended the first quarter of 1998 with an average occupancy of 88% compared to 93% for the first quarter of 1997 while net operating margins increased by $1.4 million to 35% on revenue of $23.9 million for the three months ended March 31, 1998 as compared to 37% on revenue of $19.0 million for the three months ended March 31, 1997. Group One Community pre-tax income, before corporate overhead and before cumulative effect of change in accounting principle, decreased by 29% to $948,000 compared to the comparable period last year. The total number of Group One Communities increased by 10 in the first quarter of 1998 compared to the first quarter of 1997 due to a combination of acquisitions and communities achieving an occupancy of at least 90% during one quarter.

     Group Two Communities ended the first quarter of 1998 with an average occupancy of 49% compared to 47% for the first quarter of 1997 while net operating margins increased by $109,000 to 6% on revenue of $10.9 million compared to 10% on revenue of $5.5 million for the three months ended
March 31, 1997. Group Two Community pre-tax loss, before corporate overhead, increased by 127% to $5.8 million compared to the comparable period last year. The total number of Group Two Communities had a net increase of 17 compared to the first quarter of 1997 due primarily to the opening of new developments.

     The following tables set forth a comparison of Group
One and Group Two Community results of operations before corporate overhead for the three months ended March 31, 1997 and 1998.

                                        Stabilized Communities (Group One)
                                           Three Months Ended March 31,
                                                  (In thousands)

                                                           Dollar   Percentage
                                      1997       1998      Change     Change
                                    ---------  ---------  --------   ----------
Revenue...........................   $18,954    $23,924    $4,970         26 %
Community operating expense.......    11,949     15,510     3,561         30
                                    ---------  ---------  --------   ----------
   Community operating income.....     7,005      8,414     1,409         20
                                    ---------  ---------  --------   ----------

Depreciation and amortization.....       430        534       104         24
Rent..............................     4,796      6,047     1,251         26
                                    ---------  ---------  --------   ----------
   Operating income...............     1,779      1,833        54          3
                                    ---------  ---------  --------   ----------
Interest expense, net.............      (501)      (884)      383         76
Other income, net.................        53         (1)      (54)      (102)
                                    ---------  ---------  --------   ----------
   Pre-tax income (loss) before
     cumulative effect of change
     in accounting principle......   $ 1,331    $   948    $ (383)      (29)%
                                    =========  =========  ========   ==========


OTHER GROUP ONE INFORMATION:
   Communities....................        45         55
   Total units....................     3,414      4,538
   Average occupancy..............        93%        88%
   Revenue per occupied unit.. ...   $ 1,984    $ 1,993


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS - (Continued)

                                     Start-Up/Repositioned Communities (Group
                                                       Two)
                                           Three Months Ended March 31,
                                                  (In thousands)

                                                           Dollar   Percentage
                                      1997       1998      Change     Change
                                    ---------  ---------  --------   ----------
Revenue...........................  $  5,543    $10,853   $ 5,310          96 %
Community operating expense.......     4,998     10,199     5,201         104
                                    ---------  ---------  --------   ----------
   Community operating income.....       545        654       109          20
                                    ---------  ---------  --------   ----------

Depreciation and amortization.....       574        880       306          53
Rent..............................     1,961      4,132     2,171         111
                                    ---------  ---------  --------   ----------
   Operating loss.................    (1,990)    (4,358)   (2,368)       (119)
                                    ---------  ---------  --------   ----------

Interest expense, net.............      (597)    (1,544)     (947)       (159)
Other income (expense), net.......        15         66        51         340
                                    ---------  ---------  --------   ----------
   Pre-tax loss before
     cumulative effect of change
     in accounting principle......  $(2,572)    $(5,836)  $(3,264)      (127)%
                                    =========  =========  ========   ==========


OTHER GROUP TWO INFORMATION:
   Communities....................       31          48
   Total units....................    2,879       4,427
   Average occupancy..............       47%         49%
   Revenue per occupied unit.. ...  $ 1,504     $ 1,772


     Group One Communities for the three months ended March 31, 1998 and December 31, 1997, consisted of 55 and 54 communities, respectively. Average Occupancy declined slightly to 88% for the first quarter 1998 compared to 89% for the fourth quarter 1997. Revenue increased $686,000, or 3%, to $23.9 million for the three months ended March 31, 1998 from $23.2 million for the three months ended December 31, 1997. Community operating expenses for the first quarter 1998 increased $474,000, or 3%, to $15.5 million for the three months ended March 31, 1998 from $15.0 million for the three months ended December 31, 1997. Pre-tax income before corporate overhead and before cumulative effect of change in accounting principle decreased $15,000, or 2% to $948,000 for the three months ended March 31, 1998 from $963,000 million for the three months ended December 31, 1997.

     Group Two Communities for the three months ended March 31, 1998 and December 31, 1997, consisted of 48 communities and 46 communities, respectively, representing 34 and 32 newly developed communities, respectively. Average Occupancy increased to 49% for the first quarter 1998 compared to 45% for the fourth quarter 1997. Revenue increased $1.3 million, or 14%, to $10.9 million for the three months ended March 31, 1998 from $9.5 million for the three months ended December 31, 1997. Community operating expenses for the first quarter 1998 were $10.2 million, representing an increase of $1.4 million, or 15%, over $8.8 million for the fourth quarter 1997. Pre-tax loss before corporate overhead and before cumulative effect of change in accounting principle decreased $1.1 million, or 16%, to $5.8 million for the three months ended March 31, 1998 from $7.0 million for the three months ended December 31, 1997.

     The changes between fourth quarter 1997 and first quarter 1998 Group Two Communities are primarily a result of newly opened developments. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community to show positive operating results. Newly developed communities generated $6.7 million in revenue for the three months ended March 31, 1998 compared to $5.5 million for the three months ended December 31, 1997, $6.5 million in community operating expenses for the first quarter 1998 compared to $5.6 million for the fourth quarter 1997 and pre-tax loss before corporate overhead and before cumulative effect of change in accounting principle of $4.9 million for the first quarter 1998 compared to pre-tax loss before corporate overhead and before cumulative effect of change in accounting principle of $6.1 million for the fourth quarter 1997.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1998. For the three months ended March 31, 1998, net cash used in operating activities was $8.7 million, primarily due to losses incurred on newly developed communities. The Company obtained $4.0 million in proceeds from the sale of a community in a sale/leaseback financing transaction and used $4.6 million to acquire property and equipment and property held for development. The Company obtained $5.5 million from the sale of investment securities, which was used to repay short-term borrowings. The Company obtained $4.9 million and repaid $1.0 million in long-term debt and obtained $5.1 million in short-term borrowings. As a result of these transactions during the first quarter of 1998, the Company decreased its cash position by approximately $7.1 million. As of March 31, 1998, the Company had working capital of $1.8 million compared to a working capital of $12.1 million as of December 31, 1997.

     At March 31, 1998, the Company has commitments to sell six existing communities and an office park to an independent third party and two existing communities to a related party ("Properties Held for Sale" or "Properties"). Of the $37.5 million in Properties Held for Sale, $10.1 million securing $8.5 million of related long-term debt are scheduled to be sold to an independent third party with no continuing involvement by the Company. The remaining $27.4 million in Properties securing $20.5 million of related long-term debt are scheduled to be sold to a related party with the Company retaining a 20% interest in one community and providing management services for both communities.

     CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1997. For the three months ended March 31, 1997, net cash used in operating activities was $1.4 million, primarily due to losses incurred on newly acquired and developed communities. The Company obtained $7.4 million and repaid $4.2 million in long-term debt, including refinancing $1.8 million and repaying $2.1 million in long-term debt on two assisted-living communities located in Arizona and obtained $2.0 million in short-term borrowings. The Company purchased additional property and equipment and property held for development of $10.0 million.

     On April 29, 1998, the Company finalized a $74.5 million refinancing of ten existing assisted-living communities with Deutsche Bank North America ("Deutsche"). The initial closing totaled $56.3 million relating to eight of the communities. The final $18.2 million closing is expected to occur during the second quarter 1998. The three year loan at the LIBOR rate plus 2.95% (8.6% at April 29, 1998) is secured by the individual properties.

     In December 1997, the Company purchased 25,600 shares of its common stock at an aggregate cost of $341,000. In January 1998, the Company's Board of Directors authorized a treasury stock purchase program to acquire up to an additional 500,000 shares of the Company's common stock from time to time in the open market. In April 1998, the Company's Board of Directors authorized an additional 500,000 shares of the Company's common stock to be purchased from time to time in the open market. As of May 8, 1998, the Company has purchased and retired 517,200 shares of its common stock at an aggregate cost of $5.7 million.

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

                  PART II OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     On April 24, 1998, the Company commenced a lawsuit against ARV Assisted Living Inc. ("ARV") in Superior Court of the State of California for the County of Orange alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC ("Prometheus") triggered the so-called flip-in feature of ARV's poison pill.

     The effect of the flip-in feature having been triggered by Prometheus is to require ARV to distribute to all shareholders (other than Prometheus) as of that date certificates for one Right per share. The Company believes that each Right would be exercisable for approximately 9.56 shares at a purchase price of $7.32 per share. The Rights are exercisable until August 8, 2007 and are transferable separate from the ARV common stock.

     In connection with Prometheus' initial investment in ARV in July 1997, ARV adopted a Rights Agreement (commonly referred to as a poison pill) which provides that the flip-in feature is triggered if Prometheus acquires "beneficial ownership" of 50% or more of ARV's outstanding common stock. The flip-in is a defensive feature intended to discourage accumulation of control of stock in excess of a specified level by allowing all shareholders other than the acquiror to purchase additional common stock at a 50% discount to the average closing market price of ARV's stock for the 30 trading days prior to the flip-in being triggered.

     In a Schedule 13D filing on January 20, 1998, Prometheus disclosed that on January 16th it had acquired additional shares of ARV common stock, increasing Prometheus' direct share ownership to 45% of the outstanding ARV common stock. Previous Schedule 13D filings by Prometheus disclose that Prometheus also then beneficially owned another 9% of ARV's common stock as a result of the Stockholders' Voting Agreement dated October 29, 1997, between Prometheus and certain management stockholders of ARV (collectively, the "Management Stockholders"). Under the Stockholders' Voting Agreement, each Management Stockholder agreed with Prometheus to vote its shares of ARV common stock in support of Prometheus' nominees to ARV's Board of Directors.

     The Company' complaint alleges that the Stockholders' Voting Agreement increases Prometheus' beneficial ownership from its 45% direct ownership to 54%, thereby triggering the flip-in feature of the poison pill. For purposes of determining Prometheus' beneficial ownership, the Rights Agreement treats Prometheus as beneficially owning shares held by "any other person with which Prometheus has any agreement, arrangement or understanding whether or not in writing, for the purpose of acquiring, holding, voting or disposing of any securities of ARV."

     The Company' complaint seeks the following injunctive and declaratory relief: (i) an order directing ARV to distribute Right Certificates to all holders of common stock of ARV (other than Prometheus) as of January 16, 1998; and
(ii) an order declaring that a "Trigger Event" (as defined in the Rights Agreement) occurred on January 16, 1998 when Prometheus acquired beneficial ownership of more than 50% of ARV's common stock.

     Prometheus is an investment vehicle controlled by Lazard Freres Real Estate Investors L.L.C. ("Lazard"). Lazard's activities consist principally of acting as general partner of several real estate investment partnerships affiliated with Lazard Freres & Co. LLC.

Items 2-5 are not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                                Description
10.1  Aurora Bay Agreements

      10.1 Lubbock Group, Ltd. Amended and Restated Limited
      .1   Partnership Agreement

      10.1 Operating Agreement of Aurora Bay Investments, L.L.C.
      .2   dated January 6, 1998 between Craig W. Spaulding,
           Erwin Investors I, L.L.C. and Thilo Best.

10.2 La Villita in Scottsdale Arizona, Madison Glen in Clearwater Florida, Barrington Place in Lecanto, Florida, Lodge at Mainlands in Pinnellas Park, Florida, Elm Grove Estates in Hutchinson, Kansas, Springtree in Sunrise, Florida and Mainlands Office Park. The following agreement is representative of that executed in connection with these properties.

      10.2 Purchase and Sale Agreement dated April 16, 1998
      .1   between Emeritus Properties I, Inc. and Bayside Health
           Group LLC.

27.1  Financial Data Schedule.


(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 15, 1998

                                        EMERITUS CORPORATION
                                                (Registrant)

                                          /s/ Kelly J. Price
                                  --------------------------
              Kelly J. Price, Vice President, Finance, Chief Financial Officer and Principal Accounting Officer