Form 10-Q
period 1998-06-30
EMERITUS CORP\WA\
filed 1998-08-14
CIK 1001604

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

 (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


            Commission file number   1-14012

                      EMERITUS CORPORATION
     (Exact name of registrant as specified in its charter)

               FOR THE QUARTER ENDED JUNE 30, 1998

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

                     (X) Yes         (  ) No


As of August 12, 1998, there were 10,484,050 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                      EMERITUS CORPORATION

                              Index

                 Part I.  Financial Information

Item 1.   Financial Statements:                     Page No.

          Condensed Consolidated Balance Sheets as
          of December 31, 1997 and June 30, 1998..     1

          Condensed Consolidated Statements of
          Operation for the Three Months and Six       2
          Months Ended June 30, 1997 and 1998.....

          Condensed Consolidated Statements of
          Comprehensive Operations for the Three       3
          Months and Six Months ended June 30,
          1997 and 1998...........................

          Condensed Consolidated Statements of
          Cash Flows for the Six Months ended June     4
          30, 1997 and 1998.......................

          Notes to Condensed Consolidated              5
          Financial Statements ...................

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of           7
          Operations..............................

                   Part II.  Other Information

Item 1.  Legal Proceedings.......................      14

Item 4.  Submission of Matters to a Vote of            14
         Security Holders.........................

Item 6.  Exhibits and Reports on Form 8-K.........     15

         Signatures...............................     19

Note:    Items 2, 3 and 5 of Part II are omitted
         because they are not applicable

                      EMERITUS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               December 31, 1997 and June 30, 1998
                (In thousands, except share data)

                             ASSETS

                                                                  June 30,
                                                 December 31,       1998
                                                     1997        (unaudited)
Current Assets:
  Cash and cash equivalents.....................    $  17,537     $  21,661
  Short-term investments........................       17,235         8,700
  Trade accounts receivable, net................        2,338         2,652
  Prepaid expenses and other current assets.....        5,481         7,498
  Property held for sale........................        8,202        10,550
          Total current assets..................       50,793        51,061
Property and equipment, net.....................      145,831       123,123
Property held for Development...................        2,754         3,709
Notes receivable from and investments in
affiliates......................................        6,422        11,251
Restricted deposits, less current portion.......       10,273        10,111
Other assets, net...............................       12,500        12,737
          Total assets..........................     $228,573      $211,992

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term                                         $    -       $   5,000
  borrowings....................................
  Current portion of long-term debt.............       12,815        16,322
  Margin loan on short-term investments.........        9,165         4,248
  Trade accounts payable........................        2,541         5,510
  Construction Advances - Leases................          -             512
  Accrued employee compensation and benefits....        3,713         4,923
  Other current liabilities.....................       10,485        10,371
          Total current liabilities.............       38,719        46,886
Deferred rent...................................        8,474         9,298
Deferred gain on sale of communities............       12,314        12,739
Deferred income.................................          114           183
Convertible debentures..........................       32,000        32,000
Long-term debt, less current portion... ........      108,117       111,891
Security deposits and other long-term
liabilities.....................................        1,452           553
          Total liabilities.....................      201,190       213,550

Minority interests..............................        1,176           388
Redeemable preferred stock......................       25,000        25,000
Shareholders' equity (deficit):
 Common stock, $.0001 par value. Authorized
40,000,000 shares; issued and outstanding
10,974,650 and 10,483,050 shares at December 31,
1997 and June 30, 1998, respectively............            1             1
 Additional paid-in capital.....................       44,449        38,984
 Accumulated other comprehensive income.........        4,011           151
 Accumulated deficit............................      (47,254)      (66,082)
          Total shareholders' equity (deficit)..        1,207       (26,946)
          Total liabilities and shareholders'
          equity (deficit)......................     $228,573      $211,992



   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    Three Months and Six Months Ended June 30, 1997 and 1998
                           (unaudited)
              (In thousands, except per share data)

                              Three months ended     Six months ended
                                    June 30,            June 30,
                                   1997       1998       1997        1998

Revenues:
  Community revenue............  $28,543    $35,883    $52,746    $70,026
  Other service fees...........      381        882        669      1,480
  Management fees..............       16        249         28        310
    Total operating revenues...   28,940     37,014     53,443     71,816

Expenses:
  Community operations.........   19,258     27,339     36,142     53,048
  General and Administrative...    2,748      3,277      4,955      6,478
  Depreciation and Amortization    1,482      1,331      2,567      2,898
  Rent.........................    8,123     10,434     14,986     20,734
    Total operating expenses...   31,611     42,381     58,650     83,158
    Loss from operations.......   (2,671)    (5,367)    (5,207)   (11,342)

Other income (expense):
  Interest expense, net........   (1,613)    (3,721)    (2,455)    (6,499)
  Other, net...................      436      1,888        242      2,216

    Net other expense..........   (1,177)    (1,833)    (2,213)    (4,283)

Loss before extraordinary item
and cumulative effect of change
in accounting principle........   (3,848)    (7,200)    (7,420)   (15,625)

Extraordinary item-loss on
early extinguishment of debt...
                                    -          (767)                 (767)

                                            -                     (1,319)


Cumulative effect of change in
accounting principle...........     -          -          -        (1,320)


    Net loss...................  $(3,848)   $(7,967)   $(7,420)   $(17,712)

Preferred stock dividends......                (561)                (1,116)
    Net loss to common
    shareholders...............  $(3,848)   $(8,528)   $(7,420)   $(18,828)

Loss per common share - basic
and diluted:

Loss before extraordinary item
and cumulative effect of change
in accounting principle........ $  (0.35)   $ (0.74)   $ (0.67)   $  (1.58)

Extraordinary item.............               (0.07)                 (0.07)

Cumulative effect of change in
accounting principle...........      -           -          -        (0.13)

    Loss per common share...... $  (0.35)   $ (0.81)   $ (0.67)   $  (1.78)

Weighted average number of
common shares outstanding -
basic and diluted..............   11,000     10,483     11,000      10,558




   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
    Three Months and Six Months Ended June 30, 1997 and 1998
                           (unaudited)
                         (In thousands)

                                  Three months ended   Six months ended
                                      June 30,             June 30,
                                       1997       1998      1997       1998

Net loss............................ $(3,848)   $(7,967)  $(7,420)   $(17,712)
 Other Comprehensive income
 (loss):
   Foreign currency
   translation adjustments..........       1         (8)        1          (6)
 Unrealized gains (losses)
 on investment securities:
   Unrealized holding gains(losses)
   arising during the period........      792    (1,042)      876      (3,395)
   Reclassification adjustment for
   gains included in net loss.......       -         (9)       -         (459)
     Total other comprehensive
     income (loss) .................      793    (1,059)      877      (3,860)
Comprehensive Income................  $(3,055)  $(9,026)  $(6,543)   $(21,572)

   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 1997 and 1998
                           (unaudited)
                         (In thousands)

                                                        1997        1998

Net cash used in operating activities (including
  changes in all operating assets and liabilities)... $(1,898)   $ (13,123)

Cash flows from investing activities:
  Acquisition of property and equipment.............. (14,565)      (9,013)
  Acquisition of property held for development.......  (8,119)      (1,674)
  Acquisition of property held for sale..............  (1,495)         -
  Proceeds from disposition of assets................  20,910       10,427
  Purchase of investment securities..................  (1,839)        (208)
  Sale of investment securities......................   3,207        5,421
  Construction advances - leased communities.........  14,785        7,697
  Construction expenditures - leased communities..... (23,399)      (5,832)
  Advances to affiliates................ ............  (1,275)      (2,244)
  Acquisition of interest in affiliates..............  (1,252)      (3,520)
          Net cash provided by (used in) investing
          activities................................. (13,042)       1,054

Cash flows from financing activities:
  Restricted deposits................................  (1,815)        (450)
  Proceeds from short-term borrowings, net...........   2,000        5,221
  Repayment of short-term borrowings.................     -         (5,138)
  Debt issue and other financing costs...............    (543)      (2,135)
  Proceeds from long-term borrowings.................  21,025       84,741
  Repayment of long-term borrowings.................. (15,682)     (60,634)
  Repurchase of common stock.........................     -         (5,406)
          Net cash provided by financing
          activities.................................   4,985       16,199

  Effect of exchange rate changes on cash............     -             (6)

          Net increase (decrease) in cash............  (9,955)       4,124

Cash and cash equivalents at the beginning of the      23,039       17,537
period...............................................

Cash and cash equivalents at the end of the           $13,084     $ 21,661
period...............................................












   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

  The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, ("the Company") for the periods presented.


  The Company presumes that users of the interim financial information herein have read or have access to the Company's 1997 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 Form 10-K filed March 30, 1998 by the Company under the Securities Act of 1934, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

  During the quarter ended June 30, 1998, the Company sold its interest in a controlled subsidiary and effected a partial
  sale  of  its  interest in a partnership.   As  a  result,  the
  Company has consolidated the financial statements of these entities to the date its ownership became less than 50%, and has carried its remaining investment in the partnership on the equity basis subsequent to that date.

  Certain reclassifications of the 1997 amounts have been made to conform to the 1998 presentation.

2.   Acquisitions

  During the six months ended June 30, 1997, the Company completed four acquisitions of assisted-living and independent-living communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill or identifiable intangibles were recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisitions. Summary information concerning the acquisitions is as follows:

                                                Total
   Communities Acquired    Acquisition      Purchase price      Units
                               Date

   Villa Del Rey........    March 1997         $ 4,252            84
   La Casa Communities       May 1997           33,062           473
   (1)..................
   Total................                       $ 37,314          557

     (1) Consists of three long-term care communities located in Florida.

     The foregoing purchases have generally been financed through borrowings.

  During the six months ended June 30, 1997, the Company completed the acquisition of three communities through lease financing transactions with a Real Estate Investment Trust
  (REIT), pursuant to which the REIT leased such communities to the Company under operating leases. The results of operations
  of   the  communities  acquired  have  been  included  in   the
  Company's consolidated financial statements from the dates the leases commenced.

                      Lease     Initial   Renewal      Annual
     Communities   Acquisition   Lease    Oprions       Rent     Units
       Leased         Date       Term

   Texas           April 1997     15     Three five- $2,174,328   411
   Communities...                years      year

  Consists of three long-term care communities in Texas.

                      EMERITUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                           (Continued)

  The Company has a letter of intent with a REIT relating to sale/leaseback financing of $100 million for newly purchased facilities and a similar arrangement with the REIT for an additional $100 million financing for the newly purchased facilities. At June 30, 1998 approximately $54.3 million of such financing remains available to the Company.

  The following summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions, acquisitions through lease financings and sale/leaseback financings had been consummated as of January 1, 1997, after including the impact of certain adjustments such as depreciation on assets and interest expense on acquisition financing.

                  Three months ended    Six months ended
                  June 30, 1997         June 30, 1997

                   (in thousands, except per share data)


   Revenue.......       $29,791              $58,374

   Net loss......        (3,912)              (6,359)

   Pro forma net
   loss..........        $(0.36)              $(0.58)

  The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented. In addition, they are not intended to be a projection of future results of operations.

3.   Dispositions

  In June, the Company completed the disposition of three assisted-living communities to a related party. The Company has a management interest in each community through a long-term management contract.

4.   Property Held For Sale

  As  of  June 30, 1998, the Company has commitments to sell  six
  assisted-living   communities  and  an  office   park   to   an
  independent third party, and is offering another in the marketplace.

5.   New Accounting Standards

  In April 1997, the Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. This statement provides guidance on financial reporting for start-up costs and organization costs and requires such costs to be expensed as incurred. The Company elected early adoption of this statement effective January 1, 1998 and has reported a charge of $1,320,000 for the cumulative effect of this change in accounting principle through the first quarter of 1998. In addition, the adoption of SOP 98-5 resulted in the Company expensing approximately $554,000 in start-up costs in the second quarter of 1998.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company adopted SFAS 130 effective January 1, 1998.

6.   Loss Per Share

Loss per common share on a dilutive basis has been calculated without consideration of 1,962,945 and 3,869,322 common shares on June 30, 1997 and 1998, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.
                                6

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, including without limitation, statements containing the words "believes," "anticipates," "intends" and similar expressions. Such statements involve known and unknown risks and uncertainties and other factors which may cause actual results, performance or achievements expressed or implied to differ materially from those projected. Factors that could cause actual results to differ from expectations include, but are not limited to 1) significant changes in senior management and skilled personnel, 2) significant changes in occupancy levels at the communities, 3) the Company's ability to meet debt and lease obligations, 4) significant liability claims, and 5) competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect recent events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                            OVERVIEW

The Company believes that it is one of the largest providers of assisted-living services in the United States. The Company's revenues are derived primarily from rents and service fees charged to its residents. For the six months ended June 30, 1997 and 1998, the Company generated total operating revenues of $53.4 million and $71.8 million, respectively. For the six months ended June 30, 1997 and 1998, the Company generated losses of $7.4 million and $15.6 million (excluding an extraordinary loss and a charge related to the cumulative effect of a change in accounting principle in 1998), respectively. As of June 30, 1998, the
Company's accumulated deficit was $66.1 million and its total shareholders' deficit was $26.9 million. The Company's losses result from a number of factors. These factors include, but are not limited to 1) the acquisition and development in 1996 and subsequent periods of a number of communities that have incurred operating losses during the initial 12 to 24 month rent-up phase,
2) lower than expected occupancy percentages at the Company's stabilized communities, 3) financing costs arising from sale/leaseback transactions and mortgage financing and refinancing transactions at proportionately higher levels of debt, and 4) increased administrative and corporate expenses resulting from a restructuring of the Company's operations and marketing required by rapid growth.

The Company's operating strategy is to increase operating margins at each acquired or newly developed community. This is accomplished primarily by increasing occupancy levels, retaining residents longer by offering a range of service options, increasing revenues through modifications in rate structures where appropriate, and identifying opportunities to create operating efficiencies and reduce costs.

As of August 12, 1998, the Company held ownership, leasehold or management interests in 109 residential communities (the "Operating Communities") consisting of approximately 9,600 units with the capacity of over 11,000 residents, located in 27 states. Additionally, the Company holds a minority interest in Alert Care Corporation ("Alert Care"), an Ontario, Canada based owner and operator of 26 assisted-living communities consisting of approximately 1,400 units with a capacity of approximately 1,600 residents. As of August 12, 1998, the Company's ownership of Alert Care was 31.3%. Including Alert Care, the Company holds an interest in 135 Operating Communities consisting of approximately 11,000 units with a capacity of over 12,600 residents. Of the 109 Operating Communities, 17 newly developed communities were opened during 1997 and six have been opened thus far in 1998. The Company leases 74 of the Operating Communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 17 communities, manages or provides administrative services for 12 communities and has a partnership interest or joint venture in six communities.
The Company has begun efforts to explore international development and acquisition possibilities in Japan and Canada. The Company's investment in Alert Care in Ontario, Canada represents a significant initial investment in the assisted-living industry in Canada. The Company has also entered into a joint venture with Sayno Electric Company, Ltd. of Osaka, Japan to provide assisted living services in Japan. The Company anticipates completion of the first assisted-living community in Japan by 2000.

The Company currently has commitments to dispose of six communities and an office park to an independent third party. This sale is anticipated to close in the third quarter of 1998. The six communities represent approximately 750 units and have a capacity of approximately 900 residents. The combined net loss attributable to the six communities for the six months ended June 30, 1998 was approximately $1.9 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

During the second quarter, the Company disposed of interests in three communities to a related party, but will retain long-term management agreements with respect to each community. The combined net loss attributable for these communities for the six months ended June 30, 1998 was approximately $1.5 million. The Company retains a 20% interest in one community and holds notes that are convertible into a 20% interest in one other community.

The Company owns, has a leasehold interest in, management interest in or has acquired an option to purchase development sites for 20 new assisted-living communities (the "Development Communities"). The Company has opened five newly developed communities in the six months ended June 30, 1998. Ten Development Communities are currently under construction, seven of which are scheduled to open during the remainder of 1998.

Assuming completion of the Development Communities scheduled to open throughout 1998, excluding the communities held for sale and including the minority interest in Alert Care, the Company will own, lease, have an ownership interest in or manage 135 properties in 28 states and Canada, containing an aggregate of approximately 10,900 units with capacity of over 12,400 residents. There can be no assurance, however, that the Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control.

     The following table sets forth a summary of the Company's property interests.

                     As of December 31,    As of December 31,      As of June 30,
                            1996                  1997                  1998
                     Buildings  Units     Buildings    Units      Buildings  Units
Owned                     15    1,485           19       2,099         17   1,727
Leased                    53    4,165           76       6,124         78   6,278
Managed                    1       83            4         327         10   1,204
Joint                      2      162            1         140          1     100
Venture/Partnership
     Sub Total            71    5,895          100       8,690        106   9,309

     Annual Growth       196%     170%          41%         47%        12%     14%
     Rate*

Pending                    8    1,028          -           -            1      96
Acquisitions
New Developments          27    2,296           26       2,483         21   2,010
Minority Interest         17      959           22       1,248         26   1,383
     Total               123   10,178          148      12,421        154  12,798

     Annual Growth        95%      96%          20%         22%         8%      6%
     Rate*

* Annual growth rates at June 30, 1998 represent annualized rates based on the six month period then ended.



















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

                                                                    Period to Period
                                                             Percentage Increase (Decrease)
                             Percentage of Revenues            Three Months      Six Months
                        Three Months      Six Months Ended         Ended             Ended
                           Ended
                                              June 30,            June 30,         June 30,
                          June 30,
                       1997     1998      1997      1998        1997-1998        1997-1998

Revenues............
                      100.0%   100.0%    100.0%    100.0%             27.9%           34.4%

Expenses:
 Community                                                            42.0
 operations.........   66.5     73.9      67.6      73.9                              46.8
 General and                                                          19.3
 administrative.....    9.5      8.8       9.3       9.0                              30.7
 Depreciation and
 amortization.......    5.1      3.6       4.8       4.0             (10.2)           12.9

 Rent...............   28.1     28.2      28.0      28.9              28.5            38.4
   Total operating
   expenses.........  109.2    114.5     109.7     115.8              34.1            41.8
   Loss from
   operations.......   (9.2)   (14.5)     (9.7)    (15.8)            100.9           117.8
Other income
(expense):
  Interest                                                           130.6           164.7
  expense, net......   (5.6)   (10.0)     (4.6)     (9.1)
  Other, net........                                                 333.0           816.1
                        1.5      5.1       0.5       3.1
   Net other expense                                                  55.7             93.5
                       (4.1)    (4.9)     (4.1)     (6.0)
   Loss before                                                        87.1            110.6
   Extraordinary      (13.3)   (19.4)    (13.8)    (21.8)
   item.............
Extraordinary                                                        100.0            100.0
item................            (2.1)               (1.1)
Cumulative effect of                                                                  100.0
change..............                                (1.8)

    Net loss........
                      (13.3)%  (21.5)%   (13.8)%   (24.7)%          (107.0)%        (138.7)%

Six months ended June 30, 1998 Compared to six months ended June
30, 1997

Revenues:  Total operating revenues for the six months ended June
30,  1998  increased  34% or $18.4 million  from  the  comparable period  in  1997.  The increase is primarily a result of  1)  the opening  of additional communities during and subsequent  to  the second quarter of 1997 and 2) increases in average occupancy  net occupied  units  at communities operated for more than one  year.
For   the   first  six  months  of  1998,  however,  the  Company
experienced  a decline in average occupancy to 70% from  73%  for the  first  six  months  of  1997 primarily  as a  result  of  newly developed  communities opened since June 30, 1997.  Occupancy  at the  end  of  the second quarter, as distinguished  from  average occupancy during the period, had risen to 74% as of June 30,  1998 compared with 71% as of June 30, 1997.

Community Operations:  Expenses for community operations for  the six months ended June 30, 1998 increased by 47% or  $16.9 million from  the comparable period in 1997primarily due to the Company's opening of 16 operating communities subsequent to June 30,  1997.
As  a  percentage  of  total  revenues,  expenses  for  community operations  was  74%  for the six months  ended  June  30,  1998, compared  to  68% for the six months ended June  30,  1997.  This increase  reflects  of  1)  higher  marketing  expenses,  2)  the expensing  of start-up and organization costs in accordance  with
SOP  98-5  which had previously been deferred and  amortized,  3)
real  estate  taxes  related to newly opened communities  in  the start-up  phase  of  operations, 4) increased  labor  and  health
insurancecosts,  as well as increased operating  expense   levels
generally.

General  and Administrative:  As a percentage of total  operating
revenues,   G&A   expenses  remained  relatively   unchanged   at
approximately 9% for the six months ended June 30, 1998 and 1997.
The increase of $1.5 million is primarily attributable to greater personnel  and travel costs related to the growth in the  Company from  the  comparable period in 1997.  G&A costs are expected  to continue  to increase proportionally with revenues and  community operations  at  least  through 1998 as the Company  continues  to develop new communities.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

Depreciation and Amortization:  Depreciation and amortization for the  six  months ended June 30, 1998 were  4% or $2.9 million  of total operating revenues, compared to 5% or $2.6 million of total
operating  revenues,  for the comparable  period  in  1997.   The
increase  was  primarily  due to the  Company's  opening  of  new developments  and  the acquisition of communities  owned  by  the
Company, net of communities sold subsequent to the second quarter of 1997.  The Company owned 17 of its 106 communities at June 30,
1998, compared to 16 of 90 owned at June 30, 1997.

Rent:  Rent expense as a percentage of revenue was 29% as of June
30,  1998  compared with 28% for the comparable period  in  1997.
Rent  expense  for the six months ended June 30, 1998  was  $20.7 million,  representing an increase of $5.7 million, or  38%  from the  comparable period in 1997.  The increase is attributable  to the  opening of newly developed leased communities in the fill-up stage. The Company expects an occupancy fill-up period of  12  to
24  months  for a newly developed community.  As the  fill-up  of
newly  developed  communities  continues,  rent  expense   as   a
percentage  of  revenue  is expected to  decrease.   The  Company
leased  78 communities as of June 30, 1998, compared with  67  at
June 30, 1997.

Interest  Expense, Net: Interest expense, net  as  a  percent  of revenues  was 9% for the six months ended June 30, 1998  compared
with  5%  from  the  six months ended June  30,  1997.   Interest
expense,  net,  for the six months ended June 30, 1998  increased
$4.0  million  from the comparable period in 1997.  The  increase
was   primarily   due   to   four  additional   mortgage-financed
communities subsequent to the second quarter of 1997.

Other,  Net:  Other, net, for the six months ended June 30,  1998
increased  $2.0 million from the comparable period in 1997.   The
increase  is  primarily attributable to a gain  on  the  sale  of securities and a gain on the disposition  of three communities.

Extraordinary Item:  The Company recognized an extraordinary loss of  approximately $767,000 for the period ended  June  30,  1998.
This  loss  is a result of the write-off of loan fees  and  other
related   costs  that  are  a  result  of  the  Company's   early
extinguishment of debt due to refinancing 10 communities.

Cumulative Effect of Change in Accounting Principle: The Company incurred a cumulative effect of a change in accounting principle of $1.3 million relating to the early adoption of SOP 98-5 which requires that costs of start-up activities and organization costs be expensed as incurred. The Company does not expect this statement to materially impact total operating expenses. However, future capitalized and amortized start-up costs will be expensed to community operations as incurred.

Three  months ended June 30, 1998 Compared to three months  ended
June 30, 1997

Revenues:   Total operating revenues for the three  months  ended
June  30,  1998 increased 28% or $8.1 million from the comparable period  in  1997. The increase is primarily a result  of  1)  the opening  of  additional  newly developed communities  during  and subsequent  to  the second quarter of 1997 and  2)  increases  in average occupancy at communities operated for more than one year.

Community Operations:  Community operating expenses for the three months  ended  June  30, 1998 increased 42% from  the  comparable period  in  1997 to $27.3 million primarily due to the  Company's addition  of 15 operating communities.  As a percentage of  total operating revenues, community operating expenses increased to 74%
for  the three months ended June 30, 1998 compared to 67% for the three  months  ended  June 30, 1997. This  increase  reflects  1)
higher  marketing  expenses  2) the  expensing  of  start-up  and organization  costs  in  accordance  with  SOP  98-5,  which  had previously  been  deferred and amortized, 3)  real  estate  taxes related  to  newly-opened communities in the  start-up  phase  of
operations, 4) increased labor  and health insurance  costs,   as
well as  increased operating expense levels generally.

General  and  Administrative: As a percentage of total  operating
revenues   G&A   expenses   remained  relatively   unchanged   at
approximately  9% for the three months ended June  30,  1998  and
1997.   The  increase  of $500,000 is primarily  due  to  greater
personnel  and travel costs related to the growth in the  Company from the comparable period in 1997.



   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

Depreciation and Amortization:  Depreciation and amortization for the three months ended June 30, 1998 were $1.3 million, or 4%  of total operating revenues, compared to $1.5 million or 5% of total operating revenues for the comparable period in 1997.
Rent:   Rent  expense as a percentage of revenue  for  the  three
months  ended  June  30, 1998 was 28% or $10.4 million,  compared with 28% or $8.1 million for the comparable period in 1997..  The increase in rent expense is due to the opening of newly developed leased communities in the fill-up stage.  The Company expects  an occupancy fill-up period of 12 to 24 months for a newly developed
community.    As   occupancy  at  newly   developed   communities
increases,  rent  expense  as  a percentage  of  total  operating
revenue   is  expected  to  decrease.   The  Company  leased   78
communities  as of June 30, 1998, compared with 67  at  June  30,
1997.

Interest  Expense, Net: Interest expense, net as a percentage  of total  operating revenue was 10% for the three months ended  June
30,   1998  compared  with  6%  for  the  comparable  period   in
1997Interest  expense, net for the three months  ended  June  30,
1998  increased $2.1 million from the comparable period in  1997.
The  increase  is  primarily  due to  four  additional  mortgage-
financed communities subsequent to the second quarter of 1997.

Other, Net: Other, net, for the three months ended June 30, 1998 increased $1.5 million from the comparable period in 1997. The increase is primarily attributable to a gain on disposition of three communities.

Extraordinary Item: The Company recognized an extraordinary loss of $767,000 for the period ended June 30, 1998. This loss is a result of the write-off of loan fees and other related costs that are a result of the Company's early extinguishment of debt due to refinancing 10 communities.

Same Community Comparison

The  Company  operated  69 communities ("Same  Community")  on  a comparable basis during both the six months ended June  30,  1997 and  1998.  The Same Communities represented $26.2 million or 71%
of  the  Company's total revenue for the second quarter of  1998.
Same  Community  revenues  increased by  $2.1  million  from  the comparable  quarter ended June 30, 1997. The increase in  revenue is  attributable to increased occupancy, monthly rate  increases,
and  greater  services offered at the communities.   Net  pre-tax
losses,  before corporate overhead, decreased from  approximately
$193,000 to $95,000 from the quarter ended June 30, 1997  to  the quarter ended June 30, 1998.  Net operating margins decreased  to
32%  compared  to 36% for the quarter ended June 30,  1997.   The
decline  in  net operating margins is primarily attributed  to  a general increase in on-going community level expenses, which  were primarily labor costs.

Same Community revenue per unit increased
4% from approximately $1,949 per month for the quarter ended June
30, 1997 to $2,028 per month for the quarter ended June 30, 1998.
In addition, the average occupancy increased to 82% during the six months ended June 30, 1998 compared to 78% for the comparable period last year.






















   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)


The following table sets forth a comparison of Same Community results of operations before corporate overhead for the three months ended June 30, 1997 and 1998.

                                     Three months Ended June 30,
                                           (In thousands)

                                                  Dollar       Percentage
                            1997       1998       Change         Change

Revenue.................   $24,145    $26,249      $2,104              9  %
Community operating
expense.................    15,522     17,815       2,293             15
   Community operating
   income...............     8,623      8,434        (189)            (2)
Depreciation and
amortization............       975        598        (377)           (39)

Rent....................     7,061      7,304         243              3
     Operating
     income.............       587        532         (55)            (9)

Interest expense, net...
                               785        730         (55)            (7)
Other income
                                 5        103          98          1,960
     Pre-tax income
    (loss)..............    $ (193)    $  (95)     $   98            (51)%

For the quarter ended March 31, 1998, the company operated 59 Same Communities. Revenues for these 59 communities were $23.2 million and $23.4 million for the quarter ending March 31, 1998 and June 30, 1998, respectively. Community operating expenses increased by 2% to $15.7 million in the quarter ended June 30, 1998 from the quarter ended March 31, 1998. Pre-tax income, before corporate overhead, for the quarter ended March 31, 1998 was $497,000, compared with income of $416,000 for the quarter ended June 30, 1998. Average occupancy for the 59 Same Communities was 82% and 83% for the first and second quarters of 1998, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 1998, net cash used in operating activities was $13.1 million compared with $1.9 million for the comparable period in the prior year. For the six months ended June 30, 1998, the primary component of cash used in operating activities was the net loss of $17.7 million. For the six months ended June 30, 1997, the net cash used in operating activities was primarily due to the net loss for the period.

Net cash provided by investing activities was $1.1 million for the six months ended June 30, 1998 reflecting $10.4 million in proceeds from the disposition of three communities and $10.7 million used in acquisitions of property held for development and property and equipment. Net cash used in investing activities for the six months ended June 30, 1997 was $5.5 million, primarily as a result of construction expenditures for future communities and refurbishments completed on existing communities.

For the six months ended June 30, 1998, net cash provided by financing activities was $16.2 million, reflecting the refinancing of ten existing assisted-living communities with Deutsche Bank North America in the second quarter of 1998 for $73.2 million. The new loans paid off existing debt of $60.3 million.

For the six months ended June 30, 1997, net cash provided by financing activities was $4.3 million. primarily the result of refinancing of existing assisted-living communities.

In December 1997, the Company purchased 25,600 shares of its common stock at an aggregate cost of $341,000. In January 1998, the Company's Board of Directors authorized a stock purchase program to acquire up to 500,000 shares of the Company's common stock in the open market. In April 1998, the Company's Board of Directors authorized 500,000 additional shares of the Company's common stock to be purchased in the open market. As of August 12, 1998, the Company has purchased and retired 517,200 shares of its common stock at an aggregate cost of $5.7 million. In July and August of 1998, the Company purchased 2,450,000 shares of Alert Care for $1.7 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

The Company has been, and expects to continue to be, dependent on third-party financing for its acquisition and development programs. There can be no assurance that financing for the Company's acquisition and development programs will be available to the Company on acceptable terms. In part, the Company's future capital needs depend on refinancing existing loans and arranging sale/leaseback financing for existing assisted-living communities that have achieved stabilized occupancy rates, resident mix and operating margins after initial development or repositioning. There can be no assurance that the Company will generate sufficient cash flow during such time to fund its working capital, rent, debt service requirements or growth. In such event, the Company would have to seek additional financing through debt or equity offerings, bank borrowings or other sources.

                       Impact of Inflation

To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's future revenues and operating income due to the Company's dependence on its senior resident population, most of whom rely on relatively fixed incomes to pay for the Company's services. The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition. Based on this, the Company's ability to increase revenues in proportion to increased operating expenses may be limited. The Company typically does not rely to a significant extent on governmental reimbursement programs. In pricing its services, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to respond to inflationary pressures in the future.

                       Impact of Year 2000

Concerns  surrounding the Year 2000 are the  result  of  computer programs being written using two digits rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in major system failure or miscalculations. The Company has completed a review of its financial systems to identify those systems that could be affected by the "Year 2000" and has obtained representation from applicable vendors that such systems are Year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk is not applicable.

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

The effect of the flip-in feature having been triggered by Prometheus is to require ARV to distribute to all shareholders (other than Prometheus) certificates for one Right per share owned on January 16, 1998. The Company believes that each Right would be exercisable for approximately 9.56 shares at a purchase price of $7.32 per share. The Rights are exercisable until August 8, 2007 and are transferable separate from the ARV common stock.

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

Items 2-3 are not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 20, 1998. The following summarizes all matters voted on at the meeting:

     (a)  To elect three directors into Class II of the Company's
          Board of Directors for a three year term.

                                             Votes Cast
        Nominee                     For       Against    Withheld

        Tom A. Alberg            9,942,365       -       224,495
        Raymond R. Brandstrom    9,956,990       -       209,870
        David T. Hamamoto        9,932,950       -       233,910

     (b)  To approve the 1998 Employee Stock Purchase Plan.


             For      Against   Abstain    Non-Votes
          10,069,291   64,213    33,356     316,190

     (c)  To amend the 1995 Stock Incentive Compensation Plan.


             For      Against   Abstain    Non-Votes
          9,145,475   969,222    52,163     316,190


     (d) To ratify the appointment of KPMG Peat Marwick as the Company's independent public accountant's for the fiscal year 1998.

             For      Against   Abstain    Non-Votes
          10,133,953   15,483    17,424     316,190

In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, no later than 60 days prior to the date of such annual meeting (or, if the Company provides less than 60 days notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after February 27, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal

     Item 5 is not applicable.

     Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION

     10.1 Development Properties in Flagstaff, Arizona, North Phoenix,
               Arizona and Washington County, Maryland. The following agreement is representative of those executed in connection with these properties.

               10.1.1    Leasehold Improvement Agreement dated
                         May 12, 1998 between Emeritus Properties
                         I, Inc. ("Lessee") and Meditrust Company
                         LLC ("Lessor").

     10.2 River Oaks in Englewood, California, Stanford Center in
               Alamonte Springs, La Casa Grande in New Port Richey, Florida, Silver Pines in Cedar Rapids, Iowa, Villa Del Rey in Escondido, California, Spring Meadows in Bozeman, Montana, Juniper Meadows in Lewiston, Idaho and Fulton Villa in Stockton, California.

               10.2.1    Credit Agreement dated April 29, 1998
                         between Emeritus Properties II, Inc.,
                         Emeritus Properties V, Inc., and
                         Emeritus Properties VII, Inc.
                         ("Borrowers") and Deutsche Bank AG, New
                         York Branch ("Lender").

               10.2.2    Amended and Restated Guaranty and
                         Limited Indemnity Agreement dated June
                         30, 1998 between Emeritus Corporation
                         ("Guarantor") and Deutsche Bank AG
                         ("Lender").

               10.2.3    Amendment to Credit Agreement and
                         Restatement of Article IX dated June 30,
                         1998 between Emeritus Properties II,
                         Inc., Emeritus Properties III, Inc.,
                         Emeritus Properties V and Emeritus
                         Properties VII, Inc. (together
                         "Borrowers") and Deutsche Bank AG
                         ("Lender").

               10.2.4 Guaranty and Limited Indemnity Agreement dated April 29, 1998 between Emeritus Corporation ("Grantor") and Deutsche Bank AG, New York Branch ("Lender").

               10.2.5    Promissory Note dated June 30, 1998
                         between Emeritus Properties III, Inc.
                         ("Borrower") and Deutsche Bank AG, New
                         York Branch ("Lender").

               10.2.6 Future Advance Promissory Note dated April 29, 1998 between Emeritus Properties V, Inc. ("Borrower") and Deutsche Bank AG, New York Branch ("Lender").

     10.3      Cooper George in Spokane, Washington.

               10.3.1 Deed of Trust, Trust Indenture, Assignment, Assignment of Rents, Security Agreement, Including Fixture Filing and Financing Statement dated June 30, 1998 between Cooper George
                         Partners       Limited       Partnership
                         (`Grantor"),  Chicago  Title   Insurance
                         Company  ("Trustee") and  Deutsche  Bank
                         AG, New York Branch ("Beneficiary").

               10.3.2    Partnership Interest Purchase Agreement
                         dated June 4, 1998 between Emeritus Real
                         Estate LLC IV ("Seller") and Columbia
                         Pacific Master Fund 98 General
                         Partnership ("Buyer").

               10.3.3 Credit Agreement dated June 30, 1998 between Cooper George Partners Limited Partnership ("Borrower") and Deutsche Bank AG, New York Branch ("Lender").

               10.3.4    Amended and Restated Agreement of
                         Limited Partnership of Cooper George
                         Partners Limited Partnership dated June
                         29, 1998 between Columbia Pacific Master
                         Fund '98 General Partnership, Emeritus
                         Real Estate IV, L.L.C. and Bella Torre
                         De Pisa Limited Partnership.

               10.3.5 Agreement to Provide Management Services To An Independent and Assisted Living Facility dated June 30, 1998 between Cooper George Limited Partnership ("Owner") and Emeritus Corporation ("Manager").

               10.3.6 Guaranty and Limited Indemnity Agreement dated June 30, 1998 between Daniel R.
                         Baty ("Guarantor") and Deutsche Bank AG,
                         New York Branch ("Lender").

               10.3.7    Promissory Note dated June 30, 1998
                         between Cooper George Limited
                         Partnership ("Borrower") and Deutsche
                         Bank, AG, New York Branch ("Lender").

     10.4      Vickery Towers in Dallas, Texas.

               10.4.1 Partnership Interest Purchase and Sale Agreement dated June 4, 1998 between ESC GP II, Inc. and Emeritus Properties IV, Inc. (together "Seller") and Columbia Pacific Master Fund 98 General Partnership and Daniel R. Baty (together "Purchaser").

               10.4.2    Amended and Restated Agreement of
                         Limited Partnership of ESC II, LP dated
                         June 30, 1998 between Columbia Pacific
                         Master Fund '98 General Partnership and
                         Daniel R. Baty.

               10.4.3    Agreement to Provide Management Services
                         To An Independent and Assisted Living
                         Facility dated June 30, 1998 between ESC
                         II, LP ("Owner") and ESC III, LP
                         ("Manager").

     10.5      Development properties in Flagstaff, Arizona and
               Washington County, Maryland. The following agreement is representative of that executed in connection with these properties.

               10.5.1    Facility Lease Agreement dated May 12,
                         1998 between Meditrust Company LLC
                         ("Lessor") and Emeritus Properties I,
                         Inc. ("Lessee").

     10.6 Laurel Place in San Bernadino, California and development property in Phoenix, Arizona. The following agreement is representative of that executed in connection with these properties.

               10.6.1    Facility Lease Agreement dated February
                         27, 1998 between Meditrust Acquisition
                         Corporation I ("Lessor") and Emeritus
                         Properties I, Inc. ("Lessee").

     10.7      Courtyard at the Willows in Puyallup, Washington

               10.7.1    Deed of Trust, Trust Indenture,
                         Assignment, Assignment of Renta,
                         Security Agreement, Including Fixture
                         Filing and Financing Statement dated
                         June 30, 1998 between Emeritus
                         Properties III, Inc. ("Grantor") and
                         Chicago Title Insurance Company
                         ("Trustee") and Deutsche Bank AG, New
                         York Branch ("Beneficiary").

               10.7.2 Mortgage, Open-End Mortgage, Advance Money Mortgage, Trust Deed, Deed Of Trust, Trust Indenture, Assignment, Assignment of Rents, Security Agreement, Including Fixture Filing and Financing Statement dated June 30, 1998 between Emeritus Properties III, Inc ("Grantor, Mortgagor") and Deutsche Bank, AG, New York Branch.

     10.8 Silver Pines in Cedar Rapids, Iowa, Spring Meadows in
               Bozeman, Montana and Juniper Meadows in Lewiston, Idaho.

               10.8.1    Promissory Note dated April 29, 1998
                         between Emeritus Properties II
                         ("Borrower") and Deutsche Bank AG, New
                         York Branch.

     10.9 Richland Gardens in Richland, Washington, Woodway Inn in Tacoma Washington, The Pines of Goldsboro in Goldsboro, North Carolina, Silverleaf Manor in Meridian, Mississippi and Wilburn Gardens in Fredericksburg, Virginia. The following agreement is representative of those executed in connection with these properties.

               10.9.1    Agreement To Provide Management Services
                         To An Assisted Living Facility dated
                         February 2, 1998 between Richland
                         Assisted, L.L.C. ("Owner") and Acorn
                         Service Corporation ("Manager").

     10.10 Richland Gardens in Richland, Washington, The Pines of Goldsboro in Goldsboro, North Carolina, Silverleaf Manor in Meridian, Mississippii, Wilburn Gardens in Fredericksburg, Virginia and Park Lane in Toledo, Ohio. The following agreement is representative of those executed in connection with these properties.

               10.10.1   Marketing Agreement dated February 2,
                         1998 between Acorn Service Corporation
                         ("Acorn") and Richland Assisted, L.L.C.
                         ("RALLC").

     10.11 Amendments to Senior Management Agreements entered into between the registrant and each of the following individuals:

               10.11.1   Ray Brandstrom

               10.11.2   Gary Witte

               10.11.3   Frank Ruffo

               10.11.4   Sarah Curtis

               10.11.5   Kelly Price

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the six months ended June 30, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 14, 1998

                                             EMERITUS CORPORATION
                                                     (Registrant)



                   Kelly J. Price, Vice President, Finance, Chief
               Financial Officer and Principal Accounting Officer