Form 10-Q
period 1998-09-30
EMERITUS CORP\WA\
filed 1998-11-13
CIK 1001604

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

     For the quarterly period ended September 30, 1998.

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number   1-14012

                      EMERITUS CORPORATION
     (Exact name of registrant as specified in its charter)

            FOR THE QUARTER ENDED SEPTEMBER 30, 1998

          WASHINGTON                              91-1605464
(State or other jurisdiction of incorporation or organization)
(I.R.S Employer Identification No.)

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

                     (X) Yes         (  ) No


As of November 5, 1998, there were 10,484,050 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                      EMERITUS CORPORATION

                              Index

                 Part I.  Financial Information


Item 1.   Financial Statements:                           Page No.

          Condensed Consolidated Balance Sheets as of
          December 31, 1997 and September 30, 1998.....       1

          Condensed Consolidated Statements of
          Operations for the Three Months and Nine
          Months Ended September 30, 1997 and 1998.....       2

          Condensed Consolidated Statements of
          Comprehensive Operations for the Three and
          Nine Months ended September 30, 1997 and
          1998.........................................       3

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months ended September 30,
          1997 and 1998................................       4

          Notes to Condensed Consolidated Financial
          Statements...................................       5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...................................       7

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk..................................      13

                   Part II.  Other Information

Item 6.   Exhibits.....................................      14

          Signature....................................      15

Note: Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable

                      EMERITUS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
            December 31, 1997 and September 30, 1998
                (In thousands, except share data)

                             ASSETS

                                                                September 30,
                                                  December 31,      1998
                                                      1997       (unaudited)
Current Assets:
  Cash and cash equivalent.......................   $ 17,537      $   9,550
  Short-term investments.........................     17,235          5,225
  Trade accounts receivable, net.................      2,338          2,645
  Prepaid expenses and other current assets......      5,481          9,846
  Property held for sale.........................      8,202          8,944
          Total current assets...................     50,793         36,210
Property and equipment, net......................    145,831        125,859
Property held for development....................      2,754          3,047
Notes receivable from and investments in               6,422         10,243
affiliates.......................................
Restricted deposits, less current portion........     10,273         10,212
Other assets, net................................     12,500         12,439
          Total assets...........................  $ 228,573      $ 198,010

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Short-term borrowings.........................  $      -          $ 5,000
  Current portion of long-term debt.............      12,815         10,966
  Margin loan on short-term investments.........       9,165          2,997
  Trade accounts payable........................       2,541          5,869
  Accrued employee compensation and benefits....       3,713          3,656
  Other current liabilities.....................      10,485         10,194
          Total current liabilities.............      38,719         38,682
Deferred rent...................................       8,474          9,601
Deferred gain on sale of communities............      12,314         12,599
Deferred income.................................         114            243
Convertible debentures..........................      32,000         32,000
Long-term debt, less current portion............     108,117        117,763
Security deposits and other long-term
liabilities.....................................       1,452            443
          Total liabilities.....................     201,190        211,331

Minority interests..............................       1,176            147
Redeemable preferred stock......................      25,000         25,000
Shareholders' Equity (Deficit):
 Common stock, $.0001 par value. Authorized
 40,000,000 shares; issued and outstanding
 10,974,650 and 10,484,050 shares at December
31, 1997 and September 30, 1998, respectively...           1              1
 Additional paid-in capital.....................      44,449         38,995
 Accumulated other comprehensive income (loss)..       4,011         (3,684)
 Accumulated deficit............................     (47,254)       (73,780)
          Total shareholders' equity (deficit)..       1,207        (38,468)
          Total liabilities and shareholders'
          equity (deficit)......................    $228,573       $198,010




   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 Three Months and Nine Months Ended September 30, 1997 and 1998
                           (unaudited)
              (In thousands, except per share data)

                      Three months ended           Nine months ended
                          September 30,              September 30,
                               1997          1998         1997         1998

Revenues:
  Community revenue........   $ 31,149      $ 38,124     $ 83,895    $ 108,150
  Other service fees.......        344           621        1,013        2,101
  Management fees..........         32           236           60          546
          Total operating
           revenues........     31,525        38,981       84,968      110,797

Expenses:
  Community operations.....     22,605        28,475       58,890       81,523
  General and
   administrative..........      2,905         3,408        7,724        9,886
  Depreciation and
   amortization............      1,891         1,437        4,458        4,335
  Rent.....................      9,486        10,560       24,717       31,294
          Total operating
           expenses........     36,887        43,880       95,789      127,038
          Loss from
           operations......     (5,362)       (4,899)     (10,821)     (16,241)

Other income (expense):
  Interest expense, net....     (2,161)       (3,171)      (4,616)      (9,670)
  Other, net...............        114           939          600        3,155
          Net other
           expense.........     (2,047)       (2,232)      (4,016)      (6,515)
Loss before extraordinary
 item and cumulative
 effect of change in
 accounting principle......   $ (7,409)    $ (7,131)    $ (14,837)  $ (22,756)

Extraordinary item.........         -            -             -         (767)


Cumulative effect of change
 in accounting principle...         -            -             -       (1,320)
          Net loss.........   $ (7,409)    $ (7,131)    $ (14,837)  $ (24,843)

Preferred stock
 dividends.................         -          (567)           -       (1,683)
          Net loss to
           common
           shareholders....   $ (7,409)     $ (7,698)   $ (14,837)  $ (26,526)

Loss per common share -
 basic and diluted:

Loss before extraordinary
 item and cumulative
 effect of change in
 accounting principle......  $   (0.67)    $  (0.73)    $  (1.35)    $ (2.32)

Extraordinary Item.........         -            -            -        (0.07)

Cumulative effect of change
 in accounting principle...         -             -           -        (0.13)

Loss per common
share......................  $  (0.67)     $  (0.73)    $  (1.35)    $ (2.52)

 Weighted average number of
  common shares outstanding
  - basic and diluted......    11,000       10,484         11,000     10,533





   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
 Three Months and Nine Months Ended September 30, 1997 and 1998
                           (unaudited)
                         (In thousands)


                      Three months ended           Nine months ended
                          September 30,              September 30,
                               1997          1998         1997         1998
Net loss...................   $ (7,409)    $ (7,131)    $ (14,837)   $ (24,843)
  Other comprehensive
income (loss):
     Foreign currency
      translation
      adjustments..........          1           (8)            1          (14)
  Unrealized gains (losses)
   on investment securities:
     Unrealized holding
      gains (losses)
      arising during the
      period...............        792       (3,827)          876       (7,222)
     Reclassification
      adjustment for gains
      included in net
      loss.................        -            -             -           (459)
       Total other
        comprehensive
        income (loss)......        793       (3,835)          877       (7,695)
Comprehensive loss.........   $ (6,616)    $(10,966)    $ (13,960)   $ (32,538)






































   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 1997 and 1998
                           (unaudited)
                         (In thousands)

                                                           1997       1998
Net cash used in operating activities (including
changes in all operating assets and liabilities)....... $ (5,492)   $(22,309)

Cash flows from investing activities:
  Acquisition of property and equipment................  (15,420)     (11,519)
  Acquisition of property held for development.........  (20,841)      (1,645)
  Proceeds from sale of property and equipment.........   28,675       10,427
  Purchase of investment securities....................   (2,161)        (558)
  Sale of investment securities........................    3,207        5,421
  Construction advances - leased communities...........   18,930       18,403
  Construction expenditures - leased communities.......  (26,861)     (16,631)
  Advances to affiliates...............................   (1,275)      (2,244)
  Acquisition of interest in affiliates................   (2,412)      (6,481)
  Proceeds from sale of interest in affiliate..........       -         4,092
          Net cash used in investing activities........  (18,158)        (735)

Cash flows from financing activities:
  Increase in restricted deposits......................   (2,207)        (747)
  Proceeds from short-term borrowings..................    5,000        5,291
  Repayment of short-term borrowings...................       -        (6,459)
  Debt issue and other financing costs.................   (1,106)      (2,243)
  Proceeds from long-term borrowings...................   38,161       91,232
  Repayment of long-term borrowings....................  (27,325)     (66,609)
  Repurchase of common stock...........................      -         (5,406)
  Other................................................      -             12
          Net cash provided by financing activities....   12,523       15,071

          Effect of exchange rate changes on
           cash........................................      -           (14)

          Net decrease in cash.........................  (11,127)      (7,987)

Cash and cash equivalents at the beginning of
 the period............................................   23,039       17,537

Cash and cash equivalents at the end of the period..... $ 11,912      $ 9,550

















   See accompanying Notes to Condensed Consolidated Financial
Statements and Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      EMERITUS CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


  Basis of Presentation

  The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus Corporation, (the "Company") as of September 30, 1998 and for the nine months ended September 30, 1997 and 1998. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1997 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 Form 10-K filed March 30, 1998 by the Company under the Securities Act of 1934. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

  Certain reclassifications of the 1997 amounts have been made to conform to the 1998 presentation.

  Business Expansion

  During the nine months ended September 30, 1997, the Company completed acquisitions of four assisted-living and independent-living communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisition. No goodwill or identifiable intangibles were recorded with respect to any of the acquisitions.

  During the nine months ended September 30, 1997, the Company acquired three communities through lease financing transactions with a Real Estate Investment Trust (REIT), pursuant to which the REIT leased such communities to the Company under operating leases.

  The results of operations of the acquired communities have been included in the Company's consolidated financial statements from the acquisition date or lease commencement date, as applicable. Summary information concerning the acquisitions is as follows:

                        Means      Acquisition  Purchase Price/
 Communities Added   of Addition       Date       Annual Rent    Units
                                                 (in thousands)
Villa Del Rey......  Acquisition    March 1997     $  4,252         84
La Casa Grande.....  Acquisition     May 1997        12,900        200
River Oaks.........  Acquisition     May 1997        11,200        155
Stanford Center....  Acquisition     May 1997         8,900        118
Amber Oaks.........     Lease       April 1997          894        163
Palisades..........     Lease       April 1997          800        158
Redwood Springs....     Lease       April 1997          479         90
Total.............                                                 968

  The following summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the above additions had been consummated as of January 1, 1997, after including the impact of certain adjustments such as depreciation on assets and interest expense on acquisition financing.

                      EMERITUS CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                           (Continued)

                           (Unaudited)

                       Three months ended    Nine months ended
                       September 30, 1997   September 30, 1997

                        (in thousands, except per share data)

Revenue..............      $ 31,525              $ 89,899

Net loss.............        (7,418)              (13,777)

Pro forma net loss...      $  (0.67)             $ (1.25)

  The unaudited pro forma results are not necessarily indicative of what actually might have occurred if the acquisitions had been completed as of the beginning of the periods presented.
  They should not be used as a basis for projection of future results of operations.

  Property Held For Sale

  The Company currently has three communities available for sale.

  New Accounting Standards

  In April 1997, the Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. This statement provides guidance on financial reporting for start-up costs and organization costs and requires such costs to be expensed as incurred. The Company elected early adoption of this statement effective January 1, 1998 and has reported a charge of $1,320,000 for the cumulative effect of this change in accounting principle. The adoption of SOP 98-5 on January 1, 1998 resulted in the Company recording approximately $721,000 in start-up costs during the nine months ended September 30, 1998.

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

  Loss Per Share

  Loss per common share on a dilutive basis has been calculated without consideration of 1,970,495 and 3,847,427 common shares on September 30, 1997 and 1998, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

  Interests in Affiliates

  In  September 1998, the Company sold its interest in a  venture
  developing  Alzheimer's  buildings  to  a  related  party   for
  approximately $4.2 million which is equal to the cost of the Company's investment in the venture.

  During the three months ended September 30, 1998, the Company purchased 2,450,000 shares of Alert Care Corporation ("Alert Care") for $1.7 million, bringing its total investment to $6.4 million or 31.3% at September 30, 1998. The Company is accounting for this investment under the cost method.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
Overview

The Company is a nationally integrated senior housing services organization focused on operating residential-style assisted-living communities. The Company is one of the largest and most experienced providers of assisted-living communities in the United States. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted-living and personal care services.

The Company's revenues are derived primarily from rents and service fees charged to its residents. For the nine months and three months ended September 30, 1997 and 1998, the Company generated total operating revenues of $85.0 and $110.8 million, respectively and $31.5 and $39.0 million, respectively. For the nine months and three months ended September 30, 1997 and 1998, the Company incurred losses of $14.8 million and $22.8 million (excluding the extraordinary losses and a charge related to the cumulative effect of a change in accounting principle in 1998), respectively and $7.4 million and $7.1 million (excluding the extraordinary losses and a charge related to the cumulative effect of a change in accounting principle in 1998), respectively. Loss before extraordinary item and cumulative effect of change in accounting principle decreased $1.3 million from $8.4 million for the quarter ended March 31, 1998 to $7.1 million for the quarter ended September 30, 1998. Similarly, loss before extraordinary item and cumulative effect of a change in accounting principle decreased from $7.2 million for the quarter ended June 30, 1998 to $7.1 million for the quarter ended September 30, 1998.

The Company is expecting to achieve cash flow break-even from operations by the end of 1998. The Company has developed a three-prong approach to achieve this goal: 1) increased focus on occupancy levels throughout the Company's portfolio, 2) reduced acquisition and development activities, and 3) disposal of select
communities  generating  operating  losses.   In  addition,   the
Company   seeks  to  increase  operating  margins  by  increasing
occupancy levels, retaining residents longer by offering a range of service options, increasing revenues through modifications in
rate   structures,  and  identifying  opportunities   to   create
operating efficiencies and reduce costs. The Company generated 1,400 net move-ins during the nine months ended September 30,
1998.   The Company added 10 communities to its portfolio  during
the  nine  months ended September 30, 1998 compared to 26  during
the  nine  months  ended  September 30, 1997.   The  Company  has
disposed of three communities as of September 30, 1998 and has commitments to dispose of three others.

The Company's losses to date result from a number of factors. These factors include, but are not limited to: the development and acquisition of 30 assisted-living communities in 1997 that incurred operating losses during the initial 12 to 24 month rent-up phase; initially lower levels of occupancy at the Company's communities than originally anticipated; financing costs arising from sale/leaseback transactions and mortgage financing; refinancing transactions at proportionately higher levels of debt; and increased administrative and corporate expenses to facilitate the company's growth.

     The following table sets forth a summary of the Company's property interests.

                       As of December     As of December    As of September 30,
                            31,                31,
                            1996              1997                 1998
                     Buildings  Units   Buildings  Units    Buildings   Units
Owned                   15       1,485       19     2,099         17     1,714
Leased                  53       4,165       76     6,124         75     6,019
Managed/Admin
Services                 1          83        4       327         12     1,187
Joint
Venture/Partnership      2         162       1        140         7       730
     Sub Total          71       5,895      100     8,690        111     9,650

     Percentage
      Increase*        196%        170%      41%       47%        11%       11%

Pending
Acquisitions             8       1,028       -        -          -          -
Development
Communities             27       2,296       26     2,483         23     2,299
Minority   Interest
(Alert Care)            17         959       22     1,248         21     1,203
     Total             123      10,178      148    12,421        155    13,152

     Percentage
      Increase*         95%         96%      20%       22%         5%        6%

* The percentage increase indicates the change between the periods presented.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

As of October 27, 1998, the Company held ownership, leasehold or management interests in 112 communities (the "Operating Communities") consisting of approximately 9,800 units with the capacity of approximately 11,300 residents, located in 27 states. Additionally, the Company holds a minority interest of 31.3% in Alert Care, an Ontario, Canada based owner and operator of 21 assisted-living communities consisting of approximately 1,200 units with a capacity of approximately 1,300 residents. Including its interest in Alert Care, the Company holds an interest in 133 Operating Communities consisting of approximately 11,000 units with a capacity of approximately 12,600 residents. The Company leases 76 of the Operating Communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 17 communities, manages or provides administrative services for 12 communities and has a partnership interest or joint venture in seven communities.

Of the 112 Operating Communities, 20 newly developed communities were opened during 1997 and eight have been opened in 1998. As of October 27, 1998, the Company owned, had a leasehold interest in, management interest in or had acquired an option to purchase development sites for 22 new assisted-living communities (the "Development Communities"). Four of these communities are scheduled to open during the last quarter of 1998 and the remaining 18 are scheduled to begin operating in 1999 or 2000.

Assuming completion of the Development Communities, excluding the communities held for sale and including the minority interest in Alert Care, the Company will own, lease, have an ownership interest in or manage 152 properties in 30 states and Canada, containing an aggregate of approximately 12,760 units with capacity of approximately 14,536 residents. There can be no assurance, however, that the Development Communities will be completed on schedule. Construction delays, the effects of government regulation or other factors beyond the Company's control could delay the opening of these communities.

The Company is exploring international development and acquisition possibilities in Canada and Japan. The Company's investment in Alert Care in Ontario, Canada represents a significant initial investment in the assisted-living industry in Canada. The Company has also entered into a joint venture with Sayno Electric Company, Ltd. of Osaka, Japan to provide assisted-living services in Japan. The Company's first assisted-living community in Japan is under construction and is anticipated to open by 2000.

Results of Operations

The  following  table  presents certain items  of  the  Company's
Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the underlying dollar amounts from period to period.

                                                            Period to Period
                                                          Percentage Increase
                                                               (Decrease)
                          Percentage of Revenues
                                                           Three        Nine
                       Three Months      Nine Months       Months      Months
                          Ended             Ended           Ended       Ended
                      September 30,     September 30,    September    September
                                                            30,          30,
                      1997     1998     1997     1998     1997-1998   1997-1998

Revenues...........   100.0%  100.0%   100.0%   100.0%      23.7%        30.4%

Expenses:
  Community
   operations......    71.7    73.1     69.3     73.6       26.0        38.4
  General and
   administrative..     9.2     8.7      9.1      9.0       17.3        28.0
  Depreciation and
   amortization....     6.0     3.7      5.2      3.9      (24.0)       (2.8)

  Rent.............    30.1    27.1     29.1     28.2       11.3        26.6
   Total operating
    expenses.......   117.0   112.6    112.7    114.7       19.0        32.6
    Loss from
     operations....   (17.0)  (12.6)   (12.7)   (14.7)      (8.6)       50.1
Other income
(expense):
  Interest expense,
   net.............    (6.9)   (8.1)    (5.4)    (8.7)      46.7       109.5
  Other, net.......     0.4     2.4      0.7      2.9      721.9       425.8
  Net other
     expense.......    (6.5)   (5.7)    (4.7)    (5.8)       9.1        62.2
     Loss before
      extraordinary
      item.........   (23.5)  (18.3)   (17.4)   (20.5)      (3.7)       53.4
  Extraordinary
   item............      -       -        -      (0.7)        -        100.0
  Cumulative effect
   of change in
   accounting
   principle.......      -       -        -      (1.2)        -        100.0

      Net loss.....  (23.5)%  (18.3)%  (17.4)%  (22.4)%     (3.7)%       67.4%

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Revenues: Total operating revenues for the three months ended September 30, 1998 increased 24% or $7.5 million from the comparable period in 1997. The increase in revenue is a result of
1) generally increasing levels of occupancy throughout the Company's portfolio, 2) the opening of seven additional newly developed communities after the third quarter of 1997, and 3) an increase in the average rate per occupied unit. The company generated approximately 650 net move-ins in the three months ended September 30, 1998. The increase in move-ins is the result of the Company's focus on sales and marketing. Occupancy at the end of the third quarter of 1998 had risen to 81% compared to 71% for the quarter ended September 30, 1997. For the three months ended September 30, 1998, average occupancy increased to 79% compared to 71% for the three months ended September 30, 1997. In addition, average occupancy increased 5% from the second quarter of 1998 to the third quarter of 1998. Occupancy at the Company's stabilized communities (open for 12 months or 95% occupied) has increased 5% to 87% as of September 30, 1998 compared to 82% as of September 30, 1997.

Community Operations: Community operating expenses for the three months ended September 30, 1998 increased 26% from the comparable period in 1997 to $28.5 million. The overall increase in community operating expenses is due to 1) increased labor and health insurance costs due to the census increase throughout the Company's portfolio, 2) the opening of seven newly developed communities subsequent to September 30, 1997, 3) increased sales and marketing costs, and 4) the recording of start-up and organization costs as incurred in accordance with SOP 98-5, which costs had previously been deferred and amortized. Community operating margins (revenue less community operating expenses) have increased to 27% for the three months ended September 30, 1998 compared to 26% for the three months ended June 30, 1998. For the three months ended September 30, 1998 the Company's increase in revenue resulted in greater economies of scale and a reduction of operating deficits (revenue less all operating expenses). These deficits decreased approximately $1.1 million and $500,000 from the three months ended March 31, 1998 and June 30, 1998, respectively.

General and Administrative: As a percentage of total operating revenues General and Administrative (G&A) expenses decreased to 8.8% for the three months ended September 30, 1998 as compared to the 9.2% recorded in the quarter ended September 30, 1997. Overall, G&A costs increased approximately $500,000 primarily due to greater personnel and travel costs related to the growth of the Company. During the three months ended September 30, 1998 G&A costs have steadily decreased as a percentage of revenue due to economies of scale.

Depreciation and Amortization: Depreciation and amortization for the three months ended September 30, 1998 were $1.4 million, or 4% of total operating revenues, compared to $1.9 million, or 6% of total operating revenues for the comparable period in 1997. The decrease is primarily due to the recording of start-up and organization costs as operating expenses that were previously capitalized and amortized in the three months ended September 30, 1998 in accordance with SOP 98-5.

Rent: Rent expense for the three months ended September 30, 1998 was $10.6 million, representing an increase of $1.1 million, or 11% from the comparable period in 1997. The increase is primarily attributable to the opening of newly developed leased communities in the fill-up stage. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community. The Company leased an average of 74 communities for the three months ended September 30, 1998, compared to an average of 70 for the three months ended September 30, 1997. In addition, the increase is partly the result of lease provisions providing for additional payments based on a percentage of revenue. Rent as a percentage of revenue was 30% and 27% as of September 30, 1997 and 1998 respectively.

Interest Expense, Net: Interest expense, net for the three months ended September 30, 1998 increased $1.0 million from the comparable period in 1997. This increase is primarily related to the increase of average total debt from $115 million at September 30, 1997 to $133 million at September 30, 1998. In addition, interest costs capitalized in 1997 and expensed as incurred in 1998.

Other, Net: For the three months ended September 30, 1998 other, net increased approximately $800,000 from the comparable period in 1997. The increase is attributable to an administrative agreement with third parties to compensate the Company in return for the ability to operate the buildings.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Revenues: Total operating revenues for the nine months ended September 30, 1998 increased 30% or $25.8 million from the comparable period in 1997. The increase in revenue is a result of
1) generally increasing levels of occupancy throughout the Company's portfolio, 2) the opening of seven additional newly developed communities after the third quarter of 1997, and 3) an increase in the average rate per occupied unit. In the nine months ended September 30, 1998 the Company generated approximately 1,400 net move-ins. The increase in move-ins is the result of the Company's focus on sales and marketing. For the nine months ended September 30, 1998 occupancy has risen from 72% to 81%, or 11%. Occupancy at the Company's stabilized communities (defined for this purpose as communities that have been open for 12 months or 95% occupied) has increased to 87% as of September 30, 1998 compared to 82% as of September 30, 1997, an increase of 6%. For the nine months ended September 30, 1998, average occupancy increased to 75% compared to 74% for the nine months ended September 30, 1997.

Community Operations: Expenses for community operations for the nine months ended September 30, 1998 increased by 38% or $22.6 million from the comparable period in 1997. As a percentage of total revenues, expenses for community operations increased to 74% for the nine months ended September 30, 1998 compared to 69% for the nine months ended September 30, 1997. The overall increase in community operating expenses is due to 1) increased labor and health insurance costs due to the census increase throughout the Company's portfolio, 2) the opening of seven newly developed communities subsequent to September 30, 1997, 3)
increased sales and marketing costs, and 4) the recording of start-up and organization costs as incurred in accordance with SOP 98-5, which had previously been deferred and amortized. Community operating margins (revenue less community operating expenses)  have  increased  to 27% for  the  three  months  ended
September 30, 1998 compared to 26% for the three months ended June 30, 1998. For the three months ended September 30, 1998 the Company's increase in revenue resulted in greater economies of scale and a reduction in operating deficits (revenue less all operating expenses). These deficits decreased approximately $1.1 million and $500,000 from the three months ended March 31, 1998 and June 30, 1998, respectively.

General and Administrative: As a percentage of revenues, G&A expenses have decreased slightly to 9% for the nine months ended September 30, 1998 as compared to 1997. Overall G&A costs increased approximately $2.2 million primarily attributable to greater personnel and travel costs related to the growth of the Company from the comparable period in 1997. During the nine months ended September 30, 1998 G&A costs have steadily decreased as a percentage of revenue due to economies of scale.

Depreciation and Amortization: Depreciation and amortization for the nine months ended September 30, 1998 were $4.3 million, or 4% of total operating revenues, compared to $4.5 million, or 5% of total operating revenue for the comparable period in 1997. The decrease is primarily due to the recording of start-up and organization costs as operating expenses that were previously capitalized and amortized in the nine months ended September 30, 1998 in accordance with SOP 98-5.

Rent: Rent expense for the nine months ended September 30, 1998 was $31.3 million, representing an increase of $6.6 million, or 27% from the comparable period in 1997. The increase is primarily attributable to the opening of newly developed leased communities in the fill-up stage. The Company expects an occupancy fill-up period of 12 to 24 months for a newly developed community. The Company leased an average of 74 communities for the nine months ended September 30, 1998, compared to an average of 66 for the nine months ended September 30, 1997. In addition, the increase is partly the result of lease provisions providing for additional payments based on a percentage of revenue in the 1998 period. Rent as a percentage of revenue was 29% and 28% for the nine months ended September 30, 1997 and 1998 respectively.

Interest Expense, Net: Interest expense, net, for the nine months ended September 30, 1998 increased $5.1 million from the comparable period in 1997. This increase is primarily related to the increase of average total debt from $101 million at September 30, 1997 to $132 million at September 30, 1998. In addition, interest costs capitalized in 1997 are expensed as incurred in 1998.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

Other, Net: For the nine months ended September 30, 1998 other, net increased $2.6 million from the comparable period in 1997. The increase is attributable to 1) a gain on the sale of securities, 2) a gain on the disposition of three communities, and 3) an administrative agreement with third parties to compensate the Company in return for the right to operate the communities.

Extraordinary Item: The Company recognized an extraordinary loss of approximately $767,000 for the nine months ended September 30, 1998. This loss reflects the write-off of loan fees and other related costs of the Company's early extinguishment of debt when it refinanced 10 communities.

Cumulative Effect of Change in Accounting Principle: The Company incurred a cumulative effect of a change in accounting principle of $1.3 million relating to the early adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be recorded as incurred. The Company does not expect this statement to materially affect total operating expenses. However, previously capitalized and amortized start-up costs will be recorded to community operations expense as incurred.

Same Community Comparison

The Company operated 80 of its communities ("Same Community") during both three months periods ended September 30, 1997 and 1998. The following table sets forth a comparison of Same Community results of operations for the three months ended September 30, 1997 and 1998.


                                       Three months Ended September 30,
                                                (In thousands)

                                                         Dollar   Percentage
                                   1997        1998      Change     Change

Revenue........................   $28,458     $31,819   $3,361         12  %
Community operating expenses...    19,639      21,939    2,300         12
   Community operating income..     8,819       9,880    1,061         12
Depreciation and amortization..     1,592       1,208     (384)       (24)
Rent...........................     8,043       8,029      (14)      (0.2)
     Operating income (loss)...      (816)        643    1,459       (179)

Interest expense, net..........     1,672       1,695       23          1
Other income...................       (17)         (8)      (9)        35
     Net loss..................  $ (2,471)    $(1,044)  $1,427        (58) %

The  Same  Communities represented $31.8 million or  82%  of  the
Company's total revenue for the third quarter of 1998. Same Community revenues increased by $3.4 million or 12% for the quarter ended September 30, 1998 from the comparable period in 1997. The increase in revenue is attributable to increased occupancy and monthly rate increases due to an expanded range of services offered at the communities. During the quarter ended September 30, 1998, average occupancy increased 11% to 85% compared to the quarter ended September 30, 1997. In addition, Same Community revenue per unit increased from $1,902 per month for the quarter ended September 30, 1997 to $1,932 per month for the quarter ended September 30, 1998. During the quarter ended September 30, 1998, the Company recorded operating income of $643,000 compared to an operating loss of $816,000 for the quarter ended September 30, 1997.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

For the nine months ended September 30, 1998, net cash used in operating activities was $22.3 million compared to $5.5 million for the comparable period in the prior year. The primary component of this operating use of cash was the net loss of $24.8 million and $14.8 million recorded in the nine months ended September 30, 1998 and 1997, respectively.

Net  cash  used in investing activities amounted to $735,000  for the nine months ended September 30, 1998. During this period, the Company realized $10.4 million in proceeds from the disposition of three communities but used $13.1 million for use for acquisitions of property held for development and property and equipment. This use of cash was offset in part by an excess of $1.8 million of construction advances on leased communities over construction expenditures for the same nine month period. Net cash used in investing activities for the nine months ended September 30, 1997 was $18.1 million, primarily from construction expenditures for future communities and refurbishments completed on existing communities.

For the nine months ended September 30, 1998, net cash provided by financing activities was $15.1 million reflecting the refinancing of 10 existing assisted-living communities with a third-party lender in the second quarter of 1998 for $73.2 million. The new loans paid off existing debt of $60.3 million. For the nine months endedSeptember 30, 1997, net cash provided by financing activities was $12.5 million, primarily the result of the refinancing of existing assisted-living communities.

In December 1997, the Company repurchased 25,600 shares of its common stock at an aggregate cost of $341,000. In January 1998, the Company's Board of Directors authorized a stock purchase program to acquire up to 500,000 shares of the Company's common stock in the open market. In April 1998, the Company's Board of Directors authorized the repurchase of 500,000 additional shares. As of August 12, 1998, the Company had purchased and retired 517,200 shares of its common stock at an aggregate cost of $5.7 million.

In  July  and  August  of 1998, the Company  purchased  2,450,000 shares of Alert Care for $1.7 million.

The Company has been, and expects to continue to be, dependent on third-party financing for its acquisition and development programs. There can be no assurance that financing for the Company's acquisition and development programs will be available to the Company on acceptable terms. The Company's future capital needs will depend in part on its ability to refinance existing loans and arrange sale/leaseback financing for existing assisted-living communities. There can be no assurance that the Company will generate sufficient cash flow to fund its working capital, rent, debt service requirements or growth. The Company may have to seek additional financing through debt or equity offerings, bank borrowings or other sources.

The Company is on target to achieve cash flow break-even from operations by the end of 1998. The Company has developed a three-prong approach to achieve this goal: 1) increased focus on occupancy levels throughout the Company's portfolio, 2) reduced acquisition and development activities, and 3) disposal of select communities generating operating losses.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS - (Continued)

Impact of Year 2000

General
The Company has developed a plan (the "Plan") to modify its information technology to address "Year 2000" problems. The concerns surrounding the Year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. Programs that employ time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system errors or failures.

Plan
The Plan is comprised of three components including assessment of: a) the IT infrastructure (hardware and systems software other than Application Software); b) application software; and b) third party suppliers/vendors. The Company anticipates commencing work on the Plan in the fourth quarter of 1998 and estimates a completion date of March 31, 1999. For each component, the Company will address Year 2000 problems in six phases: 1) taking inventory of Year 2000 problems; 2) assigning priorities to identified items; 3) assessing materiality of items to the Company's operations; 4) replacing/repairing material non-compliant items; 5) testing material items; and 6) designing and implementing business continuation plans. Material items are those believed by the Company to have a risk that may affect revenue or may cause a discontinuation of operations.

Costs
The project is not expected to be material to the Company's operations or financial position. The total cost is not expected to exceed $50,000.

Risks
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Such failures could materially affect the Company's results of operations, liquidity, and financial condition. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition due, in part, to uncertainty regarding compliance by third parties. The Plan is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 problem, however, particularly compliance and readiness of its third-party suppliers/vendors. The Company believes that, with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Forward-Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas relating to demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition of assisted living communities in the Company's portfolio, and the ability of the Company to continue managing its costs while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. The Company has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission, including the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk - not applicable

                    PART II OTHER INFORMATION

Items 1-5 are not applicable.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number         Description

     27.1      Financial Data Schedule


     (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 12, 1998

                                             EMERITUS CORPORATION
                                                     (Registrant)


                                        /s/:  Kelly J. Price
                   Kelly J. Price, Vice President, Finance, Chief
               Financial Officer and Principal Accounting Officer