Form 10-K
period 1998-12-31
EMERITUS CORP\WA\
filed 1999-03-31
CIK 1001604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

 (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER 1-14012

                              EMERITUS CORPORATION
             (Exact name of registrant as specified in its charter)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

           WASHINGTON                                  91-1605464
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                         3131 Elliott Avenue, Suite 500
                                Seattle, WA 98121
                    (Address of principal executive offices)
                                 (206) 298-2909
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------          -----------------------------------------
    Common Stock, $.0001 par value           American Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes () No ( )

Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1999 was $72,089,716.

As of March 23, 1999, 10,487,050 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K (items 10-13) is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be held on May 19, 1999.

                              EMERITUS CORPORATION

                                      Index

                                     Part I

                                                                                                                           PAGE NO.
                                                                                                                           --------
    Item 1.      Description of Business...................................................................................      1

    Item 2.      Description of Property...................................................................................     13

    Item 3.      Legal Proceedings.........................................................................................     18

    Item 4.      Submission of Matters to a Vote of Security Holders.......................................................     18

                 Executive Officers of the Registrant......................................................................     18


                                                       Part II

    Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................................          20

    Item 6.      Selected Financial Data..............................................................................          21

    Item 7.      Management's Discussion and Analysis of Financial condition and Results of Operations................          22

    Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................................          29

    Item 8.      Financial Statements and Supplementary Data..........................................................          29

    Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................          29


                                                      Part III

    Item 10.     Directors and Executive Officers of the Registrant....................................................         30

    Item 11.     Executive Compensation................................................................................         30

    Item 12.     Security Ownership of Certain Beneficial Owners and Management........................................         30

    Item 13.     Certain Relationships and Related Transactions........................................................         30


                                                       Part IV

    Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................        30



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW AND BACKGROUND

Emeritus Assisted Living - Emeritus Corporation ("Emeritus" or the "Company") is a nationally integrated assisted living organization focused on operating residential style communities. Emeritus is one of the largest and most experienced providers of assisted living communities. Assisted living communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.

The Company was founded in July 1993 to become a nationwide operator of assisted living communities. During the 16 years prior to 1987, Daniel R. Baty, the Company's Chairman of the Board and Chief Executive Officer, served as the chief executive officer of The Hillhaven Corporation ("Hillhaven"), one of the largest operators of skilled nursing facilities in the United States. Mr. Baty left Hillhaven to pursue opportunities in the independent living market. In 1987, he became the chairman of the board and a principal shareholder of Holiday Retirement Corp. ("Holiday"), one of the largest operators of independent living communities in the United States, and served as its chief executive officer from 1991 through September 1997.

As of March 23, 1999 the Company held ownership, leasehold or management interests in 117 assisted living communities (the "Operating Communities") consisting of approximately 10,400 units with a capacity for 12,000 residents, located in 29 states. As of March 23, 1999, the Company leased 53 of its assisted living communities, owned 15 communities, managed or provided administrative services for 41 communities and had a partnership interest or joint venture in eight communities. Additionally, the Company holds a 31.3% minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 21 assisted living communities consisting of approximately 1,200 units with a capacity for approximately 1,300 residents. See "Strategic Relationships --Alert Relationship".

Of the 117 current Operating Communities, the Company has developed 48 and acquired 69 since its inception in 1993. Of the newly developed communities, 20 and 11 (six of which are managed) were opened during 1997 and 1998, respectively. As of March 23, 1999 the Company completed development on four additional communities and owned, had a leasehold interest in, management interest in or had acquired an option to purchase development sites for 17 new assisted living communities (the "Development Communities"). Of the Development Communities, 13 and four are scheduled to open during the remainder of 1999 and in 2000, respectively. The Development Communities contain capacity for 1,800 additional residents. After completion of the 1999 Development Communities and including Alert, the Company will have an interest in 151 communities with a total capacity for over 14,500 residents.

Effective December 31, 1998, the Company completed a transaction whereby a related entity acquired 22 assisted living communities previously leased by the Company from Meditrust and three communities previously owned by the Company for a combined purchase price of approximately $168 million (the "Emeritrust transaction"). The Company is continuing to operate all 25 communities pursuant to a three year management agreement and will receive management fees equal to 5% of revenues, as well as an additional 2% of revenues contingent on such communities achieving positive cash flows. In addition, the Company has an option and a right of first refusal to purchase the 22 previously leased communities and the three previously owned communities, respectively, during the three year period at a purchase price equal to the original cost to the entity plus an amount calculated to provide the entity with a specified rate of return on its invested capital. The combined transaction will accomplish several strategic objectives for the Company including: (i) expected management fee income of $2.5 million in 1999 versus 1998 losses from operations from these communities of $11.0 million and (ii) an immediate improvement of approximately $800,000 in monthly cash flow from operations. Daniel R. Baty, the Company's Chairman and Chief Executive Officer, and William E. Colson, a director, have financial interests in the entity that is a party to this arrangement.

THE ASSISTED LIVING INDUSTRY

The Company believes the assisted living industry is steadily becoming a preferred alternative for meeting the growing needs of senior citizens who do not require the intensive medical attention provided by a skilled nursing facility, but cannot live independently due to physical and/or cognitive frailties. The assisted living industry is one of the fastest growing niche markets in the United States, projected to grow 150 percent by the year 2005, according to the U.S. Small Business Administration. The Company believes an assisted living environment is:

         - a residential setting that provides or coordinates personal services, 24-hour supervision and personalized assistance (scheduled and unscheduled), health-related services and activities in a professionally managed group environment;
         - designed to accommodate individual residents' changing needs and preferences;
         - intended to maximize resident's dignity, quality of life, autonomy, privacy, independence, choice and safety;
         - designed to minimize the need to move by providing a comprehensive range of assisted living services, including Alzheimer's care and other services allowing residents to "age in place" within the facility as they develop further physical and cognitive frailties; and
         -        designed to encourage family and community involvement.

The Company believes that assisted living has become the preferred approach to long-term care for seniors due to: (i) increased emphasis by both federal and state governments to contain long-term care costs; (ii) limitations imposed in many states on construction of additional skilled nursing facilities; and (iii) the relative affluence of the elderly segment of the population and the decreasing availability of family care. The Company believes that its communities are attractive to those seniors who do not require 24-hour skilled nursing care but do desire supervision and assistance with the activities of daily living. Also, the limited availability of governmental payment programs has created a strong and growing market demand for non-institutional long-term care services designed to fill the gap between independent living facilities and skilled nursing facilities.

OPERATING PHILOSOPHY

The Company's operating philosophy is to provide a wide variety of assisted living services in a professionally managed environment while allowing its residents to maintain their dignity and independence. In addition, the Company continuously seeks to refine and improve the care and services it offers. Residents of the Company's communities are typically unable to live alone, but do not require the intensive care provided in skilled nursing facilities. Under the Company's operating approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident's individual service needs. The Company believes its focus on residential assisted living communities allows seniors to maintain a more independent lifestyle than is possible in the institutionalized environment of skilled nursing facilities. In addition, the Company believes its services, such as assisting residents with their activities of daily living (including medication management, bathing, dressing, personal hygiene, and grooming) are attractive to seniors who are inadequately served by independent living facilities.

RESIDENT SERVICES

The Company's assisted living communities offer residents a full range of services based upon individual resident needs in a supportive "home-like" environment. By offering a full range of services, including FlexAssist programs and Alzheimer's Care, the Company can accommodate residents with a broad range of service needs and therefore enable residents to "age in place". Services provided by the Company to its residents are designed to respond to their individual needs and to improve their quality of life.

BASIC CARE

The Company's basic care program is provided to all residents and includes: three meals per day served in a common dining room; social and recreational activities; weekly housekeeping and linen service; building maintenance and grounds keeping; 24-hour emergency response and security; licensed nurses on staff to monitor and coordinate care needs; and transportation to appointments, etc.

FLEXASSIST

The Company's FlexAssist programs allow residents who require more frequent or intensive assistance or increased care or supervision to receive additional services. The FlexAssist program allows the Company, through consultation with the resident, the resident's physician and the resident's family, to create an individualized care program for residents who might otherwise be forced to move to a more medically-intensive facility. An individual resident's level of care is determined by the degree of assistance he/she requires in each of several categories. The categories of care include, but are not limited to: medication management and supervision; reminders for dining and recreational activities; assistance with bathing, dressing and grooming; incontinence; behavior management; dietary assistance; and miscellaneous (which consists of diabetic management, PRN medication, transfer, simple treatment, oxygen set up/maintenance and prosthesis). The Company charges an additional fee for these services based on the level of care provided.

ALZHEIMER'S CARE

Alzheimer's is a debilitating disease and persons afflicted with it require special care. The Company believes its Alzheimer's Care program distinguishes it from other assisted living providers who do not provide such specialized care.

SERVICE REVENUE SOURCES

The Company currently and for the foreseeable future expects to rely primarily on its residents' ability to pay the Company's charges from their own or familial resources. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, the Company believes generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in the Company's communities. Inflation or other circumstances that adversely affect seniors' ability to pay for services such as those provided by the Company could have an adverse effect on the Company's business or operations. For example, if the Company were unable to attract residents able to pay for its services, it would have to modify its business strategy of relying primarily on the private-pay market and be forced to rely more on the limited number of governmental reimbursement programs. Furthermore, the federal government provides limited reimbursement for the type of assisted living services provided by the Company.

The Company currently serves a limited number of residents who receive aid from various states' (Washington, Florida, Texas and Massachusetts) financial assistance programs, some of which are an extension of federal recipient assistance programs, as well as from alternate sources, such as private insurance. Qualifications are generally similar to those of Medicaid, and the Company is subject to various regulatory and governmental reimbursement policies. Net revenues from state reimbursement programs for the years 1997 and 1998 accounted for less than 10% of the Company's operating revenues for such years. Payments to the Company under state reimbursement programs in which the Company participates are currently sufficient to cover virtually all the operating (but not financing) costs allocable to the Company's participating residents. As third party reimbursement programs and other alternative forms of payment continue to grow, the Company will pursue reimbursement from the third party, if appropriate, given the level of care provided to its residents. However, there can be no assurance that the Company will continue to improve its private-pay mix or that it will not in the future become more dependent on governmental or other reimbursement programs.

COMPANY OPERATIONS

OPERATING STRATEGY

The Company believes there is a significant demand for alternative long-term care services that are well-positioned between the limited services offered by independent living facilities and the more medical and institutional care offered by skilled nursing facilities. The Company seeks to provide high-quality services in its assisted living communities while increasing operating margins primarily by: (i) increasing its focus on occupancy levels throughout the Company's portfolio; (ii) maintaining residents longer by providing programs that offer residents a full range of service options, enabling residents to "age in place" as their needs change; (iii) increasing revenues through modifications in rate structures; and (iv) identifying opportunities to create operating efficiencies and reduce costs. The Company believes its emphasis on quality and continuity of service will enable it to increase its communities' occupancy levels, thereby enhancing revenues. The Company also believes that the physical configuration of its facilities, combined with its diversified levels of service, contributes to resident satisfaction and allows seniors residing at the Company's communities to maintain their dignity and independence.

During 1998 the Company: (i) increased its focus on community operations; (ii) slowed its development and acquisition activities in order to shift its focus from growth to operations; and (iii) disposed of select communities previously operated at a loss. The Company's increased focus on community operations is primarily the result of continued losses throughout the Company's portfolio and initially lower levels of occupancy than expected at the Company's communities. Since the focus shift to operations, the Company has generated substantial occupancy gains in its communities. Occupancy at December 31, 1998 was 81% compared to 72% at December 31, 1997. In addition, average occupancy for 1998 was 77% compared to 73% for 1997.

The Company's slowed development and acquisition activities in 1998 decreased the Company's financial obligations thereby releasing its resources for other purposes. These additional resources enabled the Company to refine and improve community operations. The Company opened five newly developed communities in 1998 compared to 20 in 1997 and 11 in 1996. In addition, the Company acquired only two communities in 1998, compared to seven in 1997 and 35 in 1996.

In an effort to reduce the impact of start-up losses from acquired and newly developed communities on its current portfolio, the Company began a major restructuring of its portfolio during 1998. This restructuring included an evaluation by the Company of the financial performance of its communities. For those communities with significant losses, the Company negotiated their sale of with buyers focused on the real estate component while the Company retained its focus on the operations through management agreements.

To that end, in 1998 the Company disposed of interests in three assisted living communities to related parties, but has retained management agreements with respect to each community. These dispositions will generate expected management fees of $450,000 in 1999 versus 1998 net losses of $5.0 million. The Company retains a 20% interest in one community and holds notes that are convertible into a 20% interest in one other community.

In addition, effective December 31, 1998, the Company completed a transaction whereby a related entity acquired 22 assisted living communities previously leased by the Company from Meditrust and three communities previously owned by the Company for a combined purchase price of approximately $168 million (the "Emeritrust transaction"). The Company is continuing to operate all 25 communities pursuant to a three year management agreement and will receive management fees equal to 5% of revenues, as well as an additional 2% of revenues contingent on such communities achieving positive cash flows. In addition, the Company has an option and a right of first refusal to purchase the 22 previously leased communities and the three previously owned communities, respectively, during the three year period at a purchase price equal to the original cost to the entity plus an amount calculated to provide the entity with a specified rate of return on its invested capital. The combined transaction will accomplish several strategic objectives for the Company including: (i) expected management fee income of $2.5 million in 1999 versus 1998 losses from operations from these communities of $11.0 million and (ii) an immediate improvement of approximately $800,000 in monthly cash flow from operations. Daniel R. Baty, the Company's Chairman and Chief Executive Officer, and William E. Colson, a director, have financial interests in the entity that is a party to this arrangement.

In March 1999, the Company also completed the disposition of its leasehold interest in an additional 19 communities, consisting of 14 currently operational communities and five development communities (the "Emeritrust II communities") to a related entity in a similar transaction. The Company will continue to operate the Emeritrust II communities pursuant to a three year management contract and will receive management fees equal to 5% of revenues, as well as an additional 2% of revenues contingent on such communities achieving positive cash flows. In addition, the Company has an option to purchase the 19 communities during the three year period at a purchase price equal to the original cost to the entity plus an amount calculated to provide the entity with a specified rate of return on its invested capital. Management fee income of $1.8 million is expected to be generated from the 19 Emeritrust II communities in 1999 compared to 1998 net losses from these communities of approximately $300,000.

ACQUISITIONS

The Company has previously acquired, and will consider acquiring, if attractive opportunities are made available, existing assisted living communities. In evaluating possible acquisitions, the Company considers, among other factors:
(i) location, construction quality, condition and design of the facility, (ii) the ability to generate revenue and cash flow and increase occupancy; (iii) costs of repositioning the community; and (iv) the extent to which the acquisition will complement the Company's existing portfolio of communities.

In certain circumstances the Company has acquired, and may continue to acquire, independent living and skilled nursing facilities that, for various reasons, it does not reposition as assisted living communities. The Company leases one Medicare Certified skilled nursing facility (Heritage Health) pursuant to a multi-facility acquisition completed in February 1996. Due to the nature of sub-acute care services required in this skilled nursing facility, the Company has engaged third party managers who have the expertise and systems to operate a facility in this line of business. These acquisitions will, however, generally be incidental to the Company's overall focus on assisted living communities, and the Company will typically seek over time to divest itself of the ownership or operation of properties that are inconsistent with its assisted living focus. There can be no assurance however, that the Company will successfully operate such independent living or skilled nursing facilities in the interim, that it will be able to locate qualified purchasers or operators of such facilities or that the terms on which it transfers ownership or operation of such facilities will be advantageous to the Company.

DEVELOPMENT

In 1998, the Company slowed its development activities in order to increase its focus on operations. In 1998 and 1997, the Company began operating five and 20 newly developed communities in which it has leasehold or ownership interests, respectively. The Company currently anticipates opening five additional developments in 1999, all of which will be disposed as part of the Emeritrust II transaction . See "Factors Affecting Future Results and Regarding Forward-Looking Statements --Ability to Develop Additional Assisted living Communities" and "--Need for Additional Capital" for a description of factors that could affect the Company's rate of development.

MANAGEMENT AGREEMENTS

The Company has entered into agreements whereby it manages or provides administrative services for assisted living communities and independent living communities owned or leased by others. The Company currently provides management services for a total of 42 communities, representing 1999 annualized income of approximately $2.8 million. Eight of these communities are owned by Columbia House I, Limited Partnership ("Columbia House"), which is partially owned indirectly by the Company's Chairman and Chief Executive Officer. See "Strategic Relationships --Columbia House Relationship."

In conjunction with the closing of the Emeritrust transaction, the Company also operates 25 communities pursuant to a three year management agreement and will receive management fees equal to 5% of revenues, as well as an additional 2% of revenue contingent on such communities achieving positive cash flows. See "--Operating Strategy."

ADMINISTRATION

The Company employs an integrated structure of management, financial systems and controls to maximize operating efficiency and contain costs. In addition, the Company has developed the internal procedures, policies and standards it believes are necessary for effective operation and management of its assisted living communities. The Company has recruited experienced key employees from several established operators in the long-term-care services field and believes it has assembled the administrative, operational and financial personnel that will enable it to continue to manage its operating strategies effectively.

The Company has established Central, Eastern and Western Operational Divisions. Each division is headed by a divisional director who reports to the Company's Vice President of Operations. Each division is comprised of several operating regions headed by a regional director who provides management support services for each of the communities in his/her respective region. Day to day community operations are supervised by an on-site community director who, in certain jurisdictions, must satisfy certain licensing requirements. The Company provides management support services to each of its residential communities, including establishing operating standards, recruiting, training, and financial and accounting services.

The Company has centralized finance and other operational functions at its headquarters in Seattle, Washington in order to allow community-based personnel to focus on resident care. The Seattle office as a whole is responsible for: establishing Company-wide policies and procedures; financial and marketing functions; management of the Company's acquisition and development activities; and providing overall strategic direction to the Company.

INFORMATION TECHNOLOGY

The Company utilizes a blend of centralized and decentralized accounting and computer systems that link each community with the Company's headquarters. These systems enables the Company to closely monitor operating costs and quickly distribute financial and operating information to appropriate levels of management in a cost efficient manner. Management believes that its current data systems are adequate for current operations and provide the flexibility to meet the continued growth of its operations without disruption or significant modification to existing systems through fiscal year 1999. The Company uses high quality hardware and operating systems from current and proven technologies to support its current technology infrastructure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000".

INTERNATIONAL EXPANSION

Demographic trends in Japan suggest a tremendous future need for assisted living services as part of the health care system. The percentage of Japanese citizens over the age of 65 is expected to increase from 7.1% in 1970 to 23.3% by 2010. In April 1998 the Company entered into a joint venture, Sanyo Emeritus Corporation, with Sanyo Electric Company, Ltd. ("Sanyo") of Osaka, Japan to provide assisted living services in Japan. The Company's first assisted living community in Japan is under construction and is anticipated to open in December 1999. The community will be among the first assisted living communities in Japan to offer private apartments on a month-to-month rental. See "Strategic Relationships--Sanyo Relationship".

BRANDING

In 1998, the Company developed a brand concept for the Company's communities. The Company adopted the "Loyalton" name for its newly developed communities as well as selected existing communities. The Company believes that this branding will allow its residents, shareholders and employees to develop some brand loyalty and recognition of the Emeritus and Loyalton name throughout the Company's markets.

MARKETING AND REFERRAL RELATIONSHIPS

The Company's operating strategy is designed to integrate its assisted living communities into the continuum of healthcare providers in the geographic markets in which it operates. One objective of this strategy is to enable residents who require additional healthcare services to benefit from the Company's relationships with local hospitals, home healthcare agencies and skilled nursing facilities in order to obtain the most appropriate level of care. Thus, the Company seeks to establish relationships with local hospitals (including through joint marketing efforts, where appropriate) and home healthcare agencies, alliances with visiting nurses associations and, on a more limited basis, priority transfer agreements with local, high-quality skilled nursing facilities. In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded the company's network of referral sources.

Of the Company's 117 Operating Communities and 17 Development Communities, 29 are located in markets or proposed markets in which Holiday also operates its independent living facilities. The Company believes that its assisted living communities will offer an attractive alternative for Holiday residents as they age and require more extensive services. The Company and Holiday do not have any formal understanding or written agreement regarding joint marketing programs. As a result, there can be no assurance that joint marketing programs envisioned with Holiday will be effected. Furthermore, there can be no assurance that, if effected, such joint marketing programs will be successful in attracting additional residents to the Company's assisted living communities or that the Company's and Holiday's interest will be compatible in the future. See "Strategic Relationships --Holiday Relationship".

STRATEGIC RELATIONSHIPS

ALERT RELATIONSHIP

In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of assisted living communities at prices ranging from $0.67 to $0.74 per share (Cdn). In addition, the Company acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share (Cdn), as well as an option to purchase from Eclipse Capital Management ("Eclipse"), the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 issued and outstanding shares of common stock of Alert and 950,000 issued and outstanding shares of Class A non-voting stock of Alert both at an exercise price of $3.25 per share (Cdn). If all options were exercised, the Company would own 60.0% of Alert.

Each Preferred Share is convertible into one common share or one Class A nonvoting share, at the holder's election; the Preferred Shares are immediately convertible into Class A nonvoting shares but are not immediately convertible into common shares and are so convertible only after the controlling persons of Alert have transferred to others (which could include the Company) not less than 10 million shares of common or Class A nonvoting shares (as of March 23, 1999 there are approximately 23.9 million such shares outstanding) and such controlling persons are relieved of certain guarantees of indebtedness.

As of December 31, 1996, the Company had purchased and held 2,577,692 shares of preferred stock for a total investment of $1,800,000 (Cdn) or $1,331,000 (US). In 1997, the Company purchased an additional 5,010,774 shares of preferred stock increasing its ownership to 7,588,466 shares or $4,111,000 (US). As of December 31, 1997, the Company's total investment in Alert represented on an as-converted basis approximately 24.2% of the outstanding common and Class A nonvoting shares combined. In 1998, the Company purchased an additional 3,300,000 shares of preferred stock resulting in an ownership interest of 31.3% or 10,888,466 shares.

Alert has entered into an exclusive management agreement to manage the Company's future assisted living communities in Ontario. Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Under the agreement, Eclipse has entered into an exclusive development agreement with the Company and Alert to develop their future construction projects in Ontario. No communities have been developed under these agreements as of March 23, 1999.

COLUMBIA HOUSE RELATIONSHIP

Columbia House I, Limited Partnership ("Columbia House"), a Washington limited partnership in which Mr. Baty, the Company's Chairman and Chief Executive Officer indirectly controls the general partner and in which Mr. Baty holds an indirect 60% interest, develops, owns and leases low income senior housing projects. The Company has entered into agreements with Columbia House to provide certain administrative support, due diligence and financial support services to Columbia House with respect to the acquisition, development and administration of Columbia House communities. The Company currently manages eight communities owned by Columbia House consisting of approximately 720 units and provides administrative services for another community consisting of approximately 100 units.

HOLIDAY RELATIONSHIP

Twenty-nine of the Company's Operating Communities are located near existing or proposed independent living facilities operated by Holiday. The Company believes that its focus on expanding in locations near Holiday facilities will often enable it to gauge the need for its services in a particular market by evaluating Holiday's operating performance, and that successful Holiday facilities will generally reflect the combination of criteria required for a successful assisted living community. In addition, the Company believes that, as a result of Mr. Baty's close relationship with Holiday, opportunities may arise for (i) development of assisted living communities on sites near existing or proposed Holiday independent living facilities and (ii) joint marketing programs for attracting residents to the Company's assisted living communities and Holiday's independent living facilities, depending on the level of services required. The Company and Holiday have no written agreement or formal understanding concerning their relationship, and there can be no assurance that opportunities for such development or joint marketing programs will arise and that the Company's and Holiday's interests will be compatible in the future. In February 1998, the Company and a Holiday affiliate entered into four management agreements whereby a Holiday affiliate will provide management services relating to four assisted living communities located in Texas and developed by the Company. The Company sold interests in three of these communities in conjunction with the Emeritrust transaction, but Holiday will continue to manage all four properties in accordance with the original management agreements. The agreements consist of initial terms of two years six months and management fees based on 6% of gross revenues payable monthly. Mr. Baty and Mr. Colson, a director of the Company are the principal shareholders, directors and senior executive officers of Holiday, and substantially all the independent living facilities operated by Holiday are owned by partnerships controlled by Messrs. Baty and Colson and in which they have varying financial interests.

NORTHSTAR RELATIONSHIP

In October 1997, NorthStar Capital Partners LLC ("NorthStar"), a private investment group with financial backing from a Union Bank of Switzerland Securities affiliate and Quantum Realty Partners, a fund advised by Soros Fund Management LLC, invested $25.0 million in the Company through the purchase of 25,000 shares of Series A Convertible Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock"), representing approximately 10% ownership in the Company. Each share of Series A Preferred Stock is convertible into that number of shares of the Company's Common Stock equal to the liquidation value of a share of Series A Preferred Stock ($1,000) divided by the conversion price of $18.20 per share. Currently the Series A Preferred Stock is convertible into an aggregate of 1,373,626 shares of Common Stock. The Series A Preferred Stock is also exchangeable into convertible debt at the option of the Company. The conversion price is subject to adjustment in the event of stock dividends, stock subdivisions and combinations, and extraordinary distributions. The Series A Preferred Stock provides for cumulative quarterly dividend payments of 9% and has a mandatory redemption date of October 24, 2004.

PAINTED POST PARTNERS RELATIONSHIP

During 1995, the Company's two most senior executive officers, CEO and then current President, formed a New York general partnership (the "Partnership") to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities. The Company and the Partnership have entered into Administrative Services Agreements that extend for the term of the underlying leases. The fees payable to the Company under the Administrative Services Agreements have been established at a level that would equal or exceed the profit of the community operated efficiently at full occupancy and, unless reset by agreement of the parties, will rise automatically on an annual basis in accordance with changes in the Consumer Price Index. In addition, the Company has agreed to indemnify the partners against losses, and in exchange, the partners have agreed to assign any profits to the Company. As a part of the general non-competition agreements of the CEO and former President, each has agreed that in the event he were to cease as a senior executive of the Company, he would transfer his interest in the Partnership for a nominal charge to his successor at the Company or other person designated by the Company.

SANYO RELATIONSHIP

In April 1998, the Company entered into a joint venture with Sanyo to provide assisted living services in Japan. The joint venture, Sanyo Emeritus Corporation ("Sanyo Emeritus"), has been formed to provide a residential based health care alternative for Japan's growing elderly population. Sanyo Emeritus was initially capitalized with Y50 million ($384,000 US), with the Company and Sanyo each providing half the funds. The joint venture's first assisted living community in Japan is under construction and is anticipated to open in late 1999. Similar to the United States, the elderly population in Japan is experiencing dramatic growth. The percentage of Japan's citizens over 65 years of age is expected to increase from 7.1% in 1970 to 23.3% by 2010. In 1999, the Japanese Government is changing the current reimbursement system and the Company expects that assisted living services will be an integral part of this new system thereby offering Japan's elderly greater flexibility in choosing their health care.

COMPETITION

The number of assisted living communities in the United States, the ownership of which is fragmented, is increasing rapidly. As the assisted living industry continues to grow, fewer attractive development sights may be available. This market saturation could have an adverse effect on the Company's newly developed communities and their ability to reach stabilized occupancy levels. Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small local operations into larger regional and national multi-facility operations. While there are several national and regional companies that provide senior living alternatives, the Company anticipates that its primary source of competition will originate from local and regional assisted living companies that operate, manage and develop residences within the same geographic area as the Company, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. The Company believes that quality of service, reputation, a facility's location, physical appearance and price will be significant competitive factors. Some of the Company's competitors have significantly greater resources, experience and recognition within the healthcare community than does the Company.

EMPLOYEES

As of December 31, 1998, the Company had 5,108 employees, including 3,627 full time employees, of which 92 were employed at the Company's headquarters. None of the Company's employees are currently represented by a labor union, and the Company is not aware of any union-organizing activity among its employees. The Company believes that its relationship with its employees is good.

Although the Company believes it is able to employ sufficiently skilled personnel to staff the communities it operates or manages, a shortage of skilled personnel in any of the geographic areas in which it operates could adversely affect the Company's ability to recruit and retain qualified employees and control its operating expenses.

TRADEMARKS

The Registration of the Company's FlexAssist service mark was granted in February 1997.

FACTORS AFFECTING FUTURE RESULTS AND REGARDING FORWARD-LOOKING STATEMENTS

The Company's business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below. In addition, the following important factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report are not historical or current facts and refer to potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas relating to demand, pricing, competition, construction, licensing, construction delays on new developments contractual and licensure, and other delays on the disposition of assisted living communities in the Company's portfolio, and the ability of the Company to continue managing its costs while maintaining high occupancy rates and market rate assisted living charges in its assisted living communities. The Company has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RECENT ORGANIZATION; HISTORY OF LOSSES

The Company was organized and began operations in July 1993 and has operated at a loss since its inception. For 1997 and 1998, the Company recorded a net loss of $28.2 million and $31.0 million, respectively. These historical losses are attributable to the growth in the size of the Company's portfolio fueled by both acquisitions and developments. The majority of the acquired Operating Communities operate at a loss following acquisition and the Company expects such facilities to continue to operate at a loss for at least 12 to 18 months after the date of acquisition. Although the Company has slowed its development activities, it continues to develop new assisted living communities, all of which are expected to incur start-up losses for at least 12 months after commencing operations. As a result, the Company expects to continue to incur losses at least through the end of 1999. In an effort to reduce the impact of start-up losses from acquired and newly developed communities on its current portfolio, the Company began a major restructuring of its portfolio during 1998, selling its ownership and lease interests in 28 communities which represented net losses of $12.7 million and $16.5 million or 45% and 54% of the Company's 1997 and 1998 net losses, respectively. Continuing with this trend, in March 1999, the Company completed a disposition of an additional 19 communities with aggregate 1998 net losses of $300,000. See "Company Operations - Operating Strategy". There can be no assurance, however, that the Company's operations will become profitable at the rate currently expected by the Company, or at all. The Company's inability to achieve profitability on a timely basis could have an adverse effect on the Company's business, operating results, financial condition and the market price of its Common Stock.

DIFFICULTIES INCREASING AND STABILIZING OCCUPANCY RATES; DIFFICULTIES CONTAINING COSTS

Prior to the second quarter of 1998 the Company had experienced challenges regarding its ability to increase occupancy levels as well as its ability to match variable cost levels with occupancy. The Company's losses are partially the result of lower than expected occupancy levels at the Company's newly developed and acquired communities. In addition, the Company incurred higher than expected variable costs as it established staffing and other costs configurations to fluctuate effectively with occupancy. The Company has increased occupancy levels significantly in the last three quarters of 1998, filling more than 1,500 units. The Company has also improved and streamlined a cost containment program geared at matching costs with occupancy levels. However, there is no assurance that occupancy levels will continue to increase at the rate currently expected by the Company, or at all or that cost levels will continue to vary according to occupancy levels. The Company's inability to increase occupancy levels or to control costs throughout its portfolio could have an adverse effect on the Company's business, financial condition and operating results.

SUBSTANTIAL DEBT AND LEASE OBLIGATIONS OF THE COMPANY

At December 31, 1998, the Company had mortgage indebtedness in an aggregate amount of $125.4 million, with minimum principal payments estimated to be approximately $12.6 million in 1999. As of December 31, 1998, approximately $108.4 million principal amount of the Company's indebtedness bore interest at fluctuating rates; therefore, increases in prevailing interest rates would increase the Company's interest payment obligations and could have an adverse effect on the Company's operating results and financial condition. At December 31, 1998, the Company was also a party to long-term operating leases for 52 of its residential communities, which require minimum annual lease payments estimated to be approximately $29.8 million in 1999. In addition, the Company will have approximately $13.3 and $75.1 million in principal amount of debt repayment obligations that become due in 2000 and 2001, respectively. The Company intends to continue to finance its properties through a combination of mortgage financing and operating leases, including leases arising through sale/leaseback transactions. As a result of such mortgages and leases, a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required interest, principal and lease payments. Furthermore, from time to time the Company has not been in compliance with certain covenants in its financing agreements. While to date the Company has been able to obtain waivers for such noncompliance, there can be no assurance that in the future it will be able to comply with such covenants, which generally relate to matters such as cash flow and debt coverage ratios. If the Company were unable to meet interest, principal or lease payments, it could be required to re-negotiate such payments or obtain additional equity or debt financing. There can be no assurance, however, that such efforts would be successful or timely or that the terms of any such financing or refinancing would be acceptable to the Company. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgage and sale/leaseback agreements, a default by the Company on one of its payment obligations could adversely affect a significant number of the Company's properties. The Company's leverage may also adversely affect the Company's ability to respond to changing business and economic conditions or continue its development and acquisition program.

NEED FOR ADDITIONAL CAPITAL; NEGATIVE CASH FLOW AND FINANCING REQUIREMENTS

The Company has experienced negative operating cash flow due to its significant developments and acquisitions of assisted living communities since its inception. The Company expects its newly developed assisted living communities to generate positive cash flow nine to twelve months after commencing operations. In addition, the Company expects that the properties it acquires for repositioning as assisted living communities will typically require at least 12 months to 18 months after acquisition to begin to generate positive cash flows. In an effort to reduce the impact of start-up losses from acquired and newly developed communities on its current cash flow, the Company began a major restructuring of its portfolio during 1998, selling its ownership and lease interests in 28 communities. See "Company Operations - Operating Strategy". There can be no assurance that any newly developed or repositioned community will achieve a stabilized occupancy rate and resident mix that meets the Company's expectations, generate positive cash flow or operating results sufficient to allow the Company to refinance outstanding indebtedness secured by the community through sale/leaseback transactions. The Company's future success depends in part on arranging sale/leaseback financing or mortgage refinancing for assisted living communities that have achieved stabilized occupancy rates, resident mix and operating margins after initial development or repositioning. The Company will from time to time seek additional funding through public or private financing, including equity financing. If additional funds are raised by issuing equity securities, the Company's shareholders may experience dilution. There can be no assurance, however, that adequate equity, debt or sale/leaseback financing will be available as needed or on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its development and acquisition projects.

CONFLICTS OF INTEREST WITH HOLIDAY

Mr. Baty, the Company's Chief Executive Officer, and Mr. Colson, a director of the Company, are the principal shareholders, directors and senior executive officers of Holiday, and substantially all the independent living facilities operated by Holiday are owned by partnerships controlled by Messrs. Baty and Colson and in which they have varying financial interests. Messrs. Baty's and Colson's responsibilities to Holiday and its affiliates include overseeing the management of independent living facilities, the acquisition, financing and refinancing of existing facilities and the development and construction of, and capital-raising activities to finance new facilities. Although the Company believes that its relationship with Holiday is beneficial, the financial interests and management and financing responsibilities of Messrs. Baty and Colson, with respect to Holiday and its affiliated partnerships could present conflicts of interest, including conflicts relating to the selection of future development or acquisition sites, competition for potential residents in markets where both companies operate and the allocation of time and efforts of Mr. Baty. Because Mr. Baty is the Chief Executive Officer of the Company and a principal executive officer of Holiday, circumstances could arise that would distract him from the Company's operations, which distractions could have an adverse effect on the Company's business, operating results and financial condition. Moreover, there can be no assurance that the Company's and Holiday's interests will remain compatible.

DEPENDENCE ON SENIOR MANAGEMENT AND SKILLED PERSONNEL

The Company depends, and will continue to depend, on the services of Daniel R. Baty, its Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Baty could have a material adverse effect on the Company's operating results and financial condition. Mr. Baty has financial interests in and management responsibilities with respect to Holiday and its related partnerships. And, as a result, he will not be devoting his full time and efforts to the Company. Under certain circumstances, Mr. Baty could have conflicts of interest in allocating his time and efforts between the Company and Holiday. The Company has entered into a noncompetition agreement with Mr. Baty but this noncompetition agreement does not limit Mr. Baty's current role with Holiday, or the related partnerships which own or lease properties currently operated by Holiday, so long as assisted living is an incidental component to Holiday's operation or management of independent-living facilities. The Company has obtained a key employee insurance policy covering the life of of Mr. Baty in the amount of $10.0 million. The Company also depends on its ability to attract and retain management personnel who will be responsible for the day-to-day operations of each of its residential communities. If the Company is unable to hire qualified management to operate its assisted living communities, the Company's business, operating results and financial condition could be adversely affected. In March 1999, Raymond R. Brandstrom and Frank A. Ruffo retired from their offices of President and Executive Vice President of the Company, respectively, and will continue consulting on behalf of the Company. Mr. Brandstrom will maintain his involvement in the Company's Board of Directors as Vice Chairman.

POSSIBLE ENVIRONMENTAL LIABILITIES

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

DEPENDENCE ON ATTRACTING SENIORS WITH SUFFICIENT RESOURCES TO PAY

The Company currently, and for the foreseeable future, expects to rely primarily on its residents' ability to pay the Company's fees from their own or familial financial resources. Generally only seniors with income or assets meeting or exceeding the comparable median in the region where the Company's assisted living communities are located can afford the Company's fees. Inflation or other circumstances that adversely affect the ability of seniors to pay for the Company's services could have an adverse effect on the Company. If the Company encounters difficulty in attracting seniors with adequate resources to pay for its services, its business, operating results and financial condition could be adversely affected.

GOVERNMENTAL REGULATION

Healthcare is heavily regulated at the federal, state and local levels and represents an area of expensive and frequent regulatory change. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could have an adverse effect on the Company's business and operating results. The Company cannot predict whether and to what extent any such legislative or regulatory initiatives will be enacted or adopted, and therefore cannot assess what effect any current or future initiative would have on the Company's business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect the Company's operations, as well as its revenues (particularly those from governmental sources) and expenses. The Company's residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. While regulations and licensing requirements often vary significantly from state to state, they typically relate to fire safety, sanitation, staff training, staffing levels and living accommodations such as room size, number of bathrooms and ventilation, as well as regulatory requirements relating specifically to certain of the Company's health-related services. The Company's success will depend in part of its ability to satisfy such regulations and requirements and to acquire and maintain any required licenses. In addition, with respect to its residents who receive financial assistance from governmental sources for their assisted living services, the Company is subject to certain federal and state regulations that prohibit certain business practices and relationships that might affect healthcare services reimbursable under Medicaid or similar state reimbursements programs. The Company's failure to comply with such regulations could jeopardize its reimbursement payments for any affected residents and, if excessive, could result in fines and the suspension or failure to renew the Company's operating licenses. Federal, state and local governments occasionally conduct unannounced investigations, audits and reviews to determine whether violations of applicable rules and regulations exist. Devoting management and staff time and legal resources to such investigations, as well as any material violation by the Company that is discovered in any such investigation, audit or review, could have a material adverse effect on the Company's business and operating results. There can be no assurance that regulatory oversight of construction efforts associated with repositionings will not result in loss of residents and disruption of community operations.

LIABILITY AND INSURANCE

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

POSSIBLE VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors and events, including, but not limited to, the liquidity of the market for the Common Stock, variations in the Company's operating results, variations from analysts expectations, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the healthcare industry generally or the assisted living residence business in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTIES

The Company's assisted living communities generally consist of one- to three-story buildings and include common dining and social areas. Twenty-two of the Company's Operating Communities offer independent living services and four are operating as skilled nursing facilities.

         The table below summarizes certain information regarding the Operating Communities.

                                                                     Emeritus
                                                                    Operations
Community                                          Location          Commenced     Units (a)   Beds (b)         Interest
--------------------------------------------  -------------------  --------------  ----------  ----------  --------------------
ARIZONA
   La Villita * (2)                           Phoenix                Jun. 1994            87          87         Manage
   Loyalton of Phoenix (3)                    Phoenix                Jan. 1999           101         111          Lease
   Olive Grove *                              Phoenix                Jun. 1994            98         111          Lease
   Scottsdale Royale +                        Scottsdale             Aug. 1994            63          63           Own
   Villa Ocotillo                             Scottsdale             Sep. 1994           102         106           Own
CALIFORNIA
   Creston Village +                          Paso Robles            Mar. 1998            97         107      Joint Venture
   Emerald Hills *                            Auburn                 Jun. 1998            89          98         Manage
   Fulton Villa                               Stockton               Apr. 1995            81          81           Own
   Laurel Place *+ (2)                        San Bernadino          Apr. 1996            70          71         Manage
   Northbay Retirement +                      Fairfield              Apr. 1998           172         189      Joint Venture
   Rosewood Court                             Fullerton              Mar. 1996            71          78          Lease
   The Terrace + (2)                          Grand Terrace          Jan. 1996            87          87         Manage
   Villa Del Rey *                            Escondido              Mar. 1997            84          84           Own
CONNECTICUT
   Cold Spring Commons *                      Rocky Hill             May 1997             80          88      Joint Venture
DELAWARE
   Gardens at White Chapel (2)                Newark                 Sep. 1998            99         109         Manage
   Green Meadows at Dover                     Dover                  Oct. 1995            49          60          Lease
FLORIDA
   Barrington Place (2)                       LeCanto                May 1996             80         120         Manage
   Beneva Park Club (2)                       Sarasota               Jul. 1995            96         102         Manage
   Central Park Village *+ (2)                Orlando                Jul. 1995           179         193         Manage
   College Park Club * (2)                    Brandenton             Jul. 1995            87          93         Manage
   Colonial Park Club (3)                     Sarasota               Aug. 1996            90          90          Lease
   La Casa Grande                             New Port Richey        May 1997            195         232           Own
   The Lodge at Mainlands (2)                 Pinellas Park          Aug. 1996           154         162         Manage
   Madison Glen (2)                           Clearwater             May 1996            130         154         Manage
   Park Club of Brandon                       Brandon                July 1995            90          88          Lease
   Park Club of Ft. Myers                     Ft. Myers              July 1995            79          82          Lease
   Park Club of Oakbridge                     Lakeland               July 1995            89          88          Lease
   River Oaks                                 Englewood              May 1997            153         200           Own
   Springtree (2)                             Sunrise                May 1996            180         246         Manage
   Stanford Centre                            Altamonte Springs      May 1997            118         181           Own
IDAHO
   Camlu Retirement +                         Coeur d'Alene          Nov. 1996            82          85         Manage
   Highland Hills (3)                         Pocatelo               Oct. 1996            49          55          Lease
   Juniper Meadows                            Lewiston               Dec. 1997            80          88           Own
   The Lakewood Inn + (3)                     Coeur d'Alene          Mar. 1996           104         114          Lease
   Ridge Wind (3)                             Chubbock               Aug. 1996            80         106          Lease
   Summer Wind                                Boise                  Sep. 1995            49          53          Lease
ILLINOIS
   Canterbury Ridge                           Urbana                 Nov. 1998           101         111         Manage



                                                                     Emeritus
                                                                    Operations
Community                                          Location          Commenced     Units (a)   Beds (b)         Interest
--------------------------------------------  -------------------  --------------  ----------  ----------  --------------------
IOWA
   Silver Pines                               Cedar Rapids           Jan. 1995            80          80           Own
KANSAS
   Elm Grove Estates (2)                      Hutchinson             Jun. 1997           116         128         Manage
KENTUCKY
   Stonecreek Lodge *                         Louisville             May 1997             80          88      Joint Venture
MARYLAND
   Martin's Glen                              Essex                  Feb. 1999            97         107         Manage
MASSACHUSETTS
   Meadow Lodge at Drum Hill *                Chelmsford             Oct. 1997            80          88      Joint Venture
   The Pines at Tewksbury *(3)                Tewksbury              Jan. 1996            49          65          Lease
   Woods at Eddy Pond *                       Auburn                 Jun. 1997            80          88      Joint Venture
MISSISSIPPI
   Loyalton of Biloxi                         Biloxi                 Feb. 1999            83          91         Manage
   Ridgeland Court *                          Ridgeland              Aug. 1997            79          87      Joint Venture
   Silverleaf Manor                           Meridian               Aug. 1998           101         111         Manage
MISSOURI
   Autumn Ridge +                             Herculaneum            Jun. 1997            94          94         Manage
MONTANA
   Springmeadows Residence                    Bozeman                May 1997             74          81           Own
NEVADA
   Concorde *                                 Las Vegas              Nov. 1996           113         125           Own
NEW JERSEY
   Laurel Lake Estates                        Voorhees               Jul. 1995           113         115          Lease
NEW YORK
   Bassett Manor (1)                          Williamsville          Nov. 1996           104         106          Lease
   Bassett Park Manor (1)                     Williamsville          Nov. 1996            78          80          Lease
   Bellevue Manor (1)                         Syracuse               Nov. 1996            90          90          Lease
   Colonie Manor (1)                          Latham                 Nov. 1996            94          94          Lease
   East Side Manor (1)                        Fayettville            Nov. 1996            79          87          Lease
   Green Meadows at Painted Post (1)          Painted Post           Oct. 1995            73          96          Lease
   Perinton Park Manor (1)                    Fairport               Nov. 1996            78          86          Lease
   West Side Manor - Rochester (1)            Rochester              Nov. 1996            72          72          Lease
   West Side Manor - Syracuse (1)             Syracuse               Nov. 1996            77          79          Lease
   Woodland Manor (1)                         Vestal                 Nov. 1996            60         116          Lease
NORTH CAROLINA
   Heritage Health Center #                   Hendersonville         Feb. 1996            67         135          Lease
   Heritage Hills Retirement Community +      Hendersonville         Feb. 1996            99          99           Own
   Heritage Lodge Assisted living             Hendersonville         Feb. 1996            20          24          Lease
   Pine Park Retirement Community +           Hendersonville         Feb. 1996           110         110          Lease
   Pines of Goldsboro                         Goldsboro              Nov. 1998           101         111         Manage
OHIO
   Brookside Estates (2)                      Middleburg Heights     Oct. 1998            99         101         Manage
   Park Lane +                                Toledo                 Jan. 1998            92         101         Manage
OREGON
   Meadowbrook (3)                            Ontario                Jun. 1995            53          55          Lease
PENNSYLVANIA
   Green Meadows at Allentown                 Allentown              Oct. 1995            76          97          Lease
   Green Meadows at Latrobe                   Latrobe                Oct. 1995            84         125          Lease



                                                                     Emeritus
                                                                    Operations
Community                                          Location          Commenced     Units (a)   Beds (b)         Interest
--------------------------------------------  -------------------  --------------  ----------  ----------  --------------------
SOUTH CAROLINA
   Anderson Place - The Summer House + (3)    Anderson               Oct. 1996            30          40          Lease
   Anderson Place - The Village (3)           Anderson               Oct. 1996            75          75          Lease
   Anderson Place - The Health Center # (3)   Anderson               Oct. 1996            22          44          Lease
   Bellaire Place * (2)                       Greenville             Jul. 1997            81          89         Manage
   Countryside Park                           Easley                 Feb. 1996            48          66          Lease
   Countryside Village Assisted living        Easley                 Feb. 1996            47          77          Lease
   Countryside Village Health Care Center #   Easley                 Feb. 1996            24          44          Lease
   Countryside Village Retirement Center +    Easley                 Feb. 1996            75          78          Lease
   Skylyn Health Center #                     Spartanburg            Feb. 1996            26          48          Lease
   Skylyn Personal Care Center                Spartanburg            Feb. 1996            80         119          Lease
   Skylyn Retirement Community +              Spartanburg            Feb. 1996           155         155          Lease
   York Care                                  York                   Apr. 1997            50         100         Manage
TENNESSEE
   Walking Horse Meadows *+ (2)               Clarksville            Jun. 1997            50          55         Manage
TEXAS
   Amber Oaks *+                              San Antonio            Apr. 1997           155         267          Lease
   Cambria *                                  El Paso                Oct. 1996            79          87          Lease
   Dowlen Oaks (2)                            Beaumont               Mar. 1997            79          87         Manage
   Eastman Estates (2)                        Longview               Jul. 1997            70          77         Manage
   Elmbrook Estates (3)                       Lubbock                Feb. 1997            79          87          Lease
   Lakeridge Place (2)                        Wichita Falls          Jul. 1997            80          88         Manage
   Meadowlands Terrace * (2)                  Waco                   Jul. 1997            71          78         Manage
   Myrtlewood Estates (2)                     San Angelo             Aug. 1997            79          87         Manage
   The Palisades *+                           El Paso                Apr. 1997           158         215          Lease
   Redwood Springs +                          San Marcos             Apr. 1997            90          90          Lease
   Saddleridge Lodge (2)                      Midland                Mar. 1997            79          87         Manage
   Seville Estates * (2)                      Amarillo               Mar. 1997            50          55         Manage
   Sherwood Place *                           Odessa                 Oct. 1996            79          87          Lease
   Vickery Towers at Belmont +                Dallas                 Apr. 1995           301         331         Manage
UTAH
   Emeritus Estates (2)                       Ogden                  Apr. 1998            83          91         Manage
VIRGINIA
   Carriage Hill Retirement                   Bedford                Sep. 1994            88         134          Lease
   Cobblestones at Fairmont *                 Manassas               Sep. 1996            75          82           Own
   Wilburn Gardens                            Fredericksburg         Jan. 1999           101         111         Manage
WASHINGTON
   Charlton Place                             Tacoma                 Jul. 1998            95         104         Manage
   Cooper George *+                           Spokane                Jun. 1996           141         159       Partnership
   Courtyard at the Willows *                 Puyallup               Oct. 1997           100         110           Own
   Evergreen Lodge (3)                        Federal Way            Apr. 1996            98         124          Lease
   Fairhaven Estates *(3)                     Bellingham             Oct. 1996            50          55          Lease
   Garrison Creek Lodge *                     Walla Walla            Jun. 1996            80          88          Lease
   Harbour Pointe Shores (2)                  Ocean Shores           Mar. 1997            50          55         Manage
   The Hearthstone (3)                        Moses Lake             Nov. 1996            84          92          Lease
   Kirkland Lodge                             Kirkland               Feb. 1996            75          85           Own
   Renton Villa *                             Renton                 Sep. 1993            79          97          Lease
   Richland Gardens                           Richland               Jul. 1998           100         110         Manage
   Seabrook *                                 Everett                Jun. 1994            60          62          Lease
   Van Vista/Columbia House                   Vancouver              Oct. 1997           100         100     Admin Services



                                                                     Emeritus
                                                                    Operations
Community                                          Location          Commenced     Units (a)   Beds (b)         Interest
--------------------------------------------  -------------------  --------------  ----------  ----------  --------------------
WYOMING
   Park Place + (2)                           Casper                 Feb. 1996            60          60         Manage
   Sierra Hills                               Cheyenne               Jun. 1998            83          91         Manage
                                                                                   ----------  ----------
          Total Operating Communities                                                 10,354      11,910
                                                                                   ----------  ----------
                                                                                   ----------  ----------



*         Near an existing or proposed Holiday facility.

+         Currently offers independent living services.

#         Currently operates as a skilled nursing facility.

(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

(1) The Company provides administrative services to the community which is operated by Painted Post Partnership through a lease agreement with an independent third party. See "Strategic Relationships - Painted Post Partners Relationship".

(2) The interest in this community has been sold effective 12/31/98, but Emeritus will manage the buildings pursuant to a three year management contract.

(3) The interest in this community has been sold pursuant to the consummation of Emeritrust II. See "Company Operations - Operating Strategy".

DEVELOPMENTS

The following table summarizes certain information regarding the Development Communities under construction, which are communities where construction activities, such as ground-breaking activities, exterior construction or interior build-out have commenced.

                                                               Scheduled                                    Site
Community                                   Location            Opening      Units (a)    Beds (b)        Interest
------------------------------------- ---------------------  --------------  ----------- -----------  -----------------
ANTICIPATED 1999 OPENINGS:

ARIZONA
   Loyalton of Flagstaff (1)          Flagstaff               2nd Quarter            61          67        Lease
FLORIDA
   The Allegro                        St. Augustine           3rd Quarter           111         122        Manage
   Heritage Oaks                      Tallahassee             4th Quarter           120         132        Manage
MARYLAND
   Baltimore                          Baltimore               4th Quarter           120         134        Manage
   Loyalton of Hagerstown (1)         Hagerstown              3rd Quarter           100         110        Lease
MISSISSIPPI
   Trace Point                        Clinton                 3rd Quarter           100         110    Joint Venture
   Loyalton of Hattiesburg            Hattiesburg             3rd Quarter            83          91        Manage
NEW YORK
   Brockport                          Brockport               3rd Quarter            84          92        Manage
   Queensbury Commons                 Queensbury              4th Quarter            84          92        Manage
   Loyalton of Lakewood (1)           Lakewood                4th Quarter            83          91        Lease
VIRGINIA
   Loyalton of Staunton (1)           Staunton                3rd Quarter           101         111        Lease
WASHINGTON
   Arbor Place at Silver Lake         Everett                 2nd Quarter           101         111        Manage
JAPAN
   Kurashiki                          Kurashiki               4th Quarter           116         116    Joint Venture
                                                                             ----------- -----------
TOTAL 1999 OPENINGS                                                               1,264       1,379
                                                                             ----------- -----------
                                                                             ----------- -----------

ANTICIPATED 2000 OPENINGS:

ARIZONA
   Green Valley                       Green Valley            3rd Quarter            83          91         Own
CALIFORNIA
   Village at Granite Bay             Granite Bay             3rd Quarter           100         110    Joint Venture
MISSISSIPPI
   Brandon                            Brandon                 4th Quarter           100         110        Manage
NEW JERSEY
   Loyalton of Cape May               Cape May                4th Quarter           100         110         Own
                                                                             ----------- -----------

TOTAL 2000 OPENINGS                                                                 383         421
                                                                             ----------- -----------
                                                                             ----------- -----------


*         Near an existing or proposed Holiday facility.

(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

(1) The interest in this community has been sold pursuant to the consummation of Emeritrust II.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about the executive officers of the Company. There are no family relationships between any of the directors or executive officers of the Company.

Name                         Age   Position
----                         ---   --------
     Daniel R. Baty          54    Chairman of the Board and Chief Executive Officer
     Gary D. Witte           54    Vice President, Operations
     Kelly J. Price          30    Vice President, Finance, Chief Financial Officer, Principal
                                   Accounting Officer and Secretary
     Sarah J. Curtis         36    Vice President, Sales and Marketing


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

Kelly J. Price has served as the Company's Vice President since February 1997, as Chief Financial Officer and Secretary since September 1995 and as Principal Accounting Officer since February 1998. Prior to that, from January 1995 he was the Company's Director of Finance. From September 1991 until joining the Company, Mr. Price was employed at Deloitte & Touche LLP in both the Management Consulting and Accounting practice, last serving as a senior consultant in the real estate and healthcare industries.

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

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported on AMEX.

                                                              High                    Low
1996
First Quarter..............................................   $      21.7500          $     11.6250

Second Quarter.............................................   $      20.8750          $     17.6250

Third Quarter..............................................   $      18.0000          $     14.0000

Fourth Quarter.............................................   $      16.0000          $     10.0000

1997
First Quarter..............................................   $      13.5000          $     11.1250

Second Quarter.............................................   $      16.2500          $     11.5000

Third Quarter..............................................   $      15.5000          $     13.8750

Fourth Quarter.............................................   $      16.2500          $     11.8750

1998
First Quarter..............................................   $      13.5020          $     10.6875

Second Quarter.............................................   $      10.7500          $     13.3750

Third Quarter..............................................   $       9.1250          $     12.4375

Fourth Quarter.............................................   $       8.6250          $     11.3750

1999
First Quarter (through March 23, 1999).....................   $      15.1250          $     11.3750



As of March 26, 1999, the number of record holders of the Company's Common Stock was 160.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited consolidated financial statements of the Company and subsidiaries for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. The data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in the Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                                              Year ended December 31,
                                                      -------------------------------------------------------------------------
                                                          1994            1995            1996           1997          1998
                                                      --------------  --------------  --------------  ------------  -----------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total operating revenues.....................              $  4,409     $   21,277       $ 68,926       $117,772    $151,820
Total operating expenses.....................                 4,761         22,149         74,053        139,323     171,405
                                                      --------------  --------------  --------------  ------------  --------
 Loss from operations........................                  (352)          (872)        (5,127)       (21,551)    (19,585)
                                                      --------------  --------------  --------------  ------------  --------
Net other expense............................                (1,080)        (6,815)        (3,075)        (6,660)     (9,194)
Extraordinary loss on extinguishment of
debt.........................................                    --         (1,267)            --             --        (937)
Cumulative effect of change in accounting
principle....................................                    --             --             --             --      (1,320)
                                                      --------------  --------------  --------------  ------------  --------
          Net loss...........................                (1,432)        (8,954)        (8,202)       (28,211)    (31,036)
                                                      --------------  --------------  --------------  ------------  --------
                                                      --------------  --------------  --------------  ------------  --------
Preferred stock dividends....................                    --             --             --            425       2,250
                                                      --------------  --------------  --------------  ------------  --------
          Net loss to common shareholders....              $ (1,432)    $   (8,954)      $  (8,202)     $(28,636)   $(33,286)
                                                      --------------  --------------  --------------  ------------  --------
                                                      --------------  --------------  --------------  ------------  --------
Loss per common share before extraordinary item
  and cumulative effect of change in accounting
  principle-
  Basic and diluted..........................                           $    (0.95)      $   (0.75)     $  (2.60)   $  (2.96)

Extraordinary loss per common share -
  Basic and diluted..........................                           $    (0.16)      $      --      $     --    $   (.09)

Cumulative effect of change in accounting
  principle loss per common share -
  Basic and diluted..........................                           $       --       $      --      $     --    $   (.12)

Net loss per common share -
  Basic and diluted..........................                           $    (1.11)      $   (0.75)     $  (2.60)   $  (3.17)

Weighted average number of common shares
  Outstanding (1) -
  Basic and diluted..........................                                8,062          11,000        11,000      10,484
                                                                      --------------  --------------  ------------  --------
                                                                      --------------  --------------  ------------  --------
CONSOLIDATED OPERATING DATA:
  Communities operated
(2)..........................................                     6             22              69            99         109
  Number of units
(2)..........................................                   494          1,857           5,807         8,624      11,112



(1) The weighted average shares outstanding were retroactively adjusted for the 9,200-for-1 split on April 14,1995.

(2) Information is as of the end of the period and excludes the Operating Communities and units therein that are managed by others.

                                                      ------------------------------------------------------------------------------
                                                                                   As of December 31,
                                                      ------------------------------------------------------------------------------
                                                          1994            1995            1996            1997            1998
                                                      --------------  -------------   --------------  -------------  ---------------
                                                                                     (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................          $    220       $   9,507        $ 23,039        $ 17,537        $ 11,442
Working capital (deficit).....................            (2,762)          4,091           9,757          12,074            (977)
Total assets..................................            24,493         115,635         158,038         228,573         192,870
Long-term debt, less current portion..........            22,684          66,814          60,260         108,117         119,674
Minority interests............................                77           2,229           1,918           1,176             910
Shareholders' equity (deficit)................            (1,462)         34,895          26,188           1,207         (45,964)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Emeritus is a nationally integrated senior housing services organization focused on operating residential-style assisted living communities. The Company is one of the largest and most experienced providers of assisted living communities in the United States. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.

The Company's revenues are derived primarily from rents and service fees charged to its residents. For 1996, 1997 and 1998, the Company generated total operating revenues of $68.9 million, $117.8 million and $151.8 million, respectively. As of December 31, 1998, the Company's accumulated deficit was $80.5 million and its total shareholders' deficit was $46.0 million. For 1996, 1997 and 1998, the Company incurred losses of $8.2 million, $28.6 million and $28.8 million (excluding the extraordinary item and a charge related to the cumulative effect of a change in accounting principle in 1998), respectively.

The Company's losses to date result from a number of factors. These factors include, but are not limited to: the development of 48 and acquisition of 69 assisted living communities since inception that incurred operating losses during the initial 12 to 24 month rent-up phase; initially lower levels of occupancy at the Company's communities than originally anticipated; financing costs arising from sale/leaseback transactions and mortgage financing; refinancing transactions at proportionately higher levels of debt; and increased administrative and corporate expenses to facilitate the Company's growth.

During 1998 the Company adopted an operating strategy focused on: 1) increasing occupancy throughout the Company's portfolio, 2) reducing acquisition and development activities and 3) disposing of select communities operating at a loss. Occupancy at December 31, 1998 increased 9% to 81% compared to 72% at December 31, 1997. In addition, average occupancy increased 4% to 77% for 1998 compared to 73% for 1997. The Company has significantly reduced its acquisition and development activities during 1998. The Company acquired 36 and 10 communities in 1996 and 1997, respectively, and two communities during 1998. In addition, the Company opened 11, 20 and five development communities in 1996, 1997 and 1998 respectively. Slowing its acquisition and development activities has enabled the Company to utilize its resources more efficiently and increase its focus on community operations. During 1998 the Company disposed of its interests in 28 communities, 22 of which were leased from Meditrust. The Company retains a management interest in all 28 facilities through three year management contracts and has an option and a right of first refusal to purchase 22 and three of these facilities, respectively, during this three year period. In addition, the Company has disposed of its leasehold interests in an additional 19 communities during the first quarter of 1999.

As of March 23, 1999, the Company held ownership, leasehold or management interests in 117 residential communities (the "Operating Communities") consisting of approximately 10,400 units with the capacity for 12,000 residents, located in 29 states. Of the 117 Operating Communities, 20 and 11 newly developed communities were opened during 1997 and 1998, respectively. The Company owns, has a leasehold interest in, management interest in or has acquired an option to purchase development sites for 17 new assisted living communities (the "Development Communities"). Of the Development Communities, 13 are scheduled to open during 1999, the remainder in 2000. The Company leases 53 of its residential communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 15 communities, manages or provides administrative services for 41 communities and has a partnership interest or joint venture in seven communities. Additionally, the Company holds a minority interest in Alert Care Corporation ("Alert"), an Ontario, Canada based owner and operator of 21 assisted living communities consisting of approximately 1,200 units with a capacity of approximately 1,300 residents. See "--Strategic Relationships - Alert Relationship". Assuming completion of the Development Communities scheduled to open throughout 1999 and including the minority interest in Alert, the Company will own, lease, have an ownership or partnership interest in, joint venture or manage 151 properties in 29 states, Canada and Japan, containing an aggregate of approximately 12,900 units with capacity of over 14,500 residents. There can be no assurance, however, that the Development Communities will be completed on schedule and will not be affected by construction delays, the effects of government regulation or other factors beyond the Company's control." The Company's management of assisted living communities owned or leased by others has not been material to the Company's business or revenue.

         The following table sets forth a summary of the Company's property interests.

                                                                   As of December 31,
                              ----------------------------------------------------------------------------------------------
                                     1995                     1996                    1997                    1998
                             ---------------------    ---------------------  ----------------------- -----------------------
                               Buildings    Units     Buildings    Units      Buildings    Units       Buildings    Units
                             ---------------------    ---------------------  ----------------------- -----------------------
Owned                           14          1,496        15        1,485        19         2,099        15          1,492
Leased                           9            662        53        4,165        76         6,124        52          3,937
Managed/Admin Services          --             --         1           83         4           327        38          3,734
Joint Venture/Partnership        1             22         2          162         1           140         8            809
                             ---------------------    ---------------------  ----------------------- -----------------------
     Sub Total                  24          2,180        71        5,895       100         8,690       113          9,972
     Annual Growth             243%           273%      196%         170%       41%           47%       13%            15%

Pending Acquisitions            13            895         8        1,028        --            --        --             --
New Developments                26          2,112        27        2,296        26         2,483        21          2,029
Minority Interest (Alert)       --             --        17          959        22         1,248        21          1,203
                             ---------------------    ---------------------  ----------------------- -----------------------
     Total                      63          5,187       123       10,178       148        12,421       155         13,204
                             ---------------------    ---------------------  ----------------------- -----------------------
     Annual Growth             232%           194%       95%          96%       20%           22%        5%             6%


RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from year to year.

                                                                                                   Year-to-Year
                                                         Percentage of Revenues                     Percentage
                                                        Years ended December 31,                Increase (Decrease)
                                                    1996          1997          1998         1996-1997       1997-1998
                                                 ------------  ------------  ------------  --------------  --------------
Revenues.........................................    100 %          100 %        100 %           71%             29 %
Expenses:
     Community operations .......................     71             70           73             69              34
     General and administrative .................      9              9            9             76              26
     Depreciation and amortization ..............      4              6            4            131             (14)
     Rent .......................................     23             29           27            115              20
     Other ......................................     --              4           --            N/A             N/A
                                                 ------------  ------------  ------------
          Total operating expenses ..............    107            118          113             88              23
                                                 ------------  ------------  ------------
          Loss from operations ..................     (7)           (18)         (13)           320              (9)
                                                 ------------  ------------  ------------
Other expense:
     Interest expense, net ......................      4              6            9            141              69
     Other, net .................................     --             (1)          (3)           N/A             531
Extraordinary loss on early extinguishment
   of debt ......................................     --             --            1             --             N/A
Cumulative effect of change in accounting
   principle ....................................                                  1             --             N/A
                                                 ------------  ------------  ------------
          Net loss ..............................    (12)%          (24)%        (20)%          244 %            10 %
                                                 ------------  ------------  ------------
                                                 ------------  ------------  ------------


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES. Total operating revenues for 1998 were $151.8 million, reflecting a $34.0 million increase, or 29% compared to $117.8 million for 1997. The increase is primarily due increased occupancy throughout the Company's portfolio. Occupancy at December 31, 1998 increased 9% to 81% compared to 72% as of December 31, 1997. Furthermore, average occupancy for 1998 was 77% compared to 73% for 1997, an increase of 4%. In addition to the increase in occupancy, the Company opened five newly developed communities in 1998 which accounted for a $3.0 million increase in revenue.

COMMUNITY OPERATIONS. Community operating expenses increased to $110.6 million for 1998 from $82.8 for 1997, an increase of $27.8 million, or 34%. As a percentage of total revenues, community operations increased to 73% for 1998 compared to 70% for 1997. These increases are the result of 1) increased labor costs due to the overall census increase throughout the Company's portfolio, 2) the opening of five newly developed communities during 1998, 3) increased sales and marketing costs and 4) the recording of start-up and organization costs as operating expenses in accordance with SOP 98-5, which would previously have been deferred and amortized.

GENERAL AND ADMINISTRATIVE. General and Administrative ("G&A") costs have increased $2.8 million, or 26% to $13.6 million for 1998 compared to $10.8 million for 1997. As a percentage of revenues, G&A costs have stayed relatively constant at 9% for 1998 and 1997. The overall increase of $2.8 million is primarily attributable to greater personnel costs due to the growth of the Company.

DEPRECIATION AND AMORTIZATION. For 1998 depreciation and amortization expense decreased 14% to $5.7 million from $6.6 million for 1997. As a percentage of total revenue, depreciation and amortization expense decreased to 4% for 1998 compared to 6% for 1997. The decrease is the result of expensing previously deferred start-up in accordance with SOP 98-5.

RENT. Rent expense for 1998 increased 20% or $6.8 million to $41.5 million from $34.7 million for 1997. This increase is primarily attributable to the opening of five newly developed communities in 1998 and 20 in 1997. In addition, the increase is partly the result of lease provisions providing for additional payments based on a percentage of revenue in the 1998 period. As a percentage of total revenue, rent expense decreased 2% to 27% for the year ended December 31, 1998 compared to 29% for the year ended December 31, 1997.

OTHER. As compared to 1997 where the Company incurred $4.4 million of charges related to the termination of the Company's tender offer for ARV and changes in the Company's operating structure, the Company incurred no such operating costs in 1998.

INTEREST EXPENSE. Interest expense increased $5.8 million or 69% to $14.2 million for 1998 compared to $8.4 million for 1997, As a percentage of revenue, interest expense increased 3% to 9% for 1998 compared to 6% for 1997. This increase is primarily the result of an increase in mortgage interest expense due to the refinancing of several properties during the second quarter of 1998. In addition, total debt increased approximately $11 million to $132 million as of December 31, 1998 compared to $121 million as of December 31, 1997.

OTHER, NET. For 1998, other, net increased $3.2 million to $3.8 million from approximately $600,000, a 531% increase. The increase is a result of gains realized on the sale of investment securities and the dispositions of communities.

EXTRAORDINARY ITEM. The Company recognized an extraordinary loss of approximately $937,000 for 1998, representing the write-off of loan fees and other related costs of the Company's early extinguishment of debt when it refinanced 10 communities.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In 1998, the Company incurred a cumulative effect of a change in accounting principle of $1.3 million related to the early adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred.

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

GENERAL AND ADMINISTRATIVE. G&A expenses for 1997 were $10.8 million, representing an increase of $4.7 million, or 76%, from $6.2 million for 1996. As a percentage of total operating revenues, G&A expenses remained unchanged at 9% for 1996 and 1997 while the number of employees located at the corporate office was 83 and 90 at December 31, 1996 and 1997, respectively. The dollar increase in G&A expenses was attributable to salaries and associated costs relating to additional employment in conjunction with new business, increased accounting costs and higher travel and other costs relating to the Company's larger number of communities. G&A costs are expected to continue to increase proportionally with revenues and community operations at least through 1998 as the Company acquires additional existing communities and develops new communities.

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

SAME COMMUNITY COMPARISON

The Company operated 86 communities ("Same Community") on a comparable basis during both the three months ended December 31, 1997 and 1998. The following table sets forth a comparison of Same Community results of operations for the three months ended December 31, 1997 and 1998.


                                                                  Three Months Ended December 31,
                                                                             (In thousands)
                                                                                          Dollar          Percentage
                                                     1997               1998              Change            Change
                                               ------------------ ------------------  ---------------  ------------------
Revenue....................................           $31,377            $36,849           $5,472             17.4 %
Community operating expense................            22,149             24,686            2,537             11.5
                                               ------------------ ------------------  ---------------  ------------------
     Community operating income............             9,228             12,163            1,776             17.1
                                               ------------------ ------------------  ---------------  ------------------

Depreciation and amortization..............             1,846              1,229             (617)           (33.4)

Rent.......................................            10,003              9,312             (691)            (6.9)
                                               ------------------ ------------------  ---------------  ------------------
     Operating income (loss)...............            (2,621)             1,622            4,243            161.9
                                               ------------------ ------------------  ---------------  ------------------
Interest expense, net......................             1,785              1,761              (24)            (1.4)
Other (income) expense, net................               (84)                10               94            111.9
                                               ------------------ ------------------  ---------------  ------------------
     Net loss..............................           $(4,322)           $  (149)          $4,173             96.6 %
                                               ------------------ ------------------  ---------------  ------------------
                                               ------------------ ------------------  ---------------  ------------------



The Same Communities represented $36.8 million or 90% of the Company's total operating revenue for the quarter ended December 31, 1998. Same Community revenues increased $5.5 million or 17% to $36.8 million for the three months ended December 31, 1998 compared to $31.4 million for the comparable period in 1997. This increase in revenue is the result of increased occupancy at the Same Communities and monthly rate increases due to an expanded range of services offered at the communities. For the quarter ended December 31, 1998 occupancy increased 11% to 85% from 74% for the quarter ended December 31, 1997. In addition, revenue per occupied unit increased to $2,016 for the quarter ended December 31, 1998 compared to $1,972 for the quarter ended December 31, 1997. For the quarter ended December 31, 1998 the Company generated operating income of $1.6 million compared to an operating loss of $2.6 million for the comparable period in 1997, an improvement of $4.2 million or 162%.

The Company operated 63 communities ("Same Community") on a comparable basis during both the year ended December 31, 1997 and 1998. The following table sets forth a comparison of Same Community results of operations for the year ended December 31, 1997 and 1998.


                            Year Ended December 31,
                                (In thousands)

                                                              Dollar      Percentage
                                      1997         1998       Change        Change
                                      ----         ----       ------      ----------

Revenue ............................ $94,786     $100,361     $5,575          5.9%
Community operating expense ........  63,538       68,473      4,935          7.8
                                     -------     --------     ------        -----
   Community operating income ......  31,248       31,888        640          2.0
                                     -------     --------     ------        -----
Depreciation and amortization ......   3,410        2,656       (754)       (22.1)
Rent ...............................  26,391       25,498       (893)        (3.4)
                                     -------     --------     ------        -----
   Operating income ................   1,447        3,734      2,287        158.1
                                     -------     --------     ------        -----
Interest expense, net ..............   2,392        2,480         88          3.7
Other income, net ..................     (17)          (8)         9         52.2
                                     -------     --------     ------        -----
   Net income (loss) ............... $  (928)    $  1,262     $2,190        235.9%
                                     -------     --------     ------        -----
                                     -------     --------     ------        -----


The Same Communities represented $100.4 million or 66% of the Company's total operating revenue for 1998. Same Community revenues increased $5.6 million or 6% to $100.4 million for 1998 compared to $94.8 million for 1997. This increase in revenue is the result of increased occupancy at the Same Communities and monthly rate increases due to an expanded range of services offered at the communities. For 1998 occupancy increased 3% to 84% from 81% for 1997. In addition, revenue per occupied unit increased to $2,033 for 1998 compared to $1,965 for 1997. For 1998 the Company generated both operating and net income of $3.7 million and $1.3 million, respectively, compared to operating income and a net loss of $1.4 million and $0.9 million, respectively, for 1997, an improvement of over $2 million and in excess of 100% for both figures.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998. For 1998, net cash used in operating activities was $21.8 million, primarily due to losses incurred on newly acquired and developed communities. The Company obtained $20.4 million in proceeds from the sale of communities in sales transactions and repaid related mortgage indebtedness of $12.7 million as well as $56.6 million of unrelated mortgage indebtedness which primarily relates to the refinancing of 10 assisted living communities. The Company obtained $5.4 million in proceeds from the sale of investment securities. The Company also incurred additional long-term debt of $105.2 million related to the aforementioned refinancing and purchased additional property and equipment and property held for development of $30.4 million. As a result of these acquisition and financing transactions the Company decreased its cash position by approximately $6.0 million. As of December 31, 1998, the Company had a working capital deficiency of $977,000.

In 1997 and 1998, the Company purchased 517,200 shares of its common stock at an aggregate cost of $5.7 million.

In April 1998, the Company entered into a lending arrangement with Deutsche Bank North America ("Deutsche"). The loan terms specify a three year loan not to exceed $77.9 million with a 30-day LIBOR rate plus 2.95%. The Company used the proceeds to refinance 10 of its Operating Communities. At December 31, 1998, the Company has $73.2 million outstanding with Deutsche under this arrangement.

During 1998, the Company disposed of 28 of its buildings through the Emeritrust transaction and through sales to related parties. These dispositions netted proceeds of $33.2 million after repayment of outstanding debt of $12.8 million. In addition, the Emeritrust transaction will reduce operating lease payments of the Company by $11.3 million. See "--Company Operations--Operating Strategy."

The Company was committed to enter into long-term operating leases with a REIT for communities currently under development. In March 1999, the Company completed a disposition of its leasehold interest in these development communities. See "--Company Operations--Operating Strategy."

The Company has been, and expects to continue to be, dependent on third-party financing for its cash needs in connection with operating losses as well as with its acquisition and development of communities. There can be no assurance that financing for these requirements will be available to the Company on acceptable terms. Moreover, to the extent the Company acquires communities that do not generate positive cash flow, the Company may be required to seek additional capital or borrowings for working capital and liquidity purposes.

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

PLAN
The Plan is comprised of three components including assessment of: a) the IT infrastructure (hardware and systems software other than application software);
b) application software; and b) third party suppliers/vendors. The Company commenced work on the Plan in the fourth quarter of 1998 by taking inventory of Year 2000 problems in the areas of IT infrastructure as well as application software. In addition, the Company has determined the priority of the items based on their materiality to the Company's operations. No material items have been noted to date. For each component, the Company will address Year 2000 problems in six phases: 1) taking inventory of Year 2000 problems; 2) assigning priorities to identified items; 3) assessing materiality of items to the Company's operations; 4) replacing/repairing material non-compliant items; 5) testing material items; and 6) designing and implementing business continuation plans. Material items are those believed by the Company to have a risk that may affect revenue or may cause a discontinuation of operations. The Company estimates a completion date of June 30, 1999.

COSTS
The project is not expected to be material to the Company's operations or financial position. The total cost is not expected to exceed $50,000 of which approximately $2,500 have been incurred to date.

RISKS
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Such failures could materially affect the Company's results of operations, liquidity, and financial condition. The Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition due, in part, to uncertainty regarding compliance by third parties. The Plan is expected to significantly reduce the Company's level of uncertainty regarding the Year 2000 problem, however, particularly compliance and readiness of its third-party suppliers/vendors. The Company believes that, with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations will be reduced and, therefore, a contingency plan has not been deemed necessary to date.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in interest rates as a result of its short and long term borrowings. The Company manages this risk by obtaining fixed rate borrowings when possible. At December 31, 1998, the Company's variable rate borrowings totaled $97.3 million. If market interest rates average 2% more in 1999 than they did in 1998, the Company's interest expense would increase and income before taxes would decrease by $1.9 million. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding variable rate borrowings as of December 31, 1998 and does not consider changes in the actual level of borrowings which may occur subsequent to December 31, 1998. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Independent Auditors report are listed at
Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Executive Officers of the Registrant" in
Part I of this Form 10-K and under the captions "Election of Directors -- Nominees for Election" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement relating to its 1998 annual meeting of shareholders (the "Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation" and "Election of Directors -- Director Compensation" in the Company's Proxy Statement is hereby incorporated by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                                               Page
                                                                                               ----
              Independent Auditors' Reports...............................................     F-2
              Consolidated Balance Sheets.................................................     F-4
              Consolidated Statements of Operations.......................................     F-5
              Consolidated Statements of Comprehensive Operations.........................     F-6
              Consolidated Statements of Cash Flows.......................................     F-7
              Consolidated Statements of Shareholders' Equity (Deficit)...................     F-9
              Notes to Consolidated Financial Statements..................................     F-10



(2) FINANCIAL STATEMENT SCHEDULES. Schedule II Valuation and Qualifying Accounts (contained on page F-23) Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

(c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit   Description                                                                                                Reference
------------------------------------------------------------------------------------------------------------------------------
3.1       Restated Articles of Incorporation of registrant (Exhibit 3.1).                                               (2)

3.2       Amended and Restated Bylaws of the registrant (Exhibit 3.2).                                                  (1)

4.1       Forms of 6.25% Convertible Subordinated Debenture due 2006 (Exhibit 4.1).                                     (2)

4.2       Indenture dated February 15, 1996 between the registrant and Fleet National Bank ("Trustee") (Exhibit         (2)
          4.2).

4.3       Preferred Stock Purchase Agreement (including Designation of Rights and Preferences of Series A
          Convertible Exchangeable Redeemable Preferred Stock of Emeritus Corporation Agreement, Registration of
          Rights Agreement and Shareholders Agreement) dated October 24, 1997 between the registrant ("Seller")        (12)
          and Merit Partners, LLC ("Purchaser") (Exhibit 4.1).




10.1      Amended and Restated 1995 Stock Incentive Plan (Exhibit 99.1).                                               (14)

10.2      Stock Option Plan for Nonemployee Directors (Exhibit 10.2).                                                   (2)

10.3      Form of Indemnification Agreement for officers and directors of the registrant (Exhibit 10.3).                (1)

10.4 Noncompetition Agreements entered into between the registrant and each of the following individuals:

          10.4.1     Daniel R. Baty (Exhibit 10.4.1), Raymond R. Brandstrom (Exhibit 10.4.2) and Frank A. Ruffo         (2)
                     (Exhibit 10.4.3).

10.5      Shareholders Agreement dated as of April 17, 1995, and as amended September 27, 1995, among the
          registrant, its Founders and certain Investors, as defined therein (Exhibit 10.5).                            (1)

10.6      Form of Stock Purchase Agreement dated July 31, 1995, entered into between Daniel R. Baty and each of
          Michelle A. Bickford, Jean T. Fukuda, James S. Keller, George T. Lenes and Kelly J. Price (Exhibit 10.6).     (1)

10.7      Series A Preferred Stock and Note Purchase Agreement dated as of April 17, 1995 among the registrant and
          the investors listed on Schedule I thereto (Exhibit 10.7).                                                    (1)


10.8      SCOTTSDALE ROYALE IN SCOTTSDALE, ARIZONA, AND VILLA OCOTILLO IN
          SCOTTSDALE, ARIZONA. THE FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF
          THOSE EXECUTED IN CONNECTION WITH THESE PROPERTIES:

          10.8.1     Loan Agreement dated December 31, 1996 in the amount of $12,275,000 by the registrant
                     ("Borrower") and Lender (Exhibit 10.9.1).                                                          (5)


          10.8.2     Promissory Note dated December 31, 1996 in the amount of $5,500,000 between the registrant to
                     Bank United (the "Lender") with respect to Scottsdale Royale and Villa Ocotillo
                     (Exhibit 10.9.3).                                                                                  (5)

          10.8.3     Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing
                     (Financial Statement) dated as of December 31, 1996, by the registrant, as Trustor and debtor, to Chicago Title Insurance Company, as Trustee, for the benefit of the Lender,
                     Beneficiary and secured party with respect to Scottsdale Royale and Villa Ocotillo
                     (Exhibit 10.9.4).                                                                                  (5)


10.9      ROSEWOOD COURT IN FULLERTON, CALIFORNIA, THE ARBOR AT OLIVE GROVE IN
          PHOENIX, ARIZONA, RENTON VILLA IN RENTON, WASHINGTON, SEABROOK IN
          EVERETT, WASHINGTON, LAUREL LAKE ESTATES IN VORHEES, NEW JERSEY, GREEN
          MEADOWS - ALLENTOWN IN ALLENTOWN, PENNSYLVANIA, GREEN MEADOWS - DOVER
          IN DOVER, DELAWARE, GREEN MEADOWS - LATROBE IN LATROBE, PENNSYLVANIA,
          GREEN MEADOWS - PAINTED POST IN PAINTED POST, NEW YORK, HERITAGE
          HEALTH CENTER IN HENDERSONVILLE, NORTH CAROLINA. THE FOLLOWING
          AGREEMENTS ARE REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH
          THESE PROPERTIES:

          10.9.1     Lease Agreement dated March 29, 1996 between the registrant ("Lessee") and Health Care
                     Property Investors, Inc. ("Lessor") (Exhibit 10.10.1).                                             (3)

          10.9.2     First Amendment Lease Agreement dated April 25, 1996 by and between the registrant ("Lessee")
                     and Health Care Property Investors,  Inc. ("Lessor") (Exhibit 10.10.2).                            (3)


10.10     FLORIDA COMMUNITIES.

          10.10.1    Lease Agreement dated March 15, 1996 between Meditrust Acquisition Corporation I ("Lessor")
                     and ESC I, G.P., Inc. ("Lessee") with respect to Park Club of Brandon (Exhibit 10.16.4).           (2)

          10.10.2    Lease Agreement dated March 15, 1996 between Meditrust Acquisition Corporation I ("Lessor")
                     and Emeritus Properties I, Inc., ("Lessee") with respect to Park Club of Fort Myers
                     (Exhibit 10.16.5).                                                                                 (2)

          10.10.3    Lease Agreement dated March 15, 1996 between Meditrust Acquisition Corporation I ("Lessor")
                     and Emeritus Properties I, Inc., ("Lessee") with respect to Park Club of Oakbridge
                     (Exhibit 10.16.6).                                                                                 (2)

10.11     SUMMER WIND IN BOISE, IDAHO

          10.11.1    Lease Agreement dated as of August 31, 1995 between AHP of Washington, Inc. and the                (1)
                     registrant (Exhibit 10.18.1).

          10.11.2    First Amended Lease Agreement dated as of December 31, 1996 by and between the registrant and
                     AHP of Washington, Inc. (Exhibit 10.16.2).                                                         (5)

10.12     SILVER PINES (FORMERLY WILLOWBROOK) IN CEDAR RAPIDS, IOWA

          10.12.1    Purchase and Sale Agreement (including Real Estate Contract) dated January 4, 1995 between
                     Jabo, Ltd. ("Jabo") and the registrant (Exhibit 10.19.1).                                          (1)

          10.12.2    Assignment and Assumption Agreement with respect to facility leases dated as of January 17,
                     1995 by and between Jabo, as Assignor, and the registrant, as Assignee (Exhibit 10.19.2).          (1)

10.13     THE PALISADES IN EL PASO, TEXAS, AMBER OAKS IN SAN ANTONIO, TEXAS AND
          REDWOOD SPRINGS IN SAN MARCOS, TEXAS. THE FOLLOWING AGREEMENTS ARE
          REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH THESE PROPERTIES.

          10.13.1    Lease Agreement dated April 1, 1997 between ESC III, L.P. D/B/A Texas-ESC III, L.P.
                     ("Lessee") and Texas HCP Holding , L.P. ("Lessor") (Exhibit 10.4.1).                               (6)

          10.13.2    First Amendment to Lease Agreement dated April 1, 1997 between Lessee and Texas HCP Holding ,
                     L.P. Lessor (Exhibit 10.4.2).                                                                      (6)

          10.13.3    Guaranty dated April 1, 1997 by the registrant ("Guarantor") in favor of Texas HCP Holding ,       (6)
                     L.P. (Exhibit 10.4.3)

          10.13.4    Assignment Agreement dated April 1, 1997 between the registrant ("Assignor") and Texas HCP
                     Holding , L.P. ("Assignee") (Exhibit 10.4.4).                                                      (6)



10.14     CARRIAGE HILL RETIREMENT IN BEDFORD, VIRGINIA

          10.14.1    Lease Agreement dated August 31, 1994 between the registrant, as Tenant, and Carriage Hill
                     Retirement of Virginia, Ltd. as Landlord (Exhibit 10.23.1).                                        (1)

          10.14.2    Supplemental Lease Agreement dated September 2, 1994 (Exhibit 10.23.2).                            (1)

10.15     GREEN MEADOWS COMMUNITIES

          10.15.1    Consent to Assignment of and First Amendment to Asset Purchase Agreement dated September 1,
                     1995 among the registrant, The Standish Care Company and Painted Post Partnership, Allentown
                     Personal Car General Partnership, Unity Partnership, Saulsbury General Partnership and P. Jules
                     Patt (collectively, the "Partnerships"), together with Asset Purchase Agreement dated July 27,
                     1995 among The Standish Care Company and the Partnerships (Exhibit 10.24.1).                       (1)

          10.15.2    Agreement to Provide Administrative Services to an Adult Home dated October 23, 1995 between
                     the registrant and P. Jules Patt and Pamela J. Patt (Exhibit 10.24.6).                             (1)

          10.15.3    Assignment Agreement dated October 19, 1995 between the registrant, HCPI Trust and Health
                     Care Property Investors, Inc. (Exhibit 10.24.8).                                                   (1)

          10.15.4    Assignment and Assumption Agreement dated August 31, 1995 between the registrant and The
                     Standish Care Company (Exhibit 10.24.9).                                                           (1)

          10.15.5    Guaranty dated October 19, 1995 by Daniel R. Baty in favor of Health Care Property Investors,
                     Inc., and HCPI Trust (Exhibit 10.24.10).                                                           (1)

          10.15.6    Guaranty dated October 19, 1995 by the registrant in favor of Health Care Property Investors,      (1)
                     Inc. (Exhibit 10.24.11).


          10.15.7    Second Amendment to Agreement to provide Administrative Services to an Adult Home dated
                     January 1, 1997 between Painted Post Partners and the registrant (Exhibit 10.2).                  (10)

10.16     CAROLINA COMMUNITIES

          10.16.1    Lease Agreement dated January 26, 1996 between the registrant and HCPI Trust with respect to
                     Countryside Facility (Exhibit 10.23.1).                                                            (2)

          10.16.2    Management Services Agreement between the registrant and Sunrise Healthcare Corporation
                     ("Manger") dated  December 1997.                                                                  (13)

          10.16.3    Promissory Note dated as of January 26, 1996 in the amount of $3,991,190 from Heritage Hills
                     Retirement, Inc. ("Borrower") to Health Care Property Investors, Inc. ("Lender") (Exhibit          (2)
                     10.23.4).

          10.16.4    Loan Agreement dated January 26, 1996 between the Borrower and the Lender (Exhibit 10.23.5).       (2)

          10.16.5    Guaranty dated January 26, 1996 by the registrant in favor of the Borrower (Exhibit 10.23.6).      (2)

          10.16.6    Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated as of
                     January 26, 1996 by and among Heritage Hills Retirement, Inc. ("Grantor"), Chicago Title
                     Insurance Company ("Trustee") and Health Care Property Investor, Inc. ("Beneficiary")              (2)
                     (Exhibit 10.23.7).

          10.16.7    Lease Agreement dated as of January 26, 1996 between the registrant and Health Care Property
                     Investor, Inc. with respect to Heritage Lodge Facility (Exhibit 10.23.8).                          (2)

          10.16.8    Lease Agreement dated as of January 26, 1996 between the registrant and Health Care Property
                     Investor, Inc. with respect to Pine Park Facility (Exhibit 10.23.9).                               (2)

          10.16.9    Lease Agreement dated January 26, 1996 between the registrant and HCPI Trust with respect to
                     Skylyn Facility (Exhibit 10.23.10).                                                                (2)

          10.16.10   Lease Agreement dated January 26, 1996 between the registrant and HCPI Trust with respect to
                     Summit Place Facility (Exhibit 10.23.11).                                                          (2)

          10.16.11   Amendment to Deed of Trust dated April 25, 1996 between Heritage Hills Retirement, Inc.
                     ("Grantor"), and Health Care Property Investors, Inc. ("Beneficiary") (Exhibit 10.21.12).          (5)


10.17     Letter of Intent dated January 31, 1996 between the registrant and Meditrust Acquisition Corporation I
          relating to developments (Exhibit 10.33).                                                                     (2)

10.18     Letter of Intent dated January 31, 1996 between the registrant and Meditrust Acquisition Corporation I
          relating to acquisitions (Exhibit 10.34).                                                                     (2)

10.19     Letter of Intent dated August 13, 1996 between the registrant and Meditrust Acquisition Corporation I
          relating to acquisitions (Exhibit 10.24).                                                                     (5)

10.20     Letter of Intent dated August 13, 1996 between the registrant and Meditust Acquisition Corporation I
          relating to developments (Exhibit 10.24).                                                                     (5)

10.21     Assignment, Assumption and Consent Agreement dated as of April 17, 1995 Between the registrant and
          Columbia-Pacific Group, Inc. (Exhibit 10.32).                                                                 (1)



10.22     DEVELOPMENT PROPERTY IN FAIRFIELD, CALIFORNIA

          10.22.1    Loan Agreement in the amount of $12,800,000 dated January 10, 1997, between Fairfield
                     Retirement Center, LLC ("Borrower") and the Finova Capital Corporation ("Lender")
                     (Exhibit 10.31.1).                                                                                 (5)

          10.22.2    Promissory Note dated January 10, 1997 in the amount of $12,800,000 between Fairfield
                     Retirement Center, LLC ("Borrower") and Finova Capital Corporation ("Lender") (Exhibit             (5)
                     10.31.2).

          10.22.3    Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing
                     dated January 10, 1997 between Fairfield Retirement Center, LLC ("Trustor"), Chicago
                     Title Company ("Trustee") and Finova Capital Corporation ("Beneficiary")
                     (Exhibit 10.31.3).                                                                                 (5)

          10.22.4    Guaranty Agreement dated January 10, 1997 between the registrant ("Guarantor") and Finova
                     Capital Corporation ("Lender") (Exhibit 10.31.4).                                                  (5)

10.23     THE HEARTHSTONE IN MOSES LAKE, WASHINGTON AND MEADOWBROOK RETIREMENT
          IN ONTARIO, OREGON. THE FOLLOWING AGREEMENT IS REPRESENTATIVE OF THAT
          EXECUTED IN CONNECTION WITH THESE PROPERTIES.

          10.23.1    Lease Agreement dated May 1, 1997 and May 23, 1997 between Emeritus Properties I, Inc.,
                     ("Lessee") and Meditrust Acquisition Corporation I ("Lessor") (Exhibit 10.1.1).                    (9)

10.24     THE PINES AT TEWKSBURY IN TEWKSBURY, MASSACHUSETTS

          10.24.1    Lease Agreement dated March 15, 1996 between Meditrust Acquisition Corporation I ("Lessor")
                     and Emeritus Properties I, Inc., ("Lessee") with respect to Tewksbury (Exhibit 10.37.1).           (2)

10.25     GARRISON CREEK LODGE IN WALLA WALLA, WASHINGTON, CAMBRIA IN EL PASO
          TEXAS, AND SHERWOOD PLACE IN ODESSA, TEXAS. THE FOLLOWING AGREEMENTS
          ARE REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH THESE
          PROPERTIES:

          10.25.1    Lease Agreement dated July, August and September 1996 between the registrant ("Lessee") and
                     American Health Properties, Inc. ("Lessor") (Exhibit 10.3.1).                                      (4)

          10.25.2    First Amendment to Lease Agreement dated December 31, 1996 between the registrant ("Lessee")
                     and AHP of Washington, Inc., ("Lessor") (Exhibit 10.35.2).                                         (5)

10.26     COBBLESTONE AT FAIRMONT IN MANASSAS, VIRGINIA

          10.26.1    Loan Agreement effective as of October 26, 1995 between the registrant and Health Care REIT,
                     Inc. (Exhibit 10.42.1).                                                                            (1)

          10.26.2    Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as
                     of October 26, 1995 by the registrant to Health Care REIT, Inc. (Exhibit 10.42.2).                 (1)

          10.26.3    Note dated October 26, 1995 from the registrant to Health Care REIT, Inc. (Exhibit 10.42.3).       (1)

          10.26.4    Unconditional and Continuing Guaranty dated as of October 26, 1995 by Daniel R. Baty in favor
                     of Health Care REIT, Inc. (Exhibit 10.42.4).                                                       (1)

10.27     ROSEWOOD COURT IN FULLERTON, CALIFORNIA, THE ARBOR AT OLIVE GROVE IN
          PHOENIX, ARIZONA, RENTON VILLA IN RENTON, WASHINGTON, SEABROOK IN
          EVERETT, WASHINGTON AND LAUREL LAKE ESTATES IN VOORHEES, NEW JERSEY,
          GREEN MEADOWS - ALLENTOWN IN ALLENTOWN, PENNSYLVANIA, GREEN MEADOWS -
          DOVER IN DOVER, DELAWARE, GREEN MEADOWS - LATROBE IN LATROBE,
          PENNSYLVANIA, GREEN MEADOWS - PAINTED POST IN PAINTED POST, NEW YORK.
          THE FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF THOSE EXECUTED IN
          CONNECTION WITH THESE PROPERTIES:

          10.37.1    Second Amended Lease Agreement dated as of December 30, 1996 by and between the registrant
                     and Health Care Property Investors, Inc. (Exhibit 10.37.1).                                        (5)

10.28     COOPER GEORGE PARTNERS LIMITED PARTNERSHIP

          10.28.1     Deed of Trust, Trust Indenture, Assignment, Assignment of Rents, Security Agreement,
                      Including Fixture Filing and Financing Statement dated June 30, 1998 between Cooper
                      George Partners Limited Partnership (`Grantor"), Chicago Title Insurance Company ("Trustee")
                      and Deutsche Bank AG, New York Branch ("Beneficiary") (Exhibit 10.3.1)                           (15)

          10.28.2    Partnership Interest Purchase Agreement dated June 4, 1998 between Emeritus Real Estate LLC IV
                     ("Seller") and Columbia Pacific Master Fund 98 General Partnership ("Buyer") (Exhibit 10.3.2).    (15)

          10.28.3    Credit Agreement dated June 30, 1998 between Cooper George Partners Limited Partnership
                     ("Borrower") and Deutsche Bank AG, New York Branch ("Lender") (Exhibit 10.3.3).                   (15)

          10.28.4    Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited
                     Partnership dated June 29, 1998 between Columbia Pacific Master Fund '98 General Partnership,
                     Emeritus Real Estate IV, L.L.C. and Bella Torre De Pisa Limited Partnership (Exhibit 10.3.4).     (15)

          10.28.5    Guaranty and Limited Indemnity Agreement dated June 30, 1998 between Daniel R. Baty
                     ("Guarantor") and Deutsche Bank AG, New York Branch ("Lender") (Exhibit 10.3.6).                  (15)

          10.28.6    Promissory Note dated June 30, 1998 between Cooper George Limited Partnership
                     ("Borrower") and Deutsche Bank, AG, New York Branch ("Lender") (Exhibit 10.3.7)                   (15)

10.29     Registration Rights Agreement dated February 8, 1996 with respect to the registrant's 6.25% Convertible
          Subordinated Debentures due 2006 (Exhibit 10.44).                                                             (2)

10.30     Registration Rights Agreement dated February 8, 1996 with respect to the registrant's 6.25% Convertible
          Subordinated Debentures due 2006 (Exhibit 10.45).                                                             (2)



10.31     LAKEWOOD INN IN COEUR D'ALENE, IDAHO, EVERGREEN LODGE IN FEDERAL WAY,
          WASHINGTON, AND RIDGE WIND IN CHUBBOCK, IDAHO. THE FOLLOWING AGREEMENT
          IS REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH THESE
          PROPERTIES:

          10.31.1    Lease Agreement dated April and June 1996 between Emeritus Properties I, Inc. ("Lessee") and
                     Meditrust Acquisition Corporation I ("Lessor") (Exhibit 10.5.1).                                   (3)

10.32     LAKEWOOD INN IN COEUR D'ALENE, IDAHO

          1032.1     Leasehold Improvement Agreement dated April and June 1996 between Meditrust Acquisition
                     Corporation I ("Lessor") and Emeritus Properties I ("Lessee") (Exhibit 10.6.1).                    (3)

10.33     Office Lease Agreement dated April 29, 1996 between Martin Selig ("Lessor") and the registrant                (3)
          ("Lessee") (Exhibit 10.8).

10.34     COLONIAL PARK CLUB IN SARASOTA, FLORIDA, FAIRHAVEN ESTATES IN
          BELLINGHAM, WASHINGTON, HIGHLAND HILLS IN POCATELLO, IDAHO AND
          ANDERSON PLACE IN ANDERSON, SOUTH CAROLINA. THE FOLLOWING AGREEMENTS
          ARE REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH THESE
          PROPERTIES:

          10.34.1    Lease Agreement dated August and October 1996 between Emeritus Properties I, Inc. ("Lessee")
                     and Meditrust Acquisition Corporation I ("Lessor") (Exhibit 10.1.1).                               (4)

10.35     COLONIAL PARK CLUB IN SARASOTA, FLORIDA.

          10.35.1    Leasehold Improvement Agreement dated August 21, 1996 between Emeritus Properties I, Inc.
                     ("Lessee") and Meditrust Acquisition Corporation I ("Lessor") (Exhibit 10.2.1).                    (4)

10.36     COLONIE MANOR IN LATHAM, NEW YORK, BASSETT MANOR IN WILLIAMSVILLE, NEW
          YORK, WEST SIDE MANOR IN LIVERPOOL, NEW YORK, BELLEVUE MANOR IN
          SYRACUSE, NEW YORK, PERINTON PARK MANOR IN FAIRPORT, NEW YORK, BASSETT
          PARK MANOR IN WILLIAMSVILLE, NEW YORK, WOODLAND MANOR IN VESTAL, NEW
          YORK, EAST SIDE MANOR IN FAYETTEVILLE, NEW YORK AND WEST SIDE MANOR IN
          ROCHESTER, NEW YORK. THE FOLLOWING AGREEMENT IS REPRESENTATIVE OF
          THOSE EXECUTED IN CONNECTION WITH THESE PROPERTIES:

          10.36.1    Lease Agreement dated September 1, 1996 between Philip Wegman ("Landlord") and Painted Post
                     Partners ("Tenant") (Exhibit 10.4.1).                                                              (4)

          10.36.2    Agreement to Provide Administrative Services to an Adult Home dated September 2, 1996 between
                     the registrant and Painted Post Partners ("Operator") (Exhibit 10.4.2).                            (4)

          10.36.3    First Amendment to Agreement to Provide Administrative Services to an Adult Home dated
                     January 1, 1997 between Painted Post Partners and the registrant (Exhibit 10.1).                  (10)

10.37     COLUMBIA HOUSE COMMUNITIES.

          10.37.1    Management Services Agreement between the Registrant ("Manager") and Columbia House, LLC
                     ("Lessee") dated November 1, 1996 with respect to Camlu Retirement (Exhibit 10.6.1).               (4)

          10.37.2    Management Services Agreement dated January 1, 19998 between the registrant ("Manager") and
                     Columbia House LLC ("Lessee") with respect to York Care.                                          (13)

          10.37.3    Commercial Lease Agreement dated January 13, 1997 between Albert M. Lynch ("Landlord") and
                     Columbia House, LLC ("Tenant") with respect to York Care (Exhibit 10.3.2).                         (6)

          10.37.4    Management Services Agreement dated June 1, 1997 between the registrant ("Manager") and
                     Columbia House LLC ("Owner") with respect to Autumn Ridge (Exhibit 10.3.1).                        (9)

          10.37.5    Agreement to Provide Accounting and Administrative Services dated October 1, 1997 between
                     Acorn Service Corporation ("Administrator") and Vancouver Housing, L.L.C., ("Manager") with
                     respect to Van Vista and Columbia House (Exhibit 10.6.1).                                         (12)

          10.37.6    Assignment and First Amendment to Agreement to Provide Management Services dated September 1,
                     1997 between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Camlu
                     Coeur d'Alene, L.L.C. with respect to Camlu.                                                      (13)

          10.37.7    Assignment and First Amendment to Agreement to Provide Management Services dated September 1,
                     1997 between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Autumn
                     Ridge Herculaneum, L.L.C. with respect to Autumn Ridge.                                           (13)

          10.37.8    Management Services Agreement dated January 1, 1998 between the registrant ("Manager") and
                     Columbia House LLC ("Owner") with respect to Park Lane.                                           (13)

10.38     VICKERY TOWERS IN DALLAS, TEXAS

          10.38.1    Partnership Interest Purchase and Sale Agreement dated June 4, 1998 between ESC GP II, Inc.
                     and Emeritus Properties IV, Inc. (together "Seller") and Columbia Pacific Master Fund 98
                     General Partnership and Daniel R. Baty (together "Purchaser") (Exhibit 10.4.1).                   (15)

          10.38.2    Amended and Restated Agreement of Limited Partnership of ESC II, LP dated June 30, 1998
                     between Columbia Pacific Master Fund '98 General Partnership and Daniel R. Baty (Exhibit          (15)
                     10.4.2).

          10.38.3    Agreement to Provide Management Services To An Independent and Assisted Living Facility dated
                     June 30, 1998 between ESC II, LP ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).          (15)


10.39     CONCORDE IN LAS VEGAS, NEVADA

          10.39.1    Purchase and Sale Agreement dated July 9, 1996 between the registrant ("Purchaser") and
                     Sunday Estates, Inc. ("Seller") (Exhibit 10.56.1).                                                 (5)

          10.39.2    First Amendment to Purchase and Sale Agreement dated July 11, 1996 between the registrant the
                     Seller (Exhibit 10.56.2).                                                                          (5)

10.40     DEVELOPMENT PROPERTIES IN AUBURN AND CHELMSFORD, MASSACHUSETTS,
          LOUISVILLE, KENTUCKY AND ROCKY HILL, CONNECTICUT. THE FOLLOWING
          AGREEMENTS ARE REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH
          THESE PROPERTIES:

          10.40.1    Lease Agreement dated February 1996 between the registrant ("Lessee") and LM Auburn Assisted
                     Living LLC, and LM Louisville Assisted Living LLC, ("Landlords") with respect to the development
                     properties in Auburn and Louisville (Exhibit 10.58.1).                                             (5)

          10.40.2    Amended and Restated Lease Agreement dated February 26, 1996 between the registrant ("Lessee")
                     and LM Rocky Hill Assisted Living Limited Partnership, ("Landlord") with respect to the
                     development property in Rocky Hill (Exhibit 10.58.2).                                              (5)

          10.40.3    Lease Agreement dated October 10, 1996 between the registrant ("Lessee") and LM Chelmsford
                     Assisted Living LLC, ("Landlord") with respect to the development property in Chelmsford
                     (Exhibit 10.58.3).                                                                                 (5)

          10.40.4    Promissory Note in the amount of $1,255,000 dated December 1996 between the registrant
                     ("Lender") and LM Auburn Assisted Living LLC, ("Borrower") with respect to the development
                     property in Auburn (Exhibit 10.58.4).                                                              (5)

          10.40.5    Promissory Note in the amount of $1,450,000 dated January 1997 between the registrant
                     ("Lender") and LM Louisville Assisted Living LLC, ("Borrower") with respect to the
                     development property in Louisville (Exhibit 10.58.5).                                              (5)

          10.40.6    Promissory Note in the amount of $1,275,000 dated January 1997 between the registrant
                     ("Lender") and LM Rocky Hill Assisted Living Limited Liability Partnership, ("Borrower")
                     with respect to the development property in Rocky Hill (Exhibit 10.58.6).                          (5)

          10.40.7    Promissory Note in the amount of $300,000 dated January 1997 between the registrant
                     ("Lender") and LM Chelmsford Assisted Living LLC, ("Borrower") with respect to the
                     development property in Chelmsford (Exhibit 10.58.7).                                              (5)

10.41     PARK CLUB BRANDON, PARK CLUB FORT MYERS AND PARK CLUB OAKBRIDGE,
          EVERGREEN LODGE AND THE PINES AT TEWKSBURY. THE FOLLOWING DOCUMENTS
          ARE REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH THESE
          PROPERTIES:

          10.41.1    First Amendment to Facility Lease dated December 31, 1996 between Meditrust Acquisition
                     Corporation I  ("Lessor") and Emeritus Properties I, Inc. ("Lessee") (Exhibit 10.59.1).            (5)

          10.41.2    Amended and Restated Memorandum of Lease dated December 31, 1996 between Meditrust
                     Acquisition Corporation I  ("Lessor") and Emeritus Properties I, Inc. ("Lessee") (Exhibit          (5)
                     10.59.2).

10.42     DEVELOPMENT PROPERTIES IN CHEYENNE, WYOMING AND AUBURN, CALIFORNIA.
          THE FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF THOSE EXECUTED IN
          CONNECTION WITH THESE PROPERTIES.

          10.42.1    Management Agreement dated May 30, 1997 between Willard Holdings, Inc., ("Owner") and the
                     registrant ("Manager") (Exhibit 10.5.1).                                                           (9)

          10.42.2    Lease Agreement dated May 30, 1997 between Willard Holdings, Inc., ("Lessor") and the
                     registrant ("Lessee") (Exhibit 10.5.2).                                                            (9)

10.43     SENIOR MANAGEMENT EMPLOYMENT AGREEMENTS AND AMENDMENTS ENTERED INTO
          BETWEEN THE REGISTRANT AND EACH OF THE FOLLOWING INDIVIDUALS:

          10.43.1    Frank A. Ruffo (Exhibit 10.6.2), Kelly J. Price (Exhibit 10.6.3), Gary D. Witte (Exhibit
                     10.6.4), Sarah J. Curtis (Exhibit 10.6.4) and Raymond R. Brandstrom (Exhibit 10.6.5).              (9)

          10.43.2    Raymond R. Brandstrom (Exhibit 10.11.1), Gary D. Witte ( Exhibit 10.11.2), Frank A. Ruffo
                     (Exhibit 10.11.3), Sarah J. Curtis (Exhibit 10.11.4) and Kelly J. Price (Exhibit 10.11.5)         (15)

10.44     LA CASA GRANDE IN NEW PORT RICHEY, FLORIDA, RIVER OAKS IN ENGLEWOOD,
          FLORIDA, AND STANFORD CENTRE IN ALTAMONTE SPRINGS, FLORIDA. THE
          FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF THOSE EXECUTED IN
          CONNECTION WITH THESE PROPERTIES.

          10.44.1    Stock Purchase Agreement dated September 30, 1996 between Wayne Voegele, Jerome Lang, Ronald
                     Carlson, Thomas Stanford, Frank McMillan, Lonnie Carlson, and Carla Holweger ("Seller") and
                     the registrant ("Purchaser") with respect to La Casa Grande (Exhibit 10.1).                        (7)

          10.44.2    First Amendment to Stock Purchase Agreement dated January 31, 1997 between the Seller and the
                     registrant with respect to La Case Grande (Exhibit 10.2).                                          (7)

          10.44.3    Stock Purchase Agreement dated September 30, 1996 between the Seller and the registrant  with
                     respect to River Oaks (Exhibit 10.3).                                                              (7)

          10.44.4    First Amendment to Stock Purchase Agreement dated January 31, 1997 between the Seller and the
                     registrant with respect to River Oaks (Exhibit 10.4).                                              (7)

          10.44.5    Stock Purchase Agreement dated September 30, 1996 between the Seller and the registrant  with
                     respect to Stanford Centre (Exhibit 10.5).                                                         (7)

          10.44.6    First Amendment to Stock Purchase Agreement dated January 31, 1997 between the Seller and the
                     registrant with respect to Stanford Centre (Exhibit 10.6).                                         (7)


10.45     PAINTED POST PARTNERSHIP

          10.45.1    Painted Post Partners Partnership Agreement dated October 1, 1995 (Exhibit 10.24.7).               (1)

          10.45.2    First Amendment to Painted Post Partners Partnership Agreement dated October 22, 1996 between
                     Daniel R. Baty and Raymond R. Brandstrom (Exhibit 10.20.20).                                       (5)

          10.45.3    Indemnity Agreement dated November 3, 1996 between the registrant and Painted Post Partners       (10)
                     (Exhibit 10.3).

          10.45.4    First Amendment to Indemnity Agreement dated January 1, 1997 between the registrant and
                     Painted Post Partners (Exhibit 10.4).                                                             (10)

          10.45.5    Undertaking and Indemnity Agreement dated October 23, 1995 between the registrant, P. Jules
                     Patt and Pamela J. Patt and Painted Post Partnership (Exhibit 10.5).                              (10)

          10.45.6    First Amendment to Undertaking and Indemnity Agreement dated January 1, 1997 between Painted
                     post Partners and the registrant (Exhibit 10.6).                                                  (10)

          10.45.7    First Amendment to Non-Competition Agreement between the registrant and Daniel R. Baty
                     (Exhibit 10.1.1) and Raymond R. Brandstrom (Exhibit 10.1.2).                                      (11)

10.46     RIDGELAND COURT IN RIDGELAND, MISSISSIPPI

          10.46.1    Master Agreement and Subordination Agreement dated September 5, 1997 between the registrant,
                     Emeritus Properties I, Inc., and Mississippi Baptist health Systems, Inc. (Exhibit 10.1.1).       (12)

          10.46.2    License Agreement dated September 5, 1997 between the registrant and its subsidiary and
                     affiliated corporations and Mississippi Baptist health Systems, Inc. (Exhibit 10.1.2).            (12)

          10.46.3    Economic Interest Assignment Agreement and Subordination Agreement dated September 5, 1997 between the registrant, Emeritus Properties I, Inc., and Mississippi Baptist Health Systems,
                     Inc. (Exhibit 10.1.3).                                                                            (12)

          10.46.4    Operating Agreement for Ridgeland Assisted Living, L.L.C. dated December 23, 1998 between the registrant, Emeritust Properties XI, L.L.C. and Mississippi Baptist Medical
                     Enterprises, Inc. (Exhibit 10.46.4)                                                               (16)

          10.46.5    Purchase and Sale Agreement dated December 23, 1998 between the registrant and
                     Meditrust Company LLC. (Exhibit 10.46.5)                                                          (16)

          10.46.6    Loan Agreement dated December 28, 1998 between the registrant and Guaranty Federal Bank
                     (Exhibit 10.46.6)                                                                                 (16)

          10.46.7    Promissory Note Agreement dated December 28, 1998 between Ridgeland Assisted Living,
                     L.L.C. and Guaranty Federal Bank. (Exhibit 10.46.7)                                               (16)

          10.46.8    Guaranty Agreement dated December 28, 1998 between the registrant and Guaranty Federal
                     Bank (Exhibit 10.46.8)                                                                            (16)

10.47     DEVELOPMENT PROPERTY IN URBANA, ILLINOIS.

          10.47.1    Lease Agreement dated September 10, 1997 between ALCO IV, L.L.C. ("Lessor") and the
                     registrant ("Lessee") (Exhibit 10.2.1).                                                           (12)

          10.47.2    Management Agreement dated September 10, 1997 between the registrant ("Manager" and ALCO IV,
                     L.L.C. ("Owner") (Exhibit 10.2.2).                                                                (12)

10.48     Settlement Agreement dated April 25, 1997 by and between the registrant and Carematrix Corporation
          (formerly The Standish Care Company).                                                                        (13)

10.49     Amendment to Office Lease Agreement dated September 6, 1996 between Martin Selig ("Lessor") and the          (13)
          registrant.

10.50     VILLA DEL REY IN ESCONDIDO, CALIFORNIA

          10.50.1    Purchase and Sale Agreement dated December 19, 1996 between the registrant ("Purchaser") and
                     Northwest Retirement ("Seller") (Exhibit 10.1.1).                                                  (6)

10.51     DEVELOPMENT PROPERTY IN PASO ROBLES, CALIFORNIA

          10.51.1    Agreement of TDC/Emeritus Paso Robles Associates dated June 1, 1995 between the registrant
                     and TDC Convalescent, Inc. (Exhibit 10.2.1).                                                       (6)

          10.51.2    Loan Agreement in the amount of $6,000,000 dated February 15, 1997 between Finova Capital
                     Corporation ("Lender") and TDC/Emeritus Paso Robles Associates ("Borrower") (Exhibit 10.2.2).      (6)

          10.51.3    Promissory Note dated February 28, 1997 in the amount of $6,000,000 between Finova Capital
                     Corporation ("Lender") and TDC/Emeritus Paso Robles Associates ("Borrower") (Exhibit 10.2.3).      (6)

          10.51.4    Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated
                     February 18, 1997 between TDC/Emeritus Paso Robles Associates ("Trustor"), Chicago Title
                     Company ("Trustee") and Finova Capital Corporation ("Beneficiary") (Exhibit 10.2.4).               (6)

          10.51.5    Guaranty between TDC Convalescent, Inc. ("Guarantor") and Finova Capital Corporation (Exhibit      (6)
                     10.2.5).

          10.51.6    Guaranty between the registrant ("Guarantor") and Finova Capital Corporation (Exhibit 10.2.6).     (6)

10.52     DEVELOPMENT PROPERTY IN STAUNTON, VIRGINIA

          10.52.1    Purchase and Sale Agreement dated February 5, 1997 between Greencastle Retirement Partners,
                     L.L.C. ("Purchaser") and Gail G. Brown ("Seller"). (Exhibit 10.72.1)                              (13)

          10.52.2    Assignment and Assumption of Purchase and Sale Agreement dated February 12, 1997 between
                     Greencastle Retirement Partners, L.L.C. and the registrant.                                       (13)


10.53     DEVELOPMENT PROPERTY IN JAMESTOWN NEW YORK

          10.53.1    Purchase Agreement dated December 12, 1996 between June Fagerstrom ("Seller") and Wegman
                     Family LLC ("Buyer"). (Exhibit 10.73.1)                                                           (13)

          10.53.2    Assignment and Assumption Agreement dated December 30, 1997 between Wegman Family LLC
                     ("Assignor") and Painted Post Partners ("Assignee"). (Exhibit 10.73.2)                            (13)

10.54     DEVELOPMENT PROPERTY IN DANVILLE, ILLINOIS

          10.54.1    Purchase and Sale Agreement dated October 14, 1997 between South Bay Partners, Inc.
                     ("Purchaser") and Elks Lodge No. 332, BPOE ("Seller"). (Exhibit 10.74.1)                          (13)

          10.54.2    Assignment and Assumption of Purchase and Sale Agreement dated October 21, 1997 between South
                     Bay Partners, Inc. and the registrant. (Exhibit 10.74.2)                                          (13)

10.55     DEVELOPMENT PROPERTY IN BILOXI, MISSISSIPPI

          10.55.1    Management Agreement dated December 18, 1997 between the registrant ("Manager") and ALCO VII,
                     L.L.C. ("Owner"). (Exhibit 10.75.1)                                                               (13)

10.56     SANYO ELECTRIC CO., LTD.

          10.56.1    Agreement entered into on May 30, 1996 between the registrant and Sanyo Electric Co., Ltd.
                     for the interest in jointly entering the development, construction and /or operation of the
                     Senior Housing Business in Japan. (Exhibit 10.76.1)                                               (13)

          10.56.2    Joint Venture Agreement entered into on July 9, 1997, between the registrant and Sanyo            (13)
                     Electric Co., Ltd. (Exhibit 10.76.2)

10.57     DEVELOPMENT PROPERTY IN NORTH PHOENIX, ARIZONA, FLAGSTAFF ARIZONA AND
          WASHINGTON COUNTY, MARYLAND. THE FOLLOWING AGREEMENT IS REPRESENTATIVE
          OF THOSE EXECUTED IN CONNECTION WITH THESE PROPERTIES.

          10.57.1    Leasehold Improvement Agreement dated December 30, 1997 between Emeritus Properties I, Inc.,
                     ("Lessee") and Meditrust Acquisition Corporation I, ("Lessor"). (Exhibit 10.77.1)                 (13)

          10.57.2    Facility Lease Agreement dated February 27, 1998 between Emeritus Properties I, Inc.,
                     ("Lessee") and Meditrust Acquisition Corporation I, ("Lessor"). (Exhibit 10.6.1)                  (15)

10.58     LAKERIDGE PLACE IN WICHITA FALLS, TEXAS, MEADOWLANDS TERRACE IN WACO,
          TEXAS, SADDLERIDGE LODGE IN MIDLAND, TEXAS AND SHERWOOD PLACE IN
          ODESSA, TEXAS. THE FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF THOSE
          EXECUTED IN CONNECTION WITH THESE PROPERTIES.

          10.58.1    Management and Consulting Agreement dated February 1, 1997 between ESC I, L.P., and XL
                     Management Company L.L.C. (Exhibit 10.78.1)                                                       (13)

10.59     1998 Employee Stock Purchase Plan (Exhibit 99.2)                                                             (14)

10.60     RIVER OAKS IN ENGLEWOOD, CALIFORNIA, STANFORD CENTER IN ALAMONTE SPRINGS, LA CASA GRANDE IN NEW PORT
          RICHEY, FLORIDA, SILVER PINES IN CEDAR RAPIDS, IOWA, VILLA DEL REY IN
          ESCONDIDO, CALIFORNIA, SPRING MEADOWS IN BOZEMAN, MONTANA, JUNIPER
          MEADOWS IN LEWISTON, IDAHO AND FULTON VILLA IN STOCKTON, CALIFORNIA.

          10.60.1    Credit Agreement dated April 29, 1998 between Emeritus Properties II, Inc., Emeritus
                     Properties V, Inc., and Emeritus Properties VII, Inc. ("Borrowers") and Deutsche
                     Bank AG, New York Branch ("Lender"). (Exhibit 10.2.1)                                             (15)

          10.60.2    Amended and Restated Guaranty and Limited Indemnity Agreement dated June 30, 1998 between
                     Emeritus Corporation ("Guarantor") and Deutsche Bank AG ("Lender"). (Exhibit 10.2.2)              (15)

          10.60.3    Amendment to Credit Agreement and Restatement of Article IX dated June 30, 1998 between
                     Emeritus Properties II, Inc., Emeritus Properties III, Inc., Emeritus Properties V and
                     Emeritus Properties VII, Inc. (together "Borrowers") and Deutsche Bank AG ("Lender").
                     (Exhibit 10.2.3)                                                                                  (15)

          10.60.4    Guaranty and Limited Indemnity Agreement dated April 29, 1998 between Emeritus Corporation
                     ("Grantor") and Deutsche Bank AG, New York Branch ("Lender"). (Exhibit 10.2.4)                    (15)

          10.60.5    Promissory Note dated June 30, 1998 between Emeritus Properties III, Inc. ("Borrower") and
                     Deutsche Bank AG, New York Branch ("Lender"). (Exhibit 10.2.5)                                    (15)

          10.60.6    Future Advance Promissory Note dated April 29, 1998 between Emeritus Properties V, Inc.
                     ("Borrower") and Deutsche Bank AG, New York Branch ("Lender"). (Exhibit 10.2.6)                   (15)

10.61     COURTYARD AT THE WILLOWS

          10.61.1    Deed of Trust, Trust Indenture, Assignment, Assignment of Rents, Security Agreement,
                     Including Fixture Filing and Financing Statement dated June 30, 1998 between Emeritus
                     Properties III, Inc. ("Grantor") and Chicago Title Insurance Company ("Trustee") and Deutsche     (15)
                     Bank AG, New York Branch ("Beneficiary"). (Exhibit 10.7.1)

          10.61.2    Mortgage, Open-End Mortgage, Advance Money Mortgage, Trust Deed, Deed Of Trust, Trust
                     Indenture, Assignment, Assignment of Rents, Security Agreement, Including Fixture Filing and
                     Financing Statement dated June 30, 1998 between Emeritus Properties III, Inc.
                     ("Grantor, Mortgagor") and Deutsche Bank, AG, New York Branch. (Exhibit 10.7.2)                   (15)



10.62     SILVER PINES IN CEDAR RAPIDS, IOWA, SPRING MEADOWS IN BOZEMAN, MONTANA AND JUNIPER MEADOWS IN LEWISTON,
          IDAHO.

          10.62.1    Promissory Note dated April 29, 1998 between Emeritus Properties II ("Borrower") and
                     Deutsche Bank AG, New York Branch. (Exhibit 10.8.1)                                               (15)

10.63     RICHLAND GARDENS IN RICHLAND, WASHINGTON, WOODWAY INN IN TACOMA WASHINGTON, THE PINES OF GOLDSBORO IN
          GOLDSBORO, NORTH CAROLINA, SILVERLEAF MANOR IN MERIDIAN, MISSISSIPPI AND WILBURN GARDENS IN
          FREDERICKSBURG, VIRGINIA.  THE FOLLOWING AGREEMENT IS REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION
          WITH THESE PROPERTIES.

          10.63.1    Agreement To Provide Management Services To An Assisted Living Facility dated February 2,
                     1998 between Richland Assisted, L.L.C. ("Owner") and Acorn Service Corporation ("Manager").
                     (Exhibit 10.9.1)                                                                                  (15)

10.64     RICHLAND GARDENS IN RICHLAND, WASHINGTON, THE PINES OF GOLDSBORO IN GOLDSBORO, NORTH CAROLINA,
          SILVERLEAF MANOR IN MERIDIAN, MISSISSIPPII, WILBURN GARDENS IN FREDERICKSBURG, VIRGINIA AND PARK LANE IN
          TOLEDO, OHIO.  THE FOLLOWING AGREEMENT IS REPRESENTATIVE OF THOSE EXECUTED IN CONNECTION WITH THESE
          PROPERTIES.

          10.64.1    Marketing Agreement dated February 2, 1998 between Acorn Service Corporation ("Acorn") and
                     Richland Assisted, L.L.C. ("RALLC"). (Exhibit 10.10.1)                                            (15)

10.65     KIRKLAND LODGE IN KIRKLAND, WASHINGTON

          10.65.1    Purchase and Sale Agreement dated December 23, 1998 between the registrant and Meditrust
                     Company LLC. (Exhibit 10.46.5)                                                                    (16)

          10.65.2    Loan Agreement dated December 28, 1998 between Emeritus Properties X, L.L.C and Guaranty
                     Federal Bank. (Exhibit 10.65.2)                                                                   (16)

          10.65.3    Promissory Note Agreement dated December 28, 1998 between Emeritus Properties X, L.L.C and
                     Guaranty Federal Bank.  (Exhibit 10.65.3)                                                         (16)

          10.65.4    Guaranty Agreement dated December 28, 1998 between the registant and Guaranty Federal Bank.       (16)
                     (Exhibit 10.65.3)

10.66     EMERITRUST COMMUNITIES

          10.66.1    Purchase and Sale Agreement dated December 30, 1998 between the registrant, Emeritus
                     Properties VI, Inc., ESC I, L.P. and AL Investors LLC. (Exhibit 10.66.1)                          (16)

          10.66.2    Supplemental Purchase Agreement in Connection with Purchase of Facilities dated
                     December 30, 1998 bewteen the registrant, Emeritus Properties I, Inc. Emeritus
                     Properties VI, Inc., ESC I, L.P. and AL Investors LLC. (Exhibit 10.66.2)                          (16)

          10.66.3    Management Agreement with Option to Purchase dated December 30, 1998 between the registrant, Emeritus Management I LP, Emeritus Properties I, Inc, ESC I, L.P., Emeritus
                     Management LLC and AL Investors LLC. (Exhibit 10.66.3)                                            (16)

          10.66.4    Guaranty of Management Agreement and Shortfall Funding Agreement dated December 30, 1998
                     between the registrant and AL Investors LLC. (Exhibit 10.66.4)                                    (16)

          10.66.5    Put and Purchase Agreement dated December 30, 1998 between Daniel R. Baty and AL Investors
                     LLC. (Exhibit 10.66.5)                                                                            (16)

21.1      Subsidiaries of the registrant.                                                                              (16)

23.1      Consent of KPMG LLP.                                                                                        (16)

27.1      Financial Data Schedule.                                                                                     (16)


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

(13) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.

(14) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.

(15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998

(16)     Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 29, 1999
                                                            EMERITUS CORPORATION
                                                                    (Registrant)


                                                              /s/ Daniel R. Baty
                            ----------------------------------------------------
                            Daniel R. Baty, Chief Executive Officer and Director


                                                              /s/ Kelly J. Price
                            ----------------------------------------------------
                Kelly J. Price, Chief Financial Officer, Vice President, Finance
                                                and Principal Accounting Officer


                                                               /s/ Tom A. Alberg
                            ----------------------------------------------------
                                                         Tom A. Alberg, Director



                                                              /s/ Patrick Carter
                            ----------------------------------------------------
                                                        Patrick Carter, Director


                                                           /s/ William E. Colson
                            ----------------------------------------------------
                                                     William E. Colson, Director


                                                              /s/ David Hamamoto
                            ----------------------------------------------------
                                                        David Hamamoto, Director


                                                                /s/ Motoharu Iue
                            ----------------------------------------------------
                                                          Motoharu Iue, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page No.
                                                                                                               --------
Independent Auditors' Reports ................................................................................   F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998 .................................................   F-4

Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998 ...................   F-5

Consolidated Statements of Comprehensive Operations for the years ended December 31, 1996, 1997 and 1998 .....   F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 ...................   F-7

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998   F-9

Notes to Consolidated Financial Statements ...................................................................   F-10

Schedule II - Valuation and Qualifying Accounts ..............................................................   F-23



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Emeritus Corporation:

         We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for start-up costs and organization costs.


/s/ KPMG LLP



Seattle, Washington
February 26, 1999, except as to Note 20, which is as of March 29, 1999

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors
Emeritus Corporation

Under date of February 26, 1999, except as to Note 20, which is as of March 29, 1999, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1998, as contained in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 26, 1999

                              EMERITUS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                                                          December 31,
                                                                                                   -----------------------
                                                                                                      1997         1998
                                                                                                   ----------   ----------
Current assets:
  Cash and cash equivalents ....................................................................   $  17,537    $  11,442
  Short-term investments .......................................................................      17,235        4,491
  Current portion of restricted deposits .......................................................         550        2,160
  Trade accounts receivable, net ...............................................................       2,191        2,235
  Other receivables ............................................................................       1,362        5,944
  Prepaid expenses and other current assets ....................................................       3,716        5,719
  Property held for sale .......................................................................       8,202        3,661
                                                                                                   ---------    ---------
          Total current assets .................................................................      50,793       35,652
                                                                                                   ---------    ---------
Property and equipment, net ....................................................................     145,831      128,659
Property held for development ..................................................................       2,754        1,855
Notes receivable from and investments in affiliates ............................................      10,247        6,422
Restricted deposits, less current portion ......................................................      10,273        6,271
Lease acquisition costs, net....................................................................       8,677        6,558
Other assets, net...............................................................................       3,823        3,628
                                                                                                   ---------    ---------
          Total assets .........................................................................   $ 228,573    $ 192,870
                                                                                                   ---------    ---------
                                                                                                   ---------    ---------
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings ........................................................................   $    --       $  5,000
  Current portion of long-term debt ............................................................      12,815        7,591
  Margin loan on short-term investments ........................................................       9,165        2,324
  Trade accounts payable........................................................................       7,115        2,541
  Accrued employee compensation and benefits ...................................................       3,987        3,386
  Accrued interest .............................................................................       1,812        2,320
  Accrued real estate taxes ....................................................................       1,940        2,915
  Other accrued expenses........................................................................       5,312        4,991
  Other current liabilities.....................................................................       1,147          987
                                                                                                   ---------    ---------
          Total current liabilities ............................................................      38,719       36,629
                                                                                                   ---------    ---------
Deferred rent ..................................................................................       8,474        4,352
Deferred gains on sale of communities ..........................................................      12,314       19,483
Deferred income.................................................................................         114          216
Convertible debentures .........................................................................      32,000       32,000
Long-term debt, less current portion............................................................     108,117      119,674
Security deposits and other long-term liabilities                                                      1,452          570
                                                                                                   ---------    ---------
          Total liabilities.....................................................................     201,190      212,924
                                                                                                   ---------    ---------
Minority interests..............................................................................       1,176          910
Redeemable preferred stock .....................................................................      25,000       25,000
Shareholders' equity (deficit):
 Common stock, $.0001 par value. Authorized 40,000,000 shares;  issued and outstanding
 10,974,650 and 10,484,050 shares at December 31, 1997 and 1998, respectively ..................           1            1
 Additional paid-in capital.....................................................................      44,449       38,995
 Accumulated other comprehensive income (loss) .................................................       4,011       (4,420)
 Accumulated deficit ...........................................................................     (47,254)     (80,540)
                                                                                                   ---------    ---------
          Total shareholders' equity (deficit) .................................................       1,207      (45,964)
                                                                                                   ---------    ---------
          Total liabilities and shareholders' equity (deficit) .................................   $ 228,573    $ 192,870
                                                                                                   ---------    ---------
                                                                                                   ---------    ---------



          See accompanying notes to consolidated financial statements.
                                       F-4

                              EMERITUS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                            Years Ended December 31,
                                                                             -------------------------------------------------------
                                                                                   1996               1997               1998
                                                                             ------------------ -----------------  -----------------
Revenues:
  Community revenue.......................................................         $67,243          $114,299            $148,226
  Other service fees......................................................           1,494             3,370               2,796
  Management fees.........................................................             189               103                 798
                                                                             ------------------ -----------------  -----------------
          Total operating revenues........................................          68,926           117,772             151,820
                                                                             ------------------ -----------------  -----------------
Expenses:
  Community operations....................................................          48,900            82,783             110,569
  General and administrative..............................................           6,158            10,819              13,615
  Depreciation and amortization...........................................           2,881             6,644               5,722
  Rent....................................................................          16,114            34,651              41,499
  Other...................................................................            --               4,426               --
                                                                             ------------------ -----------------  -----------------
          Total operating expenses........................................          74,053           139,323             171,405
                                                                             ------------------ -----------------  -----------------
          Loss from operations............................................          (5,127)          (21,551)            (19,585)
                                                                             ------------------ -----------------  -----------------
Other income (expense):
  Interest income.........................................................           1,236             1,157               1,151
  Interest expense........................................................          (4,259)           (8,427)            (14,192)
  Other, net..............................................................             (52)              610               3,847
                                                                             ------------------ -----------------  -----------------
          Net other expense...............................................          (3,075)           (6,660)             (9,194)
                                                                             ------------------ -----------------  -----------------
          Loss before extraordinary item and cumulative effect of change in
          accounting principle............................................          (8,202)          (28,211)            (28,779)
                                                                             ------------------ -----------------  -----------------

Extraordinary loss on early extinguishment of debt........................            --                --                  (937)
Cumulative effect of change in accounting principle.......................            --                --                (1,320)
                                                                             ------------------ -----------------  -----------------
          Net loss........................................................          (8,202)          (28,211)            (31,036)
                                                                             ------------------ -----------------  -----------------
                                                                             ------------------ -----------------  -----------------
Preferred stock dividends.................................................            --                 425               2,250
                                                                             ------------------ -----------------  -----------------
          Net loss to common shareholders.................................        $ (8,202)         $(28,636)           $(33,286)
                                                                             ------------------ -----------------  -----------------
                                                                             ------------------ -----------------  -----------------
Loss per common share before extraordinary item and cumulative effect of
  change in accounting principle - basic and diluted......................        $  (0.75)         $  (2.60)           $  (2.96)

Extraordinary loss per common share - basic and diluted...................        $   --            $   --              $   (.09)

Cumulative effect of change in accounting principle loss per common
  share - basic and diluted...............................................        $   --            $   --              $   (.12)

Net loss per common share -
  basic and diluted.......................................................        $  (0.75)         $  (2.60)           $  (3.17)

Weighted average number of common shares outstanding -
  basic and diluted.......................................................          11,000            11,000              10,484
                                                                             ------------------ -----------------  -----------------
                                                                             ------------------ -----------------  -----------------








          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)

                                                                                                    Years Ended December 31,
                                                                                                ---------------------------------
                                                                                                   1996        1997        1998
                                                                                                ---------    --------    --------
Net loss ....................................................................................   $ (8,202)   $(28,211)   $(31,036)
  Other comprehensive income (loss): ........................................................
     Foreign currency translation adjustments ...............................................       --            (4)        (17)
     Unrealized gains (losses) on investment securities:
        Unrealized holding gains (losses) arising during the year ...........................         18       4,015      (7,955)
        Reclassification for gains included in net loss .....................................       --          --          (459)
                                                                                                --------    --------    --------
           Total other comprehensive income (loss) ..........................................         18       4,011      (8,431)
                                                                                                --------    --------    --------
Comprehensive loss ..........................................................................   $ (8,184)   $(24,200)   $(39,467)
                                                                                                --------    --------    --------
                                                                                                --------    --------    --------















          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Years Ended December 31,
                                                                                           ---------------------------------
                                                                                              1996        1997        1998
                                                                                           ---------   ---------   ---------
Cash flows from operating activities:
  Net loss ..............................................................................  $ (8,202)   $(28,211)   $(31,036)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ......................................................     3,641       7,759       6,407
     Amortization of deferred gains and income ..........................................    (1,254)     (1,887)     (2,345)
     Allowance for bad debts ............................................................       128         317         695
     Extraordinary loss on early extinguishment of debt .................................      --          --           937
     Cumulative effect of change in accounting principle ................................      --          --         1,320
     Other ..............................................................................      (365)        (75)        317
     Changes in operating assets and liabilities:
          Trade accounts receivable .....................................................    (1,615)       (699)       (771)
          Other receivables .............................................................      (416)        533      (3,026)
          Prepaid expenses and other current assets .....................................    (2,493)       (947)        (12)
          Other assets ..................................................................      (420)       --         --
          Trade accounts payable ........................................................       458      (2,166)      4,992
          Accrued employee compensation and benefits ....................................     2,034         853        (515)
          Accrued interest ..............................................................       718         692         508
          Accrued real estate taxes .....................................................      (336)      1,645         975
          Other accrued expenses ........................................................      (443)       (969)     (1,770)
          Other current liabilities .....................................................       392         384        (157)
          Security deposits and other long-term liabilities .............................       274         293        (768)
          Deferred rent .................................................................     2,467       4,812         702
                                                                                           --------    --------    --------
             Net cash used in operating activities ......................................    (5,432)    (17,666)    (23,547)
                                                                                           --------    --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment .................................................   (36,650)    (17,471)    (28,612)
  Acquisition of property held for development ..........................................   (30,069)    (22,743)     (1,780)
  Proceeds from sale of property and equipment ..........................................    73,290      28,675      33,182
  Purchase of investment securities .....................................................       (54)    (13,285)       (557)
  Proceeds from the sale of investment securities .......................................       670       3,207       5,421
  Construction advances - leased communities ............................................    43,411      25,139      25,613
  Construction expenditures - leased communities ........................................   (37,024)    (31,101)    (22,586)
  Advances to and investments in affiliates .............................................    (2,626)     (4,188)     (9,529)
  Sale of investments in affiliates .....................................................       800        --         4,092
  Acquisition of businesses and partnership interests ...................................    (4,339)       --         --
                                                                                           --------    --------    --------
             Net cash provided by (used in) investing activities ........................     7,409     (31,767)      5,244
                                                                                           --------    --------    --------









          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)


                                                                                                      Years Ended December 31,
                                                                                                  --------------------------------
                                                                                                      1996        1997        1998
                                                                                                  --------    --------    --------
Cash flows from financing activities:
  Increase in restricted deposits..............................................................     (6,247)     (3,014)       (647)
  Proceeds from (repayment of) short-term borrowings, net .....................................       (520)      9,165      (1,841)
  Proceeds from long-term borrowings ..........................................................     64,356      44,597     105,179
  Repayment of long-term borrowings ...........................................................    (69,977)    (29,023)    (82,019)
  Increase in lease acquisition and deferred financing costs ..................................     (6,554)     (2,452)     (2,235)
  Proceeds from sale of redeemable preferred stock ............................................       --        25,000        --
  Proceeds from issuance of convertible debentures ............................................     30,620       --           --
  Repurchase of common stock ..................................................................       --          (341)     (5,406)
Other..........................................................................................       (123)          3        (806)
                                                                                                  --------    --------    --------
             Net cash provided by financing activities ........................................     11,555      43,935      12,225
Effect of exchange rate changes on cash                                                               --            (4)        (17)
                                                                                                  --------    --------    --------
             Net increase (decrease) in cash and cash equivalents .............................     13,532      (5,502)     (6,095)
Cash and cash equivalents at beginning of year ................................................      9,507      23,039      17,537
                                                                                                  --------    --------    --------
Cash and cash equivalents at end of year ......................................................   $ 23,039    $ 17,537    $ 11,442
                                                                                                  --------    --------    --------
                                                                                                  --------    --------    --------
Supplemental disclosure of cash flow information - cash paid
during the year for interest ..................................................................   $  3,300    $  9,444    $ 12,999
                                                                                                  --------    --------    --------
                                                                                                  --------    --------    --------
Noncash investing and financing activities:
  Acquisition of business and controlling interest in a partnership:
     Assets acquired...........................................................................   $ 11,215    $ 37,347    $  6,232
     Liabilities assumed.......................................................................      7,042      36,997       4,798
 Transfer of property held for development to property and equipment ..........................     22,500      26,345       --
 Transfer of property and equipment to property held for sale .................................      --          8,202       1,450
 Assumption of debt by buyer through disposition of property ..................................      --          --        (14,800)
 Vehicles acquired through debt financing .....................................................      --          2,375       --











          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                                      Common stock                        Accumulated
                                               ---------------------------                   other
                                                                             Additional  comprehensive                    Total
                                                 Number                       paid-in        income    Accumulated    shareholders'
                                                of shares        Amount       capital        (loss)      deficit    equity (deficit)
                                               --------------- ----------- ------------ -------------- ------------ ----------------
 Balances at December 31, 1995.............     11,000,000      $   1        $  44,910    $     400      $(10,416)       $  34,895

 Common stock issue costs..................             --         --             (123)          --            --             (123)

 Unrealized loss on  investment securities..            --         --               --         (382)           --             (382)

 Net loss for the year ended December 31, 1996.         --         --               --           --        (8,202)          (8,202)

                                               --------------- ----------- ------------ -------------- ------------ ----------------
 Balances at December 31, 1996..............    11,000,000      $   1           44,787           18       (18,618)          26,188
                                               --------------- ----------- ------------ -------------- ------------ ----------------
 Unrealized gain on investment securities...            --         --               --        3,997            --            3,997

 Foreign currency translation adjustment....            --         --               --           (4)           --               (4)

 Repurchase of common stock.................       (25,600)        --             (341)          --            --             (341)

 Stock options exercised....................           250         --                3           --            --                3

 Preferred stock dividends..................            --         --               --           --          (425)            (425)

 Net loss for the year ended  December 31, 1997         --         --               --           --       (28,211)         (28,211)
                                               --------------- ----------- ------------ -------------- ------------ ----------------
 Balances at December 31, 1997..............    10,974,650      $   1           44,449        4,011       (47,254)           1,207
                                               --------------- ----------- ------------ -------------- ------------ ----------------
 Unrealized loss on investment securities...            --         --               --       (8,414)           --           (8,414)

 Foreign currency translation adjustment....            --         --               --          (17)           --              (17)

 Repurchase of common stock.................      (491,600)        --           (5,466)          --            --           (5,466)

 Stock options exercised....................         1,000         --               12           --            --               12

 Preferred stock dividends..................            --         --               --           --        (2,250)          (2,250)

 Net loss for the year ended  December 31, 1998         --         --               --           --       (31,036)         (31,036)
                                               --------------- ----------- ------------ -------------- ------------ ----------------
 Balances at December 31, 1998...............   10,484,050      $   1        $  38,995    $  (4,420)     $(80,540)       $ (45,964)
                                               --------------- ----------- ------------ -------------- ------------ ----------------
                                               --------------- ----------- ------------ -------------- ------------ ----------------



          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

Emeritus Assisted Living - Emeritus Corporation ("Emeritus" or the "Company") is a nationally integrated assisted living organization focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. The Company also provides management services to third-party owners of assisted living communities.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of limited liability companies and partnerships ("LLCs") have been consolidated where the Company maintains effective control over the LLCs' assets and operations, not withstanding a lack of technical majority ownership of the LLCs. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

Operating revenue consists of resident fee revenue and management services revenue. Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied. Service fees paid by residents for assisted-living and other related services and management fees are recognized in the period services are rendered. Management services revenue is comprised of revenue from management contracts and is recognized in the month in which it is earned in accordance with the terms of the management contract.

     CASH AND CASH EQUIVALENTS

All short-term investments, consisting primarily of commercial paper and certificates of deposit, with a maturity at date of purchase of three months or less are considered to be cash equivalents.

     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 40 years; furniture, equipment and vehicles, five to seven years; leasehold improvements, over the lesser of the estimated useful life or the lease term.

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

     INVESTMENTS

Investment securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of any related tax effect, are excluded from results of operations and are reported as a component of other comprehensive income (loss).

Investments in 20% to 50% owned affiliates are accounted for under the equity method except where lack of voting power exists. Investments in less than 20% owned entities are accounted for under the cost method.

                              EMERITUS CORPORATION

    INTANGIBLE ASSETS

Intangible assets, which are comprised of deferred financing costs, (included in other assets) as well as lease acquisition costs are amortized on the straight-line method over the term of the related debt or lease agreement.

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

     DEFERRED RENT

Deferred rent primarily represents lease incentives which are deferred and amortized using the straight-line method over the lives of the associated leases.

     DEFERRED GAINS ON SALE OF COMMUNITIES

Deferred gains on sale/leasebacks of communities are deferred and amortized using the straight-line method over the lives of the associated leases. The Company has no continuing involvement in communities which it has sold and leased back outside of operating the communities.

     COMMUNITY OPERATIONS

Community operations represent direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes and licenses.

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

     NET LOSS PER SHARE

Basic net income (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of the Company includes convertible debentures, redeemable convertible preferred stock, as well as stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

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

                              EMERITUS CORPORATION

     FOREIGN CURRENCY TRANSLATION

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains and losses arising from fluctuations in the year-end exchange rates are recorded as a component of other comprehensive income (loss).

     RECLASSIFICATIONS

Certain reclassifications of the 1996 and 1997 amounts have been made to conform to the 1998 presentation.

(2) CHANGES IN ACCOUNTING PRINCIPLES

In April 1997, the Accounting Standards Executive Committee issued Statement of Position 98-5 (SOP 98-5), REPORTING ON THE COSTS OF START-UP ACTIVITIES. This statement provides guidance on financial reporting for start-up costs and organization costs and requires such costs to be expensed as incurred. The Company elected early adoption of this statement effective January 1, 1998 and has reported a charge of $1,320,000 for the cumulative effect of this change in accounting principle. The adoption of SOP 98-5 on January 1, 1998 resulted in the Company expensing approximately $967,000 of start-up costs incurred in 1998.

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

(3) RESTRICTED DEPOSITS

Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REITs") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company. As of December 31, 1997 and 1998, the Company had $10.8 million and $8.4 million in restricted deposits, respectively.

(4) PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                December 31,
In thousands                                                                 1997        1998
------------------------------------------------------------------------------------   ---------
Land and improvements...........................................           $  10,810     11,881
Buildings and improvements......................................             104,199    108,221
Furniture and equipment.........................................              11,368     11,321
Vehicles .......................................................               2,997      2,760
Leasehold improvements..........................................               2,433      1,958
                                                                           ---------    -------
                                                                             131,807    136,141
Less accumulated depreciation and amortization .................               7,700      9,499
                                                                           ---------    -------
                                                                             124,107    126,642
Construction in progress........................................              21,724      2,017
                                                                           ---------    -------
                                                                            $145,831   $128,659
                                                                           ---------    -------
                                                                           ---------    -------


                              EMERITUS CORPORATION

(5)  PROPERTY HELD FOR DEVELOPMENT

Property held for development is recorded at cost. Interest costs capitalized on property held for development and construction in progress was $1.4 million, $2.7 million and $0.1 million for 1996, 1997 and 1998, respectively.

At December 31, 1998, the Company was committed to enter into long-term operating leases with a REIT for communities currently under development. In March 1999, the Company completed a disposition of its leasehold interests in these development communities (note 20).

(6)  INVESTMENT SECURITIES

During 1997, the Company purchased common stock of ARV Assisted Living, Inc. ("ARV") in market transactions and at December 31, 1997, the Company held 1,077,200 shares of ARV common stock. Also in 1997, the Company initiated a tender offer which was terminated in January 1998, for all of the remaining outstanding common stock of ARV. The Company incurred costs of $3,418,000 associated with this activity in 1997.

During 1998, the Company sold a portion of the ARV common stock in market transactions realizing gains approximating $450,000 which are included in other income, net. Details regarding the ARV investment as of December 31, follow:

                                                                                  Gross
                                                                Amortized       Unrealized        Fair Market
        In thousands                                              Cost        Gains (Losses)         Value
        --------------------------------------------------------------------  ----------------  ----------------
        1997................................................. $ 13,220         $   4,015        $ 17,235
                                                              --------         ---------        --------
                                                              --------         ---------        --------
        1998................................................. $  8,890         $  (4,399)       $  4,491
                                                              --------         ---------        --------
                                                              --------         ---------        --------



(7)  FINANCIAL INSTRUMENTS

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, notes receivable from and investments in affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock and long-term debt. The fair value of the Company's financial instruments based on their short-term nature or current market indicators such as prevailing interest rates approximate their carrying value with the exception of the convertible debentures which had a fair value of $28.6 million versus a book value of $32.0 million at December 31, 1998.

(8)  NOTES RECEIVABLE FROM AND INVESTMENTS IN AFFILIATED COMPANIES

In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert Care Corporation ("Alert"), an Ontario, Canada-based owner and operator of assisted-living communities at prices ranging from $0.67 to $0.74 per share (Cdn). In addition, the Company acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share (Cdn), as well as an option to purchase from Eclipse Capital Management ("Eclipse"), the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 issued and outstanding shares of common stock of Alert and 950,000 issued and outstanding shares of Class A non-voting stock of Alert both at an exercise price of $3.25 per share (Cdn). There was no cost in acquiring the option to purchase additional shares from Alert and no value was assigned to the option by the Company.

                              EMERITUS CORPORATION

The investment in Alert is accounted for under the cost method, as the Company's equity ownership consists of non-voting preferred stock. Details regarding the Alert holdings as of December 31 are as follows:

                                                                                                     Percentage
                                                                                                    Ownership on
                                                                          Total                     As-converted
        In thousands (except share data)                                  Shares             Cost      Basis
        --------------------------------------------------------------------------        ---------  ----------
        1997
           Preferred shares..........................................    7,588,466        $   4,111      24.2%
                                                                        ----------        ---------      -----
                                                                        ----------        ---------      -----
        1998
           Preferred shares..........................................   10,888,466        $   6,391      31.3%
                                                                        ----------        ---------      -----
                                                                        ----------        ---------      -----



Alert has entered into an exclusive management agreement to manage the Company's future assisted-living communities in Ontario. Eclipse, through its wholly-owned subsidiary, Eclipse Construction Inc., develops and constructs retirement homes for Alert on a contract basis. Under the agreement, Eclipse has entered into an exclusive development agreement with the Company to develop its future construction projects in Ontario. No communities have been developed under these agreements as of December 31, 1998.

During 1998, the Company sold its interest in a community located in Texas to a partnership in which the principal shareholder of the Company is a partner. Pursuant to the purchase and sale agreement, the Company advanced funds to the partnership of $1.0 million and $800,000 subject to promissory notes bearing interest at 9% and payable in 10 years and on demand, respectively. The $1.0 million note contains additional funding provisions whereby the Company funds 20% of the losses generated by the community up to $500,000, of which $350,000 is outstanding at December 31, 1998. The Company at its option can then convert its $1.5 million investment into a 20% interest in the partnership. In addition, the Company has advanced the partnership $450,000 under a repair note bearing interest at 9% and due June 2008. At December 31, 1998, the Partnership's obligations to the Company total $2.6 million.

In 1998, the Company entered into a $5.0 million credit agreement with Aurora Bay Investments, L.L.C. ("Aurora Bay"), a limited liability company that acquires, develops and operates Alzheimer's special care facilities. In September 1998, the credit agreement was assumed by a related party for $4.2 million which equaled the total advances made under the facility.

 (9)   CONVERTIBLE DEBENTURES

The Company has $32.0 million of 6.25% convertible subordinated debentures (the "Debentures") which are due in 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock and bear interest payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

The Debentures are subject to redemption, as a whole or in part, at any time or from time to time commencing after July 1, 1999 at the Company's option on at least 30 days' and not more than 60 days' prior notice.

The redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning after July 1 of the following years:

                   Year                                   Price
                   ---------------------------  ---------------------------
                   1999                                           102%
                   2000                                           101%
                   2001 and thereafter                            100%


                              EMERITUS CORPORATION

(10)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           December 31,
        In thousands                                                                 1997                1998
        -----------------------------------------------------------------------------------------  -----------------
        Notes payable, interest only at rates from 10.5% to 18%
           payable monthly, unpaid principal and interest due May 2000........         $  7,000          $      --
        Notes payable, interest only at the 30 day LIBOR rate plus 2.25%
           payable monthly, unpaid principal and interest due March 1999......           10,220                 --
        Notes payable, interest at rates from 6.9% to 12%, payable in
           monthly installments, due through July 2009........................           10,279                 --
        Notes payable, interest only at the LIBOR rate plus 2.95% (8.0% at
           December 31, 1998) payable monthly, unpaid principal and interest
           due April 2001.....................................................               --             73,235
        Notes payable, interest only at the LIBOR plus 2.25% (7.3% at
           December 31, 1998), payable monthly, unpaid principal and interest
           due March 1999.....................................................               --              5,270
        Note payable, interest at the prime rate plus .75% (8.5% at December
           31, 1998), payable in monthly installments, unpaid principal and
           interest due July 2004.............................................               --             12,800
        Notes payable, interest at the LIBOR rate plus 2.50%, payable
           monthly, unpaid principal and interest due April 1999..............           26,000                 --
        Note payable, interest only at the LIBOR rate plus 2.25% payable
           monthly, unpaid principal and interest due May 2000................            3,500                 --
        Note payable, interest only through September 1998 at 9.28%, principal and interest over remaining term, unpaid principal and
           interest due April 2009............................................            4,288                 --
        Note payable, interest at the prime rate plus .75% (8.5% at December
           31, 1998), payable in monthly installments, unpaid principal and
           interest due February 2003.........................................               --              5,965
        Notes payable, interest only at 8.5% payable monthly, unpaid                         --             11,140
           principal and interest due December 2000...........................
        Notes payable, interest at rates from 8.0% to 10.86%, payable in
           monthly installments, due through July 2009........................               --             15,892
        Construction loan, total commitment of $17.0 million, interest only through November 1998 at the 30 day LIBOR rate plus 2.75%, principal and interest payments over remaining term, unpaid
           principal and interest due through November 2001...................           14,066                 --
        Construction loan, total commitment of $4.9 million, interest only at the prime rate plus 3.5%  payable monthly, unpaid
           principal and interest due February 2004...........................            4,799                 --
        Construction loan, total commitment of $4.7 million, interest only at
           9.75%, payable monthly, unpaid principal and interest due May
           1999...............................................................            4,695                 --
        Construction loan, total commitment of $12.8 million, interest only during the construction term (completion date or 18 months after loan closing) at the prime rate plus .75%, principal and interest over remaining term, unpaid principal and interest due earlier of 90
           months after loan closing  or 6 years after the completion of                  7,578                 --
           construction.......................................................

                              EMERITUS CORPORATION

                                                                                           December 31,
        In thousands                                                                 1997                1998
        -----------------------------------------------------------------------------------------  -----------------
        Construction loan, total commitment of $6.5 million, interest only during the construction term at the prime rate plus 1.25%, principal and interest at the prime rate plus 3.25% over remaining term,
           unpaid principal and interest due January 2001.....................            5,216                 --
        Construction loan, total commitment $5.1 million, interest only at 9%,
           payable monthly, unpaid principal and interest due February 2000...            4,444                 --
        Other.................................................................            4,452              2,963
                                                                               ------------------  -----------------
             Subtotal.........................................................          106,537            127,265
                                                                               ------------------  -----------------
        Debt with commitment to refinance with long-term debt subsequent to year end -

           Notes payable, interest only at rates between 9% and 11%, payable monthly, unpaid principal and interest due through December
              1998 to be refinanced through long-term debt in 1998, interest
              only at the 30 day LIBOR rate plus 2.95%, due April 2001........           14,395                 --
                                                                               ------------------  -----------------
                                                                                        120,932            127,265
        Less current portion..................................................           12,815              7,591
                                                                               ------------------  -----------------
             Long-term debt, less current portion.............................         $108,117           $119,674
                                                                               ------------------  -----------------
                                                                               ------------------  -----------------

Substantially all long-term debt is secured by the Company's property and equipment.

During 1998, the Company consolidated approximately $60.3 million of outstanding debt through a refinancing with a single lender and wrote off $937,000 of related deferred costs as an extraordinary item.

Certain of the Company's indebtedness includes restrictive provisions related to cash dividends, investments and borrowings, and require maintenance of specified operating ratios, levels of working capital and net worth. As of December 31, 1998, the Company was in compliance with such covenants or obtained waivers for noncompliance.

Principal maturities of long-term debt at December 31, 1998 are as follows:

                        In thousands
                    ---------------------------------------------------- ----------------
                    1999..............................................        $    7,591

                    2000..............................................            13,320

                    2001..............................................            75,117

                    2002..............................................             1,636

                    2003..............................................             6,177

                    Thereafter........................................            23,424
                                                                         ----------------
                    Total.............................................          $127,265
                                                                         ----------------
                                                                         ----------------

(11) SHORT-TERM BORROWINGS

The Company maintains a $5,000,000 unsecured revolving account from U.S. Bank which bears interest at the prime rate (7.75% at December 31, 1998) and expires in August 1999. The line of credit is guaranteed by a principal shareholder of the Company.

                              EMERITUS CORPORATION

(12) MARGIN LOAN ON EQUITY SECURITIES

During 1997, the Company opened a margin account to facilitate the acquisition of marketable securities. This account had a loan balance of $9,165,000 and $2,324,000 at December 31, 1997 and 1998, respectively, secured by marketable equity securities with respective market values of $17,235,000 and $4,491,000. This loan is due upon the sale of the securities and bears interest at 0.375% under broker call (6.125% as of December 31, 1998).

(13) INCOME TAXES

Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following:

                                                                                       December 31,
        In thousands                                                               1997            1998
        -------------------------------------------------------------------------------------  -------------
        Deferred tax liabilities:
          Depreciation and amortization........................................   $(1,470)        $(1,266)
          Other................................................................      (361)             --
                                                                               --------------  -------------
                  Gross deferred tax liabilities...............................    (1,831)         (1,266)
                                                                               --------------  -------------
        Deferred tax assets:
          Net operating loss carryforwards.....................................    10,966          19,563
          Deferred gains on sale/leaseback.....................................     4,187           6,624
          Unearned rental income...............................................       382             329
          Vacation accrual.....................................................       349             403
          Health insurance accrual.............................................       263             398
          Other................................................................       464             585
                                                                               --------------  -------------
                  Gross deferred tax assets....................................    16,611          27,902
        Less valuation allowance...............................................   (14,780)        (26,636)
                                                                               --------------  -------------
        Deferred tax assets, net...............................................     1,831           1,266
                                                                               --------------  -------------
                  Net deferred tax assets......................................   $    --         $    --
                                                                               --------------  -------------
                                                                               --------------  -------------



The net increase in the total valuation allowance was $9,380,000 and $11,856,000 for 1997 and 1998, respectively. The increases were primarily due to the increase in deferred gains on sale/leasebacks and the amount of net operating loss carryforwards, for which management does not believe that it is more likely than not that realization is assured.

For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 1998, available to offset future federal taxable income, if any, of approximately $57,539,000 expiring beginning in 2011.

(14)  RELATED-PARTY MANAGEMENT AGREEMENTS

During 1995, the Company's two most senior executive officers, CEO and now former President, formed a New York general partnership (the "Partnership") to facilitate the operation of assisted-living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted-living communities. The Partnership operates ten leased communities in New York. The Company has agreements with the Partnership and the partners under which all of the Partnership's profits have been assigned to the Company and the Company has indemnified the partners against losses. In February 1999, the President of the Company ceased to be an officer of the Company and has agreed to transfer his ownership in the Partnership to his successor at a nominal value. As the Company has unilateral and perpetual control over the Partnership's assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

                              EMERITUS CORPORATION

A number of limited partnerships which are partly owned indirectly by Mr. Baty, the Company's Chairman and Chief Executive Officer, develop, own and lease senior housing projects, some of which cater to low income seniors. The Company has agreements with these partnerships to provide certain administrative support, due diligence and financial support services with respect to the acquisition, development and administration of these communities. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues and fixed administrative fees. Management fee revenue earned under these agreements was approximately $103,000 and $535,000 in 1997 and 1998, respectively.

In 1998, the Company and XL Management Company L.L.C., ("XL Management"), an affiliate of Holiday Retirement Corp., an owner and operator of independent-living communities, entered into four management agreements whereby XL Management will provide management services relating to four newly developed assisted-living communities located in Texas. The agreements have initial terms of two years six months with management fees based on 6% of gross revenues payable monthly. Total fees in 1998 amounted to $187,000. The Company will pay a bonus fee per community to XL Management based on occupancy; one year after managing the communities, if occupancy is between 75% and 89%, XL Management will receive a bonus fee of $25,000 and if occupancy is 90% or greater the bonus fee will be $50,000. The Company's Chairman and Chief Executive Officer and another member of the Company's board of directors are principal shareholders and officers of Holiday.

In addition to the foregoing, the Company entered into 25 management agreements with a related party for properties previously leased and owned (note 18).

(15) SHAREHOLDERS' EQUITY

In December 1997, the Company purchased 25,600 shares of its common stock at an aggregate cost of $341,000. In January 1998, the Company's board of directors authorized a stock repurchase program to acquire up to an additional 500,000 shares of the Company's common stock. At December 31, 1998, the Company had acquired a total of 517,200 shares of its common stock at an aggregate cost of $5.7 million.

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

The Company has authorized 1,600,000 shares of common stock to be reserved for grants under the 1995 Plan of which 155,384 remained available for future awards at December 31, 1998. Options generally vest between three-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

In November 1998, the Company offered, at the election of individual employees, a repricing of options granted to date at an exercise price of $9.8125 which was equal to the fair market value of the stock on the grant date. A total of 1,005,166 shares were forfeited and reissued under the repricing transaction.

                              EMERITUS CORPORATION

Had compensation cost for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share, including the effect of the repricing, would have been as follows:

                                                                            Year ended December 31,
        In thousands, except per share data                      1996                 1997                 1998
        --------------------------------------------------  ---------------     -----------------     ---------------
        Net loss to common shareholders:
             As reported..................................     $(8,202)            $(28,636)             $(33,286)
             Pro forma....................................      (8,477)             (29,236)              (34,676)

        Net loss per common share - basic and diluted:
             As reported..................................     $ (0.75)            $  (2.60)             $  (3.17)
             Pro forma....................................       (0.77)               (2.66)                (3.31)



The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996, 1997 and 1998: dividend yield of 0.0% for all periods; expected volatility of 55% for 1996, 49.1% for 1997 and 48.9% for 1998; risk-free interest rates of 5.47% to 6.39% for 1996, 5.45% to 5.50% for 1997, and 4.51% to 4.70% for 1998; and an expected option term of 4.5 years and 5 years for 1996 and 1997, respectively, and for 1998 of 2 to 5 years, giving effect to the option repricing.

A summary of the activity in the Company's stock option plans follows:

                                             1996                            1997                             1998
                                        Weighted-Average               Weighted-Average                 Weighted-Average
                                           Exercise                        Exercise                         Exercise
                              Shares         Price           Shares          Price            Shares         Price
                            ----------------------------  -------------------------------  ------------------------------
Outstanding at beginning
of year.................      202,000        $14.38          484,900         $11.90          1,089,650       $12.86

Granted.................      363,500        $11.06          703,000         $13.43          1,471,666       $ 9.79

Exercised...............           --        $   --             (250)        $15.25             (1,000)      $10.50

Canceled................      (80,600)       $14.34          (98,000)        $12.32         (1,116,950)      $12.80
                            ----------------------------  -------------------------------  ------------------------------

Outstanding at end of
year....................      484,900        $11.90        1,089,650         $12.86          1,443,366       $ 9.84

Options exercisable at
year-end................       37,950        $14.38          101,800         $12.40            308,352       $10.06

Weighted-average fair
value of options granted
during the year.........                     $ 5.67                          $ 6.65                          $ 4.11

                              EMERITUS CORPORATION

The following is a summary of stock options outstanding at December 31, 1998:

                                                   Options Outstanding                          Options Exercisable
                                   -----------------------------------------------------
                                                       Weighted-
                                                        Average           Weighted-                           Weighted-
                                                       Remaining          Average                              Average
                                      Number          Contractual         Exercise           Number           Exercise
   Range of Exercise Prices         Outstanding          Life               Price          Exercisable         Price
   ------------------------------- --------------  ------------------ ------------------  --------------  -----------------
                $         9.63          407,500              9.88           $  9.63                 --          $    --

                $         9.81        1,005,166              8.36           $  9.81            293,652          $ 9.81

                $11.00 - 15.00           30,700              8.26           $ 13.55             14,700          $14.95
                                   --------------  ------------------ ------------------  --------------  -----------------
                                      1,443,366              8.79           $  9.84            308,352          $10.06
                                   --------------  ------------------ ------------------  --------------  -----------------
                                   --------------  ------------------ ------------------  --------------  -----------------

     EMPLOYEE STOCK PURCHASE PLAN

In July 1998, the Company adopted an Employee Stock Purchase Plan (the Plan) to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, up to 15% of eligible compensation. A total of 200,000 shares are available for purchase under the Plan. Monthly, participant account balances are used to purchase shares of stock on the open market at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases. The Employee Stock Purchase Plan expires in May 2008. At December 31, 1998, 900 shares have been purchased by employees under the Plan.

(16)  REDEEMABLE PREFERRED STOCK

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

(17) LEASES

At December 31, 1998, the Company leases office space and 54 assisted-living communities . The office lease expires in 2006 and contains two five-year renewal options. The community leases expire from 2004 to 2017 and contain two to six five-year renewal options.

                              EMERITUS CORPORATION

Minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

                    In thousands
                    ---------------------------------------------------- ----------------
                    1999...............................................        $  29,818

                    2000...............................................           29,818

                    2001...............................................           29,824

                    2002...............................................           30,196

                    2003...............................................           30,445

                    Thereafter.........................................          205,320
                                                                         ----------------
                                                                         ----------------
                                                                                $355,421
                                                                         ----------------
                                                                         ----------------

Rent expense under noncancelable operating leases was approximately $16,114,000, $34,651,000 and $42,217,000 for 1996, 1997 and 1998, respectively. A number of operating leases provide for additional lease payments, computed as 5% of gross community revenues, beginning 24 months after the inception of the lease. In 1998, such additional rents were not significant.


(18)  SALES AND ACQUISITIONS

During 1997, the Company completed several acquisitions of assisted-living, independent-living and skilled nursing communities. These acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired communities were recorded at their estimated fair values at the dates of acquisitions. No goodwill or other identifiable intangibles were recorded with respect to any of the acquisitions. The results of operations of the communities acquired have been included in the Company's consolidated financial statements from the dates of the acquisition. Summary information concerning the acquisitions is as follows:

                                                                                     Total
                      Communities acquired                 Acquisition date     purchase price          Units
        ------------------------------------------------- -------------------- ------------------  -----------------
                                                                                (in thousands)
        Villa Del Rey..................................      March 1997              $  4,252              84
        La Casa Grande.................................      May 1997                  12,900              200
        River Oaks.....................................      May 1997                  11,200              155
        Stanford Center................................      May 1997                   8,900              118
                                                                               ------------------  -----------------
                                                                                     $ 37,252              557
                                                                               ------------------  -----------------
                                                                               ------------------  -----------------


The foregoing acquisitions were generally financed through borrowings.

During 1997, the Company completed three acquisitions of communities through operating lease transactions. The results of operations of the communities have been included in the Company's consolidated financial statements from the dates the leases commenced.

During 1997, the Company entered into sale/leaseback transactions with a REIT, pursuant to which the REIT acquired one new community developed by the Company and two existing communities and leased the communities back to the Company. The Company has no continuing involvement outside of operating the communities.

                              EMERITUS CORPORATION

The following summary, prepared on a pro forma basis, combines the results of operations of the acquired businesses with those of the Company as if the acquisitions through lease financings and sale/leaseback financings had been consummated as of January 1, 1997.

                                                                            December 31,
         In thousands, except per share data (unaudited)                       1997
         --------------------------------------------------------------- ------------------
         Revenues.......................................................       $122,703

         Net loss to common shareholders................................        (29,061)

         Pro forma net loss per common share - basic and diluted........       $  (2.64)


During 1998, the Company entered into a sale/leaseback transactions with a REIT, pursuant to which the REIT acquired a community previously owned by the Company and leased it back to the Company. The Company has no continuing involvement outside of operating the community.

In 1998, the Company acquired two communities which it previously leased from a REIT for an aggregate purchase price of $13.5 million. These acquisitions were financed through borrowings.

In 1998 the Company sold interests in three assisted living communities for an aggregate sales price of $25 million, including the assumption of a $14.8 million mortgage obligation and $1.8 million in notes receivable, to partnerships in which the Company's principal shareholder is a partner and realized cumulative gains of $475,000 which are included in other income, net. The Company retains a management interest in each community through management contracts and a residual economic interest in two of the communities.

 In December 1998 the Company disposed of its leasehold interest in 22 leased communities and three owned communities (the "Emeritrust communities"). The Emeritrust communities were sold to an entity in which a principal shareholder and a Board member of the Company are investors. Pursuant to the transaction, the Company will manage all 25 communities in accordance with a three year management contract and will receive management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. The management agreement provides the Company an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent the Emeritrust communities generate cash deficiencies in excess of $4.5 million. Previously deferred gains and the gain on this transaction collectively totaling approximately $13 million have been deferred given the continuing financial involvement of the Company stipulated in the management agreement.

(19) CONTINGENCIES

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's results of operations or financial position.

The Company is self insured for certain employee health benefits. The Company's policy is to accrue amounts equal to the actuarial liabilities which are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as health care costs and actual experience could cause these estimates to change.

(20) SUBSEQUENT EVENT

In March 1999, the Company completed a disposition of its leasehold interests in 19 additional communities, consisting of 14 currently operational communities and five development communities (the "Emeritrust II communities"). The Emeritrust II communities were sold to an entity in which a principal shareholder and a Board member of the Company are investors. Pursuant to the transaction, the Company will manage all 19 communities in accordance with a three year management contract and will receive management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. The management agreement provides the Company an option to purchase the 19 previously leased communities at a formula price. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent the development communities generate cash deficiencies in excess of $2.3 million.

                              EMERITUS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                      Column A                         Column B        Column C         Column D       Column E
   ------------------------------------------------  -------------  ----------------  -------------  -------------
                                                       Balance
                                                          at          Charged to                       Balance
                                                      Beginning       Other Costs         (1)           at End
   Description                                         of Year       and Expenses      Deductions      of Year
   ------------------------------------------------  -------------  ----------------  -------------  -------------
   Year ended December 31, 1996:
   Valuation accounts deducted from assets:
       Allowance for doubtful receivables                   $14             $128              $15         $127
                                                     -------------  ----------------  -------------  -------------
                                                     -------------  ----------------  -------------  -------------
   Year ended December 31, 1997:
   Valuation accounts deducted from assets:
       Allowance for doubtful receivables                  $127             $317              $96         $348
                                                     -------------  ----------------  -------------  -------------
                                                     -------------  ----------------  -------------  -------------
   Year ended December 31, 1998:
   Valuation accounts deducted from assets:
       Allowance for doubtful receivables                  $348             $695             $505         $538
                                                     -------------  ----------------  -------------  -------------
                                                     -------------  ----------------  -------------  -------------


-------------------

(1)      Represents amounts written off