Form 10-K/A
period 1998-12-31
EMERITUS CORP\WA\
filed 1999-04-07
CIK 1001604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K/A
--------------------------------------------------------------------------------

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

April 6, 1999



To the Readers of our Form 10-K:

This amendment is being filed to correct printing errors made on the consolidated balance sheet in our original Form 10-K filing dated March 31, 1999.

On page F-4, Emeritus Corporation Consolidated Balance Sheets, the amounts disclosed for "Notes receivable from and investments in affiliates" as well "Trade accounts payable" were inverted between December 31, 1997 and 1998. This filing reflects the correct amounts.


Regards,

/s/ Kelly J. Price
Chief Financial Officer,
Vice President, Finance and
Principal Accounting Officer

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

(15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998

(16) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999

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

/s/ KPMG LLP

Seattle, Washington
February 26, 1999

                              EMERITUS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                                                          December 31,
                                                                                                   -----------------------
                                                                                                      1997         1998
                                                                                                   ----------   ----------
Current assets:
  Cash and cash equivalents ....................................................................   $  17,537    $  11,442
  Short-term investments .......................................................................      17,235        4,491
  Current portion of restricted deposits .......................................................         550        2,160
  Trade accounts receivable, net ...............................................................       2,191        2,235
  Other receivables ............................................................................       1,362        5,944
  Prepaid expenses and other current assets ....................................................       3,716        5,719
  Property held for sale .......................................................................       8,202        3,661
                                                                                                   ---------    ---------
          Total current assets .................................................................      50,793       35,652
                                                                                                   ---------    ---------
Property and equipment, net ....................................................................     145,831      128,659
Property held for development ..................................................................       2,754        1,855
Notes receivable from and investments in affiliates ............................................       6,422       10,247
Restricted deposits, less current portion ......................................................      10,273        6,271
Lease acquisition costs, net....................................................................       8,677        6,558
Other assets, net...............................................................................       3,823        3,628
                                                                                                   ---------    ---------
          Total assets .........................................................................   $ 228,573    $ 192,870
                                                                                                   ---------    ---------
                                                                                                   ---------    ---------
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings ........................................................................   $    --       $  5,000
  Current portion of long-term debt ............................................................      12,815        7,591
  Margin loan on short-term investments ........................................................       9,165        2,324
  Trade accounts payable........................................................................       2,541        7,115
  Accrued employee compensation and benefits ...................................................       3,987        3,386
  Accrued interest .............................................................................       1,812        2,320
  Accrued real estate taxes ....................................................................       1,940        2,915
  Other accrued expenses........................................................................       5,312        4,991
  Other current liabilities.....................................................................       1,147          987
                                                                                                   ---------    ---------
          Total current liabilities ............................................................      38,719       36,629
                                                                                                   ---------    ---------
Deferred rent ..................................................................................       8,474        4,352
Deferred gains on sale of communities ..........................................................      12,314       19,483
Deferred income.................................................................................         114          216
Convertible debentures .........................................................................      32,000       32,000
Long-term debt, less current portion............................................................     108,117      119,674
Security deposits and other long-term liabilities                                                      1,452          570
                                                                                                   ---------    ---------
          Total liabilities.....................................................................     201,190      212,924
                                                                                                   ---------    ---------
Minority interests..............................................................................       1,176          910
Redeemable preferred stock .....................................................................      25,000       25,000
Shareholders' equity (deficit):
 Common stock, $.0001 par value. Authorized 40,000,000 shares;  issued and outstanding
 10,974,650 and 10,484,050 shares at December 31, 1997 and 1998, respectively ..................           1            1
 Additional paid-in capital.....................................................................      44,449       38,995
 Accumulated other comprehensive income (loss) .................................................       4,011       (4,420)
 Accumulated deficit ...........................................................................     (47,254)     (80,540)
                                                                                                   ---------    ---------
          Total shareholders' equity (deficit) .................................................       1,207      (45,964)
                                                                                                   ---------    ---------
          Total liabilities and shareholders' equity (deficit) .................................   $ 228,573    $ 192,870
                                                                                                   ---------    ---------
                                                                                                   ---------    ---------



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















          See accompanying notes to consolidated financial statements.
                                       F-6

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

Dated:   April 7, 1999
                                                            EMERITUS CORPORATION
                                                                    (Registrant)


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