Form 10-Q
period 1999-03-31
EMERITUS CORP\WA\
filed 1999-05-10
CIK 1001604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

      For the quarterly period ended March 31, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number 1-14012

                              EMERITUS CORPORATION
             (Exact name of registrant as specified in its charter)

                      FOR THE QUARTER ENDED MARCH 31, 1999

          WASHINGTON                                  91-1605464
(State or other jurisdiction of           (I.R.S Employer Identification No.)
incorporation or organization)

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

                                 |X| Yes |_| No

As of May 3, 1999, there were 10,487,500 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                              EMERITUS CORPORATION

                                      Index

                          Part I. Financial Information

Item 1.  Financial Statements:                                                      Page No.

         Condensed Consolidated Balance Sheets as of December 31, 1998 and
         March 31, 1999 ............................................................    1

         Condensed Consolidated Statements of Operations for the Three Months
         ended March 31, 1998 and 1999 .............................................    2

         Condensed Consolidated Statements of Comprehensive Operations for the
         Three Months ended March 31, 1998 and 1999 ................................    3

         Condensed Consolidated Statements of Cash Flows for the Three Months
         ended March 31, 1998 and 1999 .............................................    4

         Notes to Condensed Consolidated Financial Statements ......................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations .............................................................    6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................   11

                           Part II. Other Information

Item 6.  Exhibits ..................................................................   12

         Signature .................................................................   13

Note: Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable

                         EMERITUS CORPORATION CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and March 31, 1999
                        (In thousands, except share data)

                                     ASSETS

                                                                                March 31,
                                                               December 31,       1999
                                                                   1998        (unaudited)
                                                               ------------   ------------
Current Assets:
  Cash and cash equivalents ................................   $     11,442   $      6,075
  Short-term investments ...................................          4,491          3,037
  Trade accounts receivable, net ...........................          2,235          2,166
  Prepaid expenses and other current assets ................         13,823         10,782
  Property held for sale ...................................          3,661          2,327
                                                               ------------   ------------
          Total current assets .............................         35,652         24,387
                                                               ------------   ------------
Property and equipment, net ................................        128,659        127,425
Property held for development ..............................          1,855          2,021
Notes receivable from and investments in affiliates ........         10,247         10,286
Restricted deposits, less current portion ..................          6,271          6,380
Other assets, net ..........................................         10,186          9,791
                                                               ------------   ------------
          Total assets .....................................   $    192,870   $    180,290
                                                               ============   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Short-term borrowings ....................................   $      5,000   $      5,000
  Current portion of long-term debt ........................          7,591          7,591
  Margin loan on short-term investments ....................          2,324          2,038
  Trade accounts payable ...................................          7,115          5,150
  Accrued employee compensation and benefits ...............          3,386          3,256
  Other current liabilities ................................         11,213          7,945
                                                               ------------   ------------
          Total current liabilities ........................         36,629         30,980
                                                               ------------   ------------
Deferred rent ..............................................          4,352          2,683
Deferred gain on sale of communities .......................         19,483         20,042
Deferred income ............................................            216            160
Convertible debentures .....................................         32,000         32,000
Long-term debt, less current portion .......................        119,674        119,336
Security deposits and other long-term liabilities ..........            570            222
                                                               ------------   ------------
          Total liabilities ................................        212,924        205,423
                                                               ------------   ------------

Minority interests .........................................            910            804
Redeemable preferred stock .................................         25,000         25,000
Shareholders' Deficit:

 Common stock, $.0001 par value. Authorized 40,000,000
    shares; issued and outstanding 10,484,050 and
    10,487,050 shares at December 31, 1998 and
    March 31, 1999, respectively ...........................              1              1
 Additional paid-in capital ................................         38,995         38,995
 Accumulated other comprehensive loss ......................         (4,420)        (5,882)
 Accumulated deficit .......................................        (80,540)       (84,051)
                                                               ------------   ------------
          Total shareholders' deficit ......................        (45,964)       (50,937)
                                                               ------------   ------------
          Total liabilities and shareholders' deficit ......   $    192,870   $    180,290
                                                               ============   ============

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations.

                              EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1999
                                   (unaudited)
                      (In thousands, except per share data)

                                                                   1998           1999
                                                               ------------   ------------

Revenues:
  Community revenue ........................................   $     34,143   $     33,054
  Other service fees .......................................            598            426
  Management fees ..........................................             61            699
                                                               ------------   ------------
          Total operating revenues .........................         34,802         34,179
                                                               ------------   ------------

Expenses:
  Community operations .....................................         25,709         21,652
  General and administrative ...............................          3,201          3,512
  Depreciation and amortization ............................          1,568          1,465
  Rent .....................................................         10,299          7,585
                                                               ------------   ------------
          Total operating expenses .........................         40,777         34,214
                                                               ------------   ------------
          Loss from operations .............................         (5,975)           (35)
                                                               ------------   ------------

Other income (expense):
  Interest expense, net ....................................         (2,778)        (3,225)
  Other, net ...............................................            329            304
                                                               ------------   ------------
          Net other expense ................................         (2,449)        (2,921)
                                                               ------------   ------------
          Loss before cumulative effect of change in
               accounting principle ........................   $     (8,424)  $     (2,956)

Cumulative effect of change in accounting principle ........         (1,320)            --
                                                               ------------   ------------
          Net loss .........................................   $     (9,744)  $     (2,956)
                                                               ------------   ------------

Preferred stock dividends ..................................            555            555
                                                               ------------   ------------
          Net loss to common shareholders ..................   $    (10,299)  $     (3,511)
                                                               ============   ============

Loss per common share - basic and diluted:

  Loss before cumulative effect of change in accounting
     principle .............................................   $      (0.84)  $      (0.33)

  Cumulative effect of change in accounting principle ......   $      (0.13)            --

                                                               ------------   ------------
Loss per common share ......................................   $      (0.97)  $      (0.33)
                                                               ============   ============

 Weighted average number of common shares outstanding -
     basic and diluted .....................................         10,633         10,485
                                                               ============   ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                              EMERITUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                   Three Months Ended March 31, 1998 and 1999
                                   (unaudited)
                                 (In thousands)

                                                                   1998            1999
                                                               ------------   ------------

Net loss ....................................................  $     (9,744)  $     (2,956)
  Other comprehensive income (loss):
     Foreign currency translation adjustments ...............             2              6
     Unrealized losses on investment securities:
        Unrealized holding losses arising during the period .        (2,355)        (1,468)
        Reclassification adjustment for gains included in
          net loss ..........................................          (450)            --
                                                               ------------   ------------
            Total other comprehensive loss .................         (2,803)        (1,462)
                                                               ------------   ------------
Comprehensive loss .........................................   $    (12,547)  $     (4,418)
                                                               ============   ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                              EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1999
                                   (unaudited)
                                 (In thousands)

                                                                   1998           1999
                                                               ------------   ------------

Net cash used in operating activities (including changes
     in all operating assets and liabilities ...............   $     (8,664)  $     (5,989)
                                                               ------------   ------------

Cash flows from investing activities:
  Acquisition of property and equipment ....................         (4,145)          (972)
  Acquisition of property held for development .............           (442)          (165)
  Proceeds from sale of property and equipment .............          3,985          3,444
  Purchase of investment securities ........................             --            (12)
  Sale of investment securities ............................          5,530             --
  Construction advances - leased communities ...............          4,624          5,264
  Construction expenditures - leased communities ...........         (4,754)        (5,893)
  Advances to affiliates ...................................            (87)           (39)
  Acquisition of interest in affiliates ....................         (1,312)            --
                                                               ------------   ------------
          Net cash provided by investing activities ........          3,399          1,627
                                                               ------------   ------------

Cash flows from financing activities:
  Increase in restricted deposits ..........................           (449)          (269)
  Proceeds from short-term borrowings ......................          5,149             --
  Repayment of short-term borrowings .......................         (5,532)          (286)
  Debt issue and other financing costs .....................            538           (118)
  Proceeds from long-term borrowings .......................          4,894             --
  Repayment of long-term borrowings ........................         (1,004)          (338)
  Repurchase of common stock ...............................         (5,406)            --
                                                               ------------   ------------
          Net cash used in financing activities ............         (1,810)        (1,011)
                                                               ------------   ------------

          Effect of exchange rate changes on cash ..........              2              6

          Net decrease in cash and cash equivalents ........         (7,073)        (5,367)


Cash and cash equivalents at the beginning of the period ...         17,537         11,442
                                                               ------------   ------------

Cash and cash equivalents at the end of the period .........   $     10,464   $      6,075
                                                               ============   ============

Supplemental disclosure of cash flow information -- cash
     paid during the period for interest ...................   $      2,101   $      3,206
                                                               ============   ============

Noncash investing and financing activities:
  Transfer of property and equipment to property held for
     sale ..................................................   $     32,188   $         99
  Vehicle acquisitions through debt financing ..............             90             --
  Land acquisition through forgiveness of note receivable ..            218             --

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, comprehensive operations, and cash flows of Emeritus Corporation, (the "Company") as of March 31, 1999 and for the three months ended March 31, 1998 and 1999. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1998 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1998 Form 10-K filed March 31, 1999 by the Company under the Securities Act of 1934. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

Property Held For Sale

The Company currently has three communities being held for sale.

Loss Per Share

Loss per common share on a dilutive basis has been calculated without consideration of 3,918,822 and 4,251,788 common shares at March 31, 1998 and 1999, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

Sales of Communities

In March 1999, the Company completed the disposition of its leasehold interests in 15 communities, consisting of 14 currently operational communities previously leased by the Company from Meditrust Corporation, a health care REIT, ("Meditrust") as well as one development community to a related entity. Additionally, the Company will dispose of its leasehold interests in four development communities (together with the 15 communities above known as the "Emeritrust II communities") to the related entity, upon completion of their development. The combined purchase price for the Emeritrust II comunities will approximate $123 million. As of March 31, 1999, Emeritus has received net proceeds of $3.7 million. The Company will continue to operate the Emeritrust
II communities pursuant to a three year management contract and will receive management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. The management agreement provides the Company an option to purchase the 19 communities at a formula price. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent that the five development communities generate cash deficiencies in excess of individually specified amounts per community, ranging from $400,000 to $500,000. Previously deferred gains on this transaction collectively totaling approximately $5.7 million are still being deferred given the continuing financial involvement of the Company stipulated in the management agreement.

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

To date, the Company's revenues have primarily been derived from rents and service fees charged to its residents. With the consummation of Emeritrust II and with the previous repositioning of 25 communities which closed on December 31, 1998 ("Emeritrust I"), the Company expects to generate approximately $4.3 million in management fee income during 1999. For the three months ended March 31, 1998 and 1999, the Company generated total operating revenues of $34.8 million and $34.2 million, respectively, including $699,000 in management fees for the three months ended March 31, 1999. For the three months ended March 31, 1998 and 1999, the Company incurred losses of $8.4 million and $3.0 million (excluding a charge related to the cumulative effect of a change in accounting principle in 1998), respectively. Loss before cumulative effect of change in accounting principle decreased $3.0 million from $6.0 million for the three months ended December 31, 1998 to $3.0 million for the three months ended March 31, 1999.

During 1998 the Company adopted an operating strategy focused on: 1) increasing occupancy throughout the Company's portfolio, 2) reducing acquisition and development activities and 3) repositioning communities operating at a loss. Occupancy across the Company's total portfolio at March 31, 1999 increased by 5% to 77% compared to 72% at March 31, 1998. In addition, average first quarter occupancy increased by 6% to 77% for 1999 compared to 71% for 1998.
The Company has significantly reduced its acquisition and development activities, only acquiring two communities during 1998 compared to 10 during 1997. In addition, the Company opened two and four development communities during the three months ended March 31, 1998 and 1999, respectively. Slowing its acquisition and development activities has enabled the Company to utilize its resources more efficiently and increase its focus on community operations. The Company disposed of no communities during the three months ended March 31, 1998 and disposed of 15 communities during the three months ended March 31, 1999 in the Emeritrust II transaction. The Company retains a management interest in the repositioned facilities through three year management contracts.

For 1999, the Company will stay primarily focused on increasing occupancy throughout the Company's portfolio, consistent with 1998. In addition, the Company will also devote attention to 1) generating alternative sources of resident fee revenue and 2) containing operating costs to continue improving its margins.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

The following table sets forth a summary of the Company's property interests.

                                   As of December 31,       As of December 31,          As of March 31,
                                          1997                     1998                       1999
                                 ------------------------  ----------------------  ---------------------------
                                    Buildings   Units       Buildings   Units       Buildings   Units
                                 ------------------------  ----------------------  ---------------------------
Owned                                  19       2,099          15       1,492          15       1,492
Leased                                 76       6,124          52       3,937          38       2,816
Managed/Admin Services                  4         327          38       3,734          56       5,237
Joint Venture/Partnership               1         140           8         809           8         809
                                 ------------------------  ----------------------  ---------------------------
     Sub Total                        100       8,690         113       9,972         117      10,354

     Percentage Increase (2)           41%         47%         13%         15%          4%          4%

Pending Acquisitions                   --          --          --          --          --          --
Development Communities (1)            26       2,483          21       2,029          17       1,647
Minority Interest (Alert Care)         22       1,248          21       1,203          21       1,203
                                 ------------------------  ----------------------  ---------------------------
     Total                            148      12,421         155      13,204         155      13,204
                                 ------------------------  ----------------------  ---------------------------
     Percentage Increase (2)           20%         22%          5%          6%         --%         --%

(1) Of these 17 development communities, four are being developed by Emeritus but are expected to be sold upon completion and managed by Emeritus pursuant to management contracts with the purchaser, two are owned and being developed by Emeritus, three are being developed by Emeritus joint ventures with third parties, and the remainder are being developed by third parties but will be managed by Emeritus upon completion.

(2)   The percentage increase indicates the change from the preceding December
      31.

As of May 3, 1999, the Company held ownership, leasehold or management interests in 117 communities (the "Operating Communities") consisting of approximately 10,400 units with the capacity of approximately 12,000 residents, located in 29 states. The Company leases 38 of the Operating Communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), owns 15 communities, manages or provides administrative services for 56 communities and has a partnership interest or joint venture in 8 communities.
Additionally, the Company holds a minority interest of 31.3% in Alert Care, an Ontario, Canada-based owner and operator of 21 assisted-living communities consisting of approximately 1,200 units with a capacity of approximately 1,300 residents. Including its interest in Alert Care, the Company holds an interest in 138 communities consisting of approximately 11,600 units with a capacity of approximately 13,200 residents.

Of the 117 Operating Communities, five newly developed communities were opened during 1998 and four opened in the first quarter of 1999. As of May 3, 1999, the Company owned, had a leasehold interest in, management interest in or had acquired an option to purchase development sites for 17 new assisted-living communities (the "Development Communities"). Thirteen of these communities are scheduled to open during 1999 and the remaining are scheduled to begin operating in 2000.

Assuming completion of the Development Communities scheduled to open in 1999 and including the minority interest in Alert Care, by the end of 1999, the Company will own, lease, have an ownership interest in or manage 151 properties in 29 states, Canada and Japan, containing an aggregate of approximately 12,900 units with capacity of approximately 14,500 residents. There can be no assurance, however, that the Development Communities will be completed on schedule. Construction delays, the effects of government regulation or other factors beyond the Company's control could delay the opening of these communities.

The Company is exploring international development and acquisition possibilities in Canada and Japan. The Company's investment in Alert Care in Ontario, Canada represents a significant initial investment in the assisted-living industry in Canada. The Company has also entered into a joint venture with Sayno Electric Company, Ltd. of Osaka, Japan to provide assisted-living services in Japan. The Company's first assisted-living community in Japan is under construction and is anticipated to open by the end of 1999. The community will be among the first assisted living communities in Japan to offer private apartments on a month-to-month rental.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Results of Operations

The following table presents certain items of the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the underlying dollar amounts from period to period.

                                                                                             Period to Period
                                                                                                Percentage
                                                                                            Increase (Decrease)
                                                          Percentage of Revenues               Three Months
                                                            Three Months Ended                     Ended
                                                                 March 31,                       March 31,
                                                     ----------------------------------  --------------------------
                                                          1998              1999                 1998-1999
                                                     ---------------  -----------------  --------------------------

Revenues ..........................................          100.0%           100.0%                (1.8)%

Expenses:
     Community operations .........................           73.9             63.3                (15.8)
     General and administrative ...................            9.2             10.3                  9.7
     Depreciation and amortization ................            4.5              4.3                 (6.6)
     Rent .........................................           29.6             22.2                (26.4)
                                                     ---------------  -----------------
         Total operating expenses .................          117.2            100.1                (16.0)
                                                     ---------------  -----------------
         Loss from operations .....................          (17.2)            (0.1)               (99.4)
                                                     ---------------  -----------------
Other income (expense):
     Interest expense, net ........................           (8.0)            (9.4)                16.1
     Other, net ...................................            1.0              0.9                 (7.6)
                                                     ---------------  -----------------
         Net other expense ........................           (7.0)            (8.5)                19.3
                                                     ---------------  -----------------
         Loss before cumulative effect of change
            in accounting principle ...............          (24.2)            (8.6)               (64.9)
Cumulative effect of change in accounting
    principle .....................................            3.8              N/A               (100.0)
                                                     ---------------  -----------------

          Net loss ................................          (28.0)%           (8.6)%              (69.7)%
                                                     ===============  =================  ==========================

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Revenues: Total operating revenues for the three months ended March 31, 1999 decreased 1.8% or $623,000 from the comparable period in 1998. The change in revenue is a result of the repositioning of 28 communities subsequent to the first quarter of 1998 from leased/owned communities to managed. The repositioned communities generated $6.2 million in revenue during the first quarter 1998. This decrease in revenue is offset by: 1) generally increasing levels of occupancy throughout the Company's portfolio, including a 17% increase in average occupancy in the Company's owned/leased portfolio to 86% in the first quarter of 1999 compared to 69% for the first quarter of 1998; and 2) the increase in management fee revenue of $630,000 during the first quarter of
1999 compared to the first quarter of 1998 as the Company retains a management interest in the repositioned communities.

Community Operations: Community operating expenses for the three months ended March 31, 1999 decreased 15.8% or $4.1 million from the comparable period in 1998 to $21.7 million. The overall decrease in community operating expenses is a result of the community repositionings that occurred subsequent to the first quarter of 1998. These repositioned communities had incurred $6.6 million of community operating expenses during the first quarter of 1998. The decrease is offset by: 1) increased variable costs resulting from the significant occupancy gains; and 2) increased sales and marketing costs. Community operating margins (community revenues less community operating expenses) have increased to 35.3% for the three months ended March 31, 1999 compared to 26.0% for the three months ended March 31, 1998 due to the repositioning of lower margin communities to managed communities and to the effect of cost control measures.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

General and Administrative: As a percentage of total operating revenues general and administrative (G&A) expenses increased to 10.3% for the three months ended March 31, 1999 as compared to the 9.2% recorded in the quarter ended March 31, 1998. The increase in G&A costs as percentage of revenue is due, in part, to the shift from community revenue to management fees in the repositioning of the Emeritrust I communities. Overall, G&A costs increased approximately $310,000 primarily due to greater personnel costs to support the increasing number of communities.

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 1999 were $1.5 million, or 4.3% of total operating revenues, compared to $1.6 million, or 4.5% of total operating revenues for the comparable period in 1998. The decrease is principally the result of repositioning six owned communities to managed communities.

Rent: Rent expense for the three months ended March 31, 1999 was $7.6 million, representing a decrease of $2.7 million, or 26.4% from the comparable period in 1998. The decrease is primarily attributable to the repositioning of 22 leased communities to managed communities on December 31, 1998, accounting for $2.6 million in rent expense for the three months ended March 31, 1998. The Company leased an average of 52 communities for the three months ended March 31, 1999, compared to an average of 78 for the three months ended March 31, 1998. Rent as a percentage of revenue was 29.6% and 22.2% for the three months ended
March 31, 1998 and 1999, respectively.

Interest Expense, Net: Interest expense, net for the three months ended March 31, 1999 increased $447,000 from the comparable period in 1998. This increase is primarily related to the increase of average quarterly total debt from $157.4 million at March 31, 1998 to $164.1 million at March 31, 1999. In addition, the amount of interest cost capitalized as part of the Company's development activities declined in 1999 from 1998 levels.

Cumulative Effect of Change in Accounting Principle: During the three month period ended March 31, 1998, the Company incurred a cumulative effect of a change in accounting principle of $1.3 million relating to the early adoption of SOP 98-5, which requires that costs of start-up activities and organization costs be expensed as incurred. No such charge was incurred for the three months ended March 31, 1999.

Same Community Comparison

The Company operated 54 of its communities, excluding the Emeritrust I and Emeritrust II communities, ("Same Community") during both three months periods ended March 31, 1998 and 1999. The following table sets forth a comparison of Same Community results of operations for the three months ended March 31, 1998 and 1999.


                                                             Three months Ended March 31,
                                                                    (In thousands)

                                                                                 Dollar         Percentage
                                               1998              1999            Change           Change
                                         -----------------  --------------  ----------------  ----------------

Revenue .............................       $ 22,491           $25,462          $ 2,971              13%
Community operating expenses ........         15,423            16,260              837               5
                                         -----------------  --------------  ----------------  ----------------
   Community operating income .......          7,068             9,202            2,134              30
                                         -----------------  --------------  ----------------  ----------------
Depreciation and amortization .......          1,161             1,317              156              13
Rent ................................          5,598             5,344             (254)             (5)
                                         -----------------  --------------  ----------------  ----------------
     Operating income ...............            309             2,541            2,232             722
                                         -----------------  --------------  ----------------  ----------------
Interest expense, net ...............          1,764             1,950              186              11
Other income ........................            (60)               --               60            (100)
                                         -----------------  --------------  ----------------  ----------------
     Net income (loss) ..............       $ (1,395)          $   591          $ 1,986            (142)%
                                         =================  ==============  ================  ================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

The Same Communities represented $25.5 million or 75% of the Company's total revenue for the first quarter of 1999. Same Community revenues increased by $3.0 million or 13% for the quarter ended March 31, 1999 from the comparable period in 1998. The increase in revenue is attributable to increased occupancy and monthly rate increases due to an expanded range of services offered at the communities. During the quarter ended March 31, 1999, average occupancy increased by 8% to 87% compared to the quarter ended March 31, 1998 average occupancy of 79%. In addition, Same Community average revenue per unit increased from $2,071 per month for the quarter ended March 31, 1998 to $2,140 per month for the quarter ended March 31, 1999. During the three months ended March 31, 1999, the Company recorded net income of $591,000 compared to net loss of $1.4 million for the three months ended March 31, 1998.

Liquidity and Capital Resources

For the three months ended March 31, 1999, net cash used in operating activities was $6.0 million compared to $8.7 million for the comparable period in the prior year. The primary component of this operating use of cash was the net loss of $3.5 million and $10.3 million recorded in the three months ended March 31, 1999 and 1998, respectively.

Net cash provided by investing activities amounted to $1.6 million for the three months ended March 31, 1999, stemming primarily from proceeds from Emeritrust II of $3.7 million. This inflow of cash was offset in part by acquisitions of property and equipment of $972,000 as well as an excess of $600,000 of construction expenditures on leased communities over construction advances for the same three month period. Net cash provided by investing activities for the three months ended March 31, 1998 was $3.4 million, primarily from the sale of investment securities offset by an investment in an affiliate.

For the three months ended March 31, 1999, net cash used in financing activities was $1.0 million primarily the result of debt repayment. For the three months ended March 31, 1998, net cash used in financing activities was $1.8 million, primarily the result of the refinancing of existing assisted-living communities and the repurchase the Company's common stock.

The Company has been, and expects to continue to be, dependent on third-party financing for its cash needs in connection with operating losses as well as with its acquisition and development of communities. There can be no assurance that financing for these requirements will be available to the Company on acceptable terms. Moreover, to the extent the Company acquires communities that do not generate positive cash flow, the Company may have to seek additional capital or borrowings for working capital and liquidity purposes.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Plan

The Plan is comprised of three components including assessment of: a) the IT infrastructure (hardware and systems software other than application software);
b) application software; and c) third party suppliers/vendors. The Company commenced work on the Plan in the fourth quarter of 1998 by taking inventory of Year 2000 problems in the areas of IT infrastructure as well as application software. In addition, the Company has determined the priority of the items based on their materiality to the Company's operations. No material items have been noted to date. The Company intends to contact its third party suppliers/vendors during the second quarter of 1999 to determine the status of their Year 2000 compliance. For each component, the Company will address Year 2000 problems in six phases: 1) taking inventory of Year 2000 problems; 2) assigning priorities to identified items; 3) assessing materiality of items to the Company's operations; 4) replacing/repairing material non-compliant items;
5) testing material items; and 6) designing and implementing business continuation plans. Material items are those believed by the Company to have a risk that may affect revenue or may cause a discontinuation of operations. The Company estimates a completion date of June 30, 1999.

Costs

The project is not expected to be material to the Company's operations or financial position. The total cost is not expected to exceed $50,000 of which approximately $10,000 have been incurred to date.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in interest rates as a result of its short- and long-term borrowings. The Company manages this risk by obtaining fixed rate borrowings when possible. At March 31, 1999, the Company's variable rate borrowings totaled $97.3 million. If market interest rates average 2% more in 1999 than they did in 1998, the Company's interest expense would increase and income before taxes would decrease by $1.9 million. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding variable rate borrowings as of March 31, 1999 and does not consider changes in the actual level of borrowings which may occur subsequent to March 31, 1999. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

The Company is exposed to equity price risk on its short-term investments. These investments are generally in companies in the healthcare sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. The decrease in the fair value of the Company's short-term available-for-sale securities compared to the December 31, 1998 value reflects the decrease in the dollar value of the Company's securities, the majority of which represents unrealized market depreciation.

                            PART II OTHER INFORMATION

Items 1-5 are not applicable.

Item 6:  Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit
      Number      Description
      ------      -----------

      10.1  Emeritrust II Communities

        10.1.1 Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II - 14 Operating Facilities) dated March 26, 1999 between the registrant, Emeritus Properties I, Inc. ESC G.G. I, Inc., ESC I, L.P. and AL Investors II LLC.

        10.1.2 Management Agreement with Option to Purchase (AL II - 14 Operating Facilities) dated March 26, 1999 between the registrant, Emeritus Management I LP, Emeritus Properties I, Inc, ESC G.P. I, Inc., ESC I, L.P., Emeritus Management LLC and AL Investors II LLC.

        10.1.3 Guaranty of Management Agreement (AL II - 14 Operating Facilities) dated March 26, 1999 between the registrant and AL Investors II LLC.

        10.1.4 Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II - 5 Development Facilities) dated March 26, 1999 between the registrant, Emeritus Properties I, Inc. and AL Investors Development LLC.

        10.1.5 Management Agreement with Option to Purchase (AL II - 5 Development Facilities) dated March 26, 1999 between the registrant, Emeritus Properties I, Inc, Emeritus Management LLC and AL Investors Development LLC.

        10.1.6 Guaranty of Management Agreement and Shortfall Funding Agreement (AL II - 5 Development Facilities) dated March 26, 1999 between the registrant and AL Investors Development LLC.

        10.1.7 Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development Facilities) dated March 26, 1999 between Daniel R. Baty and AL II Holdings LLC, AL Investors II LLC and AL Investors Development LLC.

      27.1  Financial Data Schedule

      (a)   Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 7, 1999

                                                            EMERITUS CORPORATION
                                                                    (Registrant)


                                                             /s/: Kelly J. Price
                                                             -------------------
                                  Kelly J. Price, Vice President, Finance, Chief
                              Financial Officer and Principal Accounting Officer