Form 10-Q
period 1999-06-30
EMERITUS CORP\WA\
filed 1999-08-16
CIK 1001604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10-Q
-------------------------------------------------------------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     COMMISSION FILE NUMBER   1-14012

                              EMERITUS CORPORATION
            (Exact name of registrant as specified in its charter)

                       FOR THE QUARTER ENDED JUNE 30, 1999

     WASHINGTON                                                   91-1605464
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                              Identification No.)

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

                                 (X) Yes ( ) No


As of August 6, 1999, there were 10,489,450 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                              EMERITUS CORPORATION

                                      Index

                          Part I. Financial Information

                                                                           PAGE NO.
                                                                           --------
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of December 31, 1998 and
        June 30, 1999 (unaudited)...........................................   1

        Condensed Consolidated Statements of Operation for the Three Months
        and Six Months Ended June 30, 1998 and 1999 (unaudited).............   2

        Condensed Consolidated Statements of Comprehensive Operations for
        the Three Months and Six Months ended June 30, 1998 and 1999
        (unaudited).........................................................   3

        Condensed Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 1998 and 1999 (unaudited)............................   4

        Notes to Condensed Consolidated Financial Statements................   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   6

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  13


                           Part II. Other Information

Item 1. Legal Proceedings...................................................  14

Item 4. Submission of Matters to a Vote of Security Holders.................  14

Item 6. Exhibits............................................................  15

        Signatures..........................................................  16

Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

                              EMERITUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 1998 and June 30, 1999
                        (In thousands, except share data)

                                     ASSETS

                                                                     June 30,
                                                      December 31,     1999
                                                          1998      (unaudited)
                                                      ------------  -----------
Current Assets:
  Cash and cash equivalents .......................     $ 11,442     $  6,077
  Short-term investments ..........................        4,491        2,894
  Trade accounts receivable, net ..................        2,235        2,324
  Other receivables ...............................        5,944       10,452
  Prepaid expenses and other current assets .......        7,879        6,383
  Property held for sale ..........................        3,661        7,235
                                                        --------     --------
          Total current assets ....................       35,652       35,365
                                                        --------     --------
Property and equipment, net .......................      128,659      120,859
Property held for development .....................        1,855        2,001
Notes receivable from and investments in
  affiliates.......................................       10,247        8,602
Restricted deposits, less current portion .........        6,271        2,846
Other assets, net .................................       10,186        9,480
                                                        --------     --------
          Total assets ............................     $192,870     $179,153
                                                        ========     ========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Short-term borrowings ...........................     $  5,000     $  8,500
  Current portion of long-term debt ...............        7,591        7,150
  Margin loan on short-term investments ...........        2,324        1,647
  Trade accounts payable ..........................        7,115        3,945
  Accrued employee compensation and benefits ......        3,386        3,767
  Other current liabilities .......................       11,213        9,798
                                                        --------     --------
          Total current liabilities ...............       36,629       34,807
                                                        --------     --------
Deferred rent .....................................        4,352        1,326
Deferred gain on sale of communities ..............       19,483       18,946
Convertible debentures ............................       32,000       32,000
Long-term debt, less current portion ..............      119,674      119,665
Other long-term liabilities .......................          786          349
                                                        --------     --------
          Total liabilities .......................      212,924      207,093
                                                        --------     --------

Minority interests ................................          910          692
Redeemable preferred stock ........................       25,000       25,000

Shareholders' Deficit:
  Common stock, $.0001 par value. Authorized
    40,000,000 shares; issued and Outstanding
    10,484,050 and 10,489,450 shares at
    December 31, 1998 and June 30, 1999,
    respectively ..................................            1            1
  Additional paid-in capital ......................       38,995       39,035
  Accumulated other comprehensive loss ............       (4,420)      (6,048)
  Accumulated deficit .............................      (80,540)     (86,620)
                                                        --------     --------
          Total shareholders' deficit .............      (45,964)     (53,632)
                                                        --------     --------
          Total liabilities and shareholders'
             deficit ..............................     $192,870     $179,153
                                                        ========     ========

      See accompanying Notes to Condensed Consolidated Financial
        Statements and Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

                              EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended June 30, 1998 and 1999
                                   (unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                    ---------------------------   -------------------------
                                                         1998          1999          1998          1999
                                                       --------      --------      --------      --------
Revenues:
  Community revenue ..............................     $ 36,765      $ 27,191      $ 71,506      $ 60,671
  Management fees ................................          249         1,693           310         2,392
                                                       --------      --------      --------      --------
          Total operating revenues ...............       37,014        28,884        71,816        63,063
                                                       --------      --------      --------      --------

Expenses:
  Community operations ...........................       27,339        17,688        53,048        39,340
  General and administrative .....................        3,277         3,527         6,478         7,039
  Depreciation and amortization ..................        1,331         1,403         2,898         2,868
  Rent ...........................................       10,434         5,733        20,734        13,318
                                                       --------      --------      --------      --------
          Total operating expenses ...............       42,381        28,351        83,158        62,565
                                                       --------      --------      --------      --------
          Income (loss) from operations ..........       (5,367)          533       (11,342)          498
                                                       --------      --------      --------      --------

Other income (expense):
  Interest expense, net ..........................       (3,721)       (3,163)       (6,499)       (6,388)
  Other, net .....................................        1,888           622         2,216           926
                                                       --------      --------      --------      --------
          Net other expense ......................       (1,833)       (2,541)       (4,283)       (5,462)
                                                       --------      --------      --------      --------
Loss before extraordinary item and cumulative
   effect of change in accounting principle ......       (7,200)       (2,008)      (15,625)       (4,964)

Extraordinary item-loss on early extinguishment of
  debt ...........................................         (767)         --            (767)         --

Cumulative effect of change in accounting
  principle ......................................         --            --          (1,320)         --
                                                       --------      --------      --------      --------
          Net loss ...............................     $ (7,967)     $ (2,008)     $(17,712)     $ (4,964)
                                                       ========      ========      ========      ========

Preferred stock dividends ........................          561           561         1,116         1,116
                                                       --------      --------      --------      --------
          Net loss to common shareholders ........     $ (8,528)     $ (2,569)     $(18,828)     $ (6,080)
                                                       ========      ========      ========      ========

Loss per common share - basic and diluted:

Loss before extraordinary item and cumulative
   effect of change in accounting principle ......     $  (0.74)     $  (0.24)     $  (1.58)     $  (0.58)

Extraordinary item ...............................        (0.07)         --           (0.07)         --

Cumulative effect of change in accounting
   principle .....................................         --            --           (0.13)         --
                                                       --------      --------      --------      --------
Loss per common share ............................     $  (0.81)     $  (0.24)     $  (1.78)     $  (0.58)
                                                       ========      ========      ========      ========

Weighted average number of common shares
   outstanding - basic and diluted ...............       10,483        10,488        10,558        10,486
                                                       ========      ========      ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements
      and Management's Discussion and Analysis of Financial Condition and
                              Results of Operations.

                              EMERITUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
            Three Months and Six Months Ended June 30, 1998 and 1999
                                   (unaudited)
                                 (In thousands)


                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ---------------------------   -------------------------
                                                                1998          1999          1998          1999
                                                              --------      --------      --------      --------
Net loss ................................................     $ (7,967)     $ (2,008)     $(17,712)     $ (4,964)
  Other comprehensive loss:
     Foreign currency translation adjustments ...........           (8)           15            (6)           20
     Unrealized losses on investment securities:
        Unrealized holding losses arising during
           the period ...................................       (1,042)         (181)       (3,395)       (1,648)
        Reclassification adjustment for gains included in
           net loss .....................................           (9)         --            (459)         --
                                                              --------      --------      --------      --------
              Total other comprehensive loss ............       (1,059)         (166)       (3,860)       (1,628)
                                                              --------      --------      --------      --------
Comprehensive loss ......................................     $ (9,026)     $ (2,174)     $(21,572)     $ (6,592)
                                                              ========      ========      ========      ========




     See accompanying Notes to Condensed Consolidated Financial Statements
      and Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.

                              EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1999
                                   (unaudited)
                                 (In thousands)



                                                                                           1998          1999
                                                                                         --------      --------
Net cash used in operating activities (including changes in all operating assets and
     liabilities) ..................................................................     $(13,123)     $ (8,230)
                                                                                         --------      --------

Cash flows from investing activities:
  Acquisition of property and equipment ............................................       (9,013)       (1,655)
  Acquisition of property held for development .....................................       (1,674)         (146)
  Proceeds from sale of property and equipment .....................................       10,427         3,767
  Purchase of investment securities ................................................         (208)          (50)
  Sale of investment securities ....................................................        5,421          --
  Construction advances - leased communities .......................................        7,697        10,801
  Construction expenditures - leased communities ...................................       (5,832)      (11,643)
  Advances to affiliates ...........................................................       (2,244)         (254)
  Acquisition of interest in affiliates ............................................       (3,520)         --
                                                                                         --------      --------
          Net cash provided by investing activities ................................        1,054           820
                                                                                         --------      --------

Cash flows from financing activities:
  Increase in restricted deposits ..................................................         (450)         (269)
  Proceeds from short-term borrowings ..............................................        5,221         3,500
  Repayment of short-term borrowings, including margin loan ........................       (5,138)         (677)
  Debt issue and other financing costs .............................................       (2,135)          (79)
  Proceeds from long-term borrowings ...............................................       84,741          --
  Repayment of long-term borrowings ................................................      (60,634)         (450)
  Repurchase of common stock .......................................................       (5,406)         --
                                                                                         --------      --------
          Net cash provided by financing activities ................................       16,199         2,025
                                                                                         --------      --------

  Effect of exchange rate changes on cash ..........................................           (6)           20

          Net increase (decrease) in cash and cash equivalents .....................        4,124        (5,365)

Cash and cash equivalents at the beginning of the period ...........................       17,537        11,442
                                                                                         --------      --------

Cash and cash equivalents at the end of the period .................................     $ 21,661      $  6,077
                                                                                         ========      ========

Supplemental disclosure of cash flow information -- cash paid during the period
    for interest ...................................................................     $  6,489      $  6,195
                                                                                         ========      ========
Noncash investing and financing activities:

  Transfer of property and equipment to property held for sale .....................     $   --        $  6,012






     See accompanying Notes to Condensed Consolidated Financial Statements
      and Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, comprehensive operations, and cash flows of Emeritus Corporation, (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1998 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1998 Form 10-K filed March 31, 1999 by the Company under the Securities Act of 1934. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

PROPERTY HELD FOR SALE

The Company currently has four communities being held for sale.

MANAGEMENT FEES

Management fee revenues are derived from the management by the Company of 60 communities as of June 30, 1999 under management contracts which typically provide for management fees ranging from 5% to 7% of gross revenues. These agreements have terms ranging from two to five years, but may be renewed at the expiration of the term. The Company has options and rights of first refusal to acquire 40 and three of these managed communities, respectively.

LOSS PER SHARE

Loss per common share on a dilutive basis has been calculated without consideration of 3,869,322 and 4,254,122 common shares at June 30, 1998 and 1999, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

SALES OF COMMUNITIES

In March 1999, the Company completed the disposition of its leasehold interests in 17 communities, consisting of 16 currently operational communities previously leased by the Company from Meditrust Corporation, a health care REIT, ("Meditrust") as well as one development community to a related entity. Additionally, the Company will dispose of its leasehold interests in four development communities (together with the 17 communities above known as the "Emeritrust II communities") to the related entity, upon completion of their development. The combined purchase price for the Emeritrust II communities will approximate $123 million. As of March 31, 1999, Emeritus has received net proceeds of $3.7 million in conjunction with this transaction. The Company will continue to operate the Emeritrust II communities pursuant to a three year management contract and will receive management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. The management agreement provides the Company an option to purchase the 21 Emeritrust II communities at a formula price. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent that the five development communities generate cash deficiencies in excess of individually specified amounts per community, ranging from $400,000 to $500,000. Previously deferred gains on communities which are the subject of this transaction collectively totaling approximately $5.7 million are continuing to be deferred given the continuing financial involvement of the Company stipulated in the management agreement.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the largest and most experienced national providers of assisted living residential communities. Assisted living communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on personal care services.

Until 1999, our revenues were derived primarily from rents and service fees charged to residents of our communities. With the consummation of Emeritrust II and with the previous repositioning of 25 communities which closed on December 31, 1998, some of our revenues are shifting to management fees earned on operating assisted living communities, which should approximate $5.9 million during 1999. For the six months ended June 30, 1998 and 1999, we generated total operating revenues of $71.8 million and $63.0 million, respectively, including $2.4 million in management fees for the six months ended June 30, 1999. For the six months ended June 30, 1998 and 1999, we incurred losses of $15.6 million and $4.9 million (excluding preferred dividends, and a charge related to the cumulative effect of a change in accounting principle as well as an extraordinary item related to the extinguishment of debt in 1998), respectively. For the three months ended June 30, 1998 and 1999, we generated total operating revenues of $37.0 million and $28.9 million, respectively, including $1.7 million in management fees for the three months ended June 30, 1999. For the three months ended June 30, 1998 and 1999, we incurred losses of $7.2 million and $2.0 million (excluding preferred stock dividends and an extraordinary item related to the extinguishment of debt in 1998), respectively. Our loss before extraordinary item and cumulative effect of change in accounting principle decreased $948,000 from $3.0 million for the quarter ended March 31, 1999 to $2.0 million for the quarter ended June 30, 1999.

During 1998, we adopted an operating strategy focused on increasing occupancy throughout our communities, reducing acquisition and development and disposing of select communities that had been operating at a loss. Occupancy across our total portfolio at June 30, 1999 increased by 4.5 percentage points to 78.7% compared to 74.2% at June 30, 1998. In addition, average second quarter occupancy increased by 5.7 percentage points to 77.5% for 1999 compared to 71.8% for 1998. We have significantly reduced our acquisition and development activities, acquiring 35 and 7 communities in 1996 and 1997, respectively, and none in 1998 and the first six months of 1999. In addition, we opened 10, 20 and 11 development communities in 1996, 1997 and 1998, respectively, as well as six additional ones during the six months ended June 30, 1999. We believe that slowing our acquisition and development activities has enabled us to use our resources more efficiently and increase our focus on community operations. During the six months ended June 30, 1998, we disposed of three communities operating at a loss. During the six months ended June 30, 1999 we disposed of our leasehold interests in 18 communities, consisting of 16 operating communities and two development communities. We currently retain a management interest in these 18 facilities through three year management contracts as well options to purchase.

For the remaining part of 1999, we will stay primarily focused on increasing occupancy throughout our communities, consistent with 1998. In addition, we will be devoting attention to the generation of alternative sources of resident fee revenue as well the containment of operating costs to continue improving our margins.

Our losses to date result from a number of factors. These factors include, but are not limited to: the development of 50 and acquisition of 69 assisted living communities since inception that incurred operating losses during the initial 12 to 24 month rent-up phase; initially lower levels of occupancy at the Company's communities than originally anticipated; financing costs arising from sale/leaseback transactions and mortgage financing; refinancing transactions at proportionately higher levels of debt; and increased administrative and corporate expenses to facilitate the Company's growth.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


       The following table sets forth a summary of our community interests.

                                   As of December 31,      As of December 31,        As of June 30,
                                          1997                    1998                    1999
                                   ------------------      ------------------      ------------------
                                   Buildings    Units      Buildings    Units      Buildings    Units
                                   ------------------      ------------------      ------------------
Owned                                  19       2,099          15       1,492          15       1,492
Leased                                 76       6,124          52       3,937          40       3,185
Managed/Admin Services                  4         327          38       3,734          60       5,350
Joint Venture/Partnership               1         140           8         809           4         489
                                   ------------------      ------------------      ------------------
     Sub Total                        100       8,690         113       9,972         119      10,516

     Percentage Increase (2)           41%         47%         13%         15%          5%          5%

Development Communities (1)            26       2,483          21       2,029          15       1,502
Minority Interest (Alert Care)         22       1,248          21       1,203          21       1,203
                                   ------------------      ------------------      ------------------
     Total                            148      12,421         155      13,204         155      13,221
                                   ------------------      ------------------      ------------------
     Percentage Increase (2)           20%         22%          5%          6%         - %         - %

     (1) Of these 15 developments communities, we are developing three that we expect to sell upon completion and manage pursuant to management contracts with the purchaser, we are developed three in joint ventures with third parties, and the remaining nine are being developed by third parties but will be managed by us upon completion.

     (2) The percentage increase indicates the change from the preceding December 31.

At August 6, 1999, we held ownership, leasehold or management interests in 121 residential communities consisting of approximately 10,700 units with the capacity of approximately 12,300 residents, located in 29 states. Of the 121 residential communities, 20 and 11 are development communities that we opened during 1997 and 1998, respectively. Additionally, we opened six development communities in the six months ended June 30, 1999. We jointly own, have a leasehold interest in, management interest in or have acquired an option to purchase development sites for 13 new assisted living communities. Of these development communities, we are scheduled to open nine during the remainder of 1999 and the remaining four in 2000. As of August 6, 1999, we lease 41 of our residential communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), own 15 communities, manage or provide administrative services for 61 communities and have a partnership or joint venture interest in four communities. Additionally, we hold a minority interest of 31.3% in Alert Care, an Ontario, Canada-based owner and operator of 21 assisted living communities consisting of approximately 1,200 units with a capacity of approximately 1,300 residents. Assuming the completion of the 1999 development communities and including our interest in Alert Care, we will own, lease, have an ownership or partnership or joint interest in or manage 151 residential communities in 29 states, Canada and Japan, consisting of an aggregate of 12,900 units with a capacity of approximately 14,500 residents. We cannot guarantee, however, that the communities under development will be completed on schedule and will not be affected by construction delays, the effects of government regulations or other factors beyond our control.

We are exploring international development and acquisition possibilities in Canada and Japan. Our investment in Alert Care in Ontario, Canada represents a significant initial investment in the assisted living industry in Canada. We have also entered into a joint venture with Sanyo Electric Company, Ltd. of Osaka, Japan to provide assisted living services in Japan. Our first assisted living community in Japan is under construction and is anticipated to open by the end of 1999. This community will be among the first assisted living communities in Japan to offer private apartments on a month-to-month rental.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

The following table presents certain items of our consolidated statements of operations as a percentage of total revenues and the percentage change of the underlying dollar amounts from period to period.

                                                                                                  Period to Period
                                                                                            Percentage Increase (Decrease)
                                                           Percentage of Revenues              Three Months  Six Months
                                                 Three Months Ended       Six Months Ended         Ended       Ended
                                                       June 30,                June 30,           June 30,    June 30,
                                                 ------------------       -----------------    ------------------------
                                                   1998        1999        1998        1999      1998-1999   1998-1999
                                                  -----       -----       -----       -----      ---------   ---------

Total operating revenues ..................       100.0%      100.0%      100.0%      100.0%      (22.0)%     (12.2)%

Expenses:
     Community operations .................        73.9        61.2        73.9        62.4       (35.3)      (25.8)
     General and administrative ...........         8.8        12.2         9.0        11.2         7.6         8.7
     Depreciation and amortization ........         3.6         4.9         4.0         4.5         5.4        (1.0)
     Rent .................................        28.2        19.9        28.9        21.1       (45.1)      (35.8)
                                                  -----       -----       -----       -----      ------      ------
         Total operating expenses .........       114.5        98.2       115.8        99.2       (33.1)      (24.8)
                                                  -----       -----       -----       -----      ------      ------
         Income (loss) from operations ....       (14.5)        1.8       (15.8)        0.8      (109.9)     (104.4)
                                                  -----       -----       -----       -----      ------      ------

Other income (expense):
     Interest expense, net ................       (10.0)      (11.0)       (9.1)      (10.1)      (15.0)       (1.7)
     Other, net ...........................         5.1         2.2         3.1         1.4       (67.1)      (58.2)
                                                  -----       -----       -----       -----      ------      ------
         Net other expense ................        (4.9)       (8.8)       (6.0)       (8.7)       38.6        27.5

         Loss before extraordinary item
           and cumulative effect of change
           in accounting principle ........       (19.4)       (7.0)      (21.8)       (7.9)      (72.1)      (68.2)
Extraordinary item-loss on early
   extinguishment of debt .................        (2.1)         --        (1.1)         --      (100.0)     (100.0)
Cumulative effect of change in
   accounting principle ...................          --          --        (1.8)         --          --      (100.0)
                                                  -----       -----       -----       -----      ------      ------
          Net loss ........................       (21.5)%      (7.0)%     (24.7)%      (7.9)%     (74.8)%     (72.0)%
                                                  =====       =====       =====       =====      ======      ======

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

TOTAL OPERATING REVENUES: Total operating revenues for the six months ended June 30, 1999 decreased 12.2% or $8.8 million from the comparable period in 1998. At December 31, 1998 and at March 31, 1999, we transferred our interests in a total of 41 owned and leased communities to others but continued to manage them under three year management agreements with rights of first refusal or options to reacquire them in the future. As a result, we now receive management fees from these communities rather than the revenues arising from their operations. For the first six months of 1998, these communities were responsible for $23.5 million in revenue while generating $1.3 million in management fees for the same period in 1999. This decrease in revenue was partially offset, however, by generally increasing levels of occupancy throughout our consolidated communities. Average occupancy of the 59 communities we own and lease in the first six months of 1999 rose to 86% compared to 72% for the 96 owned and leased communities in the equivalent 1998 period, an increase of 14 percentage points.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

COMMUNITY OPERATIONS: Community operating expenses for the six months ended June 30, 1999 decreased 25.8% or $13.7 million from the comparable period in 1998 to $39.3 million. This reduction is primarily the result of the transfer of 41 of our previously leased and owned communities to management agreements, as discussed in "Total Operating Revenues" above. These communities were responsible for $18.4 million of community operating expenses as owned and leased communities in the first six months of 1998; because 25 and 16 were managed communities during the first six months and second quarter of 1999, respectively, we were no longer responsible for their operating expenses. This decrease was partially offset, however, by increased variable costs resulting from the significant occupancy gains in our communities in 1998 and by increased sales and marketing costs. Our community operating margin, which we compute as community revenues less community operating expenses, has increased to 35.2% for the six months ended June 30, 1999 compared to 25.8% for the six months ended June 30, 1998. This improvement is, in part, because the 41 communities that we transferred to management agreements generally experienced lower margins than our communities as a whole and, in part, because of cost control measures that we instituted in 1998 that affected our remaining owned and leased communities.

GENERAL AND ADMINISTRATIVE: As a percentage of total operating revenues, general and administrative (G&A) expenses increased to 11.2% for the six months ended June 30, 1999 as compared to 9.0% for the six months ended June 30, 1998. The increase of G&A costs as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above. Overall, G&A costs increased approximately $561,000 primarily due to greater personnel costs to support the increasing number of communities.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the six months ended June 30, 1999 were $2.9 million, or 4.5% of total operating revenues, compared to $2.9 million, or 4.0% of total operating revenues for the comparable period in 1998.

RENT: Rent expense for the six months ended June 30, 1999 was $13.3 million, representing a decrease of $7.4 million, or 35.8% from the comparable period in 1998. The decrease is primarily attributable to the transfer of 36 of our previously leased operating communities to management agreements as discussed above. These communities accounted for $8.1 million in rent expense for the six months ended June 30, 1998. We leased an average of 44 communities for the six months ended June 30, 1999, compared to an average of 77 for the six months ended June 30, 1998. Rent as a percentage of revenues was 28.9% and 21.1% for the six months ended June 30, 1998 and 1999, respectively.

INTEREST EXPENSE, NET: Net interest expense for the six months ended June 30, 1999 was $6.4 million, or 10.1% of total operating revenues, compared to $6.5 million, or 9.1% of total operating revenues for the comparable period in 1998. The change in percentage of revenue is primarily the result of our decrease in revenues from the transfer of 41 of our communities as discussed above.

OTHER, NET: Other, net, for the six months ended June 30, 1999 decreased $1.3 million from the comparable period in 1998. The decrease is primarily attributable to a gain on the sale of securities and a gain on the disposition of three of our communities during the six months ended June 30, 1998.

EXTRAORDINARY ITEM: We recognized an extraordinary loss of approximately $767,000 for the period ended June 30, 1998, resulting from the write-off of loan fees and other related costs in conjunction with the refinancing of 10 of our mortgage-financed communities.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: During the six month period ended June 30, 1998, we recorded a cumulative effect of a change in accounting principle of $1.3 million relating to the early adoption of SOP 98-5 which requires that costs of start-up activities and organization costs be expensed as incurred. We did not incur such a charge for the six months ended June 30, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

TOTAL OPERATING REVENUES: Total operating revenues for the three months ended June 30, 1999 decreased 22.0% or $8.1 million from the comparable period in 1998. At December 31, 1998 and at March 31, 1999, we transferred our interests in a total of 41 owned and leased communities to others but continued to manage them under three year management agreements with rights of first refusal or options to reacquire them in the future. As a result, we now receive management fees from these communities rather than the revenues arising from their operations. For the three months ended June 30, 1998, these communities were responsible for $12.1 million in revenue while generating $914,000 in management fees for the same period in 1999. This decrease in revenue was partially offset, however, by generally increasing levels of occupancy throughout our consolidated communities. Average occupancy of the 59 communities we own and lease in the three months ended June 30, 1999 rose to 86% compared to 72% for the 96 owned and leased communities in the equivalent 1998 period, an increase of 14 percentage points.

COMMUNITY OPERATIONS: Community operating expenses for the three months ended June 30, 1999 decreased 35.3% or $9.7 million from the comparable period in 1998 to $17.7 million. This reduction is the result of the transfer of 41 of our previously leased and owned communities to management agreements, as discussed in "Total Operating Revenues" above. These communities were responsible for $9.6 million of community operating expenses as owned and leased communities in the three months ended June 30, 1998; because they were managed communities during the second quarter of 1999, we were no longer responsible for their operating expenses. Our community operating margin, which we compute as community revenues less community operating expenses, has increased to 34.9% for the three months ended June 30, 1999 compared to 25.6% for the three months ended June 30, 1998. This improvement is, in part, because the 41 communities that we transferred to management agreements generally experienced lower margins than our communities as a whole and, in part, because of cost control measures that we instituted in 1998 that affected our remaining owned and leased communities.

GENERAL AND ADMINISTRATIVE: As a percentage of total operating revenues, general and administrative (G&A) expenses increased to 12.2% for the three months ended June 30, 1999 as compared to 8.8% recorded for the three months ended June 30, 1998. The increase of G&A costs as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above. Overall, G&A costs increased approximately $250,000 primarily due to greater personnel costs to support the increasing number of communities.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the three months ended June 30, 1999 were $1.4 million, or 4.9% of total operating revenues, compared to $1.3 million, or 3.6% of total operating revenues for the comparable period in 1998. The increase of depreciation and amortization as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above.

RENT: Rent expense for the three months ended June 30, 1999 was $5.7 million, representing a decrease of $4.7 million, or 45.1% from the comparable period in 1998. The decrease is primarily attributable to the transfer of 36 of our previously leased operating communities to management agreements as discussed above. These communities accounted for $3.9 million in rent expense for the three months ended June 30, 1998. We leased an average of 37 communities for the three months ended June 30, 1999, compared to an average of 78 for the three months ended June 30, 1998. Rent as a percentage of revenues was 28.2% and 19.9% for the three months ended June 30, 1998 and 1999, respectively.

INTEREST EXPENSE, NET: Net interest expense for the three months ended June 30, 1999 was $3.2 million, or 11.0% of total operating revenues, compared to $3.7 million, or 10.0% of total operating revenues for the comparable period in 1998. The change in percentage of revenue is primarily the result of our decrease in revenues from the transfer of 41 of our communities as discussed above.

OTHER, NET: Other, net, for the three months ended June 30, 1999 decreased $1.3 million from the comparable period in 1998. The decrease is primarily attributable to a gain on the sale of securities and a gain on the disposition of three of our communities realized during the three months ended June 30, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

EXTRAORDINARY ITEM: We recognized an extraordinary loss of approximately $767,000 for the period ended June 30, 1998, resulting from the write-off of loan fees and other related costs in conjunction with the refinancing of 10 of our mortgage-financed communities.

SAME COMMUNITY COMPARISON

We operated 53 of our communities during both three month periods ended June 30, 1998 and 1999. These communities do not include the 41 owned or leased communities that we transferred to managed communities during 1998 and the first quarter of 1999. The following table sets forth a comparison of these same communities' results of operations, excluding corporate overhead, for the three months ended June 30, 1998 and 1999.

                                               Three Months Ended June 30,
                                                     (In thousands)

                                                                  Dollar    Percentage
                                        1998         1999         Change      Change
                                     --------      --------      --------   ----------
Revenue ..........................   $ 21,344      $ 24,288      $  2,944       13.8 %
                                     --------      --------      --------     ------
Expenses:
   Community operating expense ...     14,010        15,276         1,266        9.0
   Depreciation and amortization..        855         1,014           159       18.6
   Rent ..........................      5,682         5,454          (228)      (4.0)
                                     --------      --------      --------     ------
     Total operating expenses ....     20,547        21,744         1,197        5.8
                                     --------      --------      --------     ------
     Income from operations ......        797         2,544         1,747      219.3
                                     --------      --------      --------     ------

Other income (expense):
   Interest expense, net .........     (2,007)       (1,947)           60        3.0
   Other income ..................        155            20          (135)     (87.4)
                                     --------      --------      --------     ------
      Net other expense ..........     (1,852)       (1,927)          (75)      (4.0)
                                     --------      --------      --------     ------
Net income (loss) ................   $ (1,055)     $    617      $  1,672     (158.4)%
                                     ========      ========      ========     ======

The same communities represented $24.3 million or 84% of our total operating revenue for the three months ended June 30, 1999. Same community revenues increased by $2.9 million or 13.8% for the three months ended June 30, 1999 from the comparable period in 1998. The increase in revenue is attributable primarily to monthly rate increases, as measured by revenue per occupied unit, due to an expanded range of services offered at the communities. Same community average revenue per unit increased from $1,869 per month for the three months ended June 30, 1998 to $2,092 per month for the three months ended June 30, 1999. During the three months ended June 30, 1999, average occupancy also experienced a slight increase to 86% compared to average occupancy of 84% the three months ended June 30, 1998. During the three months ended June 30, 1999, we recorded net income of $617,000 compared to a net loss of $1.1 million for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, net cash used in operating activities was $8.2 million compared to $13.1 million for the comparable period in the prior year. The primary component of this use of cash was the net loss of $5.0 million and $17.7 million recorded in the six months ended June 30, 1999 and 1998, respectively.

Net cash provided by investing activities amounted to $820,000 for the six months ended June 30, 1999, stemming primarily from proceeds from our March 31, 1999 transfer of 17 leased communities of $3.2 million as well as proceeds on the sale of our office park of $500,000. This inflow of cash was offset in part by acquisitions of property and equipment of $1.7 million as well as an excess of $800,000 of construction expenditures on leased communities over construction advances for the same six month period. Net cash provided by investing activities for the six months ended June 30, 1998 was $1.1 million, primarily resulting from the proceeds from the disposition of three communities offset by the acquisitions of property held for development and property and equipment.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

For the six months ended June 30, 1999, net cash provided by financing activities was $2.0 million which is primarily the result of proceeds from short-term borrowings. For the six months ended June 30, 1998, net cash provided by financing activities was $16.2 million, reflecting the refinancing of 10 existing assisted living communities for $73.2 million and the repayment of existing debt of $60.3 million.

At June 30, 1999, we had $5.0 million outstanding on our unsecured revolving account with our primary banking institution. This account, which bears interest at the prime rate and expires in November 1999, is guaranteed by our principal shareholder.

We have been, and expect to continue to be, dependent on third-party financing for our cash needs in connection with operating losses as well as with our acquisition and development of communities. There can be no assurance that financing for these requirements will be available to the Company on acceptable terms. Moreover, to the extent the Company acquires communities that do not generate positive cash flow, the Company may have to seek additional capital or borrowings for working capital and liquidity purposes.

IMPACT OF INFLATION

To date, we have not been significantly impacted by inflation. Inflation could, however, affect our future revenues and operating income due to our dependence on our senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

IMPACT OF YEAR 2000

GENERAL
We developed a plan to modify our information technology to address "Year 2000" problems. The concerns surrounding the Year 2000 are the result of computer programs being written using two digits rather than four to define the applicable year. Programs that employ time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system errors or failures.

PLAN
Our plan is comprised of three components including assessment of: a) the IT infrastructure (hardware and systems software other than application software); b) application software; and c) third party suppliers/vendors. We began our work on the Plan in the fourth quarter of 1998 by taking inventory of Year 2000 problems in the areas of IT infrastructure as well as application software. In addition, we prioritized the items based on their materiality to our operations. No material items have been noted to date. We started contacting our third party suppliers/vendors during the second quarter of 1999 to determine the status of their Year 2000 compliance. For each component, we will address Year 2000 problems in six phases: 1) taking inventory of Year 2000 problems; 2) assigning priorities to identified items; 3) assessing materiality of items to the Company's operations; 4) replacing/repairing material non-compliant items;
5) testing material items; and 6) designing and implementing business continuation plans. Material items are those we believe to have a risk that may affect revenue or may cause a discontinuation of operations. We estimate a completion date of September 30, 1999.

COSTS
We do not expect the project and its cost to be material to our operations or financial position. We do not expect our total internal remediation cost to exceed $50,000, of which we have spent approximately $20,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

RISKS
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Such failures could materially affect our results of operations, liquidity, and financial condition. We are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition due, in part, to uncertainty regarding compliance by third parties. We expect our plan to significantly reduce the Company's level of uncertainty regarding the Year 2000 problem, however, particularly compliance and readiness of our third-party suppliers/vendors. We believe that, with the completion of our plan as scheduled, the possibility of significant interruptions of normal operations will be reduced and, therefore, we have not deemed a contingency plan necessary to date.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are affected by changes in interest rates as a result of its short- and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At June 30, 1999, our variable rate borrowings totaled $97.3 million. If market interest rates average 2% more in 1999 than they did in 1998, our interest expense would increase and loss before taxes would increase by $1.9 million. These amounts are determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of June 30, 1999 and does not consider changes in the actual level of borrowings which may occur subsequent to June 30, 1999. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

We are also exposed to equity price risk on our investments, including a margin account having a loan balance of $1.6 million as of June 30, 1999. This margin account is secured by marketable securities we hold with a current market value of $2.9 million at June 30, 1999. These investments are generally in companies in the health care sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. The decrease in the fair value of our short-term available-for-sale securities compared to the December 31, 1998 value reflects the decrease in the dollar value of our securities holdings, the majority of which represents unrealized market depreciation.

                            PART II OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On April 24, 1998, we commenced a lawsuit against ARV Assisted Living Inc.
in Superior Court of the State of California for the County of Orange alleging that share purchases on January 16, 1998 by Prometheus Assisted Living LLC triggered the so-called flip-in feature of ARV's poison pill.
Prometheus is an investment vehicle controlled by Lazard Freres Real Estate Investors L.L.C. We brought the suit in April 1998 as a result of ARV's failure to issue freely tradeable rights under its poison pill to us and ARV's other shareholders, other than Prometheus.

On July 1, 1999, the Superior Court issued a decision upholding our claim that the investment vehicle controlled by Lazard triggered ARV's poison pill. The Court agreed with us that share purchases by Prometheus in January 1998 caused Prometheus to exceed the permitted ownership level under ARV's poison pill, thereby triggering our right to purchase additional shares in ARV at a 50% discount to the then-market price of ARV's stock. The Court ordered ARV to pay us $5.4 million in damages, plus our legal costs. The Court awarded us damages based upon the in-the-money value of the rights at the time they should have been issued to us and the other public shareholders of ARV.

Items 2 and 3 are not applicable.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 19, 1999. The following summarizes all matters voted on at the meeting:

     (a) To elect two directors into Class III of the Company's Board of Directors for a three year term.

                                                       Votes Cast
                                            -------------------------------
                      Nominee                  For     Against    Withheld
                      -------------------   --------- ---------- ----------
                      Daniel R. Baty        9,297,713     -        27,951
                      William E. Colson     9,297,416     -        28,248

     (b) To approve an amendment to the Company's 1995 Stock Incentive Compensation Plan to increase the number of shares available for issuance pursuant to the plan from 1,450,000 shares to 1,850,000.

                        FOR             AGAINST        ABSTAIN        NON-VOTES
                        ---             -------        -------        ---------
                     8,401,448          885,159        38,957         1,161,486

     (c) To ratify the appointment of KPMG LLP as the Company's independent public accountant's for the fiscal year 1999.

                        FOR             AGAINST        ABSTAIN        NON-VOTES
                        ---             -------        -------        ---------
                     9,297,802           15,617        12,245         1,161,386

Item 5 is not applicable.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                  Description
------                  -----------

27.1     FINANCIAL DATA SCHEDULE

(b)      Reports on Form 8-K.

  No reports on Form 8-K were filed during the six months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 6, 1999

                                                           EMERITUS CORPORATION
                                                                   (Registrant)


                            ---------------------------------------------------
                                 Kelly J. Price, Vice President, Finance, Chief
                             Financial Officer and Principal Accounting Officer