Form 10-Q
period 1999-09-30
EMERITUS CORP\WA\
filed 1999-11-15
CIK 1001604

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         COMMISSION FILE NUMBER 1-14012

                              EMERITUS CORPORATION
             (Exact name of registrant as specified in its charter)

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                            ( X ) Yes       (   ) No


As of November 8, 1999, there were 10,412,250 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                                 EMERITUS CORPORATION

                                                        Index

                                            Part I. Financial Information


Item 1.          Financial Statements:                                                              Page No.
                                                                                                    --------
                 Condensed Consolidated Balance Sheets as of December 31, 1998 and September  30,
                 1999 (unaudited)..................................................................      1

                 Condensed Consolidated Statements of Operations for the Three Months and Nine
                 Months Ended September 30, 1998 and 1999 (unaudited)..............................      2

                 Condensed Consolidated Statements of Comprehensive Operations for the Three
                 Months and Nine Months ended September 30, 1998 and 1999 (unaudited)..............      3

                 Condensed Consolidated Statements of Cash Flows for the Nine Months ended
                 September 30, 1998 and 1999 (unaudited)...........................................      4

                 Notes to Condensed Consolidated Financial Statements..............................      5

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations........................................................................      6

Item 3.          Quantitative and Qualitative Disclosures About Market Risk........................     14

                                              Part II. Other Information


Item 1.          Legal Proceedings.................................................................     14

Item 6.          Exhibits..........................................................................     15

                 Signatures........................................................................     16

Note:            Items 2-5 of Part II are omitted because they are not applicable

                              EMERITUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1998 and September 30, 1999
                        (In thousands, except share data)

                                     ASSETS

                                                                                             September 30,
                                                                               December 31,      1999
                                                                                  1998       (unaudited)
                                                                              ------------   ------------
Current Assets:
  Cash and cash equivalents ................................................. $     11,442   $     11,073
  Short-term investments ....................................................        4,491          1,913
  Trade accounts receivable, net ............................................        2,235          1,756
  Other receivables .........................................................        5,944         10,116
  Prepaid expenses and other current assets .................................        7,879          6,467
  Property held for sale ....................................................        3,661          7,179
                                                                              ------------   ------------
          Total current assets ..............................................       35,652         38,504
                                                                              ------------   ------------
Property and equipment, net .................................................      128,659        129,158
Property held for development ...............................................        1,855          2,301
Notes receivable from and investments in affiliates .........................       10,247          9,672
Restricted deposits, less current portion ...................................        6,271          2,729
Other assets, net ...........................................................       10,186          9,300
                                                                              ------------   ------------
          Total assets ...................................................... $    192,870   $    191,664
                                                                              ------------   ------------
                                                                              ------------   ------------
                                        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Short-term borrowings ..................................................... $      5,000   $     13,945
  Current portion of long-term debt .........................................        7,591          7,194
  Margin loan on short-term investments .....................................        2,324          1,356
  Trade accounts payable ....................................................        7,115          5,123
  Accrued employee compensation and benefits ................................        3,386          2,484
  Other current liabilities .................................................       11,213         11,030
                                                                              ------------   ------------
          Total current liabilities .........................................       36,629         41,132
                                                                              ------------   ------------
Deferred rent ...............................................................        4,352          1,063
Deferred gain on sale of communities ........................................       19,483         18,904
Convertible debentures ......................................................       32,000         32,000
Long-term debt, less current portion ........................................      119,674        129,525
Other long-term liabilities .................................................          786            322
                                                                              ------------   ------------
          Total liabilities .................................................      212,924        222,946
                                                                              ------------   ------------

Minority interests ..........................................................          910            637
Redeemable preferred stock ..................................................       25,000         25,000
Shareholders' Deficit:
 Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,484,050 and 10,469,250 shares at December 31, 1998 and
    September 30, 1999, respectively ........................................            1              1
Additional paid-in capital ..................................................       38,995         38,899
Accumulated other comprehensive loss ........................................       (4,420)        (7,029)
Accumulated deficit .........................................................      (80,540)       (88,790)
                                                                              ------------   ------------
          Total shareholders' deficit .......................................      (45,964)       (56,919)
                                                                              ------------   ------------
          Total liabilities and shareholders' deficit ....................... $    192,870   $    191,664
                                                                              ------------   ------------
                                                                              ------------   ------------

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                            EMERITUS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months and Nine Months Ended September 30, 1998 and 1999
                                (unaudited)
                   (In thousands, except per share data)

                                                   Three months ended September 30,   Nine months ended September 30,
                                                   --------------------------------   --------------------------------
                                                        1998              1999             1998             1999
                                                   --------------   ---------------   --------------   ---------------
Revenues:
  Community revenues ............................. $       38,124   $        28,022   $      108,150   $        87,775
  Other service fees .............................            621               329            2,101             1,246
  Management fees ................................            236             1,503              546             3,895
                                                   --------------   ---------------   --------------   ---------------
          Total operating revenues ...............         38,981            29,854          110,797            92,916
                                                   --------------   ---------------   --------------   ---------------

Expenses:
  Community operations ...........................         28,475            19,101           81,523            58,441
  General and administrative .....................          3,408             3,760            9,886            10,799
  Depreciation and amortization ..................          1,437             1,520            4,335             4,388
  Rent ...........................................         10,560             5,942           31,294            19,260
                                                   --------------   ---------------   --------------   ---------------
          Total operating expenses ...............         43,880            30,323          127,038            92,888
                                                   --------------   ---------------   --------------   ---------------
          Income (loss) from operations ..........         (4,899)             (469)         (16,241)               28
                                                   --------------   ---------------   --------------   ---------------

Other income (expense):
  Interest expense, net ..........................         (3,171)           (3,255)          (9,670)           (9,643)
  Other, net .....................................            939             2,457            3,155             3,381
                                                   --------------   ---------------   --------------   ---------------
          Net other expense ......................         (2,232)             (798)          (6,515)           (6,262)
                                                   --------------   ---------------   --------------   ---------------
Loss before extraordinary item and cumulative
   effect of change in accounting principle ......         (7,131)           (1,267)         (22,756)           (6,234)

Extraordinary item-loss on early extinguishment of
  debt ...........................................              -              (333)            (767)             (333)

Cumulative effect of change in accounting
  principle ......................................              -                -            (1,320)                -
                                                   --------------   ---------------   --------------   ---------------
          Net loss ............................... $       (7,131)  $        (1,600)  $      (24,843)  $        (6,567)
                                                   --------------   ---------------   --------------   ---------------
                                                   --------------   ---------------   --------------   ---------------

Preferred stock dividends ........................           (567)             (567)          (1,683)           (1,683)
                                                   --------------   ---------------   --------------   ---------------
          Net loss to common shareholders ........ $       (7,698)  $        (2,167)  $      (26,526)  $        (8,250)
                                                   --------------   ---------------   --------------   ---------------
                                                   --------------   ---------------   --------------   ---------------

Loss per common share - basic and diluted:

Loss before extraordinary item and cumulative
   effect of change in accounting principle ...... $        (0.73)  $         (0.17)  $        (2.32)  $         (0.75)

Extraordinary item ...............................              -             (0.03)           (0.07)            (0.03)

Cumulative effect of change in accounting
   principle .....................................              -                -             (0.13)                -
                                                   --------------   ---------------   --------------   ---------------
Loss per common share ............................ $        (0.73)  $         (0.20)  $        (2.52)  $         (0.78)
                                                   --------------   ---------------   --------------   ---------------
                                                   --------------   ---------------   --------------   ---------------
Weighted average number of common shares
   outstanding - basic and diluted ...............         10,484            10,488           10,533            10,487
                                                   --------------   ---------------   --------------   ---------------
                                                   --------------   ---------------   --------------   ---------------

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                              EMERITUS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
              Three Months and Nine Months Ended September 30, 1998 and 1999
                                  (unaudited)
                                 (In thousands)

                                                           Three months ended September 30,   Nine months ended September 30,
                                                           --------------------------------   --------------------------------
                                                                1998             1999              1998              1999
                                                           --------------   ---------------   --------------   ---------------
Net loss ................................................  $       (7,131)  $       (1,600)   $    (24,843)     $     (6,567)
  Other comprehensive loss:
     Foreign currency translation adjustments ...........              (8)               -             (14)               19
     Unrealized losses on investment securities:
        Unrealized holding losses arising during
           the period ...................................          (3,827)            (980)         (7,222)           (2,628)
        Reclassification adjustment for gains included in
           net loss .....................................               -                -            (459)                -
                                                           --------------   ---------------   --------------   ---------------
              Total other comprehensive loss ............          (3,835)            (980)         (7,695)           (2,609)
                                                           --------------   ---------------   --------------   ---------------
Comprehensive loss ......................................  $      (10,966)  $       (2,580)   $    (32,538)     $     (9,176)
                                                           --------------   ---------------   --------------   ---------------
                                                           --------------   ---------------   --------------   ---------------

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                              EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1999
                                   (unaudited)
                                 (In thousands)

                                                                              1998        1999
                                                                           ---------    ---------
Net cash used in operating activities (including changes in all operating
  assets and liabilities)  ..............................................  $ (22,309)   $ (8,091)
                                                                           ---------    ---------
Cash flows from investing activities:
  Acquisition of property and equipment .................................    (11,519)    (11,360)
  Acquisition of property held for development ..........................     (1,645)       (447)
  Proceeds from sale of property and equipment ..........................     10,427       3,767
  Purchase of investment securities .....................................       (558)        (50)
  Sale of investment securities .........................................      5,421           -
  Construction advances - leased communities ............................     18,403      17,295
  Construction expenditures - leased communities ........................    (16,631)    (17,792)
  Advances to affiliates ................................................     (2,244)       (266)
  Acquisition of interest in affiliates .................................     (6,481)          -
  Proceeds from sale of interest in affiliate ...........................      4,092           -
                                                                           ---------    ---------
          Net cash used in investing activities .........................       (735)     (8,853)
                                                                           ---------    ---------

Cash flows from financing activities:
  Increase in restricted deposits .......................................       (747)       (152)
  Proceeds from short-term borrowings ...................................      5,291       8,945
  Repayment of short-term borrowings, including margin loan .............     (6,459)       (968)
  Debt issue and other financing costs ..................................     (2,243)       (627)
  Proceeds from long-term borrowings ....................................     91,232      25,915
  Repayment of long-term borrowings .....................................    (66,609)    (16,461)
  Repurchase of common stock ............................................     (5,406)       (136)
  Other .................................................................         12          40
                                                                           ---------    ---------
          Net cash provided by financing activities .....................     15,071      16,556
                                                                           ---------    ---------

  Effect of exchange rate changes on cash ...............................        (14)         19

          Net decrease in cash and cash equivalents .....................     (7,987)       (369)

Cash and cash equivalents at the beginning of the period ................     17,537      11,442
                                                                           ---------    ---------
Cash and cash equivalents at the end of the period ......................  $   9,550    $ 11,073
                                                                           ---------    ---------
                                                                           ---------    ---------
Supplemental disclosure of cash flow information -- cash paid during the
period for interest......................................................  $  10,202    $  9,863
                                                                           ---------    ---------
                                                                           ---------    ---------

Noncash investing and financing activities:
  Transfer of property and equipment to property held for sale ..........  $       -    $  5,955

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments, which are necessary to state fairly the consolidated financial position, results of operations, comprehensive operations, and cash flows of Emeritus Corporation, (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999. The Company presumes that users of the interim financial information herein have read or have access to the Company's 1998 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1998 Form 10-K filed March 31, 1999 by the Company under the Securities Act of 1934. Accordingly, footnotes and other disclosures, which would substantially duplicate the disclosures in Form 10-K have been omitted. The financial information herein is not necessarily representative of a full year's operations.

PROPERTY HELD FOR SALE

The Company currently has four communities being held for sale.

MANAGEMENT FEES

Management fee revenues are derived from the management by the Company of 65 communities as of September 30, 1999 under management contracts, which typically provide for management fees ranging from 5% to 7% of gross revenues. These agreements have terms ranging from two to five years, but may be renewed at the expiration of the term. The Company has options and rights of first refusal to acquire 43 and three of these managed communities, respectively.

LOSS PER SHARE

Loss per common share on a dilutive basis has been calculated without consideration of 4,246,138 and 4,230,772 common shares at September 30, 1998 and 1999, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

SALES OF COMMUNITIES

In March 1999, the Company completed the disposition of its leasehold interests in 17 communities, consisting of 16 currently operational communities previously leased by the Company from Meditrust Corporation, a health care REIT, ("Meditrust") as well as one development community to a related entity. Additionally, the Company disposed of its leasehold interests in four development communities (together with the 17 communities above known as the "Emeritrust II communities") to the related entity, upon completion of their development during the third quarter 1999. The combined purchase price for the Emeritrust II communities approximated $123 million. As of September 30, 1999, Emeritus has received net proceeds of approximately $4.5 million in conjunction with this transaction. The Company will continue to operate the Emeritrust II communities pursuant to a three year management contract and will receive management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. The management agreement provides the Company an option to purchase the 21 Emeritrust II communities at a formula price. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent that the five development communities generate cash deficiencies in excess of individually specified amounts per community, ranging from $400,000 to $500,000. Previously deferred gains on communities which are the subject of this transaction collectively totaling approximately $5.7 million are continuing to be deferred given the continuing financial involvement of the Company stipulated in the management agreement.

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

Until 1999, our revenues were derived primarily from rents and service fees charged to residents of our communities. With the consummation of Emeritrust II and with the previous transfer of 25 leased communities to management agreements, which closed on December 31, 1998, some of our revenues are shifting to management fees earned on operating assisted living communities, which should approximate $5.9 million during 1999. For the nine months ended September 30, 1998 and 1999, we generated total operating revenues of $110.8 million and $92.9 million, respectively, including $3.9 million in management fees for the nine months ended September 30, 1999. For the nine months ended September 30, 1998 and 1999, we incurred losses of $22.8 million and $6.2 million (excluding preferred dividends, and a charge related to the cumulative effect of a change in accounting principle in 1998, as well as an extraordinary item related to the early extinguishment of debt in both 1998 and 1999), respectively. For the three months ended September 30, 1998 and 1999, we generated total operating revenues of $38.9 million and $29.9 million, respectively, including $1.5 million in management fees for the three months ended September 30, 1999. For the three months ended September 30, 1998 and 1999, we incurred losses of $7.1 million and $1.3 million (excluding preferred stock dividends and an extraordinary item related to the early extinguishment of debt in 1999), respectively. Our loss before extraordinary item, cumulative effect of change in accounting principle and preferred stock dividends decreased $700,000 from $2.0 million for the quarter ended June 30, 1999 to $1.3 million for the quarter ended September
30, 1999.

During 1998, we adopted an operating strategy focused on increasing occupancy throughout our communities, reducing acquisition and development activities and disposing of select communities that had been operating at a loss. Occupancy across our total portfolio at September 30, 1999 increased by 1.4 percentage points to 80.2% compared to 78.8% at September 30, 1998. In addition, average third quarter occupancy increased by 3.4 percentage points to 79.5% for 1999 compared to 76.1% for 1998. We have significantly reduced our acquisition activities as well as leveling off our development activities, acquiring 35 and seven communities in 1996 and 1997, respectively, none in 1998 and one during the third quarter 1999, which had previously been leased by us. In addition, we opened 10, 20 and 11 development communities in 1996, 1997 and 1998, respectively, as well 12 additional ones during the nine months ended September 30, 1999. We believe that slowing our acquisition and development activities has enabled us to use our resources more efficiently and increase our focus on community operations. During the nine months ended September 30, 1998, we disposed of three communities operating at a loss. During the nine months ended September 30, 1999 we disposed of our leasehold interests in 21 communities, consisting of 16 operating communities and five development communities. We currently retain a management interest in these facilities through three year management contracts as well options to purchase.

For the remaining part of 1999, we will stay primarily focused on increasing occupancy throughout our communities, consistent with 1998. In addition, we will be devoting attention to the generation of alternative sources of resident fee revenue as well the containment of operating costs to continue improving our margins.

Our losses to date result from a number of factors. These factors include, but are not limited to: the development of 56 and acquisition of 69 assisted living communities since inception that incurred operating losses during the initial 12 to 24 month rent-up phase; initially lower levels of occupancy at the Company's communities than originally anticipated; financing costs arising from sale/leaseback transactions and mortgage financing; refinancing transactions at proportionately higher levels of debt; and increased administrative and corporate expenses to facilitate the Company's growth.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


      The following table sets forth a summary of our community interests.

                                                As of December 31,  As of December 31,  As of September 30,
                                                      1997                  1998               1999
                                                ------------------  ------------------  ------------------
                                                 Buildings  Units    Buildings  Units    Buildings  Units
                                                ------------------  ------------------  ------------------
Owned                                                19     2,099        15     1,492        16     1,572
Leased                                               76     6,124        52     3,937        37     2,954
Managed/Admin Services                                4       327        38     3,734        65     5,823
Joint Venture/Partnership                             1       140         8       809         7       729
                                                ------------------  ------------------  ------------------
   Sub Total                                        100     8,690       113     9,972       125    11,078

   Percentage Increase (2)                           41%       47%       13%       15%       11%       11%

Development Communities (1)                          26     2,483        21     2,029         9       940
Minority Interest (Alert Care)                       22     1,248        21     1,203        21     1,203
                                                ------------------  ------------------  ------------------
  Total                                             148    12,421       155    13,204       155    13,221
                                                ------------------  ------------------  ------------------
  Percentage Increase (2)                            20%       22%        5%        6%      - %       - %

  (1) Of these nine developments communities, we are developing three in joint ventures with third parties, and the remaining six are being developed by third parties but will be managed by us upon completion.

  (2)    The percentage increase indicates the change from the preceding
         December 31.

At November 8, 1999, we held ownership, leasehold or management interests in 125 residential communities consisting of approximately 11,100 units with the capacity of approximately 12,700 residents, located in 29 states. Of the 125 residential communities, 20 and 11 are development communities that we opened during 1997 and 1998, respectively. Additionally, we opened 12 development communities in the nine months ended September 30, 1999. We jointly own, have a management interest in or have acquired an option to purchase development sites for nine new assisted living communities. Of these development communities, we are scheduled to open five during the remainder of 1999 and the remaining four in 2000. As of November 8, 1999, we lease 37 of our residential communities, typically from a financial institution such as a Real Estate Investment Trust ("REIT"), own 16 communities, manage or provide administrative services for 65 communities and have a partnership or joint venture interest in seven communities. Assuming the completion of the current development communities, we will own, lease, have an ownership or partnership or joint interest in or manage 134 residential communities in 29 states and Japan, consisting of an aggregate of 12,000 units with a capacity of approximately 13,700 residents. We cannot guarantee, however, that the communities under development will be completed on schedule and will not be affected by construction delays, the effects of government regulations or other factors beyond our control.

Additionally, we hold a minority interest of 31.3% in Alert Care, an Ontario, Canada-based owner and operator of 21 assisted living communities consisting of approximately 1,200 units with a capacity of approximately 1,300 residents. We have agreed to sell our interest in Alert and expect this transaction to generate gross proceeds of approximately $11.9 million (Cdn.) or $8.0 million
(US) in the fourth quarter.

We are exploring international development and acquisition possibilities in Japan. To that end, we have entered into a joint venture with Sanyo Electric Company, Ltd. of Osaka, Japan to provide assisted living services in Japan. Our first assisted living community in Japan is under construction and is anticipated to open by the end of 1999. This community will be among the first assisted living communities in Japan to offer private apartments on a month-to-month rental.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

The following table presents certain items of our consolidated statements of operations as a percentage of total revenues and the percentage change of the underlying dollar amounts from period to period.

                                                                                                         Period to Period
                                                                                                  Percentage Increase (Decrease)
                                                         Percentage of Revenues                   Three Months       Nine  Months
                                             Three Months Ended            Nine Months Ended          Ended            Ended
                                                September 30,                September 30,         September 30,    September 30,
                                            ---------------------         ---------------------   ---------------  --------------
                                             1998           1999           1998           1999         1998-1999     1998-1999
                                            -------        -------        -------        -------      ----------    ----------
Total operating revenues ...........         100.0%         100.0%         100.0%         100.0%         (23.4)%        (16.1)%

Expenses:
     Community operations ..........          73.0           64.0           73.6           62.9          (32.9)         (28.3)
     General and administrative ....           8.7           12.6            8.9           11.6           10.3            9.2
     Depreciation and amortization             3.7            5.1            3.9            4.7            5.8            1.2
     Rent ..........................          27.1           19.9           28.2           20.7          (43.7)         (38.5)
                                            -------        -------        -------        -------      ----------    ----------
         Total operating expenses...         112.5          101.6          114.6           99.9          (30.9)         (26.9)
                                            -------        -------        -------        -------      ----------    ----------
         Income (loss) from
         operations ................         (12.5)          (1.6)         (14.6)           0.1          (90.4)        (100.2)
                                            -------        -------        -------        -------      ----------    ----------
Other income (expense):
     Interest expense, net .........          (8.1)         (10.9)          (8.7)         (10.4)           2.6           (0.3)
     Other, net ....................           2.4            8.2            2.8            3.6          161.7            7.2
                                            -------        -------        -------        -------      ----------    ----------
         Net other expense .........          (5.7)          (2.7)          (5.9)          (6.8)         (64.2)          (3.9)

         Loss before extraordinary
          item and cumulative effect
          of change in accounting
          principle.................         (18.2)          (4.3)         (20.5)          (6.7)         (82.2)         (72.6)

Extraordinary item-loss on early
   extinguishment of debt ..........             -           (1.1)          (0.7)          (0.4)         100.0          (56.6)
Cumulative effect of change in
   accounting principle ............             -              -           (1.2)             -              -         (100.0)
                                            -------        -------        -------        -------      ----------    ----------
          Net loss .................         (18.2)%         (5.4)%        (22.4)%         (7.1)%        (77.6)%        (73.6)%
                                            -------        -------        -------        -------      ----------    ----------
                                            -------        -------        -------        -------      ----------    ----------

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

TOTAL OPERATING REVENUES: Total operating revenues for the nine months ended September 30, 1999 decreased 16.1% or $17.9 million from the comparable period in 1998. At December 31, 1998 and at March 31, 1999, we transferred our interests in a total of 41 owned and leased communities to others but continued to manage them under three year management agreements with rights of first refusal or options to acquire them in the future. As a result, we now receive management fees from these communities rather than the revenues arising from their operations. For the first nine months of 1998, these communities were responsible for $36.9 million in revenue while generating $2.3 million in management fees for the same period in 1999. This decrease in revenue was partially offset, however, by generally increasing levels of occupancy throughout our consolidated communities. Average occupancy of the 59 communities we own and lease in the first nine months of 1999 rose to 86.7% compared to 74.3% for the 96 owned and leased communities in the equivalent 1998 period, an increase of 12.4 percentage points.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


COMMUNITY OPERATIONS: Community operating expenses for the nine months ended September 30, 1999 decreased 28.3% or $23.1 million from the comparable period in 1998 to $58.4 million. This reduction is primarily the result of the transfer of 41 of our previously leased and owned communities to management agreements, as discussed in "Total operating revenues" above. These communities were responsible for $29.0 million of community operating expenses as owned and leased communities in the first nine months of 1998; because 25 and 16 were managed communities during the first nine months of 1999 and the six months ended September 30, 1999, respectively, we were no longer responsible for their operating expenses. This decrease was partially offset, however, by increased variable costs resulting from the significant occupancy gains in our communities and by increased sales and marketing costs. Our community operating margin, which we compute as community revenues less community operating expenses, has increased to 33.4% for the nine months ended September 30, 1999 compared to 24.6% for the nine months ended September 30, 1998. This improvement is, in part, because the 41 communities that we transferred to management agreements generally experienced lower margins than our communities as a whole and, in part, because of cost control measures that we instituted in 1998 that affected our remaining owned and leased communities.

GENERAL AND ADMINISTRATIVE: As a percentage of total operating revenues, general and administrative (G&A) expenses increased to 11.6% for the nine months ended September 30, 1999 as compared to 8.9% for the nine months ended September 30, 1998. The increase of G&A costs as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above. Overall, G&A costs increased approximately $913,000 primarily due to greater personnel and related costs to support the increasing number of communities.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the nine months ended September 30, 1999 were $4.4 million, or 4.7% of total operating revenues, compared to $4.3 million, or 3.9% of total operating revenues for the comparable period in 1998.

RENT: Rent expense for the nine months ended September 30, 1999 was $19.3 million, representing a decrease of $12.0 million, or 38.5% from the comparable period in 1998. The decrease is primarily attributable to the transfer of 36 of our previously leased operating communities to management agreements as discussed above. These communities accounted for $12.1 million in rent expense for the nine months ended September 30, 1998. We leased an average of 40 communities for the nine months ended September 30, 1999, compared to an average of 76 for the nine months ended September 30, 1998. Rent as a percentage of revenues was 28.2% and 20.7% for the nine months ended September 30, 1998 and 1999, respectively.

INTEREST EXPENSE, NET: Net interest expense for the nine months ended September 30, 1999 was $9.6 million, or 10.4% of total operating revenues, compared to $9.7 million, or 8.7% of total operating revenues for the comparable period in 1998. The change in percentage of revenue is primarily the result of our decrease in revenues from the transfer of 41 of our communities as discussed above.

OTHER, NET: Other, net, for the nine months ended September 30, 1999 was $3.4 million, or 3.6% of total operating revenues, compared to $3.2 million, or 2.8% of total operating revenues for the comparable period in 1998.

EXTRAORDINARY ITEM: We recognized extraordinary losses of approximately $767,000 and $333,000 for the periods ended September 30, 1998 and 1999, resulting from the write-off of loan fees and other related costs in conjunction with the refinancing of several of our mortgage-financed communities.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: During the nine month period ended September 30, 1998, we recorded a cumulative effect of a change in accounting principle of $1.3 million relating to the early adoption of SOP 98-5 which requires that costs of start-up activities and organization costs be expensed as incurred. We did not incur such a charge for the nine months ended September 30, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

TOTAL OPERATING REVENUES: Total operating revenues for the three months ended September 30, 1999 decreased 23.4% or $9.1 million from the comparable period in 1998. At December 31, 1998 and at March 31, 1999, we transferred our interests in a total of 41 owned and leased communities to others but continued to manage them under three year management agreements with rights of first refusal or options to reacquire them in the future. As a result, we now receive management fees from these communities rather than the revenues arising from their operations. For the three months ended September 30, 1998, these communities were responsible for $13.4 million in revenue while generating $969,000 in management fees for the same period in 1999. This decrease in revenue was partially offset by generally increasing levels of occupancy throughout our consolidated communities. Average occupancy of the 59 communities we own and lease in the three months ended September 30, 1999 rose to 88.5% compared to 79.8% for the 96 owned and leased communities in the equivalent 1998 period, an increase of 8.7 percentage points.

COMMUNITY OPERATIONS: Community operating expenses for the three months ended September 30, 1999 decreased 32.9% or $9.4 million from the comparable period in 1998 to $19.1 million. This reduction is the result of the transfer of 41 of our previously leased and owned communities to management agreements, as discussed in "Total Operating Revenues" above. These communities were responsible for $10.6 million of community operating expenses as owned and leased communities in the three months ended September 30, 1998; because they were managed communities during the third quarter of 1999, we were no longer responsible for their operating expenses. Our community operating margin, which we compute as community revenues less community operating expenses, has increased to 31.8% for the three months ended September 30, 1999 compared to 25.3% for the three months ended September 30, 1998. This improvement is, in part, because the 41 communities that we transferred to management agreements generally experienced lower margins than our communities as a whole and, in part, because of cost control measures that we instituted in 1998 that affected our remaining owned and leased communities.

GENERAL AND ADMINISTRATIVE: As a percentage of total operating revenues, general and administrative (G&A) expenses increased to 12.6% for the three months ended September 30, 1999 as compared to 8.7% recorded for the three months ended September 30, 1998. The increase of G&A costs as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above. Overall, G&A costs increased approximately $352,000 primarily due to greater personnel and related costs to support the increasing number of communities.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the three months ended September 30, 1999 were $1.5 million, or 5.1% of total operating revenues, compared to $1.4 million, or 3.7% of total operating revenues for the comparable period in 1998. The increase of depreciation and amortization as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above.

RENT: Rent expense for the three months ended September 30, 1999 was $5.9 million, representing a decrease of $4.6 million, or 43.7% from the comparable period in 1998. The decrease is primarily attributable to the transfer of 36 of our previously leased operating communities to management agreements as discussed above. These communities accounted for $4.0 million in rent expense for the three months ended September 30, 1998. We leased an average of 36 communities for the three months ended September 30, 1999, compared to an average of 76 for the three months ended September 30, 1998. Rent as a percentage of revenues was 27.1% and 19.9% for the three months ended September 30, 1998 and 1999, respectively.

INTEREST EXPENSE, NET: Net interest expense for the three months ended September 30, 1999 was $3.3 million, or 10.9% of total operating revenues, compared to $3.2 million, or 8.1% of total operating revenues for the comparable period in 1998. The change in percentage of revenue is primarily the result of our decrease in revenues from the transfer of 41 of our communities as discussed above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


OTHER, NET: Other, net, for the three months ended September 30, 1999 increased $1.5 million from the comparable period in 1998. The increase is primarily attributable to a judgment in our favor of $5.0 million in the ARV litigation of which we have recognized $2.1 million through September 30, 1999. Of this $2.1 million, we have received $1.5 million in cash as of September 30, 1999.

SAME COMMUNITY COMPARISON

We operated 54 of our communities during both three month periods ended September 30, 1998 and 1999. These communities do not include the 41 owned or leased communities that we transferred to managed communities during 1998 and the first quarter of 1999. The following table sets forth a comparison of these same communities' results of operations, excluding corporate overhead, for the three months ended September 30, 1998 and 1999.

                                                Three months Ended September 30,
                                                        (In thousands)

                                                                   Dollar    Percentage
                                             1998        1999      Change      Change
                                          ---------   ---------   ---------  ----------
Total operating revenues ...............  $  22,985   $  25,906   $   2,921       12.7 %
                                          ---------   ---------   ---------   --------
Expenses:
   Community operating expense .........     15,524      16,728       1,204        7.2
   Depreciation and amortization .......        927       1,092         165       17.8
   Rent ................................      5,724       5,637         (87)      (1.5)
                                          ---------   ---------   ---------   --------
     Total operating expenses ..........     22,175      23,457       1,282        5.8
                                          ---------   ---------   ---------   --------
     Income from operations ............        810       2,449       1,639      202.3
                                          ---------   ---------   ---------   --------

Other income (expense):
   Interest expense, net ...............     (2,264)     (2,189)         75        3.3
   Other income (expense) ..............         25         (43)        (68)    (272.0)
                                          ---------   ---------   ---------   --------
      Net other expense ................     (2,239)     (2,232)          7        0.3
                                          ---------   ---------   ---------   --------
Income (loss) ..........................  $  (1,429)  $     217   $   1,646     (115.2)%
                                          ---------   ---------   ---------   --------
                                          ---------   ---------   ---------   --------

The same communities represented $25.9 million or 86.8% of our total operating revenue for the three months ended September 30, 1999. Same community revenues increased by $2.9 million or 12.7% for the three months ended September 30, 1999 from the comparable period in 1998. The increase in revenue is attributable primarily to monthly rate increases, as measured by revenue per occupied unit, due to an expanded range of services offered at the communities. Same community average revenue per unit increased from $2,014 per month for the three months ended September 30, 1998 to $2,108 per month for the three months ended September 30, 1999. During the three months ended September 30, 1999, average occupancy also experienced a significant increase to 88.9% compared to average occupancy of 82.5% in the three months ended September 30, 1998. During the three months ended September 30, 1999, we recorded income of $217,000 compared to a loss of $1.4 million for the three months ended September 30, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net cash used in operating activities was $8.1 million compared to $22.3 million for the comparable period in the prior year. The primary component of this use of cash was the net loss of $6.6 million and $24.8 million recorded in the nine months ended September 30, 1999 and 1998, respectively.

Net cash used in investing activities amounted to $8.9 million for the nine months ended September 30, 1999, stemming primarily from the purchase of one of our previously leased facilities during the third quarter and acquisitions of property and equipment of $3.1 million, as well as an excess of $500,000 of construction expenditures on leased communities over construction advances for the same nine month period. This inflow of cash was offset from our March 31, 1999 transfer of 17 leased communities of $3.2 million as well as proceeds on the sale of our office park of $500,000. Net cash used in investing activities for the nine months ended September 30, 1998 was $735,000, primarily resulting from the proceeds from the disposition of three communities offset by the acquisitions of property held for development and property and equipment.

For the nine months ended September 30, 1999, net cash provided by financing activities was $16.6 million which is primarily the result of proceeds from a short-term note from a related party as well the purchase of a previously leased facility and the refinancing of three existing assisted living communities for $25.9 million offset by the repayment of existing debt of $15.9 million. For the nine months ended September 30, 1998, net cash provided by financing activities was $15.1 million, reflecting the refinancing of 10 existing assisted living communities for $73.2 million and the repayment of existing debt of $60.3 million.

At September 30, 1999, we had $5.0 million outstanding on our unsecured revolving account with our primary banking institution. This account, which bears interest at the prime rate and expires in November 1999, is guaranteed by our principal shareholder.

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

PLAN
Our plan is comprised of three components including assessment of: a) the IT infrastructure (hardware and systems software other than application software);
b) application software; and c) third party suppliers/vendors. We began our work on the Plan in the fourth quarter of 1998 by taking inventory of Year 2000 problems in the areas of IT infrastructure as well as application software. In addition, we prioritized the items based on their materiality to our operations. No material items have been noted to date. We have also contacted the majority of our third party suppliers/vendors through September 1999 to determine the status of their Year 2000 compliance and have noted no material items. For each component, we are addressing Year 2000 problems in six phases: 1) taking inventory of Year 2000 problems; 2) assigning priorities to identified items; 3) assessing materiality of items to the Company's operations; 4) replacing/repairing material non-compliant items; 5) testing material items; and
6) designing and implementing business continuation plans. Material items are those we believe to have a risk that may affect revenue or may cause a discontinuation of operations. We estimate a completion date of November 30, 1999.

COSTS
We do not expect the project and its cost to be material to our operations or financial position. We do not expect our total internal remediation costs to exceed $50,000, of which we have spent approximately $35,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are affected by changes in interest rates as a result of its short- and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At September 30, 1999, our variable rate borrowings totaled $78.5 million. If market interest rates average 2% more in 1999 than they did in 1998, our interest expense and the corresponding loss would increase by $1.6 million. These amounts are determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of September 30, 1999 and does not consider changes in the actual level of borrowings which may occur subsequent to September 30, 1999. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

We are also exposed to equity price risk on our investments, including a margin account having a loan balance of $1.4 million as of September 30, 1999. This margin account is secured by marketable securities we hold with a market value of $1.9 million at September 30, 1999. In October 1999, we paid this account off in full. These investments are generally in companies in the health care sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. The decrease in the fair value of our short-term available-for-sale securities compared to the December 31, 1998 value reflects the decrease in the dollar value of our securities holdings, the majority of which represents unrealized market depreciation.

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

ARV appealed the courts ruling and in September 1999, ARV and we announced the resolution of all claims and dismissal of action. Without waiving, admitting, or conceding any liability for the claims asserted in the action, we reached a settlement, which ARV and we believe is fair and equitable.

Items 2 - 5 are not applicable.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         EXHIBIT
         NUMBER                                      DESCRIPTION

         10.1     MEADOW LODGE AT DRUM HILL IN CHELMSFORD, MASSACHUSSETTS

                  10.1.1 Purchase and Sale Agreement dated April 23, 1999 between LM Chelmsford Assisted Living , LLC ("Seller") and the registrant ("Purchaser")

         10.2 MEADOW LODGE AT DRUM HILL IN CHELMSFORD, MASSACHUSSETTS, COBBLESTONES AT FAIRMONT IN MANASSAS, VIRGINIA, KIRKLAND LODGE IN KIRKLAND, WASHINGTON AND RIDGELAND POINTE IN RIDGELAND, MISSISSIPPI. THE FOLLOWING AGREEMENTS ARE REPRESENTATIVE OF THOSE EXECUTED IN CONJUNCTION WITH THESE PROPERTIES.

                  10.2.1 Fixed Rate Note dated September 29, 1999 between Amresco Capital, L.P. ("Payee") and the registrant ("Maker")

                  10.2.2   Mortgage and Security Agreement dated
                           September 29, 1999 between Amresco Capital, L.P. ("Mortgagee") and the registrant ("Mortgagor")

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the nine
                                  months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 15, 1999

                                                    EMERITUS CORPORATION
                                                             (Registrant)

                                  /s/ Kelly J. Price
                       --------------------------------------------------
                           Kelly J. Price, Vice President, Finance, Chief
                       Financial Officer and Principal Accounting Officer