Form 10-K
period 1999-12-31
EMERITUS CORP\WA\
filed 2000-03-30
CIK 1001604

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT 1934

  For the fiscal year ended December 31, 1999.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 1-14012

                               ----------------

                             EMERITUS CORPORATION
            (Exact name of registrant as specified in its charter)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                 Washington                                      91-1605464
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

               3131 Elliott Avenue, Suite 500, Seattle, WA 98121
                   (Address of principal executive offices)

                                (206) 298-2909
             (Registrant's telephone number, including area code)

                               ----------------

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

                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2000 was $24,945,353.

As of March 27, 2000, 10,066,550 shares of the Registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  The information required by Part III of Form 10-K (items 10-13) is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be held on May 24, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              EMERITUS CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
                                    PART I


 ITEM 1.  DESCRIPTION OF BUSINESS...................................      1


 ITEM 2.  DESCRIPTION OF PROPERTY...................................     20


 ITEM 3.  LEGAL PROCEEDINGS.........................................     25


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     25


          EXECUTIVE OFFICERS OF THE REGISTRANT......................     25


                                    PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS......................................     27


 ITEM 6.  SELECTED FINANCIAL DATA...................................     28


 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................     29


 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.....................................................     35


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     35


 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................     35


                                   PART III


 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........     36


 ITEM 11. EXECUTIVE COMPENSATION....................................     36


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...............................................     36


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............     36


                                    PART IV


 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.................................................     36

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

 Overview

  Emeritus is one of the largest and most experienced national operators of assisted living residential communities. Assisted living communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.

  We currently operate 132 assisted living communities, consisting of approximately 12,600 units with a capacity for 13,700 residents, located in 29 states and Japan. Of these operating communities, we own 17 communities, lease 41 communities, manage 69 communities and hold joint venture interests in five communities. Under three management agreements covering 46 of our 69 managed communities, we have options to purchase 43 of the communities, which must be exercised by July 3, 2001, and a right of first refusal to purchase the remaining three communities at any time up to December 31, 2001.

  We strive to provide a wide variety of assisted living services in a professionally managed environment that allows our residents to maintain dignity and independence. Our residents are typically unable to live alone, but do not require the intensive care provided in skilled nursing facilities. Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident's individual service needs. We believe our residential assisted living communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities. In addition, we believe that our services, including assisting residents with activities of daily living such as medication management, bathing, dressing, personal hygiene and grooming, are attractive to seniors who are inadequately served by independent living facilities.

 The Assisted Living Industry

  We believe that the assisted living industry is becoming the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility. Industry estimates show that assisted and independent living industries generated approximately $11.2 billion in revenues in 1996 and will generate $18.2 billion in revenues in 2000.

  Generally, assisted living provides housing and 24-hour-per-day personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia.

  We believe that a number of factors will allow assisted living companies to continue as one of the fastest growing choices for senior care:

  . Consumer Preference. We believe that assisted living is preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is a cost-effective alternative to other types of care, offering seniors greater independence and enabling them to age in a residential environment.

  . Cost-Effectiveness. The average annual cost for a patient in a skilled nursing home can exceed $40,000. The average cost for a private pay patient in a skilled nursing home can exceed $75,000 per year in certain markets. In contrast, assisting living services generally cost 30% to 50% less than skilled nursing facilities located in the same region. We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals and personal care assistance are taken into account.

  . Demographics. The target market for our services is persons generally 75 years and older, one of the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 28.7% from approximately 13.0 million in 1990 to approximately 16.8 million by the year 2000. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 46% from approximately 3.9 million in 1998 to over 5.7 million by the year 2010. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published by the Alzheimer's Association, this group will grow from the current 4.4 million people to
     10.0 million or an increase of 127% by the year 2010. Because Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years, absent breakthroughs in medical research.

  . Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population has been increasing. Accordingly, we believe that the number of seniors, and their families, who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households has increased over the last decade and the geographical separation of senior family members from their adult children has risen with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services we offer to senior family members are less able to do so.

  . Supply/Demand Imbalance. While the senior population is growing significantly, the supply of skilled nursing beds per thousand is declining. We attribute this imbalance to a number of factors in addition to the aging of the population. Many states, in an effort to maintain control of Medicaid expenditures on long-term care, have implemented more restrictive Certificate of Need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. We also believe that high construction costs and limits on government reimbursement for construction and start-up expenses also will constrain the growth and supply of traditional skilled nursing beds. We believe that these factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with the activities of daily living but do not require 24-hour medical attention.

 Competitive Strengths

  We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

  . State-of-the-Art Communities. Of our 132 operating communities, 62 communities have been built and opened since January 1, 1996 and reflect state-of-the-art design and equipment. In addition, we have significantly upgraded 27 of our older communities to improve their appearance and operating efficiency. These upgrades included the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems and electronic systems, including those for data transmission, data sharing and e-mail.

  . Large Operating Scale. We believe that our size gives us significant advantages over smaller operators. Given the scale of our operations, we have the opportunity to select the best operating systems and service alternatives and to develop a set of best practices for implementation on a national scale. We also believe that, because of our size, we are able to purchase such items as food, equipment, insurance and employee benefits at lower costs, and to negotiate for more favorable financing arrangements.

  . Lower Cost of Communities. As of December 31, 1999, the average cost per unit of our communities was approximately $64,500. We believe that these costs are less than the current replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

  . Geographic Diversification and Regional Focus. We operate our communities in 29 states in all regions of the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary markets, which enables us to maximize operating efficiencies.

  . Experienced Management with Industry Relationships. Daniel R. Baty, our Chief Executive Officer, has more than 30 years of experience in the long-term-care industry, ranging from independent living to skilled nursing care. We believe that this long experience and the relationships that he has developed with owners, operators and sources of capital have helped us and will continue to help us in acquiring communities, developing operating, investment and joint venture relationships, as well as finding sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday, an operator of independent living facilities, which we believe provides us with an informal but important relationship with a complementary business. In addition, our senior operating vice presidents have an average of 22 years of experience with major companies in the long-term-care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

 Business Strategy

  We believe that there is a significant demand for alternative long-term-care services that are well-positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities. Our goal is to become the national leader in the assisted living segment of the long-term care industry through the following strategy:

  . Focus on Operations and Maintain High Levels of Occupancy. In 1998, we increased our focus on enhancing operations and on achieving higher levels of occupancy at our communities. As a result of our aggressive acquisition and development program in prior years, the overall occupancy rate at our communities had been a secondary focus. Our acquired communities typically have a period of six to 18 months following acquisition where adjustment and repositioning affect occupancy. Our developed communities typically require 12 to 24 months for occupancy to rise to stabilized levels. In addition, much of our management effort was directed toward our acquisition and development program and the financing that it required. Since our shift in emphasis in 1998, we have experienced significant increases in occupancy. Because of the relatively high fixed costs of our business that result from investment in physical plant and minimum staffing requirements, we believe that adding residents at current occupancy rates will generate greater incremental operating margins than our current system-wide operating margins. As a result, we expect that further increases in occupancy will improve our communities' operating results. We intend to continue this emphasis on enhancing our operations and on increasing and sustaining occupancy.

  . Capitalize on Opportunities to Own Communities. In the past we have leased many of our communities, often through sale/leaseback financing arrangements with real estate investment trusts, or REITs, in order to grow rapidly with limited equity capital. Our recent Meditrust transactions are giving us the ability to acquire 46 communities before December 31, 2001. We are also evaluating our current leasing arrangements with REITs to capitalize on acquisition opportunities as they arise.

     Although ownership will tend to increase our need for equity capital, we believe that owning, rather than leasing, our operating communities will be more attractive for the following reasons:

    . reacquisition of facilities generally results in the termination of leases with adverse financial terms, such as rent increase provisions,

    . ownership of communities will allow us, rather than the lessor, to benefit from any future appreciation in the value of these communities, although we will also be subject to the risk of declines in value, and

    . ownership will give us greater control over these critical assets and will allow us greater flexibility and control in financing and refinancing our communities, in expanding and making capital improvements to our existing communities and in other transactions involving the transfer and use of these communities.

  . Acquire Communities Selectively. We have acquired a significant portion of our operating communities and will continue to consider future acquisitions as attractive opportunities become available. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations and to raise occupancy. As we achieve these objectives, we expect to be more receptive to acquisition opportunities that meet designated criteria. We particularly expect to favor the acquisition of communities that provide more complete coverage of our existing markets. In addition, we intend to focus on acquisitions of communities that have been designed and built originally as assisted living facilities and that will have positive cash flow upon acquisition, but will also allow for future cash flow opportunities through facility expansion or added services. By contrast, in our earlier period of aggressive expansion, our business strategy included acquiring facilities that were incurring losses at the time of acquisition and often required conversion and repositioning to meet our standards of service and operation. The process of modifying operations and upgrading facilities caused periods of operating losses and low occupancy that extended longer than we had anticipated. We intend to be more selective and measured in our acquisition strategy in the future.

  . Appeal to the Middle Market. We target the segment of the senior population that we believe is the most attractive, residents in secondary markets, including suburban locations, with populations of 50,000 to 150,000 persons who have middle to upper-middle incomes. We believe that this "value" sensitive segment of the senior community is the largest, broadest and most stable and that we are one of the few national operators focusing on this group. We believe that these markets are receptive to the development of new assisted living communities and the expansion of existing communities.

 Resident Services

  Our assisted living communities offer residents a full range of services based on individual resident needs in a supportive "home-like" environment. By offering a full range of services, we can accommodate residents with a broad range of service needs and therefore enable residents to "age in place." The services that we provide to our residents are designed to respond to their individual needs and to improve their quality of life.

Service Level     Type of                Description of Care Provided
                  Resident
-------------------------------------------------------------------------------
 Basic        All residents--      We provide these basic services to our
 services     independent,       residents:
              assisted living
              and memory             .  three meals per day,
              disorder
              residents              .  social and recreational activities,

                                     .  weekly housekeeping and linen
                                        service,

                                     .  building maintenance and grounds
                                        keeping,

                                     .  24-hour emergency response and
                                        security,

                                     .  licensed nurses on staff to monitor
                                        and coordinate care needs, and

                                     .  transportation to appointments, etc.
-------------------------------------------------------------------------------
 Assisted     Assisted living      We cater our assisted living services to
 living       residents and      each resident based on his/her individual
 services     some memory        requirements for more frequent or intensive
              disorder           assistance or increased care or supervision.
              residents          We achieve this individualized care, through
                                 consultation with the resident, the
                                 resident's physician and the resident's
                                 family.

                                   We determine an individual resident's
                                 level of care by the degree of assistance he/she requires in each of several categories. Our categories of care include, but are not limited to:

                                     .  medication management and
                                        supervision,

                                     .  reminders for dining and recreational
                                        activities,

                                     .  assistance with bathing, dressing and
                                        grooming,

                                     .  incontinence,

                                     .  behavior management,

                                     .  dietary assistance, and

                                     .  miscellaneous (which consists of
                                        diabetic management, prescription
                                        medication, transfer, simple
                                        treatment, oxygen set up/maintenance
                                        and prosthesis).
-------------------------------------------------------------------------------
 Memory       Memory disorder      We have designed our memory disorder
 disorder     residents          program to meet the specialized medical,
 (Alzheimer's)                   psychological and social needs of our
 services                        residents afflicted by this condition. In a
                                 manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs. Some of the key service areas that we focus on to provide the best care for our memory disorder residents center around:

                                     .  separate dining program,

                                     .  enhanced behavior management,

                                     .  structured activity planning, and

                                     .  counseling for residents and their
                                        families.

 Service Revenue Sources

  We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe generally that only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. Inflation or other circumstances that adversely affect seniors' ability to pay for assisted living services could therefore have an adverse effect on our business.

  As third party reimbursement programs and other forms of payment continue to grow, we intend to pursue these alternative forms of payment, depending on the level of reimbursement provided in relation to the level of care provided. We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small. All sources of revenue other than residents' private resources constitute less than 10% of our total revenues.

 Management Activities

  At December 31, 1999, we managed and provided administrative services to 68 assisted living communities under management agreements that typically provide for management fees ranging from 4% to 7% of gross revenues. Management fees were approximately $4.9 million in 1999. These management agreements have terms ranging from two to five years, and may be renewed at the expiration of the term. We have various categories of management agreements, including:

  . management agreements covering 46 communities in connection with the Meditrust transactions that are described under "Meditrust
     Transactions." We receive a management fee of 5% of gross revenues, but may receive up to 7% depending on cash flow performance of the communities managed.

  . management agreements covering 10 communities owned by Columbia House, a limited partnership controlled by Mr. Baty. We provide management services and administrative services in connection with acquisition, development and financing activities and generally receive fees ranging from 4% to 6% of the gross revenues generated by the communities.

  . management agreements covering five communities owned by joint ventures in which we have a financial interest. We receive management fees ranging from 4% to 7% of gross revenues.

  . management agreements covering seven communities owned by independent third parties. We receive management fees ranging from 4% to 7% of gross revenues. Three of these arrangements will automatically convert to lease arrangements at the end of the second year of the term or at the time the community produces positive cash flow, whichever occurs first.

  Prior to 1999, we did not have material revenue from management arrangements. If we exercise our options to purchase the Meditrust communities prior to July 3, 2001 or if the management agreements expire on that date and are not renewed, our revenue from management fees will diminish substantially.

 Marketing and Referral Relationships

  Our operating strategy is designed to integrate our assisted living communities into the continuum of healthcare providers in the geographic markets in which we operate. One objective of this strategy is to enable residents who require additional healthcare services to benefit from our relationships with local hospitals, home healthcare agencies, and skilled nursing facilities in order to obtain the most appropriate level of care. Thus, we seek to establish relationships with local hospitals, through joint marketing efforts where appropriate, and home healthcare agencies, alliances with visiting nurses associations and, on a more limited basis, priority transfer agreements with local, high-quality skilled nursing facilities. In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded our network of referral sources.

  In 1998, we developed a brand concept for our communities by adopting the "Loyalton" name for our newly developed communities as well as selected existing communities. We believe that this branding will encourage loyalty among our residents, shareholders and employees and develop recognition of the Emeritus and Loyalton name throughout our markets.

 Administration

  We employ an integrated structure of management, financial systems and controls to maximize operating efficiency and contain costs. In addition, we have developed the internal procedures, policies and standards we believe are necessary for effective operation and management of our assisted living communities. We have recruited experienced key employees from several established operators in the long-term-care services field and believe we have assembled the administrative, operational and financial personnel who will enable us to continue to manage our operating strategies effectively.

  We have established Central, Eastern and Western Operational Divisions. Each division is headed by a division vice president. Each division consists of several operating regions headed by a regional vice president who provides management support services for each of the communities in his/her respective region. Day-to-day community operations are supervised by an on-site community director who, in certain jurisdictions, must satisfy certain licensing requirements. We provide management support services to each of our residential communities, including establishing operating standards, recruiting, training, and financial and accounting services.

  We have centralized finance and other operational functions at our headquarters in Seattle, Washington in order to allow community-based personnel to focus on resident care. The Seattle office establishes company-wide policies and procedures, oversees our financial and marketing functions, manages our acquisition and development activities and provides our overall strategic direction.

  We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to closely monitor operating costs and quickly distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operations and provide the flexibility to meet the continued growth of our operations without disruption or significant modification to existing systems beyond 2000. We use high quality hardware and operating systems from current and proven technologies to support our current technology infrastructure.

 Competition

  The number of assisted living communities in the United States is increasing rapidly. As the assisted living industry continues to grow, fewer attractive development sites may be available. This market saturation could have an adverse effect on our newly developed communities and their ability to reach stabilized occupancy levels. Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small local operations into larger regional and national multi-facility operations. While there are several national and regional companies that provide senior living alternatives, we anticipate that our primary source of competition will come from local and regional assisted living companies that operate, manage and develop residences within the geographic area in which we operate, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. We believe that quality of service, reputation, a facility's location, physical appearance and price will be significant competitive factors. Some of our competitors have significantly greater resources, experience and recognition within the healthcare community than we do.

 Employees

  At December 31, 1999, we had 6,311 employees, including 4,424 full-time employees, of which 144 were employed at our headquarters. None of our employees are currently represented by a labor union, and we are not aware of any union-organizing activity among our employees. We believe that our relationship with our employees is good.

  Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and control our operating expenses.

 Significant Transactions

 Meditrust Transactions

  In two separate transactions in the fall of 1998 and the spring of 1999, we arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $275.0 million. Of the 46 communities involved, 43 had been, or were proposed to be, leased to us by Meditrust Company LLC under sale/leaseback financing arrangements, and three had been owned by us. The first purchase, consisting of 25 communities, which we will call the December communities, was completed in December 1998 and the second purchase, consisting of 21 communities, which we will call the March communities, was completed in March 1999.

  The investor groups who purchased the communities included parties affiliated with us. Of the $168.0 million purchase price for the December investment, $138.0 million was financed through a three-year first mortgage loan with an independent third party and $30.0 million was financed through subordinated debt and equity investments from the investor group, which includes one of our principal shareholders and a member of our board of directors.

  Of the $124.2 million purchase price for the March investment, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the investor group, which includes one of our principal shareholders and a member of our board of directors.

  The investor groups have retained us to manage all of the communities through December 31, 2001. If we do not exercise the option or right of first refusal to purchase the communities, as described below, the investor group may require us to manage the communities for up to twelve additional months. Under the arrangement, we receive management fees equal to 5% of the gross revenues generated by the facilities on the properties. We also are entitled to additional management fees of 2% of the gross revenues, which will be accrued and paid out of cash flow, provided that the communities have positive cash flow for three consecutive months. Thereafter, if the cash flow is not positive for two consecutive months, the 2% management fee will again be deferred until the three-month standard is again met. The cash flow requirements are determined as a group for the December communities, as a group for March operating communities and individually for the March communities under development. We have agreed to reimburse the December investment group for all losses greater than $4.5 million sustained on the December communities prior to December 31, 2001. At December 31, 1999, we are obligated under this funding requirement for a total of $1.4 million. We have a similar reimbursement arrangement relating to the five development communities acquired in the March investment; under this arrangement, we are generally required to reimburse the investor group for any losses greater than $500,000 at any of the five development communities with no obligation outstanding at December 31, 1999. We do not have any such arrangements for the 16 operating communities acquired in the March investment. During 1999, we received $1.4 million in management fees for the December communities and $1.4 million in management fees for the March communities, including under development communities. As of December 31, 1999, the December communities had incurred $12.0 million in losses and the March communities under development had incurred $2.3 million in losses.

  We have certain rights to acquire the communities purchased in the December and March transactions. We have an option to purchase 22 of the December communities as a group and we have an option to purchase all 21 of the March communities as a group, both of which must be exercised by July 3, 2001. In addition, if either of the investor groups requires Mr. Baty to purchase certain of the communities, upon the conditions described below, we must exercise our option within 60 days of receiving notice of this action. We also have a right of first refusal through December 31, 2001 to re-purchase the three December communities that we previously owned.

  The option purchase prices for the December communities and the March communities are determined under similar formulas which provide for the repayment or payment of:

  . the mortgage loans of $138.0 million and $99.6 million on such communities;

  .  the investor groups' original debt and equity investments;

  . an amount intended to provide the investor groups with an 18% rate of return, compounded annually, on their original debt and equity investments, less any cash distributions received;

  . a fee generally equal to 2% of the investor groups' original debt and equity investments, which for the March communities may be adjusted for appreciation in our common stock; and

  . the reasonable costs of the investor groups' dissolution and liquidation.

  As a condition to making the December and March investments, the investor groups entered into agreements with Mr. Baty under which the investor groups may require Mr. Baty to purchase certain of the December and March communities. Under these agreements, the investor groups may require Mr. Baty to purchase between six and twelve of the December communities and between four and ten of the March communities, upon the occurrence of one of the following events:

  . we do not provide notice of our intent to exercise our options to purchase the December or March communities by July 3, 2001;

  . we exercise an option to purchase the communities, but do not close the transaction;

  . we or one of our managers causes a default under the agreements which govern the management of the December and March communities;

  . Mr. Baty's net worth falls below a certain threshold or Mr. Baty fails to provide certain reports relating to his net worth to the investor groups;

  .  there is a change of control in our Board or ownership; or

  .  Mr. Baty ceases to be our chief executive officer.

  If either of the investor groups requires Mr. Baty to purchase some of the communities, Mr. Baty will also have the option to purchase all of the communities owned by that investor group on the same terms under which we may purchase the communities.

 Saratoga Relationship

  On December 10, 1999, we entered into an agreement to sell 40,000 shares of our Series B Stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, we completed the sale of 30,000 shares of Series B Stock and we expect to complete the sale of the remaining 10,000 shares during the first half of 2000. Each share of Series B Stock is convertible into the number of shares of common stock equal to the stated value of $1,000 divided by an initial conversion price of $7.22. The conversion price is subject to adjustment as described below. The entire issue of 40,000 shares of Series B Stock is initially convertible into 5,540,166 shares of Common Stock based on the current conversion price.

  The net proceeds from the sale of the Series B Stock to be received by us will be approximately $38.6 million, after we pay fees and expenses of the transaction estimated at $1.4 million. We are required to use a substantial portion of the proceeds to purchase the March communities referred to under the "Meditrust Transactions" above, three assisted living communities that are currently being leased by us and one assisted living community from a third party by June 27, 2000. The balance of $11.6 million will be added to working capital and used for general corporate purposes. If we do not use at least $23 million in the identified purchases of communities, then the use of approximately $35 million of the proceeds (less amounts paid for such communities) is subject to Saratoga's approval.

  The terms of the Series B Stock and related agreements were more favorable to us than the terms of other preferred stock financings which were potentially available to us at the time the Series B Stock transaction was being negotiated. In addition, throughout 1999 we had reviewed, with the assistance of our investment banker, a variety of private and public financing possibilities. We believe that the sale of Series B Stock to Saratoga represents the best financing currently available and that the acquisition of assets with the proceeds of the financing will be in the best interests of the shareholders.

  The terms of the financing arrangements with Saratoga are set forth in the Designation and related agreements, including the shareholders agreement. The Series B Stock is subject to the prior rights and preferences of the Series A Stock.

 Dividends

  The holders of the Series B Stock are entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Stock. From issuance to January 1, 2004, the dividend rate will be 6% of the stated value of $1,000, of which 2% is payable in cash and 4% is payable in Series B Stock at the rate of one share of Series B Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate will be 7%, of which 3% is payable in cash and 4% is payable in Series B Stock. Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the dividend rate will increase to 7%, payable entirely in cash, until the unpaid cash dividends have been fully paid or until January 1, 2007, whichever first occurs. The dividends must be paid or declared and set aside for payment prior to any payment or declaration of dividends on, or purchase or redemption of, any common stock or any other class of preferred stock junior to the Series B Stock.

  If shareholders fail to approve the issuance of the common stock on conversion of the Series B Stock on or before June 27, 2000 under the rules of the American Stock Exchange, the dividend rate on the Series B Stock would be increased to 12% per annum until January 1, 2007 and 14% per annum thereafter and would be payable entirely in cash.

  The rights of the holders of Series B Stock to receive dividends are subject to the prior rights of the holders of Series A Stock.

 Conversion

  The holders of the Series B Stock have the right at any time to convert each share of Series B Stock into a number of shares of common stock equal to the stated value of $1,000 divided by the conversion price.

  The conversion price is currently $7.22 per share. If, however, we declare any dividend or distribution on our common stock, or split, combine or reclassify our common stock, the conversion price will be proportionately adjusted so that each holder of Series B Stock will be entitled to receive the same number of shares of common stock upon conversion as if such conversion occurred prior to the event requiring the adjustment. Similarly, if we merge with another entity or sell substantially all of our assets, the holders of the Series B Stock will be entitled to convert each share of Series B Stock into the consideration, whether it consists of stock, other securities or property, which that holder would have been entitled to receive had that holder converted its holdings of Series B Stock to common stock immediately prior to the merger or asset sale.

  The conversion price will also be adjusted pursuant to a weighted average formula if we issue additional shares of common stock, or securities convertible into or exercisable for common stock, at a price less than the then current conversion price. According to the formula, the conversion price would be adjusted to an amount equal to the quotient obtained by dividing (a) the number of shares of common stock outstanding on a fully diluted basis immediately prior to the issuance of additional common stock multiplied by the then effective conversion price, plus the aggregate consideration received for the new issuance, by (b) the number of shares of common stock outstanding on a fully diluted basis immediately following the new issuance. There are limited exceptions to this adjustment for stock options and warrants in certain situations.

  As a result of the formula, the Series B Stock could convert to common stock at a rate that is below the current conversion price of $7.22 per share. The Series B Stock could also convert at a rate that is also below $6.0625 per share, which was the closing price of the common stock on the American Stock Exchange on December 10, 1999, the date that we entered into the agreement with Saratoga.

 Redemption

  After January 10, 2003, we can redeem all, but not less than all, of the Series B Stock at $1,000 per share, plus unpaid dividends, if the closing price of the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days ending not more than 10 days prior to the date we notify the holders of the redemption.

  If there is a change in control of Emeritus, each holder of Series B Stock has the right to require us to purchase all or a portion of the Series B Stock owned by such holder for the stated value of $1,000 per share. The holder may exercise this right during 45 days after notification of the change in control. A change in control means (a) a person or group acquiring securities that would entitle such person or group to elect a majority of the Board of Directors, (b) persons who are currently directors, or who are selected by those directors, ceasing to constitute a majority of the Board of Directors, or (c) the sale of all or substantially all of our assets.

  If shareholders fail to approve the issuance of the common stock on conversion of the Series B Stock on or before June 27, 2000 under the rules of the American Stock Exchange, each holder of Series B Stock will have the right to require us to purchase all or a portion of the Series B Stock owned by such holder for the stated value of $1,000 per share, plus accrued and unpaid dividends. Each holder can exercise this right unless we obtain the shareholder approval required by the American Stock Exchange, at which time the right would terminate as to any then outstanding shares of Series B Stock. It is unlikely that we would have sufficient cash to redeem the Series B Stock if required to do so. In light of the foregoing, the failure to obtain the shareholder approval could deplete all of our available cash and thus materially impair our ability to continue to operate our business.

 Liquidation Rights

  If we dissolve, liquidate or wind-up our affairs, the holders of Series B Stock are entitled to receive, before any payment or distribution is made to the holders of common stock or any other class of preferred stock ranking junior to the Series B Stock, out of our assets available for distribution, the stated value of $1,000 per share and all accrued and unpaid dividends to and including the date of payment to the holder. In the event our assets available for distribution to the holders of Series B Stock are insufficient to permit payment in full of all amounts owing to the holders, then all of such assets shall be distributed proportionately among the holders of the Series B Stock to the exclusion of the holders of common stock or any other class of junior preferred stock.

  The liquidation rights of the holders of Series B Stock are subject to the prior rights of the holders of Series A Stock.

 Voting and Board of Directors

  Each share of Series B Stock is entitled to a number of votes equal to the number of shares of common stock into which it is convertible. Except as required by law or as described below, the Series B Stock votes with the common stock and Series A Stock as a single voting group.

  We may not amend or alter the rights and preferences of the Series B Stock so as to adversely affect the Series B Stock without the consent of the holders of a majority of the outstanding shares of Series B Stock. In addition, we may not increase the number of authorized shares of preferred stock or create another series of preferred stock ranking prior to or pari passu with the Series B Stock without the consent of the holders of at least 75% of the outstanding Series B Stock.

  Under the shareholders agreement, Saratoga is entitled to board representation at a percentage of the entire Board of Directors, rounded up to the nearest whole director, that is represented by the voting power of the Series B Stock owned by Saratoga and its related investors. The shareholders agreement also provides for a minimum of two Saratoga directors. Saratoga is currently entitled to designate three of eight members of the Board, although it has advised us that it will designate only two at this time. Saratoga's right to designate directors terminates if Saratoga has sold more than 50% of its initial investment and its remaining shares represent less than 5% of outstanding shares of common stock on a fully diluted basis or it is unable to exercise independent control over its shares.

  Under the Designation, whenever the cash dividends have not been paid for six consecutive quarters, Saratoga may designate one director in addition to the other directors that it is entitled to designate under the shareholders agreement.

 Other Terms

  The shareholders agreement provides that neither Saratoga nor Mr. Baty is permitted to purchase voting securities in excess of a defined limit. That limit for Saratoga and its affiliates is 110% of the number of shares of common stock (assuming conversion of the Series B Stock) owned by Saratoga and its related investors immediately after the completion of the financing, plus the Series B Stock (or underlying common stock) issuable as dividends on the Series B Stock. That limit for Baty is the greater of 110% of the shares of common stock owned by Baty as of December 10, 1999 or 100% of the Saratoga ownership described in the preceding sentence. These restrictions will terminate 18 months after the date on which Saratoga and its related investors cease to hold securities representing 5% of the shares of common stock on a fully diluted basis.

  The shareholders agreement provides that if Mr. Baty contemplates selling 30% or more of the Common Stock he owns, Saratoga and its related investors would have the right to participate in the sale on a proportionate basis.

  Pursuant to a registration rights agreement, Saratoga and its related investors have the right to two demand registrations, one of which may be a shelf registration effective for one year, and unlimited piggyback registrations, subject to marketing restrictions imposed by underwriters.

  Pursuant to an investment agreement, commencing January 1, 2007, (a) the holders of the Series B Stock have the right to elect a number of directors (together with other directors selected pursuant to the Designation and the shareholders agreement) that would be one director less than a majority of the Board and (b) we will retain Saratoga Management Company LLC to provide management and advisory services to evaluate our strategy relating to shareholder value, real estate and corporate financing and other strategic initiatives, at an annual fee of $3.2 million. These rights and obligations will terminate at such time that the Series B Stock is converted or redeemed.

 Factors Affecting Future Results and Regarding Forward-Looking Statements

  Our business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below. The following important factors, among others, could cause actual operating results to differ materially from those expressed in forward-looking statements included in this report and presented elsewhere by our management from time to time. Do not place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report refer to potential future circumstances, operations and prospects, and therefore, are not historical or current facts. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations, and also may materially differ from our actual future experience involving any one or more of such matters and subject areas relating to demand, pricing, competition, construction, licensing, construction delays on new developments contractual and licensure, and other delays on the disposition of assisted living communities in our portfolio, and ability to continue managing costs while maintaining high occupancy rates and market rate assisted living charges in our communities. We have attempted to identify, in context, certain of the factors that may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

  We have incurred losses since we began doing business and expect to continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business. For 1998 and 1999, we recorded net losses of $31.0 million and $21.0 million. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities was among the principal causes of these losses. The majority of the operating communities that we acquired operated at a loss following acquisition, typically for periods ranging from 12 to 18 months after we acquired them. Communities that we have developed typically incurred start-up losses for at least 12 months after beginning operations. While we have slowed our acquisition and development activities, we expect to continue to acquire and develop new assisted living communities at a moderate pace, and we expect these loss trends to continue for future acquisitions or development projects. We expect to continue to incur losses at least through the end of 2000. Our operations may not become profitable in line with our current expectations or may not become profitable at all.

  If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and operating leases. At December 31, 1999, we had mortgage debt of $131.3 million, with minimum principal payments of about $8.6 million due in 2000. At December 31, 1999, we were obligated under long-term operating leases requiring minimum annual lease payments of about $22.1 million in 2000. In addition, we will have approximately $76.1 million and $2.5 million in principal amount of debt repayment obligations that become due in 2001 and 2002, respectively. We intend to continue to finance our communities through a combination of mortgage financing and operating leases, including leases arising through sale/leaseback transactions.

  Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue our development and acquisition program. Further, a substantial portion of our cash flow will be devoted to debt service and lease payments. In the past we have been unable to generate sufficient cash flow from operations to cover required interest, principal and lease payments and we may be unable to do so in the future. If we cannot meet these payments when due, we may need to renegotiate payments or obtain additional equity or debt financing. We may not be successful or timely in doing so, and the terms of any financing or refinancing may not be favorable.

  If we failure to acquire alternative financing, a lender could foreclose on our facilities secured by the respective indebtedness or, in the case of an operating lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale/leaseback agreements, if we default on one of our payment obligations we could adversely affect a significant number of our communities.

  We may be unable to increase or stabilize our occupancy rates or control costs. In previous years we had difficulty increasing our occupancy levels and keeping our variable costs in line with occupancy. Our historical losses have resulted, in part, from lower than expected occupancy levels at our newly developed and acquired communities, and higher than expected marketing, staffing and other infrastructure costs associated with our efforts to improve our occupancy levels. We cannot guarantee that our occupancy levels will continue to increase at the rate we currently expect, or at all, or that cost levels will remain in line with our occupancy levels. If we fail to do so, the value of our common stock may decline.

  We may be unable to obtain the additional capital we will need to finance our operations. We have experienced negative cash flow from operating activities since we began doing business. Our newly developed assisted living communities historically have not generated positive cash flow until at least 9 to 12 months after they open for business. In addition, communities that we have acquired for repositioning as assisted living communities have taken at least 12 to 18 months after acquisition to begin to generate positive cash flows. We expect these negative cash flow trends to continue for facilities that we develop or acquire for repositioning in the future.

  Our future success depends in part on finding sources to finance our development and acquisition of assisted living communities. We expect to meet this need largely through arranging sale/leaseback arrangements or mortgage refinancing. However, our newly developed or repositioned communities may not achieve a stabilized occupancy rate and resident mix that meets our expectations, or generate positive cash flow or operating results sufficient to allow us to refinance outstanding indebtedness secured by the community through sale/leaseback transactions.

  We will occasionally seek additional funding through public or private financing, including equity financing. We may not find adequate equity, debt or sale/leaseback financing when we need it or on terms acceptable to us. This could require us to delay, scale back or eliminate all or some of our development and acquisition projects. In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution of their investment.

  We may be unable to obtain the additional capital we will need to retain important segments of our operating communities. We manage 46 of our operating communities under short-term management agreements expiring December 31, 2001. In addition, we expect to manage communities that are currently under development. We also have options to purchase 43 communities, and a right of first refusal to purchase three of these communities prior to December 31, 2001. Based on formulas in the options, the purchase prices of the communities could be substantially greater than the original purchase prices paid by the investor groups that currently own them, depending on when the purchase occurs. If we are unable to obtain the capital and related mortgage financing necessary to complete these purchases, we could lose control of these communities and the right to operate them, which represents about 35 % of our total operating capacity. The loss of these operating communities would have a material adverse effect on our revenues and results of operations.

  If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the related debt. From time to time, we have not complied with certain covenants in our financing agreements. In the future we may not be able to comply with these covenants, which generally relate to matters such as net worth, cash flow and debt coverage ratios. If we fail to comply with any of these requirements, our lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date. We may be unable to pay or refinance this debt if it becomes due.

  We face risks associated with acquisitions. We intend to continue to seek acquisition opportunities. However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions. The acquisition of communities presents a number of risks. Existing residences available for acquisition may frequently serve or target different market segments than those we presently serve. It may be necessary in these cases to reposition and renovate acquired residences or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives. In the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures. As a consequence, we currently plan to target assisted living communities with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost. Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations. We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis. We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.

  We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline. The long-term care industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities and skilled nursing facilities. We expect that competition will increase from new market entrants, as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs. Many of these competitors may have substantially greater financial resources than we do. Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures. This could lead to lower occupancy rates or lower rate structures in our newly constructed and developed communities.

  We also cannot predict the effect of the healthcare industry trend toward managed care on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to public or private payors in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future affect pricing and the range of services provided in the assisted living marketplace.

  If development of new assisted living facilities outpaces demand, we may experience decreased occupancy, depressed margins and diminished operating results. We believe that some assisted living markets have become or are on the verge of becoming overbuilt. The barriers to entry in the assisted living industry are not substantial. Consequently, the development of new assisted living facilities could outpace demand. Overbuilding in the markets in which we operate could thus cause us to experience decreased occupancy and depressed margins and could otherwise adversely affect our operating results.

  Market forces could undermine our efforts to attract seniors with sufficient resources to pay to our communities. We rely on our residents' abilities to pay our fees from their own or familial financial resources. Generally only seniors with income or assets meeting or exceeding the comparable median in the region where our assisted living communities are located can afford our fees. Inflation or other circumstances may undermine the ability of seniors to pay for our services. If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline and we may suffer losses that could cause the value of your investment in our stock to decline.

  Interest rate increases could adversely affect our earnings due to our floating rate debt. As of December 31, 1999, about $78.5 million of our debt bore interest at fluctuating rates. We may incur additional debt in the future that bears interest at floating rates. Accordingly, increases in prevailing interest rates would increase our interest payment obligations, which would negatively affect our earnings. For example, a two percent increase in interest rates would increase our annual interest expense by about $1.6 million based on our floating rate debt as of December 31, 1999.

  Our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents. We compete with other providers of assisted living services and long-term care in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain management personnel responsible for the day-to-day operations of each of our residences. If we are unable to attract or retain qualified residence management personnel, our results of operations may suffer. In addition, possible shortages of nurses or trained personnel may require us to enhance our wage and benefits packages to compete in the hiring and retention of personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. As a result of these and other factors, our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents.

  We face possible environmental liabilities at each of our properties. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials, that could be located on, in or under its property. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations. Our liability could exceed our properties' value or the value of our assets. We may be unable to sell or rent our properties, or borrow using our properties as collateral, if any of these substances is present or if we fail to remediate them properly. Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site we also may be liable for the costs of remediation or removal of the hazardous or toxic substances at the disposal site. In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties.

  Some of our facilities generate infectious medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, record-keeping, notice and reporting obligations. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that we are not in compliance with these environmental laws could adversely affect our business and financial condition. Because these environmental laws are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.

  Our chief executive officer and one of our directors have interests that may conflict with ours due to their interests in Holiday Retirement Corp. Mr. Baty, our Chief Executive Officer, and Mr. Colson, one of our directors, are the principal shareholders, directors and senior executive officers of Holiday Retirement Corp. Substantially all the independent living facilities operated by Holiday are owned by partnerships controlled by Messrs. Baty and Colson and in which they have varying financial interests. Messrs. Baty's and Colson's responsibilities to Holiday and its affiliates include:

  .  overseeing the management of independent living facilities,

  .  the acquisition, financing and refinancing of existing facilities, and

  . the development and construction of, and capital-raising activities to finance, new facilities.

  The financial interests and management and financing responsibilities of Messrs. Baty and Colson with respect to Holiday and its affiliated partnerships could present conflicts of interest with us, including:

  . conflicts relating to the selection of future development or acquisition sites,

  . competition for potential residents in markets where both companies operate, and

  .  competing demands for the time and efforts of Mr. Baty.

  Because Mr. Baty is both our Chief Executive Officer and a principal executive officer of Holiday, circumstances could arise that would distract him from our operations. Our interests and Holiday's interests may on some occasions be incompatible. We have entered into a noncompetition agreement with Mr. Baty, but this noncompetition agreement does not limit Mr. Baty's current role with Holiday or its related partnerships, so long as assisted living is only an incidental component of Holiday's operation or management of independent living facilities.

  We have entered into agreements with several companies that are owned or controlled by our affiliates, whose interests with respect to these companies occasionally may conflict with ours. We have entered into agreements with several companies that are owned or controlled by certain of our officers and directors. Under these agreements, we provide management and other services to senior housing communities owned by those companies and we have material agreements relating to the purchase, sale and financing of a number of our operating communities. There is a risk that our dealings with these companies under these and any future arrangements will not be negotiated at arms length and may be regarded as less advantageous to us than terms that would be negotiated with unrelated third parties. Because of our affiliates' interests and responsibilities with respect to these other companies, these affiliates may occasionally have interests that are not compatible with ours.

  We may be unable to attract and retain key management personnel. We depend, and will continue to depend, on the services of Mr. Baty, our Chief Executive Officer. The loss of Mr. Baty's services, in part or in whole, could adversely affect our business and our results of operations. Mr. Baty has financial interests in and management responsibilities with respect to Holiday and its related partnerships. As a result, he does not devote his full time and efforts to Emeritus. We have a key employee insurance policy covering the life of Mr. Baty in the amount of $10.0 million. We may be unable to attract and retain other qualified executive personnel critical to the success of our business.

  Our costs of compliance with government regulations may significantly increase in the future. Federal, state and local authorities heavily regulate the healthcare industry. Regulations change frequently, and sometimes require us to make expensive changes in our operations. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could adversely affect our business and operating results. We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses. Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities. While these regulations and licensing requirements often vary significantly from state to state, they typically address:

  .  fire safety,

  .  sanitation,

  .  staff training,

  .  staffing levels,

  . living accommodations such as room size, number of bathrooms and ventilation, and

  .  our health-related services.

  We may be unable to satisfy all regulations and requirements or to acquire and maintain any required licenses on a cost-effective basis.

  In addition, with respect to our residents who receive financial assistance from governmental sources for their assisted living services, we are subject to federal and state regulations that prohibit certain business practices and relationships. Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicaid or similar state reimbursement programs. Our failure to comply with such regulations also could result in fines and the suspension or inability to renew our operating licenses. Federal, state and local governments occasionally conduct unannounced investigations, audits and reviews to determine whether violations of applicable rules and regulations exist. Devoting management and staff time and legal resources to such investigations, as well as any material violation by us that is discovered in any such investigation, audit or review, could strain our resources and affect our profitability. In addition, regulatory oversight of construction efforts associated with repositionings could cause us to lose residents and disrupt community operations.

  Our liability insurance may be insufficient to cover the liabilities we face. In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging malpractice or related legal theories. Many of these suits involve large claims and significant legal costs. We expect that we occasionally will face such suits because of the nature of our business. We currently maintain insurance policies in amounts and with coverage and deductibles we deem appropriate based on the nature and risks of our business, historical experience and industry standards. We could incur liability in excess of our insurance coverage or claims not covered by our insurance. Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. Our liability insurance policies must be renewed annually, and we may not be able to obtain liability insurance coverage in the future or, if available, on acceptable terms.

  Our stock price has been highly volatile, and a number of factors may cause our common stock price to decline. The market price of our common stock has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to:

  .  the liquidity of the market for our common stock,

  .  variations in our operating results,

  .  variations from analysts' expectations, and

  . new statutes or regulations, or changes in the interpretation of existing statutes or regulations, affecting the healthcare industry generally or the assisted living residence business in particular.

  In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may cause the market price of our common stock to decline.

  We may experience development and construction delays and cost overruns. Although we have significantly reduced our development of new communities, our growth strategy continues to depend, in part, on our ability to develop and construct additional communities. In our development and construction projects, we face a number of contingencies over which we will have little or no control and which might increase project costs and completion time. These contingencies include:

  . obtaining and reacting to changes in zoning, land use, building, occupancy, licensing and other required permits,

  .  budget and schedule overruns,

  . the inability of the general contractor or subcontractors to perform under their contracts,

  .  shortages of labor or materials,

  .  adverse weather conditions, or

  . changes in applicable laws or regulations or in the method of applying such laws and regulations.

  As a result of these factors, we may experience cost overruns, construction delays and higher-than-anticipated start-up losses. We cannot guarantee that we will succeed in developing and constructing currently planned or additional communities or that any developed community will be economically successful.

  Our share ownership and certain other factors may impede a proposed takeover of our business. As of March 27, 2000, Mr. Baty, our Chief Executive Officer, controls about 33% of our outstanding common stock. Together, our directors and executive officers own over 63% of our outstanding common and preferred stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM 2. DESCRIPTION OF PROPERTY

 Communities

  Our assisted living communities generally consist of one- to three-story buildings and include common dining and social areas. Twenty-two of our operating communities offer some independent living services and four are operated as skilled nursing facilities. The table below summarizes current information regarding our currently operating communities.

                                            Emeritus
                                           Operations Units Beds
       Community             Location      Commenced   (a)  (b)        Interest
------------------------ ----------------- ---------- ----- ---- --------------------
Arizona
  Arbor at Olive Grove * Phoenix           Jun. 1994    98  111  Lease
  La Villita * (2)       Phoenix           Jun. 1994    87   87  First Refusal/Manage
  Loyalton of Flagstaff
   (3)                   Flagstaff         Jun. 1999    61   67  Option/Manage
  Loyalton of Phoenix
   (3)                   Phoenix           Jan. 1999   101  111  Option/Manage
  Scottsdale Royale ++   Scottsdale        Aug. 1994    63   63  Own
  Villa Ocotillo         Scottsdale        Sep. 1994   102  106  Own


California
  Creston Village ++     Paso Robles       Mar. 1998    97  107  Joint Venture
  Emerald Hills          Auburn            Jun. 1998    89   98  Lease
  Fulton Villa           Stockton          Apr. 1995    81   81  Own
  Laurel Place * ++ (2)  San Bernadino     Apr. 1996    70   71  Option/Manage
  Northbay Retirement ++ Fairfield         Apr. 1998   172  189  Joint Venture
  Rosewood Court         Fullerton         Mar. 1996    71   78  Lease
  The Terrace ++ (2)     Grand Terrace     Jan. 1996    87   87  Option/Manage
  Villa Del Rey *        Escondido         Mar. 1997    84   84  Own


Connecticut
  Cold Spring Commons *  Rocky Hill         May 1997    80   88  Lease


Delaware
  Gardens at White
   Chapel (2)            Newark            Sep. 1998    99  109  Option/Manage
  Green Meadows at Dover Dover             Oct. 1995    49   60  Lease


Florida
  The Allegro            St. Augustine     Sep. 1999   111  122  Manage
  Barrington Place (2)   LeCanto            May 1996    80  120  Option/Manage
  Beneva Park Club (2)   Sarasota          Jul. 1995    96  102  Option/Manage
  Central Park Village *
   ++ (2)                Orlando           Jul. 1995   179  193  Option/Manage
  College Park Club *
   (2)                   Bradenton         Jul. 1995    87   93  Option/Manage
  Colonial Park Club (3) Sarasota          Aug. 1996    90   90  Option/Manage
  Heritage Oaks          Tallahassee       Jan. 2000   120  132  Manage
  La Casa Grande         New Port Richey    May 1997   195  232  Own
  The Lodge at Mainlands
   (2)                   Pinellas Park     Aug. 1996   154  162  Option/Manage
  Madison Glen (2)       Clearwater         May 1996   130  154  First Refusal/Manage
  Park Club of Brandon
   (3)                   Brandon           Jul. 1995    90   88  Option/Manage
  Park Club of Ft. Myers
   (3)                   Ft. Myers         Jul. 1995    79   82  Option/Manage
  Park Club of Oakbridge
   (3)                   Lakeland          Jul. 1995    89   88  Option/Manage
  River Oaks             Englewood          May 1997   153  200  Own
  Springtree (2)         Sunrise            May 1996   180  246  Option/Manage
  Stanford Centre        Altamonte Springs  May 1997   118  181  Own

                                             Emeritus
                                            Operations Units Beds
          Community             Location    Commenced   (a)  (b)    Interest
----------------------------- ------------- ---------- ----- ---- -------------
Idaho
  Bestland Retirement ++      Coeur d'Alene Nov. 1996    82   85  Manage
  Highland Hills (3)          Pocatello     Oct. 1996    49   55  Option/Manage
  Juniper Meadows             Lewiston      Dec. 1997    80   88  Own
  Loyalton of Coeur d'Alene
   ++ (3)                     Coeur d'Alene Mar. 1996   104  114  Option/Manage
  Ridge Wind (3)              Chubbuck      Aug. 1996    80  106  Option/Manage
  Summer Wind                 Boise         Sep. 1995    49   53  Lease


Illinois
  Canterbury Ridge (4)        Urbana        Nov. 1998   101  111  Manage


Iowa
  Silver Pines                Cedar Rapids  Jan. 1995    80   80  Own


Kansas
  Elm Grove Estates (2)       Hutchinson    Jun. 1997   116  128  Option/Manage


Kentucky
  Stonecreek Lodge *          Louisville     May 1997    80   88  Lease


Maryland
  Emerald Estates             Baltimore     Nov. 1999   120  134  Manage
  Loyalton of Hagerstown (3)  Hagerstown    Sep. 1999   100  110  Option/Manage
  Martin's Glen               Essex         Feb. 1999    97  107  Manage


Massachusetts
  The Lodge at Eddy Pond      Auburn        Jan. 2000   108  110  Lease
  Meadow Lodge at Drum Hill * Chelmsford    Oct. 1997    80   88  Own
  The Pines at Tewksbury *
   (3)                        Tewksbury     Jan. 1996    49   65  Option/Manage
  Woods at Eddy Pond *        Auburn        Jun. 1997    80   88  Lease


Mississippi
  Loyalton of Biloxi (4)      Biloxi        Feb. 1999    83   91  Manage
  Loyalton of Hattiesburg     Hattiesburg   Aug. 1999    83   91  Manage
  Ridgeland Court *           Ridgeland     Aug. 1997    79   87  Joint Venture
  Silverleaf Manor            Meridian      Aug. 1998   101  111  Manage
  Trace Point                 Clinton       Nov. 1999   100  110  Manage


Missouri
  Autumn Ridge ++             Herculaneum   Jun. 1997    94   94  Manage


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
  Bellevue Manor (1)          Syracuse      Nov. 1996    90   90  Lease
  Colonie Manor (1)           Latham        Nov. 1996    94   94  Lease

                                             Emeritus
                                            Operations Units Beds
       Community              Location      Commenced   (a)  (b)    Interest
------------------------ ------------------ ---------- ----- ---- -------------
  East Side Manor (1)    Fayetteville       Nov. 1996    79   87  Lease
  Green Meadows at
   Painted Post (1)      Painted Post       Oct. 1995    73   96  Lease
  The Landing at
   Brockport             Brockport          Jul. 1999    84   92  Manage
  The Landing at
   Queensbury            Queenbury          Dec. 1999    84   92  Manage
  Loyalton of Lakewood
   (3)                   Lakewood           Sep. 1999    83   91  Option/Manage
  Perinton Park Manor
   (1)                   Fairport           Nov. 1996    78   86  Lease
  West Side Manor--
   Rochester (1)         Rochester          Nov. 1996    72   72  Lease
  West Side Manor--
   Syracuse (1)          Syracuse           Nov. 1996    77   79  Lease
  Woodland Manor (1)     Vestal             Nov. 1996    60  116  Lease


North Carolina
  Heritage Health Center
   #                     Hendersonville     Feb. 1996    67  135  Lease
  Heritage Hills
   Retirement Community
   ++                    Hendersonville     Feb. 1996    99   99  Own
  Heritage Lodge
   Assisted living       Hendersonville     Feb. 1996    20   24  Lease
  Pine Park Retirement
   Community ++          Hendersonville     Feb. 1996   110  110  Lease
  Pines of Goldsboro     Goldsboro          Nov. 1998   101  111  Manage


Ohio
  Brookside Estates (2)  Middleburg Heights Oct. 1998    99  101  Option/Manage
  Park Lane ++           Toledo             Jan. 1998    92  101  Manage


Oregon
  Meadowbrook (3)        Ontario            Jun. 1995    53   55  Option/Manage


Pennsylvania
  Green Meadows at
   Allentown             Allentown          Oct. 1995    76   97  Lease
  Green Meadows at
   Latrobe               Latrobe            Oct. 1995    84  125  Lease


South Carolina
  Anderson Place--The
   Summer House ++ (3)   Anderson           Oct. 1996    30   40  Option/Manage
  Anderson Place--The
   Village (3)           Anderson           Oct. 1996    75   75  Option/Manage
  Anderson Place--The
   Health Center # (3)   Anderson           Oct. 1996    22   44  Option/Manage
  Bellaire Place * (2)   Greenville         Jul. 1997    81   89  Option/Manage
  Countryside Park       Easley             Feb. 1996    48   66  Lease
  Countryside Village
   Assisted living       Easley             Feb. 1996    47   77  Lease
  Countryside Village
   Health Care Center #  Easley             Feb. 1996    24   44  Lease
  Countryside Village
   Retirement Center ++  Easley             Feb. 1996    75   78  Lease
  Skylyn Health Center # Spartanburg        Feb. 1996    26   48  Lease
  Skylyn Personal Care
   Center                Spartanburg        Feb. 1996    80  119  Lease
  Skylyn Retirement
   Community ++          Spartanburg        Feb. 1996   155  155  Lease
  York Care              York               Apr. 1997    50  100  Manage


Tennessee
  Walking Horse Meadows
   ++ * (2)              Clarksville        Jun. 1997    50   55  Option/Manage

                                         Emeritus
                                        Operations Units   Beds
       Community            Location    Commenced   (a)    (b)         Interest
------------------------ -------------- ---------- ------ ------ --------------------
Texas
  Amber Oaks * ++        San Antonio    Apr. 1997     155    267 Lease
  Cambria *              El Paso        Oct. 1996      79     87 Lease
  Dowlen Oaks (2)        Beaumont       Mar. 1997      79     87 Option/Manage
  Eastman Estates (2)    Longview       Jul. 1997      70     77 Option/Manage
  Elmbrook Estates (3)   Lubbock        Feb. 1997      79     87 Option/Manage
  Lakeridge Place (2)    Wichita Falls  Jul. 1997      80     88 Option/Manage
  Meadowlands Terrace *
   (2)                   Waco           Jul. 1997      71     78 First Refusal/Manage
  Myrtlewood Estates (2) San Angelo     Aug. 1997      79     87 Option/Manage
  The Palisades * ++     El Paso        Apr. 1997     158    215 Lease
  Redwood Springs ++     San Marcos     Apr. 1997      90     90 Lease
  Saddleridge Lodge (2)  Midland        Mar. 1997      79     87 Option/Manage
  Seville Estates * (2)  Amarillo       Mar. 1997      50     55 Option/Manage
  Sherwood Place *       Odessa         Oct. 1996      79     87 Lease
  Vickery Towers at
   Belmont ++            Dallas         Apr. 1995     301    331 Manage


Utah
  Emeritus Estates (2)   Ogden          Apr. 1998      83     91 Option/Manage


Virginia
  Carriage Hill
   Retirement            Bedford        Sep. 1994      88    134 Lease
  Cobblestones at
   Fairmont *            Manassas       Sep. 1996      75     82 Own
  Loyalton of Staunton
   (3)                   Staunton       Aug. 1999     101    111 Option/Manage
  Wilburn Gardens        Fredericksburg Jan. 1999     101    111 Manage


Washington
  Arbor Place at Silver
   Lake                  Everett        Jul. 1999     101    111 Manage
  Charlton Place         Tacoma         Jul. 1998      95    104 Manage
  Cooper George * ++     Spokane        Jun. 1996     141    159 Partnership
  Courtyard at the
   Willows *             Puyallup       Oct. 1997     100    110 Own
  Evergreen Lodge (3)    Federal Way    Apr. 1996      98    124 Option/Manage
  Fairhaven Estates *
   (3)                   Bellingham     Oct. 1996      50     55 Option/Manage
  Garrison Creek Lodge * Walla Walla    Jun. 1996      80     88 Lease
  Harbour Pointe Shores
   (2)                   Ocean Shores   Mar. 1997      50     55 Option/Manage
  The Hearthstone (3)    Moses Lake     Nov. 1996      84     92 Option/Manage
  The Hearthside         Issaquah       Feb. 2000      98     98 Own
  Kirkland Lodge         Kirkland       Feb. 1996      75     85 Own
  Renton Villa *         Renton         Sep. 1993      79     97 Lease
  Richland Gardens       Richland       Jul. 1998     100    110 Manage
  Seabrook *             Everett        Jun. 1994      60     62 Lease
  Van Vista/Columbia
   House                 Vancouver      Oct. 1997     100    100 Admin Services


Wyoming
  Park Place ++ (2)      Casper         Feb. 1996      60     60 Option/Manage
  Sierra Hills (4)       Cheyenne       Jun. 1998      83     91 Manage
Japan
  San Oaks               Kurashiki      Dec. 1999     116    116 Joint Venture
                                                   ------ ------
    Total Operating
     Communities                                   11,824 13,495
                                                   ====== ======

--------
 *   Near an existing or proposed Holiday facility.

 ++  Currently offers independent living services.

 #   Currently operates as a skilled nursing facility.

(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

(1) We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent third party.

(2) On December 31, 1998, an investor group acquired these communities from Meditrust. We hold an option or a right of first refusal to purchase the communities, expiring on July 3, 2001, at a formula price based on a specified return to the investor group. We manage the communities during the option term.

(3) On March 31, 1999, an investor group acquired these communities from Meditrust. We hold an option to purchase the communities, expiring on July 3, 2001, at a formula price based on a specified return to the investor group. We manage the communities during the option term.

(4) These communities are managed for two years or until they meet specified cash flow targets, whichever occurs first, at which time we lease them pursuant to pre-established terms.

 Development Communities

  The following table summarizes certain current information regarding communities under construction, which are communities where construction activities, such as groundbreaking activities, exterior construction or interior build-out, have commenced.

                                         Scheduled   Units Beds
       Community            Location      Opening     (a)  (b)  Site Interest
------------------------ -------------- ------------ ----- ---- -------------


                     Anticipated 2000 and 2001 Openings:


California
  Village at Granite Bay Granite Bay    2nd Qtr 2001  100  110  Joint Venture


Florida
  The Allegro at Fleming
   Island                Fleming Island 3rd Qtr 2000  100  110  Manage


Illinois
  Rockford               Rockford       2nd Qtr 2000  100  110  Manage


Ohio
  The Landing at Canton  Canton         4th Qtr 2000   84   92  Manage


New Jersey
  Loyalton of Cape May   Cape May       2nd Qtr 2001  100  110  Manage
                                                      ---  ---
Total 2000 and 2001
 Openings                                             484  532
                                                      ===  ===

--------
(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.
(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

  Our executive offices are located in Seattle, Washington, where we lease approximately 26,500 square feet of space. Our lease agreement includes a term of 10 years, expiring July 2006, with two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1999.

Executive Officers of the Registrant

  The following table presents certain information about our executive officers. There are no family relationships between any of the directors or executive officers.

        Name         Age                      Position
        ----         ---                      --------
 Daniel R. Baty.....  56 Chairman of the Board and Chief Executive Officer
 Kelly J. Price.....  31 Vice President, Finance, Chief Financial Officer,
                          Principal Accounting Officer and Secretary
 Sarah J. Curtis....  38 Vice President, Sales and Marketing
 Martin D. Roffe....  52 Vice President, Financial Planning
 Suzette McCanless..  51 Vice President, Operations--Eastern Division
 Russell G. Kubik...  46 Vice President, Operations--Central Division
 Gary S. Becker.....  52 Senior Vice President of Operations

  Daniel R. Baty, one of Emeritus's founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the chairman of the board of Holiday since 1987 and served as its chief executive officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as chairman of the board of Columbia Pacific and, since 1986, as chairman of the board of Columbia Management, both of which companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market.

  Kelly J. Price has served as Emeritus's Vice President since February 1997, as Chief Financial Officer and Secretary since September 1995 and as Principal Accounting Officer since February 1998. Prior to that, he was Emeritus' Director of Finance since January 1995. From September 1991, until joining Emeritus, Mr. Price was employed at Deloitte & Touche LLP in both the Management Consulting and Accounting practice. In March 2000, Mr. Price resigned his position as Chief Financial Officer, Principal Accounting Officer, and Secretary.

  Sarah J. Curtis joined Emeritus as Vice President of Sales and Marketing in March 1997. Prior to that, she had been National Director of Sales for Beverly Enterprises, Inc. since March 1996. From July 1991 until February 1996, Ms. Curtis was initially an Area Manager and then Regional Director of Sales and Marketing for the Southern Region of Hillhaven/Vencor Corporation.

  Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President, Financial Planning in October 1999. Mr. Roffe has 29 years experience in the Acute Care, Long Term Care, and Senior Housing industries. Prior to joining Emeritus, from May of 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for the Hillhaven Corporation, at which he also held the previous positions of Sr. Application Analyst and Director of Financial Planning, from January 1983 to April 1987. Prior to 1983, Mr. Roffe served in a Budget Director capacity for Acute Care Facilities.

  Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President, Operations--Eastern Division, in September 1999. Ms. McCanless has 21 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., at which she also held the previous positions of Administrator and Regional Director of Operations from June 1983 to March 1994. In the interim, Ms. McCanless worked for Delta

Health Group, from April 1994 to August 1995, as Regional Director of Operations, and at Hillhaven/Vencor Corporation as the Director of Operations from September of 1995 to June of 1996.

  Russell G. Kubik joined Emeritus as Central Division Director of Operations in April 1997 and was promoted to Vice President, Operations--Central Division, in September 1999. Mr. Kubik has 17 years of health care management experience. Prior to joining Emeritus, from 1994 to 1997, Mr. Kubik served as Regional Director of Operations for Sun Healthcare Group in the Seattle/Puget Sound area. From May 1992 to March 1994, Mr. Kubik worked as Regional Director of Operations for Beverly Enterprises, Inc. in Washington and Idaho.

  Gary S. Becker joined Emeritus as Western Division Director in January 1997. He was promoted to Vice President, Operations--Western Division, in September 1999 and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 28 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of Sunrise Healthcare Corp. From 1982 to October 1993 he was Vice President of Operations for the Mid-West division of the Hillhaven Corporation.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  Our common stock has been traded on the American Stock Exchange under the symbol "ESC" since November 21, 1995, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on AMEX.

                                                  High     Low
                                                -------- --------
         1997
         First Quarter......................... $13.5000 $11.1250
         Second Quarter........................ $16.2500 $11.5000
         Third Quarter......................... $15.5000 $13.8750
         Fourth Quarter........................ $16.2500 $11.8750

         1998
         First Quarter......................... $13.5000 $10.6875
         Second Quarter........................ $13.3750 $10.7500
         Third Quarter......................... $12.4375 $ 9.1250
         Fourth Quarter........................ $11.3750 $ 8.6250

         1999
         First Quarter......................... $15.1250 $11.3750
         Second Quarter........................ $12.1250 $ 9.7500
         Third Quarter......................... $10.0000 $ 7.5000
         Four Quarter.......................... $ 7.8125 $ 5.1250

  As of March 27, 2000, the number of record holders of our Common Stock was 151.

  We have never declared or paid any dividends on our Common Stock, and expect to retain any future earnings to finance the operation and expansion of our business. Future dividend payments will depend on our results of operations, financial condition, capital expenditure plans and other obligations and will be at the sole discretion of our Board of Directors. Certain of our existing leases and lending arrangements contain provisions that restrict our ability to pay dividends, and it is anticipated that the terms of future leases and debt financing arrangements may contain similar restrictions. Therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated statement of operations and consolidated balance sheet data set forth below, have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The historical results are not necessarily indicative of results to be expected for any future period.

                                        Year Ended December 31,
                              ------------------------------------------------
                                1995      1996      1997      1998      1999
                              --------  --------  --------  --------  --------
Consolidated Statements of
 Operations Data:
Total operating revenues....  $ 21,277  $ 68,926  $117,772  $151,820  $122,642
Total operating expenses....    22,149    74,053   139,323   171,405   124,821
Loss from operations........      (872)   (5,127)  (21,551)  (19,585)   (2,179)
Net interest and other
 expense....................    (6,815)   (3,075)   (6,660)   (9,194)  (18,525)
Extraordinary loss on
 extinguishment of debt.....    (1,267)      --        --       (937)     (333)
Cumulative effect of change
 in accounting principle....       --        --        --     (1,320)      --
                              --------  --------  --------  --------  --------
Net loss....................    (8,954)   (8,202)  (28,211)  (31,036)  (21,037)
Preferred stock dividends...       --        --        425     2,250     2,250
                              --------  --------  --------  --------  --------
  Net loss to common
   shareholders.............  $ (8,954) $ (8,202) $(28,636) $(33,286) $(23,287)
                              ========  ========  ========  ========  ========
Loss per common share before
 extraordinary item
 and cumulative effect of
 change in accounting
 principle--basic and
 diluted....................  $ (0.95)  $ (0.75)  $ (2.60)  $ (2.96)  $ (2.19)
Extraordinary loss per
 common share--basic
 and diluted................  $ (0.16)  $    --   $    --   $  (.09)  $  (.03)
Cumulative effect of change
 in accounting principle
 loss per common share--
 basic and diluted..........  $    --   $    --   $    --   $  (.12)  $    --
  Net loss per common
   share--basic and
   diluted..................  $  (1.11) $  (0.75) $  (2.60) $  (3.17) $  (2.22)
Weighted average number of
 common shares outstanding--
 basic and diluted..........     8,062    11,000    11,000    10,484    10,469

Consolidated Operating Data:
Communities operated........        22        69        99       113       129
Number of units.............     1,857     5,807     8,624     9,972    11,726
                                              December 31,
                              ------------------------------------------------
                                1995      1996      1997      1998      1999
                              --------  --------  --------  --------  --------
Consolidated Balance Sheet
 Data:
Cash and cash equivalents...  $  9,507  $ 23,039  $ 17,537  $ 11,442  $ 12,860
Working capital (deficit)...     4,091     9,757    12,074      (977)    6,828
Total assets................   115,635   158,038   228,573   192,870   198,370
Long-term debt, less current
 portion....................    66,814    60,260   108,117   119,674   128,319
Convertible debentures......       --     32,000    32,000    32,000    32,000
Redeemable preferred stock..       --        --     25,000    25,000    25,000
Shareholders' equity
 (deficit)..................    34,895    26,188     1,207   (45,964)  (37,290)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we held our initial public offering and began our expansion strategy.

  Until 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. Having achieved our growth objective, in 1998 and continuing in 1999 we substantially reduced our pace of acquisition and our development activities to concentrate on enhancing operations and increasing occupancy, which had been a secondary focus during this period of rapid expansion. Our focus on operations and occupancy yielded a nine-percentage point increase between both year-end 1997 and 1998, and year-end 1998 and 1999, to an ending occupancy of 90% at December 31, 1999, across our consolidated portfolio. Average occupancy increased four percentage points between 1997 and 1998 and 10 percentage points between 1998 and 1999 to 87% for 1999. Our total operated portfolio experienced a similar trend for ending occupancy increasing four percentage points to 82% at December 31, 1999 compared to 78% at December 31, 1998. We intend to continue our growth strategy by selectively acquiring and developing new communities with operating characteristics consistent with our current emphasis on maintaining high occupancy and enhancing our operating model and service offerings.

  The following table presents a summary of our community interests.

                                                  As of December 31,
                          ----------------------------------------------------------------------
                                1996              1997              1998              1999
                          ----------------  ----------------  ----------------  ----------------
                          Buildings Units   Buildings Units   Buildings Units   Buildings Units
                          --------- ------  --------- ------  --------- ------  --------- ------
Owned (4)...............      15     1,485      19     2,099      15     1,492      16     1,572
Leased (4)..............      53     4,165      76     6,124      52     3,937      40     3,302
Managed/Admin Services..       1        83       4       327      38     3,734      68     6,247
Joint
 Venture/Partnership....       2       162       1       140       8       809       5       605
                             ---    ------     ---    ------     ---    ------     ---    ------
  Operated Portfolio....      71     5,895     100     8,690     113     9,972     129    11,726
  Percentage Increase
   (1)..................     196%      170%     41%       47%     13%       15%     14%       18%
Pending Acquisitions....       8     1,028      --        --      --        --       2       206
New Developments (2)....      27     2,296      26     2,483      21     2,029       6       604
Minority Interest
 (Alert) (3)............      17       959      22     1,248      21     1,203      --        --
                             ---    ------     ---    ------     ---    ------     ---    ------
  Total.................     123    10,178     148    12,421     155    13,204     137    12,536
  Percentage Increase
   (Decrease) (1).......      95%       96%     20%       22%      5%        6%    (12%)      (5%)

--------
(1) The percentage increase (decrease) indicates the change from the preceding December 31.

(2) The six communities under development at December 31, 1999 are being developed by third parties, but will be managed by us upon completion.

(3)  In November 1999, we sold all our minority interest in Alert Care.

(4)  Included in our consolidated portfolio of communities.

  We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe generally that only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. Inflation or other circumstances that adversely affect seniors' ability to pay for assisted living services could therefore have an adverse effect on our business. All sources of revenue other than residents' private resources constitute less than 10% of our total revenues.

  We have incurred net operating losses and negative cash flows from operating activities since our inception. As of December 31, 1999 we had an accumulated deficit of approximately $103.8 million. These losses resulted from a number of factors, including:

  . the development of 60 and acquisition of 69 assisted living communities that incurred operating losses during the 12 to 24 month period after acquisition or development,

  . occupancy levels at our communities that were lower for longer periods than we originally anticipated,

  . financing costs that we incurred as a result of multiple financing and refinancing transactions,

  . refinancing transactions that increased the levels of our debt and our related interest expense, and

  . administrative and corporate expenses that we increased to facilitate our growth.

  During 1998, we decided to reduce acquisition and development activities and dispose of select communities that had been operating at a loss. We believe that slowing our acquisition and development activities has enabled us to use our resources more efficiently and increase our focus on enhancing community operations.

Results of Operations

  The following table sets forth, for the years indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from year to year.

                               Percentage of Revenues            Year-to-Year Percentage
                              Years Ended December 31,             Increase (Decrease)
                             --------------------------------    -----------------------------
                               1997        1998        1999       1997-1998        1998-1999
                             --------    --------    --------    -----------      ------------
   Total operating
    revenues...............       100 %       100 %       100 %              29 %            (19)%
   Expenses:
     Community operations..        70          73          64                34              (29)
     General and
      administrative.......         9           9          13                26               14
     Depreciation and
      amortization.........         6           4           5               (14)               5
     Rent..................        29          27          20                20              (39)
     Other.................         4         --          --                N/A              N/A
                             --------    --------    --------
   Total operating
    expenses...............       118         113         102                23              (27)
                             --------    --------    --------
     Loss from operations..       (18)        (13)         (2)               (9)             (89)
                             --------    --------    --------
   Other expense:
     Interest expense,
      net..................         6           9          11                69              --
     Impairment of
      securities...........       --          --            6               --               N/A
     Other, net............        (1)         (3)         (2)              531              (48)
   Extraordinary loss on
    early extinguishment of
    debt...................       --            1         --                N/A              (64)
   Cumulative effect of
    change in accounting
    principle..............       --            1         --                N/A             (100)
                             --------    --------    --------
   Net loss................       (24)%       (20)%       (17)%              10 %            (32)%

 Comparison of the Years Ended December 31, 1999 and 1998

  Total Operating Revenues. Total operating revenues decreased $29.2 million to $122.6 million for 1999 from $151.8 million for 1998, representing a 19% decrease. At December 31, 1998 and at March 31, 1999, we transferred our interests in a total of 41 owned and leased communities to others but continued to manage them under three year management agreements with rights of first refusal or options to acquire them in the future. As a result, we now receive management fees from these communities rather than the revenues arising from their operations. For 1998, these communities were responsible for $51.3 million in operating revenue while generating $2.7 million in management fees for the same period in 1999. This decrease in revenue was partially offset, however, by generally increasing levels of occupancy throughout our consolidated communities. Average occupancy of the 59 consolidated communities we own and lease for 1999 rose to 87% compared to 77% for the 99 owned and leased communities in the equivalent 1998 period, an increase of 10 percentage points.

  Community Operations. Community operating expenses decreased $32.4 million to $78.2 million for 1999 from $110.6 for 1998, representing a 29% decrease. As a percentage of total operating revenues, community operations decreased to 64% for 1999 compared to 73% for 1998. This reduction is primarily the result of the transfer of 41 of our previously leased and owned communities to management agreements, as discussed in "Total Operating Revenues" above. These communities were responsible for $39.8 million of community operating expenses as owned and leased communities in 1998; because 25 and 16 were managed communities during 1999 and the nine months ended December 31, 1999, respectively, we were no longer responsible for their operating expenses. This decrease was partially offset, however, by increased variable costs resulting from the significant occupancy gains in our communities and by increased sales and marketing costs. Our community operating margin, which we compute as community revenues less community operating expenses, has increased to 32.6% for 1999 compared to 25.4% for 1998. This improvement is, in part, because the 41 communities that we transferred to management agreements generally experienced lower margins than our communities as a whole and, in part, because of cost control measures that we instituted in 1998 that affected our remaining owned and leased communities.

  General and Administrative. General and administrative expenses increased $1.9 million to $15.5 million for 1999 from $13.6 million for 1998, representing a 14% increase. As a percentage of revenues, general and administrative expenses increased to 13% for 1999 compared to 9% for 1998. The increase of general and administrative costs as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above. The overall increase of $1.9 million is attributable to greater personnel costs to support our increasing number of communities as well as increased marketing costs to enhance occupancy.

  Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million to $6.0 million for 1999 from $5.7 million for 1998, representing a 5% increase. As a percentage of total revenue, depreciation and amortization expenses increased to 5% for 1999 as compared to 4% for 1998.

  Rent. Rent expense decreased $16.4 million to $25.1 million for 1999 from $41.5 million for 1998, representing a decrease of 39%. The decrease is primarily attributable to the transfer of 38 of our previously leased operating communities to management agreements as discussed above. These communities accounted for $18 million in rent expense for 1998. We leased an average of 43 communities in 1999, compared to an average of 76 in 1998. Rent as a percentage of revenues was 27% and 20% for 1998 and 1999, respectively.

  Interest Expense, Net of Interest Income. Interest expense, net of interest income nominally changed to $13.1 million for 1999 from $13.0 million for 1998, representing an increase of less than one percent. As a percentage of revenue, interest expense increased to 11% for 1999 as compared to 9% for 1998. This increase is primarily the result of an increase in mortgage interest expense due to the refinancing of several properties during 1999. The change in percentage of revenue is primarily the result of our decrease in revenues from the transfer of 41 of our communities as discussed above. In addition, total debt increased approximately $3 million to $170 million as of December 31, 1999 compared to $167 million as of December 31, 1998.

  Impairment of Investment Securities. Impairment of investment securities was $7.4 million for 1999. In 1999, we wrote down our investment in ARV as we concluded the decline in the fair market value of this investment was other than temporary.

  Other, Net. Other, net decreased $1.8 million to $2.0 million for 1999 from $3.8 million for 1998, representing a decrease of 48%. As a percentage of revenue, other, net, decreased to 2% in 1999 from 3% in 1998. The $1.8 million decrease results from the recognition of our portion of 1999 operating losses from two of our communities, gains realized on the sale of investment securities, and the disposition of communities in 1998 which did not occur in 1999.

  Extraordinary Item. We recognized extraordinary losses of approximately $333,000 and $937,000 for 1999 and 1998, respectively, resulting from the write-off of loan fees and other related costs in conjunction with the refinancing of several of our mortgage-financed communities.

  Cumulative Effect of Change in Accounting Principle. In 1998, we recognized the cumulative effect of a change in accounting principle of $1.3 million related to the early adoption of Statement of Position ("SOP") 98-5, "Reporting on Costs of Start-up Activities", which requires that costs of start-up activities and organization be expensed as incurred.

 Comparison of Years Ended December 31, 1997 and 1998

  Total Operating Revenues. Total operating revenues increased $34.0 million to $151.8 million for 1998, from $117.8 million for 1997, representing an increase of 29%. The increase was primarily due to increased occupancy throughout our communities. Occupancy at December 31, 1998 increased 9 percentage points to 81% compared to 72% as of December 31, 1997. Furthermore, average occupancy for 1998 was 77% compared to 73% for 1997, an increase of 4 percentage points. In addition to the increase in occupancy, we opened five newly developed communities in 1998, which accounted for a $3.0 million increase in revenue.

  Community Operating Expenses. Community operating expenses increased $27.8 million to $110.6 million for 1998 from $82.8 million for 1997, representing an increase 34%. As a percentage of total revenues, community operations increased to 73% for 1998 compared to 70% for 1997. These increases were the result of (1) increased labor costs due to the overall census increase throughout our communities, (2) the opening of five newly developed communities during 1998, (3) increased sales and marketing costs, and (4) the recording of start-up and organization costs as operating expenses in accordance with SOP 98-5, which would previously have been deferred and amortized.

  General and Administrative. General and administrative costs increased $2.8 million to $13.6 million for 1998 compared to $10.8 million for 1997, representing an increase of 26%. As a percentage of revenues, these costs have stayed relatively constant at 9% for 1998 and 1997. The overall increase of $2.8 million is primarily attributable to greater personnel costs due to our growth.

  Depreciation and Amortization. Depreciation and amortization expense decreased 14% to $5.7 million for 1998 from $6.6 million for 1997. As a percentage of total revenue, depreciation and amortization expense decreased to 4% for 1998 compared to 6% for 1997. The decrease is the result of expensing previously deferred start-up and organization costs in 1998 in accordance with SOP 98-5.

  Rent. Rent expense increased $6.8 million to $41.5 million for 1998 from $34.7 million for 1997, representing an increase of 20%. This increase is primarily attributable to the opening of five newly developed communities in 1998 and 20 in 1997. In addition, the increase is partly the result of lease provisions providing for additional payments based on a percentage of revenue in 1998. As a percentage of total revenue, rent expense decreased 2 percentage points to 27% for 1998 compared to 29% for 1997.

  Other. In 1997, we incurred $4.4 million of charges related to the termination of our tender offer for another company and changes in our operating structure. We did not have any similar charges in 1998.

  Interest Expense, Net. Interest expense increased $5.8 million to $14.2 million for 1998 from $8.4 million for 1997, representing an increase of 69%. As a percentage of revenue, interest expense increased 3 percentage points to 9% for 1998 compared to 6% for 1997. This increase is primarily the result of an increase in mortgage interest expense due to the refinancing of several properties during 1998. In addition, total debt increased approximately $11.0 million to $132.0 million as of December 31, 1998 compared to $121.0 million as of December 31, 1997.

  Other, Net. Other, net increased $3.2 million to $3.8 million for 1998 from approximately $600,000 for 1997, representing an increase of 531%. The increase is a result of gains realized on the sale of investment securities and the dispositions of communities.

  Extraordinary Item. We recognized an extraordinary loss of approximately $937,000 for 1998, representing the write-off of loan fees and other related costs of our early extinguishment of debt when we refinanced 10 communities.

  Cumulative Effect of Change in Accounting Principle. In 1998, we recognized the cumulative effect of a change in accounting principle of $1.3 million related to the early adoption of SOP 98-5, which requires that costs of start-up activities and organization be expensed as incurred. During 1998, we recorded a cumulative effect of a change in accounting principle of $1.3 million relating to the early adoption of SOP 98-5, which requires that costs of start-up activities and organization be expensed as incurred. We did not incur such a charge in 1997.

Same Community Comparison

  We operated 56 communities on a comparable basis during both the three months ended December 31, 1998 and 1999. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended December 31, 1998 and 1999.

                                                Three Months Ended December
                                                            31,
                                               ---------------------------------
                                                                 Dollar  Percent
                                                1998     1999    Change  Change
                                               -------  -------  ------  -------
                                                   (In thousands)
     Revenue.................................. $24,942  $26,876  $1,934      8 %
     Community operating expense..............  15,897   17,613   1,716     11
                                               -------  -------  ------    ---
     Community operating income...............   9,045    9,263     218      2
                                               -------  -------  ------    ---
     Depreciation and amortization............   1,029    1,270     241     23
     Rent.....................................   5,715    5,581    (134)    (2)
                                               -------  -------  ------    ---
     Operating income.........................   2,301    2,412     111      5
                                               -------  -------  ------    ---
     Interest expense, net....................  (2,338)  (2,549)   (211)     9
     Other expense, net.......................      (7)     (56)    (49)   700
                                               -------  -------  ------    ---
     Net loss................................. $   (44) $  (193) $ (149)   339 %
                                               =======  =======  ======    ===

  The same communities represented $26.9 million or 90% of our total operating revenue for the quarter ended December 31, 1999. Same community revenues increased $1.9 million or 8% to $26.9 million for the three months ended December 31, 1999 compared to $24.9 million for the comparable period in 1998. This increase in revenue is the result of increased occupancy at the same communities and monthly rate increases due to an expanded range of services offered at the communities. For the quarter ended December 31, 1999 occupancy increased 5% to 91% from 86% for the quarter ended December 31, 1998. In addition, revenue per occupied unit increased to $2,079 for the quarter ended December 31, 1999 compared to $2,023 for the quarter ended December 31, 1998. For the quarter ended December 31, 1999, we generated operating income of $2.4 million compared to an operating income of $2.3 million for the comparable period in 1998, an improvement of $0.1 million or 5%.

  For the full years 1998 and 1999, we operated 56 communities on a comparable basis. The following table sets forth a comparison of these same community results of operations, excluding general and administrative expenses for these two years.

                                                Year Ended December 31,
                                          --------------------------------------
                                                             Dollar   Percentage
                                           1998      1999    Change     Change
                                          -------  --------  -------  ----------
                                               (In thousands)
     Revenue............................. $91,902  $104,796  $12,894       14 %
     Community operating expense.........  60,675    66,990    6,315       10
                                          -------  --------  -------     ----
     Community operating income..........  31,227    37,806    6,579       21
                                          -------  --------  -------     ----
     Depreciation and amortization.......   3,829     4,830    1,001       26
     Rent................................  22,819    22,124     (695)      (3)
                                          -------  --------  -------     ----
     Operating income....................   4,579    10,852    6,273      137
                                          -------  --------  -------     ----
     Interest expense, net...............  (8,790)   (9,750)    (960)      11
     Other income (expense), net.........     217       (71)    (288)    (133)
                                          -------  --------  -------     ----
     Net loss............................ $(3,994) $  1,031  $ 5,025     (126)%

  These same communities represented $104.8 million or 85% of our total operating revenue for 1999. Same community revenues increased $12.9 million or 14% to $104.8 million for 1999 compared to $91.9 million for 1998. This increase in revenue is the result of increased occupancy for these same communities and monthly rate increases due to an expanded range of services offered at the communities. For 1999, occupancy increased 8 percentage points to 88% from 81% for 1998. In addition, revenue per occupied unit increased to $2,090 for 1999 compared to $2,004 for 1998. For 1999, we generated operating income of $10.9 million and net income of $1.0 million compared to operating income of $4.6 million and a net loss of $4.0 million for 1998, an improvement of approximately $5.0 million and more than 100% for both figures.

Liquidity and Capital Resources

  Cash Flows for the Year Ended December 31, 1999. For 1999, net cash used in operating activities was $12.5 million resulting primarily from our net loss of $21.0 million. We repurchased one of our previously leased facilities during the third quarter and incurred general property and equipment capital expenditures of $4.6 million, as well as an excess of $500,000 of construction expenditures on leased communities over construction advances for the year. These outflows of cash were offset by our March 31, 1999 transfer of 17 leased communities for $3.2 million as well as by proceeds on the sale of our office park of $500,000. In December 1999, we obtained net proceeds of $29.0 million from a preferred stock purchase by an investor group, of which $13.5 million is restricted for future acquisitions. As a result of this financing transaction, we increased our cash position at December 31, 1999 by a net of $1.4 million thereby creating working capital of $6.8 million.

  In March 1999, we disposed of leasehold interests in 17 of our buildings in the Meditrust restructuring transaction which produced net proceeds of $3.2 million as indicated above. In addition, this restructuring transaction has reduced our operating lease payments by a yearly amount of $7.6 million.

  In 1999, we purchased 163,700 shares of our common stock through public market transactions at an aggregate cost of $1.1 million.

  We have been and expect to continue to be dependent on third-party financing for our cash needs in connection with operating losses as well as with our acquisition and development of communities. There can be no assurance that financing for these requirements will be available to us on acceptable terms. Moreover, to the extent we acquire communities that do not generate positive cash flow, we may be required to seek additional capital or borrowings for working capital and liquidity purposes.

 Impact of Y2K

  We completed our Year 2000 remediation plans by the end of 1999, and have not experienced any significant disruptions to our financial or operating activities caused by failure of our computerized systems resulting from Year 2000 issues. Further, we have no information that indicates a significant vendor or service provider has experienced any significant disruptions to their financial or operating activities such that they would be unable to provide us goods or services. Furthermore, we have not received any notification from lenders or regulatory agencies indicating that a lender considers or may consider us to be in violation of a loan agreement, or significant regulatory action is being or may be taken against us as a result of Year 2000 issues.

 Impact of Inflation

  To date, we have not been significantly affected by inflation. It could, however, affect our future revenues and operating income due to our dependence on our senior resident population, most of whom rely on relatively fixed incomes to pay for our services. As a result, our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our earnings are affected by changes in interest rates as a result of our short- and long-term borrowings. We manage this risk by obtaining fixed-rate borrowings when possible. At December 31, 1999, our variable rate borrowings totaled $78.5 million. If market interest rates average 2% more in 2000 than they did in 1999, our interest expense would increase and income before taxes would decrease by $1.6 million. These amounts are determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of December 31, 1999 and do not consider changes in the actual level of borrowings that may occur subsequent to December 31, 1999. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and the Independent Auditors report are listed at
Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the caption "Executive Officers of the Registrant" in
Part I of this Form 10-K and under the captions "Election of Directors Nominees for Election" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement relating to its 2000 annual meeting of shareholders (the "Proxy Statement") is hereby incorporated by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as a part of the report:

    (1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                            Page
                                                                            ----
       Independent Auditors' Reports....................................... F-1
       Consolidated Balance Sheets......................................... F-3
       Consolidated Statements of Operations............................... F-4
       Consolidated Statements of Comprehensive Operations................. F-5
       Consolidated Statements of Cash Flows............................... F-6
       Consolidated Statements of Shareholders' Equity (Deficit)........... F-7
       Notes to Consolidated Financial Statements.......................... F-8

    (2) FINANCIAL STATEMENT SCHEDULES. Schedule II Valuation and Qualifying Accounts (contained on page F-21) Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

  (c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

 Number                            Description
 ------                            -----------
  3.1   Restated Articles of Incorporation of registrant (Exhibit 3.1).     (2)

  3.2   Amended and Restated Bylaws of the registrant (Exhibit 3.2).        (1)

  4.1   Forms of 6.25% Convertible Subordinated Debenture due 2006          (2)
        (Exhibit 4.1).

  4.2   Indenture dated February 15, 1996 between the registrant and        (2)
        Fleet National Bank ("Trustee") (Exhibit 4.2).

  4.3   Preferred Stock Purchase Agreement (including Designation of       (12)
        Rights and Preferences of Series A Convertible Exchangeable
        Redeemable Preferred Stock of Emeritus Corporation Agreement,
        Registration of Rights Agreement and Shareholders Agreement)
        dated October 24, 1997 between the registrant ("Seller") and
        Merit Partners, LLC ("Purchaser") (Exhibit 4.1).

 10.1   Amended and Restated 1995 Stock Incentive Plan (Exhibit 99.1).     (14)

 10.2   Stock Option Plan for Nonemployee Directors (Exhibit 10.2).         (2)

 10.3   Form of Indemnification Agreement for officers and directors of     (1)
        the registrant (Exhibit 10.3).

 10.4 Noncompetition Agreements entered into between the registrant and each of the following individuals:

 10.4.1 Daniel R. Baty (Exhibit 10.4.1), Raymond R. Brandstrom (Exhibit     (2)
        10.4.2) and Frank A. Ruffo (Exhibit 10.4.3).

 10.6   Form of Stock Purchase Agreement dated July 31, 1995, entered       (1)
        into between Daniel R. Baty and each of Michelle A. Bickford,
        Jean T. Fukuda, James S. Keller, George T. Lenes and Kelly J.
        Price (Exhibit 10.6).

 10.8   Scottsdale Royale in Scottsdale, Arizona, and Villa Ocotillo in
        Scottsdale, Arizona. The following agreements are representative of those executed in connection with these properties:

 10.8.1 Loan Agreement dated December 31, 1996 in the amount of             (5)
        $12,275,000 by the registrant ("Borrower") and Lender (Exhibit
        10.9.1).

 10.8.2 Promissory Note dated December 31, 1996 in the amount of            (5)
        $5,500,000 between the registrant to Bank United (the "Lender")
        with respect to Scottsdale Royale and Villa Ocotillo
        (Exhibit 10.9.3).

 10.8.3 Deed of Trust, Security Agreement, Assignment of Leases and         (5)
        Rents, and Fixture Filing (Financial Statement) dated as of
        December 31, 1996, by the registrant, as Trustor and debtor, to
        Chicago Title Insurance Company, as Trustee, for the benefit of the Lender, Beneficiary and secured party with respect to
        Scottsdale Royale and Villa Ocotillo (Exhibit 10.9.4).

 10.9   Rosewood Court in Fullerton, California, the Arbor at Olive
        Grove in Phoenix, Arizona, Renton Villa in Renton, Washington,
        Seabrook in Everett, Washington, Laurel Lake Estates in Vorhees,
        New Jersey, Green Meadows--Allentown in Allentown, Pennsylvania,
        Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted
        Post, New York, Heritage Health Center in Hendersonville, North
        Carolina. The following agreements are representative of those executed in connection with these properties:

 10.9.1 Lease Agreement dated March 29, 1996 between the registrant         (3)
        ("Lessee") and Health Care Property Investors, Inc. ("Lessor")
        (Exhibit 10.10.1).

 10.9.2 First Amendment Lease Agreement dated April 25, 1996 by and         (3)
        between the registrant ("Lessee") and Health Care Property
        Investors, Inc. ("Lessor") (Exhibit 10.10.2).

 10.11  Summer Wind in Boise, Idaho

 Number                            Description
 ------                            -----------
 10.12   Silver Pines (formerly Willowbrook) in Cedar Rapids, Iowa

 10.12.1 Purchase and Sale Agreement (including Real Estate Contract)      (1)
         dated January 4, 1995 between Jabo, Ltd. ("Jabo") and the
         registrant (Exhibit 10.19.1).

 10.12.2 Assignment and Assumption Agreement with respect to facility      (1)
         leases dated as of January 17, 1995 by and between Jabo, as
         Assignor, and the registrant, as Assignee (Exhibit 10.19.2).

 10.13   The Palisades in El Paso, Texas, Amber Oaks in San Antonio,
         Texas and Redwood Springs in San Marcos, Texas. The following agreements are representative of those executed in connection with these properties.

 10.13.1 Lease Agreement dated April 1, 1997 between ESC III, L.P.         (6)
         D/B/A Texas-ESC III, L.P. ("Lessee") and Texas HCP Holding ,
         L.P. ("Lessor") (Exhibit 10.4.1).

 10.13.2 First Amendment to Lease Agreement dated April 1, 1997 between    (6)
         Lessee and Texas HCP Holding , L.P. Lessor (Exhibit 10.4.2).

 10.13.3 Guaranty dated April 1, 1997 by the registrant ("Guarantor")      (6)
         in favor of Texas HCP Holding, L.P. (Exhibit 10.4.3)

 10.13.4 Assignment Agreement dated April 1, 1997 between the              (6)
         registrant ("Assignor") and Texas HCP Holding , L.P.
         ("Assignee") (Exhibit 10.4.4).

 10.11.1 Lease Agreement dated as of August 31, 1995 between AHP of        (1)
         Washington, Inc. and the registrant (Exhibit 10.18.1).

 10.11.2 First Amended Lease Agreement dated as of December 31, 1996 by    (5)
         and between the registrant and AHP of Washington, Inc.
         (Exhibit 10.16.2).

 10.14   Carriage Hill Retirement in Bedford, Virginia

 10.14.1 Lease Agreement dated August 31, 1994 between the registrant,      (1)
         as Tenant, and Carriage Hill Retirement of Virginia, Ltd. as
         Landlord (Exhibit 10.23.1).

 10.14.2 Supplemental Lease Agreement dated September 2, 1994 (Exhibit      (1)
         10.23.2).

 10.15   Green Meadows Communities

 10.15.1 Consent to Assignment of and First Amendment to Asset Purchase    (1)
         Agreement dated September 1, 1995 among the registrant, The
         Standish Care Company and Painted Post Partnership, Allentown
         Personal Car General Partnership, Unity Partnership, Saulsbury
         General Partnership and P. Jules Patt (collectively, the
         "Partnerships"), together with Asset Purchase Agreement dated
         July 27, 1995 among The Standish Care Company and the
         Partnerships (Exhibit 10.24.1).

 10.15.2 Agreement to Provide Administrative Services to an Adult Home     (1)
         dated October 23, 1995 between the registrant and P. Jules
         Patt and Pamela J. Patt (Exhibit 10.24.6).

 10.15.3 Assignment Agreement dated October 19, 1995 between the           (1)
         registrant, HCPI Trust and Health Care Property Investors,
         Inc. (Exhibit 10.24.8).

 10.15.4 Assignment and Assumption Agreement dated August 31, 1995         (1)
         between the registrant and The Standish Care Company (Exhibit
         10.24.9).

 10.15.5 Guaranty dated October 19, 1995 by Daniel R. Baty in favor of     (1)
         Health Care Property Investors, Inc., and HCPI Trust (Exhibit
         10.24.10).

 10.15.6 Guaranty dated October 19, 1995 by the registrant in favor of     (1)
         Health Care Property Investors, Inc. (Exhibit 10.24.11).

 10.15.7 Second Amendment to Agreement to provide Administrative          (10)
         Services to an Adult Home dated January 1, 1997 between
         Painted Post Partners and the registrant (Exhibit 10.2).

 10.16   Carolina Communities

  Number                            Description
  ------                            -----------
 10.16.1  Lease Agreement dated January 26, 1996 between the registrant     (2)
          and HCPI Trust with respect to Countryside Facility (Exhibit
          10.23.1).

 10.16.3  Promissory Note dated as of January 26, 1996 in the amount of     (2)
          $3,991,190 from Heritage Hills Retirement, Inc. ("Borrower") to
          Health Care Property Investors, Inc. ("Lender") (Exhibit
          10.23.4).

 10.16.4  Loan Agreement dated January 26, 1996 between the Borrower and    (2)
          the Lender (Exhibit 10.23.5).

 10.16.5  Guaranty dated January 26, 1996 by the registrant in favor of     (2)
          the Borrower (Exhibit 10.23.6).

 10.16.6  Deed of Trust with Assignment of Rents, Security Agreement and    (2)
          Fixture Filing dated as of January 26, 1996 by and among
          Heritage Hills Retirement, Inc. ("Grantor"), Chicago Title
          Insurance Company ("Trustee") and Health Care Property
          Investor, Inc. ("Beneficiary") (Exhibit 10.23.7).

 10.16.7  Lease Agreement dated as of January 26, 1996 between the          (2)
          registrant and Health Care Property Investor, Inc. with respect to Heritage Lodge Facility (Exhibit 10.23.8).

 10.16.8  Lease Agreement dated as of January 26, 1996 between the          (2)
          registrant and Health Care Property Investor, Inc. with respect to Pine Park Facility (Exhibit 10.23.9).

 10.16.9  Lease Agreement dated January 26, 1996 between the registrant     (2)
          and HCPI Trust with respect to Skylyn Facility (Exhibit
          10.23.10).

 10.16.10 Lease Agreement dated January 26, 1996 between the registrant     (2)
          and HCPI Trust with respect to Summit Place Facility (Exhibit
          10.23.11).

 10.16.11 Amendment to Deed of Trust dated April 25, 1996 between           (5)
          Heritage Hills Retirement, Inc. ("Grantor"), and Health Care
          Property Investors, Inc. ("Beneficiary") (Exhibit 10.21.12).

 10.17    Development Property in Fairfield, California

 10.17.1  Loan Agreement in the amount of $12,800,000 dated January 10,     (5)
          1997, between Fairfield Retirement Center, LLC ("Borrower") and the Finova Capital Corporation ("Lender") (Exhibit 10.31.1).

 10.17.2  Promissory Note dated January 10, 1997 in the amount of           (5)
          $12,800,000 between Fairfield Retirement Center, LLC
          ("Borrower") and Finova Capital Corporation ("Lender")
          (Exhibit 10.31.2).

 10.17.3  Deed of Trust, Security Agreement, Assignment of Leases and       (5)
          Rents and Fixture Filing dated January 10, 1997 between
          Fairfield Retirement Center, LLC ("Trustor"), Chicago Title
          Company ("Trustee") and Finova Capital Corporation
          ("Beneficiary") (Exhibit 10.31.3).

 10.17.4  Guaranty Agreement dated January 10, 1997 between the             (5)
          registrant ("Guarantor") and Finova Capital Corporation
          ("Lender") (Exhibit 10.31.4).

 10.18    Garrison Creek Lodge in Walla Walla, Washington, Cambria in El
          Paso Texas, and Sherwood Place in Odessa, Texas. The following agreements are representative of those executed in connection with these properties:

 10.18.1  Lease Agreement dated July, August and September 1996 between     (4)
          the registrant ("Lessee") and American Health Properties, Inc.
          ("Lessor") (Exhibit 10.3.1).

 10.18.2  First Amendment to Lease Agreement dated December 31, 1996        (5)
          between the registrant ("Lessee") and AHP of Washington, Inc.,
          ("Lessor") (Exhibit 10.35.2).

 10.19    Cobblestone at Fairmont in Manassas, Virginia

 10.19.1  Loan Agreement effective as of October 26, 1995 between the       (1)
          registrant and Health Care REIT, Inc. (Exhibit 10.42.1).

 Number                            Description
 ------                            -----------
 10.19.2 Deed of Trust, Security Agreement, Assignment of Leases and        (1)
         Rents and Fixture Filing dated as of October 26, 1995 by the registrant to Health Care REIT, Inc. (Exhibit 10.42.2).

 10.19.3 Note dated October 26, 1995 from the registrant to Health Care     (1)
         REIT, Inc. (Exhibit 10.42.3).

 10.19.4 Unconditional and Continuing Guaranty dated as of October 26,      (1)
         1995 by Daniel R. Baty in favor of Health Care REIT, Inc.
         (Exhibit 10.42.4).

 10.20   Rosewood Court in Fullerton, California, The Arbor at Olive
         Grove in Phoenix, Arizona, Renton Villa in Renton, Washington,
         Seabrook in Everett, Washington and Laurel Lake Estates in
         Voorhees, New Jersey, Green Meadows--Allentown in Allentown,
         Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green
         Meadows--Latrobe in Latrobe, Pennsylvania, Green Meadows--
         Painted Post in Painted Post, New York. The following agreements are representative of those executed in connection with these properties:

 10.20.1 Second Amended Lease Agreement dated as of December 30, 1996 by    (5)
         and between the registrant and Health Care Property Investors,
         Inc. (Exhibit 10.37.1).

 10.21   Cooper George Partners Limited Partnership

 10.21.1 Deed of Trust, Trust Indenture, Assignment, Assignment of         (15)
         Rents, Security Agreement, Including Fixture Filing and
         Financing Statement dated June 30, 1998 between Cooper George
         Partners Limited Partnership ("Grantor"), Chicago Title
         Insurance Company ("Trustee") and Deutsche Bank AG, New York
         Branch ("Beneficiary") (Exhibit 10.3.1)

 10.21.2 Partnership Interest Purchase Agreement dated June 4, 1998        (15)
         between Emeritus Real Estate LLC IV ("Seller") and Columbia
         Pacific Master Fund 98 General Partnership ("Buyer") (Exhibit
         10.3.2).

 10.21.3 Credit Agreement dated June 30, 1998 between Cooper George        (15)
         Partners Limited Partnership ("Borrower") and Deutsche Bank AG,
         New York Branch ("Lender") (Exhibit 10.3.3).

 10.21.4 Amended and Restated Agreement of Limited Partnership of Cooper   (15)
         George Partners Limited Partnership dated June 29, 1998 between
         Columbia Pacific Master Fund '98 General Partnership, Emeritus
         Real Estate IV, L.L.C. and Bella Torre De Pisa Limited
         Partnership (Exhibit 10.3.4).

 10.21.5 Guaranty and Limited Indemnity Agreement dated June 30, 1998      (15)
         between Daniel R. Baty ("Guarantor") and Deutsche Bank AG, New
         York Branch ("Lender") (Exhibit 10.3.6).

 10.21.6 Promissory Note dated June 30, 1998 between Cooper George         (15)
         Limited Partnership ("Borrower") and Deutsche Bank, AG, New
         York Branch ("Lender") (Exhibit 10.3.7)

 10.22   Registration Rights Agreement dated February 8, 1996 with          (2)
         respect to the registrant's 6.25% Convertible Subordinated
         Debentures due 2006 (Exhibit 10.44).

 10.23   Registration Rights Agreement dated February 8, 1996 with          (2)
         respect to the registrant's 6.25% Convertible Subordinated
         Debentures due 2006 (Exhibit 10.45).

 10.24   Office Lease Agreement dated April 29, 1996 between Martin         (3)
         Selig ("Lessor") and the registrant ("Lessee") (Exhibit 10.8).

 10.25   Colonie Manor in Latham, New York, Bassett Manor in
         Williamsville, New York, West Side Manor in Liverpool, New
         York, Bellevue Manor in Syracuse, New York, Perinton Park Manor in Fairport, New York, Bassett Park Manor in Williamsville, New
         York, Woodland Manor in Vestal, New York, East Side Manor in
         Fayetteville, New York and West Side Manor in Rochester, New
         York. The following agreement is representative of those executed in connection with these properties:

 10.25.1 Lease Agreement dated September 1, 1996 between Philip Wegman      (4)
         ("Landlord") and Painted Post Partners ("Tenant") (Exhibit
         10.4.1).

 Number                            Description
 ------                            -----------
 10.25.2 Agreement to Provide Administrative Services to an Adult Home      (4)
         dated September 2, 1996 between the registrant and Painted Post
         Partners ("Operator") (Exhibit 10.4.2).

 10.25.3 First Amendment to Agreement to Provide Administrative Services   (10)
         to an Adult Home dated January 1, 1997 between Painted Post
         Partners and the registrant (Exhibit 10.1).

 10.26   Columbia House Communities.

 10.26.1 Management Services Agreement between the Registrant               (4)
         ("Manager") and Columbia House, LLC ("Lessee") dated November
         1, 1996 with respect to Camlu Retirement (Exhibit 10.6.1).

 10.26.2 Management Services Agreement dated January 1, 19998 between      (13)
         the registrant ("Manager") and Columbia House LLC ("Lessee")
         with respect to York Care.

 10.26.3 Commercial Lease Agreement dated January 13, 1997 between          (6)
         Albert M. Lynch ("Landlord") and Columbia House, LLC ("Tenant")
         with respect to York Care (Exhibit 10.3.2).

 10.26.4 Management Services Agreement dated June 1, 1997 between the       (9)
         registrant ("Manager") and Columbia House LLC ("Owner") with respect to Autumn Ridge (Exhibit 10.3.1).

 10.26.5 Agreement to Provide Accounting and Administrative Services       (12)
         dated October 1, 1997 between Acorn Service Corporation
         ("Administrator") and Vancouver Housing, L.L.C., ("Manager")
         with respect to Van Vista and Columbia House (Exhibit 10.6.1).

 10.26.6 Assignment and First Amendment to Agreement to Provide            (13)
         Management Services dated September 1, 1997 between the
         registrant, Columbia House, L.L.C., Acorn Service Corporation
         and Camlu Coeur d'Alene, L.L.C. with respect to Camlu.

 10.26.7 Assignment and First Amendment to Agreement to Provide            (13)
         Management Services dated September 1, 1997 between the
         registrant, Columbia House, L.L.C., Acorn Service Corporation
         and Autumn Ridge Herculaneum, L.L.C. with respect to Autumn
         Ridge.

 10.26.8 Management Services Agreement dated January 1, 1998 between the   (13)
         registrant ("Manager") and Columbia House LLC ("Owner") with respect to Park Lane.

 10.27   Vickery Towers in Dallas, Texas

 10.27.1 Partnership Interest Purchase and Sale Agreement dated June 4,    (15)
         1998 between ESC GP II, Inc. and Emeritus Properties IV, Inc.
         (together "Seller") and Columbia Pacific Master Fund 98 General
         Partnership and Daniel R. Baty (together "Purchaser") (Exhibit
         10.4.1).

 10.27.2 Amended and Restated Agreement of Limited Partnership of ESC      (15)
         II, LP dated June 30, 1998 between Columbia Pacific Master Fund
         '98 General Partnership and Daniel R. Baty (Exhibit 10.4.2).

 10.27.3 Agreement to Provide Management Services To An Independent and    (15)
         Assisted Living Facility dated June 30, 1998 between ESC II, LP
         ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).

 10.28   Concorde in Las Vegas, Nevada

 10.28.1 Purchase and Sale Agreement dated July 9, 1996 between the         (5)
         registrant ("Purchaser") and Sunday Estates, Inc. ("Seller")
         (Exhibit 10.56.1).

 10.28.2 First Amendment to Purchase and Sale Agreement dated July 11,      (5)
         1996 between the registrant the Seller (Exhibit 10.56.2).

 10.29   Development Properties in Auburn, Massachusetts, Louisville,
         Kentucky and Rocky Hill, Connecticut. The following agreements are representative of those executed in connection with these properties:

 10.29.1 Lease Agreement dated February 1996 between the registrant         (5)
         ("Lessee") and LM Auburn Assisted Living LLC, and LM Louisville
         Assisted Living LLC, ("Landlords") with respect to the
         development properties in Auburn and Louisville (Exhibit
         10.58.1).


 Number                             Description
 ------                             -----------
 10.29.2 Amended and Restated Lease Agreement dated February 26, 1996       (5)
         between the registrant ("Lessee") and LM Rocky Hill Assisted
         Living Limited Partnership, ("Landlord") with respect to the development property in Rocky Hill (Exhibit 10.58.2).

 10.29.3 Lease Agreement dated October 10, 1996 between the registrant      (5)
         ("Lessee") and LM Chelmsford Assisted Living LLC, ("Landlord")
         with respect to the development property in Chelmsford (Exhibit
         10.58.3).

 10.29.4 Promissory Note in the amount of $1,255,000 dated December 1996    (5)
         between the registrant ("Lender") and LM Auburn Assisted Living
         LLC, ("Borrower") with respect to the development property in
         Auburn (Exhibit 10.58.4).

 10.29.5 Promissory Note in the amount of $1,450,000 dated January 1997     (5)
         between the registrant ("Lender") and LM Louisville Assisted
         Living LLC, ("Borrower") with respect to the development
         property in Louisville (Exhibit 10.58.5).

 10.29.6 Promissory Note in the amount of $1,275,000 dated January 1997     (5)
         between the registrant ("Lender") and LM Rocky Hill Assisted
         Living Limited Liability Partnership, ("Borrower") with respect to the development property in Rocky Hill (Exhibit 10.58.6).

 10.29.7 Promissory Note in the amount of $300,000 dated January 1997       (5)
         between the registrant ("Lender") and LM Chelmsford Assisted
         Living LLC, ("Borrower") with respect to the development
         property in Chelmsford (Exhibit 10.58.7).

 10.30   Development Properties in Cheyenne, Wyoming and Auburn,
         California. The following agreements are representative of those executed in connection with these properties.

 10.30.1 Management Agreement dated May 30, 1997 between Willard            (9)
         Holdings, Inc., ("Owner") and the registrant ("Manager")
         (Exhibit 10.5.1).

 10.30.2 Lease Agreement dated May 30, 1997 between Willard Holdings,       (9)
         Inc., ("Lessor") and the registrant ("Lessee") (Exhibit 10.5.2).

 10.31 Senior Management Employment Agreements and Amendments entered into between the registrant and each of the following individuals:

 10.31.1 Frank A. Ruffo (Exhibit 10.6.2), Kelly J. Price (Exhibit           (9)
         10.6.3), Gary D. Witte (Exhibit 10.6.4), Sarah J. Curtis
         (Exhibit 10.6.4) and Raymond R. Brandstrom (Exhibit 10.6.5).

 10.31.2 Raymond R. Brandstrom (Exhibit 10.11.1), Gary D. Witte ( Exhibit   (9)
         10.11.2), Frank A. Ruffo (Exhibit 10.11.3), Sarah J. Curtis
         (Exhibit 10.11.4) and Kelly J. Price (Exhibit 10.11.5)

 10.32   La Casa Grande in New Port Richey, Florida, River Oaks in
         Englewood, Florida, and Stanford Centre in Altamonte Springs,
         Florida. The following agreements are representative of those executed in connection with these properties.

 10.32.1 Stock Purchase Agreement dated September 30, 1996 between Wayne    (7)
         Voegele, Jerome Lang, Ronald Carlson, Thomas Stanford, Frank
         McMillan, Lonnie Carlson, and Carla Holweger ("Seller") and the
         registrant ("Purchaser") with respect to La Casa Grande (Exhibit
         10.1).

 10.32.2 First Amendment to Stock Purchase Agreement dated January 31,      (7)
         1997 between the Seller and the registrant with respect to La
         Case Grande (Exhibit 10.2).

 10.32.3 Stock Purchase Agreement dated September 30, 1996 between the      (7)
         Seller and the registrant with respect to River Oaks (Exhibit
         10.3).

 10.32.4 First Amendment to Stock Purchase Agreement dated January 31,      (7)
         1997 between the Seller and the registrant with respect to River
         Oaks (Exhibit 10.4).

 10.32.5 Stock Purchase Agreement dated September 30, 1996 between the      (7)
         Seller and the registrant with respect to Stanford Centre
         (Exhibit 10.5).

 10.32.6 First Amendment to Stock Purchase Agreement dated January 31,      (7)
         1997 between the Seller and the registrant with respect to
         Stanford Centre (Exhibit 10.6).

 Number                            Description
 ------                            -----------
 10.33   Painted Post Partnership

 10.33.1 Painted Post Partners Partnership Agreement dated October 1,       (1)
         1995 (Exhibit 10.24.7).

 10.33.2 First Amendment to Painted Post Partners Partnership Agreement     (5)
         dated October 22, 1996 between Daniel R. Baty and Raymond R.
         Brandstrom (Exhibit 10.20.20).

 10.33.3 Indemnity Agreement dated November 3, 1996 between the            (10)
         registrant and Painted Post Partners (Exhibit 10.3).

 10.33.4 First Amendment to Indemnity Agreement dated January 1, 1997      (10)
         between the registrant and Painted Post Partners (Exhibit
         10.4).

 10.33.5 Undertaking and Indemnity Agreement dated October 23, 1995        (10)
         between the registrant, P. Jules Patt and Pamela J. Patt and
         Painted Post Partnership (Exhibit 10.5).

 10.33.6 First Amendment to Undertaking and Indemnity Agreement dated      (10)
         January 1, 1997 between Painted post Partners and the
         registrant (Exhibit 10.6).

 10.33.7 First Amendment to Non-Competition Agreement between the          (11)
         registrant and Daniel R. Baty (Exhibit 10.1.1) and Raymond R.
         Brandstrom (Exhibit 10.1.2).

 10.34   Ridgeland Court in Ridgeland, Mississippi

 10.34.1 Master Agreement and Subordination Agreement dated September 5,   (12)
         1997 between the registrant, Emeritus Properties I, Inc., and
         Mississippi Baptist health Systems, Inc. (Exhibit 10.1.1).

 10.34.2 License Agreement dated September 5, 1997 between the             (12)
         registrant and its subsidiary and affiliated corporations and
         Mississippi Baptist health Systems, Inc. (Exhibit 10.1.2).

 10.34.3 Economic Interest Assignment Agreement and Subordination          (12)
         Agreement dated September 5, 1997 between the registrant,
         Emeritus Properties I, Inc., and Mississippi Baptist Health
         Systems, Inc. (Exhibit 10.1.3).

 10.34.4 Operating Agreement for Ridgeland Assisted Living, L.L.C. dated   (16)
         December 23, 1998 between the registrant, Emeritust Properties
         XI, L.L.C. and Mississippi Baptist Medical Enterprises, Inc.
         (Exhibit 10.46.4)

 10.34.5 Purchase and Sale Agreement dated December 23, 1998 between the   (16)
         registrant and Meditrust Company LLC. (Exhibit 10.46.5)

 10.35   Development Property in Urbana, Illinois.

 10.35.1 Lease Agreement dated September 10, 1997 between ALCO IV,         (12)
         L.L.C. ("Lessor") and the registrant ("Lessee") (Exhibit
         10.2.1).

 10.35.2 Management Agreement dated September 10, 1997 between the         (12)
         registrant ("Manager" and ALCO IV, L.L.C. ("Owner") (Exhibit
         10.2.2).

 10.36   Amendment to Office Lease Agreement dated September 6, 1996       (13)
         between Martin Selig ("Lessor") and the registrant.

 10.37   Villa Del Rey in Escondido, California

 10.37.1 Purchase and Sale Agreement dated December 19, 1996 between the    (6)
         registrant ("Purchaser") and Northwest Retirement ("Seller")
         (Exhibit 10.1.1).

 10.38   Development Property in Paso Robles, California

 10.38.1 Agreement of TDC/Emeritus Paso Robles Associates dated June 1,     (6)
         1995 between the registrant and TDC Convalescent, Inc. (Exhibit
         10.2.1).

 10.38.2 Loan Agreement in the amount of $6,000,000 dated February 15,      (6)
         1997 between Finova Capital Corporation ("Lender") and
         TDC/Emeritus Paso Robles Associates ("Borrower")
         (Exhibit 10.2.2).

 Number                            Description
 ------                            -----------
 10.38.3 Promissory Note dated February 28, 1997 in the amount of           (6)
         $6,000,000 between Finova Capital Corporation ("Lender") and
         TDC/Emeritus Paso Robles Associates ("Borrower")
         (Exhibit 10.2.3).

 10.38.4 Deed of Trust, Security Agreement, Assignment of Leases and        (6)
         Rents and Fixture Filing dated February 18, 1997 between
         TDC/Emeritus Paso Robles Associates ("Trustor"), Chicago Title
         Company ("Trustee") and Finova Capital Corporation
         ("Beneficiary") (Exhibit 10.2.4).

 10.38.5 Guaranty between TDC Convalescent, Inc. ("Guarantor") and          (6)
         Finova Capital Corporation (Exhibit 10.2.5).

 10.38.6 Guaranty between the registrant ("Guarantor") and Finova           (6)
         Capital Corporation (Exhibit 10.2.6).

 10.39   Development Property in Staunton, Virginia

 10.39.1 Purchase and Sale Agreement dated February 5, 1997 between        (13)
         Greencastle Retirement Partners, L.L.C. ("Purchaser") and Gail
         G. Brown ("Seller"). (Exhibit 10.72.1)

 10.39.2 Assignment and Assumption of Purchase and Sale Agreement dated    (13)
         February 12, 1997 between Greencastle Retirement Partners,
         L.L.C. and the registrant.

 10.40   Development Property in Jamestown New York

 10.40.1 Purchase Agreement dated December 12, 1996 between June           (13)
         Fagerstrom ("Seller") and Wegman Family LLC ("Buyer"). (Exhibit
         10.73.1)

 10.40.2 Assignment and Assumption Agreement dated December 30, 1997       (13)
         between Wegman Family LLC ("Assignor") and Painted Post
         Partners ("Assignee"). (Exhibit 10.73.2)

 10.41   Development Property in Danville, Illinois

 10.41.1 Purchase and Sale Agreement dated October 14, 1997 between        (13)
         South Bay Partners, Inc. ("Purchaser") and Elks Lodge No. 332,
         BPOE ("Seller"). (Exhibit 10.74.1)

 10.41.2 Assignment and Assumption of Purchase and Sale Agreement dated    (13)
         October 21, 1997 between South Bay Partners, Inc. and the
         registrant. (Exhibit 10.74.2)

 10.42   Development Property in Biloxi, Mississippi

 10.42.1 Management Agreement dated December 18, 1997 between the          (13)
         registrant ("Manager") and ALCO VII, L.L.C. ("Owner"). (Exhibit
         10.75.1)

 10.43   Sanyo Electric Co., Ltd.

 10.43.1 Agreement entered into on May 30, 1996 between the registrant     (13)
         and Sanyo Electric Co., Ltd. for the interest in jointly
         entering the development, construction and /or operation of the
         Senior Housing Business in Japan. (Exhibit 10.76.1)

 10.43.2 Joint Venture Agreement entered into on July 9, 1997, between     (13)
         the registrant and Sanyo Electric Co., Ltd. (Exhibit 10.76.2)

 10.44   Lakeridge Place in Wichita Falls, Texas, Meadowlands Terrace in
         Waco, Texas, Saddleridge Lodge in Midland, Texas and Sherwood
         Place in Odessa, Texas. The following agreements are representative of those executed in connection with these properties.

 10.44.1 Management and Consulting Agreement dated February 1, 1998        (13)
         between ESC I, L.P., and XL Management Company L.L.C. (Exhibit
         10.78.1)

 10.45   1998 Employee Stock Purchase Plan (Exhibit 99.2)                  (14)

 10.46   River Oaks in Englewood, California, Stanford Center in
         Alamonte Springs, La Casa Grande in New Port Richey, Florida,
         Silver Pines in Cedar Rapids, Iowa, Villa Del Rey in Escondido,
         California, Spring Meadows in Bozeman, Montana, Juniper Meadows in Lewiston, Idaho and Fulton Villa in Stockton, California.


 Number                            Description
 ------                            -----------
 10.46.1 Credit Agreement dated April 29, 1998 between Emeritus            (15)
         Properties II, Inc., Emeritus Properties V, Inc., and Emeritus
         Properties VII, Inc. ("Borrowers") and Deutsche Bank AG, New
         York Branch ("Lender"). (Exhibit 10.2.1)

 10.46.2 Amended and Restated Guaranty and Limited Indemnity Agreement     (15)
         dated June 30, 1998 between Emeritus Corporation ("Guarantor")
         and Deutsche Bank AG ("Lender"). (Exhibit 10.2.2)

 10.46.3 Amendment to Credit Agreement and Restatement of Article IX       (15)
         dated June 30, 1998 between Emeritus Properties II, Inc.,
         Emeritus Properties III, Inc., Emeritus Properties V and
         Emeritus Properties VII, Inc. (together "Borrowers") and
         Deutsche Bank AG ("Lender"). (Exhibit 10.2.3)

 10.46.4 Guaranty and Limited Indemnity Agreement dated April 29, 1998     (15)
         between Emeritus Corporation ("Grantor") and Deutsche Bank AG,
         New York Branch ("Lender"). (Exhibit 10.2.4)

 10.46.5 Promissory Note dated June 30, 1998 between Emeritus Properties   (15)
         III, Inc. ("Borrower") and Deutsche Bank AG, New York Branch
         ("Lender"). (Exhibit 10.2.5)

 10.46.6 Future Advance Promissory Note dated April 29, 1998 between       (15)
         Emeritus Properties V, Inc. ("Borrower") and Deutsche Bank AG,
         New York Branch ("Lender"). (Exhibit 10.2.6)

 10.47   Courtyard at the Willows In Puyallup, Washington

 10.47.1 Deed of Trust, Trust Indenture, Assignment, Assignment of         (15)
         Rents, Security Agreement, Including Fixture Filing and
         Financing Statement dated June 30, 1998 between Emeritus
         Properties III, Inc. ("Grantor") and Chicago Title Insurance
         Company ("Trustee") and Deutsche Bank AG, New York Branch
         ("Beneficiary"). (Exhibit 10.7.1)

 10.47.2 Mortgage, Open-End Mortgage, Advance Money Mortgage, Trust        (15)
         Deed, Deed Of Trust, Trust Indenture, Assignment, Assignment of
         Rents, Security Agreement, Including Fixture Filing and
         Financing Statement dated June 30, 1998 between Emeritus
         Properties III, Inc. ("Grantor, Mortgagor") and Deutsche Bank,
         AG, New York Branch. (Exhibit 10.7.2)

 10.48   Silver Pines in Cedar Rapids, Iowa, Spring Meadows in Bozeman,
         Montana and Juniper Meadows in Lewiston, Idaho.

 10.48.1 Promissory Note dated April 29, 1998 between Emeritus             (15)
         Properties II ("Borrower") and Deutsche Bank AG, New York
         Branch. (Exhibit 10.8.1)

 10.49   Richland Gardens in Richland, Washington, Charlton Place in
         Tacoma Washington, The Pines of Goldsboro in Goldsboro, North
         Carolina, Silverleaf Manor in Meridian, Mississippi and Wilburn
         Gardens in Fredericksburg, Virginia. The following agreement is representative of those executed in connection with these properties.

 10.49.1 Agreement To Provide Management Services To An Assisted Living    (15)
         Facility dated February 2, 1998 between Richland Assisted,
         L.L.C. ("Owner") and Acorn Service Corporation ("Manager").
         (Exhibit 10.9.1)

 10.50   Richland Gardens in Richland, Washington, The Pines of
         Goldsboro in Goldsboro, North Carolina, Silverleaf Manor in
         Meridian, Mississippi, Wilburn Gardens in Fredericksburg,
         Virginia and Park Lane in Toledo, Ohio. The following agreement is representative of those executed in connection with these properties.

 10.50.1 Marketing Agreement dated February 2, 1998 between Acorn          (15)
         Service Corporation ("Acorn") and Richland Assisted, L.L.C.
         ("RALLC"). (Exhibit 10.10.1)

 10.51   Kirkland Lodge in Kirkland, Washington

 10.51.1 Purchase and Sale Agreement dated December 23, 1998 between the   (16)
         registrant and Meditrust Company LLC. (Exhibit 10.46.5)


 Number                            Description
 ------                            -----------
 10.51.2 Loan Agreement dated December 28, 1998 between Emeritus           (16)
         Properties X, L.L.C and Guaranty Federal Bank. (Exhibit
         10.65.2)

 10.51.3 Promissory Note Agreement dated December 28, 1998 between         (16)
         Emeritus Properties X, L.L.C and Guaranty Federal Bank.
         (Exhibit 10.65.3)

 10.51.4 Guaranty Agreement dated December 28, 1998 between the            (16)
         registrant and Guaranty Federal Bank. (Exhibit 10.65.3)

 10.52   Emeritrust Communities

 10.52.1 Purchase and Sale Agreement dated December 30, 1998 between the   (16)
         registrant, Emeritus Properties VI, Inc., ESC I, L.P. and AL
         Investors LLC. (Exhibit 10.66.1)

 10.52.2 Supplemental Purchase Agreement in Connection with Purchase of    (16)
         Facilities dated December 30, 1998 between the registrant,
         Emeritus Properties I, Inc. Emeritus Properties VI, Inc., ESC
         I, L.P. and AL Investors LLC. (Exhibit 10.66.2)

 10.52.3 Management Agreement with Option to Purchase dated December 30,   (16)
         1998 between the registrant, Emeritus Management I LP, Emeritus
         Properties I, Inc, ESC I, L.P., Emeritus Management LLC and AL
         Investors LLC. (Exhibit 10.66.3)

 10.52.4 Guaranty of Management Agreement and Shortfall Funding            (16)
         Agreement dated December 30, 1998 between the registrant and AL
         Investors LLC. (Exhibit 10.66.4)

 10.52.5 Put and Purchase Agreement dated December 30, 1998 between        (16)
         Daniel R. Baty and AL Investors LLC. (Exhibit 10.66.5) Second
         Emeritrust

 10.53   Emeritrust II Communities

 10.53.1 Supplemental Purchase Agreement in Connection with Purchase of    (17)
         Facilities (AL II--14 Operating Facilities) dated March 26,1999 between the registrant, Emeritus Properties I, Inc. ESC G.G. I,
         Inc., ESC I, L.P. and AL Investors II LLC (Exhibit 10.1.1).

 10.53.2 Management Agreement with Option to Purchase (AL II--14           (17)
         Operating Facilities) dated March 26, 1999 between the
         registrant, Emeritus Management I LP, Emeritus Properties I,
         Inc., ESC G.P. I, Inc., ESC I, L.P., Emeritus Management LLC
         and AL Investors II LLC (Exhibit 10.1.2).

 10.53.3 Guaranty of Management Agreement (AL II--14 Operating             (17)
         Facilities) dated March 26,199 between the registrant and AL
         Investors II LLC (Exhibit 10.1.3).

 10.53.4 Supplemental Purchase Agreement in Connection with Purchase of    (17)
         Facilities (AL II--5 Development Facilities) dated March 26,
         1999 between the registrant, Emeritus Properties I, Inc. and AL
         Investors Development LLC (Exhibit 10.1.4).

 10.53.5 Management Agreement with Option to Purchase (AL II--5            (17)
         Development Facilities) dated March 26, 1999 between the
         registrant, Emeritus Properties I, Inc., Emeritus Management
         LLC and AL Investors Development LLC (Exhibit 10.1.5).

 10.53.6 Guaranty of Management Agreement and Shortfall Funding            (17)
         Agreement (AL II--5 Development Facilities) dated March 26,
         1999 between the registrant and AL Investors Development LLC
         (Exhibit 10.1.6).

 10.53.7 Put and Purchase Agreement (AL II Holdings--14 Operating          (17)
         Facilities and 5 Development Facilities) dated March 26, 1999 between Daniel R. Baty and AL II Holdings LLC, AL Investors II
         LLC and AL Investors Development LLC (Exhibit 10.1.7).

 10.54   Meadow Lodge at Drum Lodge Hill in Chelmsford, Massachusetts

 10.54.1 Purchase and Sales Agreement dated April 23, 1999 between LM      (18)
         Chelmsford Assisted Living, LLC ("Seller") and the registrant
         ("purchaser") (Exhibit 10.1.1).


 Number                            Description
 ------                            -----------
 10.55   Meadow Lodge at Drum Hill in Chelmsford, Massachusetts,
         Cobblestones at Fairmont in Manassas, Virginia, Kirkland Lodge
         in Kirkland, Washington and Ridgeland Pointe in Ridgeland,
         Mississippi. The following agreements are representative of those executed in conjunction with these properties.

 10.55.1 Fixed Rate Noted dated September 29, 1999 between Amresco         (18)
         Capital, L.P. ("Payee") and the registrant ("Maker") (Exhibit
         10.2.1).

 10.55.2 Mortgage and Security Agreement dated September 29, 1999          (18)
         between Amresco Capital, L.P. (Mortgagee") and the registrant
         ("mortgagor") (Exhibit 10.2.2).

 10.56   Series B Preferred Stock Purchase Agreement dated as of           (19)
         December 10, 1999 between Emeritus Corporation and Saratoga
         Partners IV, L.P. (Exhibit 4.1)

 10.57   Designation of Rights and Preferences of Series B Convertible     (19)
         Preferred Stock as filed with the Secretary of State of
         Washington on December 29, 1999 (Exhibit 4.2)

 10.58   Shareholders Agreement dated as of December 30, 1999 among        (19)
         Emeritus Corporation, Daniel R. Baty, B.F., Limited Partnership
         and Saratoga Partners IV, L.P. (Exhibit 4.3)

 10.59   Registration Rights Agreement dated as of December 30, 1999       (19)
         between Emeritus Corporation and Saratoga Partners IV, L.P.
         (Exhibit 4.4)

 10.60   Investment Agreement dated as of December 30, 1999 among          (19)
         Emeritus Corporation, Daniel R. Baty, B.F., Limited Partnership
         and Saratoga Partners IV, L.P., Saratoga Partners IV, L.P. and
         Saratoga Management Company LLC. (Exhibit 4.5)

 21.1    Subsidiaries of the registrant.                                   (20)

 23.1    Consent of KPMG LLP.                                              (20)

 27.1    Financial Data Schedule.                                          (20)

--------
 (1) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.


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


(15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998


(16) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.


(17) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.


(18) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.


(19) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2000.


(20) Filed herewith.

                                   SIGNATURES

  Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Emeritus Corporation
                                          (Registrant)

Dated: March 30, 2000

                     Signature                                Title
                     ---------                                -----


               /s/ Daniel R. Baty                   Chief Executive Officer
       ______________________________________        and Chairman of the Board
                   Daniel R. Baty

               /s/ Kelly J. Price                   Chief Financial Officer,
       ______________________________________        Vice President, Finance
                   Kelly J. Price                    and Principal Accounting
                                                     Officer

           /s/ Raymond R. Brandstrom                Director
       ______________________________________
               Raymond R. Brandstrom

               /s/ Patrick Carter                   Director
       ______________________________________
                   Patrick Carter

             /s/ William E. Colson                  Director
       ______________________________________
                 William E. Colson

               /s/ David Hamamoto                   Director
       ______________________________________
                   David Hamamoto

                /s/ Motoharu Iue                    Director
       ______________________________________
                    Motoharu Iue

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------


Independent Auditors' Reports........................................    F-1


Consolidated Balance Sheets as of December 31, 1998 and 1999.........    F-3


Consolidated Statements of Operations for the years ended December
 31, 1997, 1998 and 1999.............................................    F-4


Consolidated Statements of Comprehensive Operations for the years
 ended December 31, 1997, 1998 and 1999..............................    F-5


Consolidated Statements of Cash Flows for the years ended December
 31, 1997, 1998 and 1999.............................................    F-6


Consolidated Statements of Shareholders' Equity (Deficit) for the
 years ended December 31, 1997, 1998 and 1999........................    F-7


Notes to Consolidated Financial Statements...........................    F-8


Schedule II--Valuation and Qualifying Accounts.......................   F-21

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Emeritus Corporation:

  We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, in 1998 the Company changed its method of accounting for start-up costs and organization costs.

                                          /s/ KPMG LLP

Seattle, Washington
February 23, 2000

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
Emeritus Corporation:

  Under date of February 23, 2000, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1999, as contained in the 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, in 1998 the Company changed its method of accounting for start-up costs and organization costs.

                                          /s/ KPMG LLP

Seattle, Washington
February 23, 2000

                              EMERITUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -------------------
                                                             1998      1999
                                                           --------  ---------
                                                             (In thousands,
                                                           except share data)
                          ASSETS
                          ------


Current assets:
 Cash and cash equivalents................................ $ 11,442  $  12,860
 Short-term investments...................................    4,491      1,134
 Current portion of restricted deposits...................    2,160        381
 Trade accounts receivable, net...........................    2,235      1,895
 Other receivables........................................    5,944      9,309
 Prepaid expenses and other current assets................    5,719      2,714
 Property held for sale...................................    3,661      7,531
                                                           --------  ---------
   Total current assets...................................   35,652     35,824
                                                           ========  =========
 Property and equipment, net..............................  128,659    128,828
 Property held for development............................    1,855      2,204
 Notes receivable from and investments in affiliates......   10,247      2,915
 Restricted cash..........................................      --      13,500
 Restricted deposits, less current portion................    6,271      6,148
 Lease acquisition costs, net.............................    6,558      5,907
 Other assets, net........................................    3,628      3,044
                                                           --------  ---------
   Total assets........................................... $192,870  $ 198,370
                                                           ========  =========


          LIABILITIES AND SHAREHOLDERS' DEFICIT
          -------------------------------------


Current liabilities:
 Short-term borrowings.................................... $  5,000  $   1,000
 Current portion of long-term debt........................    7,591      8,601
 Margin loan on short-term investments....................    2,324        --
 Trade accounts payable...................................    7,115      3,634
 Accrued employee compensation and benefits...............    3,386      3,507
 Accrued interest.........................................    2,320      2,797
 Accrued real estate taxes................................    2,915      2,034
 Other accrued expenses...................................    4,991      6,899
 Other current liabilities................................      987        524
                                                           --------  ---------
   Total current liabilities..............................   36,629     28,996
                                                           --------  ---------
 Deferred rent                                                4,352      1,887
 Deferred gains on sales of communities...................   19,483     18,590
 Deferred income..........................................      216        153
 Convertible debentures...................................   32,000     32,000
 Long-term debt, less current portion.....................  119,674    128,319
 Security deposits and other long-term liabilities........      570        132
                                                           --------  ---------
   Total liabilities......................................  212,924    210,077
                                                           --------  ---------
 Minority interests.......................................      910        583
 Redeemable preferred stock...............................   25,000     25,000
Shareholders' deficit:
 Preferred stock, $.0001 par value. Authorized 70,000
  shares; issued and outstanding none and 30,000 at
  December 31, 1998 and December 31, 1999, respectively...      --         --
 Common stock, $.0001 par value. Authorized 40,000,000
  shares; issued and outstanding 10,484,050 and
  10,323,950 shares at December 31, 1998 and 1999,
  respectively............................................        1          1
 Additional paid-in capital...............................   38,995     66,916
 Accumulated other comprehensive loss.....................   (4,420)      (380)
 Accumulated deficit......................................  (80,540)  (103,827)
                                                           --------  ---------
   Total shareholders' deficit............................  (45,964)   (37,290)
                                                           --------  ---------
   Total liabilities and shareholders' deficit............ $192,870  $ 198,370
                                                           ========  =========

          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
                                                 (In thousands, except per
                                                        share data)
Revenues:
  Community revenue............................. $114,299  $148,226  $116,063
  Other service fees............................    3,370     2,796     1,683
  Management fees...............................      103       798     4,896
                                                 --------  --------  --------
    Total operating revenues....................  117,772   151,820   122,642
                                                 --------  --------  --------


Expenses:
  Community operations..........................   82,783   110,569    78,193
  General and administrative....................   10,819    13,615    15,468
  Depreciation and amortization.................    6,644     5,722     6,025
  Rent..........................................   34,651    41,499    25,135
  Other.........................................    4,426       --        --
                                                 --------  --------  --------
    Total operating expenses....................  139,323   171,405   124,821
                                                 --------  --------  --------
    Loss from operations........................  (21,551)  (19,585)   (2,179)
                                                 --------  --------  --------


Other income (expense):
  Interest income...............................    1,157     1,151       670
  Interest expense..............................   (8,427)  (14,192)  (13,751)
  Impairment of investment securities...........      --        --     (7,429)
  Other, net....................................      610     3,847     1,985
                                                 --------  --------  --------
Net other expense...............................   (6,660)   (9,194)  (18,525)
                                                 --------  --------  --------
Loss before extraordinary item and cumulative
 effect of change in accounting principle.......  (28,211)  (28,779)  (20,704)
                                                 --------  --------  --------
Extraordinary loss on early extinguishment of
 debt...........................................      --       (937)     (333)
Cumulative effect of change in accounting
 principle......................................      --     (1,320)      --
                                                 --------  --------  --------
Net loss........................................  (28,211)  (31,036)  (21,037)
                                                 ========  ========  ========
Preferred stock dividends.......................      425     2,250     2,250
                                                 --------  --------  --------
Net loss to common shareholders................. $(28,636) $(33,286) $(23,287)
                                                 ========  ========  ========
Loss per common share before extraordinary item
 and cumulative effect of change in accounting
 principle--basic and diluted................... $  (2.60) $  (2.96) $  (2.19)
Extraordinary loss per common share--basic and
 diluted........................................ $    --   $   (.09) $   (.03)
Cumulative effect of change in accounting
 principle loss per common share--basic and
 diluted........................................ $    --   $   (.12) $    --
Net loss per common share--basic and diluted     $  (2.60) $  (3.17) $  (2.22)
Weighted average number of common shares
 outstanding--basic and diluted.................   11,000    10,484    10,469
                                                 ========  ========  ========

          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                         (In thousands)
Net loss.......................................... $(28,211) $(31,036) $(21,037)
Other comprehensive income (loss):
  Foreign currency translation adjustments........       (4)      (17)       20
Unrealized gains (losses) on investment
 securities:
  Unrealized holding gains (losses) arising during
   the period.....................................    4,015    (7,955)   (3,409)
  Reclassification for (gains) losses included in
   net loss.......................................      --       (459)    7,429
                                                   --------  --------  --------
    Total other comprehensive income (loss).......    4,011    (8,431)    4,040
                                                   --------  --------  --------
Comprehensive loss................................ $(24,200) $(39,467) $(16,997)
                                                   ========  ========  ========




          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................  $(28,211) $(31,036) $(21,037)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.................     7,759     6,407     6,845
   Amortization of deferred gains and income.....    (1,887)   (2,345)     (363)
   Allowance for bad debts.......................       317       695       693
   Extraordinary loss on early extinguishment of
    debt.........................................       --        937       333
   Cumulative effect of change in accounting
    principle....................................       --      1,320       --
   Impairment of investment securities...........       --        --      7,429
   Other.........................................       (75)      317      (191)
 Changes in operating assets and liabilities:
   Trade accounts receivable.....................      (699)     (771)      (75)
   Other receivables.............................       533    (3,026)   (3,679)
   Prepaid expenses and other current assets.....      (947)      (12)    2,176
   Trade accounts payable........................    (2,166)    4,992    (3,480)
   Accrued employee compensation and benefits....       853      (515)      121
   Accrued interest..............................       692       508       477
   Accrued real estate taxes.....................     1,645       975      (881)
   Other accrued expenses........................      (969)   (1,770)     (322)
   Other current liabilities.....................       384      (157)     (463)
   Security deposits and other long-term
    liabilities..................................       293      (768)     (435)
   Deferred rent.................................     4,812       702       308
                                                   --------  --------  --------
     Net cash used in operating activities.......   (17,666)  (23,547)  (12,544)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment...........   (17,471)  (28,612)  (12,875)
 Acquisition of property held for development....   (22,743)   (1,780)     (560)
 Proceeds from sale of property and equipment....    28,675    33,182     3,705
 Purchase of investment securities...............   (13,285)     (557)      (50)
 Proceeds from the sale of investment
  securities.....................................     3,207     5,421       --
 Construction advances--leased communities.......    25,139    25,613    17,295
 Construction expenditures--leased communities...   (31,101)  (22,586)  (17,794)
 Increase in restricted cash.....................       --        --    (13,500)
 Repayments from and investments in affiliates...    (4,188)   (9,529)   (1,000)
 Sale of investments in affiliates...............       --      4,092     8,177
                                                   --------  --------  --------
     Net cash provided by (used in) investing
      activities.................................   (31,767)    5,244   (16,602)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in restricted deposits.................    (3,014)     (647)      (39)
 Proceeds from (repayment of) short-term
  borrowings, net................................     9,165    (1,841)   (6,324)
 Proceeds from long-term borrowings..............    44,597   105,179    27,355
 Repayment of long-term borrowings...............   (29,023)  (82,019)  (17,700)
 Increase in lease acquisition and deferred
  financing costs................................    (2,452)   (2,235)      --
 Proceeds from sale of redeemable preferred
  stock..........................................    25,000       --        --
 Proceeds from sale of preferred stock...........       --        --     28,981
 Repurchase of common stock......................      (341)   (5,406)   (1,100)
 Other...........................................         3      (806)     (629)
                                                   --------  --------  --------
     Net cash provided by financing activities...    43,935    12,225    30,544
                                                   --------  --------  --------
Effect of exchange rate changes on cash..........        (4)      (17)       20
Net increase (decrease) in cash and cash
 equivalents.....................................    (5,502)   (6,095)    1,418
Cash and cash equivalents at beginning of year...    23,039    17,537    11,442
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 17,537  $ 11,442  $ 12,860
                                                   ========  ========  ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest..........  $  9,444  $ 12,999  $ 13,273


NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of business and controlling
  interest in a partnership:
   Assets acquired...............................  $ 37,347  $  6,232       --
   Liabilities assumed...........................    36,997     4,798       --
   Transfer of property held for development to
    property and equipment.......................    26,345       --        --
   Transfer of property and equipment to property
    held for sale................................     8,202     1,450     6,307
   Assumption of debt by buyer through
    disposition of property......................       --    (14,800)      --
   Vehicles acquired through debt financing......     2,375       --        --

          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                          Preferred stock    Common stock                 Accumulated                  Total
                          ---------------- ------------------ Additional     other                 shareholders'
                           Number            Number            paid-in   comprehensive Accumulated    equity
                          of shares Amount of shares   Amount  capital   income (loss)   deficit     (deficit)
                          --------- ------ ----------  ------ ---------- ------------- ----------- -------------
                                                    (In thousands, except share data)
Balances at December 31,
 1996...................      --     $--   11,000,000   $  1   $44,787      $    18     $ (18,618)   $ 26,188
Unrealized gain on
 investment securities..      --      --          --     --        --         3,997           --        3,997
Foreign currency
 translation
 adjustment.............      --      --          --     --        --            (4)          --           (4)
Repurchase of common
 stock..................      --      --     (25,600)    --       (341)         --            --         (341)
Stock options
 exercised..............      --      --          250    --          3          --            --            3
Preferred stock
 dividends..............      --      --          --     --        --           --           (425)       (425)
Net loss for the year
 ended December 31,
 1997...................      --      --          --     --        --           --        (28,211)    (28,211)
                           ------    ----  ----------   ----   -------      -------     ---------    --------
Balances at December 31,
 1997...................      --      --   10,974,650      1    44,449        4,011       (47,254)      1,207
Unrealized loss on
 investment securities..      --      --          --     --        --        (8,414)          --       (8,414)
Foreign currency
 translation
 adjustment.............      --      --          --     --        --           (17)          --          (17)
Repurchase of common
 stock..................      --      --     (491,600)   --     (5,466)         --            --       (5,466)
Stock options
 exercised..............      --      --        1,000    --         12          --            --          --
Preferred stock
 dividends..............      --      --          --     --        --           --         (2,250)     (2,250)
Net loss for the year
 ended December 31,
 1998...................      --      --          --     --        --           --        (31,036)    (31,036)
                           ------    ----  ----------   ----   -------      -------     ---------    --------
Balances at December 31,
 1998...................      --      --   10,484,050      1    38,995       (4,420)      (80,540)    (45,964)
Unrealized loss on
 investment securities..      --      --          --     --        --        (3,409)          --       (3,409)
Impairment of investment
 securities.............      --      --          --     --        --         7,429           --        7,429
Foreign currency
 translation
 adjustment.............      --      --          --     --        --            20           --           20
Repurchase of common
 stock..................      --      --     (163,700)   --     (1,100)         --            --       (1,100)
Proceeds from sale of
 preferred stock, net...   30,000     --          --     --     28,981          --            --       28,981
Stock options
 exercised..............      --      --        3,600    --         40          --            --           40
Preferred stock
 dividends..............      --      --          --     --        --           --         (2,250)     (2,250)
Net loss for the year
 ended December 31,
 1999...................      --      --          --     --        --           --        (21,037)    (21,037)
                           ------    ----  ----------   ----   -------      -------     ---------    --------
Balances at December 31,
 1999...................   30,000    $--   10,323,950   $  1   $66,916      $  (380)    $(103,827)   $(37,290)
                           ======    ====  ==========   ====   =======      =======     =========    ========

          See accompanying notes to consolidated financial statements.

                             EMERITUS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

 Description of Business

  Emeritus Corporation ("Emeritus" or the "Company") is a nationally integrated assisted living organization focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens that need help with the activities of daily living, with an emphasis on assisted living and personal care services. The Company also provides management services to third-party and related-party owners of assisted living communities.

 Basis of Presentation and Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of limited liability companies and partnerships have been consolidated where the Company maintains effective control over such entities assets and operations, not-withstanding a lack of technical majority ownership. All significant intercompany balances and transactions have been eliminated in consolidation.

 Revenue Recognition

  Operating revenue consists of resident fee revenue and management services revenue. Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied. Service fees paid by residents for assisted-living and other related services and management fees are recognized in the period services are rendered. Management services revenue is comprised of revenue from management contracts and is recognized in the month in which it is earned in accordance with the terms of the management contract. The Securities and Exchange Commission recently issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition", to be effective in the second quarter of 2000. The Company does not anticipate that compliance with SAB 101 will result in a material change to current revenue recognition policies.

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

  For long-lived assets, including property and equipment, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets' reported net book values. The carrying values of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed discounted future cash flows expected to be generated by such assets. Assets to be disposed of are reported at the lower of their carrying amount or fair market value less costs to sell.

                             EMERITUS CORPORATION

 Investments

  Investment securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of any related tax effect, are excluded from results of operations and are reported as a component of other comprehensive income (loss).

  Investments in 20% to 50% owned affiliates are accounted for under the equity method except where lack of voting power exists. Investments in less than 20% owned entities are accounted for under the cost method unless the Company exercises significant influence by means other than ownership.

 Intangible Assets

  Intangible assets, which are comprised of deferred financing costs, (included in other assets) as well as lease acquisition costs are amortized on the straight-line method over the term of the related debt or lease agreement.

 Income Taxes

  Deferred income taxes are provided based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

 Deferred Rent

  Deferred rent primarily represents lease incentives that are deferred and amortized using the straight-line method over the terms of the associated leases.

 Deferred Gains on Sales of Communities

  Deferred gains on sales of communities consist of deferred gains on sale/leaseback transactions and deferred gains on sale transactions. The deferred gains on sale/leaseback transactions are amortized using the straight-line method over the lives of the associated leases. The Company has no continuing involvement in communities that it has sold and leased back outside of operating the communities. The deferred gains on sales will be maintained at their current balance until the Company discontinues its involvement in the ownership of the related communities.

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

                             EMERITUS CORPORATION

 Net Loss Per Share

  Basic net income (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net income
(loss) per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of the Company includes convertible debentures, redeemable and non-redeemable convertible preferred stock, as well as stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

 Comprehensive Income (Loss)

  Comprehensive income (loss) consists of net income and other gains and losses effecting shareholder's equity, which under generally accepted accounting principles are excluded from results of operations. For the Company, these consist of unrealized gains and losses on investment securities and foreign currency translation adjustments, net of related tax effect.

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

 Reclassifications

Certain reclassifications of the 1997 and 1998 amounts have been made to conform to the 1999 presentation.

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

(3) Restricted Deposits

  Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REITs") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company. As of December 31, 1998 and 1999, the Company had $8.4 million and $6.5 million in restricted deposits, respectively.

                             EMERITUS CORPORATION

(4) Property and Equipment

  Property and equipment consist of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (In thousands)
       Land and improvements................................. $ 11,881 $ 11,456
       Buildings and improvements............................  108,221  112,256
       Furniture and equipment...............................   11,321   12,007
       Vehicles..............................................    2,760    2,878
       Leasehold improvements................................    1,958    2,832
                                                              -------- --------
                                                               136,141  141,429
       Less accumulated depreciation and amortization........    9,499   13,789
                                                              -------- --------
                                                               126,642  127,640
       Construction in progress..............................    2,017    1,188
                                                              -------- --------
                                                              $128,659 $128,828
                                                              ======== ========

(5) Property Held for Development

  Property held for development is recorded at cost. Interest costs capitalized on property held for development and construction in progress was $2.7 million and $0.1 million for 1997 and 1998, respectively. There were no capitalized interest costs in 1999.

  At December 31, 1998, the Company was committed to entering long-term operating leases with a REIT for communities then under development. In March 1999, the Company completed a disposition of its leasehold interests in these development communities (note 18).

(6) Investment Securities

  During 1997, the Company purchased common stock of ARV Assisted Living, Inc. ("ARV") in market transactions and initiated a tender offer that was terminated in January 1998, for all of the remaining outstanding common stock of ARV. The Company incurred costs of $3,418,000 associated with this activity in 1997.

  During 1998, the Company sold a portion of the ARV common stock in market transactions realizing gains of approximately $450,000, which are included in other income, net. In 1999, the Company wrote down its investment in ARV in the amount of $7,428,000 as management has concluded the decline in the fair market value of this investment is other than temporary. Details regarding the ARV investment as of December 31, follow:

                                                                 Gross     Fair
                                                     Amortized Unrealized Market
                                                       Cost      Losses   Value
                                                     --------- ---------- ------
                                                           (In thousands)
         1998.......................................  $8,890    $(4,399)  $4,491
                                                      ======    =======   ======
         1999.......................................  $1,512    $  (378)  $1,134
                                                      ======    =======   ======

  In September 1999, the Company prevailed in a claim against ARV and settled for $5.0 million. The settlement terms provided for $1.5 million to be paid immediately with the remaining balance of $3.5 million to be paid through 2001,with a discount provision for early payment. As of December 31, 1999, the Company has collected $4.3 million as full settlement on this claim. The settlement, net of all related legal costs, is included in other income.

                             EMERITUS CORPORATION

(7) Financial Instruments

  The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, notes receivable from and investments in affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock and long-term debt. The fair value of the Company's financial instruments based on their short-term nature or current market indicators such as prevailing interest rates approximates their carrying value with the exception of the convertible debentures which had a fair value of $28.3 million versus a book value of $32.0 million at December 31, 1999.

(8) Notes Receivable From and Investments in Affiliated Companies

  In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert Care Corporation ("Alert"), an Ontario, Canada-based owner and operator of assisted-living communities at prices ranging from $0.67 to $0.74 per share (Cdn). In addition, the Company acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share (Cdn), as well as an option to purchase from Eclipse Capital Management ("Eclipse"), the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 currently issued and outstanding shares of common stock of Alert and 950,000 currently issued and outstanding shares of Class A non-voting stock of Alert both at an exercise price of $3.25 per share (Cdn). There was no cost in acquiring the option to purchase additional shares from Alert and the Company assigned no value to the option.

  In September 1999, the Company sold 38.9% of its holdings in Alert, or 4,235,613 shares, to an entity in which a principal shareholder and a Board member of the Company are investors at a price per share equal to the Company's cost basis of $0.85 per share (Cdn) or $0.59 per share (US). Subsequently, in November 1999, Alert repurchased all of its preferred stock for $1.10 per share (Cdn). The Company realized a gain of $760,000 on this transaction, which is included in other income for 1999. Prior to its disposition, the investment in Alert was accounted for under the cost method, as the Company's equity ownership consisted of non-voting preferred stock. Details regarding the Alert holdings as of December 31 are as follows:

                                           Total
                                          Shares     Cost
                                        ----------- --------
                                          (In thousands,
                                        except share data)
           1998
            Preferred shares...........  10,888,466 $ 6,391
                                        =========== =======

           1999
            Preferred shares...........         --  $   --
                                        =========== =======

  During 1998, the Company sold its interest in a community located in Texas to a partnership in which the principal shareholder of the Company is a partner. Pursuant to the purchase and sale agreement, the Company advanced funds to the partnership of $1.0 million, which was subsequently repaid in 1999, and $800,000, subject to promissory notes bearing interest at 9% and payable in 10 years and on demand, respectively. The $1.0 million note contains additional funding provisions whereby the Company funds 20% of the losses generated by the community up to $500,000, of which $500,000 is outstanding at December 31, 1999. In addition, the Company has advanced the partnership $450,000 under a repair note bearing interest at 9% and due June 2008. At December 31, 1999, the Partnership's obligations to the Company total $1.8 million.

  In 1998, the Company entered into a $5.0 million credit agreement with Aurora Bay Investments, L.L.C. ("Aurora Bay"), a limited liability company that acquires, develops and operates Alzheimer's special care facilities. In September 1998, a related party assumed the credit agreement for $4.2 million that equaled the total advances made under the agreement.

                             EMERITUS CORPORATION

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

  The redemption prices (expressed as a percentage of principal amount) are as follows for the 12-month period beginning after July 1 of the following years:

           Year                                        Price
           ----                                        -----
           2000.......................................  101%
           2001 and thereafter........................  100%

(10) Long-Term Debt

  Long-term debt consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (In thousands)
Notes payable, interest only at the LIBOR rate plus 2.95%
 (8.0% at December 31, 1999) payable monthly, unpaid
 principal and interest due April 2001......................  $ 73,235 $ 73,235
Notes payable, interest only at the LIBOR plus 2.25% (7.3%
 at December 31, 1999), payable monthly, unpaid principal
 and interest due on demand.................................     5,270    5,270
Note payable, interest at 7.82% payable in monthly
 installments, unpaid principal and interest due July 2004..    12,800   12,696
Note payable, interest at 8.38% payable in monthly
 installments, unpaid principal and interest due February
 2003.......................................................     5,965    5,913
Notes payable, interest only at 8.5% payable monthly, unpaid
 principal and interest due December 2000...................    11,140      --
Notes payable, interest at 7.43%, payable in monthly
 installments, unpaid principal and interest due October
 2009.......................................................       --    25,851
Notes payable, interest at rates from 8.0% to 10.5%, payable
 in monthly installments, due through July 2009.............    15,892   13,515
Other.......................................................     2,963      440
                                                              -------- --------
  Subtotal..................................................   127,265  136,920
Less current portion........................................     7,591    8,601
                                                              -------- --------
  Long-term debt, less current portion......................  $119,674 $128,319
                                                              ======== ========

  Substantially all long-term debt is secured by the Company's property and equipment.

  During 1998 and 1999, the Company consolidated approximately $60.3 and $15.9 million, respectively, of outstanding debt through refinancings and wrote off $937,000 and $333,000, respectively, of related deferred costs as extraordinary items.

                             EMERITUS CORPORATION

  Certain of the Company's indebtedness includes restrictive provisions related to cash dividends, investments and borrowings, and require maintenance of specified operating ratios, levels of working capital and net worth. As of December 31, 1999, the Company was in compliance with such covenants or obtained waivers for noncompliance.

  Principal maturities of long-term debt at December 31, 1999 are as follows:

                                                                  (In thousands)
       2000......................................................    $  8,601
       2001......................................................      76,104
       2002......................................................       2,476
       2003......................................................       7,963
       2004......................................................      11,993
       Thereafter................................................      29,783
                                                                     --------
         Total...................................................    $136,920
                                                                     ========

(11) Short-Term Borrowings

  In September 1999, the Company's majority shareholder repaid the Company's bank line of credit that totaled $5.0 million. Through December 1999, the Company repaid $4.0 million to the majority shareholder and repaid the remaining balance of $1.0 million in January 2000. Interest expense on the shareholder loan totaled $41,000 for 1999.

(12) Margin Loan on Equity Securities

  In 1997, the Company opened a margin account to facilitate the acquisition of marketable securities. This account had a balance of $2,324,000 at December 31, 1998, secured by marketable equity securities with a market value of $4,491,000. This loan was due upon the sale of the securities and bore interest at 0.375% under broker call. Due to the impairment in value of the securities, the Company paid the loan in full as of December 31, 1999.

                             EMERITUS CORPORATION

(13) Income Taxes

  Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses.

  The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following:

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                                                             (In thousands)
     Deferred tax liabilities:
       Depreciation and amortization....................... $ (1,266) $ (1,749)
                                                            --------  --------
         Gross deferred tax liabilities....................   (1,266)   (1,749)
     Deferred tax assets:
       Net operating loss carryforwards....................   19,563    24,992
       Deferred gains on sale/leaseback....................    6,624     6,320
       Unearned rental income..............................      329       177
       Vacation accrual....................................      403       362
       Health insurance accrual............................      398       395
       Other...............................................      585       850
                                                            --------  --------
     Gross deferred tax assets.............................   27,902    33,096
     Less valuation allowance..............................  (26,636)  (31,347)
                                                            --------  --------
     Deferred tax assets, net..............................    1,266     1,749
                                                            --------  --------
         Net deferred tax assets........................... $    --   $    --
                                                            ========  ========

  The increase in the valuation allowance was $11,856,000 and $4,711,000 for 1998 and 1999, respectively. The increases were primarily due to the increase in deferred gains on sale/leasebacks and the amount of net operating loss carryforwards, for which management does not believe that it is more likely than not that realization is assured.

  For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 1999, available to offset future federal taxable income, if any, of approximately $73,505,000 expiring beginning in 2012.

(14) Related-Party Management Agreements

  During 1995, the Company's two most senior executive officers, its CEO and now former President, formed a New York general partnership (the "Partnership") to facilitate the operation of assisted-living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted-living communities. The Partnership operates ten leased communities in New York. The Company has agreements with the Partnership and the partners under which all of the Partnership's profits have been assigned to the Company and the Company has indemnified the partners against losses. In February 1999, the President of the Company ceased to be an officer of the Company and has agreed to transfer his ownership in the Partnership to his successor at a nominal value. As the Company has a unilateral and perpetual control over the Partnership's assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

  A number of limited partnerships which are partly owned indirectly by Mr. Baty, the Company's Chairman and Chief Executive Officer, develop, own and lease senior housing projects, some of which cater to low income

                             EMERITUS CORPORATION
seniors. The Company has agreements with these partnerships to provide certain administrative support, due diligence and financial support services with respect to the acquisition, development and administration of these communities. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues and fixed administrative fees. Management fee revenue earned under these agreements was approximately $535,000 and $774,000 in 1998 and 1999, respectively.

  In 1998, the Company and XL Management Company L.L.C., ("XL Management"), an affiliate of Holiday Retirement Corp., an owner and operator of independent-living communities, entered into four management agreements whereby XL Management will provide management services relating to four newly developed assisted-living communities located in Texas. The agreements have initial terms of two years six months with management fees based on 6% of gross revenues payable monthly. Total fees in 1999 amounted to $316,000 as compared to $187,000 in 1998. The Company will pay a bonus fee per community to XL Management based on occupancy; one year after managing the communities, if occupancy is between 75% and 89%, XL Management will receive a bonus fee of $25,000 and if occupancy is 90% or greater the bonus fee will be $50,000. The Company's Chairman and Chief Executive Officer and another member of the Company's board of directors are principal shareholders and officers of Holiday.

(15) Shareholders' Deficit

  In December 1997, the Company purchased 25,600 shares of its common stock at an aggregate cost of $341,000. In January 1998 and subsequently in August 1999, the Company's board of directors authorized a stock repurchase program to acquire up to an aggregate 1,000,000 shares of the Company's common stock. At December 31, 1999, the Company had acquired a total of 680,900 shares of its common stock at a cumulative cost of $6.9 million.

 Preferred Stock

  In December 1999, the Company entered into an agreement to sell 40,000 shares of our Series B Stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. The sale of 30,000 shares of Series B Stock was completed December 1999. The sale of the remaining 10,000 shares is expected during the first half of 2000. Each share of Series B Stock is convertible into the number of shares of common stock equal to the stated value of $1,000 divided by an initial conversion price of $7.22 to be adjusted for any anti-dilutive transactions. The conversion price is subject to adjustment to the extent that additional shares are issued. The entire issue of 40,000 shares of Series B Stock is initially convertible into 5,540,166 shares of Common Stock based on the current conversion price.

  Under terms of stock purchase agreement, the Company is required to spend $23,000,000 of the total proceeds as partial consideration for the acquisitions of the Emeritrust II facilities, as defined in note 18, and certain other facilities within six months of receipt of the proceeds. If the Company fails to spend at least $23,000,000 towards the acquisition of the facilities, then the Company is required to place an amount calculated as $35,000,000 less the actual amount of proceeds spent by the Company towards the acquisition of the facilities into an escrow account whereby funds could be spent only upon written consent of Saratoga. As of December 31, 1999, $13,500,000 is recorded as restricted cash to be used towards the acquisition of the facilities. The Company anticipates using the proceeds from the sale of the remaining shares for the acquisition of the facilities.

  The Series B Stock pays dividends quarterly in a combination of cash and additional shares of Series B Stock. From issuance to January 1, 2004, the dividend rate is 6% of the stated value of the $1,000 per share, of which 2% is payable in cash and 4% is payable in Series B Stock for every $1,000 of dividend. After January 1,

                             EMERITUS CORPORATION

2004, the rate increases to 7%, with 3% payable in cash and the remaining in Series B Stock. Dividends will accumulate whether or not declared or paid. After January 10, 2003, the Company can redeem all of the Series B Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days.

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

  The Company has authorized 2,000,000 shares of common stock to be reserved for grants under the 1995 Plan of which 228,266 remained available for future awards at December 31, 1999. Options generally vest between three-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

  In November 1998, the Company offered, at the election of individual employees, a repricing of options granted to date at an exercise price of $9.8125 which was equal to the fair market value of the stock on the grant date. A total of 1,005,666 shares were forfeited and reissued under the repricing transaction.

  Had compensation cost for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share, including the effect of the repricing, would have been as follows:

                                                  Year ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
                                                 (In thousands, except per
                                                        share data)
     Net loss to common shareholders:
       As reported.............................. $(28,636) $(33,286) $(23,287)
       Pro forma................................  (29,236)  (34,676)  (25,055)

     Net loss per common share--basic and
      diluted:
       As reported.............................. $  (2.60) $  (3.17) $  (2.22)
       Pro forma................................    (2.66)    (3.31)    (2.39)

  The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0.0% for all periods; expected volatility of 49.1% for 1997, 48.9% for 1998 and 50.2% for 1999; risk-free interest rates of 5.45% to 5.50% for 1997, 4.51% to 4.70% for 1998, and 6.47% to 6.63% for 1999; and an expected option term of 5 years and 2 to 5 years for 1997 and 1998, giving effect to the option repricing, respectively and 4 years for 1999.

                             EMERITUS CORPORATION

  A summary of the activity in the Company's stock option plans follows:

                                 1997                  1998                 1999
                          -------------------- --------------------- --------------------
                                     Weighted-             Weighted-            Weighted-
                                      Average               Average              Average
                                     Exercise              Exercise             Exercise
                           Shares     Shares     Shares     Shares    Shares     Shares
                          ---------  --------- ----------  --------- ---------  ---------
Outstanding at beginning
 of year................    484,900   $11.90    1,089,650   $12.86   1,443,366    $9.84
Granted.................    703,000   $13.43    1,471,666   $ 9.79     459,750    $7.45
Exercised...............       (250)  $15.25       (1,000)  $10.50      (3,600)   $9.81
Canceled................    (98,000)  $12.32   (1,116,950)  $12.80    (114,433)   $9.75
                          ---------   ------   ----------   ------   ---------    -----
Outstanding at end of
 year...................  1,089,650   $12.86    1,443,366   $ 9.84   1,785,083    $9.23
Options exercisable at
 year-end...............    101,800   $12.40      308,352   $10.06     616,644    $9.97
Weighted-average fair
 value of options
 granted during the
 year...................              $ 6.65                $ 4.11                $3.44

  The following is a summary of stock options outstanding at December 31, 1999:

                                       Options Outstanding         Options Exercisable
                                --------------------------------- ---------------------
                                             Weighted-
                                              Average   Weighted-             Weighted-
                                             Remaining   Average               Average
                                  Number    Contractual Exercise    Number    Exercise
     Range of Exercise Prices   Outstanding    Life       Price   Exercisable   Price
     ------------------------   ----------- ----------- --------- ----------- ---------
         $ 6.50 - $ 7.81           436,750     9.88      $ 7.26         --        --
         $          9.63           357,500     8.88      $ 9.63      96,893    $ 9.63
         $          9.81           937,333     7.36      $ 9.81     489,251    $ 9.81
         $10.25 - $15.00            53,500     8.14      $12.50      30,500    $13.55
                                 ---------     ----      ------     -------    ------
                                 1,785,083     8.31      $ 9.23     616,644    $ 9.97
                                 =========     ====      ======     =======    ======

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

(16) Redeemable Preferred Stock

  The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. Cumulative dividends of 9% are payable quarterly. The preferred stock has a mandatory redemption date of October 24, 2004 at a price equal to $1,000 per share plus any accrued but unpaid dividends. Each share of preferred stock may be converted, at the option of the holder, into 55 shares of common stock. The preferred stock is also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would contain the same conversion rights, restrictions and other terms as the preferred stock.

                             EMERITUS CORPORATION

  The Company may redeem the preferred stock, in whole or in part, after October 24, 2001 for $1,050 per share plus accrued dividends, provided that the market price of common stock is at least 130% of the conversion price for the preferred stock. In the event of liquidation of the Company, the holders of outstanding preferred stock are entitled to receive a distribution of $1,000 per share plus accrued dividends.

(17) Leases

  At December 31, 1999, the Company leases office space and 37 assisted-living communities. The office lease expires in 2006 and contains two five-year renewal options. The community leases expire from 2004 to 2017 and contain two to six five-year renewal options.

  Minimum lease payments under noncancelable operating leases at December 31, 1999 are as follows:

                                              (In thousands)
           2000..............................    $ 22,102
           2001..............................      22,136
           2002..............................      22,508
           2003..............................      22,734
           2004..............................      22,689
           Thereafter........................     142,077
                                                 --------
                                                 $254,246
                                                 ========

  Rent expense under noncancelable operating leases was approximately $34,651,000, $42,217,000 and $25,135,000 for 1997, 1998 and 1999,
respectively. A number of operating leases provide for additional lease payments after 24 months computed at 5% of additional revenues of the community. In 1999, additional rent under this provision was not significant.

(18) Sales and Acquisitions

  In 1998, the Company entered into sale/leaseback transactions with a REIT, pursuant to which the REIT acquired a community previously acquired by the Company and leased the community back to the Company. The Company has no continuing involvement outside of operating the community.

  In 1998, the Company acquired two communities that it previously leased from a REIT for an aggregate purchase price of $13.5 million. These acquisitions were financed through borrowings.

  In 1998 the Company sold interests in three assisted living communities for an aggregate sales price of $25 million, including the assumption of a $14.8 million mortgage obligation and $1.8 million in notes receivable, to partnerships in which the Company's principal shareholder is a partner and realized cumulative gains of $475,000 which are included in other income, net. The Company retains management interests in each community through management contracts and a residual economic interest in two of the communities.

  In December 1998 the Company disposed of its leasehold interest in 22 leased communities and three owned communities (the "Emeritrust communities"). The Emeritrust communities were sold to an entity in which a principal shareholder and a Board member of the Company are investors. Pursuant to the transaction, the Company manages all 25 communities pursuant to a three year management contract and receives management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. For 1999, the Company earned management fees of $1.4 million.

                             EMERITUS CORPORATION

The management agreement provides the Company an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent the Emeritrust communities generate cash deficiencies in excess of $4.5 million. At December 31, 1999, the Company had accrued cash shortfall funding requirements of $1.4 million. Previously deferred gains and the gain on this transaction collectively totaling approximately $13 million have been deferred given the continuing financial involvement of the Company stipulated in the management agreement.

  In March 1999, the Company completed a disposition of its leasehold interests in 21 additional communities, consisting of 16 currently operational communities and five development communities (the "Emeritrust II communities"). The Emeritrust II communities were sold to an entity in which a principal shareholder and a Board member of the Company are investors. Pursuant to the transaction, the Company manages all 21 communities pursuant to a three year management contract and receives management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. For 1999, the Company earned management fees of $1.4 million. The management agreement provides the Company an option to purchase the 19 previously leased communities at a formula price. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent the development communities generate cash deficiencies in excess of $2.3 million. At December 31, 1999, the Company had not incurred a cash shortfall-funding requirement.

  In September 1999, the Company acquired a community that it previously leased for a purchase price of $8.0 million. This acquisition was financed through borrowings.

(19) Commitments and Contingencies

  The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's results of operations or financial position.

  The Company is self-insured for certain employee health benefits. The Company's policy is to accrue amounts equal to the actuarial liabilities that are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as health care costs and actual experience could cause these estimates to change.

                              EMERITUS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1997, 1998 and 1999

             Column A            Column B    Column C      Column D    Column E
   ----------------------------  --------- ------------ -------------- --------
                                  Balance
                                    at      Charged to                 Balance
                                 Beginning Other Costs                  at End
   Description                    of Year  and Expenses Deductions (1) of Year
   -----------                   --------- ------------ -------------- --------
                                                 (In thousands)
   Year ended December 31,
    1997:
    Valuation accounts deducted
     from assets:
     Allowance for doubtful
      receivables..............    $127        $317          $ 96        $348
                                   ====        ====          ====        ====
   Year ended December 31,
    1998:
    Valuation accounts deducted
     from assets:
     Allowance for doubtful
      receivables..............    $348        $695          $505        $538
                                   ====        ====          ====        ====
   Year ended December 31,
    1999:
    Valuation accounts deducted
     from assets:
     Allowance for doubtful
      receivables..............    $538        $693          $648        $583
                                   ====        ====          ====        ====

--------
(1)  Represents amounts written off