Form 10-K/A
period 1999-12-31
EMERITUS CORP\WA\
filed 2000-05-01
CIK 1001604

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1999 was $24,945,353.

  As of March 27, 1999, 10,066,550 shares of the Registrant's Common Stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EMERITUS CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
                                   PART III


 ITEM 10. DIRECTORS OF THE REGISTRANT...............................      2


 ITEM 11. EXECUTIVE COMPENSATION....................................      3


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...............................................      8


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............      9

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

  Patrick Carter (age 53) has served as a director of Emeritus since November 1995. From November 1985 until April 1999, Mr. Carter was Chief Executive Officer and Managing Director of Westminster Health Care Holdings, Plc., a publicly held operator of skilled-nursing facilities in the United Kingdom. He currently serves on the Board of Directors of CBI Ltd., a private investment company, and Monument Insurance Group Ltd., another private company where he is also Chairman.

  Motoharu Iue (age 63) has served as a director of Emeritus since April 1995. Mr. Iue served as Chairman of the Board of Sanyo and President of Three Oceans from October 1996 until March 1999. Mr. Iue served as President of Sanyo and as Chairman of the Board of Three Oceans from 1992 until March 1999, and also served as Chief Executive Officer of both of these companies. He has been a director of Sanyo since 1977 and currently serves on the board of both Sanyo and Three Oceans. Three Oceans Inc. is a 3.8% shareholder of Emeritus.

  David W. Niemiec (age 50) has served as a director of Emeritus since December 30, 1999. Since September 1998, Mr. Niemiec has been a Managing Director of Saratoga Management Company LLC, the manager of a group of private equity investment funds operated under the name of Saratoga Partners. Prior to that he worked at the investment banking firm of Dillon, Read & Co. Inc. beginning in 1974 and served as Vice Chairman from 1991 through September 1997, when the firm was acquired by Swiss Bank Corporation. From September 1997 to February 1998, he was Managing Director of the successor firm, SBC Warburg Dillon Read Inc.

  Charles P. Durkin, Jr. (age 61) has served as a director of Emeritus since December 30, 1999. Mr. Durkin is one of the founders of Saratoga Partners, a private equity investment firm. Since Saratoga's formation as an independent entity in September 1998, he has been a Managing Director of Saratoga Management Company LLC, the manager of the Saratoga Partners funds. Prior to that from September 1997, he was a Managing Director of SBC Warburg Dillon Read Inc., the successor entity to Dillon, Read & Co. Inc., where Mr. Durkin started his investment banking career in 1966 and became a Managing Director in 1974. Mr. Durkin is a director of Koppers Industries, Inc. and of Scovill Fasteners, Inc.

  Raymond R. Brandstrom (age 47), one of Emeritus's founders, has served as a director since its inception in 1993 and as vice-chairman of the Board since March 1999. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus's President and Chief Operating Officer. Since the resignation of Kelly Price in March 2000, Mr. Brandstrom has served as Acting CFO. From May 1992 to October 1996, Mr. Brandstrom served as president of Columbia Pacific Group, Inc. and Columbia Management, Inc., both of which companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of table wines.

  David T. Hamamoto (age 40) has served as a director of Emeritus since November 1997. Mr. Hamamoto is a member of NorthStar Capital Partners LLC, a real estate fund that he founded in July 1997. Between 1983 and July 1997, Mr. Hamamoto was employed by Goldman Sachs, most recently as co-founder and co-head of the Real Estate Principal Investment Area of the Whitehall Funds. Mr. Hamamoto is also Co-Chairman, Co-Chief Executive Officer and Co-President of NorthStar Capital Investment Corporation, a private investment firm.

  Daniel R. Baty (age 56), one of Emeritus's founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corp. since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Management, Inc.

  William E. Colson (age 58) has served as a director of Emeritus since 1995. Mr. Colson is a founder of Holiday Retirement Corp. and has been its President and Chief Operating Officer since 1987, and in September 1997, became its Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

  Officers and directors of the Company and persons who own more than ten percent of the Company's stock are required to report to the Securities and Exchange Commission (SEC) their ownership and changes in ownership of the Company's stock. Regulations of the SEC require us to disclose to our shareholders any filings that were not made on time. Based solely on our review of copies of the reports received by us, or written representations received from reporting persons that no such forms were required, we believe that, during fiscal year 1999, our officers and directors complied with all applicable filing requirements, with the exception of three Form 3 Initial Statements of Beneficial Ownership that were inadvertently filed late by three of our executives.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table presents certain information with respect to compensation we paid in the fiscal years ended December 31, 1997, 1998 and 1999 to our Chief Executive Officer and to our other four most highly compensated officers as of December 31, 1999:

                          Summary Compensation Table

                                                              Long-Term
                                                             Compensation
                                    Annual Compensation         Awards
                               ----------------------------- ------------
                                                Other Annual  Securities   All Other
   Name and Principal                    Bonus  Compensation  Underlying  Compensation
        Position          Year Salary($) ($)(1)    ($)(2)     Options(#)     ($)(3)
   ------------------     ---- --------- ------ ------------ ------------ ------------
Daniel R. Baty(4).......  1999      --      --     1,560        40,000          --
 Chairman and Chief       1998      --      --       264       204,000          --
 Executive Officer        1997      --      --     1,363        64,000          --


Kelly J. Price(5).......  1999  164,532  40,000    1,560        20,000          --
 Vice President, Finance  1998  150,629  22,500    1,696        75,250          --
 and Chief Financial      1997   99,357     --     1,363        44,000          --
 Officer


Sarah J. Curtis(6)......  1999  158,885  10,000    1,560        20,000          --
 Vice President, Sales    1998  141,656  22,500    1,696        52,000          --
 and Marketing            1997   87,708     --     1,334        32,000       10,000


Gary S. Becker(7).......  1999  134,846  15,000    5,750        20,000          --
 Senior Vice President,   1998  115,812  18,000    6,000        43,500          --
 Operations               1997  104,045     --       --         28,500          --


Suzette McCanless(7)....  1999  134,929  10,000    6,000        20,000          --
 Vice President,          1998  115,145  25,000    6,000        43,500          --
 Operations--             1997   89,761     --       --         28,500          --
 Eastern Division

--------
(1) Represents amounts earned for the respective calendar year under the Company's corporate incentive plan which are paid in the first quarter of the following year.

(2)  Consists of amounts paid for parking fees and health club memberships.

(3)  Consists of a $10,000 housing allowance in 1997 for Ms. Curtis.

(4) Mr. Baty is not a full time employee of Emeritus and is not currently paid a salary by us. Of the 204,000 options granted in 1998, 164,000 were granted in an exchange program pursuant to which 50,000 options granted in each of 1995 and 1996 and 64,000 options granted in 1997 were cancelled.

(5) Of the 75,250 options granted in 1998, 55,250 were granted in an exchange program pursuant to which 1,250 options granted in 1995, 10,000 options granted in 1996, and 44,000 options granted in 1997 were cancelled. Mr. Price resigned as an officer of the Company effective March 31, 2000.

(6) Of the 52,000 options granted in 1998, 32,000 were granted in an exchange program pursuant to which 32,000 options granted in 1997 were cancelled.

(7) Of the 43,500 options granted in 1998, 28,500 were granted in an exchange program pursuant to which 28,500 options granted in 1997 were cancelled.

Option Grants in Last Fiscal Year

  The following table presents certain information regarding options granted during the fiscal year ended December 31, 1999 to the following executive officers:

                       Option Grants in Last Fiscal Year

                                            Individual Grants
                         --------------------------------------------------------
                                                                                   Potential Realizable
                                                                                     Value at Assumed
                           Number of      Percent of                               Annual Rates of Stock
                           Securities    Total Options                            Price Appreciation for
                           Underlying     Granted to                                Option Term ($)(4)
                            Options      Employees in   Exercise Price Expiration -----------------------
   Name                  Granted (#)(1) Fiscal Year (2)  ($/Share)(3)     Date        5%          10%
   ----                  -------------- --------------- -------------- ---------- ----------- -----------
Daniel R. Baty..........     40,000          8.7%            7.25       11/17/09      182,379     462,185
Kelly J. Price..........     20,000          4.4%            7.25       11/17/09       91,190     231,093
Sarah J. Curtis.........     20,000          4.4%            7.25       11/17/09       91,190     231,093
Gary S. Becker..........     20,000          4.4%            7.25       11/17/09       91,190     231,093
Suzette McCanless.......     20,000          4.4%            7.25       11/17/09       91,190     231,093

--------
(1) The options have terms of 10 years and generally vest between 20% to 33% per year beginning one year from the date of grant. The exercisability of the options may accelerate if certain corporate transactions occur.

(2)  We granted 459,750 stock options to employees in 1999.

(3) The option exercise price is equal to the closing price of our common stock on the American Stock Exchange on the date of grant.

(4) Represents value of current-year grants assuming appreciation rates of 5% and 10% per year over the 10-year option period. The actual value realized may be greater or less than the potential realizable values set forth in the table. The assumed rates of growth are prescribed by the SEC for illustrative purposes only and are not intended to predict or forecast future stock prices.

Fiscal Year-End Option Values

  None of the following executive officers exercised options during the fiscal year ended December 31, 1999. The following table presents certain information regarding options held as of December 31, 1999 by each of the following executive officers:

                         Fiscal Year-End Option Values

                               Number of Securities
                              Underlying Unexercised     Value of Unexercised
                                    Options at          In-the-Money Options at
                               December 31, 1999 (#)   December 31, 1999 ($)(1)
                             ------------------------- -------------------------
   Name                      Exercisable Unexercisable Exercisable Unexercisable
   ----                      ----------- ------------- ----------- -------------
Daniel R. Baty..............   108,933      135,067        --           --
Kelly J. Price..............    22,467       72,783        --           --
Sarah J. Curtis.............    19,467       52,533        --           --
Gary S. Becker..............    16,400       47,100        --           --
Suzette McCanless...........    16,400       47,100        --           --

--------
(1) None of the options to purchase an aggregate of 538,250 shares held on a combined basis by the executive officers named above were in-the-money at the fiscal year end based on the $6.50 closing price of the common stock on the American Stock Exchange on December 31, 1999.

Compensation Committee Report On Executive Compensation

  The compensation committee of the Board consists of three non-employee directors. The committee is responsible for establishing and administering our executive compensation programs. Our objective is to pay competitively in order to attract qualified executive personnel who best meet our needs; retain and motivate these executives to achieve superior performances; link individual compensation to individual and company performance; and align executives' financial interests with those of our shareholders.

  Executive compensation generally consists of three components: base salary, cash bonuses and long-term incentive awards. The committee has established each executive's compensation package by considering (a) the salaries of executive officers in similar positions in companies in the same industry as Emeritus and in related industries, (b) the experience and contribution levels of the individual executive officer, and (c) our financial performance. Companies used as a reference for considering compensation levels include some, but not all, of the companies constituting the peer group in the stock performance graph. The committee also relies on the recommendations of the Chief Executive Officer in matters related to the individual performance of the other executive officers, because the committee believes that the Chief Executive Officer is the most qualified to make this assessment. Base salaries for executive officers generally are designed to be less than those paid by competitors in the assisted-living industry. These lower base salaries are combined with stock option grants so that a significant portion of the executives' pay is tied to performance of our stock.

  Base Salaries. In 1999, base salaries were established as described above.

  Stock Options. We grant stock options to provide a long-term incentive opportunity that is directly linked to shareholder value. They are granted with an exercise price equal to the market value of the common stock on the date of grant, and become exercisable in 33 1/3% annual increments beginning one year after the date of grant. To encourage stock retention, all options are granted as incentive stock options to the maximum extent possible under the Internal Revenue Code. In 1999, we granted stock options to a total of 191 employees in recognition of their dedication, commitment and hard work. After considering the individual performance of each executive, the committee determined the number of options to be granted to each executive officer.

  Annual Incentives. To date, the committee has not established a regular annual incentive or bonus plan for executive officers. Four of our named executives were awarded cash bonuses in March 2000 based on the committee's assessment of their individual performances in 1999.

  Our Chief Executive Officer, Mr. Baty, a founder of Emeritus, has a significant equity position. As of March 27, 2000, Mr. Baty owned shares and exercisable options representing approximately 35% of our common stock. Because of his significant equity stake in Emeritus, Mr. Baty receives no base salary or bonus. This compensation pattern was established prior to our initial public offering and the committee has continued it, recognizing that the principal compensation of Mr. Baty will be the interest value of his equity stake.

  Section 162(m) of the Internal Revenue Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported in our proxy statement. Certain performance-based compensation that has been approved by shareholders is not subject to the deduction limit. Our stock option plans are structured to qualify options as performance-based compensation under Section 162(m). For 2000, the committee does not expect that there will be any nondeductible compensation.

                                          Compensation Committee

                                          David Niemiec (Chairman)*
                                          Patrick Carter
                                          David Hamamoto
--------
* Mr. Niemiec has served on the committee since his election as of December 30, 1999 and did not actually participate in most of the decisions related to 1999 executive compensation.

                            STOCK PERFORMANCE GRAPH

  The following graph compares the cumulative total return on shares of our common stock with the cumulative total return of the AMEX Market Value Index and a peer group selected by us for the period beginning on November 21, 1995, the first day of trading for our common stock, and ending on December 31, 1999, the end of our last fiscal year:

          [STOCK PERFORMANCE GRAPH REPRESENTING DATA SET FORTH BELOW]

                                             Emeritus    AMEX  New Peer Old Peer
                                            Corporation Market  Group    Group
                                            ----------- ------ -------- --------
   November 21, 1995.......................     100      100     100      100
   December 31, 1995.......................      78      105     100      106
   December 31, 1996.......................      90      112     100      155
   December 31, 1997.......................      85      136     182      202
   December 31, 1998.......................      70      138     188      301
   December 31, 1999.......................      43      179      52      268

  Assumes $100 invested in each share of the common stock, the AMEX Market Value Index and the peer group, with all dividends reinvested. Stock price performance shown above for the common stock is historical and not necessarily indicative of future price performance.

  Given the relatively recent emergence of the assisted living industry, we revise our peer group from time to time to include companies that have entered the assisted living market. As the industry begins to mature and consolidate, we remove certain companies previously included in our peer group as they are acquired or as their focus of services shifts away from assisted-living residences.

  The new peer group consists of the following eight companies: Alternative Living Service Inc.; American Retirement Corp.; ARV Assisted Living, Inc.; Assisted Living Concepts Inc.; Brookdale Living Communities; Capital Senior Living; Carematrix Corp.; and Sunrise Assisted Living Inc.

  The old peer group consisted of the following thirteen companies involved in the provision of assisted-living services: AFLAC; Alternative Living Service Inc.; American Retirement Corp.; ARV Assisted Living, Inc.; Assisted Living Concepts Inc.; Balanced Care Corp.; Brookdale Living Communities; Capital Senior Living; Carematrix Corp.; Greenbriar Corp.; Karrington Health; Regent Assisted Living Inc.; and Sunrise Assisted Living Inc. We changed our peer group from December 31, 1998 to December 31, 1999 as follows: we removed AFLAC which does not provide senior assisted-living services as its primary business; Balance Care Corp., Karrington Health, and Regent Assisted Living had changes in the status of their public holdings such that they are no longer comparable to Emeritus. Greenbriar Corp. was eliminated due to their relatively small operations in comparison to Emeritus.

Change of Control Arrangements

  Employment Agreements. We have entered into a senior management employment agreement with Ms. Curtis. The agreement provides certain benefits in the event that we terminate her employment for any reason other than death, "disability," or "cause", or she terminates her employment for "good reason" following a "change in control," as those terms are defined in the agreement. These benefits include:

  . payment of an amount equal to three times the sum of an annual base salary specified in the agreement and target bonus for the current fiscal year;

  . any payment necessary to offset certain tax obligations incurred as a result of such salary and bonus payments; and

  . at our option, either the continuation of life insurance, disability, medical, dental and similar employee benefits for three years following termination or a cash payment equal to the present value of such benefits.

  Following a change in control, for so long as her employment continues, she will be entitled to an annual base salary no less than an amount established by the agreement, which is intended to reflect a market salary and which is higher than the executive's current salary, plus an annual bonus equal to at least the average of the annual bonuses paid in the two years preceding a change in control, and continued participation in employee benefit plans. On each anniversary, the agreement is automatically extended for another year, unless we otherwise notify Ms. Curtis at least 60 days prior to this anniversary. Once a change in control occurs, the agreement remains in effect for three years from that date.

  Mr. Kelly, prior to his resignation as of March 31, 2000, had been a party to an employment agreement identical to Ms. Curtis's agreement.

  Option Plan. In the event of (a) the merger or consolidation of Emeritus in which it is not the surviving corporation or pursuant to which shares of common stock are converted into cash, securities or other property (other than a merger in which holders of common stock immediately before the merger have the same proportionate ownership of the capital stock of the surviving corporation immediately after the merger); (b) the sale, lease, exchange or other transfer of all or substantially all of our assets (other than a transfer to a majority-owned subsidiary); or (c) the approval by the holders of common stock of any plan or proposal for our liquidation or dissolution, each outstanding option under our stock option plan will automatically accelerate so that it will become 100% vested and exercisable immediately before such transaction, except that acceleration will not occur if, in the opinion of our accountants, it would render unavailable "pooling-of-interests" accounting for such transaction and except to the extent that options are assumed by the successor corporation. The vesting of such assumed options accelerates at the time an optionee's employment is terminated by us for reasons other than "cause" or by the optionee for "good reason" following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table presents, as of March 27, 2000, certain information with respect to the beneficial ownership of our common stock and preferred stock by

  .  each person that we know owns more than 5% of the common stock,

  .  each of our directors,

  .  each officer or former officer named in the compensation tables, and

  .  all directors and executive officers as a group.

  Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names. Unless otherwise indicated, the following officers, directors and shareholders can be reached at the principal offices of Emeritus.

                                                      Shares of Emeritus
                                                         Common Stock
                                                 -----------------------------
                                                 Amount and Nature of Percent
                Name and Address                 Beneficial Ownership of Class
                ----------------                 -------------------- --------
Daniel R. Baty(1)(2)............................       3,602,566        35.4%
 c/o Emeritus Corporation
 3131 Elliott Avenue, Suite 500
 Seattle, WA 98121
Raymond R. Brandstrom(3)........................         444,042         4.4%
Gary S. Becker(4)...............................          20,126           *
Kelly J. Price(5)...............................          90,980           *
Sarah J. Curtis(6)..............................          21,667           *
Motoharu Iue(7)(8)..............................         393,500         3.9%
Suzette McCanless(4)............................          19,763           *
Patrick Carter(8)...............................          68,500           *
William E. Colson(8)(9).........................          18,500           *
David Hamamoto(10)(11)..........................       1,380,126         6.4%
David W. Niemiec(12)............................       5,583,193        35.7%
Charles P. Durkin, Jr.(12)......................       5,583,193        35.7%
Sirach Capital Management(13)...................         701,000         6.9%
 3323 One Union Square
 600 University Street
 Seattle, WA 98101
B.F., Limited Partnership(2)....................       2,948,450        29.3%
 3131 Elliott Avenue, Suite 500
 Seattle, WA 98121
NorthStar Capital Partners LLC(11)..............       1,373,626         6.4%
 299 Park Avenue, 33rd Floor
 New York, New York 10022
Saratoga Partners IV, L.P.(14)..................       5,580,693        35.7%
 535 Madison Avenue
 New York, NY 10022
All directors and executive officers as a group
 (13 persons)(1)(2)(7)(9)(11)(14)(15)...........      10,973,937        65.8%

--------
  *   Less than 1%.

 (1) Includes 2,948,450 shares held by B.F., Limited Partnership., of which Columbia Pacific, a company wholly owned by Mr. Baty, is the general partner and of which Mr. Baty is a limited partner. Also includes options exercisable within 60 days for the purchase of 108,936 shares.

 (2) B.F., Limited Partnership may be deemed to have voting and dispositive power over the shares, based upon publicly available information as reported as of December 31, 1999 on Schedule 13D.

 (3) Includes options exercisable within 60 days for the purchase of 87,467 shares.

 (4) Includes options exercisable within 60 days for the purchase of 19,400 shares.

 (5) Includes options exercisable within 60 days for the purchase of 31,267 shares.

 (6) Includes options exercisable within 60 days for the purchase of 21,467 shares.

 (7) Includes 385,000 shares held by Three Oceans, Inc., an U.S. affiliate of Sanyo, a publicly traded Japanese company. Mr. Iue is a former executive and current director of U.S. affiliates of Sanyo. Mr. Iue disclaims beneficial ownership of shares of Common Stock held by Three Oceans.

 (8) Includes options exercisable within 60 days for the purchase of 8,500 shares.

 (9) Includes 10,000 shares held by Holiday Retirement Corp., of which Mr. Colson is the principal shareholder and Chief Executive Officer.

(10) Includes options exercisable within 60 days for the purchase of 6,500 common shares.

(11) The 1,373,626 shares are convertible Series A preferred stock held by NorthStar Capital Partners LLC, of which Mr. Hamamoto is a principal. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--NorthStar Transaction.") The Series A preferred stock currently votes with both the Series B preferred stock and the common stock, and is entitled to 687,500 votes. This represents approximately 6.4% of the voting power of currently outstanding Emeritus common and preferred stock.

(12) Includes 5,540,166 shares issuable upon conversion of Series B preferred stock currently held or purchasable within 60 days by Saratoga Partners, of which Messrs. Niemiec and Durkin are principals. (See Part I "Significant Transactions--Saratoga Relationship.") Also includes 40,527 shares (as-converted) that represent accrued dividends on the Series B preferred stock. The Series B preferred stock currently votes with both the Series A preferred stock and the common stock on an as-converted basis, and represents approximately 28% of the voting power of the currently outstanding Emeritus common and preferred stock. Also includes options exercisable within 60 days for the purchase of 2,500 shares.

(13) Sirach Capital Management may be deemed to have voting and dispositive power over the shares, based upon publicly available information reported as of December 31, 1998 on Schedule 13G.

(14) Represents 4,155,124 shares that are issuable upon conversion of Series B preferred stock, and 40,527 shares, on an as-converted basis, of accrued dividends on such series B preferred stock. Also includes 1,385,042 shares of Series B preferred stock, on an as-converted basis, that Saratoga Partners has the right to purchase within 60 days. The Series B preferred stock currently votes with both the Series A preferred stock and the common stock, on an as-converted basis.

(15) Includes options exercisable within 60 days for the purchase of 339,537 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Meditrust Transactions

  In two separate transactions in the fall of 1998 and the spring of 1999, we arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $275.0 million. Of the 46 communities involved, 43 had been, or were proposed to be, leased to us by Meditrust Company LLC under sale/leaseback financing arrangements and we had owned three. The first purchase, consisting of 25 communities, which we will call the December communities, was completed in December 1998 and the second purchase, consisting of 21 communities, which we will call the March communities, was completed in March 1999.

  The investor groups involved in both purchases included parties affiliated with us. Of the $168.0 million purchase price for the December investment, $138.0 million was financed through a three-year first mortgage loan with an independent third party and $30.0 million was financed through subordinated debt and equity investments from the investor group. A group led by Holiday provided approximately $5.1 million of the equity. This group included Holiday as to a 40% interest, Columbia Pacific Master Fund "98 as to a 32% interest, and Mr. Colson as to a 5% interest, with the remaining 23% interest being held by individual third party investors. Columbia Pacific Master Fund is a limited partnership of which Mr. Baty's family partnership is the general partner and shares in 40% of income and gains after the limited partners of Columbia Pacific Master Fund receive a return of their investment plus a preferred return.

  Of the $124.2 million purchase price for the March investment, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the investor group. A group led by Holiday provided approximately $4.9 million of the equity. This group included Holiday as to a 40% interest, C.P. "99 Pool G.P. as to a 32% interest, and Mr. Colson as to a 5% interest, with the remaining 23% interest being held by individual third party investors. C.P. "99 Pool is a general partnership, which is comprised of two 50% limited partnerships, the first of which includes Mr. Baty's family partnership as its 40% general partner, and the other includes Mr. Baty's family partnership as its 20% general partner.

  The investor groups have retained us to manage all of the communities through December 31, 2001. If we do not exercise the option to purchase the communities, as described below, the investor group may require us to manage the communities for up to twelve additional months. Under the arrangement, we receive management fees equal to 5% of the gross revenues generated by the facilities on the properties. We also are entitled to additional management fees of 2% of the gross revenues, which will be accrued and paid out of cash flow, provided that the communities have positive cash flow for three consecutive months. Thereafter, if the cash flow is not positive for two consecutive months, the 2% management fee will again be deferred until the three-month standard is again met. The cash flow requirements are determined as a group for the December communities, as a group for March operating communities and individually for the March communities under development. We have agreed to reimburse the December investment group for all losses greater than $4.5 million sustained on the December communities prior to December 31, 2001. We have a similar reimbursement arrangement relating to the five development communities acquired in the March investment; under this arrangement, we are generally required to reimburse the investor group for any losses greater than $500,000 at any of the five development communities. We do not have any such arrangements for the 14 operating communities acquired in the March investment. During 1999, we received $1.4 million in management fees for the December communities and $1.4 million in management fees for the March communities. As of December 31, 1999, the December communities had incurred $1.4 million in losses for which we are obligated to reimburse the December investment group. We expect that we will be obligated for further reimbursements during 2000. At December 31, 1999, we had not incurred reimbursement obligations to the March investment group as a result of losses from the development communities.

  We have certain rights to acquire the communities purchased in the December and March transactions. We have an option to purchase 22 of the December communities as a group and we have an option to purchase all 21 of the March communities as a group, both of which must be exercised by July 3, 2001. In addition, if either of the investor groups requires Mr. Baty to purchase certain of the communities, upon the conditions described below, we must exercise our option within 60 days of receiving notice of this action or it expires. We also have a right of first refusal through December 31, 2001 to re-purchase the three December communities that we previously owned.

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

  As a condition to making the December and March investments, the investor groups entered into agreements with Mr. Baty under which the investor groups may require Mr. Baty to purchase certain of the December and March communities. Under these agreements, the investor groups may require Mr. Baty to purchase between six and eight of the December communities and between four and six of the March communities, upon the occurrence of one of the following events:

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

 Baty Transactions

  Columbia House is a Washington limited partnership in which Mr. Baty indirectly controls the general partner and holds an indirect 60% interest. It develops, owns and leases low-income senior housing projects. We currently manage eight communities owned by Columbia House and provide administrative services for another Columbia House community. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues, payable monthly for management agreements and fixed fees payable monthly for administrative agreements, as well as bonuses. We earned fees of $48,000 in 1999 under these agreements. Columbia House owed us $1,451,000 as of December 31, 1999, representing advances made to various Columbia House communities and outstanding management and administrative fees. These advances do not bear interest.

  Prior to our initial public offering in November 1995, Mr. Baty had personally guaranteed much of our third party financing, including mortgage debt and rental payments under leases. Many of those guarantees terminated when the underlying properties met certain loan-to-value standards or debt-service coverage ratios and others terminated when properties were refinanced. During 1999, Mr. Baty guaranteed our $5.0 million revolving credit facility until it was retired in November 1999. From November 1999 until January 2000, we borrowed amounts from Mr. Baty ranging from $1.0 million to $5.0 million on terms reflecting his borrowing arrangements from a commercial bank. We currently do not have any outstanding borrowings from Mr. Baty. Except as otherwise described in this section, Mr. Baty currently does not guarantee any of our mortgage financing.

  During 1995, Messrs. Baty and Brandstrom formed Painted Post Partners, a New York general partnership, to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities. We have entered into administrative service agreements with the partnership for the term of the underlying leases. The administrative services agreements provide for fees that would equal or exceed the profit of a community operated efficiently at full occupancy and, unless reset by agreement of the parties, will increase automatically on an annual basis in accordance with changes in the Consumer Price Index. In addition, we have agreed to indemnify the partners against losses and, in exchange, the partners have agreed to assign any profits to us. As part of their general non-competition agreements with us, each of Messrs. Baty and Brandstrom has agreed that, in the event he ceases to be a senior executive of Emeritus, he will transfer his interest in the partnership for a nominal charge to his successor at Emeritus or other person designated by us. In February 1999, Mr. Brandstrom ceased to be an officer but has continued as a director and vice-chairman of the Board. As a result, we have not requested a transfer of his interest in the partnership to another officer. Following Mr. Price's resignation in March 2000, Mr. Brandstrom was appointed Acting CFO until a permanent replacement is found.

  We have entered into non-competition agreements with Messrs. Baty and Brandstrom. These agreements provide that they will not compete with us, directly or indirectly, in the ownership, operation or management of assisted living communities anywhere in the United States and Canada during the terms of their employment and for a period of two years following the termination of their employment. The agreements also provide, however, that they may hold (1) up to a 10% limited partnership interest in a partnership engaged in such business, (2) less than 5% of the outstanding equity securities of a public company engaged in such business, and (3) interests in the New York partnership described above. These agreements do not limit Mr. Baty's current role with Holiday. Mr. Baty has agreed, however, that if Holiday operates or manages assisted living communities, other than as a limited component of independent living communities consistent with its current operations, he will not personally be active in the management, operation or financing of such facilities nor will he hold any separate ownership or other interest therein.

 Other Community Transactions

  In April 1998, we assigned our economic interest in a 172-unit assisted living community located in Fairfield, California to a limited liability company for $2.8 million in cash. Our economic interest consisted of a 67% interest in the profits, losses and distributions of an operating limited liability company that owns and operates the community, the right to receive payments of principal and interest under a $2.4 million promissory note evidencing a loan by us to the operating company and the obligation to make additional capital contributions under the agreement establishing the operating company. The limited liability company to which we assigned our economic interest is comprised of a third-party investor as to a 25% interest and three investor pools with interests of 14.1%, 35.9% and 25%. Mr. Baty's family partnership is the 18.75% general partner in the first two pools and the third pool includes Mr. Baty individually as its 18.75% general partner. We continue to manage the operation of the community pursuant to a management agreement and to manage the affairs of the operating limited liability company. We receive fees for these management activities equal to 5% of gross revenues of the community. During 1999, we received $87,386 in management fees. At the time we assigned our economic interest in this community, we retained the right to repurchase our interest at the $2.8 million purchase price plus a 9% per annum return. In January 2000, we repurchased 25% of our original interest in the community for a total of $791,000.

  In June 1998, we sold a 295-unit independent and assisted living facility located in Texas to a partnership consisting of Columbia Pacific Master Fund, as to a 99% interest, and to Mr. Baty personally, as to a 1% limited partnership interest. The purchase price for the facility was $6.75 million plus the assumption of a first mortgage of $14.8 million, which was guaranteed by Mr. Baty in connection with the transaction, and a release of Emeritus from the mortgage obligations. The purchase price was paid as follows:

  .  cash in the amount of $4.5 million;

  . a promissory note in the amount of $1.5 million, of which $1.0 million was repaid in 1999, bearing interest at 9% per annum and maturing in 10 years; and

  . an $800,000 promissory note bearing interest at 9% per annum, due on demand.

We and the partnership have entered into a management agreement for a five-year term, with automatic two-year extensions, with management fees of 6% of gross revenue or $10,000 per month, whichever is greater. We have the right of first refusal in the event of the sale of the facility. For 1999, we received $177,300 in management fees; we have $185,500 in interest receivable under the convertible notes.

  In June 1998, we sold a 30% general partnership interest in Cooper George Partners Limited Partnership, a limited partnership in which we formerly held a 50% general partnership interest, to Columbia Pacific Master Fund. Concurrently, Columbia Pacific Master Fund purchased a 19% limited partnership interest from an independent investor who formerly held a 50% limited partnership interest. Our remaining 20% interest was converted to a limited partnership interest. Cooper George Partners owns a 141-unit assisted living community in Washington. The purchase price for the partnership interest was $1.05 million payable in cash. In connection with the purchase, the partnership agreement was modified to provide that profits, losses and distributions would be shared 80% by Columbia Pacific Master Fund and 20% by us. Also in connection with the transaction, the facility was refinanced through a $9.68 million first mortgage loan from Deutsche Bank, guaranteed by Mr. Baty, and we received a distribution of $580,000 consisting of 20% of the net proceeds of $2.9 million resulting from the refinancing. We and Cooper George Partners have entered into a management agreement for a five-year term, with automatic two-year extensions, with management fees of 6% of gross revenue or $10,000 per month, whichever is greater. We have the right of first refusal in the event of the sale of the facility. For 1999, we received $129,000 in management fees.

 Alert Care Transaction

  In September 1999 Holiday loaned us $4.0 million on terms providing for interest at 9% per annum. In consideration of the loan, we sold to Holiday 38.9% of the shares of capital stock we owned in Alert Care Corporation for our cost. In November 1999, pursuant to an offer by a joint venture controlled by Toronto Dominion Bank, we sold all of our remaining shares of Alert Care and Holiday sold all of its shares of Alert Care. The terms of this offer gave the investors in Alert Care, including us and Holiday, the option of continuing the investment in Alert Care or accepting a fixed cash price. Both we and Holiday elected to sell the investment for the cash price. Holiday was a noncontrolling minority investor in the purchasing joint venture. The loan from Holiday was repaid in November 1999. As a result of these transactions, Holiday recognized a gain on the sale of its shares of Alert Care of approximately $365,000 and interest on the loan of approximately $46,000.

 NorthStar Transaction

  In October 1997, a group of institutional investors led by NorthStar Capital Partners LLC, of which Mr. Hamamoto is a principal, purchased 25,000 shares of Series A Convertible Exchangeable Redeemable Preferred Stock, representing approximately 10% ownership of Emeritus, for $25 million. The Series A Stock is entitled to a quarterly 9% dividend. Each share of Series A Preferred Stock is convertible into that number of shares of common stock equal to $1,000, the liquidation value of a share of Series A Preferred Stock, divided by the conversion price of $18.20 per share. Currently the Series A Preferred Stock is convertible into an aggregate of 1,373,626 shares of our common stock. The Series A Preferred Stock is also exchangeable into convertible debt at our option. The conversion price is subject to adjustment in the event of stock dividends, stock subdivisions and combinations, and extraordinary distributions. The Series A Preferred Stock has a mandatory redemption date of October 24, 2004.

  Pursuant to a shareholders agreement entered into in connection with this investment, Emeritus and Mr. Baty are required to take all necessary action to:

  .  elect one director selected by NorthStar;

  . if NorthStar invests an additional $25 million in Emeritus, elect a second additional director selected by NorthStar; and

  . if the size of our board increases, elect additional directors so that Northstar's representation shall not be less than one-seventh of the entire board.

These rights terminate in certain events relating to Northstar's sale of capital stock or a change in control of NorthStar. All NorthStar transfers are subject to our right of first refusal. In addition, if Mr. Baty sells shares of common stock representing 50% or more of his ownership position, NorthStar is entitled to participate in that sale on a pro rata basis. NorthStar has agreed not to purchase any additional shares of our voting securities, from now until 18 months after it ceases to own 5% of the outstanding common stock on a fully diluted basis.

  During 1999, we did not pay currently the 9% dividend on the Series A Stock and such dividends accumulated under the terms of the Series A Stock. In January 2000, we paid Northstar $2,250,000 and in April 2000 paid an additional $350,000, which represented all dividends in arrears.

 Other Transactions

  In February 1998, we entered into four management agreements with XL Management Company L.L.C., an affiliate of Holiday. Under these agreements, XL Management provides management services relating to four of our newly developed assisted living communities in Texas. The agreements provide for initial terms of 30 months and management fees based on 6% of gross revenues, payable monthly. XL Management earned fees of $316,000 under these agreements in 1999.

  In April 1998, we entered into a joint venture with Sanyo Electric Co. Ltd., of Osaka, Japan, with which Mr. Iue is affiliated, to provide assisted-living services in Japan. The joint venture, Sanyo Emeritus Corporation, has been formed to provide a residential-based healthcare alternative for Japan's growing elderly population. Sanyo Emeritus was initially capitalized with
(Yen)50 million, or $384,000 (U.S.), with Emeritus and Sanyo each providing half the funds. The joint venture's first assisted-living community in Japan was opened in December 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2000                        Emeritus Corporation (Registrant)

                                                   /s/ Daniel R. Baty
                                          _____________________________________
                                                     Daniel R. Baty,
                                          Chief Executive Officer and Chairman
                                                      of the Board

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, this amendment to the report has been signed by the following persons in the capacities indicated below on May 1, 2000.

                                                   /s/ Daniel R. Baty
                                          _____________________________________
                                             Chairman of the Board and Chief
                                                    Executive Officer

                                                /s/ Raymond R. Brandstrom
                                          _____________________________________
                                                 Raymond R. Brandstrom,
                                           Director and Acting Chief Financial
                                                         Officer

                                                   /s/ Patrick Carter
                                          _____________________________________
                                                     Patrick Carter,
                                                        Director

                                          _____________________________________
                                                   William E. Colson,
                                                        Director

                                                   /s/ David Hamamoto
                                          _____________________________________
                                                     David Hamamoto,
                                                        Director

                                                    /s/ Motoharu Iue
                                          _____________________________________
                                                      Motoharu Iue,
                                                        Director

                                          _____________________________________
                                                    David W. Niemiec,
                                                        Director

                                          _____________________________________
                                                   Charles P. Durkin,
                                                        Director