Form 10-Q
period 2000-03-31
EMERITUS CORP\WA\
filed 2000-05-15
CIK 1001604

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-Q
--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

     For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number   1-14012

                              EMERITUS CORPORATION
             (Exact name of registrant as specified in its charter)

                      FOR THE QUARTER ENDED MARCH 31, 2000

             WASHINGTON                                 91-1605464
   (State or other jurisdiction                  (I.R.S Identification No.)
 of incorporation or organization)

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

                              [X] Yes      [ ] No


As of April 30, 2000 there were 10,079,012 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                              EMERITUS CORPORATION

                                     Index

                         Part I.  Financial Information


Item 1.       Financial Statements:                                                            Page No.
                                                                                               --------
              Condensed Consolidated Balance Sheets as of December 31, 1999 and
              March 31, 2000.............................................................            1

              Condensed Consolidated Statements of Operations for the Three Months ended
              March 31, 1999 and 2000....................................................            2


              Condensed Consolidated Statements of Comprehensive Operations for the
              Three Months ended March 31, 1999 and 2000.................................            3


              Condensed Consolidated Statements of Cash Flows for the Three Months ended
              March 31, 1999 and 2000....................................................            4


              Notes to Condensed Consolidated Financial Statements.......................            5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.................................................................            6


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.................           11


                          Part II.  Other Information

Item 6.       Exhibits...................................................................           11

              Signature..................................................................           12

Note: Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable

                              EMERITUS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1999 and March 31, 2000
                                  (unaudited)
                       (In thousands, except share data)

                                     ASSETS

                                                                                     December 31,        March 31,
                                                                                        1999               2000
                                                                                    -------------     --------------
Current Assets:
  Cash and cash equivalents...................................................         $ 12,860           $ 15,736
  Short-term investments......................................................            1,134              1,087
  Current portion of restricted deposits......................................              381                382
  Trade accounts receivable, net..............................................            1,895              1,777
  Other receivables...........................................................            9,309              8,196
  Prepaid expenses and other current assets...................................            2,714              3,490
  Property held for sale......................................................            7,531              7,132
                                                                                    -------------     --------------
          Total current assets................................................           35,824             37,800
                                                                                    -------------     --------------
Property and equipment, net...................................................          128,828            136,718
Property held for development.................................................            2,204              1,745
Notes receivable from and investments in affiliates...........................            2,915              3,474
Restricted cash...............................................................           13,500                  -
Restricted deposits, less current portion.....................................            6,148              6,155
Lease acquisition costs, net..................................................            5,907              5,552
Other assets, net.............................................................            3,044              2,913
                                                                                    -------------     --------------
          Total assets........................................................         $198,370           $194,357
                                                                                    =============     ==============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Short-term borrowings.......................................................         $  1,000           $      -
  Current portion of long-term debt...........................................            8,601              8,601
  Trade accounts payable......................................................            3,634              2,896
  Accrued employee compensation and benefits..................................            3,507              4,014
  Accrued interest............................................................            2,797              2,280
  Accrued real estate taxes...................................................            2,034              1,179
  Other accrued expenses......................................................            6,899              6,355
  Other current liabilities...................................................              524                908
                                                                                    -------------     --------------
          Total current liabilities...........................................           28,996             26,233
                                                                                    -------------     --------------
Deferred rent.................................................................            1,887              1,952
Deferred gain on sale of communities..........................................           18,590             18,535
Deferred income...............................................................              153                100
Convertible debentures........................................................           32,000             32,000
Long-term debt, less current portion..........................................          128,319            135,024
Security deposits and other long-term liabilities.............................              132                118
                                                                                    -------------     --------------
          Total liabilities...................................................          210,077            213,962
                                                                                    -------------     --------------
Minority interests............................................................              583                550
Redeemable preferred stock....................................................           25,000             25,000
Shareholders' Deficit:
 Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding 30,000 and 30,000 at December 31, 1999 and March 31, 2000,
  respectively................................................................                -                 -

 Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,323,950 and 10,065,550 shares at December 31, 1999 and
    March 31, 2000, respectively..............................................                1                  1
 Additional paid-in capital...................................................           66,916             65,458
 Accumulated other comprehensive loss.........................................             (380)              (414)
 Accumulated deficit..........................................................         (103,827)          (110,200)
                                                                                    -------------     --------------
          Total shareholders' deficit.........................................          (37,290)           (45,155)
                                                                                    -------------     --------------
          Total liabilities and shareholders' deficit.........................        $ 198,370          $ 194,357
                                                                                    =============     ==============



 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                             EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 1999 and 2000
                                  (unaudited)
                     (In thousands, except per share data)


                                                                                            1999                 2000
                                                                                      ----------------     ----------------
Revenues:
  Community revenue............................................................                $33,054              $29,081
  Other service fees...........................................................                    426                  397
  Management fees..............................................................                    699                1,088
                                                                                      ----------------     ----------------
          Total operating revenues.............................................                 34,179               30,566
                                                                                      ----------------     ----------------
Expenses:
  Community operations.........................................................                 21,652               19,955
  General and administrative...................................................                  3,512                3,756
  Depreciation and amortization................................................                  1,465                1,658
  Rent.........................................................................                  7,585                5,945
                                                                                      ----------------     ----------------
          Total operating expenses.............................................                 34,214               31,314
                                                                                      ----------------     ----------------
          Loss from operations.................................................                    (35)                (748)
                                                                                      ----------------     ----------------

Other income (expense):
  Interest expense, net........................................................                 (3,225)              (3,273)
  Other, net...................................................................                    304               (1,277)
                                                                                      ----------------     ----------------
          Net other expense....................................................                 (2,921)              (4,550)
                                                                                      ----------------     ----------------
          Net loss.............................................................                $(2,956)             $(5,298)
                                                                                      ----------------     ----------------
Preferred stock dividends......................................................                    555                1,075
                                                                                      ----------------     ----------------
          Net loss to common shareholders......................................                $(3,511)             $(6,373)
                                                                                      ================     ================

Loss per common share - basic and diluted:

     Loss before preferred stock dividends.....................................                $ (0.28)             $ (0.52)

     Preferred stock dividends.................................................                  (0.05)               (0.11)
                                                                                      ----------------     ----------------

Loss per common share..........................................................                $ (0.33)             $ (0.63)
                                                                                      ================     ================

 Weighted average number of common shares outstanding - basic
     and diluted...............................................................                 10,485               10,190
                                                                                      ================     ================



 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                             EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                  Three Months Ended March 31, 1999 and 2000
                                  (unaudited)
                                (In thousands)


                                                                                   1999                   2000
                                                                            -------------------    -------------------
Net loss..............................................................                  $(2,956)               $(5,298)
  Other comprehensive income (loss):
     Foreign currency translation adjustments.........................                        6                     (3)
     Unrealized holding losses on investment securities...............                   (1,468)                   (31)
                                                                            -------------------    -------------------
            Total other comprehensive loss............................                   (1,462)                   (34)
                                                                            -------------------    -------------------
Comprehensive loss....................................................                  $(4,418)               $(5,332)
                                                                            ===================    ===================



 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                             EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1999 and 2000
                                  (unaudited)
                                (In thousands)

                                                                                             1999                   2000
                                                                                    -------------------    -------------------
Net cash used in operating activities (including changes in all operating
 assets and liabilities)......................................................                  $(5,989)               $(5,323)
                                                                                    -------------------    -------------------
Cash flows from investing activities:
  Acquisition of property and equipment.......................................                     (972)                (8,459)
  Acquisition of property held for development................................                     (165)                  (532)
  Proceeds from sale of property and equipment................................                    3,444                    609
  Purchase of investment securities...........................................                      (12)                     -
  Construction advances - leased communities..................................                    5,264                      -
  Construction expenditures - leased communities..............................                   (5,893)                  (185)
  Advances to affiliates......................................................                      (39)                    (9)
  Investment in Senior Med....................................................                        -                   (550)
                                                                                    -------------------    -------------------
          Net cash provided by (used in) investing activities.................                    1,627                 (9,126)
                                                                                    -------------------    -------------------
Cash flows from financing activities:
  Increase in restricted deposits.............................................                     (269)                    (7)
  Decrease in restricted cash.................................................                        -                 13,500
  Payments related to the sale of preferred stock.............................                        -                   (447)
  Repayment of short-term borrowings..........................................                     (286)                (1,000)
  Debt issue and other financing costs........................................                     (118)                   (49)
  Proceeds from long-term borrowings..........................................                        -                  7,800
  Repayment of long-term borrowings...........................................                     (338)                (1,094)
  Repurchase of common stock..................................................                        -                 (1,375)
                                                                                    -------------------    -------------------
          Net cash provided by (used in) financing activities.................                   (1,011)                17,328
                                                                                    -------------------    -------------------

          Effect of exchange rate changes on cash.............................                        6                     (3)

          Net increase (decrease) in cash and cash equivalents................                   (5,367)                 2,876

Cash and cash equivalents at the beginning of the period......................                   11,442                 12,860
                                                                                    -------------------    -------------------
Cash and cash equivalents at the end of the period............................                  $ 6,075                $15,736
                                                                                    ===================    ===================
Supplemental disclosure of cash flow information -- cash paid during the
 period for interest..........................................................                  $ 3,206                $ 3,972
                                                                                    ===================    ===================


Noncash investing and financing activities:
  Transfer of property and equipment to property held for sale................                 $    99                $    52



 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The unaudited interim financial information furnished below, in the opinion of our management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, comprehensive operations, and cash flows of Emeritus as of March 31, 2000 and for the three months ended March 31, 1999 and 2000. We presume that those reading this interim financial information have read or have access to our 1999 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 1999 Form 10-K filed March 30, 2000 and amended on May 1, 2000. Therefore, we have omitted footnotes and other disclosures in the Form 10-K. This financial information does not necessarily represent a full year's operations.

Property Held For Sale

Emeritus currently has six properties being held for sale.

Loss Per Share

Basic net income (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, as well as stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

We have calculated loss per common share on a dilutive basis without consideration of 4,251,788 and 10,128,212 common shares at March 31, 1999 and 2000, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

Sales and Acquisitions

In December 1998 we disposed of our leasehold interest in 22 leased communities and three owned communities (the "Emeritrust I communities"). The Emeritrust communities were sold to an entity in which a principal shareholder and a Board member of Emeritus are investors. Pursuant to the transaction, we manage all 25 communities under a three-year management contract and receive management fees of 5% of revenues, as well as an additional 2% of revenues if the communities achieve positive cash flows.

The management gives us an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The contract also requires cash shortfall funding by us if the Emeritrust I communities generate cash deficiencies in excess of $4.5 million. At March 31, 2000, we have accrued cash shortfall funding requirements of $3.3 million. Previously deferred gains and the gain on this transaction collectively totaling approximately $13 million have been deferred because of our continuing financial involvement.

In March 1999, we completed a disposition of our leasehold interests in 21 additional communities, consisting of 16 currently operational communities and five development communities (the "Emeritrust II communities"). The Emeritrust II communities were sold to an entity in which a principal shareholder and a Board member of Emeritus are investors. Pursuant to the transaction, we manage all 21 communities under a three-year management contract and receive management fees of 5% of revenues as well as an additional 2% of revenues if the communities achieve positive cash flows. We earned management fees of $0 and $465,000 for the quarters ended March 31, 1999 and 2000, respectively. The contract also provides us an option to purchase the 19 previously leased communities at a formula price.

The management contract requires cash shortfall funding by us if the development communities generate cash deficiencies in excess of $2.4 million. At March 31, 2000, we had not incurred a cash shortfall-funding requirement.

New Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. We do not anticipate a material impact on the financial portion or results of operations from the future adoption of this standard.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We do not expect the adoption of Interpretation No. 44 to have a material impact on our consolidated financial statements.

Subsequent Event

On May 15, 2000, we modified our preferred stock agreements with Saratoga to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions, including cash, and other requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) on or before August 8, 2000, to issue to Saratoga a seven-year warrant to purchase 1.0 million shares of Emeritus Common Stock at an exercise price of $4.30 per share (with such shares approved for listing on the American Stock Exchange) or, in the alternative, to pay Saratoga in cash the sum of $5.0 million plus any profit that exists in the warrant at August 8, 2000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Overview

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we held our initial public offering and began our expansion strategy.

Until 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. Having achieved our growth objective, in 1999 and continuing in 2000, we have substantially reduced our pace of acquisition and development activities to concentrate on increasing occupancy, which had been a secondary focus during the period of rapid expansion. Our focus on occupancy yielded an approximate 300 unit increase in occupied units between March 31, 1999 and March 31, 2000 to an average occupancy of 87% (excluding the Emeritrust II communities for March 31, 1999), across our consolidated portfolio. Our total operated portfolio experienced stronger growth for average occupancy, increasing approximately 1,700 occupied units between March 31, 1999 and March 31, 2000 to 81%. We intend to continue our growth strategy by selectively acquiring and developing new communities with operating characteristics consistent with our current emphasis on maintaining high occupancy and enhancing our operating model and service offerings.

The following table sets forth a summary of the Company's property interests.

                                       As of December 31,             As of December 31,                  As of March 31,
                                             1998                            1999                              2000
                                  ---------------------------     ---------------------------     -------------------------------
                                     Buildings       Units           Buildings        Units           Buildings         Units
                                  ---------------------------     ---------------------------     -------------------------------
Owned (4)                                   15          1,492               16          1,572                17          1,670
Leased (4)                                  52          3,937               40          3,302                40          3,344
Managed/Admin Services                      38          3,734               68          6,247                68          6,247
Joint Venture/Partnership                    8            809                5            605                 6            719
                                  ---------------------------     ---------------------------     ----------------------------
     Operated Portfolio                    113          9,972              129         11,726               131         11,980

     Percentage Increase (1)                13%            15%              14%            18%                2%             2%

Pending Acquisitions                         -              -                2            206                 1            111
New Developments (2)                        21          2,029                6            604                 6            575
Minority Interest (Alert) (3)               21          1,203                -              -                 -              -
                                  ---------------------------     ---------------------------     ----------------------------
     Total                                 155         13,204              137         12,536               138         12,666
                                  ---------------------------     ---------------------------     ----------------------------
     Percentage Increase
        (decrease) (1)                       5%             6%             (12%)           (5%)               1%             1%

--------
(1) The percentage increase (decrease) indicates the change from the prior period.

(2) The six communities under development at March 31, 2000 are being developed by third parties, but will be managed by us upon completion.

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

We have incurred net operating losses and negative cash flows from operating activities since our inception. As of March 31, 2000 we had an accumulated deficit of approximately $110.2 million. These losses resulted from a number of factors, including:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED


 . the development of 60 and acquisition of 71 assisted living communities that incurred operating losses during the 12 to 24 month period after acquisition or development;

 . occupancy levels at our communities that were lower for longer periods than we originally anticipated;

 . financing costs that we incurred as a result of multiple financing and refinancing transactions;

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

On December 10, 1999, we entered into an agreement to sell 40,000 shares of our Series B Stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, we completed the sale of 30,000 shares of Series B Stock, and we agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. The net proceeds to be received by us from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that if we did not use at least $23 million of the proceeds to acquire 24 assisted living communities currently managed or leased by us by June 27, 2000, then the use of approximately $35 million of the proceeds (less amounts paid for such communities) would be subject to Saratoga's approval. On May 15, 2000, we modified our agreements with Saratoga to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) on or before August 8, 2000, to issue to Saratoga a seven-year warrant to purchase 1.0 million shares of Emeritus Common Stock at an exercise price of $4.30 per share (with such shares approved for listing on the American Stock Exchange) or, in the alternative, to pay Saratoga in cash the sum of $5.0 million plus any profit that exists in the warrant at August 8, 2000. We intend to pursue the acquisitions on a different schedule and different terms and conditions than originally contemplated.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED


Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                                                                                          Period to Period
                                                                                                             Percentage
                                                                                                         Increase (Decrease)
                                                                      Percentage of Revenues                Three Months
                                                                        Three Months Ended                      Ended
                                                                            March 31,                         March 31,
                                                             -------------------------------------    -----------------------
                                                                    1999                2000                  1999-2000
                                                             -----------------    ----------------    -----------------------
Revenues..................................................               100.0%              100.0%                    (10.6)%

Expenses:
  Community operations....................................                63.3                65.3                      (7.8)
  General and administrative..............................                10.3                12.3                       6.9
  Depreciation and amortization...........................                 4.3                 5.4                      13.2
  Rent....................................................                22.2                19.4                     (21.6)
                                                             -----------------    ----------------
    Total operating expenses..............................               100.1               102.4                      (8.5)
                                                             -----------------    ----------------
    Loss from operations..................................                (0.1)               (2.4)                   2037.1
                                                             -----------------    ----------------
Other income (expense):
  Interest expense, net...................................                (9.4)              (10.7)                      1.5
Other, net................................................                 0.9                (4.2)                   (520.1)
                                                             -----------------    ----------------
    Net other expense ....................................                (8.5)              (14.9)                     55.8
                                                             -----------------    ----------------
    Net loss..............................................                (8.6)%             (17.3)%                    79.2%
                                                             =================    ================    ======================

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Revenues: Total operating revenues for the three months ended March 31, 2000 decreased 10.6% or $3.6 million from the comparable period in 1999. The change in revenue is a result of the repositioning of 17 communities subsequent to the first quarter of 1999 from leased/owned communities to managed. The repositioned communities generated $6.4 million in revenue during the first quarter of 1999. This decrease in revenue was offset by: 1) generally increasing levels of occupancy throughout our consolidated portfolio, including a three percentage point increase in average occupancy to 87% for the first quarter of 2000 compared to 84% for the first quarter of 1999 (excluding the Emeritrust II communities); and 2) an increase in management fee revenue of $389,000 during the first quarter of 2000 compared to the first quarter of 1999 as we retain a management interest in the repositioned communities.

Community Operations: Community operating expenses for the three months ended March 31, 2000 decreased 7.8% or $1.7 million from the comparable period in 1999 to $20.0 million. The overall decrease in community operating expenses is a result of the community repositionings that occurred after the first quarter of 1999. These repositioned communities had incurred $3.7 million of community operating expenses during the first quarter of 1999. The decrease is offset by:
1) increased variable costs resulting from occupancy gains; and 2) increased sales and marketing costs.

General and Administrative: As a percentage of total operating revenues, general and administrative (G&A) expenses increased to 12.3% for the three months ended March 31, 2000 as compared to 10.3% recorded for the quarter ended March 31, 1999. The increase of G&A costs as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the repositioning of the Emeritrust I and II communities. Overall, G&A costs increased approximately $244,000 primarily due to greater personnel costs to support the increasing number of communities.

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 2000 were $1.7 million, or 5.4% of total operating revenues, compared to $1.5 million, or 4.3% of total operating revenues for the comparable period in 1999. The increase is principally the result of acquiring two communities in late 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

Rent: Rent expense for the three months ended March 31, 2000 was $5.9 million, representing a decrease of $1.6 million, or 21.6% from the comparable period in 1999. The decrease is primarily attributable to the repositioning of 17 leased communities to managed communities on March 31, 1999, accounting for $1.9 million in rent expense for the three months ended March 31, 1999. We leased an average of 40 communities for the three months ended March 31, 2000, compared to an average of 52 for the three months ended March 31, 1999. Rent as a percentage of revenues was 22.2% and 19.4% for the three months ended March 31, 1999 and 2000, respectively.

Interest Expense, Net: Interest expense, net, for the three months ended March 31, 2000 increased $48,000 from the comparable period in 1999. As a percentage of revenue, interest expense amounted to 9.4% and 10.7% for the three months ended March 31, 1999 and 2000, respectively.

Same Community Comparison

We operated 56 communities on a comparable basis during both the three months ended March 31, 1999 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended March 31, 1999 and 2000.

                                                                         Three months Ended March 31,
                                                                               (In thousands)

                                                                                               Dollar              Percentage
                                                    1999                    2000               Change                Change
                                             -------------------    -------------------   -----------------    -------------------
Revenue...................................         $25,395                $27,019              $1,624                      6%
Community operating expenses..............          15,782                 17,376               1,594                     10
                                             -------------------    -------------------   -----------------    -------------------
   Community operating income.............           9,613                  9,643                  30                      -
                                             -------------------    -------------------   -----------------    -------------------
Depreciation and amortization.............           1,178                  1,280                 102                      9
Rent......................................           5,453                  5,497                  44                      1
                                             -------------------    -------------------   -----------------    -------------------
   Operating income.......................           2,982                  2,866                (116)                    (4)
                                             -------------------    -------------------   -----------------    -------------------
Interest expense, net....................            2,464                  2,517                  53                      2
Other income.............................               (9)                    28                  37                    411
                                             -------------------    -------------------   -----------------    -------------------
   Income (loss).....................              $   527                $   321              $ (206)                 (142)%
                                             ===================    ===================   =================    ===================

The same communities represented $27.0 million or 88.3% of our total revenue for the first quarter of 2000. Same community revenues increased by $1.6 million or 6% for the quarter ended March 31, 2000 from the comparable period in 1999. The increase in revenue is attributable to increased occupancy and monthly rate increases due to an expanded range of services offered at the communities. During the quarter ended March 31, 2000, occupied units increased by approximately 200 units to an average occupancy of 89%. In addition, same community average revenue per unit increased from $2,083 per month for the quarter ended March 31, 1999 to $2,115 per month for the quarter ended March 31, 2000. During the three months ended March 31, 2000, we recorded income of $321,000 compared to income of $527,000 for the three months ended March 31, 1999, primarily relating to the effects of local market conditions on three communities in this portfolio.

Liquidity and Capital Resources

For the three months ended March 31, 2000, net cash used in operating activities was $5.3 million compared to $6.0 million for the comparable period in the prior year. The primary component of this operating use of cash was the net loss of $6.4 million and $3.5 million recorded in the three months ended March 31, 2000 and 1999, respectively.

Net cash used in investing activities amounted to $9.1 million for the three months ended March 31, 2000, primarily due to the acquisition of property and equipment of $8.5 million. Net cash provided by investing activities for the three months ended March 31, 1999 was $1.6 million, which included the proceeds from the sale of the Emeritrust II properties offset by construction expenditures at leased communities.

For the three months ended March 31, 2000, net cash provided by financing activities was $17.3 million primarily from the agreement with Saratoga Partners which removed the restriction of $13.5 million in cash and the financing of one new community offset by debt repayment. For the three months ended March 31, 1999, net cash used in financing activities was $1.0 million, primarily the result of debt repayment.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

We have been, and expect to continue, to be dependent on third-party financing for our cash needs in connection with operating losses as well as with our acquisition and development of communities. There can be no assurance that financing for these requirements will be available to us on acceptable terms. Moreover, to the extent we acquire communities that do not generate positive cash flow, we may have to seek additional capital or borrowings for working capital and liquidity purposes.

Impact of Year 2000

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

Impact of Inflation

To date, inflation has not had a significant impact on Emeritus. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

Forward-Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or contain current facts deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Emeritus's actual future experience involving any one or more of the matters and subject areas relating to demand, pricing, competition, construction, licensing, permitting, construction delays on new developments contractual and licensure, and other delays on the disposition of assisted living communities in our portfolio, and our ability to continue managing costs while maintaining high occupancy rates and market rate assisted living charges in our assisted living communities. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the matter or subject area discussed in this statement. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short- and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At March 31, 2000, our variable rate borrowings totaled $85.3 million. If market interest rates average 2% more in 2000 than they did in 1999, our interest expense and net loss would increase $1.7 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of March 31, 2000 and does not consider changes in the actual level of borrowings that may occur subsequent to March 31, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to our financial structure to mitigate the exposure to such a change.


                           PART II OTHER INFORMATION

Items 1-5 are not applicable.

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number    Description
          ------    -----------



          27.1 Financial Data Schedule


          (a)  Reports on Form 8-K.

                 We filed a form 8-K on January 14, 2000 to report under Item 5, the sale on December 30,1999 of shares of our Series B Convertible Preferred Stock to Saratoga Partners IV, L.P. and a related investor.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000

                                    EMERITUS CORPORATION
                                    (Registrant)

                                    /s/  Raymond R. Brandstrom
                                    --------------------------------------
                                    Raymond R. Brandstrom,
                                    Interim Chief Financial Officer and
                                    Vice Chairman of the Board