Form 10-Q
period 2000-06-30
EMERITUS CORP\WA\
filed 2000-08-14
CIK 1001604

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

     For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  1-14012


                             EMERITUS CORPORATION
            (Exact name of registrant as specified in its charter)

                      FOR THE QUARTER ENDED JUNE 30, 2000

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

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 20, 2000 there were 10,088,673 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                             EMERITUS CORPORATION

                                     Index


                        Part I.  Financial Information


Item 1.  Financial Statements:                                        Page No.
                                                                      --------

         Condensed Consolidated Balance Sheets as of December
         31, 1999 and June 30, 2000 (unaudited).....................      1

         Condensed Consolidated Statements of Operations for
         the Three Months and Six Months Ended June 30, 1999
         and 2000 (unaudited).......................................      2

         Condensed Consolidated Statements of Comprehensive
         Operations for the Three Months and Six Months ended
         June 30, 1999 and 2000 (unaudited).........................      3

         Condensed Consolidated Statements of Cash Flows for
         the Six Months ended June 30, 1999 and 2000 (unaudited)....      4

         Notes to Condensed Consolidated Financial
         Statements (unaudited).....................................      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................      7

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk................................................     13


                          Part II.  Other Information

Item 6.  Exhibits...................................................     14

         Signatures.................................................     15


Note: Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

                             EMERITUS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1999 and June 30, 2000
                                  (unaudited)
                       (In thousands, except share data)

                                                                                      December 31,            June 30,
                                                                                          1999                  2000
                                                                                  -------------------   -------------------
                                    ASSETS
Current Assets:
  Cash and cash equivalents...................................................          $  12,860             $  10,098
  Short-term investments......................................................              1,134                   752
  Current portion of restricted deposits......................................                381                   387
  Trade accounts receivable, net..............................................              1,895                 1,706
  Other receivables...........................................................              9,309                 8,305
  Prepaid expenses and other current assets...................................              2,714                 3,222
  Property held for sale......................................................              7,531                 7,050
                                                                                  -------------------   -------------------
      Total current assets....................................................             35,824                31,520
                                                                                  -------------------   -------------------
Property and equipment, net...................................................            128,828               136,197
Property held for development.................................................              2,204                 1,744
Notes receivable from and investments in affiliates...........................              2,915                 4,114
Restricted cash...............................................................             13,500                     -
Restricted deposits, less current portion.....................................              6,148                 6,935
Lease acquisition costs, net..................................................              5,907                 5,451
Other assets, net.............................................................              3,044                 2,618
                                                                                  -------------------   -------------------
      Total assets............................................................          $ 198,370             $ 188,579
                                                                                  ===================   ===================

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Short-term borrowings.......................................................          $   1,000             $       -
  Current portion of long-term debt...........................................              8,601                82,310
  Trade accounts payable......................................................              3,634                 3,246
  Accrued employee compensation and benefits..................................              3,507                 3,323
  Accrued interest............................................................              2,797                 2,848
  Accrued real estate taxes...................................................              2,034                 1,381
  Other accrued expenses......................................................              6,899                 5,654
  Other current liabilities...................................................                524                 1,113
                                                                                  -------------------   -------------------
      Total current liabilities...............................................             28,996                99,875
                                                                                  -------------------   -------------------
Deferred rent.................................................................              1,887                 2,016
Deferred gain on sale of communities..........................................             18,590                18,449
Deferred income...............................................................                153                   136
Convertible debentures........................................................             32,000                32,000
Long-term debt, less current portion..........................................            128,319                60,291
Security deposits and other long-term liabilities.............................                132                   103
                                                                                  -------------------   -------------------
      Total liabilities.......................................................            210,077               212,870
                                                                                  -------------------   -------------------
Minority interests............................................................                583                   568
Redeemable preferred stock....................................................             25,000                25,000
Shareholders' Deficit:
  Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and
   outstanding 30,000 and 30,305 at December 31, 1999 and June 30, 2000,                        -                     -
   respectively...............................................................
  Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and
   Outstanding 10,323,950 and 10,088,673 shares at December 31, 1999 and
   June 30, 2000, respectively................................................                  1                     1
  Additional paid-in capital..................................................             66,916                65,776
  Accumulated other comprehensive loss........................................               (380)                 (765)
  Accumulated deficit.........................................................           (103,827)             (114,871)
                                                                                  -------------------   -------------------
      Total shareholders' deficit.............................................            (37,290)              (49,859)
                                                                                  -------------------   -------------------
      Total liabilities and shareholders' deficit.............................          $ 198,370             $ 188,579
                                                                                  ===================   ===================

 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                              EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Six Months Ended June 30, 1999 and 2000
                                  (unaudited)
                     (In thousands, except per share data)


                                                   Three months ended June 30,              Six months ended June 30,
                                                     1999                2000                1999                2000
                                               ----------------   -----------------   -----------------   -----------------
Revenues:
  Community revenue.......................           $27,191           $28,842             $60,671             $ 57,923
  Other service fees......................                 -               363                   -                  760
  Management fees.........................             1,693             1,145               2,392                2,233
                                               ----------------   -----------------   -----------------   -----------------
      Total operating revenues............            28,884            30,350              63,063               60,916

Expenses:
  Community operations....................            17,688            18,345              39,340               38,300
  General and administrative..............             3,527             3,696               7,039                7,452
  Depreciation and amortization...........             1,403             1,709               2,868                3,367
  Rent....................................             5,733             5,978              13,318               11,923
                                               ----------------   -----------------   -----------------   -----------------
      Total operating expenses............            28,351            29,728              62,565               61,042
                                               ----------------   -----------------   -----------------   -----------------
      Income (loss) from operations.......               533               622                 498                 (126)

Other income (expense):
  Interest expense, net...................            (3,163)           (3,424)             (6,388)              (6,697)
  Other, net..............................               622              (780)                926               (2,057)
                                               ----------------   -----------------   -----------------   -----------------
      Net other expense...................            (2,541)           (4,204)             (5,462)              (8,754)
                                               ----------------   -----------------   -----------------   -----------------

      Net loss............................           $(2,008)          $(3,582)             (4,964)            $ (8,880)

Preferred stock dividends.................               561             1,089               1,116                2,164
                                               ----------------   -----------------   -----------------   -----------------
      Net loss to common shareholders.....           $(2,569)          $(4,671)            $(6,080)            $(11,044)
                                               ================   =================   =================   =================

Loss per common share - basic and diluted:

    Loss before preferred stock
     dividends............................           $ (0.19)          $ (0.35)            $ (0.47)            $  (0.88)

    Preferred stock dividends.............             (0.05)            (0.11)              (0.11)               (0.21)

Loss per common share.....................           $ (0.24)          $ (0.46)            $ (0.58)            $  (1.09)
                                               ================   =================   =================   =================

  Weighted average number of common
   shares outstanding - basic and
   diluted................................            10,488            10,079              10,486               10,138

 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                             EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
               Three and Six Months Ended June 30, 1999 and 2000
                                  (unaudited)
                                (In thousands)



                                                           Three months ended June 30,              Six months ended June 30,
                                                            1999                2000                1999                 2000
                                                      ----------------    ----------------    -----------------    ---------------
Net loss...........................................       $(2,008)            $(3,582)             $(4,964)            $(8,880)
  Other comprehensive income (loss):
    Foreign currency translation adjustments.......            15                   -                   20                  (3)
    Unrealized holding losses on investment
     securities....................................          (181)               (351)              (1,648)               (382)
                                                      ----------------    ----------------    -----------------    ---------------
        Total other comprehensive loss.............          (166)               (351)              (1,628)               (385)
                                                      ----------------    ----------------    -----------------    ---------------
Comprehensive loss.................................       $(2,174)            $(3,933)             $(6,592)            $(9,265)
                                                      ================    ================    =================    ===============

 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                             EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1999 and 2000
                                  (unaudited)
                                (In thousands)

                                                                                      1999                  2000
                                                                              -------------------    -------------------
Net cash used in operating activities (including changes in
 all operating assets and liabilities)................................              $ (8,230)              $ (3,963)
                                                                              -------------------    -------------------

Cash flows from investing activities:
  Acquisition of property and equipment...............................                (1,655)                (9,494)
  Acquisition of property held for development........................                  (146)                  (564)
  Proceeds from sale of property and equipment........................                 3,767                    609
  Purchase of investment securities...................................                   (50)                     -
  Construction advances - leased communities..........................                10,801                      -
  Construction expenditures - leased communities......................               (11,643)                  (197)
  Advances to affiliates..............................................                  (254)                   (94)
  Increase in other assets............................................                     -                 (1,303)
                                                                              -------------------    -------------------
      Net cash provided by (used in) investing activities.............                   820                (11,043)
                                                                              -------------------    -------------------

Cash flows from financing activities:
  Increase in restricted deposits.....................................                  (269)                  (793)
  Decrease in restricted cash.........................................                     -                 13,500
  Payments related to the sale of preferred stock.....................                     -                   (503)
  Proceeds from short-term borrowings.................................                 3,500                      -
  Repayment of short-term borrowings..................................                  (677)                (1,000)
  Debt issue and other financing costs................................                   (79)                   (86)
  Proceeds from long-term borrowings..................................                     -                  7,800
  Repayment of long-term borrowings...................................                  (450)                (2,118)
  Payment of dividends................................................                     -                 (3,308)
  Repurchase of common stock..........................................                     -                 (1,245)
                                                                              -------------------    -------------------
      Net cash provided by financing activities.......................                 2,025                 12,247
                                                                              -------------------    -------------------

  Effect of exchange rate changes on cash.............................                    20                     (3)

      Net decrease in cash and cash equivalents.......................                (5,365)                (2,762)

Cash and cash equivalents at the beginning of the period..............                11,442                 12,860
                                                                              -------------------    -------------------

Cash and cash equivalents at the end of the period....................              $  6,077               $ 10,098
                                                                              ===================    ===================

Supplemental disclosure of cash flow information -- cash
 paid during the period for interest..................................              $  6,195               $  6,971
                                                                              ===================    ===================

 See accompanying Notes to Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                             EMERITUS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Basis of Presentation

This unaudited interim financial information, in the opinion of our management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, comprehensive operations, and cash flows of Emeritus as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000. We presume that those reading this interim financial information have read or have access to our 1999 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 1999 Form 10-K filed March 30, 2000 and amended on May 1, 2000. Therefore, we have omitted herein, certain footnotes and other disclosures included in the Form 10-K. This financial information does not necessarily represent a full year's operations.

Restricted Cash

On December 10, 1999, we entered into an agreement to sell 40,000 shares of our Series B Stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, we completed the sale of 30,000 shares of Series B Stock, and we agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. The net proceeds to be received by us from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that if we did not use at least $23 million of the proceeds to acquire 24 assisted living communities currently managed or leased by us by June 27, 2000, then the use of approximately $35 million of the proceeds (less amounts paid for such communities) would be subject to Saratoga's approval. Under a letter dated May 15, 2000, as amended by a subsequent letter agreement, we modified our agreements with Saratoga to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) provide that, within seven days following shareholder approval, which we have agreed to obtain by August 29, 2000, we will issue to Saratoga a seven-year warrant to purchase one million shares of Emeritus Common Stock at an exercise price of $4.30 per share (with such shares approved for listing on the American Stock Exchange) or, in the alternative, to pay Saratoga in cash the sum of $5.0 million plus any profit that exists in the warrant on the final due date for our issuance of the warrant. We intend to pursue the acquisitions on a different schedule and different terms and conditions than originally contemplated.

Property Held For Sale

Emeritus currently has six properties being held for sale.

Long-term Debt

Our current portion of long-term debt includes all principal balances due within one year following the June 30, 2000 balance sheet. As of June 30, 2000, we had mortgage debt of $140.8 million, with minimum principal payments of $3.8 million due on this debt by June 30, 2001. In addition, approximately $5.3 million of this debt will reach maturity on December 31, 2000 and $73.2 million of this debt will reach maturity on April 29, 2001. We anticipate and will actively pursue obtaining funding sufficient to replace or extend this debt, through either refinancing or restructuring said debt, or obtaining additional equity or debt financing, within a reasonable time prior to the maturity date.

Loss Per Share

Basic net income (loss) per share is computed based on the weighted average shares outstanding during the period and excludes any potential dilution. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, as well as stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

                             EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (unaudited)

Loss Per Share - continued

We have calculated loss per common share on a dilutive basis without consideration of 4,254,122 and 10,176,456 common shares at June 30, 1999 and 2000, respectively, related to outstanding options, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

Sales and Acquisitions

In December 1998 we disposed of our leasehold interest in 22 leased communities and three owned communities (the "Emeritrust I communities"). The Emeritrust I communities were sold to an entity in which a principal shareholder and a former Board member of Emeritus are investors. Pursuant to the transaction, we manage all 25 communities under a three-year management contract and receive management fees of 5% of revenues, as well as an additional 2% of revenues if the communities achieve positive cash flows.

The management contract gives us an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The contract also requires cash shortfall funding by us if the Emeritrust I communities generate cash deficiencies in excess of $4.5 million. At June 30, 2000, we have accrued cash shortfall funding requirements of $4.2 million. Previously deferred gains and the gain on this transaction collectively totaling approximately $13 million have been deferred because of our continuing financial involvement.

In March 1999, we completed a disposition of our leasehold interests in 21 additional communities, consisting of 16 currently operational communities and five development communities (the "Emeritrust II communities"). The Emeritrust II communities were sold to an entity in which a principal shareholder and a former Board member of Emeritus are investors. Pursuant to the transaction, we manage all 21 communities under a three-year management contract and receive management fees of 5% of revenues as well as an additional 2% of revenues if the communities achieve positive cash flows. We earned management fees of $317,000 and $666,000 for the quarters ended June 30, 1999 and 2000, respectively. The contract also provides us an option to purchase all 21 communities at a formula price.

The management contract requires cash shortfall funding by us if the operating communities generate cash deficiencies in excess of $2.4 million. At June 30, 2000, we had not incurred a cash shortfall-funding requirement. Development communities additionally require cash shortfall funding if the communities generate cash deficiencies in excess of $500,000 per community. As of June 30, 2000, we had not incurred a cash shortfall-funding requirement for the development communities.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. We do not anticipate a material impact on our financial portion or results of operations from the future adoption of this standard.

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

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. Having achieved our growth objective, in 1999 and continuing in 2000, we have substantially reduced our pace of acquisition and development activities to concentrate on improving community performance, through both occupancy and revenue per occupied unit. During the past 2 years, we increased occupied capacity by approximately 500 units in our consolidated operations (excluding Emeritrust I and Emeritrust II communities). Occupied capacity growth was stronger in our total operated portfolio, increasing 2,750 units from June of 1998 to June of 2000. Also, in late 1999 and early 2000, we began to focus on improving our revenue per occupied unit as our communities stabilized. For consolidated communities with average occupancy over 90% in January 2000, our rates increased $156 per unit or 7.7% between June 30, 1999 and June 30, 2000. While our focus has shifted to improving operational performance, we do intend to continue our growth strategy. Our continued growth strategy is to selectively acquire and develop new communities with operating characteristics consistent with our current emphasis on maintaining high occupancy and enhancing our operating model and service offerings. We acquired two such communities in the first six months of 2000 with a total of 206 units of capacity.

The following table sets forth a summary of our property interests.

                                       As of December 31,       As of December 31,          As of June 30,
                                              1998                     1999                     2000
                                     ----------------------   ----------------------    ----------------------
                                       Buildings    Units       Buildings    Units        Buildings    Units
                                     ----------------------   ----------------------    ----------------------
Owned (4)                                  15       1,492           16        1,572           17       1,681
Leased (4)                                 52       3,937           40        3,302           40       3,252
Managed/Admin Services                     38       3,734           68        6,247           73       6,879
Joint Venture/Partnership                   8         809            5          605            5         605
                                     ----------------------   ----------------------    ----------------------
    Operated Portfolio                    113       9,972          129       11,726          135      12,417

    Percentage Increase (1)                13%         15%          14%          18%           5%          6%

Pending Acquisitions                        -           -            2          206            -           -
New Developments (2)                       21       2,029            6          604            7         772
Minority Interest (Alert) (3)              21       1,203            -            -            -           -
                                     ----------------------   ----------------------    ----------------------
    Total                                 155      13,204          137       12,536          142      13,189
                                     ----------------------   ----------------------    ----------------------
    Percentage Increase
     (Decrease) (1)                         5%          6%         (12%)         (5%)          4%          5%

--------
(1) The percentage increase (decrease) indicates the change from the prior period, with December 31, 1998 reflecting the increase from December 31, 1997.

(2) Out of the seven communities under development at June 30, 2000 five are being developed by third parties, but will be managed by us upon completion. One community is being developed as a joint venture between us and a third party and the final development is an expansion of a current leased community.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

We have incurred net operating losses and negative cash flows from operating activities since our inception. As of June 30, 2000, we had an accumulated deficit of approximately $114.9 million. These losses resulted from a number of factors, including:

     . occupancy levels at our communities that were lower for longer periods than we originally anticipated;

     . financing costs that we incurred as a result of multiple financing and refinancing transactions;

     . administrative and corporate expenses that we increased to facilitate our growth.

On December 10, 1999, we entered into an agreement to sell 40,000 shares of our Series B Stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, we completed the sale of 30,000 shares of Series B Stock, and we agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. The net proceeds to be received by us from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that if we did not use at least $23 million of the proceeds to acquire 24 assisted living communities currently managed or leased by us by June 27, 2000, then the use of approximately $35 million of the proceeds (less amounts paid for such communities) would be subject to Saratoga's approval. Under a letter dated May 15, 2000, as amended by a subsequent letter agreement, we modified our agreements with Saratoga to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) provide that, within seven days following shareholder approval, which we have agreed to obtain by August 29, 2000, we will issue to Saratoga a seven-year warrant to purchase one million shares of Emeritus Common Stock at an exercise price of $4.30 per share (with such shares approved for listing on the American Stock Exchange) or, in the alternative, to pay Saratoga in cash the sum of $5.0 million plus any profit that exists in the warrant on the final due date for our issuance of the warrant. We intend to pursue the acquisitions on a different schedule and different terms and conditions than originally contemplated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED


Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                                                                                           Period to Period
                                                                                                    Percentage Increase (Decrease)
                                                            Percentage of Revenues                   Three Months     Six Months
                                                 Three Months Ended         Six Months Ended            Ended           Ended
                                                      June 30,                   June 30,              June 30,        June 30,
                                             -------------------------   ------------------------  ---------------  --------------
                                                1999         2000           1999          2000        1999-2000        1999-2000
Revenues................................       100.0 %       100.0 %       100.0 %       100.0 %         5.1 %           (3.4)%

Expenses:
  Community operations..................        61.3          60.5          62.4          62.9           3.7             (2.6)
  General and administrative............        12.2          12.2          11.2          12.2           4.8              5.9
  Depreciation and amortization.........         4.9           5.6           4.5           5.5          21.8             17.4
  Rent..................................        19.8          19.7          21.1          19.6           4.3            (10.5)
    Total operating expenses............        98.2          98.0          99.2         100.2           4.9             (2.4)
Profit (Loss) from operations...........         1.8           2.0           0.8          (0.2)         16.7           (125.3)
Other income (expense):
  Interest expense, net.................       (11.0)        (11.3)        (10.1)        (11.0)          8.3              4.8
  Other, net............................         2.2          (2.6)          1.5          (3.4)       (225.4)          (322.1)
                                             -----------  ------------   -----------  -----------  ---------------  -------------
    Net other expense...................        (8.8)        (13.9)         (8.6)        (14.4)         65.4             60.3
                                             -----------  ------------   -----------  -----------  --------------   -------------
    Net loss............................        (7.0)%       (11.9)%        (7.8)%       (14.6)%        78.4 %           78.9 %
                                             ===========  ============   ===========  ===========  ===============  =============

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Total Operating Revenues: Total operating revenues for the six months ended June 30, 2000 decreased 3.4% or $2.1 million to $60.9 million, from the comparable period in 1999. The change in revenue is primarily the result of our transferred interests in 21 leased communities (16 existing communities and five development communities) to others. We continue to manage these communities under three-year management agreements with rights of first refusal or options to acquire them in the future. Consequently, we now receive management fees from these communities rather than revenues arising from their operations. For the first six months of 1999, these communities were responsible for $6.4 million in revenue while generating $0.9 million in management fees for the same period in 2000. The offsetting increase in revenues of $3.9 million is attributable to generally increasing levels of occupancy throughout our consolidated portfolio and increasing management fee revenue from our growing portfolio of operated communities.

Community Operations: Community operating expenses for the six months ended June 30, 2000 decreased 2.6% or $1.0 million to $38.3 million, from the comparable period in 1999. The decrease is primarily the result of transferring our interest in 21 leased communities to others, as discussed in "Total Operating Revenues" above. Cost reductions from previously leased communities account for $4.1 million in reduced expenses. During the first six months of 2000, we acquired two additional communities which added an additional $1.3 million in expenses.

General and Administrative: As a percentage of total operating revenues, general and administrative (G&A) expenses increased to 12.2% for the six months ended June 30, 2000 as compared to 11.2% recorded for the six months ended June 30, 1999. The increase in G&A as a percentage of revenue is primarily the result of transferring our interest, and corresponding revenue, in 21 leased communities to others, as discussed in "Total Operating Revenues" above.

Depreciation and Amortization: Depreciation and amortization for the six months ended June 30, 2000 were $3.4 million, or 5.5% of total operating revenues, compared to $2.9 million, or 4.5% of total operating revenues for the comparable period in 1999. The increase is principally the result of acquiring two communities in late 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED


Rent: Rent expense for the six months ended June 30, 2000 was $11.9 million, representing a decrease of $1.4 million, or 10.5% from the comparable period in 1999. The decrease is primarily the result of transferring our interest in 21 leased communities to others, as discussed in "Total Operating Revenues" above which accounted for $1.9 million in rent expense for the six months ended June 30, 1999. Rent as a percentage of revenues was 21.1% and 19.6% for the six months ended June 30, 1999 and 2000, respectively.

Interest Expense, Net: Interest expense, net, for the six months ended June 30, 2000 increased $309,000 to $6.7 million from the comparable period in 1999. As a percentage of revenue, interest expense amounted to 10.1% and 11.0% for the six months ended June 30, 1999 and 2000, respectively. The increase is primarily attributable to increasing interest expense for communities with variable rate debt.

Other, Net: Other, net decreased to a net expense of $2.1 million for the six months ended June 30, 2000. The decrease is attributable to our recognized cash shortfall funding requirements for Emeritrust I communities of $1.2 million and our portion of losses resulting from our investment in the Sanyo Emeritus joint venture project in Japan which totaled $0.2 million, as well as several individually insignificant items.

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Total Operating Revenues: Total operating revenues for the three months ended June 30, 2000 increased 5.1% or $1.5 million from the comparable period in 1999. Revenue increased primarily due to our persistent emphasis on improving rate growth in our stabilized buildings. Correspondingly, revenue per occupied unit for our consolidated portfolio of communities increased $94 per occupied unit to a quarterly average of $2,164 for the quarter ended June 30, 2000 from $2,070 per unit for the comparable period last year. Additionally, average occupancy for our consolidated portfolio of communities has increased almost one percentage point to 85.6% for quarter ended June 30, 2000 compared to 84.9% for the comparable period last year.

Community Operations: Community operating expenses for the three months ended June 30, 2000 increased 3.7% or $0.7 million from the comparable period in 1999 to $18.3 million. The overall increase in community operating expenses is a result of increased variable costs resulting from occupancy gains and operational efforts to increase our revenue per unit in stabilized buildings.

General and Administrative: As a percentage of total operating revenues, general and administrative (G&A) expenses remained constant at 12.2% for the three months ended June 30, 2000 and for the three months ended June 30, 1999.

Depreciation and Amortization: Depreciation and amortization for the three months ended June 30, 2000 was $1.7 million, or 5.6% of total operating revenues, compared to $1.4 million, or 4.9% of total operating revenues for the comparable period in 1999. The increase is principally the result of acquiring two communities in late 1999.

Rent: Rent expense for the three months ended June 30, 2000 was $6.0 million, representing an increase of $0.2 million, or 4.3% from the comparable period in 1999. Rent as a percentage of revenues was 19.8% and 19.7% for the three months ended June 30, 1999 and 2000, respectively.

Interest Expense, Net: Interest expense, net, for the three months ended June 30, 2000 increased $0.3 million from the comparable period in 1999. As a percentage of revenue, interest expense amounted to 11.0% and 11.3% for the three months ended June 30, 1999 and 2000, respectively. The increase is primarily attributable to increasing variable interest expense for communities with variable rate debt.

Other, Net: Other, net decreased to a net expense of $0.8 million for the three months ended June 30, 2000. The decrease is attributable to our recognized cash shortfall funding requirements for Emeritrust I communities of $0.3 million and our portion of losses resulting from our investment in the Sanyo Emeritus joint venture project in Japan which totaled $0.2 million, as well as several individually insignificant items.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

Same Community Comparison

We operated 56 consolidated communities on a comparable basis during both the three months ended June 30, 1999 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended June 30, 1999 and 2000.

                                                                    Three months Ended June 30,
                                                                          (In thousands)

                                                                                       Dollar         Percentage
                                                    1999              2000             Change           Change
                                               ---------------   ---------------   --------------   --------------
Revenue....................................        $25,742           $27,326           $1,584              6 %
Community operating expenses...............         16,188            17,024              836              5
                                               ---------------   ---------------   --------------   --------------
  Community operating income...............          9,554            10,302              748              8
                                               ---------------   ---------------   --------------   --------------
Depreciation and amortization..............          1,202             1,306              104              9
Rent.......................................          5,454             5,564              110              2
                                               ---------------   ---------------   --------------   --------------
  Operating income.........................          2,898             3,432              534             18
                                               ---------------   ---------------   --------------   --------------
Interest expense, net......................          2,415             2,609              194              8
Other (income) loss........................            (20)               89             (109)          (545)
                                               ---------------   ---------------   --------------   --------------
  Net income...............................        $   503           $   734           $  231             46 %
                                               ===============   ===============   ==============   ==============

The same communities represented 90% of our total revenue for the three months ended June 30, 2000. Same community revenues increased by $1.6 million or 6% for the quarter ended June 30, 2000 from the comparable period in 1999. The increase in revenue is attributable to our shift from acquisitions to improving community performance, through both occupancy and revenue per occupied unit. During the quarter ended June 30, 2000, occupied units increased 77 units to an average occupancy of 88%. In addition, same community average revenue per unit increased $88 per month from $2,089 per month for the quarter ended June 30, 1999 to $2,177 per month for the quarter ended June 30, 2000. During the three months ended June 30, 2000, we recorded income of $734,000 compared to income of $503,000 for the comparable period in 1999, representing an increase of approximately 46%.

Liquidity and Capital Resources

For the six months ended June 30, 2000, net cash used in operating activities was $4.0 million compared to $8.2 million for the comparable period in the prior year. The primary component of this operating use of cash was the net loss of $8.9 million and $5.0 million recorded in the six months ended June 30, 2000 and 1999, respectively, as well as other changes to current asset and liability balances for the periods indicated.

Net cash used in investing activities amounted to $11.0 million for the six months ended June 30, 2000, primarily due to the acquisition of property and equipment of $9.5 million and additional funding to SeniorMed, an institutional pharmaceutical company we hold a 30% interest in, of $1.3 million. Net cash provided by investing activities amounted to $0.8 million for the six months ended June 30, 1999, stemming primarily from proceeds from our March 31, 1999 transfer of 16 leased communities of $3.2 million, as well as proceeds on the sale of our office park of $0.5 million. This inflow of cash was offset in part by acquisitions of property and equipment of $1.7 million as well as an excess of $0.8 million of construction expenditures on leased communities over construction advances for the same six-month period.

For the six months ended June 30, 2000, net cash provided by financing activities was $12.2 million. The net change primarily results from an amendment of our agreement with Saratoga Partners that removed certain restrictions on our use of $13.5 million in cash and the financing of one new community which totaled $7.8 million; this was offset by debt repayment of $2.1 million, additional repayment of short term borrowings of $1.0 million, repurchases of $1.2 million of our common stock, and payments of $3.3 million for preferred dividends. For the six months ended June 30, 1999, net cash provided by financing activities was $2.0 million, primarily from short-term borrowings.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

Our management believes we will generate sufficient cash flow to cover required interest and lease payments in the 12-month period following June 30, 2000. At June 30, 2000, we were obligated under long-term operating leases requiring minimum annual lease payments of $22.5 million through June 30, 2001 and we had mortgage debt of $140.8 million. In addition to minimum principal payments of $3.8 million due on this debt by June 30, 2001, approximately $73.2 million of this debt reaches maturity on April 29, 2001 and $5.3 million of this debt reaches maturity on December 31, 2000. Because a substantial portion of our debt reaches maturity in the next 12 month period and our operating cash flow will be insufficient to cover such maturity payments, we intend to renegotiate payments, refinance the debt or obtain additional equity or debt financing. We may not be successful or timely in doing so, and the terms of any financing or refinancing may not be favorable. If we are unable to refinance this mortgage debt, the lender could exercise various remedies under the lending documents, including possible foreclosure on facilities secured by the debt, with the resulting loss of income and asset value. In addition, because of cross-default and cross-collateralization provisions typical in our mortgage financing agreements, and common in the industry, default in payment of this debt could create defaults with respect to our other debt obligations.

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

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our result of operations are affected by changes in interest rates as a result of our short and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At June 30, 2000, our variable rate borrowings totaled $85.3 million. If market interest rates average 2% more in 2000 than they did in 1999, our interest expense and net loss would increase $1.7 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of June 30, 2000 and does not consider changes in the actual level of borrowings that may occur subsequent to June 30, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

                           PART II OTHER INFORMATION


Items 1-5 are not applicable.

Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number      Description
     -------     -----------
      27.1   Financial Data Schedule


     (b)  Reports on Form 8-K.

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

Dated:  August 9, 2000

                                        EMERITUS CORPORATION
                                        (Registrant)


                                        /s/ Raymond R. Brandstrom
                                        -------------------------------
                                        Raymond R. Brandstrom,
                                        Interim Chief Financial Officer and
                                        Vice Chairman of the Board