Form 10-Q
period 2000-09-30
EMERITUS CORP\WA\
filed 2000-11-14
CIK 1001604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

    For the quarterly period ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number   1-14012

                             EMERITUS CORPORATION
            (Exact name of registrant as specified in its charter)

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

            WASHINGTON                                 91-1605464
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

                        3131 Elliott Avenue, Suite 500
                               Seattle, WA 98121
                   (Address of principal executive offices)

                                (206) 298-2909
             (Registrant's telephone number, including area code)
                         ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No


As of October 31, 2000 there were 10,102,374 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                              EMERITUS CORPORATION

                                     Index


                         Part I.  Financial Information

Item 1.  Financial Statements:                                        Page No.
                                                                      --------

         Condensed Consolidated Balance Sheets as of December 31,
         1999 and September 30, 2000 (unaudited)......................    1

         Condensed Consolidated Statements of Operations for
         the Three Months and Nine Months Ended September 30,
         1999 and 2000 (unaudited)....................................    2

         Condensed Consolidated Statements of Comprehensive
         Operations for the Three Months and Nine Months ended
         September 30, 1999 and 2000 (unaudited)......................    3

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 1999 and 2000 (unaudited)....    4

         Notes to Condensed Consolidated Financial
         Statements (unaudited).......................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..................................................   14


                          Part II.  Other Information

Item 2.  Legal Proceedings............................................   15

Item 4.  Submission of Matters to a Vote of Security Holders..........   15

Item 6.  Exhibits.....................................................   16

         Signatures...................................................   17


Note:  Items 1, 3, and 5 of Part II are omitted because they are not applicable.

                              EMERITUS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 2000
                                  (unaudited)
                       (In thousands, except share data)

                                     ASSETS

                                                                                    December 31,          September 30,
                                                                                       1999                   2000
                                                                                  ---------------        --------------
Current Assets:
  Cash and cash equivalents...................................................           $ 12,860              $  7,362
  Short-term investments......................................................              1,134                   661
  Current portion of restricted deposits......................................                381                   387
  Trade accounts receivable, net..............................................              1,895                 1,743
  Other receivables...........................................................              9,309                 9,287
  Prepaid expenses and other current assets...................................              2,714                 4,877
  Property held for sale......................................................              7,531                 6,534
                                                                                  ---------------        --------------
          Total current assets................................................             35,824                30,851
                                                                                  ---------------        --------------
Property and equipment, net...................................................            128,828               135,255
Property held for development.................................................              2,204                 1,551
Notes receivable from and investments in affiliates...........................              2,915                 4,100
Restricted cash...............................................................             13,500                     -
Restricted deposits, less current portion.....................................              6,148                 5,908
Lease acquisition costs, net..................................................              5,907                 5,313
Other assets, net.............................................................              3,044                 2,410
                                                                                  ---------------        --------------
          Total assets........................................................           $198,370              $185,388
                                                                                  ===============        ==============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Short-term borrowings.......................................................          $   1,000             $   2,100
  Current portion of long-term debt...........................................              8,601                81,144
  Trade accounts payable......................................................              3,634                 3,349
  Accrued employee compensation and benefits..................................              3,507                 4,081
  Other accrued expenses......................................................             11,730                10,885
  Other current liabilities...................................................                524                 1,278
                                                                                  ---------------        --------------
          Total current liabilities...........................................             28,996               102,837
                                                                                  ---------------        --------------
Deferred rent.................................................................              1,887                 2,066
Deferred gain on sale of communities..........................................             18,590                18,393
Deferred income...............................................................                153                   133
Convertible debentures........................................................             32,000                32,000
Long-term debt, less current portion..........................................            128,319                60,226
Security deposits and other long-term liabilities.............................                132                   137
                                                                                  ---------------        --------------
          Total liabilities...................................................            210,077               215,792
                                                                                  ---------------        --------------
Minority interests............................................................                583                   674
Redeemable preferred stock....................................................             25,000                25,000
Commitments and Contingencies
Shareholders' Deficit:
 Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding 30,000 and 30,609 at December 31, 1999 and September 30, 2000,
  respectively................................................................                  -                     -
 Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and
    Outstanding 10,323,950 and 10,102,374 shares at December 31, 1999 and
    September 30, 2000, respectively..........................................                  1                     1
 Additional paid-in capital...................................................             66,916                66,151
 Accumulated other comprehensive loss.........................................               (380)                 (855)
 Accumulated deficit..........................................................           (103,827)             (121,375)
                                                                                  ---------------        --------------
          Total shareholders' deficit.........................................            (37,290)              (56,078)
                                                                                  ---------------        --------------
          Total liabilities and shareholders' deficit.........................          $ 198,370             $ 185,388
                                                                                  ===============        ==============

   See accompanying Notes to the Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.

                              EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended September 30, 1999 and 2000
                                  (unaudited)
                     (In thousands, except per share data)


                                               Three months ended September 30,             Nine months ended September 30,
                                                  1999                   2000                 1999                    2000
                                            ----------------       ---------------      ---------------       -------------------
Revenues:
  Community revenue.......................           $28,022               $29,231              $87,775                  $ 87,154
  Other service fees......................               329                   426                1,246                     1,186
  Management fees.........................             1,503                 1,165                3,895                     3,398
                                            ----------------       ---------------      ---------------       -------------------
          Total operating revenues........            29,854                30,822               92,916                    91,738
                                            ----------------       ---------------      ---------------       -------------------

Expenses:
  Community operations....................            19,101                18,823               58,441                    57,123
  General and administrative..............             3,760                 3,835               10,799                    11,288
  Depreciation and amortization...........             1,520                 1,661                4,388                     5,027
  Rent....................................             5,942                 5,968               19,260                    17,892
                                            ----------------       ---------------      ---------------       -------------------
          Total operating expenses........            30,323                30,287               92,888                    91,330
                                            ----------------       ---------------      ---------------       -------------------
          Income (loss) from operations...              (469)                  535                   28                       408
                                            ----------------       ---------------      ---------------       -------------------

Other income (expense):
  Interest expense, net...................            (3,255)               (3,549)              (9,643)                  (10,247)
  Other, net..............................             2,457                (1,927)               3,381                    (3,983)
                                            ----------------       ---------------      ---------------       -------------------
          Net other expense...............              (798)               (5,476)              (6,262)                  (14,230)
                                            ----------------       ---------------      ---------------       -------------------
Loss before extraordinary item and
 preferred stock dividends................            (1,267)               (4,941)              (6,234)                  (13,822)
Extraordinary item - loss on early
 extinguishment of debt...................              (333)                    -                 (333)                        -
                                            ----------------       ---------------      ---------------       -------------------
          Net loss........................           $(1,600)              $(4,941)              (6,567)                 $(13,822)

Preferred stock dividends.................               567                 1,562                1,683                     3,726
                                            ----------------       ---------------      ---------------       -------------------
          Net loss to common
           shareholders...................           $(2,167)              $(6,503)             $(8,250)                 $(17,548)
                                            ================       ===============      ===============       ===================

Loss per common share - basic and diluted:

Loss before extraordinary item and
 preferred stock dividends...............            $ (0.12)              $ (0.49)             $ (0.59)                 $  (1.36)

     Extraordinary item - loss on early
     extinguishment of debt...............           $ (0.03)                    -              $ (0.03)                        -
                                            ----------------       ---------------      ---------------       -------------------
Loss before preferred stock dividends.....           $ (0.15)              $ (0.49)             $ (0.62)                 $  (1.36)

     Preferred stock dividends............             (0.05)                (0.15)               (0.16)                    (0.37)
                                            ----------------       ---------------      ---------------       -------------------
Loss per common share.....................           $ (0.20)              $ (0.64)             $ (0.78)                 $  (1.73)
                                            ================       ===============      ===============       ===================

 Weighted average number of common shares
     outstanding - basic and diluted......            10,488                10,089               10,487                    10,121


 See accompanying Notes to the Condensed Consolidated Financial Statements and
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                              EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
            Three and Nine Months Ended September 30, 1999 and 2000
                                  (unaudited)
                                 (In thousands)

                                               Three months ended September 30,             Nine months ended September 30,
                                                  1999                   2000                 1999                    2000
                                            ----------------       ---------------      ---------------       -------------------
Net loss..................................           $(1,600)              $(4,941)             $(6,567)                 $(13,822)
  Other comprehensive income (loss):
     Foreign currency translation
      adjustments.........................                 -                     -                   19                        (3)
     Unrealized holding losses on
      investment securities...............              (980)                  (90)              (2,628)                     (472)
                                            ----------------       ---------------      ---------------       -------------------
            Total other comprehensive
             loss.........................              (980)                  (90)              (2,609)                     (475)
                                            ----------------       ---------------      ---------------       -------------------
Comprehensive loss........................           $(2,580)              $(5,031)             $(9,176)                 $(14,297)
                                            ================       ===============      ===============       ===================

 See accompanying Notes to the Condensed Consolidated Financial Statements and
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                              EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1999 and 2000
                                  (unaudited)
                                 (In thousands)

                                                                                       1999                   2000
                                                                                 ----------------       ----------------

Net cash used in operating activities (including changes in all operating
 assets and liabilities.......................................................           $ (8,091)              $ (7,870)
                                                                                 ----------------       ----------------

Cash flows from investing activities:
  Acquisition of property and equipment.......................................            (11,360)               (10,351)
  Acquisition of property held for development................................               (447)                  (262)
  Proceeds from property held for sale........................................                  -                    555
  Proceeds from sale of property and equipment................................              3,767                    311
  Purchase of investment securities...........................................                (50)                     -
  Construction advances - leased communities..................................             17,295                      -
  Construction expenditures - leased communities..............................            (17,792)                   (64)
  Investments in affiliates...................................................                  -                 (1,050)
  Advances to affiliates......................................................               (266)                   (61)
                                                                                 ----------------       ----------------
          Net cash provided by (used in) investing activities.................             (8,853)               (10,922)
                                                                                 ----------------       ----------------

Cash flows from financing activities:
  Change in restricted deposits...............................................               (152)                   235
  Decrease in restricted cash.................................................                  -                 13,500
  Proceeds from short-term borrowings.........................................              8,945                  2,100
  Repayment of short-term borrowings..........................................               (968)                (1,000)
  Debt issue and other financing costs........................................               (627)                  (590)
  Proceeds from long-term borrowings..........................................             25,915                  7,800
  Repayment of long-term borrowings...........................................            (16,461)                (3,349)
  Payment of dividends........................................................                  -                 (4,024)
  Repurchase of common stock..................................................               (136)                (1,375)
  Other.......................................................................                 40                      -
                                                                                 ----------------       ----------------
          Net cash provided by financing activities...........................             16,556                 13,297
                                                                                 ----------------       ----------------

  Effect of exchange rate changes on cash.....................................                 19                     (3)

          Net decrease in cash and cash equivalents...........................               (369)                (5,498)

Cash and cash equivalents at the beginning of the period......................             11,442                 12,860
                                                                                 ----------------       ----------------

Cash and cash equivalents at the end of the period............................           $ 11,073               $  7,362
                                                                                 ================       ================



 See accompanying Notes to the Condensed Consolidated Financial Statements and
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                             EMERITUS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Basis of Presentation

This unaudited interim financial information, in the opinion of our management, reflects only normal, recurring adjustments which are necessary to state fairly the consolidated financial position, results of operations, comprehensive operations, and cash flows of Emeritus as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000. We presume that those reading this interim financial information have read or have access to our 1999 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 1999 Form 10-K filed March 30, 2000 and amended on May 1, 2000. Therefore, we have omitted herein certain footnotes and other disclosures included in the Form 10-K. This financial information does not necessarily represent a full year's operations.

Restricted Cash

On December 10, 1999, we entered into an agreement to sell 40,000 shares of our Series B Stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, we completed the sale of 30,000 shares of Series B Stock, and we agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. The net proceeds to be received by us from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that if we did not use at least $23 million of the proceeds to acquire 24 assisted living communities currently managed or leased by us by June 27, 2000, then the use of approximately $35 million of the proceeds (less amounts paid for such communities) would be subject to Saratoga's approval. Under a letter agreement dated May 15, 2000, as amended by a subsequent letter agreement, we modified our agreements with Saratoga to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) provide that, within seven days following shareholder approval, which we obtained on August 24, 2000, we would issue to Saratoga a seven-year warrant ("the Warrant") to purchase one million shares of Emeritus Common Stock at an exercise price of $4.30 per share (with such shares approved for listing on the American Stock Exchange) or, in the alternative, to pay Saratoga in cash the sum of $5.0 million plus any profit that exists in the warrant on the final due date for our issuance of the warrant. On August 31, 2000, we issued the Warrant to Saratoga. Accordingly, no further restrictions apply to our use of the cash proceeds from this transaction.

Property Held For Sale

Emeritus currently has five properties classified as held for sale.

Short-term Borrowings

In September 2000, we entered into a note payable with a related party investor group for $2.1 million. The loan had a maturity date of October 5, 2000 and bore interest at 9% per annum. The note payable was repaid in full on October 5, 2000.

Financings

At September 30, 2000, we were obligated under long-term operating leases that required minimum annual lease payments of $22.5 million through September 30, 2001, and we had mortgage debt of $140.1 million. In addition to minimum principal payments of $2.0 million due on this debt by September 30, 2001, approximately $73.2 million of this debt reaches maturity on April 29, 2001 and $5.3 million of this debt reaches maturity on December 31, 2000. Because a substantial portion of our debt reaches maturity in the next 12 month period and our operating cash flow will be insufficient to cover such maturity payments, we intend to renegotiate terms, refinance the debt or obtain additional equity or debt financing.

                              EMERITUS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (unaudited)

Loss Per Share

Basic net income (loss) per share is computed based on the weighted average shares outstanding during the period and excludes any potential dilution. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, warrants, as well as stock options. We have calculated loss per common share on a dilutive basis without consideration of 4,230,772 and 10,451,120 common shares at September 30, 1999 and 2000, respectively, related to outstanding options, warrants, convertible debentures and convertible preferred stock because the inclusion of such common stock equivalents would be anti-dilutive.

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

The management contract gives us an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The contract also requires cash shortfalls funding by us, to the extent the Emeritrust I communities generate cash deficiencies in excess of $4.5 million. At September 30, 2000, we have an accrued cash shortfall funding obligation, net of cash advances, of $872,000 and recognized current period losses of $3.1 million. We have deferred gains on this transaction collectively totaling approximately $13 million because of our continuing financial involvement.

In March 1999, we disposed of our leasehold interests in 21 additional communities, consisting of 16 currently operational communities and five development communities (the "Emeritrust II communities"). The Emeritrust II communities were sold to an entity in which a principal shareholder and a former Board member of Emeritus are investors. Pursuant to the transaction, we manage all 21 communities under a three-year management contract and receive management fees of 5% of revenues as well as an additional 2% of revenues if the communities achieve positive cash flows. We earned management fees of $454,000 and $469,000 for the quarters ended September 30, 1999 and 2000, respectively. The contract also provides us an option to purchase all 21 communities at a formula price.

Our management contract for the Emeritrust II communities also requires cash shortfall funding if the communities generate cash deficiencies. For the 16 currently operational communities, our funding requirement begins when the portfolio generates cash deficiencies in excess of $2.4 million. Required funding for the five development communities begins when the individual communities generate cash deficiencies in excess of, $500,000 for four of the five, and $400,000 for the smallest development community. At September 30, 2000, for communities included in the Emeritrust II portfolio, we have accrued no cash shortfall funding obligation for the 16 operational communities, and have accrued a cash shortfall funding obligation and recognized current period losses of $830,000 for four of the five development communities.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities. This statement is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. We do not anticipate a material impact on our financial position or results of operations from the future adoption of this statement.

                             EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (unaudited)

New Accounting Pronouncements - continued

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and became effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 has not had a material impact on our consolidated financial statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we held our initial public offering and began our expansion strategy.

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. Having achieved our growth objective, in 1999 and continuing in 2000, we have substantially reduced our pace of acquisition and development activities to concentrate on improving community performance through both occupancy and revenue per occupied unit. Since December 31, 1998, we increased occupied capacity by approximately 1,200 units in our consolidated operations (excluding Emeritrust I and Emeritrust II communities). Occupied capacity growth was stronger in our total operated portfolio, increasing by 1,800 units from December of 1998 to September of 2000. Also, in late 1999 and early 2000, we began to focus on improving our revenue per occupied unit as our communities stabilized. For consolidated communities with average occupancy over 90% in January 2000, our rates increased $189 per unit or 9.0% between September 30, 1999 and September 30, 2000. While our focus has shifted to improving operational performance, we intend to continue our growth strategy. Our continued growth strategy is to selectively acquire and develop new communities with operating characteristics consistent with our current emphasis on maintaining high occupancy and enhancing our operating model and service offerings. As such, we disposed of one community with an unfavorable margin and 67 units and acquired two communities in early 2000 with 206 units of capacity.

The following table sets forth a summary of our property interests.

                                       As of December 31,          As of December 31,           As of September 30,
                                             1998                        1999                          2000
                                    -------------------------   -------------------------    -------------------------
                                       Buildings     Units         Buildings     Units          Buildings     Units
                                    -------------------------   -------------------------    -------------------------
Owned (4)                                   15       1,492               16       1,572             17        1,681
Leased (4)                                  52       3,937               40       3,302             40        3,257
Managed/Admin Services                      38       3,734               68       6,247             73        6,874
Joint Venture/Partnership                    8         809                5         605              5          605
                                    -------------------------   -------------------------    -------------------------
     Operated Portfolio                    113       9,972              129      11,726            135       12,417

     Percentage Increase (1)                13%         15%              14%         18%             5%           6%

Pending Acquisitions                         -           -                2         206              -            -
New Developments (2)                        21       2,029                6         604              7          498
Minority Interest (Alert) (3)               21       1,203                -           -              -            -
                                    -------------------------   -------------------------    -------------------------
     Total                                 155      13,204              137      12,536            142       12,915
                                    -------------------------   -------------------------    -------------------------
     Percentage Increase
        (Decrease) (1)                       5%          6%             (12%)        (5%)            4%           3%

--------
(1) The percentage increase (decrease) indicates the change from the prior period, with December 31, 1998 reflecting the increase from December 31, 1997.

(2) Of the seven communities under development at September 30, 2000, four are being developed by third parties, but will be managed by us upon completion. Three of the seven developments represent expansions of currently leased or owned communities.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS--CONTINUED

We have incurred net operating losses and negative cash flows from operating activities since our inception. As of September 30, 2000, we had an accumulated deficit of approximately $121.3 million. These losses resulted from a number of factors, including:

     . occupancy levels at our communities that were lower for longer periods than we originally anticipated;

     . financing costs that we incurred as a result of multiple financing and refinancing transactions;

     . administrative and corporate expenses that we increased to facilitate our growth.

On December 10, 1999, we entered into an agreement to sell 40,000 shares of our Series B Stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, we completed the sale of 30,000 shares of Series B Stock, and we agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. The net proceeds to be received by us from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that if we did not use at least $23 million of the proceeds to acquire 24 assisted living communities currently managed or leased by us by June 27, 2000, then the use of approximately $35 million of the proceeds (less amounts paid for such communities) would be subject to Saratoga's approval. Under a letter agreement dated May 15, 2000, as amended by a subsequent letter agreement, we modified our agreements with Saratoga to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) provide that, within seven days following shareholder approval, which we obtained on August 24, 2000, we would issue to Saratoga a seven-year warrant ("the Warrant") to purchase one million shares of Emeritus Common Stock at an exercise price of $4.30 per share (with such shares approved for listing on the American Stock Exchange) or, in the alternative, to pay Saratoga in cash the sum of $5.0 million plus any profit that exists in the warrant on the final due date for our issuance of the warrant. On August 31, 2000, we issued the Warrant to Saratoga. Accordingly, no further restrictions apply to our use of the cash proceeds from this transaction.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS--CONTINUED

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                                                                            Period to Period
                                                                                     Percentage Increase (Decrease)
                                               Percentage of Revenues                Three Months      Nine Months
                                      Three Months Ended      Nine Months Ended         Ended             Ended
                                        September 30,           September 30,       September 30,     September 30,
                                   --------------------------------------------------------------------------------
                                        1999        2000       1999        2000         1999-2000         1999-2000
Revenues...........................    100.0%      100.0%     100.0%      100.0%              3.2%             (1.3)%

Expenses:
  Community operations.............     64.0        61.1       62.9        62.3              (1.5)             (2.3)
  General and administrative.......     12.6        12.4       11.6        12.3               2.0               4.5
  Depreciation and amortization....      5.1         5.4        4.7         5.5               9.3              14.6
  Rent.............................     19.9        19.4       20.7        19.5               0.4              (7.1)
                                   --------------------------------------------------------------------------------
    Total operating expenses.......    101.6        98.3       99.9        99.6              (0.1)             (1.7)
                                   --------------------------------------------------------------------------------
Profit (Loss) from operations......     (1.6)        1.7        0.1         0.4             214.1            1357.1
                                   --------------------------------------------------------------------------------
Other income (expense):
  Interest expense, net............    (10.9)      (11.5)     (10.4)      (11.2)             (9.0)             (6.3)
  Other, net.......................      8.2        (6.3)       3.6        (4.3)           (178.4)           (217.8)
                                   --------------------------------------------------------------------------------
    Net other expense .............     (2.7)      (17.8)      (6.8)      (15.5)           (586.2)            127.2
                                   --------------------------------------------------------------------------------
Loss before extraordinary item and
preferred stock dividends..........     (4.3)      (16.0)      (6.7)      (15.1)           (290.0)           (121.7)
Extraordinary item - loss on early
extinguishment of debt.............     (1.1)          -       (0.4)          -             100.0             100.0
                                   --------------------------------------------------------------------------------
    Net loss.......................     (5.4)%     (16.0)%     (7.1)%     (15.1)%          (208.8)%          (110.5)%
                                   ================================================================================

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Total Operating Revenues: Total operating revenues for the nine months ended September 30, 2000 decreased 1.3% or $1.2 million to $91.7 million, from the comparable period in 1999. The change in revenue is primarily the result of our transferred interests in 21 leased communities (16 existing communities and 5 development communities) to others. We continue to manage these communities under three-year management agreements with rights of first refusal or options to acquire them in the future. Consequently, we now receive management fees from these communities rather than revenues arising from their operations. For the first nine months of 1999, these communities were responsible for $6.4 million in revenue while generating $1.4 million in management fees for the same period in 2000. In addition, we disposed of one community in early 2000. The offsetting increase in revenues of $3.8 million is attributable to increasing revenue per unit throughout our consolidated portfolio, as well as increasing management fee revenue from our growing portfolio of operated communities.

Community Operations: Community operating expenses for the nine months ended September 30, 2000 decreased 2.3% or $1.3 million to $57.1 million, from the comparable period in 1999. The decrease is primarily the result of transferring our interest in 21 leased communities to others, as discussed in "Total Operating Revenues" above.

General and Administrative: As a percentage of total operating revenues, general and administrative (G&A) expenses increased to 12.3% for the nine months ended September 30, 2000 as compared to 11.6% recorded for the nine months ended September 30, 1999. The increase in G&A as a percentage of revenue is primarily the result of transferring our interest, and corresponding revenue, in 21 leased communities to others, as discussed in "Total Operating Revenues" above.

Depreciation and Amortization: Depreciation and amortization for the nine months ended September 30, 2000 were $5.0 million, or 5.5% of total operating revenues, compared to $4.4 million, or 4.7% of total operating revenues for the comparable period in 1999. The increase is principally the result of acquiring two communities in early 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS--CONTINUED

Rent: Rent expense for the nine months ended September 30, 2000 was $17.9 million, representing a decrease of $1.4 million, or 7.1% from the comparable period in 1999. The decrease is primarily the result of transferring our interest in 21 leased communities to others, as discussed in "Total Operating Revenues" above, which accounted for $1.9 million in rent expense for the nine months ended September 30, 1999, partially offset by additional rent generation from two new communities and normal increases in rental obligations from our existing portfolio. Rent as a percentage of revenues was 20.7% and 19.5% for the nine months ended September 30, 1999 and 2000, respectively.

Interest Expense, Net: Interest expense, net, for the nine months ended September 30, 2000 increased $0.6 million to $10.2 million from the comparable period in 1999. As a percentage of revenue, interest expense amounted to 10.4% and 11.2% for the nine months ended September 30, 1999 and 2000, respectively. The increase is primarily attributable to increasing interest expense for communities with variable rate debt.

Other, Net: Other, net decreased $7.4 million to a net expense of $4.0 million for the nine months ended September 30, 2000. The decrease from the prior year is primarily attributable to a favorable legal judgment of $1.9 million pertaining to our investment in ARV in 1999, offset by our recognized net cash shortfall funding obligation for both the Emeritrust I communities of $3.1 million and for the Emeritrust development communities of $0.8 million, as well as other individually insignificant items.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Total Operating Revenues: Total operating revenues for the three months ended September 30, 2000 increased 3.2% or $1.0 million from the comparable period in 1999. Revenue increased primarily due to our persistent emphasis on improving rate growth in our stabilized buildings. Correspondingly, revenue per occupied unit for our consolidated portfolio of communities increased $158 per occupied unit, net of the disposition of one community with unfavorable margins, to a quarterly average of $2,234 for the quarter ended September 30, 2000 from $2,076 per unit for the comparable period last year.

Community Operations: Community operating expenses for the three months ended September 30, 2000 decreased 1.5% or $0.3 million from the comparable period in 1999 to $18.8 million. The overall decrease in community operating expenses is primarily a result of the disposition of one community with an unfavorable operating margin.

General and Administrative: As a percentage of total operating revenues, general and administrative expenses remained relatively constant at 12.6% and 12.4% for the three months ended September 30, 1999 and 2000.

Depreciation and Amortization: Depreciation and amortization for the three months ended September 30, 2000 were $1.7 million, or 5.4% of total operating revenues, compared to $1.5 million, or 5.1% of total operating revenues for the comparable period in 1999.

Rent: Rent expense remained relatively constant at approximately $5.9 million for both the three months ended September 30, 2000 and the comparable period in 1999. Rent as a percentage of revenues was 19.9% and 19.4% for the three months ended September 30, 1999 and 2000, respectively.

Interest Expense, Net: Interest expense, net, for the three months ended September 30, 2000 increased $0.3 million from the comparable period in 1999. As a percentage of revenue, interest expense amounted to 10.9% and 11.5% for the three months ended September 30, 1999 and 2000, respectively. The increase is primarily attributable to increasing variable interest expense for communities with variable rate debt.

Other, Net: Other, net decreased $4.4 million to a net expense of $1.9 million for the three months ended September 30, 2000. The decrease from the prior period is primarily attributable to a favorable legal judgment of $1.9 million pertaining to our investment in ARV in 1999, offset by our recognized net cash shortfall funding obligation for both the Emeritrust I communities of $0.8 million and for the Emeritrust development communities of $0.8 million, as well as other individually insignificant items.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS--CONTINUED

Same Community Comparison

We operated 56 consolidated communities on a comparable basis during both the three months ended September 30, 1999 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended September 30, 1999 and 2000.

                                                   Three months Ended September 30,
                                                            (In thousands)

                                                                       Dollar    Percentage
                                             1999          2000        Change      Change
                                           -------       -------       ------    ----------
Revenue...............................     $26,439       $27,634       $1,195            5 %
Community operating expenses..........      17,233        17,073         (160)          (1)
                                           -------       -------       ------         ----
   Community operating income.........       9,206        10,561        1,355           15
                                           -------       -------       ------         ----
Depreciation and amortization.........       1,180         1,306          126           11
Rent..................................       5,637         5,532         (105)          (2)
                                           -------       -------       ------         ----
     Operating income.................       2,389         3,723        1,334           56
                                           -------       -------       ------         ----
Interest expense, net.................       2,322         2,703          381           16
Other (income) loss...................          43           155          112          260
                                           -------       -------       ------         ----
     Net income.......................     $    24       $   865       $  841         3504 %
                                           =======       =======       ======         ====

The same communities represented 90% of our total revenue for the three months ended September 30, 2000. Same community revenues increased by $1.2 million or 5% for the quarter ended September 30, 2000 from the comparable period in 1999. The increase in revenue is attributable to our shift from acquisitions to improving community operating performance through revenue per occupied unit. During the quarter ended September 30, 2000, same community average revenue per unit increased $146 per month from $2,082 per month for the quarter ended September 30, 1999 to $2,228 per month for the quarter ended September 30, 2000. During the three months ended September 30, 2000, we recorded income of $865,000 compared to income of $24,000 for the comparable period in 1999, representing a significant increase due to improvement in rates.

Liquidity and Capital Resources

For the nine months ended September 30, 2000, net cash used in operating activities was $7.9 million compared to $8.1 million for the comparable period in the prior year. The primary component of this operating use of cash was the net loss of $13.8 million and $6.6 million recorded in the nine months ended September 30, 2000 and 1999, respectively, as well as other changes to current asset and liability balances for the periods indicated.

Net cash used in investing activities amounted to $10.9 million for the nine months ended September 30, 2000, primarily from the acquisition of property and equipment of $10.4 million and funding to SeniorMed, an institutional pharmaceutical company in which we hold a 30% interest, of $1.6 million less recognized losses of $0.4 million, offset by proceeds received from the sale of disposed property of approximately $0.6 million. Net cash used in investing activities amounted to $8.9 million for the nine months ended September 30, 1999, primarily from the purchase of one of our previously leased communities and acquisitions of property and equipment of $3.1 million, as well as an excess of $0.5 million of construction expenditures on leased communities over construction advances. These cash outflows were offset by our March 1999 sale of 21 communities for $3.2 million, as well as proceeds from the sale of our office park of $0.5 million.

For the nine months ended September 30, 2000, net cash provided by financing activities was $13.3 million primarily resulting from an amendment of our agreement with Saratoga Partners that removed certain restrictions on our use of $13.5 million in cash, the financing of one new community which totaled $7.8 million, and additional borrowings of $2.1 million; this was offset by debt repayment of $3.3 million, additional repayment of short term borrowings of $1.0 million, repurchases of $1.4 million of our common stock, and payments of $4.0 million for preferred dividends. For the nine months ended September 30, 1999, net cash provided by financing activities was $16.6 million, primarily the result of proceeds from a short-term note from a related party, as well as the purchase of a previously leased community and the refinancing of three then-existing buildings for $25.9 million offset by debt repayment of $15.9 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

Our management believes we will have sufficient cash resources to cover required interest and lease payments in the 12-month period following September 30, 2000. However, we have been, and expect to continue to be, dependent on third party financing and disposition of assets for our cash needs in connection with operating losses as well as with our acquisition and development of communities. There can be no assurance that financing for these requirements will be available to us on acceptable terms. Moreover, to the extent we acquire communities that do not generate positive cash flow, we may have to seek additional capital or borrowings for working capital and liquidity purposes.

At September 30, 2000, we were obligated under long-term operating leases that required minimum annual lease payments of $22.5 million through September 30, 2001, and we had mortgage debt of $140.1 million. In addition to minimum principal payments of $2.0 million due on this debt by September 30, 2001, approximately $73.2 million of this debt reaches maturity on April 29, 2001 and $5.3 million of this debt reaches maturity on December 31, 2000. Because a substantial portion of our debt reaches maturity in the next 12 month period and our operating cash flow will be insufficient to cover such maturity payments, we intend to renegotiate terms, refinance the debt or obtain additional equity or debt financing. We may not be successful or timely in doing so, and the terms of any financing or refinancing may not be favorable. If we fail to acquire alternative financing, a lender could foreclose on our facilities secured by the respective indebtedness resulting in loss of income and asset value. Furthermore, because of cross-default and cross-collateralization provisions in certain of these mortgage agreements, if we default on one of our payment obligations we could adversely affect some of our other communities.

Impact of Year 2000

We completed our Year 2000 remediation plans by the end of 1999, and have not experienced any significant disruptions to our financial or operating activities caused by failure of our computerized systems resulting from Year 2000 issues. Further, we have no information that indicates a significant vendor or service provider has experienced any significant disruptions to their financial or operating activities such that they would be unable to provide us goods or services. Furthermore, we have not received any notification from lenders or regulatory agencies indicating that a lender considers or may consider us to be in violation of a loan agreement, or that significant regulatory action is being or may be taken against us as a result of Year 2000 issues.

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

Forward-Looking Statements

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or contain current facts deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Emeritus's actual future experience involving any one or more of the matters and subject areas relating to demand, pricing, competition, construction, licensing, permitting, other construction delays on new developments, and other delays on the disposition of assisted living communities in our portfolio, and our ability to continue managing costs while maintaining high occupancy rates and market rate assisted living charges in our assisted living communities. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the matter or subject area discussed in this statement. These and other risks and uncertainties are further detailed in our other reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are affected by changes in interest rates as a result of our short and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At September 30, 2000, our variable rate borrowings totaled $87.0 million. If market interest rates average 2% more in 2000 than they did in 1999, our interest expense and net loss would increase $1.7 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of September 30, 2000 and does not consider changes in the actual level of borrowings that may occur subsequent to September 30, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, our current funding requirements for Emeritrust I and the development communities of Emeritrust II, nor does it consider actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

                           PART II OTHER INFORMATION

Items 1, 3, and 5 are not applicable.

Item 2: Legal Proceedings

In August 2000, Emeritus began arbitration proceedings with Corio Inc. ("Corio") in connection with a contract dispute. In 1999, we entered into an agreement with Corio pursuant to which Corio would plan, implement, and finalize our new accounting software program. In March 2000, Emeritus decided not to pursue the implementation. Corio has asserted a claim for breach of contract, requesting payment of the full contract value for the 3-year term of $1.4 million. Both parties have contacted AAA Arbitration as specified in the leasing and service contract. We believe Corio's claim is overstated and expect the actual contract damages to be less than the amount claimed by Corio. However, we cannot determine the outcome with any certainty at this time, as we are in the very early stages of arbitration.

Item 4: Submission of Matters to a Vote of Security Holders

          a)   The Annual Meeting of Shareholders was held on August 24, 2000.

          b) All director nominees listed in the proxy statement were elected at the meeting.

          c) The following matters voted upon at the meeting received the number of votes set forth below:

          Election of Directors:
          ----------------------

                                                                                              Abstain or
                    Name                                  For               Against         Broker Non-vote
                    ----                                  ---               -------         ---------------
          Patrick Carter                               12,868,390           716,289
          Motoharu Iue                                 12,844,361           740,318
          David W. Niemiec                             12,868,490           716,189
          Charles P. Durkin, Jr.                       12,867,690           716,989

          Amendment to 1995 Stock Incentive Compensation Plan:
          ----------------------------------------------------

             For               Against            Abstain        Other Non-vote
             ---               -------            -------        --------------
          12,541,442          1,028,089            15,148           1,552,090

          Issuance of Common Stock Upon Exercise of Warrant and Conversion of
          -------------------------------------------------------------------
          Series B Convertible Preferred Stock:
          -------------------------------------

                                                                    Abstain or
            For             Against       Broker Non-vote         Other Non-vote
            ---             -------       ---------------         --------------
          5,785,260         795,985      18,096 / 2,746,142          1,552,090

          Ratification of Independent Public Auditors:
          --------------------------------------------

             For            Against            Abstain           Other Non-vote
             ---            -------            -------           --------------
          13,034,115        541,766             8,798              1,552,090

          d)   Not applicable.

Item 6:   Exhibits and Reports on Form 8-K

    (a)  Exhibits

     Exhibit
     Number   Description
     -------  -----------

     10.61  Canterbury Ridge in Urbana, Illinois

            10.61.1 Lease Agreement dated September 29, 2000 and effective October 1, 2000 between HR Acquisition I Corporation ("Lessor") and Emeritus Corporation ("Lessee")

     10.62  Emerald Hills in Auburn, California

            10.62.1 Lease Agreement dated September 29, 2000 and effective October 1, 2000 between HR Acquisition I Corporation ("Lessor") and Emeritus Corporation ("Lessee")

     10.63  Sierra Hills in Cheyenne, Wyoming

            10.63.1 Lease Agreement dated September 29, 2000 and effective October 1, 2000 between HR Acquisition I Corporation ("Lessor") and Emeritus Corporation ("Lessee")

     27.1   Financial Data Schedule

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the nine months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000

                                           EMERITUS CORPORATION
                                           (Registrant)

                                          /s/ Raymond R. Brandstrom
                                    -------------------------------------------
                                    Raymond R. Brandstrom,
                                    Vice President of Finance, Secretary, Chief
                                    Financial Officer, and Vice Chairman of the
                                    Board