Form 10-K
period 2000-12-31
EMERITUS CORP\WA\
filed 2001-04-02
CIK 1001604

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT 1934

  For the fiscal year ended December 31, 2000.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 1-14012

                               ----------------

                             EMERITUS CORPORATION
            (Exact name of registrant as specified in its charter)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                               ----------------

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
       Common Stock, $.0001 par value                  American Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2001 was $8,421,962.

  As of February 28, 2001 10,120,045 shares of the Registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  The information required by Part III of Form 10-K (items 10-13) is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed on or before April 30, 2001.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              EMERITUS CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
                                    PART I

 ITEM 1.  DESCRIPTION OF BUSINESS...................................      1

 ITEM 2.  DESCRIPTION OF PROPERTY...................................     17

 ITEM 3.  LEGAL PROCEEDINGS.........................................     22

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......     22

          EXECUTIVE OFFICERS OF EMERITUS............................     22

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS......................................     24

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................     25

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................     26

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.....................................................     33

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............     33

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................     33

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........     34

 ITEM 11. EXECUTIVE COMPENSATION....................................     34

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...............................................     34

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............     34

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.................................................     34

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

  We currently operate 135 assisted living communities, consisting of approximately 12,400 units with a capacity for 14,100 residents, located in 29 states and Japan. Of these operating communities, we own 16 communities, lease 45 communities, manage 69 communities, and hold joint venture interests in five communities, of which we manage four. Under three management agreements covering 46 of our 73 managed communities, we have options to purchase 43 of the communities and a right of first refusal to purchase the remaining three communities at any time up to December 12, 2001.

  We strive to provide a wide variety of assisted living services in a professionally managed environment that allows our residents to maintain dignity and independence. Our residents are typically unable to live alone, but do not require the intensive care provided in skilled nursing facilities. Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident's individual service needs. We believe our residential assisted living communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities. In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene and grooming, are attractive to seniors who are inadequately served by independent living facilities.

 The Assisted Living Industry

  We believe that the assisted living industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility. Industry estimates show that assisted and independent living industries generated approximately $11 billion in revenues in 1996 and will generate $15 billion in revenues in 2001.

  Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia.

  We believe that a number of factors will allow assisted living companies to continue as one of the fastest growing choices for senior care:

  . Consumer Preference. We believe that assisted living is preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is a cost-effective alternative to other types of care, offering seniors greater independence while enabling them to reside longer in a more residential environment.

  . Cost-Effectiveness. The average annual cost to care for a Medicare or Medicaid patient in a skilled nursing home can exceed $40,000. The average cost to care for a private pay patient in a skilled nursing home can exceed $60,000 per year in certain markets. In contrast, assisting living services generally cost 30% to 50% less than skilled nursing facilities located in the same region. We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals and personal care assistance are taken into account.

  . Demographics. The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 11.5% from approximately 16.6 million in 2000 to approximately 18.6 million by the year 2010. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 33.2% from approximately 4.3 million in 2000 to over 5.7 million by the year 2010. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published by the Alzheimer's Association, this population will increase 127% from the current 4.4 million to 10.0 million people by the year 2010. Because Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years, absent breakthroughs in medical research.

  . Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population is increasing. Currently, over 50% of persons 80 and older have annual incomes exceeding $15,000, and over 38% have incomes of at least $25,000. Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households has increased over the last decade and the geographical separation of senior family members from their adult children has risen with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services we offer to senior family members are less able to do so.

  . Supply/Demand Imbalance. While the senior population is growing significantly, the supply of skilled nursing beds per thousand is declining. We attribute this imbalance to a number of factors in addition to the aging of the population. Many states, in an effort to maintain control of Medicaid expenditures on long-term care, have implemented more restrictive Certificate of Need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. We also believe that high construction costs and limits on government reimbursement for construction and start-up expenses also has constrained the growth and supply of traditional skilled nursing beds. We believe that these factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with the activities of daily living but do not require 24-hour medical attention.

 Competitive Strengths

  We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

  . State-of-the-Art Communities. Of our 135 operating communities, 65 communities have been built and opened since January 1, 1996 and reflect state-of-the-art design and equipment. In addition, we have significantly upgraded 48 of our older communities to improve their appearance and operating efficiency. These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems and electronic systems, including those for data transmission, data sharing and e-mail.

  . Large Operating Scale. We believe that our size gives us significant advantages over smaller operators. Given the scale of our operations, we have the opportunity to select the best operating systems and service alternatives and to develop a set of best practices for implementation on a national scale. We also believe that, because of our size, we are able to purchase such items as food, equipment, insurance and employee benefits at lower costs, and to negotiate more favorable financing arrangements.

  . Lower Cost of Communities. As of December 31, 2000, the average cost per unit of our communities was approximately $65,100. We believe that these costs are less than the current replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

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

  . Experienced Management with Industry Relationships. Daniel R. Baty, our Chief Executive Officer, has more than 30 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that his experience and the relationships that he has developed with owners, operators and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday Retirement Corporation, an operator of independent living facilities, which we believe provides us with an informal but important relationship with a complementary business. In addition, our senior operating vice presidents have an average of 22 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

 Business Strategy

  We believe that there is a significant demand for alternative long-term care services that are well positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities. Our goal is to become the national leader in the assisted living segment of the long-term care industry through the following strategy:

  . Focus on Operations and Occupancy. Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time. Having achieved our growth objective, in 1999 and continuing in 2000, we have substantially reduced our pace of acquisition and development activities to concentrate on improving community performance through both increased occupancy and revenue per occupied unit. Since our shift in emphasis in 1999, we have seen improvement in both occupancy and rates. Initially, we focused most of our efforts on increasing occupancy across our portfolio. Having achieved a portion of our total goal by late 1999, we then shifted our efforts toward enhancing our rates, particularly in facilities that were substantially below industry averages. This rate strategy has led to increased rates across most of our portfolio. We believe that continued focus on both rates and occupancy will continue to generate the incremental growth in margins we are striving to achieve.

  . Expand Business through Third Party Management Agreements. With the current changes in the capital markets, we may be presented with, or look for, opportunities for revenue growth through the use of third party management agreements. We will take advantage of these opportunities if the managed communities fit into our existing areas of operational strength and appropriate geological proximity to the communities that we currently own or manage, and, therefore require minimal incremental cost. We intend to manage these new communities for a fee based on a percentage of their gross revenue.

  . Acquire Communities Selectively. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement. As we achieve these objectives, we expect to be more receptive to acquisition opportunities that meet designated criteria. We particularly expect to favor the acquisition of communities that provide more complete coverage of our existing markets and intend to focus on acquisitions of communities that have been originally designed as assisted living facilities and that will have positive cash flow opportunities. We intend to be more selective and measured in our acquisition strategy in the future.

  . Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors in smaller cities and suburbs with populations of 50,000 to 150,000 persons. We believe that this "value-sensitive" segment of the senior community is the largest, broadest and most stable. We think that these markets are receptive to the development of new assisted living communities and the expansion of existing communities. We believe we are one of the few national operators focusing on this group.

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

Service Level     Type of                Description of Care Provided
                  Resident
- -------------------------------------------------------------------------------
 Basic        All residents--      We offer these basic services to our
 services     independent,       residents:
              assisted living
              and memory             .  three meals per day,
              disorder
              residents              .  social and recreational activities,

                                     .  weekly housekeeping and linen
                                        service,

                                     .  building maintenance and grounds
                                        keeping,

                                     .  24-hour emergency response and
                                        security,

                                     .  licensed nurses on staff to monitor
                                        and coordinate care needs, and

                                     .  transportation to appointments, etc.
- -------------------------------------------------------------------------------
 Assisted     Assisted living      We cater our assisted living services to
 living       residents          each resident based on his/her individual
 services                        requirements for more frequent or intensive
                                 assistance or increased care or supervision.
                                 We achieve this individualized care, through consultation with the resident, the resident's physician and the resident's family.

                                   We determine an individual resident's
                                 level of care by the degree of assistance he/she requires in each of several categories. Our categories of care include, but are not limited to:

                                     .  medication management and
                                        supervision,

                                     .  reminders for dining and recreational
                                        activities,

                                     .  assistance with bathing, dressing and
                                        grooming,

                                     .  incontinence,

                                     .  behavior management,

                                     .  dietary assistance, and

                                     .  miscellaneous (which consists of
                                        diabetic management, prescription
                                        medication, transfer, simple
                                        treatment, oxygen set up/maintenance
                                        and prosthesis).
- -------------------------------------------------------------------------------
 Memory       Memory disorder      We have designed our memory disorder
 disorder     residents          program to meet the specialized medical,
 (Alzheimer's)                   psychological and social needs of our
 services                        residents afflicted by this condition. In a
                                 manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs. Some of the key service areas that we focus on to provide the best care for our memory disorder residents center around:

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

 Management Activities

  At December 31, 2000, we managed and provided administrative services to 73 assisted living communities under management agreements that typically provide for management fees ranging from 4% to 7% of gross revenues. Management fees were approximately $4.6 million in 2000. These management agreements have terms ranging from two to five years, and may be renewed or renegotiated at the expiration of the term. We have various categories of management agreements, including:

  . management agreements covering 46 communities in connection with the Meditrust transactions that are described under "Meditrust Transactions." We receive a management fee of 5% of gross revenues, but may receive up to 7% depending on cash flow performance of the communities managed. Additionally, we are required by our management contracts to fund cumulative cash operating deficits in excess of $4.5 million, for the December communities (more fully discussed under Meditrust Transactions) and $500,000 individually, for the March development communities (more fully discussed under the Meditrust Transactions).

  . management agreements covering 8 communities owned by Columbia House, a limited partnership, and 10 additional communities owned by entities all controlled by Mr. Baty. We provide management services and administrative services in connection with acquisition, development and financing activities and generally receive fees ranging from 4% to 6% of the gross revenues generated by the communities.

  . management agreements covering four communities owned by joint ventures in which we have a financial interest. We receive management fees ranging from 4% to 7% of gross revenues.

  . management agreements covering five communities owned by independent third parties. We receive management fees ranging from 4% to 7% of gross revenues, or similar arrangement based on occupied capacity.

  Prior to 1999, we did not have material revenue from management arrangements. If we exercise our options to purchase the Meditrust communities prior to December 12, 2001 or if the management agreements expire on that date and are not renewed, our revenue from management fees will diminish substantially.

 Marketing and Referral Relationships

  Our operating strategy is designed to integrate our assisted living communities into the continuum of healthcare providers in the geographic markets in which we operate. One objective of this strategy is to enable residents who require additional healthcare services to benefit from our relationships with local hospitals, physicians, home healthcare agencies, and skilled nursing facilities in order to obtain the most appropriate level of care. Thus, we seek to establish relationships with local hospitals, through joint marketing efforts where appropriate, and home healthcare agencies, alliances with visiting nurses associations and, on a more limited basis, priority transfer agreements with local, high-quality skilled nursing facilities. In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded our network of referral sources.

 Administration

  We employ an integrated structure of management, financial systems and controls to maximize operating efficiency and contain costs. In addition, we have developed the internal procedures, policies and standards we believe are necessary for effective operation and management of our assisted living communities. We have recruited experienced key employees from several established operators in the long-term care services field and believe we have assembled the administrative, operational and financial personnel who will enable us to continue to manage our operating strategies effectively.

  We have established Central, Eastern and Western Operational Divisions. A division vice president heads each division. Each division consists of several operating regions headed by a regional director of operations who provides management support services for each of the communities in his/her respective region. An on-site community director who, in certain jurisdictions, must satisfy certain licensing requirements supervises day-to-day community operations. We provide management support services to each of our residential communities, including establishing operating standards, recruiting, training, and financial and accounting services.

  We have centralized finance and other operational functions at our headquarters in Seattle, Washington, in order to allow community-based personnel to focus on resident care. The Seattle office establishes certain policies and procedures applicable to the entire company, oversees our financial and marketing functions, manages our acquisition and development activities and provides our overall strategic direction.

  We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to monitor operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2001. We use high quality hardware and operating systems from current and proven technologies to support our current technology infrastructure.

 Competition

  The number of assisted living communities continues to grow in the United States. We believe that market saturation has had, and could continue to have, an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels. Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations. We anticipate that our source of competition will come from local, regional and national assisted living companies that operate, manage and develop residences within the geographic area in which we operate, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. We believe that quality of service, reputation, community location, physical appearance and price will be significant competitive factors. Some of our competitors have significantly greater resources, experience and recognition within the healthcare community than we do.

 Employees

  At December 31, 2000, we had 6,500 employees, including 4,300 full-time employees, of which approximately 80 were employed at our headquarters. None of our employees are currently represented by a labor union, and we are not aware of any union-organizing activities among our employees. We believe that our relationship with our employees is satisfactory.

  Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.

Meditrust Transactions

  In two separate transactions during the fall of 1998 and the spring of 1999, we arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $292.2 million. Of the 46 communities involved, 43 had been, or were proposed to be, leased to us by Meditrust Company LLC under sale/leaseback financing arrangements, and three had been owned by us. The first purchase, consisting of 25 communities, which we will call the December communities, was completed in December 1998 and the second purchase, consisting of 21 communities, which we will call the March communities, was completed in March 1999.

  The investor groups who purchased the communities included parties affiliated with us. Of the $168.0 million purchase price for the December investment, $138.0 million was financed through a three-year first mortgage loan with an independent third party and $30.0 million was financed through subordinated debt and equity investments from the investor group, which includes our Chief Executive Officer, who is also a director and a principal shareholder.

  Of the $124.2 million purchase price for the March investment, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the investor group, which includes our Chief Executive Officer.

  The investor groups retained us to manage all of the communities through December 31, 2001. If we do not exercise the option or right of first refusal to purchase the communities, as described below, the investor group may require us to manage the communities for up to twelve additional months. Under the arrangement, we receive management fees equal to 5% of the gross revenues generated by the facilities on the properties. We also are entitled to additional management fees of 2% of the gross revenues, which will be accrued and paid out of cash flow, provided that the communities have positive cash flow for three consecutive months. Thereafter, if the cash flow is not positive for two consecutive months, the 2% management fee will again be deferred until the three-month standard is again met. The cash flow requirements are determined as a group for the December communities, as a group for March operating communities and individually for the March communities under development. We have agreed to reimburse the December investment group for cumulative cash operating losses greater than $4.5 million sustained on the December communities prior to December 31, 2001. We have a similar reimbursement arrangement relating to the five development communities acquired in the March investment; under this arrangement, we are generally required to reimburse the investor group for any cash operating losses greater than $500,000 at any of the five development communities. We do not have any such arrangement for the 16 operating communities acquired in the March investment. In 1999, the December communities incurred $6.4 million of operating cash losses, which included $1.9 million of management fees that we earned. Our funding obligation was $1.9 million, net of the $4.5 million of operating cash losses funded by the December investor group. In 2000, the December communities incurred $4.9 million in cash operating losses, which represented our funding obligation and included $2.1 million in management fees that we earned. In 1999, since the March communities did not generate cash operating losses in excess of the amounts funded by the March investor group, no funding was required by us and we earned $1.5 million in management fees. In 2000, the March development communities incurred aggregate cash operating losses of $1.6 million, including $360,000 in management fees that we earned. The other March communities are not subject to a deficit funding obligation and we earned $1.9 million in management fees.

  Although the funding obligations described above include management fees earned by us under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent that we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our financial statements under the category "Other, net."

  We have certain rights to acquire the communities purchased in the December and March transactions. We have an option to purchase 22 of the December communities as a group and we have an option to purchase all 21 of the March communities as a group, for which we must give notice of our intent to exercise by

December 12, 2001. In addition, if either of the investor groups requires Mr. Baty to purchase certain of the communities, upon the conditions described below, we have the right to exercise our option within 60 days of receiving notice of this action. We also have to give notice of our intent to exercise the right of first refusal through December 12, 2001 to re-purchase the three December communities that we previously owned.

  The option purchase prices for the December communities and the March communities are determined under similar formulas, which provide for the repayment or payment of:

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

  As a condition to making the December and March investments, the investor groups entered into agreements with Mr. Baty under which the investor groups may require Mr. Baty to purchase certain of the December and March communities. Under these agreements, the investor groups may require Mr. Baty to purchase between six and twelve of the December communities and between four and ten of the March communities, upon the occurrence of any one of the following events:

  . we do not provide notice of our intent to exercise our options to purchase the December or March communities by December 12, 2001;

  . we exercise an option to purchase the communities, but do not close the transaction;

  . we or one of our managers causes a default under the agreements which govern the management of the December and March communities;

  . Mr. Baty's net worth falls below a certain threshold or Mr. Baty fails to provide certain reports relating to his net worth to the investor groups;

  .  there is a change of control in our Board or our ownership; or

  .  Mr. Baty ceases to be our chief executive officer.

  If either of the investor groups requires Mr. Baty to purchase some of the communities, Mr. Baty will also have the option to purchase all of the communities owned by that investor group on the same terms under which we may purchase the communities.

  During 2000, the December communities failed to comply with certain debt service coverage tests required under the related mortgage loan for $138 million. This noncompliance resulted in a restructuring of the mortgage debt effective March 22, 2001. As a part of the restructuring, the existing variable interest rate (LIBOR plus 3.25%) was increased by 1.25% on $40 million of the debt, which will increase the deficit funding obligation for which we may be responsible under our management agreement with the December investor group. The restructuring also provided for the pledge of five of the March communities as additional collateral to secure the mortgage debt, which could adversely affect our ability to purchase such communities under our management agreement with the March investor group. Other features of the restructuring include two nine-month extensions of the mortgage loan, exercisable by the December investor group under certain circumstances; modification of the debt service coverage tests; modification of certain liquidity requirements that we are required to meet; and payment of certain restructuring and extension fees and expenses. As a part of the restructuring, Mr. Baty agreed to fund a partial repayment of the mortgage debt of $1.25 million during the first quarter of 2000, with additional $250,000 reductions each quarter thereafter, and agreed to pledge additional collateral to secure his obligation to purchase communities under certain circumstances as described above.

  In connection with the restructuring, our management agreement with the December investor group was also amended. Under the amendment, we have the option to extend the management agreement (including the option to purchase the December communities) for two nine-month terms, provided that the mortgage debt is extended as contemplated in the restructuring and subject to certain performance-based rights of the December investor group to terminate the agreement early. Notice of our intent to exercise the option to purchase the December communities, which originally had to be given prior to June 30, 2001, may now be given at any time prior to December 12, 2001 (or during the first and second extension terms, September 12, 2002 and June 1, 2003, respectively). During the extension terms, we are entitled to a base management fee of 3% of revenues, payable out of cash flow, and an additional management fee of 4% of revenues, payable out of 50% of cash flow, and we continue to be obligated to fund cash operating deficits if any, during the extension terms. Under the amended management agreement, transaction fees and expenses, including the restructuring fee and extension fees payable to the mortgage lender, are funded by Mr. Baty, subject to reimbursement by us as to 25% of such fees and expenses out of 50% of management fees received with respect to the December communities. In addition, if we exercise our options to purchase either the December communities or the March communities, 25% of such fees and expenses are added to the option price and used to reimburse Mr. Baty.

  In connection with the restructuring, our management agreement with the March investor group was also amended to provide that our notice to exercise the option to purchase the March communities, which originally had to be given prior to June 30, 2001, may now be given at any time prior to December 12, 2001. In addition, if we exercise our option to purchase the March communities and the five March communities that serve as additional collateral for the December communities' mortgage debt are not released, then the option price on the remaining March communities is reduced by the amount that the value of the five communities, determined in accordance with a formula, exceeds the option price on such communities, if any.

 Factors Affecting Future Results and Regarding Forward-Looking Statements

  Our business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below. The following important factors, among others, could cause actual operating results to differ materially from those expressed in forward-looking statements included in this report and presented elsewhere by our management from time to time. Do not place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report refer to potential future circumstances, operations and prospects, and therefore, are not historical or current facts. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations, and also may materially differ from our actual future experience involving any one or more of such matters and subject areas relating to possible excess assisted living capacity in our market areas affecting our occupancy and pricing levels; uncertainties in increasing occupancy and pricing, generally; effective management of costs and the effects of cost increases beyond our control, such as utilities and insurance; the difficulty in reducing and eliminating continuing operating losses; vulnerability to defaults in our debt and lease financing as a result of noncompliance with various covenants; a need to extend maturities of debt due in 2001 and the effects of cross-default terms; competition; and uncertainties relating to construction, licensing, environmental and other matters that affect acquisition, disposition and development of assisted living communities. We have attempted to identify, in context, certain of the factors that may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. We are not obligated to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

  We have incurred losses since we began doing business and expect to continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business. For 1999 and 2000, we recorded net losses before preferred dividends of $21.0 million and $22.0 million, respectively. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities were among the causes of these losses. Operating communities that we acquire or develop typically incur operating losses for periods ranging from 12 to 18 months following acquisition or opening. In addition, to date, we have been generally unable to stabilize occupancy and rate structures at our communities that result in positive cash flow and earnings. We expect to continue to incur losses at least through the end of 2001. Our operations may not become profitable in line with our current expectations or may not become profitable at all. As a result of continuing losses, we are dependant on third party financing or disposition of assets to fund operations. We cannot guarantee that third party financing or disposition of assets will be available timely or at all or on terms satisfactory to us.

  If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and operating leases. At December 31, 2000, we had mortgage debt of $141.5 million, with minimum principal payments of about $81.0 million due in 2001. At December 31, 2000, we were obligated under long-term operating leases requiring minimum annual lease payments of about $26.3 million in 2001. In addition, we will have approximately $2.9 million and $15.4 million in principal amount of debt repayment obligations that become due in 2002 and 2003, respectively. We intend to continue to finance our communities through a combination of mortgage financing and operating leases, including leases arising through sale/leaseback transactions.

  We have $73.2 million of mortgage debt that matures on April 29, 2001. While we have been in discussions with the lender regarding an extension of the debt's maturity, we have reached no agreement at this time and have no alternative commitment for refinancing. If we are unable to extend the maturity of this debt, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the ten assisted living properties that secure this debt. In addition, many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Such cross-default provisions affect 35 assisted living properties owned or leased by us. Accordingly, the inability to extend the debt due in April could have a further material adverse effect on our financial condition if any other lender or lessor notifies us that we are in default under any debt instrument or lease. If we are able to resolve this matter successfully, we will nevertheless continue to be subject to the risks described below.

  The foregoing factors raise doubt about our ability to continue as a going concern. We are pursuing several initiatives to mitigate this doubt, including continued discussions regarding extension of the debt due in April. Additionally, we will conduct advance discussions with other lenders and lessors that may be affected by cross-default provisions. We are taking further steps to stabilize operations at positive cash flow levels including implementing rate increases and pursuing additional programs to increase occupancy, and if necessary, the sale of selected assets.

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

  If we fail to obtain alternative financing, a lender could foreclose on our facilities secured by the respective indebtedness or, in the case of an operating lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale/leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

  We may be unable to increase or stabilize our occupancy rates. In previous years we had difficulty increasing our occupancy levels. Our historical losses have resulted, in part, from lower than expected occupancy levels at our newly developed and acquired communities. Although we have reduced our acquisition and development activity substantially, we have been unable to increase occupancy levels as we had anticipated and, during the last year, occupancy levels declined slightly. We cannot guarantee that our occupancy levels will increase.

  We may be unable to obtain the additional capital we will need to finance our operations. We have experienced negative cash flow from operating activities since we began doing business. Operating communities that we acquire or develop typically incur operating losses for periods ranging from 12 to 18 months following acquisition or opening. In addition, to date we have been unable to establish occupancy and rate structures at our communities that result in positive cash flow and earnings.

  Our future success depends in part on finding sources to finance our development and acquisition of assisted living communities. We expect to meet this need largely through arranging sale/leaseback arrangements or mortgage refinancing. However, our communities, individually or as a group, may not achieve a stabilized occupancy rate and resident mix that meets our expectations, or generate positive cash flow or operating results sufficient to allow us to refinance outstanding indebtedness secured by the community through sale/leaseback transactions.

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

  We may be unable to obtain the additional capital we will need to retain important segments of our operating communities. We manage 46 of our operating communities under short-term management agreements expiring December 31, 2001, with the right to extend management of 25 communities for two nine-month terms under certain circumstances. In addition, we expect to manage communities that are currently under development. We also have options to purchase 43 communities, and a right of first refusal to purchase three of these communities prior to December 12, 2001. Based on formulas in the options, the purchase prices of the communities could be substantially greater than the original purchase prices paid by the investor groups that currently own them, depending on when the purchase occurs and the performance of the communities. If we are unable to obtain the capital and related mortgage financing necessary to complete these purchases, we could lose control of these communities and the right to operate them, which represents about 34 % of our total operating capacity. The loss of these operating communities would have a material adverse effect on our revenues and results of operations.

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

  We face risks associated with selective acquisitions. We intend to continue to seek selective acquisition opportunities. However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions. The acquisition of communities presents a number of risks. Existing residences available for acquisition may frequently serve or target different market segments than those we presently serve. It may be necessary in these cases to re-position and renovate acquired residences or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives. In the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures. As a consequence, we currently plan to target assisted living communities with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost. Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations. We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis. We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.

  We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline. The long-term care industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future. We believe that the industry is experiencing over-capacity in several of our markets, thereby intensifying competition and adversely affecting occupancy levels and pricing. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities and skilled nursing facilities. We expect that competition will increase from new market entrants, as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs. Many of these competitors may have substantially greater financial resources than we do. Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures. This could lead to lower occupancy rates or lower rate structures in our newly constructed and developed communities.

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

  Market forces could undermine our efforts to attract seniors with sufficient resources. We rely on our residents' abilities to pay our fees from their own or familial financial resources. Generally, only seniors with income or assets meeting or exceeding the comparable median in the region where our assisted living communities are located can afford our fees. Inflation or other circumstances may undermine the ability of seniors to pay for our services. If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline and we may suffer losses that could cause the value of your investment in our stock to decline.

  Interest rate increases could adversely affect our earnings due to our floating rate debt. As of December 31, 2000, about $87.0 million of our debt bore interest at fluctuating rates. We may incur additional debt in the future that bears interest at floating rates. Accordingly, increases in prevailing interest rates would increase our interest payment obligations and negatively affect our earnings. For example, a two percent increase in interest rates would increase our annual interest expense by about $1.7 million based on our floating rate debt as of December 31, 2000. Furthermore, we are required to fund aggregate cash operating deficits for both the December and March development communities (more fully discussed under Meditrust Transactions) in excess of amounts previously funded by their respective investor groups, including community debt service. Therefore, any increase in prevailing interest rates on the Meditrust outstanding debt would also increase cash operating deficits required to be funded by us.

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

  We face possible environmental liabilities at each of our properties. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials, that could be located on, in or under its property. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations. Our liability could exceed our properties' value or the value of our assets. We may be unable to sell or rent our properties, or borrow using our properties as collateral, if any of these substances is present or if we fail to remediate them properly. Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site, we also may be liable for the costs of the removal or of the hazardous or toxic substances at the disposal site. In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties.

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

  Our chief executive officer has personal interest that may conflict with ours due to his interest in Holiday Retirement Corporation. Mr. Baty, our Chief Executive Officer, is a principal shareholder, director and Chairman of the Board of Holiday Retirement Corporation. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty's varying financial interests and responsibilities include the acquisition, financing and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance, new facilities. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and its affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

  Because Mr. Baty is both our Chief Executive Officer as well as Holiday's Chairman of the Board, circumstances could arise that would distract him from our operations. Our interests and Holiday's interests may on some occasions be incompatible. We have entered into a noncompetition agreement with Mr. Baty, but this noncompetition agreement does not limit Mr. Baty's current role with Holiday or its related partnerships, so long as assisted living is only an incidental component of Holiday's operation or management of independent living facilities.

  We have entered into agreements with several companies that are owned or controlled by our affiliates, whose interests with respect to these companies occasionally may conflict with ours. We have entered into agreements with several entities that are owned or controlled by certain of our officers and directors. These include most of our management agreements, including management agreements (with options to purchase) relating to the 43 communities covered by the Meditrust transactions. Under these agreements, we provide management and other services to senior housing communities owned by those companies and we have material agreements relating to the purchase, sale and financing of a number of our operating communities. There is a risk that our dealings with these companies under these and any future arrangements will not be negotiated at arm's length and may be regarded as less advantageous to us than terms that would be negotiated with unrelated third parties. Because of our affiliates' interests and responsibilities with respect to these other companies, these affiliates may occasionally have interests that are not compatible with ours.

  We may be unable to attract and retain key management personnel. We depend upon, and will continue to depend upon, the services of Mr. Baty, our Chief Executive Officer. The loss of Mr. Baty's services, in part or in whole, could adversely affect our business and our results of operations. Mr. Baty has financial interests and management responsibilities with respect to Holiday and its related partnerships. As a result, he does not devote his full time and efforts to Emeritus. We may be unable to attract and retain other qualified executive personnel critical to the success of our business.

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

  In addition, with respect to our residents who receive financial assistance from governmental sources for their assisted living services, we are subject to federal and state regulations that prohibit certain business practices and relationships. Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicaid or similar state reimbursement programs. Our failure to comply with such regulations also could result in fines and the suspension or inability to renew our operating licenses. Federal, state and local governments occasionally conduct unannounced investigations, audits and reviews to determine whether violations of applicable rules and regulations exist. Devoting management and staff time and legal resources to such investigations, as well as any material violation by us that is discovered in any such investigation, audit or review, could strain our resources and affect our profitability. In addition, regulatory oversight of construction efforts associated with refurbishment could cause us to lose residents and disrupt community operations.

  Our liability insurance may be insufficient to cover the liabilities we face. In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging malpractice or related legal theories. Many of these suits involve large claims and significant legal costs. We expect that we occasionally will face such suits because of the nature of our business. We currently maintain insurance policies with coverage and deductibles we deem appropriate based on the nature and risks of our business, historical experience and industry standards. We could incur liability in excess of our insurance coverage or claims not covered by our insurance. Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. Our liability insurance policies must be renewed annually, and we may not be able to obtain liability insurance coverage in the future or, if available, on acceptable terms. During the past several years, deductible amounts and annual premiums have increased significantly, which have substantially compounded our costs associated with insurance and claims defense.

  Our stock price has been highly volatile, and a number of factors may cause our common stock price to decline. The market price of our common stock has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to:

  .  the liquidity of the market for our common stock;

  .  variations in our operating results;

  .  variations from analysts' expectations; and

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

  Our share ownership and certain other factors may impede a proposed takeover of our business. As of February 28, 2001, Mr. Baty, our Chief Executive Officer, controls about 36% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 79% of the voting power of our outstanding common and preferred stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM 2. DESCRIPTION OF PROPERTY

 Communities

  Our assisted living communities generally consist of one- to three-story buildings and include common dining and social areas. Twenty-two of our operating communities offer some independent living services and three are operated as skilled nursing facilities. The table below summarizes current information regarding our currently operating communities.

                                          Emeritus
                                         Operations Units Beds
       Community            Location     Commenced   (a)  (b)        Interest
- ------------------------ --------------- ---------- ----- ---- --------------------
Arizona
  Arbor at Olive Grove * Phoenix         Jun. 1994   98   111  Lease
  La Villita * (2)       Phoenix         Jun. 1994   92    92  First Refusal/Manage
  Loyalton of Flagstaff
   (3)                   Flagstaff       Jun. 1999   61    67  Option/Manage
  Loyalton of Phoenix
   (3)                   Phoenix         Jan. 1999   101  111  Option/Manage
  Scottsdale Royale ++   Scottsdale      Aug. 1994   63    63  Own
  Villa Ocotillo         Scottsdale      Sep. 1994   102  106  Lease

California
  Creston Village ++     Paso Robles     Feb. 1998   100  110  Joint Venture
  Emerald Hills          Auburn          Jun. 1998   89    98  Lease
  Fulton Villa           Stockton        Mar. 1995   80    80  Own
  Laurel Place * ++ (2)  San Bernardino  Apr. 1996   71    72  Option/Manage
  Northbay Retirement ++ Fairfield       Mar. 1998   172  189  Joint Venture
  Rosewood Court         Fullerton       Mar. 1996   71    78  Lease
  The Terrace ++ (2)     Grand Terrace   Mar. 1996   87    87  Option/Manage
  Villa Del Rey *        Escondido       Mar. 1997   84    84  Own

Connecticut
  Cold Spring Commons *  Rocky Hill      Apr. 1997   80    88  Lease

Delaware
  Gardens at White
   Chapel (2)            Newark          Jul. 1998   100  110  Option/Manage
  Green Meadows at Dover Dover           Oct. 1995   52    63  Lease

Florida
  The Allegro            St. Augustine   Aug. 1999   111  122  Manage
  The Allegro at Fleming
   Island                Fleming Island  Oct. 2000   90    99  Manage
  Barrington Place (2)   LeCanto         May 1996    79   120  Option/Manage
  Beneva Park Club (2)   Sarasota        Jul. 1995   96   102  Option/Manage
  The Pavillion at
   Crossing
   Pointe * ++ (2)       Orlando         Jul. 1995   174  190  Option/Manage
  College Park Club *
   (2)                   Bradenton       Jul. 1995   85    93  Option/Manage
  Colonial Park Club (3) Sarasota        Aug. 1996   88    90  Option/Manage
  Heritage Oaks          Tallahassee     Dec. 1999   120  132  Manage
  La Casa Grande         New Port Richey May 1997    200  235  Own
  The Lakes              Ft. Myers       June 2000   154  190  Manage
  The Lodge at Mainlands
   (2)                   Pinellas Park   Aug. 1996   154  162  Option/Manage
  Madison Glen (2)       Clearwater      May 1996    135  154  First Refusal/Manage
  Park Club of Brandon
   (3)                   Brandon         Jul. 1995   88    88  Option/Manage
  Park Club of Ft. Myers
   (3)                   Ft. Myers       Jul. 1995   77    82  Option/Manage
  Park Club of Oakbridge
   (3)                   Lakeland        Jul. 1995   88    88  Option/Manage

                                             Emeritus
                                            Operations Units Beds
        Community             Location      Commenced   (a)  (b)    Interest
- ------------------------- ----------------- ---------- ----- ---- -------------
  River Oaks              Englewood         May 1997    155  200  Own
  Springtree (2)          Sunrise           May 1996    179  246  Option/Manage
  Stanford Centre         Altamonte Springs May 1997    118  180  Own

Idaho
  Bestland Retirement     Coeur d'Alene     Nov. 1996   83    86  Manage
  Highland Hills ++ (3)   Pocatello         Oct. 1996   49    55  Option/Manage
  Juniper Meadows         Lewiston          Nov. 1997   82    90  Own
  Loyalton of Coeur
   d'Alene ++ (3)         Coeur d'Alene     Mar. 1996   108  114  Option/Manage
  Ridge Wind (3)          Chubbuck          Aug. 1996   80   106  Option/Manage
  Summer Wind             Boise             Sep. 1995   49    53  Lease

Illinois
  Canterbury Ridge (4)    Urbana            Nov. 1998   101  111  Lease
  Rockford                Rockford          Jun. 2000   100  110  Manage

Iowa
  Silver Pines            Cedar Rapids      Jan. 1995   80    80  Own

Kansas
  Elm Grove Estates (2)   Hutchinson        Apr. 1997   121  133  Option/Manage

Kentucky
  Stonecreek Lodge *      Louisville        Apr. 1997   80    88  Lease

Maryland
  Emerald Estates         Baltimore         Oct. 1999   120  134  Manage
  Loyalton of Hagerstown
   (3)                    Hagerstown        Jul. 1999   100  110  Option/Manage

Massachusetts
  Canterbury Woods        Attleboro         Jun. 2000   130  130  Manage
  The Lodge at Eddy Pond  Auburn            Jan. 2000   108  110  Lease
  Meadow Lodge at Drum
   Hill *                 Chelmsford        Aug. 1997   80    88  Own
  The Pines at Tewksbury
   * (3)                  Tewksbury         Jan. 1996   49    65  Option/Manage
  Woods at Eddy Pond *    Auburn            Mar. 1997   80    88  Lease

Mississippi
  Loyalton of Biloxi (4)  Biloxi            Jan. 1999   83    91  Manage
  Loyalton of Hattiesburg Hattiesburg       Jul. 1999   79    83  Lease
  Ridgeland Pointe *      Ridgeland         Aug. 1997   79    87  Joint Venture
  Silverleaf Manor        Meridian          Jul. 1998   101  111  Manage
  Trace Point             Clinton           Oct. 1999   100  110  Manage

Missouri
  Autumn Ridge ++         Herculaneum       Jun. 1997   94    94  Manage

Montana
  Springmeadows Residence Bozeman           Apr. 1997   74    81  Own

Nevada
  Concorde *              Las Vegas         Nov. 1996   116  128  Own

New Jersey
  Laurel Lake Estates     Voorhees          Jul. 1995   117  119  Lease

                                             Emeritus
                                            Operations Units Beds
       Community              Location      Commenced   (a)  (b)    Interest
- ------------------------ ------------------ ---------- ----- ---- -------------
New York
  Bassett Manor (1)      Williamsville      Nov. 1996   103  105  Lease
  Bassett Park Manor (1) Williamsville      Nov. 1996   78    80  Lease
  Bellevue Manor (1)     Syracuse           Nov. 1996   90    90  Lease
  Colonie Manor (1)      Latham             Nov. 1996   94    94  Lease
  East Side Manor (1)    Fayetteville       Nov. 1996   80    88  Lease
  Green Meadows at
   Painted Post (1)      Painted Post       Oct. 1995   73    96  Lease
  The Landing at
   Brockport             Brockport          Jul. 1999   84    92  Manage
  The Landing at
   Queensbury            Queenbury          Nov. 1999   84    92  Manage
  Loyalton of Lakewood
   (3)                   Lakewood           Jul. 1999   83    91  Option/Manage
  Perinton Park Manor
   (1)                   Fairport           Nov. 1996   78    86  Lease
  West Side Manor--
   Rochester (1)         Rochester          Nov. 1996   72    72  Lease
  West Side Manor--
   Syracuse (1)          Syracuse           Nov. 1996   78    80  Lease
  Woodland Manor (1)     Vestal             Nov. 1996   60   116  Lease

North Carolina
  Heritage Hills
   Retirement Community
   ++                    Hendersonville     Feb. 1996   99    99  Own
  Heritage Lodge
   Assisted Living       Hendersonville     Feb. 1996   20    24  Lease
  Pine Park Retirement
   Community ++          Hendersonville     Feb. 1996   110  110  Lease
  Pines of Goldsboro     Goldsboro          Sep. 1998   101  111  Manage

Ohio
  Brookside Estates (2)  Middleburg Heights Sep. 1998   99   101  Option/Manage
  The Landing at Canton  Canton             Aug. 2000   84    92  Manage
  Lodge at Montgomery    Cincinnati         Jun. 2000   214  274  Manage
  Park Lane ++           Toledo             Jan. 1998   92   101  Manage

Oregon
  Meadowbrook (3)        Ontario            Jun. 1995   53    55  Option/Manage

Pennsylvania
  Green Meadows at
   Allentown             Allentown          Oct. 1995   76    97  Lease
  Green Meadows at
   Latrobe               Latrobe            Oct. 1995   84   125  Lease

South Carolina
  Anderson Place--The
   Summer House ++ (3)   Anderson           Oct. 1996   30    40  Option/Manage
  Anderson Place--
   Cottages (3)          Anderson           Oct. 1996   75    75  Option/Manage
  Anderson Place--The
   Health
   Center # (3)          Anderson           Oct. 1996   22    44  Option/Manage
  Bellaire Place * (2)   Greenville         May 1997    81    89  Option/Manage
  Countryside Park       Easley             Feb. 1996   48    66  Lease
  Countryside Village
   Assisted Living       Easley             Feb. 1996   48    78  Lease
  Countryside Village
   Health Care Center #  Easley             Feb. 1996   24    44  Lease
  Countryside Village
   Retirement Center     Easley             Feb. 1996   72    75  Lease
  Skylyn Health Center # Spartanburg        Feb. 1996   26    48  Lease
  Skylyn Personal Care
   Center                Spartanburg        Feb. 1996   115  131  Lease
  Skylyn Retirement
   Community             Spartanburg        Feb. 1996   120  120  Lease

                                         Emeritus
                                        Operations Units   Beds
       Community         Location       Commenced   (a)    (b)         Interest
- ------------------------ -------------- ---------- ------ ------ --------------------
Tennessee
  Walking Horse Meadows
   ++ * (2)              Clarksville    Jun. 1997    50     55   Option/Manage

Texas
  Amber Oaks *           San Antonio    Apr. 1997   163    275   Lease
  Cambria *              El Paso        Sep. 1996    79     87   Lease
  Dowlen Oaks (2)        Beaumont       Dec. 1996    79     87   Option/Manage
  Eastman Estates (2)    Longview       Jun. 1997    70     77   Option/Manage
  Elmbrook Estates (3)   Lubbock        Dec. 1996    79     87   Option/Manage
  Lakeridge Place (2)    Wichita Falls  Jun. 1997    79     87   Option/Manage
  Meadowlands Terrace *
   (2)                   Waco           Jun. 1997    71     78   First Refusal/Manage
  Myrtlewood Estates (2) San Angelo     May 1997     79     87   Option/Manage
  The Palisades * ++     El Paso        Apr. 1997   158    215   Lease
  Redwood Springs        San Marcos     Apr. 1997    90     90   Lease
  Saddleridge Lodge (2)  Midland        Dec. 1996    79     87   Option/Manage
  Seville Estates * (2)  Amarillo       Mar. 1997    50     55   Option/Manage
  Sherwood Place *       Odessa         Sep. 1996    79     87   Lease
  Vickery Towers at
   Belmont ++            Dallas         Apr. 1995   301    331   Manage

Utah
  Emeritus Estates (2)   Ogden          Feb. 1998    83     91   Option/Manage
  Virginia
  Carriage Hill
   Retirement            Bedford        Sep. 1994    91    137   Lease
  Cobblestones at
   Fairmont *            Manassas       Sep. 1996    75     82   Own
  Loyalton of Staunton
   (3)                   Staunton       Jul. 1999   101    111   Option/Manage
  Wilburn Gardens        Fredericksburg Jan. 1999   101    111   Manage

Washington
  Arbor Place at Silver
   Lake                  Everett        Jun. 1999   101    111   Manage
  Charlton Place         Tacoma         Jul. 1998    96    105   Manage
  Cooper George ++ *     Spokane        Jun. 1996   140    158   Partnership
  Courtyard at the
   Willows *             Puyallup       Sep. 1997   101    111   Own
  Evergreen Lodge (3)    Federal Way    Apr. 1996    98    124   Option/Manage
  Fairhaven Estates *
   (3)                   Bellingham     Oct. 1996    50     55   Option/Manage
  Garrison Creek Lodge * Walla Walla    Jun. 1996    80     88   Lease
  Harbour Pointe Shores
   (2)                   Ocean Shores   Feb. 1997    50     55   Option/Manage
  The Hearthstone (3)    Moses Lake     Nov. 1996    84     92   Option/Manage
  The Hearthside         Issaquah       Feb. 2000    98     98   Own
  Kirkland Lodge         Kirkland       Mar. 1996    74     84   Own
  Renton Villa *         Renton         Sep. 1993    79     97   Lease
  Richland Gardens       Richland       May 1998    100    110   Manage
  Seabrook *             Everett        Jun. 1994    60     62   Lease
  Van Vista/Columbia
   House                 Vancouver      Oct. 1997   100    100   Admin Services

Wyoming
  Park Place ++ (2)      Casper         Feb. 1996    60     60   Option/Manage
  Sierra Hills (4)       Cheyenne       May 1998     83     91   Lease

Japan
  San Oaks               Kurashiki      Dec. 1999   114    158   Joint Venture
                                                   ------ ------
    Total Operating
     Communities                                   12,412 14,094
                                                   ====== ======

- --------
 *   Near an existing or proposed Holiday facility.

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

(2) On December 31, 1998, an investor group acquired these communities from Meditrust. We hold an option or a right of first refusal to purchase the communities, expiring on December 12, 2001, at a formula price based on a specified return to the investor group. We manage the communities during the option term.

(3) On March 31, 1999, an investor group acquired these communities from Meditrust. We hold an option to purchase the communities, expiring on December 12, 2001, at a formula price based on a specified return to the investor group. We manage the communities during the option term.

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

                                   Scheduled   Units Beds
      Community         Location    Opening     (a)  (b)  Site Interest
- ---------------------- ---------- ------------ ----- ---- -------------
                       Anticipated 2001 Openings:
New Jersey
  Loyalton of Cape May Cape May   2nd Qtr 2001  100  110     Manage
West Virginia
  Charleston           Charleston 3rd Qtr 2001  100  132     Manage
                                                ---  ---
  Total Development
   Communities                                  200  242
                                                ===  ===

- --------
(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.

Executive Offices

  Our executive offices are located in Seattle, Washington, where we lease approximately 26,500 square feet of space. Our lease agreement includes a term of 10 years, expiring July 2006, with two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

  In August 2000, Emeritus began arbitration proceedings with Corio Inc. ("Corio") in connection with a contract dispute. In 1999, we entered into an agreement with Corio, pursuant to which Corio would plan, implement, and finalize our new accounting software program. In March 2000, Emeritus canceled the implementation of the program prior to its completion. Corio asserted a claim for breach of contract for $1.4 million, requesting payment of the full contract value. Both parties contacted AAA Arbitration as specified in the leasing and service contract, and the dispute was settled in February 2001 for $500,000, representing reimbursement for actual expenditures incurred by Corio. Payment is to be remitted over a three-year term as follows: $300,000 in 2001; $150,000 in 2002 and $50,000 in 2003. This balance has been accrued and is included in the consolidated financial statements for the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2000.

Executive Officers of Emeritus

  The following table presents certain information about our executive officers. There are no family relationships between any of the directors or executive officers.

          Name           Age                           Position
          ----           ---                           --------
Daniel R. Baty.......... 58  Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom... 48  Vice President of Finance, Secretary, Chief Financial Officer
                              and Vice Chairman of the Board
Gary S. Becker.......... 54  Senior Vice President of Operations
Martin D. Roffe......... 53  Vice President, Financial Planning
Suzette McCanless....... 53  Vice President, Operations--Eastern Division
Russell G. Kubik........ 48  Vice President, Operations--Central Division

  Daniel R. Baty, one of Emeritus' founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Management, Inc. Both of these companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market.

  Raymond R. Brandstrom, one of Emeritus' founders, has served as a director since its inception in 1993 and as Vice Chairman of the Board since March 1999. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus' President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of table wines.

  Gary S. Becker joined Emeritus as Western Division Director in January 1997, was promoted to Vice President, Operations--Western Division in September 1999, and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 28 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of Sunrise Healthcare Corp. From 1982 to October 1993 he was Vice President of Operations for the Mid-West division of the Hillhaven Corporation.

  Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999. Mr. Roffe has 29 years experience in the acute care, long-term care, and senior housing industries. Prior to joining Emeritus, from May of 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for the Hillhaven Corporation, at which he also held the previous positions of Sr. Application Analyst and Director of Financial Planning, from January 1983 to April 1987. Prior to 1983, Mr. Roffe served in a Budget Director capacity for Acute Care Facilities.

  Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President of Operations--Eastern Division, in September 1999. Ms. McCanless has 21 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., at which she also held the previous positions of Administrator and Regional Director of Operations from June 1983 to March 1994. In the interim, Ms. McCanless worked for Delta Health Group, from April 1994 to August 1995, as Regional Director of Operations, and at Hillhaven/Vencor Corporation as the Director of Operations from September 1995 to June 1996.

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

                                                  High     Low
                                                -------- --------
         1998
         First Quarter......................... $13.5000 $10.6875
         Second Quarter........................ $13.3750 $10.7500
         Third Quarter......................... $12.4375 $ 9.1250
         Fourth Quarter........................ $11.3750 $ 8.6250

         1999
         First Quarter......................... $15.1250 $11.3750
         Second Quarter........................ $12.1250 $ 9.7500
         Third Quarter......................... $10.0000 $ 7.5000
         Fourth Quarter........................ $ 7.8125 $ 5.1250

         2000
         First Quarter......................... $ 7.0000 $ 4.2500
         Second Quarter........................ $ 4.1875 $ 2.5000
         Third Quarter......................... $ 3.5000 $ 2.1250
         Fourth Quarter........................ $ 2.0000 $ 1.1250

  As of February 28, 2001, the number of record holders of our Common Stock was 139.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated statements of operations and consolidated balance sheet data set forth below, have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The historical results are not necessarily indicative of results to be expected for any future period.

                                        Year Ended December 31,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
Consolidated Statements of
 Operations Data:
Total operating revenues....  $ 68,926  $117,772  $151,820  $122,642  $125,192
Total operating expenses....    74,053   139,323   171,405   124,821   125,711
                              --------  --------  --------  --------  --------
Loss from operations........    (5,127)  (21,551)  (19,585)   (2,179)     (519)
Net interest and other
 expense....................    (3,075)   (6,660)   (9,194)  (18,525)  (21,417)
Extraordinary loss on
 extinguishment of debt.....       --        --      (937)      (333)      --
Cumulative effect of change
 in accounting principle....       --        --     (1,320)      --        --
                              --------  --------  --------  --------  --------
Net loss....................    (8,202)  (28,211)  (31,036)  (21,037)  (21,936)
Preferred stock dividends...       --        425     2,250     2,250     5,327
                              --------  --------  --------  --------  --------
  Net loss to common
   shareholders.............  $ (8,202) $(28,636) $(33,286) $(23,287) $(27,263)
                              ========  ========  ========  ========  ========
Loss per common share before
 extraordinary item and
 cumulative effect of change
 in accounting principle--
 basic and diluted..........  $  (0.75) $  (2.60) $  (2.96) $  (2.19) $  (2.69)
Extraordinary loss per
 common share--basic and
 diluted....................  $    --   $    --   $   (.09) $   (.03) $    --
Cumulative effect of change
 in accounting principle
 loss per common share--
 basic and diluted..........  $    --   $    --   $   (.12) $    --   $    --
Net loss per common share--
 basic and diluted..........  $  (0.75) $  (2.60) $  (3.17) $  (2.22) $  (2.69)
Weighted average number of
 common shares outstanding--
 basic and diluted..........    11,000    11,000    10,484    10,469    10,117

Consolidated Operating Data:
Communities operated........        69        99       113       129       135
Number of units.............     5,807     8,624     9,972    11,726    12,412

                                              December 31,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
Consolidated Balance Sheet
 Data:
Cash and cash equivalents...  $ 23,039  $ 17,537  $ 11,442  $ 12,860  $  7,496
Working capital (deficit)...     9,757    12,074      (977)    6,828   (81,167)
Total assets................   158,038   228,573   192,870   198,370   178,079
Long-term debt, less current
 portion....................    60,260   108,117   119,674   128,319    60,499
Convertible debentures......    32,000    32,000    32,000    32,000    32,000
Redeemable preferred stock..       --     25,000    25,000    25,000    25,000
Shareholders' equity
 (deficit)..................    26,188     1,207   (45,964)  (37,290)  (65,803)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

  Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. Having achieved our initial growth objective, in 1999 and continuing in 2000, we have substantially reduced our pace of acquisition and development activities to concentrate on improving community performance through both occupancy and revenue per occupied unit. In 1999, we focused our operational efforts on increasing occupancy. During 1999, average occupancy increased 10 percentage points between 1998 and 1999 to an average occupancy of 87% in our consolidated portfolio of buildings. Revenue per unit increased 7% or $134 per unit to $2,134 as of December 31, 1999. Due to the success of our occupancy focus in 1999, we shifted our operational concentration on improvement in revenue per unit in 2000. We implemented a rate enhancement program that yielded a 4% increase or $79 per unit to $2,213 in our consolidated portfolio over 1999 results. Additionally, we sacrificed less than 1 percentage point in average occupancy to 86% from 87% in 1999. Our total operated portfolio, comprised of all managed communities, experienced a similar improvement in revenue per unit. Our rate enhancement program yielded an increase of 6% or $125 per unit to $2,109 in our total operated portfolio over 1999 results. Additionally, our consolidated portfolio community operating margin (defined as community revenues less community operations) improved 2 percentage points to 36% in 2000, compared to 34% in 1999. Additionally, we experienced an increase in average occupancy of 3% to 82% in 2000 from 79% in 1999 and community operating margin for our total operated portfolio improved 4 percentage points to 33% in 2000 from 29% in 1999.

  The following table presents a summary of our community interests.

                                           As of December 31,
                           -----------------------------------------------------
                                 1998              1999               2000
                           ----------------  ----------------   ----------------
                           Buildings Units   Buildings Units    Buildings Units
                           --------- ------  --------- ------   --------- ------
Owned (4)................      15     1,492      16     1,572       16     1,579
Leased (4)...............      52     3,937      40     3,302       45     3,700
Managed/Admin. Services..      38     3,734      68     6,247       69     6,528
Joint Venture/Partnership
 (5).....................       8       809       5       605        5       605
                              ---    ------     ---    ------      ---    ------
  Operated Portfolio.....     113     9,972     129    11,726      135    12,412
  Percentage Increase
   (1)...................      13%       15%     14%       18%       5%        6%
Pending Acquisitions.....     --        --        2       206      --        --
New Developments (2).....      21     2,029       6       604        2       200
Minority Interest (Alert)
 (3).....................      21     1,203     --        --       --        --
                              ---    ------     ---    ------      ---    ------
  Total..................     155    13,204     137    12,536      137    12,612
  Percentage Increase
   (decrease) (1)........       5%        6%    (12%)      (5%)      0%        1%

- --------
(1) The percentage increase (decrease) indicates the change from the preceding December 31.

(2) The communities under development at December 31, 2000 are being developed by third parties, but will be managed by us upon completion.

(3) In November 1999, we sold all our minority interest in Alert Care.

(4) Included in our consolidated portfolio of communities.

(5) Includes one community that we do not manage.

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

  We have incurred net operating losses and negative cash flows from operating activities since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $131 million. These losses resulted from a number of factors, including:

  . occupancy levels at our communities that were lower for longer periods than we originally anticipated,

  . financing costs that we incurred as a result of multiple financing and refinancing transactions, and

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

                                       Percentage of
                                          Revenues             Year-to-Year
                                        Years Ended             Percentage
                                        December 31,        Increase (Decrease)
                                       ------------------   -------------------
                                       1998   1999   2000   1998-1999 1999-2000
                                       ----   ----   ----   --------- ---------
   Total operating revenues..........  100%   100%   100%      (19)%       2%
   Expenses:
     Community operations............   73     64     61       (29)       (2)
     General and administrative......    9     13     14        14        13
     Depreciation and amortization...    4      5      5         5        13
     Rent............................   27     20     20       (39)       (2)
                                       ---    ---    ---      ----       ---
   Total operating expenses..........  113    102    100       (27)        1
                                       ---    ---    ---      ----       ---
     Loss from operations............  (13)    (2)    (0)      (89)      (76)
                                       ---    ---    ---      ----       ---
   Other expense:
     Interest expense, net...........    9     11     11       --          8
     Impairment of securities........  --       6    --        N/A       N/A
     Other, net......................   (3)    (2)     6       (48)      270
   Extraordinary loss on early
    extinguishment of debt...........    1    --     --        (64)      N/A
   Cumulative effect of change in
    accounting principle.............    1    --     --       (100)      N/A
                                       ---    ---    ---      ----       ---
     Net loss........................  (20)%  (17)%  (18)%      32%        4%
                                       ===    ===    ===      ====       ===

 Comparison of the Years Ended December 31, 2000 and 1999

  Total Operating Revenues. Total operating revenues increased $2.6 million to $125.2 million for 2000 from $122.6 million in 1999, representing a 2% increase.

  Within total operating revenues, community revenue (including other service fees) increased $2.8 million to $120.6 million in 2000 from $117.8 million in 1999. The first quarter of 1999, however, includes approximately $6.3 million of community revenue from 21 communities (known as the March communities, more fully discussed under Meditrust Transactions) that were transferred at the end of the quarter to a related party investor group under agreements pursuant to which we continue to manage them. Accordingly, the first quarter of 2000 includes only management fees from these communities and no community revenue. Excluding the March communities, revenues increased $9.1 million or 8% from 1999 to 2000, primarily as a result of a 4% increase in revenue per unit (an increase of $79 per unit to $2,213 per unit at December 31, 2000) and the addition of six communities during 2000, partially offset by the disposition of a skilled nursing facility.

  Management fee revenue decreased $336,000 to $4.6 million in 2000 from $4.9 million in 1999. In 2000, we were not able to recognize fees earned from our management of 25 communities (known as the December communities, more fully discussed under Meditrust Transactions) where the management agreements require us to fund cash operating deficits, while in 1999 we recognized $1.4 million in management fee revenue from these communities. This was partially offset by an increase of $500,000 in management fees from the March communities from $1.4 million to $1.9 million, the addition of several new management agreements and the generally improving performance of our portfolio of managed communities.

  Community Operations. Community operating expenses decreased $1.4 million to $76.8 million for 2000 from $78.2 for 1999, representing a 2% decrease. As a percentage of total operating revenues, community operations decreased to 61% for 2000 compared to 64% for 1999. The first quarter of 1999, however, includes approximately $3.9 million of community operating expenses from the March communities, with no comparable offset in 2000. Excluding the March communities, community operating expenses increased $2.5 million or 3% from 1999 to 2000, primarily as a result of the addition of six new buildings to our consolidated portfolio, slightly offset by the disposition of one skilled nursing facility. Excluding the March communities, our operating margin, which we compute as community operating revenues less community operating expenses, increased to 36% in 2000 from 33% in 1999, as our community operating revenues increased faster than our community operating expenses.

  General and Administrative. General and administrative expenses increased $2.0 million to $17.4 million for 2000 from $15.5 million for 1999, representing a 13% increase. As a percentage of revenues, general and administrative expenses increased to 14% for 2000 compared to 13% for 1999. The increase of general and administrative costs as a percentage of revenues is due, in part, to transferring our interest in the March communities. The overall increase of $2.0 million is primarily attributable to settlement and legal costs of the "Corio" mediation (See Item 3. Legal Proceedings) and additional costs associated with increased professional liability insurance deductibles.

  Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million to $6.8 million for 2000 from $6.0 million for 1999, representing a 13% increase. As a percentage of total revenue, depreciation and amortization expenses remained constant at 5% for both 2000 and 1999. This marginal increase is principally the result of six community acquisitions in 2000, partially offset by the disposition of one skilled nursing facility.

  Rent. Rent expense decreased $0.5 million to $24.7 million for 2000 from $25.1 million for 1999, representing a decrease of 2%. The decrease is primarily attributable to the transfer of the March communities that converted to management agreements as discussed in "Total Operating Revenues" above. These communities accounted for $1.9 million in rent expense for 1999, partially offset by additional rent generation from six community acquisitions and normal increases in rent obligations from our existing portfolio. Rent as a percentage of revenues was 20% for both 2000 and 1999.

  Interest Expense, Net of Interest Income. Interest expense, net of interest income increased to $14.1 million for 2000 from $13.1 million for 1999, representing an 8% increase. As a percentage of revenue, interest expense remained at 11% for both 2000 and 1999. The increase is primarily attributable to generally increasing mortgage interest expense associated with our variable rate debt, as well as the addition of six consolidated communities in early 2000. In addition, total debt increased approximately $5 million to $175 million as of December 31, 2000 compared to $170 million as of December 31, 1999.

  Impairment of Investment Securities. During 2000, we did not have an impairment of investment securities. In 1999, we wrote down $7.4 million on our investment in ARV Assisted Living, Inc., as we concluded the decline in the fair market value of this investment was other than temporary.

  Other, Net. Other, net was $7.3 million (expense) in 2000 and $2.0 million income in 1999, representing a net change of $9.3 million. The amount for the year 2000 includes a deficit funding obligation of $3.7 million arising from our management of both the December and March communities in which we are responsible for cash operating deficits for such communities, write-offs of $1.5 million relating to receivables and capitalized development transaction costs that do not have future realizable value, losses of $557,000 associated with our investment in Senior Healthcare Partners, LLC, and other items aggregating $1.3 million. The amount for the year 1999 includes gain of $3.2 million arising from a litigation settlement, gain of $762,000 from the sale of a Canadian subsidiary, deficit funding obligation of $1.4 million arising from our management of the December communities described above, and other items aggregating $600,000.

  Extraordinary Item. We recognized extraordinary losses of approximately $333,000 in 1999 and none in 2000. Our 1999 extraordinary loss resulted from the write-off of loan fees and other related costs in conjunction with the refinancing of several of our mortgage-financed communities.

 Comparison of Years Ended December 31, 1999 and 1998

  Total Operating Revenues. Total operating revenues decreased $29.2 million to $122.6 million for 1999, from $151.8 million for 1998, representing a 19% decrease. At December 31, 1998 and at March 31, 1999, we transferred our interests in a total of 41 owned and leased communities to others but continued to manage them under three-year management agreements with rights of first refusal or options to acquire them in the future. As a result, we now receive management fees from these communities rather than the revenues arising from their operations. For 1998, these communities were responsible for $51.3 million in operating revenue while generating $2.7 million in management fees for the same period in 1999. This decrease in revenue was partially offset, however, by generally increasing levels of occupancy throughout our consolidated communities. Average occupancy of the 59 consolidated communities we owned and leased for 1999 rose to 87% compared to 77% for the 99 owned and leased communities in the equivalent 1998 period, an increase of 10 percentage points.

  Community Operating Expenses. Community operating expenses decreased $32.4 million to $78.2 million for 1999 from $110.6 million for 1998, representing a 29% decrease. As a percentage of total operating revenues, community operations decreased to 64% for 1999 compared to 73% for 1998. This reduction is primarily the result of the transfer of 41 of our previously leased and owned communities to management agreements, as discussed in "Total Operating Revenues" above. These communities were responsible for $39.8 million of community operating expenses as owned and leased communities in 1998; because 25 and 16 were managed communities during 1999 and the nine months ended December 31, 1999, respectively, we were no longer responsible for their operating expenses. This decrease was partially offset, however, by increased variable costs resulting from the significant occupancy gains in our communities and by increased sales and marketing costs. Our community operating margin, which we compute as community revenues less community operating expenses, has increased to 32.6% for 1999 compared to 25.4% for 1998. This improvement is, in part, because the 41 communities that we transferred to management agreements generally experienced lower margins than our communities as a whole and, in part, because of cost control measures that we instituted in 1998 that affected our remaining owned and leased communities.

  General and Administrative. General and administrative costs increased $1.9 million to $15.5 million for 1999 from $13.6 million for 1998, representing a 14% increase. As a percentage of revenues, general and administrative expenses increased to 13% for 1999 compared to 9% for 1998. The increase of general and administrative costs as a percentage of revenues is due, in part, to the shift from community revenues to management fees in the transfer of the 41 communities referred to above. The overall increase of $1.9 million is attributable to greater personnel costs to support our increasing number of communities as well as increased marketing costs to enhance occupancy.

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

  Impairment of Investment Securities. Impairment of investment securities was $7.4 million for 1999. In 1999, we wrote down our investment in ARV Assisted Living, Inc., as we concluded the decline in the fair market value of this investment was other than temporary.

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

  Extraordinary Item. We recognized an extraordinary loss of $333,000 for 1999, resulting from the write-off of loan fees and other related costs in conjunction with the refinancing of several of our mortgage-financed communities.

  Cumulative Effect of Change in Accounting Principle. In 1998, we recognized the cumulative effect of a change in accounting principle of $1.3 million related to the early adoption of Statement of Position (SOP) 98-5, "Reporting on Costs of Start-up Activities", which requires that costs of start-up activities and organization be expensed as incurred.

Same Community Comparison

  We operated 56 communities on a comparable basis during both the three months ended December 31, 1999 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended December 31, 1999 and 2000.

                                             Three Months Ended December 31,
                                            ------------------------------------
                                                              Dollar  Percentage
                                             1999     2000    Change    Change
                                            -------  -------  ------  ----------
                                                     (In thousands)
     Revenue............................... $26,765  $28,213  $1,448       5%
     Community operating expense...........  17,628   17,076    (552)     (3)
                                            -------  -------  ------     ---
       Community operating income..........   9,137   11,137   2,000      22
                                            -------  -------  ------     ---
     Depreciation and amortization.........   1,271    1,370      99       8
     Rent..................................   5,581    5,551     (30)     (1)
                                            -------  -------  ------     ---
       Operating income....................   2,285    4,216   1,931      85
                                            -------  -------  ------     ---
     Interest expense, net.................  (2,549)  (2,667)   (118)     (5)
     Other expense, net....................     (56)     (34)     22      39
                                            -------  -------  ------     ---
       Net income (loss)................... $  (320) $ 1,515  $1,835     573%
                                            =======  =======  ======     ===

  The same communities represented $28.2 million or 84% of our total operating revenue for the quarter ended December 31, 2000. Same community revenues increased $1.4 million or 5% to $28.2 million for the three months ended December 31, 2000 compared to $26.8 million for the comparable period in 1999. This increase in revenue is attributable to our shift from acquisitions to improving community operating performance through revenue per occupied unit. For the quarter ended December 31, 2000 occupancy decreased 4% to 87% from 91% for the quarter ended December 31, 1999. However, average monthly revenue per occupied unit increased to $2,273 for the quarter ended December 31, 2000 compared to $2,070 for the quarter ended December 31, 1999. For the quarter ended December 31, 2000, we generated operating income of $4.2 million compared to an operating income of $2.3 million for the comparable period in 1999, an improvement of $1.9 million or 85%.

  For the full years 1999 and 2000, we operated 56 communities on a comparable basis. The following table sets forth a comparison of these same community results of operations, excluding general and administrative expenses for these two years.

                                                Year Ended December 31,
                                          --------------------------------------
                                                              Dollar  Percentage
                                            1999      2000    Change    Change
                                          --------  --------  ------  ----------
                                                    (In thousands)
     Revenue............................. $104,341  $110,194  $5,853        6%
     Community operating expense.........   66,832    68,549   1,717        3
                                          --------  --------  ------     ----
       Community operating income........   37,509    41,645   4,136       11
                                          --------  --------  ------     ----
     Depreciation and amortization.......    4,830     5,262     432        9
     Rent................................   22,124    22,145      21      --
                                          --------  --------  ------     ----
       Operating income..................   10,555    14,238   3,683       35
                                          --------  --------  ------     ----
     Interest expense, net...............   (9,750)  (10,496)   (746)      (8)
     Other expense, net..................      (71)     (306)   (235)    (331)
                                          --------  --------  ------     ----
       Net income ....................... $    734  $  3,436  $2,702      368%
                                          ========  ========  ======     ====

  These same communities represented $110 million or 88% of our total operating revenue for 2000. Same community revenues increased $5.9 million or 6% to $110 million for 2000 compared to $104.3 million for 1999.

This increase in revenue is attributable to our shift from acquisitions to improving community operating performance through revenue per occupied unit. For both 1999 and 2000, occupancy remained constant at 88%. However, average monthly revenue per occupied unit increased to $2,197 for 2000 compared to $2,081 for 1999. For 2000, we generated operating income of $14.2 million and a net income of $3.7 million, compared to operating income of $10.6 million and net income of $0.7 million for 1999, an improvement of $3.7 million or 35% in operating income and an improvement of $2.7 million or 368% in net income.

 Liquidity and Capital Resources

  Cash Flows for the Year Ended December 31, 2000. Cash decreased $5.4 million to $7.5 million as of December 31, 2000.

  Net cash used by operating activities was $5.4 million, which resulted from our net loss of $22.0 million, adjusted for depreciation and amortization, the decrease in other receivables and our accrued deficit funding obligation to fund the December and March communities (more fully discussed under Meditrust transactions).

  Net cash from investing was $19,000. This was derived from the release of $13.5 million of restricted cash proceeds from the issuance of our Series B preferred stock, offset by acquisitions of property and equipment, including one newly acquired community, and cash contributions to Senior Healthcare Partners, LLC for our 30% equity investment.

  Net cash used by financing activities was $31,000. This was primarily attributable to repurchasing 260,200 shares of our common stock through public market transactions at an aggregate cost of $1.4 million, payment of preferred dividends of $4.0 million, and repayments of long term debt of $2.9 million; offset by proceeds from long term debt in the community acquisitions denoted above of $7.9 million and net proceeds from short-term borrowings of $650,000.

  We have incurred significant operating losses since our inception, including net losses in excess of $20 million in each of 1999 and 2000. To date, we have been unable to stabilize operations and occupancy at levels that would generate positive cash flow and, therefore, are dependent on third party financing or disposition of assets to fund operations. In addition, as of December 31, 2000, our working capital deficit was approximately $81 million, due in part to $73.2 million of mortgage debt that matures on April 29, 2001. We have been in discussions with the lender regarding an extension of the debt's maturity, or restructure and although we believe the issue will be resolved with the lender, there has been no agreement reached at this time and has no alternative commitment for refinancing. If we are unable to extend the maturity of this debt, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the ten assisted living properties that secure this debt. In addition, many of our remaining debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Such cross-default provisions affect 35 assisted living properties owned or leased by us. Accordingly, the inability to extend the debt due in April could have a further material adverse effect on our financial condition if any other lender or lessor notifies us that we are in default under any debt instrument or lease.

  The foregoing factors raise doubt about our ability to continue as a going concern. We are pursuing several initiatives to mitigate this doubt, including on-going discussions regarding extension of the debt due in April. Additionally, we will conduct advance discussions with other lenders and lessors that may be affected by cross-default provisions, and take further steps to stabilize operations at positive cash flow levels including implementing rate increases and pursuing additional programs to increase occupancy, and if necessary, the sale of selected assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed-rate borrowings when possible. At December 31, 2000, our variable rate borrowings totaled $87.0 million. If market interest rates average 2% more in 2001 than they did in 2000, our interest expense and net loss would increase by $1.7 million. These amounts are determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of December 31, 2000 and do not consider changes in the actual level of borrowings that may occur subsequent to December 31, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider possible actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and the Independent Auditors report are listed at
Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the caption "Executive Officers of the Registrant" in
Part I of this Form 10-K and under the captions "Election of Directors-- Nominees for Election" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement relating to its 2001 annual meeting of shareholders (the "Proxy Statement") is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the captions "Executive Compensation" and "Election of Directors--Director Compensation" in the Company's Proxy Statement is hereby incorporated by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of the report:

    (1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                            Page
                                                                            ----
       Independent Auditors' Report........................................ F-2
       Consolidated Balance Sheets......................................... F-3
       Consolidated Statements of Operations............................... F-4
       Consolidated Statements of Comprehensive Operations................. F-5
       Consolidated Statements of Cash Flows............................... F-6
       Consolidated Statements of Shareholders' Equity (Deficit)........... F-7
       Notes to Consolidated Financial Statements.......................... F-8

    (2) FINANCIAL STATEMENT SCHEDULES. Schedule II Valuation and Qualifying Accounts (contained on page F-23) Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

  (c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

  Number                              Description
 --------- -------------------------------------------------------------------
  3.1      Restated Articles of Incorporation of registrant (Exhibit
           3.1).                                                        (2)
  3.2      Amended and Restated Bylaws of the registrant (Exhibit
           3.2).                                                        (1)
  4.1      Forms of 6.25% Convertible Subordinated Debenture due 2006
           (Exhibit 4.1).                                               (2)
  4.2      Indenture dated February 15, 1996, between the registrant
           and Fleet National Bank ("Trustee") (Exhibit 4.2).           (2)
  4.3      Preferred Stock Purchase Agreement (including Designation
           of Rights and Preferences of Series A Convertible
           Exchangeable Redeemable Preferred Stock of Emeritus
           Corporation Agreement, Registration of Rights Agreement and
           Shareholders Agreement) dated October 24, 1997, between the registrant ("Seller") and Merit Partners, LLC ("Purchaser")
           (Exhibit 4.1).                                               (12)
 10.1      Amended and Restated 1995 Stock Incentive Plan (Exhibit
           99.1).                                                       (14)
 10.2      Stock Option Plan for Nonemployee Directors (Exhibit 10.2).  (2)
 10.3      Form of Indemnification Agreement for officers and
           directors of the registrant (Exhibit 10.3).                  (1)
 10.4      Noncompetition Agreements entered into between the
           registrant and each of the following individuals:
           10.4.1   Daniel R. Baty (Exhibit 10.4.1), Raymond R.
                    Brandstrom (Exhibit 10.4.2) and Frank A. Ruffo
                    (Exhibit 10.4.3).                                   (2)
 10.6      Form of Stock Purchase Agreement dated July 31, 1995,
           entered into between Daniel R. Baty and each of Michelle A.
           Bickford, Jean T. Fukuda, James S. Keller, George T. Lenes
           and Kelly J. Price (Exhibit 10.6).                           (1)
 10.8      Scottsdale Royale in Scottsdale, Arizona, and Villa
           Ocotillo in Scottsdale, Arizona. The following agreements
           are representative of those executed in connection with
           these properties:
           10.8.1   Loan Agreement dated December 31, 1996, in the
                    amount of $12,275,000 by the registrant
                    ("Borrower") and Lender (Exhibit 10.9.1).           (5)
           10.8.2   Promissory Note dated December 31, 1996, in the
                    amount of $5,500,000 between the registrant to
                    Bank United (the "Lender") with respect to
                    Scottsdale Royale and Villa Ocotillo (Exhibit
                    10.9.3).                                            (5)
           10.8.3   Deed of Trust, Security Agreement, Assignment of
                    Leases and Rents, and Fixture Filing (Financial
                    Statement) dated as of December 31, 1996, by the
                    registrant, as Trustor and debtor, to Chicago
                    Title Insurance Company, as Trustee, for the
                    benefit of the Lender, Beneficiary and secured
                    party with respect to Scottsdale Royale and Villa
                    Ocotillo (Exhibit 10.9.4).                          (5)
 10.9      Rosewood Court in Fullerton, California, the Arbor at Olive
           Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington, Laurel Lake
           Estates in Vorhees, New Jersey, Green Meadows--Allentown in
           Allentown, Pennsylvania, Green Meadows--Dover in Dover,
           Delaware, Green Meadows--Latrobe in Latrobe, Pennsylvania,
           Green Meadows--Painted Post in Painted Post, New York,
           Heritage Health Center in Hendersonville, North Carolina.
           The following agreements are representative of those
           executed in connection with these properties:
           10.9.1   Lease Agreement dated March 29, 1996, between the
                    registrant ("Lessee") and Health Care Property
                    Investors, Inc. ("Lessor") (Exhibit 10.10.1).       (3)
           10.9.2   First Amendment Lease Agreement dated April 25,
                    1996, by and between the registrant ("Lessee")
                    and Health Care Property Investors, Inc.
                    ("Lessor") (Exhibit 10.10.2).                       (3)
 10.11     Summer Wind in Boise, Idaho
           10.11.1  Lease Agreement dated as of August 31, 1995,
                    between AHP of Washington, Inc. and the
                    registrant (Exhibit 10.18.1).                       (1)
           10.11.2  First Amended Lease Agreement dated as of
                    December 31, 1996, by and between the registrant
                    and AHP of Washington, Inc. (Exhibit 10.16.2).      (5)
 10.12     Silver Pines (formerly Willowbrook) in Cedar Rapids, Iowa
           10.12.1  Purchase and Sale Agreement (including Real
                    Estate Contract) dated January 4, 1995, between
                    Jabo, Ltd. ("Jabo") and the registrant (Exhibit
                    10.19.1).                                           (1)
           10.12.2  Assignment and Assumption Agreement with respect
                    to facility leases dated as of January 17, 1995,
                    by and between Jabo, as Assignor, and the
                    registrant, as Assignee (Exhibit 10.19.2).          (1)
 10.13     The Palisades in El Paso, Texas, Amber Oaks in San Antonio,
           Texas and Redwood Springs in San Marcos, Texas. The
           following agreements are representative of those executed
           in connection with these properties.
           10.13.1  Lease Agreement dated April 1, 1997, between ESC
                    III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee")
                    and Texas HCP Holding , L.P. ("Lessor") (Exhibit
                    10.4.1).                                            (6)
           10.13.2  First Amendment to Lease Agreement dated April 1,
                    1997, between Lessee and Texas HCP Holding , L.P.
                    Lessor (Exhibit 10.4.2).                            (6)

  Number                             Description
 --------- -----------------------------------------------------------------
           10.13.3  Guaranty dated April 1, 1997, by the registrant
                    ("Guarantor") in favor of Texas HCP Holding ,
                    L.P. (Exhibit 10.4.3)                               (6)
           10.13.4  Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding
                    , L.P. ("Assignee") (Exhibit 10.4.4).               (6)
 10.14     Carriage Hill Retirement in Bedford, Virginia
           10.14.1  Lease Agreement dated August 31, 1994, between
                    the registrant, as Tenant, and Carriage Hill
                    Retirement of Virginia, Ltd. as Landlord (Exhibit
                    10.23.1).                                           (1)
           10.14.2  Supplemental Lease Agreement dated September 2,
                    1994 (Exhibit 10.23.2).                             (1)
 10.15     Green Meadows Communities
           10.15.1  Consent to Assignment of and First Amendment to
                    Asset Purchase Agreement dated September 1, 1995,
                    among the registrant, The Standish Care Company
                    and Painted Post Partnership, Allentown Personal
                    Car General Partnership, Unity Partnership,
                    Saulsbury General Partnership and P. Jules Patt
                    (collectively, the "Partnerships"), together with
                    Asset Purchase Agreement dated July 27, 1995,
                    among The Standish Care Company and the
                    Partnerships (Exhibit 10.24.1).                     (1)
           10.15.2  Agreement to Provide Administrative Services to
                    an Adult Home dated October 23, 1995, between the
                    registrant and P. Jules Patt and Pamela J. Patt
                    (Exhibit 10.24.6).                                  (1)
           10.15.3  Assignment Agreement dated October 19, 1995,
                    between the registrant, HCPI Trust and Health
                    Care Property Investors, Inc. (Exhibit 10.24.8).    (1)
           10.15.4  Assignment and Assumption Agreement dated August
                    31, 1995, between the registrant and The Standish
                    Care Company (Exhibit 10.24.9).                     (1)
           10.15.5  Guaranty dated October 19, 1995, by Daniel R.
                    Baty in favor of Health Care Property Investors,
                    Inc., and HCPI Trust (Exhibit 10.24.10).            (1)
           10.15.6  Guaranty dated October 19, 1995, by the
                    registrant in favor of Health Care Property
                    Investors, Inc. (Exhibit 10.24.11).                 (1)
           10.15.7  Second Amendment to Agreement to provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners
                    and the registrant (Exhibit 10.2).                  (10)
 10.16     Carolina Communities
           10.16.1  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Countryside Facility (Exhibit 10.23.1).             (2)
           10.16.3  Promissory Note dated as of January 26, 1996, in
                    the amount of $3,991,190 from Heritage Hills
                    Retirement, Inc. ("Borrower") to Health Care
                    Property Investors, Inc. ("Lender")
                    (Exhibit 10.23.4).                                  (2)
           10.16.4  Loan Agreement dated January 26, 1996, between
                    the Borrower and the Lender (Exhibit 10.23.5).      (2)
           10.16.5  Guaranty dated January 26, 1996, by the
                    registrant in favor of the Borrower (Exhibit
                    10.23.6).                                           (2)
           10.16.6  Deed of Trust with Assignment of Rents, Security
                    Agreement and Fixture Filing dated as of January
                    26, 1996, by and among Heritage Hills Retirement,
                    Inc. ("Grantor"), Chicago Title Insurance Company
                    ("Trustee") and Health Care Property Investor,
                    Inc. ("Beneficiary") (Exhibit 10.23.7).             (2)
           10.16.7  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Heritage Lodge
                    Facility (Exhibit 10.23.8).                         (2)
           10.16.8  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Pine Park Facility
                    (Exhibit 10.23.9).                                  (2)
           10.16.9  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Skylyn Facility (Exhibit 10.23.10).                 (2)
           10.16.10 Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Summit Place Facility (Exhibit 10.23.11).           (2)
           10.16.11 Amendment to Deed of Trust dated April 25, 1996,
                    between Heritage Hills Retirement, Inc.
                    ("Grantor"), and Health Care Property Investors,
                    Inc. ("Beneficiary") (Exhibit 10.21.12).            (5)
 10.17     Development Property in Fairfield, California
           10.17.1  Loan Agreement in the amount of $12,800,000 dated
                    January 10, 1997, between Fairfield Retirement
                    Center, LLC ("Borrower") and the Finova Capital
                    Corporation ("Lender") (Exhibit 10.31.1).           (5)
           10.17.2  Promissory Note dated January 10, 1997, in the
                    amount of $12,800,000 between Fairfield
                    Retirement Center, LLC ("Borrower") and Finova
                    Capital Corporation ("Lender") (Exhibit 10.31.2).   (5)

  Number                            Description
 --------- ---------------------------------------------------------------
           10.17.3  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated
                    January 10, 1997, between Fairfield Retirement
                    Center, LLC ("Trustor"), Chicago Title Company
                    ("Trustee") and Finova Capital Corporation
                    ("Beneficiary") (Exhibit 10.31.3).                (5)
           10.17.4  Guaranty Agreement dated January 10, 1997,
                    between the registrant ("Guarantor") and Finova
                    Capital Corporation ("Lender") (Exhibit
                    10.31.4).                                         (5)
 10.18     Garrison Creek Lodge in Walla Walla, Washington, Cambria
           in El Paso Texas, and Sherwood Place in Odessa, Texas.
           The following agreements are representative of those
           executed in connection with these properties:
           10.18.1  Lease Agreement dated July, August and
                    September 1996, between the registrant
                    ("Lessee") and American Health Properties, Inc.
                    ("Lessor") (Exhibit 10.3.1).                      (4)
           10.18.2  First Amendment to Lease Agreement dated
                    December 31, 1996, between the registrant
                    ("Lessee") and AHP of Washington, Inc.,
                    ("Lessor") (Exhibit 10.35.2).                     (5)
 10.19     Cobblestone at Fairmont in Manassas, Virginia
           10.19.1  Loan Agreement effective as of October 26,
                    1995, between the registrant and Health Care
                    REIT, Inc. (Exhibit 10.42.1).                     (1)
           10.19.2  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated as
                    of October 26, 1995, by the registrant to
                    Health Care REIT, Inc. (Exhibit 10.42.2).         (1)
           10.19.3  Note dated October 26, 1995, from the
                    registrant to Health Care REIT, Inc. (Exhibit
                    10.42.3).                                         (1)
           10.19.4  Unconditional and Continuing Guaranty dated as
                    of October 26, 1995, by Daniel R. Baty in favor
                    of Health Care REIT, Inc. (Exhibit 10.42.4).      (1)
 10.20     Rosewood Court in Fullerton, California, The Arbor at
           Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington and Laurel
           Lake Estates in Voorhees, New Jersey, Green Meadows--
           Allentown in Allentown, Pennsylvania, Green Meadows--
           Dover in Dover, Delaware, Green Meadows--Latrobe in
           Latrobe, Pennsylvania, Green Meadows--Painted Post in
           Painted Post, New York. The following agreements are
           representative of those executed in connection with these
           properties:
           10.20.1  Second Amended Lease Agreement dated as of
                    December 30, 1996, by and between the
                    registrant and Health Care Property Investors,
                    Inc. (Exhibit 10.37.1).                           (5)
 10.21     Cooper George Partners Limited Partnership
           10.21.1  Deed of Trust, Trust Indenture, Assignment,
                    Assignment of Rents, Security Agreement,
                    Including Fixture Filing and Financing
                    Statement dated June 30, 1998, between Cooper
                    George Partners Limited Partnership
                    ("Grantor"), Chicago Title Insurance Company
                    ("Trustee") and Deutsche Bank AG, New York
                    Branch ("Beneficiary") (Exhibit 10.3.1)           (15)
           10.21.2  Partnership Interest Purchase Agreement dated
                    June 4, 1998, between Emeritus Real Estate LLC
                    IV ("Seller") and Columbia Pacific Master Fund
                    98 General Partnership ("Buyer") (Exhibit
                    10.3.2).                                          (15)
           10.21.3  Credit Agreement dated June 30, 1998, between
                    Cooper George Partners Limited Partnership
                    ("Borrower") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.3.3).               (15)
           10.21.4  Amended and Restated Agreement of Limited
                    Partnership of Cooper George Partners Limited
                    Partnership dated June 29, 1998, between
                    Columbia Pacific Master Fund '98 General
                    Partnership, Emeritus Real Estate IV, L.L.C.
                    and Bella Torre De Pisa Limited Partnership
                    (Exhibit 10.3.4).                                 (15)
           10.21.5  Guaranty and Limited Indemnity Agreement dated
                    June 30, 1998, between Daniel R. Baty
                    ("Guarantor") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.3.6).               (15)
           10.21.6  Promissory Note dated June 30, 1998, between
                    Cooper George Limited Partnership ("Borrower")
                    and Deutsche Bank, AG, New York Branch
                    ("Lender") (Exhibit 10.3.7)                       (15)
 10.22     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.44).                                                    (2)
 10.23     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.45).                                                    (2)
 10.24     Office Lease Agreement dated April 29, 1996, between
           Martin Selig ("Lessor") and the registrant ("Lessee")
           (Exhibit 10.8).                                            (3)

  Number                              Description
 --------- -------------------------------------------------------------------
 10.25     Colonie Manor in Latham, New York, Bassett Manor in
           Williamsville, New York, West Side Manor in Liverpool, New
           York, Bellevue Manor in Syracuse, New York, Perinton Park
           Manor in Fairport, New York, Bassett Park Manor in
           Williamsville, New York, Woodland Manor in Vestal, New York,
           East Side Manor in Fayetteville, New York and West Side Manor
           in Rochester, New York. The following agreement is
           representative of those executed in connection with these
           properties:
           10.25.1  Lease Agreement dated September 1, 1996, between
                    Philip Wegman ("Landlord") and Painted Post
                    Partners ("Tenant") (Exhibit 10.4.1).                 (4)
           10.25.2  Agreement to Provide Administrative Services to an
                    Adult Home dated September 2, 1996, between the
                    registrant and Painted Post Partners ("Operator")
                    (Exhibit 10.4.2).                                     (4)
           10.25.3  First Amendment to Agreement to Provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners and
                    the registrant (Exhibit 10.1).                        (10)
 10.26     Columbia House Communities.
           10.26.1  Management Services Agreement between the
                    Registrant ("Manager") and Columbia House, LLC
                    ("Lessee") dated November 1, 1996, with respect to
                    Camlu Retirement (Exhibit 10.6.1).                    (4)
           10.26.2  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House LLC ("Lessee") with respect to York
                    Care.                                                 (13)
           10.26.3  Commercial Lease Agreement dated January 13, 1997, between Albert M. Lynch ("Landlord") and Columbia
                    House, LLC ("Tenant") with respect to York Care
                    (Exhibit 10.3.2).                                     (6)
           10.26.4  Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia
                    House LLC ("Owner") with respect to Autumn Ridge
                    (Exhibit 10.3.1).                                     (9)
           10.26.5  Agreement to Provide Accounting and Administrative
                    Services dated October 1, 1997, between Acorn
                    Service Corporation ("Administrator") and Vancouver
                    Housing, L.L.C., ("Manager") with respect to Van
                    Vista and Columbia House (Exhibit 10.6.1).            (12)
           10.26.6  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,
                    L.L.C., Acorn Service Corporation and Camlu Coeur
                    d'Alene, L.L.C. with respect to Camlu.                (13)
           10.26.7  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,
                    L.L.C., Acorn Service Corporation and Autumn Ridge
                    Herculaneum, L.L.C. with respect to Autumn Ridge.     (13)
           10.26.8  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House LLC ("Owner") with respect to Park
                    Lane.                                                 (13)
 10.27     Vickery Towers in Dallas, Texas
           10.27.1  Partnership Interest Purchase and Sale Agreement
                    dated June 4, 1998, between ESC GP II, Inc. and
                    Emeritus Properties IV, Inc. (together "Seller")
                    and Columbia Pacific Master Fund 98 General
                    Partnership and Daniel R. Baty (together
                    "Purchaser") (Exhibit 10.4.1).                        (15)
           10.27.2  Amended and Restated Agreement of Limited
                    Partnership of ESC II, LP dated June 30, 1998,
                    between Columbia Pacific Master Fund '98 General
                    Partnership and Daniel R. Baty (Exhibit 10.4.2).      (15)
           10.27.3  Agreement to Provide Management Services To An
                    Independent and Assisted Living Facility dated June
                    30, 1998, between ESC II, LP ("Owner") and ESC III,
                    LP ("Manager") (Exhibit 10.4.3).                      (15)
 10.28     Concorde in Las Vegas, Nevada
           10.28.1  Purchase and Sale Agreement dated July 9, 1996,
                    between the registrant ("Purchaser") and Sunday
                    Estates, Inc. ("Seller") (Exhibit 10.56.1).           (5)
           10.28.2  First Amendment to Purchase and Sale Agreement
                    dated July 11, 1996, between the registrant the
                    Seller (Exhibit 10.56.2).                             (5)
 10.29     Development Properties in Auburn, Massachusetts, Louisville,
           Kentucky and Rocky Hill, Connecticut. The following
           agreements are representative of those executed in connection with these properties:
           10.29.1  Lease Agreement dated February 1996, between the
                    registrant ("Lessee") and LM Auburn Assisted Living
                    LLC, and LM Louisville Assisted Living LLC,
                    ("Landlords") with respect to the development
                    properties in Auburn and Louisville (Exhibit
                    10.58.1).                                             (5)
           10.29.2  Amended and Restated Lease Agreement dated February
                    26, 1996, between the registrant ("Lessee") and LM
                    Rocky Hill Assisted Living Limited Partnership,
                    ("Landlord") with respect to the development
                    property in Rocky Hill (Exhibit 10.58.2).             (5)
           10.29.3  Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted
                    Living LLC, ("Landlord") with respect to the
                    development property in Chelmsford (Exhibit
                    10.58.3).                                             (5)

  Number                             Description
 --------- -----------------------------------------------------------------
           10.29.4  Promissory Note in the amount of $1,255,000 dated
                    December 1996, between the registrant ("Lender")
                    and LM Auburn Assisted Living LLC, ("Borrower")
                    with respect to the development property in
                    Auburn (Exhibit 10.58.4).                           (5)
           10.29.5  Promissory Note in the amount of $1,450,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Louisville Assisted Living LLC,
                    ("Borrower") with respect to the development
                    property in Louisville (Exhibit 10.58.5).           (5)
           10.29.6  Promissory Note in the amount of $1,275,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Rocky Hill Assisted Living Limited
                    Liability Partnership, ("Borrower") with respect
                    to the development property in Rocky Hill
                    (Exhibit 10.58.6).                                  (5)
           10.29.7  Promissory Note in the amount of $300,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Chelmsford Assisted Living LLC,
                    ("Borrower") with respect to the development
                    property in Chelmsford (Exhibit 10.58.7).           (5)
 10.30     Development Properties in Cheyenne, Wyoming and Auburn,
           California. The following agreements are representative of those executed in connection with these properties.
           10.30.1  Management Agreement dated May 30, 1997, between
                    Willard Holdings, Inc., ("Owner") and the
                    registrant ("Manager") (Exhibit 10.5.1).            (9)
           10.30.2  Lease Agreement dated May 30, 1997, between
                    Willard Holdings, Inc., ("Lessor") and the
                    registrant ("Lessee") (Exhibit 10.5.2).             (9)
 10.31     Senior Management Employment Agreements and Amendments
           entered into between the registrant and each of the
           following individuals:
           10.31.1  Frank A. Ruffo (Exhibit 10.6.2), Kelly J. Price
                    (Exhibit 10.6.3), Gary D. Witte (Exhibit 10.6.4),
                    Sarah J. Curtis (Exhibit 10.6.4), and Raymond R.
                    Brandstrom (Exhibit 10.6.5).                        (9)
           10.31.2  Raymond R. Brandstrom (Exhibit 10.11.1), Gary D.
                    Witte ( Exhibit 10.11.2), Frank A. Ruffo (Exhibit
                    10.11.3), Sarah J. Curtis (Exhibit 10.11.4), and
                    Kelly J. Price (Exhibit 10.11.5)                    (9)
 10.32     La Casa Grande in New Port Richey, Florida, River Oaks in
           Englewood, Florida, and Stanford Centre in Altamonte
           Springs, Florida. The following agreements are
           representative of those executed in connection with these
           properties.
           10.32.1  Stock Purchase Agreement dated September 30,
                    1996, between Wayne Voegele, Jerome Lang, Ronald
                    Carlson, Thomas Stanford, Frank McMillan, Lonnie
                    Carlson, and Carla Holweger ("Seller") and the
                    registrant ("Purchaser") with respect to La Casa
                    Grande (Exhibit 10.1).                              (7)
           10.32.2  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to La Case Grande
                    (Exhibit 10.2).                                     (7)
           10.32.3  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to River Oaks (Exhibit 10.3).               (7)
           10.32.4  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to River Oaks (Exhibit
                    10.4).                                              (7)
           10.32.5  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to Stanford Centre (Exhibit 10.5).          (7)
           10.32.6  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to Stanford Centre
                    (Exhibit 10.6).                                     (7)
 10.33     Painted Post Partnership
           10.33.1  Painted Post Partners Partnership Agreement dated
                    October 1, 1995 (Exhibit 10.24.7).                  (1)
           10.33.2  First Amendment to Painted Post Partners
                    Partnership Agreement dated October 22, 1996,
                    between Daniel R. Baty and Raymond R. Brandstrom
                    (Exhibit 10.20.20).                                 (5)
           10.33.3  Indemnity Agreement dated November 3, 1996,
                    between the registrant and Painted Post Partners
                    (Exhibit 10.3).                                     (10)
           10.33.4  First Amendment to Indemnity Agreement dated
                    January 1, 1997, between the registrant and
                    Painted Post Partners (Exhibit 10.4).               (10)
           10.33.5  Undertaking and Indemnity Agreement dated October
                    23, 1995, between the registrant, P. Jules Patt
                    and Pamela J. Patt and Painted Post Partnership
                    (Exhibit 10.5).                                     (10)
           10.33.6  First Amendment to Undertaking and Indemnity
                    Agreement dated January 1, 1997, between Painted
                    post Partners and the registrant (Exhibit 10.6).    (10)
           10.33.7  First Amendment to Non-Competition Agreement
                    between the registrant and Daniel R. Baty
                    (Exhibit 10.1.1) and Raymond R. Brandstrom
                    (Exhibit 10.1.2).                                   (11)

  Number                             Description
 --------- -----------------------------------------------------------------
 10.34     Ridgeland Court in Ridgeland, Mississippi
           10.34.1  Master Agreement and Subordination Agreement
                    dated September 5, 1997, between the
                    registrant, Emeritus Properties I, Inc., and
                    Mississippi Baptist Health Systems, Inc.
                    (Exhibit 10.1.1).                                 (12)
           10.34.2  License Agreement dated September 5, 1997,
                    between the registrant and its subsidiary and
                    affiliated corporations and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.2).            (12)
           10.34.3  Economic Interest Assignment Agreement and
                    Subordination Agreement dated September 5,
                    1997, between the registrant, Emeritus
                    Properties I, Inc., and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.3).            (12)
           10.34.4  Operating Agreement for Ridgeland Assisted
                    Living, L.L.C. dated December 23, 1998, between
                    the registrant, Emeritust Properties XI, L.L.C.
                    and Mississippi Baptist Medical Enterprises,
                    Inc. (Exhibit 10.46.4)                            (16)
           10.34.5  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company LLC. (Exhibit 10.46.5).                   (16)
 10.35     Development Property in Urbana, Illinois.
           10.35.1  Lease Agreement dated September 10, 1997,
                    between ALCO IV, L.L.C. ("Lessor") and the
                    registrant ("Lessee") (Exhibit 10.2.1).           (12)
           10.35.2  Management Agreement dated September 10, 1997,
                    between the registrant ("Manager" and ALCO IV,
                    L.L.C. ("Owner") (Exhibit 10.2.2).                (12)
 10.36     Amendment to Office Lease Agreement dated September 6,
           1996, between Martin Selig ("Lessor") and the registrant.  (13)
 10.37     Villa Del Rey in Escondido, California
           10.37.1  Purchase and Sale Agreement dated December 19,
                    1996, between the registrant ("Purchaser") and
                    Northwest Retirement ("Seller") (Exhibit
                    10.1.1).                                          (6)
 10.38     Development Property in Paso Robles, California
           10.38.1  Agreement of TDC/Emeritus Paso Robles
                    Associates dated June 1, 1995, between the
                    registrant and TDC Convalescent, Inc. (Exhibit
                    10.2.1).                                          (6)
           10.38.2  Loan Agreement in the amount of $6,000,000
                    dated February 15, 1997, between Finova Capital
                    Corporation ("Lender") and TDC/Emeritus Paso
                    Robles Associates ("Borrower") (Exhibit
                    10.2.2).                                          (6)
           10.38.3  Promissory Note dated February 28, 1997, in the
                    amount of $6,000,000 between Finova Capital
                    Corporation ("Lender") and TDC/Emeritus Paso
                    Robles Associates ("Borrower") (Exhibit
                    10.2.3).                                          (6)
           10.38.4  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated
                    February 18, 1997, between TDC/Emeritus Paso
                    Robles Associates ("Trustor"), Chicago Title
                    Company ("Trustee") and Finova Capital
                    Corporation ("Beneficiary") (Exhibit 10.2.4).     (6)
           10.38.5  Guaranty between TDC Convalescent, Inc.
                    ("Guarantor") and Finova Capital Corporation
                    (Exhibit 10.2.5).                                 (6)
           10.38.6  Guaranty between the registrant ("Guarantor")
                    and Finova Capital Corporation (Exhibit
                    10.2.6).                                          (6)
 10.39     Development Property in Staunton, Virginia
           10.39.1  Purchase and Sale Agreement dated February 5,
                    1997, between Greencastle Retirement Partners,
                    L.L.C. ("Purchaser") and Gail G. Brown
                    ("Seller") (Exhibit 10.72.1).                     (13)
           10.39.2  Assignment and Assumption of Purchase and Sale
                    Agreement dated February 12, 1997, between
                    Greencastle Retirement Partners, L.L.C. and the
                    registrant.                                       (13)
 10.40     Development Property in Jamestown New York
           10.40.1  Purchase Agreement dated December 12, 1996,
                    between June Fagerstrom ("Seller") and Wegman
                    Family LLC ("Buyer") (Exhibit 10.73.1).           (13)
           10.40.2  Assignment and Assumption Agreement dated
                    December 30, 1997, between Wegman Family LLC
                    ("Assignor") and Painted Post Partners
                    ("Assignee") (Exhibit 10.73.2).                   (13)
 10.41     Development Property in Danville, Illinois
           10.41.1  Purchase and Sale Agreement dated October 14,
                    1997, between South Bay Partners, Inc.
                    ("Purchaser") and Elks Lodge No. 332, BPOE
                    ("Seller") (Exhibit 10.74.1).                     (13)
           10.41.2  Assignment and Assumption of Purchase and Sale
                    Agreement dated October 21, 1997, between South
                    Bay Partners, Inc. and the registrant (Exhibit
                    10.74.2).                                         (13)

  Number                             Description
 --------- -----------------------------------------------------------------
 10.42     Development Property in Biloxi, Mississippi
           10.42.1  Management Agreement dated December 18, 1997,
                    between the registrant ("Manager") and ALCO
                    VII, L.L.C. ("Owner") (Exhibit 10.75.1).          (13)
           10.42.2  Lease Agreement dated September 29, 2000,
                    between the registrant ("Lessee") and HR
                    Acquisition Corporation ("Lessor") (Exhibit
                    10.75.2).
 10.43     Sanyo Electric Co., Ltd.
           10.43.1  Agreement entered into on May 30, 1996, between
                    the registrant and Sanyo Electric Co., Ltd. for
                    the interest in jointly entering the
                    development, construction and /or operation of
                    the Senior Housing Business in Japan (Exhibit
                    10.76.1).                                         (13)
           10.43.2  Joint Venture Agreement entered into on July 9,
                    1997, between the registrant and Sanyo Electric
                    Co., Ltd. (Exhibit 10.76.2).                      (13)
 10.44     Lakeridge Place in Wichita Falls, Texas, Meadowlands
           Terrace in Waco, Texas, Saddleridge Lodge in Midland,
           Texas and Sherwood Place in Odessa, Texas. The following
           agreements are representative of those executed in
           connection with these properties.
           10.44.1  Management and Consulting Agreement dated
                    February 1, 1998, between ESC I, L.P., and XL
                    Management Company L.L.C. (Exhibit 10.78.1).      (13)
 10.45     1998 Employee Stock Purchase Plan (Exhibit 99.2).          (14)
 10.46     River Oaks in Englewood, California, Stanford Center in
           Alamonte Springs, La Casa Grande in New Port Richey,
           Florida, Silver Pines in Cedar Rapids, Iowa, Villa Del
           Rey in Escondido, California, Spring Meadows in Bozeman,
           Montana, Juniper Meadows in Lewiston, Idaho and Fulton
           Villa in Stockton, California.
           10.46.1  Credit Agreement dated April 29, 1998, between
                    Emeritus Properties II, Inc., Emeritus
                    Properties V, Inc., and Emeritus Properties
                    VII, Inc. ("Borrowers") and Deutsche Bank AG,
                    New York Branch ("Lender") (Exhibit 10.2.1).      (15)
           10.46.2  Amended and Restated Guaranty and Limited
                    Indemnity Agreement dated June 30, 1998,
                    between Emeritus Corporation ("Guarantor") and
                    Deutsche Bank AG ("Lender") (Exhibit 10.2.2).     (15)
           10.46.3  Amendment to Credit Agreement and Restatement
                    of Article IX dated June 30, 1998, between
                    Emeritus Properties II, Inc., Emeritus
                    Properties III, Inc., Emeritus Properties V and
                    Emeritus Properties VII, Inc. (together
                    "Borrowers") and Deutsche Bank AG ("Lender")
                    (Exhibit 10.2.3).                                 (15)
           10.46.4  Guaranty and Limited Indemnity Agreement dated
                    April 29, 1998, between Emeritus Corporation
                    ("Grantor") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.2.4).               (15)
           10.46.5  Promissory Note dated June 30, 1998, between
                    Emeritus Properties III, Inc. ("Borrower") and
                    Deutsche Bank AG, New York Branch ("Lender")
                    (Exhibit 10.2.5).                                 (15)
           10.46.6  Future Advance Promissory Note dated April 29,
                    1998, between Emeritus Properties V, Inc.
                    ("Borrower") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.2.6).               (15)
 10.47     Courtyard at the Willows In Puyallup, Washington
           10.47.1  Deed of Trust, Trust Indenture, Assignment,
                    Assignment of Rents, Security Agreement,
                    Including Fixture Filing and Financing
                    Statement dated June 30, 1998, between Emeritus
                    Properties III, Inc. ("Grantor") and Chicago
                    Title Insurance Company ("Trustee") and
                    Deutsche Bank AG, New York Branch
                    ("Beneficiary") (Exhibit 10.7.1).                 (15)
           10.47.2  Mortgage, Open-End Mortgage, Advance Money
                    Mortgage, Trust Deed, Deed Of Trust, Trust
                    Indenture, Assignment, Assignment of Rents,
                    Security Agreement, Including Fixture Filing
                    and Financing Statement dated June 30, 1998,
                    between Emeritus Properties III, Inc.
                    ("Grantor, Mortgagor") and Deutsche Bank, AG,
                    New York Branch (Exhibit 10.7.2).                 (15)
 10.48     Silver Pines in Cedar Rapids, Iowa, Spring Meadows in
           Bozeman, Montana and Juniper Meadows in Lewiston, Idaho.
           10.48.1  Promissory Note dated April 29, 1998, between
                    Emeritus Properties II ("Borrower") and
                    Deutsche Bank AG, New York Branch (Exhibit
                    10.8.1).                                          (15)
 10.49     Richland Gardens in Richland, Washington, Charlton Place
           in Tacoma Washington, The Pines of Goldsboro in
           Goldsboro, North Carolina, Silverleaf Manor in Meridian,
           Mississippi and Wilburn Gardens in Fredericksburg,
           Virginia. The following agreement is representative of
           those executed in connection with these properties.
           10.49.1  Agreement To Provide Management Services To An
                    Assisted Living Facility dated February 2,
                    1998, between Richland Assisted, L.L.C.
                    ("Owner") and Acorn Service Corporation
                    ("Manager") (Exhibit 10.9.1).                     (15)

  Number                             Description
 --------- -----------------------------------------------------------------
 10.50     Richland Gardens in Richland, Washington, The Pines of
           Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
           in Meridian, Mississippi, Wilburn Gardens in
           Fredericksburg, Virginia and Park Lane in Toledo, Ohio.
           The following agreement is representative of those
           executed in connection with these properties.
           10.50.1  Marketing Agreement dated February 2, 1998,
                    between Acorn Service Corporation ("Acorn") and
                    Richland Assisted, L.L.C. ("RALLC") (Exhibit
                    10.10.1).                                         (15)
 10.51     Kirkland Lodge in Kirkland, Washington
           10.51.1  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company LLC. (Exhibit 10.46.5).                   (16)
           10.51.2  Loan Agreement dated December 28, 1998, between
                    Emeritus Properties X, L.L.C and Guaranty
                    Federal Bank (Exhibit 10.65.2).                   (16)
           10.51.3  Promissory Note Agreement dated December 28,
                    1998, between Emeritus Properties X, L.L.C and
                    Guaranty Federal Bank (Exhibit 10.65.3).          (16)
           10.51.4  Guaranty Agreement dated December 28, 1998,
                    between the registrant and Guaranty Federal
                    Bank (Exhibit 10.65.3).                           (16)
 10.52     Emeritrust Communities
           10.52.1  Purchase and Sale Agreement dated December 30,
                    1998, between the registrant, Emeritus
                    Properties VI, Inc., ESC I, L.P. and AL
                    Investors LLC. (Exhibit 10.66.1).                 (16)
           10.52.2  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities dated December 30,
                    1998, between the registrant, Emeritus
                    Properties I, Inc. Emeritus Properties VI,
                    Inc., ESC I, L.P. and AL Investors LLC.
                    (Exhibit 10.66.2).                                (16)
           10.52.3  Management Agreement with Option to Purchase
                    dated December 30, 1998, between the
                    registrant, Emeritus Management I LP, Emeritus
                    Properties I, Inc, ESC I, L.P., Emeritus
                    Management LLC and AL Investors LLC. (Exhibit
                    10.66.3).                                         (16)
           10.52.4  Guaranty of Management Agreement and Shortfall
                    Funding Agreement dated December 30, 1998,
                    between the registrant and AL Investors LLC.
                    (Exhibit 10.66.4).                                (16)
           10.52.5  Put and Purchase Agreement dated December 30,
                    1998, between Daniel R. Baty and AL Investors
                    LLC. (Exhibit 10.66.5) Second Emeritrust.         (16)
 10.53     Emeritrust II Communities
           10.53.1  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--14
                    Operating Facilities) dated March 26,1999,
                    between the registrant, Emeritus Properties I,
                    Inc. ESC G.G. I, Inc., ESC I, L.P. and AL
                    Investors II LLC (Exhibit 10.1.1).                (17)
           10.53.2  Management Agreement with Option to Purchase
                    (AL II--14 Operating Facilities) dated March
                    26, 1999, between the registrant, Emeritus
                    Management I LP, Emeritus Properties I, Inc.,
                    ESC G.P. I, Inc., ESC I, L.P., Emeritus
                    Management LLC and AL Investors II LLC (Exhibit
                    10.1.2).                                          (17)
           10.53.3  Guaranty of Management Agreement (AL II--14
                    Operating Facilities) dated March 26, 1999,
                    between the registrant and AL Investors II LLC
                    (Exhibit 10.1.3).                                 (17)
           10.53.4  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--5
                    Development Facilities) dated March 26, 1999,
                    between the registrant, Emeritus Properties I,
                    Inc. and AL Investors Development LLC (Exhibit
                    10.1.4).                                          (17)
           10.53.5  Management Agreement with Option to Purchase
                    (AL II--5 Development Facilities) dated
                    March 26, 1999, between the registrant,
                    Emeritus Properties I, Inc., Emeritus
                    Management LLC and AL Investors Development LLC
                    (Exhibit 10.1.5).                                 (17)
           10.53.6  Guaranty of Management Agreement and Shortfall
                    Funding Agreement (AL II--5 Development
                    Facilities) dated March 26, 1999, between the
                    registrant and AL Investors Development LLC
                    (Exhibit 10.1.6).                                 (17)
           10.53.7  Put and Purchase Agreement (AL II Holdings--14
                    Operating Facilities and 5 Development
                    Facilities) dated March 26, 1999, between
                    Daniel R. Baty and AL II Holdings LLC, AL
                    Investors II LLC and AL Investors Development
                    LLC (Exhibit 10.1.7).                             (17)
 10.54     Meadow Lodge at Drum Lodge Hill in Chelmsford,
           Massachusetts
           10.54.1  Purchase and Sales Agreement dated April 23,
                    1999, between LM Chelmsford Assisted Living,
                    LLC ("Seller") and the registrant ("purchaser")
                    (Exhibit 10.1.1).                                 (18)

  Number                              Description
 --------- -----------------------------------------------------------------
 10.55     Meadow Lodge at Drum Hill in Chelmsford, Massachusetts,
           Cobblestones at Fairmont in Manassas, Virginia, Kirkland
           Lodge in Kirkland, Washington and Ridgeland Pointe in
           Ridgeland, Mississippi. The following agreements are
           representative of those executed in conjunction with these properties.
           10.55.1   Fixed Rate Noted dated September 29, 1999,
                     between Amresco Capital, L.P. ("Payee") and the
                     registrant ("Maker") (Exhibit 10.2.1).             (18)
           10.55.2   Mortgage and Security Agreement dated September
                     29, 1999, between Amresco Capital, L.P.
                     (Mortgagee") and the registrant ("mortgagor")
                     (Exhibit 10.2.2).                                  (18)
 10.56     Series B Preferred Stock Purchase Agreement dated as of
           December 10, 1999, between Emeritus Corporation and Saratoga
           Partners IV, L.P. (Exhibit 4.1).                             (19)
 10.57     Designation of Rights and Preferences of Series B
           Convertible Preferred Stock as filed with the Secretary of
           State of Washington on December 29, 1999 (Exhibit 4.2).      (19)
 10.58     Shareholders Agreement dated as of December 30, 1999, among
           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).    (19)
 10.59     Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners IV, L.P.
           (Exhibit 4.4).                                               (19)
 10.60     Investment Agreement dated as of December 30, 1999, among
           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P., Saratoga
           Partners IV, L.P. and Saratoga Management Company LLC.
           (Exhibit 4.5).                                               (19)
 10.61     Canterbury Ridge in Urbana, Illinois
           10.61.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").                   (20)
 10.62     Emerald Hills in Auburn
           10.62.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").                   (20)
 10.63     Sierra Hills in Cheyenne, Wyoming
           10.63.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").                   (20)
 10.64     Villa Ocotillo in Scottsdale, Arizona
           10.64.1   Purchase and sale agreement originally dated
                     October 21, 1997, and effective January 2001,
                     between Melchor and Isabel Balazs, as Trustees
                     ("Purchaser") and Emeritus Corporation
                     ("Seller").                                        (21)
           10.64.2   Lease agreement dated December 29, 2000 and
                     effective December 29, 2000, between Melchor
                     Balazs and Isabel Balazs ("Lessor") and Emeritus
                     Corporation ("Lessee").                            (21)
 10.65     Loyalton of Hattiesburg in Hattiesburg, Mississippi
           10.65.1   Lease agreement dated June 10, 1998, and
                     effective October 1, 2000, between ALCO XII, LLC
                     ("Lessor") and Emeritus Corporation ("Lessee").    (21)
 10.66     Loyalton of Biloxi in Biloxi, Mississippi
           10.66.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").                   (21)
 21.1      Subsidiaries of the registrant.                              (21)
 23.1      Consent of KPMG LLP.                                         (21)

- --------
 (1) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.
 (2) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 1996.
 (3) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1996.
 (4) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1996.
 (5) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1997.
 (6) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.
 (7) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.
 (8) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K Amendment No. 1 (File No. 1-14012) on July 14, 1997.
 (9) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.

(10) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on August 14, 1997.
(11) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on October 29, 1997.
(12) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
(13) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
(14) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.
(15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
(16) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
(17) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
(18) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
(19) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2000.
(20) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
(21) Filed herewith.

                                   SIGNATURES

  Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Emeritus Corporation
                                          (Registrant)

Dated: April 2, 2001

                     Signature                                Title
                     ---------                                -----


               /s/ Daniel R. Baty                   Chief Executive Officer
       ______________________________________        and Chairman of the Board
                   Daniel R. Baty

           /s/ Raymond R. Brandstrom                Vice President of Finance,
       ______________________________________        Secretary, Chief
               Raymond R. Brandstrom                 Financial Officer, and
                                                     Vice Chairman of the
                                                     Board

               /s/ Patrick Carter                   Director
       ______________________________________
                   Patrick Carter

             /s/ Charles P. Durkin                  Director
       ______________________________________
                 Charles P. Durkin

                                                    Director
       ______________________________________
                   David Hamamoto

              /s/ David W. Niemiec                  Director
       ______________________________________
                  David W. Niemiec

                /s/ Motoharu Iue                    Director
       ______________________________________
                    Motoharu Iue

                   Index to Consolidated Financial Statements

                                                                      Page No.
                                                                      --------
Independent Auditors' Report.........................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000.........   F-3

Consolidated Statements of Operations for the years ended December
 31, 1998, 1999 and 2000.............................................   F-4

Consolidated Statements of Comprehensive Operations for the years
 ended December 31, 1998, 1999 and 2000..............................   F-5

Consolidated Statements of Cash Flows for the years ended December
 31, 1998, 1999 and 2000.............................................   F-6

Consolidated Statements of Shareholders' Equity (Deficit) for the
 years ended December 31, 1998, 1999 and 2000........................   F-7

Notes to Consolidated Financial Statements...........................   F-8

Schedule II--Valuation and Qualifying Accounts.......................   F-23

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Emeritus Corporation:

  We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries ("the Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive operations, cash flows and shareholders' equity (deficit) for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 20 to the consolidated financial statements, the Company has incurred recurring net cash flow deficiencies from operations and has a working capital deficiency at December 31, 2000 that reflects that approximately $81 million of long-term debt matures in 2001 for which the Company has no alternative financing commitment. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  As discussed in Note 2 to the consolidated financial statements, in 1998 the Company changed its method of accounting for start-up costs and organization costs.

/s/ KPMG LLP

Seattle, Washington
March 9, 2001, except as to Notes 10 and 18, which are as of April 2, 2001

                              EMERITUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
                                                            (In thousands,
                                                          except share data)
                         ASSETS

Current assets:
 Cash and cash equivalents............................... $  12,860  $   7,496
 Available for sale securities...........................     1,134        425
 Current portion of restricted deposits..................       381        361
 Trade accounts receivable, net..........................     1,895      1,817
 Other receivables.......................................     9,309      4,969
 Prepaid expenses and other current assets...............     2,714      3,072
 Property held for sale..................................     7,531      6,475
                                                          ---------  ---------
   Total current assets..................................    35,824     24,615
                                                          ---------  ---------
 Property and equipment, net.............................   128,828    134,762
 Property held for development...........................     2,204        310
 Notes receivable from and investments in affiliates.....     2,915      4,380
 Restricted cash.........................................    13,500        --
 Restricted deposits, less current portion...............     6,148      5,907
 Lease acquisition costs, net............................     5,907      5,983
 Other assets, net.......................................     3,044      2,122
                                                          ---------  ---------
   Total assets.......................................... $ 198,370  $ 178,079
                                                          =========  =========

          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Short-term borrowings................................... $   1,000  $   1,650
 Current portion of long-term debt.......................     8,601     80,978
 Trade accounts payable..................................     3,634      3,143
 Accrued employee compensation and benefits..............     3,507      2,449
 Accrued interest........................................     2,797      2,991
 Accrued real estate taxes...............................     2,034      1,806
 Other accrued expenses..................................     4,649      9,221
 Other current liabilities...............................     2,774      3,544
                                                          ---------  ---------
   Total current liabilities.............................    28,996    105,782
                                                          ---------  ---------
 Deferred rent...........................................     1,887      2,132
 Deferred gains on sales of communities..................    18,590     17,709
 Convertible debentures..................................    32,000     32,000
 Long-term debt, less current portion....................   128,319     60,499
 Other long-term liabilities.............................       285        256
                                                          ---------  ---------
   Total liabilities.....................................   210,077    218,378
                                                          ---------  ---------
 Minority interests......................................       583        504
 Redeemable preferred stock..............................    25,000     25,000
Shareholders' deficit:
 Preferred stock, $.0001 par value. Authorized 70,000
  shares; issued and outstanding 30,000 and 30,609 at
  December 31, 1999 and 2000, respectively...............       --         --
 Common stock, $.0001 par value. Authorized 40,000,000
  shares; issued and outstanding 10,323,950 and
  10,120,045 shares at December 31, 1999 and 2000,
  respectively...........................................         1          1
 Additional paid-in capital..............................    66,916     66,373
 Accumulated other comprehensive loss....................      (380)    (1,087)
 Accumulated deficit.....................................  (103,827)  (131,090)
                                                          ---------  ---------
   Total shareholders' deficit...........................   (37,290)   (65,803)
                                                          ---------  ---------
   Total liabilities and shareholders' deficit........... $ 198,370  $ 178,079
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
                                                 (In thousands, except per
                                                        share data)
Revenues:
  Community revenue............................. $148,226  $116,063  $118,948
  Other service fees............................    2,796     1,683     1,684
  Management fees...............................      798     4,896     4,560
                                                 --------  --------  --------
    Total operating revenues....................  151,820   122,642   125,192
                                                 --------  --------  --------
Expenses:
  Community operations..........................  110,569    78,193    76,836
  General and administrative....................   13,615    15,468    17,429
  Depreciation and amortization.................    5,722     6,025     6,778
  Rent..........................................   41,499    25,135    24,668
                                                 --------  --------  --------
    Total operating expenses....................  171,405   124,821   125,711
                                                 --------  --------  --------
    Loss from operations........................  (19,585)   (2,179)     (519)
                                                 --------  --------  --------
Other income (expense):
  Interest income...............................    1,151       670       990
  Interest expense..............................  (14,192)  (13,751)  (15,068)
  Impairment of investment securities...........      --     (7,429)      --
  Other, net....................................    3,847     1,985    (7,339)
                                                 --------  --------  --------
Net other expense...............................   (9,194)  (18,525)  (21,417)
                                                 --------  --------  --------
Loss before extraordinary item and cumulative
 effect of change in accounting principle.......  (28,779)  (20,704)  (21,936)
                                                 --------  --------  --------
Extraordinary loss on early extinguishment of
 debt...........................................     (937)     (333)      --
Cumulative effect of change in accounting
 principle......................................   (1,320)      --        --
                                                 --------  --------  --------
  Net loss......................................  (31,036)  (21,037)  (21,936)
                                                 ========  ========  ========
Preferred stock dividends.......................    2,250     2,250     5,327
                                                 --------  --------  --------
  Net loss to common shareholders............... $(33,286) $(23,287) $(27,263)
                                                 ========  ========  ========
Loss per common share before extraordinary item
 and cumulative effect
 of change in accounting principle--basic and
 diluted........................................ $  (2.96) $  (2.19) $  (2.69)
Extraordinary loss per common share--basic and
 diluted........................................ $   (.09) $   (.03) $    --
Cumulative effect of change in accounting
 principle loss per common
 share--basic and diluted....................... $   (.12) $    --   $    --
                                                 --------  --------  --------
Net loss per common share--basic and diluted.... $  (3.17) $  (2.22) $  (2.69)
                                                 ========  ========  ========
Weighted average number of common shares
 outstanding--basic and diluted.................   10,484    10,469    10,117
                                                 ========  ========  ========

          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                         (In thousands)
Net loss.......................................... $(31,036) $(21,037) $(21,936)
Other comprehensive income (loss):
  Foreign currency translation adjustments........      (17)       20         1
  Unrealized gains (losses) on investment
   securities:
    Unrealized holding losses arising during the
     period.......................................   (7,955)   (3,409)     (708)
    Reclassification for (gains) losses included
     in net loss..................................     (459)    7,429       --
                                                   --------  --------  --------
      Total other comprehensive income (loss).....   (8,431)    4,040      (707)
                                                   --------  --------  --------
Comprehensive loss................................ $(39,467) $(16,997) $(22,643)
                                                   ========  ========  ========



          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................ $(31,036) $(21,037) $(21,936)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.................    6,407     6,845     7,213
   Amortization of deferred gains and income.....   (2,345)     (363)     (190)
   Provision for doubtful accounts...............      695       693       359
   Extraordinary loss on early extinguishment of
    debt.........................................      937       333       --
   Cumulative effect of change in accounting
    principle....................................    1,320       --        --
   Impairment of investment securities...........      --      7,429       --
   Write off of property held for development....      --        --      1,267
   Other.........................................      317      (191)      526
 Changes in operating assets and liabilities:
   Trade accounts receivable.....................     (771)      (75)     (281)
   Other receivables.............................   (3,026)   (3,679)    3,664
   Prepaid expenses and other current assets.....      (12)    2,176       (55)
   Trade accounts payable........................    4,992    (3,480)     (491)
   Accrued employee compensation and benefits....     (515)      121      (909)
   Accrued interest..............................      508       477       194
   Accrued real estate taxes.....................      975      (881)     (228)
   Other accrued expenses........................   (1,770)     (322)    4,593
   Other current liabilities.....................     (157)     (463)      691
   Security deposits and other long-term
    liabilities..................................     (768)     (435)      (14)
   Deferred rent.................................      702       308       245
                                                  --------  --------  --------
     Net cash used in operating activities.......  (23,547)  (12,544)   (5,352)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment...........  (28,612)  (12,875)  (11,441)
 Acquisition of property held for development....   (1,780)     (560)      --
 Proceeds from sale of property and equipment....   33,182     3,705       565
 Purchase of investment securities...............     (557)      (50)      --
 Proceeds from the sale of investment
  securities.....................................    5,421       --        --
 Construction advances--leased communities.......   25,613    17,295       --
 Construction expenditures--leased communities...  (22,586)  (17,794)     (197)
 Change in restricted cash.......................      --    (13,500)   13,500
 Advances to (repayments from) and investments
  in affiliates, net.............................   (9,529)   (1,000)   (1,465)
 Additions to lease acquisition costs............      --        --       (943)
 Sale of investments in affiliates...............    4,092     8,177       --
                                                  --------  --------  --------
     Net cash provided by (used in) investing
      activities.................................    5,244   (16,602)       19
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease (increase) in restricted deposits......     (647)      (39)      261
 Proceeds from (repayment of) short-term
  borrowings, net................................   (1,841)   (6,324)      650
 Proceeds from long-term borrowings..............  105,179    27,355     7,879
 jRepayment of long-term borrowings..............  (82,019)  (17,700)   (2,883)
 Increase in lease acquisition and deferred
  financing costs................................   (2,235)      --        --
 Proceeds from sale of preferred stock...........      --     28,981       --
 Repurchase/retirement of common stock...........   (5,406)   (1,100)   (1,400)
 Payment of preferred stock dividends............      --        --     (4,024)
 Other...........................................     (806)     (629)     (514)
                                                  --------  --------  --------
     Net cash provided by (used in) financing
      activities.................................   12,225    30,544       (31)
Effect of exchange rate changes on cash..........      (17)       20       --
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (6,095)    1,418    (5,364)
Cash and cash equivalents at beginning of year...   17,537    11,442    12,860
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 11,442  $ 12,860  $  7,496
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 --cash paid during the year for interest........ $ 12,999  $ 13,273  $ 13,659
                                                  ========  ========  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of business and controlling
  interest in a partnership:
   Assets acquired............................... $  6,232       --        --
   Liabilities assumed...........................    4,798       --        --
   Transfer of property and equipment to property
    held for sale................................    1,450     6,307       270
   Assumption of debt by buyer through
    disposition of property......................  (14,800)      --        --
   Declared and issued Series B preferred stock
    in-kind dividends............................      --        --        609
   Accrued but not issued Series B preferred
    stock in-kind dividends......................      --        --        615
   Accrued preferred stock cash dividends........      567     2,250     2,329
   Transfer of other assets to property and
    equipment....................................      --        --      1,002

          See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                          Preferred stock    Common stock                 Accumulated
                          ---------------- ------------------ Additional     other                      Total
                           Number            Number            paid-in   comprehensive Accumulated  shareholders'
                          of shares Amount of shares   Amount  capital   income (loss)   deficit   equity (deficit)
                          --------- ------ ----------  ------ ---------- ------------- ----------- ----------------
                                                     (In thousands, except share data)
Balances at December 31,
 1997...................      --    $ --   10,974,650   $  1   $44,449      $ 4,011     $ (47,254)     $  1,207
Unrealized loss on
 investment securities..      --      --          --     --        --        (8,414)          --         (8,414)
Foreign currency
 translation
 adjustment.............      --      --          --     --        --           (17)          --            (17)
Repurchase of common
 stock..................      --      --     (491,600)   --     (5,466)         --            --         (5,466)
Stock options
 exercised..............      --      --        1,000    --         12          --            --             12
Preferred stock
 dividends..............      --      --          --     --        --           --         (2,250)       (2,250)
Net loss for the year
 ended December 31,
 1998...................      --      --          --     --        --           --        (31,036)      (31,036)
                           ------   -----  ----------   ----   -------      -------     ---------      --------
Balances at December 31,
 1998...................      --    $ --   10,484,050   $  1   $38,995      $(4,420)    $ (80,540)     $(45,964)
Unrealized loss on
 investment securities..      --      --          --     --        --        (3,409)          --         (3,409)
Write-down for
 impairment of
 investment securities..      --      --          --     --        --         7,429           --          7,429
Foreign currency
 translation
 adjustment.............      --      --          --     --        --            20           --             20
Repurchase of common
 stock..................      --      --     (163,700)   --     (1,100)         --            --         (1,100)
Proceeds from issuance
 of preferred stock.....   30,000     --          --     --     28,981          --            --         28,981
Stock options
 exercised..............      --      --        3,600    --         40          --            --             40
Preferred stock
 dividends..............      --      --          --     --        --           --         (2,250)       (2,250)
Net loss for the year
 ended December 31,
 1999...................      --      --          --     --        --           --        (21,037)      (21,037)
                           ------   -----  ----------   ----   -------      -------     ---------      --------
Balances at December 31,
 1999...................   30,000   $ --   10,323,950   $  1   $66,916      $  (380)    $(103,827)     $(37,290)
Unrealized loss on
 investment securities..      --      --          --     --        --          (708)          --           (708)
Additional costs from
 issuance of preferred
 stock..................      --      --          --     --       (516)         --            --           (516)
Foreign currency
 translation
 adjustment.............      --      --          --     --        --             1           --              1
Repurchase of common
 stock..................      --      --     (260,200)   --     (1,400)         --            --         (1,400)
Issuances of shares
 under Employee Stock
 Purchase Plan..........      --      --       56,295    --        149          --            --            149
Preferred stock
 dividends..............      609     --          --     --      1,224          --         (5,327)       (4,103)
Net loss for the year
 ended December 31,
 2000...................      --      --          --     --        --           --        (21,936)      (21,936)
                           ------   -----  ----------   ----   -------      -------     ---------      --------
Balances at December 31,
 2000...................   30,609   $ --   10,120,045   $  1   $66,373      $(1,087)    $(131,090)     $(65,803)
                           ======   =====  ==========   ====   =======      =======     =========      ========

          See accompanying notes to consolidated financial statements.

                             EMERITUS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

 Description of Business

  Emeritus Corporation ("Emeritus" or the "Company") is a nationally integrated assisted living company focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens that need help with the activities of daily living, with an emphasis on assisted living and personal care services. The Company also provides management services to third party and related-party owners of assisted living communities.

 Basis of Presentation and Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of limited liability companies and partnerships are consolidated where the Company maintains effective control over such entities' assets and operations, notwithstanding a lack of technical majority ownership. All significant inter-company balances and transactions are eliminated in consolidation.

 Revenue Recognition

  Operating revenue consists of resident fee revenue and management services revenue. Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied. Service fees paid by residents for assisted living and other related services and management fees are recognized in the period services are rendered. Management services revenue is comprised of revenue from management contracts and is recognized in the month in which it is earned in accordance with the terms of the management contract. The Securities and Exchange Commission recently issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition", which became effective in the fourth quarter of 2000. Adoption of SAB 101 did not have an impact on current revenue recognition policies.

 Cash and Cash Equivalents

  Cash and cash equivalents consist primarily of money market investments, commercial paper and certificates of deposit with a maturity date from purchase of three months or less. Cash equivalents at December 31, 2000 were insignificant.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 40 years; furniture, equipment and vehicles, five to seven years; leasehold improvements, over the lesser of the estimated useful life or the lease term.

  For long-lived assets, including property and equipment, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows to be generated from the use of the assets and their eventual disposition with the assets' reported net book values. The carrying values of assets are evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed discounted future cash flows expected to be generated by such assets. Assets to be disposed of are reported at the lower of their carrying amount or fair market value less costs to sell.

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

 Intangible Assets

  Intangible assets, which are comprised of deferred financing costs (included in other assets) and lease acquisition costs, are amortized on the straight-line method over the term of the related debt or lease agreement.

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

 Deferred Gains on Sales of Communities

  Deferred gains on sales of communities consist of deferred gains on sale/leaseback transactions and deferred gains on sale transactions. Deferred gains on sale/leaseback transactions are amortized using the straight-line method over the lives of the associated leases where the Company has no continued financial involvement in communities that it has sold and leased back outside the leaseback. Deferred gains on sale/leaseback and sale transactions where the Company has continuing financial involvement other than the leasebacks, are deferred until such involvement terminates.

 Community Operations

  Community operations represent direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes and licenses.

 Stock-Based Compensation

  The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its stock option plans. The Company discloses pro forma net loss and net loss per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

                             EMERITUS CORPORATION

 Net Loss Per Share

  Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of the Company includes convertible debentures, redeemable and non-redeemable convertible preferred stock, as well as stock options and common stock warrants. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

 Comprehensive Income (Loss)

  Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholder's equity, which under generally accepted accounting principles, are excluded from results of operations. For the Company, these consist of unrealized gains and losses on investment securities and foreign currency translation adjustments, net of any related tax effect.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Reclassifications

  Certain reclassifications of 1998 and 1999 amounts have been made to conform to the 2000 presentation.

(2) Change in Accounting Principle

  In April 1997, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98- 5"), Reporting on the Costs of Start-Up Activities. This statement provides guidance on financial reporting for start-up costs and organization costs and requires such costs to be expensed as incurred. The Company elected early adoption of this statement effective January 1, 1998 and has reported a charge of $1,320,000 for the cumulative effect of this change in accounting principle.

(3) Restricted Deposits

  Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REITs") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company. As of December 31, 1999 and 2000, the Company had $6.5 million and $6.3 million in restricted deposits, respectively.

                             EMERITUS CORPORATION

(4) Property and Equipment

  Property and equipment consist of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                                                                In thousands
       Land and improvements................................. $ 11,456 $ 13,492
       Buildings and improvements............................  112,256  118,610
       Furniture and equipment...............................   12,007   13,385
       Vehicles..............................................    2,878    3,323
       Leasehold improvements................................    2,832    3,635
                                                              -------- --------
                                                               141,429  152,445
       Less accumulated depreciation and amortization........   13,789   20,075
                                                              -------- --------
                                                               127,640  132,370
       Construction in progress..............................    1,188    2,392
                                                              -------- --------
                                                              $128,828 $134,762
                                                              ======== ========

(5) Property Held for Development

  Property held for development is recorded at cost. Interest costs capitalized on property held for development and construction in progress was $0.1 million for 1998. There were no capitalized interest costs in 1999 and 2000.

(6) Investment Securities

  In 1997, the Company purchased common stock of ARV Assisted Living, Inc. ("ARV") in market transactions and initiated a tender offer that was terminated in January 1998, for all of the remaining outstanding common stock of ARV. During 1998, the Company sold a portion of the ARV common stock in market transactions realizing gains of approximately $450,000, which are included in other income, net. In 1999, the Company wrote down its investment in ARV by $7,429,000 as management concluded the decline in the fair market value of this investment was other than temporary. Details regarding the ARV investment as of December 31, as follows:

                                                                 Gross     Fair
                                                     Amortized Unrealized Market
                                                       Cost      Losses   Value
                                                     --------- ---------- ------
                                                            In thousands
       1998.........................................  $8,890    $(4,399)  $4,491
                                                      ======    =======   ======
       1999.........................................  $1,512    $  (378)  $1,134
                                                      ======    =======   ======
       2000.........................................  $1,512    $(1,087)  $  425
                                                      ======    =======   ======

  In September 1999, the Company prevailed in a claim against ARV and settled for $5.0 million. The settlement terms provided for $1.5 million to be paid immediately with the remaining balance of $3.5 million to be paid through 2001, with a discount provision for early payment. As of December 31, 1999, the Company collected $4.3 million as full settlement on this claim. The settlement, net of all related legal costs, is included in other income.

                             EMERITUS CORPORATION

(7) Financial Instruments

  The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock and long-term debt. The fair value of the Company's financial instruments based on their short-term nature or current market indicators such as prevailing interest rates approximates their carrying value with the exception of the following: long term debt had an estimated fair value, based on the Company's incremental borrowing rate, of $132.1 million versus a carrying value of $141.5 million; and the convertible debentures that had an estimated fair value, based on the Company's incremental borrowing rate, of $28.8 million versus a book value of $32.0 million at December 31, 2000.

(8) Notes Receivable From and Investments in Affiliated Companies

  In November 1996, the Company agreed to purchase up to 6,888,466 shares of convertible preferred stock of Alert Care Corporation ("Alert"), an Ontario, Canada-based owner and operator of assisted living communities at prices ranging from $0.67 to $0.74 per share (Cdn). In addition, the Company acquired an option to purchase an additional 4,000,000 shares of convertible preferred stock at an exercise price of $1.00 per share (Cdn), as well as an option to purchase from Eclipse Capital Management ("Eclipse"), the majority shareholder of Alert, and certain other shareholders of Alert, 9,050,000 currently issued and outstanding shares of common stock of Alert and 950,000 currently issued and outstanding shares of Class A non-voting stock of Alert both at an exercise price of $3.25 per share (Cdn). There was no cost in acquiring the option to purchase additional shares from Alert and the Company assigned no value to the option.

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

  During 1998, the Company sold its interest in a community located in Texas to a partnership in which the principal shareholder of the Company is a partner. Pursuant to the purchase and sale agreement, the Company advanced funds to the partnership of $1.0 million, which was subsequently repaid in 1999, and $800,000, subject to promissory notes bearing interest at 9% and payable in 10 years and on demand, respectively. The $1.0 million note contains additional funding provisions whereby the Company funds 20% of the losses generated by the community up to $500,000, of which $500,000 is outstanding at December 31, 2000. In addition, the Company has advanced the partnership $450,000 under a repair note, bearing interest at 9% and due June 2008. At December 31, 2000, the Partnership's obligations to the Company were $1.75 million.

  In January 2000, the Company purchased a 30% equity interest in Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company. The Company has cash funding obligations of up to $1.8 million. At December 31, 2000, the Company had funded the entire $1.8 million and during 2000 recognized its share of partnership losses of $557,000 which is included in other expenses.

(9) Convertible Debentures

  The Company has $32.0 million of 6.25% convertible subordinated debentures (the "Debentures") which are due in 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock and bear interest payable

                             EMERITUS CORPORATION
semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

  The Debentures are subject to redemption, as a whole or in part, at any time or from time to time commencing after July 1, 1999 at the Company's option on at least 30 days' and not more than 60 days' prior notice. Through June 30, 2001, the redemption price of the debentures is 101% of the principal amount. For the period beginning July 1, 2001, and thereafter, the redemption price is 100% of the principal amount.

(10) Long-term Debt

  Long-term debt consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                                                                In thousands
Notes payable, interest only at LIBOR* plus 2.95% (9.5% at
 December 31, 2000) payable monthly, unpaid principal and
 interest due April 2001....................................  $ 73,235 $ 73,235
Notes payable, interest only at LIBOR plus 3.25% (9.8% at
 December 31, 2000), payable monthly, unpaid principal and
 interest due on demand.....................................     5,270    5,270
Note payable, interest at 7.82% payable in monthly
 installments, unpaid principal and interest due July 2004..    12,696   12,428
Note payable, interest at 8.38% payable in monthly
 installments, unpaid principal and interest due February
 2003.......................................................     5,913    5,818
Note payable, interest only at LIBOR plus 2.9% (9.5% at
 December 31, 2000) payable in monthly installments, unpaid
 principal and interest due February 2003...................       --     6,800
Notes payable, interest at 7.43%, payable in monthly
 installments, unpaid principal and interest due October
 2009.......................................................    25,851   25,480
Notes payable, interest at rates from 8.0% to 10.5%, payable
 in monthly installments, due through July 2009.............    13,515   12,446
Other.......................................................       440      --
                                                              -------- --------
  Subtotal..................................................   136,920  141,477
                                                              -------- --------
Less current portion........................................     8,601   80,978
                                                              -------- --------
  Long-term debt, less current portion......................  $128,319 $ 60,499
                                                              ======== ========

- --------
*  LIBOR is the London Interbank Offering Rate.

  Substantially all long-term debt is secured by the Company's property and equipment.

  During 1998 and 1999, the Company consolidated approximately $60.3 million and $15.9 million, respectively, of outstanding debt through refinancings and wrote off $937,000 and $333,000, respectively, of related deferred costs as extraordinary items. No additional refinancing or write-offs of deferred costs occurred during 2000.

  Certain of the Company's indebtedness includes restrictive provisions related to cash dividends, investments and borrowings, and require maintenance of specified operating ratios, levels of working capital and net worth. As of December 31, 2000, the Company was in compliance with such covenants or obtained waivers for noncompliance.

                             EMERITUS CORPORATION

  Principal maturities of long-term debt at December 31, 2000 are as follows:

                                                                    In thousands
       2001........................................................   $ 80,978
       2002........................................................      2,901
       2003........................................................     15,443
       2004........................................................     13,219
       2005........................................................        683
       Thereafter..................................................     28,253
                                                                      --------
         Total.....................................................   $141,477
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

  In December 2000, we entered into a 9% demand note payable with a related party investor group for $1.65 million. The note was repaid in full on January 3, 2001.

(12) Margin Loan on Equity Securities

  In 1997, the Company opened a margin account to facilitate the acquisition of marketable securities. This account had a balance of $2,324,000 at December 31, 1998, secured by marketable equity securities with a market value of $4,491,000. This loan was due upon the sale of the securities and bore interest at 3.75% under broker call. Due to the impairment in value of the securities, the Company paid the loan in full as of December 31, 1999.

(13) Income Taxes

  Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses.

                             EMERITUS CORPORATION

  The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following:

                                                            December 31,
                                                          ------------------
                                                            1999      2000
                                                          --------  --------
                                                            In thousands
     Gross deferred tax liabilities-depreciation and
      amortization....................................... $ (1,749) $ (1,919)
                                                          --------  --------
     Gross deferred tax assets:
       Net operating loss carryforwards..................   24,992    29,612
       Deferred gains on sale/leaseback..................    6,320     6,320
       Impairment of investment securities...............    2,411     2,411
       Unearned rental income............................      177       411
       Vacation accrual..................................      362       409
       Health insurance accrual..........................      395       500
       Other.............................................      850       794
                                                          --------  --------
         Gross deferred tax assets.......................   35,507    40,457
     Less valuation allowance............................  (33,758)  (38,538)
                                                          --------  --------
     Deferred tax assets, net............................    1,749     1,919
                                                          --------  --------
           Net deferred tax assets....................... $    --   $    --
                                                          ========  ========

  The increase in the valuation allowance was $11,856,000, $7,122,000 and $4,780,000 for 1998, 1999 and 2000, respectively. The increases were primarily due to the impairment of investment securities and the amount of net operating loss carryforwards, for which management does not believe that it is more likely than not that realization is assured.

  For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 2000, available to offset future federal taxable income, if any, of approximately $87,095,000 expiring beginning in 2012.

(14) Related-Party Management Agreements

  During 1995, the Company's two most senior executive officers, its Chief Executive Officer and then former President, and now current Vice President of Finance, Chief Financial Officer, and Secretary, formed a New York general partnership (the "Partnership") to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities. The Partnership operates ten leased communities in New York. The Company has agreements with the Partnership and the partners under which all of the Partnership's profits have been assigned to the Company and the Company has indemnified the partners against losses. As the Company has unilateral and perpetual control over the Partnership's assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

  A number of limited partnerships which are partly owned indirectly by Mr. Baty, the Company's Chairman and Chief Executive Officer, develop, own and lease senior housing projects, some of which cater to low income seniors. The Company has agreements with these partnerships to provide certain administrative support, due diligence and financial support services with respect to the acquisition, development and administration of these communities. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues and fixed administrative fees. Management fee revenue earned under these agreements was approximately $774,000 and $1,731,000 in 1999 and 2000, respectively.

                             EMERITUS CORPORATION

  In 1998, the Company and XL Management Company L.L.C., ("XL Management"), an affiliate of Holiday Retirement Corp., an owner and operator of independent living communities, entered into four management agreements whereby XL Management was to provide management services relating to four newly developed assisted living communities located in Texas. The agreements had initial terms of two years six months with management fees based upon 6% of gross revenues payable monthly. XL Management ceased management of these buildings during 2000. Total fees in 2000 amounted to $150,000 as compared to $316,000 in 1999. The Company's Chairman and Chief Executive Officer and former member of the Company's board of directors are principal shareholders and officers of Holiday.

(15) Shareholders' Deficit

  In December 1997, the Company purchased 25,600 shares of its common stock at an aggregate cost of $341,000. In January 1998 and subsequently in August 1999, the Company's board of directors authorized a stock repurchase program to acquire up to aggregate 1,000,000 shares of the Company's common stock. In March 2000, the stock repurchase plan was discontinued. At December 31, 2000, the Company had acquired a total of 941,100 shares of its common stock at a cumulative cost of $8.3 million.

 Preferred Stock

  In December 1999, the Company entered an agreement to sell 40,000 shares of its Series B preferred stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, the Company completed the sale of 30,000 shares of Series B Stock, and agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. Each share of Series B Stock has voting authority, and is convertible into the number of shares of common stock equal to the stated value of $1,000 divided by an initial conversion price of $7.22, to be adjusted for any anti-dilutive transactions. The net proceeds to be received by the Company from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that the Company's use of the proceeds would be subject to Saratoga's approval after June 2000 if a substantial portion had not been used for the acquisition of specified properties. Under a letter agreement dated May 15, 2000, the agreements with Saratoga were modified to
(i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) provide that the Company would issue to Saratoga a seven-year warrant ("the Warrant") to purchase one million shares of Common Stock at an exercise price of $4.30 per share or, in the alternative, make a specified cash payment to Saratoga. On August 31, 2000, the Warrant was issued to Saratoga.

  The Series B Stock is entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Stock. From issuance to January 1, 2004, the dividend rate will be 6% of the stated value of $1,000, of which 2% is payable in cash and 4% is payable in Series B Stock at the rate of one share of Series B Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate will be 7%, of which 3% is payable in cash and 4% is payable in Series B Stock. Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the dividend rate will increase to 7% ("default rate"), payable entirely in cash, until the unpaid cash dividends have been fully paid or until January 1, 2007, whichever first occurs. Beginning January 10, 2003, the Company can redeem all of the Series B Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days. For the year ended December 31, 2000, the Company paid two quarterly dividends consisting of $305,000 of cash dividends and 609,000 shares of Series B Stock. Additionally, there are accumulated dividends for two quarters of $1.309 million, including one quarter accrued at the default rate.

                             EMERITUS CORPORATION

 1995 Stock Incentive Plan

  The Company has a 1995 stock incentive plan ("1995 Plan") which combines the features of an incentive and non-qualified stock option plan, stock appreciation rights and a stock award plan (including restricted stock). The 1995 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

  The Company has authorized 2,500,000 shares of common stock to be reserved for grants under the 1995 Plan of which 1,156,210 remained available for future awards at December 31, 2000. Options generally vest between three-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

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

  Had compensation cost for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share, including the effect of the repricing, would have been as follows:

                                                  Year ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
                                                  In thousands, except per
                                                         share data
     Net loss to common shareholders:
       As reported.............................. $(33,286) $(23,287) $(27,263)
       Pro forma................................  (34,676)  (25,055)  (29,043)
     Net loss per common share--basic and
      diluted:
       As reported.............................. $  (3.17) $  (2.22) $  (2.69)
       Pro forma................................    (3.31)    (2.39)    (2.87)

  The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0.0% for all periods; expected volatility of 48.9% for 1998, 50.2% for 1999, and 48.0% to 49.6% for 2000; risk-free interest rates of 4.51% to 4.70% for 1998, 6.47% to 6.63% for 1999, and 6.06% to 6.69% for 2000; and an expected option term of 2 to 5 years for 1998, giving effect to the option repricing, 4 years for 1999.

                             EMERITUS CORPORATION

  A summary of the activity in the Company's stock option plans follows:

                                  1998                 1999                 2000
                          --------------------- -------------------- --------------------
                                      Weighted-            Weighted-            Weighted-
                                       Average              Average              Average
                                      Exercise             Exercise             Exercise
                            Shares      Price    Shares      Price    Shares      Price
                          ----------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................   1,089,650   $12.86   1,443,366    $9.84   1,785,083    $9.23
Granted.................   1,471,666   $ 9.79     459,750    $7.45      16,000    $2.73
Exercised...............      (1,000)  $10.50      (3,600)   $9.81         --       --
Canceled................  (1,116,950)  $12.80    (114,433)   $9.75    (457,293)   $9.27
                          ----------   ------   ---------    -----   ---------    -----
Outstanding at end of
 year...................   1,443,366   $ 9.84   1,785,083    $9.23   1,343,790    $9.14
Options exercisable at
 year-end...............     308,352   $10.06     616,644    $9.97     785,605    $9.42
Weighted-average fair
 value of options
 granted during the
 year...................               $ 4.11                $3.44                $1.24

  The following is a summary of stock options outstanding at December 31, 2000:

                            Options Outstanding         Options Exercisable
                     --------------------------------- ---------------------
                                  Weighted-
                                   Average   Weighted-             Weighted-
     Range of                     Remaining   Average               Average
     Exercise          Number    Contractual Exercise    Number    Exercise
     Prices          Outstanding    Life       Price   Exercisable   Price
     --------        ----------- ----------- --------- ----------- ---------
     $ 2.56 -  3.00      16,000     9.55      $ 2.73      10,000    $ 2.56
     $ 6.50 -  7.81     324,837     8.86      $ 7.26     107,196    $ 7.26
     $ 9.63 -  9.81     967,453     7.86      $ 9.76     644,969    $ 9.76
     $10.25 - 15.00      35,500     7.30      $12.25      23,440    $12.89
                      ---------     ----      ------     -------    ------
                      1,343,790     8.11      $ 9.14     785,605    $ 9.42
                      =========     ====      ======     =======    ======

 Employee Stock Purchase Plan

  In July 1998, the Company adopted an Employee Stock Purchase Plan (the Plan) to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 200,000 shares are available for purchase under the Plan. Quarterly, participant account balances are used to purchase shares of stock on the open market at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases, nor 15% of eligible compensation. The Employee Stock Purchase Plan expires in May 2008. At December 31, 2000, employees purchased an aggregate of 56,295 common shares through the Employee Stock Purchase Plan.

(16) Redeemable Preferred Stock

  The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. The Series A redeemable Preferred Stock is entitled to receive quarterly dividends payable in cash. The dividend rate is 9% of the stated value of $25,000,000. Dividends accumulate, whether or not declared or paid. If cash dividends are not paid quarterly, the dividend rate will increase to 11% ("default rate") until the unpaid cash dividends have been fully paid. The preferred stock has a mandatory redemption date of October 24, 2004 at a price equal to $1,000 per share, plus any accrued but unpaid

                             EMERITUS CORPORATION
dividends. Each share of preferred stock may be converted, at the option of the holder, into 55 shares of common stock. The preferred stock is also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would contain the same conversion rights, restrictions and other terms as the preferred stock. For the year ended December 31, 2000, the Company paid dividends outstanding from 1999 of $2.6 million and two quarters of dividends for 2000 of $1.1 million. Additionally, there are accumulated dividends for two quarterly payments of $1.4 million, accrued at the default rate of 11%.

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

(17) Leases

  At December 31, 2000, the Company leases office space and 40 assisted living communities. The office lease expires in 2006 and contains two five-year renewal options. The community leases expire from 2004 to 2017 and contain two to six extension options, ranging from five to ten years.

  Minimum lease payments under noncancelable operating leases at December 31, 2000 are as follows:

                                                                    In thousands
      2001.........................................................   $ 26,305
      2002.........................................................     26,611
      2003.........................................................     26,836
      2004.........................................................     26,792
      2005.........................................................     25,205
      Thereafter...................................................    132,764
                                                                      --------
                                                                      $264,513
                                                                      ========

  Rent expense under noncancelable operating leases was approximately $42,217,000, $25,135,000 and $24,240,000 for 1998, 1999 and 2000,
respectively. A number of operating leases provide for additional lease payments after 24 months computed at 5% of additional revenues of the community. In 2000, additional rent under this provision was not significant.

(18) Sales and Acquisitions

  In 1998, the Company entered into a sale/leaseback transaction with a REIT, pursuant to which the REIT acquired a community previously owned by the Company and leased the community back to the Company. The Company has no continuing involvement outside of leasing and operating the community.

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

                             EMERITUS CORPORATION

  In two separate transactions during the fall of 1998 and the spring of 1999, the Company arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $292.2 million. Of the 46 communities involved, 43 had been, or were proposed to be, leased to the Company by Meditrust Company LLC under sale/leaseback financing arrangements, and three had been previously owned. The first purchase, consisting of 25 communities (the "Emeritrust communities," was completed in December 1998 and the second purchase, consisting of 21 communities, the Emeritrust II communities was completed in March 1999.

  In December 1998 the Company disposed of its leasehold interest in the Emeritrust communities, comprised of 22 leased communities and three owned communities. The Emeritrust communities were sold to an entity in which a principal shareholder of the Company is an investor. Pursuant to the transaction, the Company manages all 25 communities under a three-year management contract and receives management fees of 5% of revenues, which is currently payable. In addition, the Company receives 2% of revenues, contingent upon the communities achieving positive cash flows as defined in the management agreement. The management agreement provides the Company an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent the Emeritrust communities generate cash deficiencies in excess of $4.5 million. In 1999, the Emeritrust communities incurred $6.4 million in cash operating losses, which included $1.9 million of management fees earned by the Company. The funding obligation was $1.9 million, net of the $4.5 million of cash operating losses funded by the Emeritrust investor group. In 2000, the Emeritrust communities incurred $4.9 million in cash operating losses, which represented the gross increase to the funding obligation and included $2.1 million in management fees earned by the Company. Previously deferred gains and the gain on this transaction, collectively totaling approximately $13 million, have been deferred, given the continuing financial involvement of the Company as stipulated in the management agreement.

  In March 1999, the Company completed a disposition of its leasehold interests in the Emeritrust II communities, comprised of 21 additional communities, consisting of 16 currently operational communities and five development communities. The Emeritrust II communities were sold to an entity in which a principal shareholder of the Company is an investor. Pursuant to the transaction, the Company manages all 21 communities pursuant to a three year management contract and receives management fees of 5% of revenues currently payable as well as 2% of revenues which is contingent upon the communities achieving positive cash flows. The management agreement provides the Company an option to purchase the 19 previously leased communities at a formula price. The management agreement further stipulates a cash shortfall funding requirement by the Company to the extent the development communities generate cash deficiencies in excess of $2.3 million. In 1999, the 21 Emeritrust II communities did not generate cash operating losses in excess of the amounts funded by the Emeritrust II investor group, and therefore, no funding requirement was required by the Company. They additionally earned $1.5 million in management fees. In 2000, the five Emeritrust II development communities incurred aggregate cash operating losses of $1.6 million, including $360,000 in management fees earned by the Company. The 16 remaining Emeritrust operating communities are not subject to a deficit funding obligation and we earned $1.9 million in management fees.

  The Company has certain rights to re-acquire the Emeritrust and Emeritrust II communities. They have an option to purchase 22 of the Emeritrust communities as a group and have an option to purchase all 21 of the Emeritrust II communities as a group, for which they must give notice of their intent to exercise by December 12, 2001. The Company also has the right of first refusal through December 31, 2001 to re-purchase the three Emeritrust communities they had previously owned.

                             EMERITUS CORPORATION

  Although the funding obligations described above include management fees earned by the Company under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent we are funding the cash operating losses that include them. Correspondingly, the Company recognizes the funding obligation under the agreement, less the applicable management fees, as additional expense in the financial statements under the category "Other, net."

  In March 2001, in connection with a restructuring of the mortgage loan on the Emeritrust I communities, the management agreement with the Company was amended (1) to extend to December 2001 the period to give notice of the Company's intent to purchase all of the Emeritrust I communities and (2) to modify the calculation of management fees on the Emeritrust I communities to 3% of revenue, payable out of cash flows, and an additional 4% of revenue, payable out of 50% of cash flows. The Company remains obligated to fund cash operating deficits.

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

(20) Liquidity

  The Company has incurred significant operating losses since its inception, including net losses in excess of $20 million in each of 1999 and 2000. To date, the Company has been unable to stabilize operations and occupancy at levels that would generate positive cash flow or earnings, and, therefore, is dependent on third party financing or disposition of assets to fund operations. The Company cannot guarantee that third party financing or disposition of assets will be available timely or at all, or on terms attractive to the Company. In addition, as of December 31, 2000, the Company's working capital deficit was approximately $81 million, due in part to $73.2 million of mortgage debt that matures on April 29, 2001. The Company has been in discussions with the lender regarding an extension of the debt's maturity, but has reached no agreement at this time and has no alternative commitment for refinancing. If the Company is unable to extend the maturity of this debt, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the ten assisted living properties that secure this debt. In addition, many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Such cross-default provisions affect 35 assisted living properties owned or leased by the Company. Accordingly, the inability to extend the debt due in April could have a further material adverse effect on the Company's financial condition if any other lender or lessor notifies the Company that it is in default under any debt instrument or lease.

  The foregoing factors raise doubt about the Company's ability to continue as a going concern. The Company is pursuing several initiatives to mitigate this doubt, including continued discussions regarding extension of the debt due in April and conducting advance discussions with other lenders and lessors that may be affected by cross-default provisions. The Company is taking further steps to stabilize operations at positive cash flow levels, including implementing rate increases and pursuing additional programs to increase occupancy, and if necessary, the sale of selected assets.

                              EMERITUS CORPORATION

(21) Quarterly Results (Unaudited)

                                              Q1       Q2       Q3        Q4
                                            -------  -------  -------  --------
2000
Total operating revenue...................  $30,566  $30,350  $30,822  $ 33,454
Income (loss) from operations.............     (748)     622      535      (928)
Loss before extraordinary item and
 cumulative effect of change in accounting
 principle................................   (5,298)  (3,582)  (4,941)   (8,115)
Net loss..................................   (5,298)  (3,582)  (4,941)   (8,115)
Net loss to common shareholders...........  $(6,373) $(4,671) $(6,503) $ (9,716)
Loss per common share--basic and diluted:
  Loss before extraordinary item and
   cumulative effect of change in
   accounting principle...................  $ (0.63) $ (0.46) $ (0.64) $  (0.96)
  Loss per common share...................  $ (0.63) $ (0.46) $ (0.64) $  (0.96)

1999
Total operating revenue...................  $34,179  $28,884  $29,854  $ 29,725
Income (loss) from operations.............      (35)     533     (469)   (2,208)
Loss before extraordinary item and
 cumulative effect of change in accounting
 principle................................   (2,956)  (2,008)  (1,267)  (14,473)
Net loss..................................   (2,956)  (2,008)  (1,600)  (14,473)
Net loss to common shareholders...........  $(3,511) $(2,569) $(2,167) $(15,040)
Loss per common share--basic and diluted:
  Loss before extraordinary item and
   cumulative effect of change in
   accounting principle...................  $ (0.33) $ (0.24) $ (0.17) $  (1.45)
  Loss per common share...................  $ (0.33) $ (0.24) $ (0.20) $  (1.45)

 The sum of quarterly per share data may not equal the per share total reported for the year.

                              EMERITUS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1999 and 2000

             Column A            Column B    Column C      Column D    Column E
   ----------------------------  --------- ------------ -------------- --------
                                  Balance
                                    at      Charged to                 Balance
                                 Beginning Other Costs                  at End
   Description                    of Year  and Expenses Deductions (1) of Year
   -----------                   --------- ------------ -------------- --------
                                                 (in thousands)
   Year ended December 31,
    1998:
    Valuation accounts deducted
     from assets:
     Allowance for doubtful
      receivables..............    $348        $695          $505        $538
                                   ====        ====          ====        ====
   Year ended December 31,
    1999:
    Valuation accounts deducted
     from assets:
     Allowance for doubtful
      receivables..............    $538        $693          $648        $583
                                   ====        ====          ====        ====
   Year ended December 31,
    2000:
    Valuation accounts deducted
     from assets:
     Allowance for doubtful
      receivables..............    $583        $359          $348        $594
                                   ====        ====          ====        ====

- --------
(1) Represents amounts written off