Form 10-K/A
period 2000-12-31
EMERITUS CORP\WA\
filed 2001-04-30
CIK 1001604

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT 1934

   For the fiscal year ended December 31, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on which
          Title of each class                           registered
          -------------------                 ------------------------------
    Common Stock, $.0001 par value            American Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2001 was $4,178,032.

  As of March 31, 2001, 10,150,598 shares of the Registrant's Common Stock were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              EMERITUS CORPORATION

                                     Index

                                    Part III

 Item 10. Directors and Executive Officers of the Registrant..     1

 Item 11. Executive Compensation..............................     3

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management..........................................     7

 Item 13. Certain Relationships and Related Transactions......    10

                                   PART III

Item 10. Directors of the Company

  Daniel R. Baty (age 57), one of Emeritus's founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Pacific Management, Inc.

  Raymond R. Brandstrom (age 48), one of Emeritus's founders, has served as a director since its inception in 1993 and as Vice Chairman of the Board since March 1999. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus's President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus. From May 1992 to October 1996, Mr. Brandstrom served as President of Columbia Pacific Group, Inc. and Columbia Pacific Management, Inc., both of which companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of table wines.

  Patrick Carter (age 54) has served as a director of Emeritus since November 1995. From November 1985 until April 1999, Mr. Carter was Chief Executive Officer and Managing Director of Westminster Health Care Holdings, Plc., a publicly held operator of skilled-nursing facilities in the United Kingdom.

  Charles P. Durkin, Jr. (age 62) has served as a director of Emeritus since December 30, 1999. Mr. Durkin is one of the founders of Saratoga Partners, a private equity investment firm. Since Saratoga's formation as an independent entity in September 1998, he has been a Managing Director of Saratoga Management Company LLC, the manager of the Saratoga Partners funds. Prior to that, from September 1997, he was a Managing Director of SBC Warburg Dillon Read, Inc., the successor entity to Dillon, Read & Co., where Mr. Durkin started his investment banking career in 1966 and became a Managing Director in 1974.

  David T. Hamamoto (age 41) has served as a director of Emeritus since November 1997. Mr. Hamamoto is a member of NorthStar Capital Partners LLC, a real estate fund that he founded in July 1997. Between 1983 and July 1997, Mr. Hamamoto was employed by Goldman Sachs, most recently as co-founder and co-head of the Real Estate Principal Investment Area of the Whitehall Funds. Mr. Hamamoto is also Co-Chairman, Co-Chief Executive Officer and Co-President of NorthStar Capital Investment Corporation, a private investment firm.

  Motoharu Iue (age 64) has served as a director of Emeritus since April 1995. Mr. Iue served as Chairman of the Board of Sanyo North America Corporation ("Sanyo NA"), a consumer electronics company, and President of Three Oceans, Inc. ("Three Oceans") from October 1996 until March 1999. Mr. Iue served as President of Sanyo NA and as Chairman of the Board of Three Oceans from 1992 until March 1999, and also served as Chief Executive Officer of both of these companies. He has been a director of Sanyo NA since 1977 and currently serves on the board of both Sanyo Electric Co., Ltd. and Three Oceans. Three Oceans, Inc. is a 3.8% shareholder of Emeritus. Mr. Iue also serves on the board of All-American Sportpark, Inc., a public company.

  David W. Niemiec (age 51) has served as a director of Emeritus since December 30, 1999. Since September 1998, Mr. Niemiec has been a Managing Director of Saratoga Management Company LLC, the manager of a group of private equity investment funds operated under the name of Saratoga Partners. Prior to that he worked at the investment banking firm of Dillon, Read & Co. beginning in 1974 and served as Vice Chairman from 1991 through September 1997, when the firm was acquired by Swiss Bank Corporation. From September 1997 to February 1998, he was Managing Director of the successor firm, SBC Warburg Dillon Read, Inc.

Executive Officers of the Company

  This information is set forth in Part I, Item 4 of the Form 10-K, under the caption "Executive Officers of Emeritus."

Section 16(A) Beneficial Ownership Reporting Compliance

  Officers and directors of the Company and persons who own more than ten percent of the Company's stock are required to report to the Securities and Exchange Commission their ownership and changes in ownership of the Company's stock. Regulations of the Commission require us to disclose to our shareholders those filings that were not made on time. Based solely on our review of copies of the reports received by us, or written representations received from reporting persons that no such forms were required for those persons, we believe that, during fiscal year 2000, our officers and directors complied with all applicable filing requirements, with the exception of one Form 3 Initial Statement of Beneficial Ownership that was inadvertently filed late by one of our executives.

                 [Remainder of page intentionally left blank.]

Item 11. Executive Compensation

 Summary Compensation Table

  The following table presents certain information with respect to compensation we paid in the fiscal years ended December 31, 1998, 1999, and 2000, to our Chief Executive Officer and to our other four most highly compensated officers as of December 31, 2000:

                          Summary Compensation Table

                                                                         Long-Term
                                                                       Compensation
                                        Annual Compensation               Awards
                              ---------------------------------------- -------------
                                                                        Securities    All Other
   Name and Principal                                  Other Annual     Underlying   Compensation
        Position         Year Salary($) Bonus($)(1) Compensation($)(2) Options(#)(3)    ($)(4)
   ------------------    ---- --------- ----------- ------------------ ------------- ------------
Daniel R. Baty(5)....... 2000      --        --             --                --           --
 Chairman and Chief      1999      --        --           1,560            40,000          --
 Executive Officer       1998      --        --             264           204,000          --


Suzette McCanless(7).... 2000  165,816    10,000          6,000               --           --
 Vice President,         1999  134,929    10,000          6,000            20,000          --
 Operations--Eastern     1998  115,145    25,000          6,000            43,500          --
 Division


Sarah J. Curtis(6)...... 2000  165,000    10,000          4,250               --        10,000
 Vice President, Sales   1999  158,885    10,000          1,560            20,000          --
 and Eastern Division    1998  141,656    22,500          1,696            52,000          --


Gary S. Becker(7)....... 2000  164,664    15,000          6,000               --           --
 Senior Vice President,  1999  134,846    15,000          5,750            20,000          --
 Operations              1998  115,812    18,000          6,000            43,500          --


Russell G. Kubik(8)..... 2000  152,432    10,000          6,000               --           --
 Vice President,         1999  122,619    15,000            --             20,000          --
 Operations--Central     1998  104,500       --             --             34,000          --
 Division

--------
(1) Represents amounts earned for the respective calendar year under the Company's corporate incentive plan which are paid in the second quarter of the following year.
(2) Consists of amounts paid for parking fees and health club memberships.
(3) No options were granted in 2000.
(4) All Other Compensation includes reimbursement for health-related leave expenses.
(5) Mr. Baty is not a full time employee of Emeritus and is not currently paid a salary by us. Of the 204,000 options granted in 1998, 164,000 were granted in an exchange program pursuant to which 50,000 options granted in each of 1995 and 1996 and 64,000 options granted in 1997 were canceled.
(6) Of the 52,000 options granted in 1998, 32,000 were granted in an exchange program pursuant to which 32,000 options granted in 1997 were canceled. Ms. Curtis resigned on December 31, 2000.
(7) Of the 43,500 options granted in 1998, 28,500 were granted in an exchange program pursuant to which 28,500 options granted in 1997 were canceled.
(8) Of the 34,000 options granted in 1998, 19,000 were granted in an exchange program pursuant to which 19,000 options granted in 1997 were canceled.

 Option Grants in Last Fiscal Year

  The Compensation Committee did not grant options to the executive officers during the fiscal year ended December 31, 2000.

 Fiscal Year-End Option Values

  None of the following executive officers exercised options during the fiscal year ended December 31, 2000. The following table presents certain information regarding options held as of December 31, 2000, by each of the following executive officers:

                         Fiscal Year-End Option Values

                               Number of Securities
                              Underlying Unexercised     Value of Unexercised
                              Options at December 31,   In-the-Money Options at
                                     2000 (#)          December 31, 2000 ($)(1)
                             ------------------------- -------------------------
   Name                      Exercisable Unexercisable Exercisable Unexercisable
   ----                      ----------- ------------- ----------- -------------
Daniel R. Baty..............   168,400      75,600         --           --
Suzette McCanless...........    33,767      29,733         --           --
Sarah J. Curtis.............    39,200      32,800         --           --
Gary S. Becker..............    33,767      29,733         --           --
Russell G. Kubik............    28,067      25,933         --           --

--------
(1) None of the options to purchase an aggregate of 497,000 shares held on a combined basis by the executive officers named above were in-the-money at the fiscal year-end based on the $1.44 closing price of the common stock on the American Stock Exchange on December 29, 2000, the last day of active trading for the year 2000.

 Compensation Committee Report On Executive Compensation

  The compensation committee of the Board consists of two nonemployee directors and our Vice President of Finance. The committee is responsible for establishing and administering our executive compensation programs. Our objective is to pay competitively in order to attract qualified executive personnel who best meet our needs, retain and motivate these executives to achieve superior performances, link individual compensation to individual and company performance, and align executives' financial interests with those of our shareholders.

  Executive compensation generally consists of three components: base salary, cash bonuses, and long-term incentive awards. The committee has established each executive's compensation package by considering (a) the salaries of executive officers in similar positions in companies in the same industry as Emeritus and in related industries, (b) the experience and contribution levels of the individual executive officer, and (c) our financial performance. Companies used as a reference for considering compensation levels include some, but not all, of the companies constituting the peer group in the stock performance graph. The committee also relies upon the recommendations of the Chief Executive Officer in matters related to the individual performance of the other executive officers because the committee believes that the Chief Executive Officer is the most qualified to make this assessment. Base salaries for executive officers generally are designed to be less than those paid by competitors in the assisted living industry. These lower base salaries are combined with stock option grants so that a significant portion of the executives' pay is tied to performance of our stock.

  Base Salaries. In 2000, base salaries were established as described above.

  Stock Options. We grant stock options to provide a long-term incentive opportunity that is directly linked to shareholder value. They are granted with an exercise price equal to the market value of the common stock on the date of grant and become exercisable in 33 1/3% annual increments beginning one year after the date of grant. To encourage stock retention, all options are granted as incentive stock options to the maximum extent possible under the Internal Revenue Code. In 2000, we granted stock options to a total of two employees in recognition of their dedication, commitment, and hard work. After thorough consideration, the committee concluded that no options would be granted to the executive officers during 2000.

  Annual Incentives. To date, the committee has not established a regular annual incentive or bonus plan for executive officers. Three of our named executives were awarded cash bonuses in April 2001 based on the committee's assessment of their individual performances in 2000.

  Our Chief Executive Officer, Mr. Baty, a founder of Emeritus, has a significant equity position. As of March 31, 2001, Mr. Baty owned shares (directly and indirectly) and exercisable options representing approximately 37% of our common stock. Because of his significant equity stake in Emeritus, Mr. Baty receives no base salary or bonus. This compensation pattern was established prior to our initial public offering and the committee has continued it, recognizing that the principal compensation of Mr. Baty will be the inherent value of his equity stake.

  Section 162(m) of the Internal Revenue Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported in our proxy statement. Certain performance-based compensation that has been approved by shareholders is not subject to the deduction limit. Our stock option plans are structured to qualify options as performance-based compensation under Section 162(m). For 2001, the committee does not expect that there will be any nondeductible compensation.

                                          Compensation Committee

                                          Patrick Carter (Chairman)
                                          David W. Niemiec
                                          Raymond R. Brandstrom

                            STOCK PERFORMANCE GRAPH

  The following graph compares the cumulative total return on shares of our common stock with the cumulative total return of the AMEX Market Value Index and a peer group selected by us for the period beginning on December 31, 1995, the end of the fiscal year following our first day of trading for our common stock, and ending on December 31, 2000, the end of our last fiscal year.

                 COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*
             AMONG EMERITUS ASSISTED LIVING, THE AMEX MARKET VALUE
                            INDEX AND A PEER GROUP

                           [STOCK PERFORMANCE GRAPH]

  * $100 INVESTED ON 12/31/95 IN STOCK OR INDEX--INCLUDING
  REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

                                                             New           Old
                                                 Emeritus    Peer   AMEX   Peer
                                                Corporation Group  Market Group
                                                ----------- ------ ------ ------
   December 31, 1995...........................   100.00    100.00 100.00 100.00
   December 31, 1996...........................   116.13    104.03 105.52 104.03
   December 31, 1997...........................   109.68    183.28 126.97 183.28
   December 31, 1998...........................    90.86    184.94 125.25 181.93
   December 31, 1999...........................    55.91     65.58 156.15  56.64
   December 31, 2000...........................    12.37     53.17 154.23  38.68

  Assumes $100 invested in each share of the common stock, the AMEX Market Value Index and the peer group, with all dividends reinvested. Stock price performance shown above for the common stock is historical and not necessarily indicative of future price performance.

  Given the relative volatility of the assisted living industry, we revise our peer group from time to time to include companies that have entered the assisted living market. As the industry begins to mature and consolidate, we remove certain companies previously included in our peer group as they are acquired or as their focus of services shifts away from the assisted living residences.

  The new peer group consists of the following six companies: Alterra Healthcare Corporation, formerly denoted as Alternative Living Services, Inc.; American Retirement Corporation; ARV Assisted Living, Inc.; Assisted Living Concepts, Inc.; Capital Senior Living; and Sunrise Assisted Living, Inc.

  The old peer group consisted of the following eight companies primarily involved in the provision of assisted living services: Alterra Healthcare Corporation; American Retirement Corporation; ARV Assisted Living, Inc.; Assisted Living Concepts, Inc.; Brookdale Living Communities; Capital Senior Living; CareMatrix Corporation; and Sunrise Assisted Living, Inc. We changed our peer group from December 31, 1999, to December 31, 2000, as follows: we eliminated Brookdale Living and CareMatrix Corp. due to changes in the status of their public holdings such that they are no longer comparable to Emeritus.

Change of Control Arrangements

  Option Plan. In the event of (a) the merger or consolidation of Emeritus in which it is not the surviving corporation or pursuant to which shares of common stock are converted into cash, securities, or other property (other than a merger in which holders of common stock immediately before the merger have the same proportionate ownership of the capital stock of the surviving corporation immediately after the merger); (b) the sale, lease, exchange, or other transfer of all, or substantially all, of our assets (other than a transfer to a majority-owned subsidiary); or (c) the approval by the holders of common stock of any plan or proposal for our liquidation or dissolution, each outstanding option under our stock option plan will automatically accelerate so that it will become 100% vested and exercisable immediately before such transaction, except that acceleration will not occur if, in the opinion of our accountants, it would render unavailable "pooling of interest" accounting for such transaction and except to the extent that options are assumed by the successor corporation. The vesting of such assumed options accelerates at the time an optionee's employment is terminated by us for reasons other than "cause" or by the optionee for "good reason" following a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table presents as of March 31, 2001, certain information with respect to the beneficial ownership of our common stock and preferred stock (on an as-converted basis) by:

  . each person that we know owns more than 5% of the common stock;

  . each of our directors;

  . each officer or former officer named in the compensation tables; and

  . all directors and executive officers as a group.

  Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names. Unless otherwise indicated, the following officers, directors, and shareholders can be reached at the principal offices of Emeritus.

  The table presents the beneficial ownership of the preferred stock as converted into common stock. NorthStar Capital Partners LLC owns 100% of the outstanding Series A preferred stock, and Saratoga Partners IV, L.P. and its affiliates own 100% of the outstanding Series B preferred stock.


                                             Shares of Emeritus Common Stock
                                            ----------------------------------
                                            Amount and Nature
                                              of Beneficial
             Name and Address                   Ownership     Percent of Class
             ----------------               ----------------- ----------------
Daniel R. Baty(1)(2).......................     3,867,271          37.48%
 c/o Emeritus Corporation
 3131 Elliott Avenue, Suite 500
 Seattle, WA 98121


Raymond R. Brandstrom(3)...................       479,108           4.66%


Gary S. Becker(4)..........................        42,598              *


Motoharu Iue(5)(6).........................       395,500           3.89%


Suzette McCanless(4).......................        38,832              *


Patrick Carter(6)..........................        70,500              *


David Hamamoto(7)(8).......................     1,382,126           6.42%


David W. Niemiec(9)........................     5,243,972          34.05%


Charles P. Durkin, Jr.(9)..................     5,243,972          34.05%


Sirach Capital Management(10)..............       701,000           6.91%
 3323 One Union Square
 600 University Street
 Seattle, WA 98101


B.F., Limited Partnership(2)...............     2,955,950          29.12%
 3131 Elliott Avenue, Suite 500
 Seattle, WA 98121


NorthStar Capital Partners LLC(8)..........     1,373,626           6.40%
 299 Park Avenue, 33rd Floor
 New York, New York 10022


Saratoga Partners IV, L.P.(11).............     5,239,472          34.04%
 535 Madison Avenue
 New York, NY 10022


All directors and executive officers as a
 group (11 persons)(2)(5)(8)(11)(12).......    10,878,347          65.85%

--------
     Less than 1%.
 (1) Includes 2,955,950 shares held by B.F., Limited Partnership, of which Columbia Pacific, a company wholly owned by Mr. Baty, is the general partner and of which Mr. Baty is a limited partner. Also includes options exercisable within 60 days for the purchase of 168,400 common shares.
 (2) B.F., Limited Partnership may be deemed to have voting and dispositive power over the shares, based upon publicly available information as reported as of December 31, 2000, on Schedule 13-D.
 (3) Includes options exercisable within 60 days for the purchase of 122,533 common shares.
 (4) Includes options exercisable within 60 days for the purchase of 36,767 common shares.
 (5) Includes 385,000 shares held by Three Oceans, Inc. a U.S. affiliate of Sanyo, a publicly traded Japanese company. Mr. Iue is a former executive and current director of U.S. affiliates of Sanyo. Mr. Iue disclaims beneficial ownership of shares of common stock held by Three Oceans.
 (6) Includes options exercisable within 60 days for the purchase of 10,500 common shares.

 (7) Includes options exercisable within 60 days for the purchase of 8,500 common shares.
 (8) The 1,373,626 shares are convertible Series A preferred stock held by NorthStar Capital Partners LLC, of which Mr. Hamamoto is a principal. (See "Item 13. Certain Relationships and Related Transactions--NorthStar Transaction.") NorthStar Capital Partners LLC owns 100% of the Series A preferred stock. The Series A preferred stock currently votes with both the Series B preferred stock and the common stock, and is entitled to 687,500 votes. This represents approximately 6.4% of the voting power of currently outstanding Emeritus common and preferred stock.
 (9) Includes 4,239,472 shares issuable upon conversion of Series B preferred stock currently held by Saratoga Partners and its affiliates, of which Messrs. Niemiec and Durkin are principals. (See "Item 13. Certain Relationships and Related Transactions--Saratoga Transactions .") Saratoga Partners and its affiliates own 100% of the outstanding Series B preferred stock, which includes 84,348 shares (as-converted) that represent dividends paid on the Series B preferred stock to date. The Series B preferred stock currently votes with both the Series A preferred stock and the common stock on an as-converted basis, which represents approximately 34% of the voting power of the currently outstanding Emeritus common and preferred stock. Also includes options exercisable within 60 days for the purchase of 4,500 common shares and warrants currently exercisable to purchase 1,000,000 common shares.
(10) Sirach Capital Management may be deemed to have voting and dispositive power over the shares, based upon the most recent publicly available information reported as of December 31, 1998, on Schedule 13-G.
(11) Represents 1,000,000 common shares that are issuable upon exercise of warrants and 4,239,472 shares that are issuable upon conversion of Series B preferred stock. The Series B preferred stock currently votes with both the Series A preferred stock and the common stock on an as-converted basis.
(12) Includes options exercisable within 60 days for the purchase of 443,033 common shares.

Item 13. Certain Relationships and Related Transactions

 Meditrust Transactions

  In two separate transactions in the fall of 1998 and the spring of 1999, we arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $292.2 million. Of the 46 communities involved, 43 had been, or were proposed to be, leased to us by Meditrust Company LLC under sale/leaseback financing arrangements and we had owned three. The first purchase, consisting of 25 communities, which we will call the December communities, was completed in December 1998. The second purchase, consisting of 21 communities, which we will call the March communities, was completed in March 1999.

  The investor groups involved in both purchases included parties affiliated with us. Of the $168.0 million purchase price for the December investment, $138.0 million was financed through a three-year first mortgage loan with an independent third party and $30.0 million was financed through subordinated debt and equity investments from the December investor group. A group led by Holiday Retirement Corporation, of which Mr. Baty is the Chairman and a principal shareholder, provided approximately $5.1 million of the equity. This group included Holiday as to a 40% interest, Columbia Pacific Master Fund '98 as to a 32% interest, and a former board member as to a 5% interest, with the remaining 23% interest being held by individual third party investors. Columbia Pacific Master Fund is a limited partnership of which Mr. Baty's family partnership is the general partner and shares in 40% of income and gains after the limited partners of Columbia Pacific Master Fund receive a return of their investment plus a preferred return.

  Of the $124.2 million purchase price for the March investment, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the March investor group. A group led by Holiday provided approximately $4.9 million of the equity. This group included Holiday as to a 40% interest, C.P. '99 Pool G.P. as to a 32% interest, and a former board member as to a 5% interest, with the remaining 23% interest being held by individual third party investors. C.P. '99 Pool is a general partnership, which is comprised of two 50% limited partnerships, the first of which includes Mr. Baty's family partnership as its 40% general partner and the other includes Mr. Baty's family partnership as its 20% general partner.

  The investor groups retained us to manage all of the communities through December 31, 2001. If we do not exercise the option to purchase the communities, as described below, the investor groups may require us to manage the communities for up to twelve additional months. Under the arrangement, we receive management fees equal to 5% of the gross revenues generated by the facilities on the properties. We also are entitled to additional management fees of 2% of the gross revenues, which will be accrued and paid out of cash flow, provided that the communities have positive cash flow for three consecutive months. Thereafter, if the cash flow is not positive for two consecutive months, the 2% management fee will be deferred until the three-month standard is again met. The cash flow requirements are determined as a group for the December communities, as a group for the March operating communities and individually for the March communities under development. We have agreed to reimburse the December investor group for all losses greater than $4.5 million sustained on the December communities prior to December 31, 2001. We have a similar reimbursement arrangement relating to the five development communities acquired in the March investment. Under this arrangement, we are generally required to reimburse the investor group for any losses greater than $500,000 at any of the five development communities. We do not have any such arrangements for the 16 operating communities acquired in the March investment. In 1999, the December communities incurred $6.4 million of operating cash losses, which included $1.9 million of management fees that we earned. Our funding obligation was $1.9 million, net of the $4.5 million of operating cash losses funded by the December investor group. In 2000, the December communities incurred $4.9 million in cash operating losses, which represented our funding obligation and included $2.1 million in management fees that we earned. In 1999, the March communities did not generate cash operating losses in excess of the amounts funded by the March investor group, therefore no funding was required by us for the March development communities, and we earned $1.5 million in combined management fees. In 2000, the March development communities incurred aggregate cash operating losses of $1.6 million, including $360,000 in management fees that we earned. The other March communities are not subject to a deficit-funding obligation and for those we earned $1.9 million in management fees.

  Although the funding obligations described above include management fees earned by us under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent that we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligations under the agreements, less the applicable management fees, as an expense in our financial statements under the category "Other, net."

  We have certain rights to acquire the communities purchased in the December and March transactions. We have an option to purchase 22 of the December communities as a group and we have an option to purchase all 21 of the March communities as a group, for which we must give notice of our intent to exercise by December 12, 2001. In addition, if either of the investor groups requires Mr. Baty to purchase certain of the communities, upon the conditions described below, we must exercise our option within 60 days of receiving notice of this action or it expires. We also have to give notice of our intent to exercise the right of first refusal through December 12, 2001, to repurchase the three December communities that we previously owned. The option purchase prices for the December communities and the March communities are determined under similar formulas that provide for the repayment or payment of:

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

  . we or one of our managers causes a default under the agreements that govern the management of the December and March communities;

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

  During 2000, the December communities failed to comply with certain debt service coverage tests required under the related mortgage loan for $138 million. This noncompliance resulted in a restructuring of the mortgage debt effective March 22, 2001. As a part of the restructuring, the existing variable interest rate (LIBOR* plus 3.25%) was increased by 1.25% on $40 million of the debt, which will increase the deficit funding obligation for which we may be responsible under our management agreement with the December investor group. The restructuring also provided for the pledge of five of the March communities as additional collateral to secure the mortgage debt, which could adversely affect our ability to purchase such communities under our management agreement with the March investor group. Other features of the restructuring include two nine-month extensions of the mortgage loan, exercisable by the December investor group under certain circumstances; modification of the debt service coverage tests; modification of certain liquidity requirements that we are required to meet; and payment of certain restructuring and extension fees and expenses. As a part of the restructuring, Mr. Baty agreed to fund a partial repayment of the mortgage debt of $1.25 million during the first quarter of 2001, with additional $250,000 reductions each quarter thereafter, and agreed to pledge additional collateral to secure his obligation to purchase communities under certain circumstances as described above.

  In connection with the restructuring, our management agreement with the December investor group was also amended. Under the amendment, we have the option to extend the management agreement (including the option to purchase the December communities) for two nine-month terms, provided that the mortgage debt is extended as contemplated in the restructuring and subject to certain performance-based rights of the December investor group to terminate the agreement early. Notice of our intent to exercise the option to purchase the December communities, which originally had to be given prior to June 30, 2001, may now be given at any time prior to December 12, 2001 (or during the first and second extension terms, September 12, 2002, and June 1, 2003, respectively). During the extension terms, we are entitled to a base management fee of 3% of revenues, payable out of cash flow, and an additional management fee of 4% of revenues, payable out of 50% of cash flow. We continue to be obligated to fund cash operating deficits if any, during the extension terms. Under the amended management agreement, transaction fees and expenses, including the restructuring fee and extension fees payable to the mortgage lender, are funded by Mr. Baty, subject to reimbursement by us as to 25% of such fees and expenses out of 50% of management fees received with respect to the December communities. In addition, if we exercise our options to purchase either the December communities or the March communities, 25% of such fees and expenses are added to the option price and used to reimburse Mr. Baty.

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

 Baty Transactions

  Columbia House is a Washington limited partnership in which Mr. Baty indirectly controls the general partner and holds an indirect 60% interest. It develops, owns and leases low-income senior housing projects. We currently manage 10 communities owned by Columbia House. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues, payable monthly for management agreements and fixed fees payable monthly for administrative agreements, as well as bonuses. We earned fees of $789,000 in 2000 under these agreements. Columbia House owed us $1.5 million as of December 31, 2000, representing advances made to various Columbia House communities and outstanding management and administrative fees. These advances did not bear interest, but, commencing January 1, 2001, they will bear interest at LIBOR plus 3%. At March 31, 2001, these amounts had been paid current through January 31, 2001.

--------
*LIBOR is the London Interbank Offering Rate.

  Prior to our initial public offering in November 1995, Mr. Baty had personally guaranteed much of our third party financing, including mortgage debt and rental payments under leases. Many of those guarantees terminated when the underlying properties met certain loan-to-value standards or debt service coverage ratios and others terminated when properties were refinanced. During 1999, Mr. Baty guaranteed our $5.0 million revolving credit facility until it was retired in November 1999. From November 1999 until January 2000, we borrowed amounts from Mr. Baty ranging from $1.0 million to $5.0 million on terms reflecting his borrowing arrangements from a commercial bank. We currently do not have any outstanding borrowings from Mr. Baty. Except as otherwise described in this section, Mr. Baty currently does not guarantee any of our mortgage financing.

  In April 1998, we assigned our economic interest in a 172-unit assisted living community located in Fairfield, California, to a limited liability company for $2.8 million in cash. Our economic interest consisted of a 67% interest in the profits, losses, and distributions of an operating limited liability company that owns and operates the community, the right to receive payments of principal and interest under a $2.4 million promissory note evidencing a loan by us to the operating company, and the obligation to make additional capital contributions under the agreement establishing the operating company. The limited liability company to which we assigned our economic interest is comprised of a third party investor as to a 25% interest and three investor pools with interests of 14.1%, 35.9% and 25%. Mr. Baty's family partnership is the 18.75% general partner in the first two pools and the third pool includes Mr. Baty individually as its 18.75% general partner. We continue to manage the operations of the community pursuant to a management agreement and to manage the affairs of the operating limited liability company. We receive fees for these management activities equal to 5% of gross revenues of the community. In January 2000, we repurchased 25% of our original interest in the community (16.7% of the operating limited liability company) for a total of $791,000. During 2000, we received $157,000 in management fees. At December 31, 2000, the limited liability company operating the community owed us $463,000, representing funds advanced as working capital. These advances did not bear interest, but, commencing January 1, 2001, they will bear interest at LIBOR plus 3%.

  In June 1998, we sold a 295-unit independent and assisted living facility located in Texas to a partnership consisting of Columbia Pacific Master Fund, as to a 99% interest and to Mr. Baty personally, as to a 1% limited partnership interest. The purchase price for the facility was $6.8 million plus the assumption of a first mortgage of $14.8 million, which was guaranteed by Mr. Baty in connection with the transaction, and a release of Emeritus from the mortgage obligations. The purchase price was paid as follows:

  . cash in the amount of $4.5 million;

  . a promissory note in the amount of $1.5 million, of which $1.0 million was repaid in 1999, bearing interest at 9% per annum and maturing in 10 years; and

  . an $800,000 promissory note bearing interest at 9% per annum, due on demand.

  In addition, in 1999, we loaned the partnership $450,000 for certain repairs, which is evidenced by a demand promissory note bearing interest at 9% per annum. We and the partnership have entered into a management agreement for a five-year term, with automatic two-year extensions, with management fees of 6% of gross revenue or $10,000 per month, whichever is greater. We have the right of first refusal in the event of the sale of the facility. For 2000, we received $271,000 in management fees. At December 31, 2000, the partnership owed us $1.051 million, representing advances for working capital. These advances do not bear interest, but, commencing January 1, 2001, they will bear interest at LIBOR plus 3%. As of March 31, 2001, such advances were repaid in full. The balance of the purchase notes of $500,000 and $800,000, and the repair note of $450,000, with accrued interest of $439,000, remain outstanding as of December 31, 2000.

  In June 1998, we sold a 30% general partnership interest in Cooper George Partners Limited Partnership, a limited partnership in which we formerly held a 50% general partnership interest, to Columbia Pacific Master Fund. Concurrently, Columbia Pacific Master Fund purchased a 19% limited partnership interest from an independent investor who formerly held a 50% limited partnership interest. Our remaining 20% interest was converted to a limited partnership interest. Cooper George Partners owns a 141-unit assisted living community in Washington. The purchase price for the partnership interest was $1.05 million payable in cash. In connection with the purchase, the partnership agreement was modified to provide that profits, losses, and distributions would be shared 80% by Columbia Pacific Master Fund and 20% by us. Also in connection with the transaction, the facility was refinanced through a $9.68 million first mortgage loan from Deutsche Bank, guaranteed by Mr. Baty, and we received a distribution of $580,000 consisting of 20% of the net proceeds of $2.9 million resulting from the refinancing. We and Cooper George Partners have entered into a management agreement for a five-year term, with automatic two-year extensions, with management fees of 6% of gross revenue or $10,000 per month, whichever is greater. We have the right of first refusal in the event of the sale of the facility. For 2000, we earned $160,000 in management fees. At December 31, 2000, Cooper George Partners owed us $449,000, representing advances for working capital. These advances did not bear interest, but, commencing January 1, 2001, they will bear interest at LIBOR plus 3%.

  During 1999, we began to provide management services to four joint ventures that opened new assisted living communities. Our management agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues, payable monthly. Entities controlled by Mr. Baty held interests in the joint ventures ranging from 50% to 62%. During 2000, we earned management fees of $346,000 under these management agreements. At December 31, 2000, the joint ventures owed us, collectively, $671,000, representing advances for working capital. These advances did not bear interest but, commencing January 1, 2001, they will bear interest at LIBOR plus 3%.

  During 2000, we began to provide management services to four newly acquired assisted living communities owned by Mr. Baty, and continued management services on one other community. These management agreements have terms ranging from two to five years, with renewal options, and provide management fees ranging from a flat fee of $5,000 per month up to either 6% or 7% of gross operating revenues, payable monthly, depending on the financial performance of the communities. In 2000, we earned management fees of $596,000 under these management agreements. At December 31, 2000, the communities owed us collectively $213,000, representing advances for working capital. These advances did not bear interest but, commencing January 1, 2001, they will bear interest at LIBOR plus 3%.

  On March 22, 2001, we entered into an agreement with Mr. Baty, which governs the repayment of amounts owed by the foregoing entities in which Mr. Baty has a financial or other interest. Such amounts are to be repaid as soon as possible except for the term notes, which are to be paid in accordance with their terms. Mr. Baty has guaranteed the repayment and a portion of the outstanding balances are secured by a pledge of the membership interest of a limited liability company that owns an assisted living facility. The agreement also establishes future operating, accounting, and payment procedures, including interest on average outstanding balances at LIBOR plus 3%. Under the agreement, the related entities paid $3.0 million of the outstanding balances on March 27, 2001. As of March 31, 2001, the aggregate of such outstanding balances (excluding the notes) was $3.1 million.

 Saratoga Transactions

  On December 10, 1999, we entered into an agreement to sell 40,000 shares of our Series B Preferred Stock to Saratoga Partners IV, L.P. and its related investors ("Saratoga") for a purchase price of $1,000 per share. On December 30, 1999, we completed the sale of 30,000 shares of Series B Stock, and we agreed to complete the sale of the remaining 10,000 shares during the first quarter of 2000. Messrs. Niemiec and Durkin, two of our directors, are principals of Saratoga.

  Our net proceeds from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that we would use $23.0 million to $26.8 million of these proceeds to purchase certain assisted living communities by June 30, 2000. If we did not do so, such proceeds were to be placed in a separate bank account, the disbursement of which would be subject to Saratoga's prior consent. Under a modification letter agreement dated May 15, 2000, we changed our agreements with Saratoga to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares and (iii) on or before August 8, 2000, issue to Saratoga a seven-year warrant to purchase one million shares of our common stock at an exercise price of $4.30 per share (with such shares approved for listing on the American Stock Exchange) or, in the alternative, to make a cash payment to Saratoga. In August 2000, we issued the warrant to Saratoga.

  The holders of the Series B Stock are entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Stock. From issuance to January 1, 2004, the dividend rate will be 6% of the stated value of $1,000, of which 2% is payable in cash and 4% is payable in Series B Stock at the rate of one share of Series B Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate will be 7%, of which 3% is payable in cash and 4% is payable in Series B Stock. Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the cumulating cash portion of the dividend will increase to 7% until the unpaid cash dividends have been fully paid or until January 1, 2007, whichever first occurs. The dividends must be paid or declared and set aside for payment prior to any payment or declaration of dividends on, or purchase or redemption of, any common stock or any other class of preferred stock junior to the Series B Stock. The rights of the holders of Series B Stock to receive dividends are subject to the prior rights of the holders of Series A Stock. For the year ended December 31, 2000, the Company paid two quarterly dividends consisting of $305,000 of cash dividends and issued 609 shares of Series B Stock. Additionally, there are accumulated cash dividends for two quarters of $1.309 million, including one quarter accrued at the accelerated default rate.

  The holders of the Series B Stock have the right at any time to convert each share of Series B Stock into a number of shares of common stock equal to the stated value of $1,000 divided by the conversion price. The conversion price is currently $7.22 per share, subject to adjustment in certain events, including an adjustment pursuant to a weighted average formula if we issue additional shares of common stock, or securities convertible into or exercisable for common stock, at a price less than the then current conversion price. The number of shares issuable on exercise of the warrant and the related exercise price is subject to similar adjustments.

  After January 10, 2003, we can redeem all, but not less than all, of the Series B Stock at $1,000 per share, plus unpaid dividends, if the closing price of the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days ending not more than 10 days prior to the date we notify the holders of the redemption. If there is a change in control of Emeritus, each holder of Series B Stock has the right to require us to purchase all or a portion of the Series B Stock owned by such holder for the stated value of $1,000 per share. If we dissolve, liquidate, or wind up our affairs, the holders of Series B Stock are entitled to receive, before any payment or distribution is made to the holders of common stock or any other class of preferred stock ranking junior to the Series B Stock, out of our assets available for distribution, the stated value of $1,000 per share and all accrued and unpaid dividends to and including the date of payment to the holder. The liquidation rights of the holders of Series B Stock are subject to the prior rights of the holders of Series A Stock.

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

  Under a shareholders' agreement, Saratoga is entitled to board representation at a percentage of the entire Board of Directors, rounded up to the nearest whole director, that is represented by the voting power of the

Series B Stock owned by Saratoga and its related investors. The shareholders' agreement also provides for a minimum of two Saratoga directors. Saratoga is currently entitled to designate three of seven members of the Board, although it has advised us that it will designate only two at this time. Saratoga's right to designate directors terminates if Saratoga has sold more than 50% of its initial investment and its remaining shares represent less than 5% of the outstanding shares of common stock on a fully diluted basis or it is unable to exercise independent control over its shares.

  Under the Designation of Shareholder Rights, included in the shareholders' agreement, whenever the cash dividends have not been paid for six consecutive quarters, Saratoga may designate one director in addition to the other directors that it is entitled to designate under the shareholders' agreement.

  The shareholders' agreement provides that neither Saratoga nor Mr. Baty is permitted to purchase voting securities in excess of a defined limit. That limit for Saratoga and its affiliates is 110% of the number of shares of common stock (assuming conversion of the Series B Stock) owned by Saratoga and its related investors immediately after the completion of the financing, plus the Series B Stock (or underlying common stock) issuable as dividends on the Series B Stock. That limit for Baty is the greater of 110% of the shares of common stock owned by Baty as of December 10, 1999, or 100% of the Saratoga ownership described in the preceding sentence. These restrictions will terminate 18 months after the date on which Saratoga and its related investors cease to hold securities representing 5% of the outstanding shares of common stock on a fully diluted basis.

  The shareholders' agreement also provides that if Mr. Baty contemplates selling 30% or more of the common stock he owns, Saratoga and its related investors would have the right to participate in the sale on a proportionate basis.

  Pursuant to a registration rights agreement, Saratoga and its related investors have the right to two demand registrations, one of which may be a shelf registration effective for one year, and unlimited piggyback registrations, subject to marketing restrictions imposed by underwriters.

  Pursuant to an investment agreement, commencing January 1, 2007 (a) the holders of the Series B Stock have the right to elect a number of directors (together with other directors selected pursuant to the Designation of Shareholder Rights included in the shareholders' agreement) that would be one director less than a majority of the Board and (b) we will retain Saratoga Management Company LLC to provide management and advisory services to evaluate our strategy relating to shareholder value, real estate and corporate financing, and other strategic initiatives, at an annual fee of $3.2 million. These rights and obligations will terminate at such time that the Series B Stock is converted or redeemed.

 NorthStar Transaction

  In October 1997, a group of institutional investors led by NorthStar Capital Partners LLC, of which Mr. Hamamoto is a principal, purchased 25,000 shares of Series A Convertible Exchangeable Redeemable Preferred Stock, representing approximately 10% ownership of Emeritus, for $25 million. The Series A Stock is entitled to a 9% annual dividend, payable quarterly. Each share of Series A Preferred Stock is convertible into that number of shares of common stock equal to $1,000 (the liquidation value of a share of Series A Preferred Stock) divided by the conversion price of $18.20 per share. Currently the Series A Preferred Stock is convertible into an aggregate of 1,373,626 shares of our common stock. The Series A Preferred Stock is also exchangeable into convertible debt at our option. The conversion price is subject to adjustment in the event of stock dividends, stock subdivisions and combinations, and extraordinary distributions. The Series A Preferred Stock has a mandatory redemption date of October 24, 2004.

  Pursuant to a shareholders' agreement entered into in connection with this investment, Emeritus and Mr. Baty are required to take all necessary action to:

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

  In January 2000, we paid NorthStar $2,250,000 and in April 2000, paid an additional $350,000, which represented all dividends in arrears from 1999. For the year 2000, we paid two quarters' of dividends that totaled $1.1 million. Additionally, there are accumulated dividends for two quarterly payments of $1.4 million, accrued at the accelerated default rate of 11%.

 Other Transactions

  During 1995, Messrs. Baty and Brandstrom formed Painted Post Partners, a New York general partnership, to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities. We have entered into administrative services agreements with the partnership for the term of the underlying leases. The administrative services agreements provide for fees that would equal or exceed the profit of a community operated efficiently at full occupancy and, unless reset by agreement of the parties, will increase automatically on an annual basis in accordance with changes in the Consumer Price Index. In addition, we have agreed to indemnify the partners against losses and, in exchange, the partners have agreed to assign any profits to us. As part of their general noncompetition agreements with us, each of Messrs. Baty and Brandstrom has agreed that, in the event he ceases to be a senior executive of Emeritus, he will transfer his interest in the partnership for a nominal charge to his successor at Emeritus or other person designated by us.

  We have entered into noncompetition agreements with Messrs. Baty and Brandstrom. These agreements provide that they will not compete with us, directly or indirectly, in the ownership, operation or management of assisted living communities anywhere in the United States and Canada during the terms of their employment and for a period of two years following the termination of their employment. The agreements also provide, however, that they may hold (1) up to a 10% limited partnership interest in a partnership engaged in such business, (2) less than 5% of the outstanding equity securities of a public company engaged in such business, or (3) interests in the New York partnership described above. These agreements do not limit Mr. Baty's current role with Holiday Retirement Corporation. Mr. Baty has agreed, however, that if Holiday operates or manages assisted living communities, other than as a limited component of independent living communities consistent with its current operations, he will not personally be active in the management, operation, or financing of such facilities nor will he hold any separate ownership or other interest therein.

  In April 1998, we entered into a joint venture with Sanyo Electric Co. Ltd., of Osaka, Japan, with which Mr. Iue is affiliated, to provide assisted living services in Japan. The joint venture, Sanyo Emeritus Corporation, has been formed to provide a residential-based healthcare alternative for Japan's growing elderly population. Sanyo Emeritus was initially capitalized with
(Yen)50 million, or $384,000 (USD), with Emeritus and Sanyo each providing half the funds. The joint venture's first assisted living community in Japan was opened in December 1999. During 2000, we recognized approximately $200,000 of losses associated with our interest in Sanyo Emeritus in accordance with the joint venture agreement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Emeritus Corporation
                                          (Registrant)

                                                   /s/ Daniel R. Baty
                                          By: _________________________________
                                                       Daniel R. Baty
                                                Chief Executive Officer and
                                                   Chairman of the Board


Dated: April 30, 2001

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, this amendment to the report has been signed by the following persons in the capacities indicated below on April 30, 2001.

        /s/ Daniel R. Baty             Chairman of the Board and
______________________________________  Chief Executive Officer
            Daniel R. Baty

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

                                       Director
______________________________________
            Patrick Carter

      /s/ Charles P. Durkin            Director
______________________________________
          Charles P. Durkin

                                       Director
______________________________________
            David Hamamoto

         /s/ Motoharu Iue              Director
______________________________________
             Motoharu Iue

       /s/ David W. Niemiec            Director
______________________________________
           David W. Niemiec