Form 10-Q
period 2001-03-31
EMERITUS CORP\WA\
filed 2001-05-15
CIK 1001604

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

                For the quarterly period ended March 31, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [_] No


As of April 30, 2001, there were 10,150,598 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                             EMERITUS CORPORATION

                                     Index


                        Part I.  Financial Information


Item 1.  Financial Statements:                                         Page No.
                                                                       --------

         Condensed Consolidated Balance Sheets as of December 31,
         2000 and March 31, 2001......................................     1

         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 2000 and 2001...................     2

         Condensed Consolidated Statements of Comprehensive Operations
         for the Three Months ended March 31, 2000 and 2001...........     3

         Condensed Consolidated Statements of Cash Flows for
         the Three Months ended March 31, 2000 and 2001...............     4

         Notes to Condensed Consolidated Financial Statements.........     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...    13


                         Part II.  Other Information

Item 1.  Legal Proceedings............................................    14

         Signature....................................................    15


Note: Items 2, 3, 4, 5, and 6 of Part II are omitted because they are not applicable.

                             EMERITUS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       (In thousands, except share data)

                                    ASSETS

                                                                                    December 31,            March 31,
                                                                                        2000                   2001
                                                                                   --------------         -------------
Current Assets:
  Cash and cash equivalents...................................................      $       7,496        $        5,581
  Short-term investments......................................................                425                   529
  Current portion of restricted deposits......................................                361                   361
  Trade accounts receivable, net..............................................              1,817                 1,468
  Other receivables...........................................................              4,969                 4,842
  Prepaid expenses and other current assets...................................              3,072                 4,465
  Property held for sale......................................................              6,475                 2,962
                                                                                    -------------        --------------
          Total current assets................................................             24,615                20,208
                                                                                    -------------        --------------
Property and equipment, net...................................................            134,762               133,451
Property held for development.................................................                310                   310
Notes receivable from and investments in affiliates...........................              4,380                 4,269
Restricted deposits, less current portion.....................................              5,907                 5,907
Lease acquisition costs, net..................................................              5,983                 5,864
Other assets, net.............................................................              2,122                 1,965
                                                                                    -------------        --------------
          Total assets........................................................      $     178,079        $      171,974
                                                                                    =============        ==============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Short-term borrowings.......................................................      $       1,650        $          -
  Current portion of long-term debt...........................................             80,978                76,935
  Trade accounts payable......................................................              3,143                 2,784
  Accrued employee compensation and benefits..................................              2,449                 4,785
  Accrued interest............................................................              2,991                 2,590
  Accrued real estate taxes...................................................              1,806                 1,660
  Other accrued expenses......................................................              9,221                 7,187
  Other current liabilities...................................................              3,544                 5,134
                                                                                    -------------        --------------
          Total current liabilities...........................................            105,782               101,075
                                                                                    -------------        --------------
Deferred rent.................................................................              2,132                 2,178
Deferred gain on sale of communities..........................................             17,709                18,232
Convertible debentures........................................................             32,000                32,000
Long-term debt, less current portion..........................................             60,499                61,774
Other long-term liabilities...................................................                256                   268
                                                                                    -------------        --------------
          Total liabilities...................................................            218,378               215,527
                                                                                    -------------        --------------
Minority interests............................................................                504                   567
Redeemable preferred stock....................................................             25,000                25,000
Commitments and contingencies.................................................                -                     -
Shareholders' Deficit:
 Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding 30,609 and 30,609 at December 31, 2000 and March 31, 2001,
  respectively................................................................                -                     -
 Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,120,045 and 10,150,598 shares at December 31, 2000 and
    March 31, 2001, respectively..............................................                  1                     1
Additional paid-in capital....................................................             66,373                66,680
Accumulated other comprehensive loss..........................................             (1,087)                 (983)
Accumulated deficit...........................................................           (131,090)             (134,818)
                                                                                    -------------        --------------
          Total shareholders' deficit.........................................            (65,803)              (69,120)
                                                                                    -------------        --------------
          Total liabilities and shareholders' deficit.........................      $     178,079        $      171,974
                                                                                    =============        ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                              EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2000 and 2001
                                  (unaudited)
                     (In thousands, except per share data)


                                                                                   2000                 2001
                                                                               -----------          -----------
Revenues:
  Community revenue.......................................................     $    29,081          $    32,776
  Other service fees......................................................             397                  467
  Management fees.........................................................           1,088                1,538
                                                                               -----------          -----------
          Total operating revenues........................................          30,566               34,781
                                                                               -----------          -----------
Expenses:
  Community operations....................................................          19,955               20,647
  General and administrative..............................................           3,756                4,167
  Depreciation and amortization...........................................           1,658                1,624
  Rent....................................................................           5,945                6,792
                                                                               -----------          -----------
          Total operating expenses........................................          31,314               33,230
                                                                               -----------          -----------
          Income (loss) from operations...................................            (748)               1,551
                                                                               -----------          -----------
Other income (expense):
  Interest income.........................................................             365                  240
  Interest expense........................................................          (3,638)              (3,533)
  Other, net..............................................................          (1,277)                (375)
                                                                               -----------          -----------
          Net other expense...............................................          (4,550)              (3,668)

          Net loss........................................................     $    (5,298)         $    (2,117)
                                                                               -----------          -----------
Preferred stock dividends.................................................           1,075                1,611
                                                                               -----------          -----------
          Net loss to common shareholders.................................     $    (6,373)         $    (3,728)
                                                                               ===========          ===========
Loss per common share - basic and diluted:

    Loss before preferred stock dividends.................................     $     (0.52)         $     (0.21)

     Preferred stock dividends............................................           (0.11)               (0.16)
                                                                               -----------          -----------
Loss per common share.....................................................     $     (0.63)              $(0.37)
                                                                               ===========          ===========

 Weighted average number of common shares outstanding - basic
     And diluted..........................................................          10,190               10,120
                                                                               ===========          ===========

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                             EMERITUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                  Three Months Ended March 31, 2000 and 2001
                                  (unaudited)
                                (In thousands)



                                                                               2000                   2001
                                                                          -------------         --------------
Net loss............................................................            $(5,298)               $(2,117)
  Other comprehensive income (loss):
     Foreign currency translation adjustments.......................                 (3)                     -
     Unrealized holding gains (losses) on investment securities.....                (31)                   104
                                                                          -------------         --------------
            Total other comprehensive income (loss).................                (34)                   104
                                                                          -------------         --------------
Comprehensive loss..................................................            $(5,332)               $(2,013)
                                                                          =============         ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                             EMERITUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 2001
                                  (unaudited)
                                 (In thousands)

                                                                                        2000                   2001
                                                                                   --------------         --------------
Net cash used in operating activities (including changes in all operating
 assets and liabilities)......................................................     $       (5,323)        $         (786)
                                                                                   --------------         --------------
Cash flows from investing activities:
  Acquisition of property and equipment.......................................             (8,459)                  (271)
  Acquisition of property held for development................................               (532)                    -
  Proceeds from sale of property and equipment................................                609                  1,109
  Increase in lease acquisition costs.........................................                  -                    (71)
  Construction expenditures - leased communities..............................               (185)                    -
  Advances to affiliates......................................................                 (9)                    -
  Investment in Senior Med....................................................               (550)                    -
                                                                                   --------------         --------------
          Net cash provided by (used in) investing activities.................             (9,126)                   767
                                                                                   --------------         --------------

Cash flows from financing activities:
  Increase in restricted deposits.............................................                 (7)                    -
  Decrease in restricted cash.................................................             13,500                     -
  Payments related to the sale of preferred stock.............................               (447)                    -
  Repayment of short-term borrowings..........................................             (1,000)                (1,650)
  Debt issue and other financing costs........................................                (49)                    (5)
  Proceeds from long-term borrowings..........................................              7,800                    144
  Repayment of long-term borrowings...........................................             (1,094)                  (385)
  Repurchase of common stock..................................................             (1,375)                    -
                                                                                   --------------         --------------
          Net cash provided by (used in) financing activities.................             17,328                 (1,896)
                                                                                   --------------         --------------

Effect of exchange rate changes on cash.......................................                 (3)                    -

          Net increase (decrease) in cash and cash equivalents................              2,876                 (1,915)

Cash and cash equivalents at the beginning of the period......................             12,860                  7,496
                                                                                   --------------         --------------

Cash and cash equivalents at the end of the period............................     $       15,736         $        5,581
                                                                                   ==============         ==============

Supplemental disclosure of cash flow information -- cash paid during the
 period for interest..........................................................     $        3,972         $        3,639
                                                                                   ==============         ==============

Noncash investing and financing activities:
  Transfer of property and equipment to property held for sale................     $           52         $           -
                                                                                   ==============         ==============


  Unrealized holding gains (losses) on investment securities..................     $          (31)        $          104
                                                                                   ==============         ==============

  Accrued preferred stock dividends...........................................     $          711         $        1,299
                                                                                   ==============         ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                             EMERITUS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Basis of Presentation

The unaudited interim financial information furnished below, in the opinion of our management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, comprehensive operations, and cash flows of Emeritus as of March 31, 2001, and for the three months ended March 31, 2000 and 2001. We presume that those reading this interim financial information have read or have access to our 2000 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2000 Form 10-K filed April 2, 2001, and amended on April 30, 2001. Therefore, we have omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K. This financial information does not necessarily represent a full year's operations.

Property Held For Sale

Emeritus currently has four properties being held for sale.

Loss Per Share

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. We have calculated loss per common share on a dilutive basis without consideration of 8,499,257 and 9,285,337 common shares at March 31, 2000 and 2001, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

Sales and Acquisitions

In December 1998, we disposed of our leasehold interest in 22 leased communities and three owned communities ("the Emeritrust communities"). The Emeritrust communities were sold to an entity in which a principal shareholder is an investor. Pursuant to the transaction, we manage all 25 communities under a three-year management contract and receive management fees of 5% of revenues and an additional 2% of revenues contingent upon the communities' achieving positive cash flows as defined in the management agreement. The management agreement provides us an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The management agreement further requires us to fund cash deficiencies to the extent the Emeritrust communities generate cash operating losses in excess of the $4.5 million that was funded by the Emeritrust investor group. In 1999, our funding obligation under this arrangement was $1.9 million. In 2000, our funding obligation was $4.9 million, including $2.1 million in management fees that we earned. For the quarter ended March 31, 2001, our funding obligation was $387,000, including $566,000 of management fees that we earned under the management agreement. Previously deferred gains and the gain on this transaction collectively total approximately $13 million and have been deferred, given our continuing financial involvement as stipulated in the management agreement.

                             EMERITUS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (unaudited)

In March 1999, we completed the disposition of our leasehold interests in 21 additional communities, consisting of 16 currently operational communities and five development communities ("the Emeritrust II communities"). The Emeritrust II communities were sold to an entity in which a principal shareholder is an investor. Pursuant to the transaction, we manage all 21 communities under a three-year management contract and receive management fees of 5% of revenues and an additional 2% of revenues, contingent upon the communities' achieving positive cash flows. The management agreement provides us an option to purchase the communities at a formula price. The management agreement further requires us to fund cash operating losses to the extent the five development communities individually generate cash deficiencies in excess of $500,000 each. There is no funding obligation for the 16 operational communities. In 1999, the Emeritrust II development communities did not generate cash operating losses in excess of the amounts funded by the Emeritrust II investor group, and therefore, no funding obligation was required of us. In total, the Emeritrust II communities generated $1.5 million in management fee revenue. In 2000, for the five Emeritrust II development communities our funding obligation was $1.6 million, including $360,000 of management fees that we earned. The 16 remaining operating communities generated $1.9 million in management fee revenue. For the quarter ended March 31, 2001, our funding obligation for the Emeritrust II development communities was $148,000, including $114,000 of management fees that we earned under the management agreement. For the remaining operating communities, we earned management fee revenue of $472,000 under the management agreement.

We retain certain rights to reacquire the Emeritrust and Emeritrust II communities as described above. For both the Emeritrust and Emeritrust II communities we must give notice of our intent to exercise by December 12, 2001. We also have the right of first refusal through December 31, 2001, to repurchase the three Emeritrust communities we had previously owned.

Although the funding obligations described above include management fees that we earned under the management agreements, we do not recognize these management fees as revenue in our consolidated financial statements to the extent we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligations under the agreements, less the applicable management fees, as additional expense in our consolidated financial statements under the category "Other, net."

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement was effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of this standard did not impact the financial position or results of operations of Emeritus.

Subsequent Events

In April 2001, we obtained a 30-day extension on $73.2 million of long-term debt, which now matures May 29, 2001. We are in active negotiations with the lender to provide a longer-term, equitable extension or refinancing of the entire debt balance. As of yet, no permanent resolution has been achieved.

In May 2001, we announced an offer to exchange options under our Amended and Restated 1995 Stock Incentive Plan (the "Stock Incentive Plan") held by current employees, including executive officers, for new options to be granted under the Stock Incentive Plan and new option letter agreements. Under the offer, employees must tender all or none of their options in exchange for new options subject to the same number of shares of common stock as the options tendered for exchange. The new options will be granted on or about the first business day that is at least six months and one day after the date tendered options are accepted for exchange. The new options will have an exercise price equal to the higher of the fair market value of Emeritus common stock on the date of grant or $1.50 and will fully vest 2 1/2 years from the date the new options are granted under the following schedule: 33 1/3 percent will vest six months after the date of grant; 33 1/3 percent will vest 18 months after the date of grant; and 33 1/3 percent will vest 30 months after the date of grant. In all other respects, the terms of the new options will be the same as the terms of the options tendered for exchange.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

Until 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. Having achieved our growth objective, during 1999 and 2000, and continuing into 2001, we have substantially reduced our pace of acquisition and development activities to concentrate on improving our operations, by stabilizing occupancy and increasing our average revenue per unit.

In our consolidated portfolio, our rate enhancement program brought about an increase in average monthly revenue per occupied unit from $2,163 for the first quarter of 2000 to $2,346 for the first quarter of 2001. This represents an average increase of $183 per month per occupied unit, or 8%. Total occupied units increased by 193 units between March 31, 2000, and March 31, 2001. The average occupancy rate declined slightly from 87.0% during the first quarter of 2000 to 85.4% in the first quarter of 2001.

In our total operated portfolio, our rate enhancement program brought about a stronger increase in average monthly revenue per occupied unit from $2,035 for the first quarter of 2000 to $2,231 for the first quarter of 2001. This represents an average increase of $196 per month per occupied unit, or 10%. Total occupied units increased by 1,020 units between March 31, 2000, and March 31, 2001. The average occupancy rate increased slightly from 81.0% during the first quarter of 2000 to 82.5% in the first quarter of 2001.

We intend to continue a selective growth strategy by only acquiring and developing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings.

The following table sets forth a summary of our property interests.

                                            As of December 31,            As of December 31,        As of March 31,
                                                 1999                           2000                      2001
                                   -----------------------------     -------------------------   --------------------
                                        Buildings        Units         Buildings       Units       Buildings   Units
                                   -----------------------------     -------------------------   --------------------
Owned (3)                                        16        1,572                16       1,579            16    1,579
Leased (3)                                       40        3,302                45       3,700            45    3,700
Managed/Admin Services                           68        6,247                69       6,528            69    6,528
Joint Venture/Partnership                         5          605                 5         605             5      605
                                   -----------------------------     -------------------------   --------------------
     Operated Portfolio                         129       11,726               135      12,412           135   12,412

     Percentage Increase (1)                     14%          18%                5%          6%            0%       0%

Pending Acquisitions                              2          206                --          --            --       --
New Developments (2)                              6          604                 2         200             3      320
                                   -----------------------------     -------------------------   --------------------
     Total                                      137       12,536               137      12,612           138   12,732
                                   -----------------------------     -------------------------   --------------------
     Percentage Increase
        (decrease) (1)                          (12%)         (5%)               0%          1%            1%       1%

--------

(1) The percentage increase (decrease) indicates the change from the prior period.

(2) The three communities under development at March 31, 2001, are being developed by third parties, but will be managed by us upon completion.

(3)  Included in our consolidated portfolio of communities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS-CONTINUED

We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. Inflation or other circumstances that adversely affect seniors' ability to pay for assisted living services could therefore have an adverse effect on our business. All sources of revenue other than residents' private resources constitute less than 10% of our total revenues.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS-CONTINUED

We have incurred net operating losses and negative cash flows from operating activities since our inception. As of March 31, 2001, we had an accumulated deficit of approximately $134.8 million. These losses resulted from a number of factors, including:

     . occupancy levels at our communities that were lower for longer periods than we originally anticipated;

     . financing costs that we incurred as a result of multiple financing and refinancing transactions;

     . administrative and corporate expenses that we increased to facilitate our growth and maintain operations.

During 1998, we decided to reduce acquisition and development activities and dispose of select communities that had been operating at a loss. We believe that slowing our acquisition and development activities has enabled us to use our resources more efficiently and increase our focus on enhancing community operations.

Meditrust Transactions

In December 1998, we disposed of our leasehold interest in 22 leased communities and three owned communities ("the Emeritrust communities"). The Emeritrust communities were sold to an entity in which a principal shareholder is an investor. Pursuant to the transaction, we manage all 25 communities under a three-year management contract and receive management fees of 5% of revenues and an additional 2% of revenues contingent upon the communities' achieving positive cash flows as defined in the management agreement. The management agreement provides us an option to purchase the 22 previously leased communities at a formula price and a right of first refusal on the three previously owned communities. The management agreement further requires us to fund cash deficiencies to the extent the Emeritrust communities generate cash operating losses in excess of the $4.5 million that was funded by the Emeritrust investor group. In 1999, our funding obligation under this arrangement was $1.9 million. In 2000, our funding obligation was $4.9 million, including $2.1 million in management fees that we earned. For the quarter ended March 31, 2001, our funding obligation was $387,000, including $566,000 of management fees that we earned under the management agreement. Previously deferred gains and the gain on this transaction, collectively total approximately $13 million and have been deferred, given our continuing financial involvement as stipulated in the management agreement.

In March 1999, we completed the disposition of our leasehold interests in 21 additional communities, consisting of 16 currently operational communities and five development communities ("the Emeritrust II communities"). The Emeritrust II communities were sold to an entity in which a principal shareholder is an investor. Pursuant to the transaction, we manage all 21 communities under a three-year management contract and receive management fees of 5% of revenues and an additional 2% of revenues, contingent upon the communities' achieving positive cash flows. The management agreement provides us an option to purchase the communities at a formula price. The management agreement further requires us to fund cash operating losses to the extent the five development communities individually generate cash deficiencies in excess of $500,000 each. There is no funding obligation for the 16 operational communities. In 1999, the Emeritrust II development communities did not generate cash operating losses in excess of the amounts funded by the Emeritrust II investor group, and therefore, no funding obligation was required of us. In total, the Emeritrust II communities generated $1.5 million in management fee revenue. In 2000, our funding obligation for the five Emeritrust II development communities was $1.6 million, including $360,000 of management fees that we earned. The 16 remaining operating communities generated $1.9 million in management fee revenue. For the quarter ended March 31, 2001, our funding obligation for the Emeritrust II development communities was $148,000, including $114,000 of management fees that we earned under the management agreement. For the remaining operating communities, we earned management fee revenue of $472,000 under the management agreement.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

We retain certain rights to reacquire the Emeritrust and Emeritrust II communities as described above. For both the Emeritrust and Emeritrust II communities we must give notice of our intent to exercise by December 12, 2001. We also have the right of first refusal through December 31, 2001, to repurchase the three Emeritrust communities we had previously owned.

Although the funding obligations described above include management fees that we earned under the management agreements, we do not recognize these management fees as revenue in our consolidated financial statements to the extent we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligations under the agreements, less the applicable management fees, as additional expense in our consolidated financial statements under the category "Other, net."

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

                                                                                                           Period to Period
                                                                                                              Percentage
                                                                                                         Increase (Decrease)
                                                                      Percentage of Revenues                 Three Months
                                                                        Three Months Ended                      Ended
                                                                            March 31,                         March 31,
                                                             -------------------------------------    -----------------------
                                                                    2000                2001                  2000-2001
                                                             -----------------    ----------------    -----------------------
Revenues..................................................               100.0%              100.0%                      13.8%

Expenses:
  Community operations....................................                65.3                59.3                        3.5
  General and administrative..............................                12.3                12.0                       10.9
  Depreciation and amortization...........................                 5.4                 4.7                       (2.1)
  Rent....................................................                19.4                19.5                       14.2
                                                             -----------------    ----------------    -----------------------
    Total operating expenses..............................               102.4                95.5                        6.1
                                                             -----------------    ----------------    -----------------------
    Income (loss) from operations.........................                (2.4)                4.5                     (307.4)
                                                             -----------------    ----------------    -----------------------
Other income (expense):
  Interest income.........................................                 1.2                  .7                      (34.2)
  Interest expense........................................               (11.9)              (10.2)                      (2.9)
  Other, net..............................................                (4.2)               (1.1)                     (70.6)
                                                             -----------------    ----------------    -----------------------
    Net other expense ....................................               (14.9)              (10.6)                     (19.4)
                                                             -----------------    ----------------    -----------------------

    Net loss..............................................               (17.3)%              (6.1)%                   ( 60.0)%
                                                             =================    ================    =======================

Three months ended March 31, 2001, compared to three months ended March 31, 2000

Total Operating Revenues: Total operating revenues for the three months ended March 31, 2001, increased by $4.2 million from $30.6 million to $34.8 million, or 13.8%, from the comparable period in 2000. The change in revenue is a result of the increases in the number of occupied units and increases in the average monthly revenue per unit due to our rate enhancement program. This

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

increase in revenue would have been higher were it not for the small decrease in the occupancy rate of 1.6 percentage points from 87.0% for the first quarter of 2000 to 85.4% for the first quarter of 2001. Our total operating revenue increase was augmented by an increase in management fee revenue of $450,000 during the first quarter of 2001, due in part to the reduction of our funding obligation related to certain managed communities discussed below in Other, net.

Community Operations: Community operating expenses for the three months ended March 31, 2001, increased $692,000 from $19.9 million to $20.6 million, or 3.5%, for the comparable period in 2000. The increase in community operating expenses is generally a result of increased capacity in our portfolio of communities as of March 31, 2001, over the comparable period in 2000. The increased number of communities has increased costs associated with facility administration, resident food costs and utilities. In addition, we have experienced higher than normal utility costs and casualty insurance premiums. Community operating expenses as a percentage of total operating revenues declined from 65.3% in the first quarter of 2000 compared to 59.3% in the first quarter of 2001, partially as a result of increased revenues.

General and Administrative: General and Administrative (G&A) expenses for the three months ended March 31, 2001, increased $411,000 from $3.8 million to $4.2 million, or 10.9%, for the comparable period in 2000. G&A expenses increased primarily due to increased salaries, insurance rates, and telephone expense. As a percentage of total operating revenues, G&A expenses decreased to 12.0% for the three months ended March 31, 2001, compared to 12.3% for the quarter ended March 31, 2000, partially as a result of increased revenues.

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 2001 were $1.6 million, or 4.7% of total operating revenues, compared to $1.7 million, or 5.4% of total operating revenues for the comparable period in 2000, for a total decrease of $34,000, or 2.1%. The decrease is principally the result of a decrease in the depreciable asset base due to the sale and leaseback of one community with its attendant furnishings and equipment during the first quarter of 2001. The decrease in the percentage of revenues is due to the increased revenues from the smaller depreciable asset base.

Rent: Rent expense for the three months ended March 31, 2001, was $6.8 million compared to $5.9 million for the comparable period of 2000. This represents an increase of $847,000, or 14.2%. The increase is primarily attributable to the number of communities under leasing arrangements. We leased 45 communities as of March 31, 2001, compared to 40 communities as of March 31, 2000. Rent as a percentage of revenues was essentially unchanged for the three months ended March 31, 2000 and 2001, respectively.

Interest Income: Interest income for the three months ended March 31, 2001, was $240,000 versus $365,000 for the comparable period of 2000. This represents a decrease of $125,000, or 34.2%, and is attributable to a decrease in cash and cash equivalents available for interest-bearing, short-term investments.

Interest Expense: Interest expense for the three months ended March 31, 2001, was $3.5 million compared to $3.6 million for the comparable period of 2000. This is a decrease of $105,000, or 2.9%. The decrease is attributable to lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense amounted to 11.9% and 10.2% for the three months ended March 31, 2000 and 2001, respectively, reflecting increased revenues in the first quarter of 2001.

Other, net: Other, net (a net expense) decreased by $902,000, or 70.6%, from $1.3 million for the quarter ended March 31, 2000 to $375,000 for the quarter ended March 31, 2001. Our net obligation to fund operating deficits for the Emeritrust managed communities declined from $850,000 for the first quarter of 2000 to $230,000 for the first quarter of 2001, a reduction of $620,000. As indicated above under "Total Operating Revenues", the reduction in funding obligation also enabled us to realize $296,000 in management fees for the first quarter of 2001 from the Emeritrust communities where no such fees were realized in the comparable prior year quarter. This contributed to the increase in management fee revenue referred to above.

Preferred dividends: For the three months ended March 31, 2001, the preferred dividends were $1.6 million as compared to $1.1 million for the comparable period of 2000, for an increase of $536,000, or 49.9%. The primary reason for this is that we are accruing dividends for both the Series A and Series B preferred stock at an appreciated default rate due to non-payment of dividends on specified dividend dates as specified in the respective shareholder agreements.

Same Community Comparison

We operated 57 communities on a comparable basis during both the three months ended March 31, 2000 and 2001. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended March 31, 2000 and 2001.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

                                                                          Three months Ended March 31,
                                                                                 (In thousands)

                                                                              Dollar         Percentage
                                               2000             2001          Change           Change
                                         --------------   --------------   ------------    --------------
Revenue...............................          $27,567          $29,811         $2,244                 8%
Community operating expenses..........           17,720           18,111            391                 2
                                         --------------   --------------   ------------    --------------
   Community operating income.........            9,847           11,700          1,853                19
                                         --------------   --------------   ------------    --------------
Depreciation and amortization.........            1,320            1,366             46                 3
Rent..................................            5,647            5,849            202                 4
                                         --------------   --------------   ------------    --------------
     Operating income.................            2,880            4,485          1,605                56
                                         --------------   --------------   ------------    --------------
Interest expense, net.................            2,771            2,711            (60)               (2)
Other expense.........................               50              230            180               360
                                         --------------   --------------   ------------    --------------
     Net profit.......................          $    59          $ 1,544         $1,485             2,517%
                                         ==============   ==============   ============    ==============


The same communities represented $29.8 million or 86% of our total revenue for the first quarter of 2001. Same community revenues increased by $2.2 million or 8% for the quarter ended March 31, 2001, from the comparable period in 2000. The increase in revenue is attributable to the operational success of our rate enhancement program which yielded 14% or $284 per unit increase in same community average monthly revenue per unit to $2,362 per unit for the quarter ended March 31, 2001, from $2,078 per unit for the comparable quarter in 2000. These results were partially offset by a decline in average occupancy from 87.5% in the first quarter of 2000 to 85.0% in the first quarter of 2001. For the quarter ended March 31, 2001, we increased our net profit to $1.5 million from $59,000 for the comparable period of 2000. The improvement is primarily attributable to an improvement in community operating margin due to our shift in operational focus from driving high occupancy to improved cost control measures and rate enhancement.

Liquidity and Capital Resources

For the three months ended March 31, 2001, net cash used in operating activities was $786,000 compared to $5.3 million for the comparable period in the prior year. The primary component of this operating use of cash was the net loss of $2.1 million and $5.3 million in the three months ended March 31, 2001 and 2000, respectively.

Net cash provided by investing activities amounted to $767,000 for the three months ended March 31, 2001, and was comprised primarily of proceeds received from the sale/leaseback of one community. Net cash used in investing activities amounted to $9.1 million for the three months ended March 31, 2000, primarily due to the acquisition of property and equipment of $8.5 million.

For the three months ended March 31, 2001, net cash used in financing activities was $1.9 million primarily from short-term and long-term debt repayments. For the three months ended March 31, 2000, net cash provided by financing activities was $17.3 million primarily from the agreement with Saratoga Partners that removed the restriction of $13.5 million in cash, and the financing of one new community, partially offset by debt repayment.

We have incurred significant operating losses since our inception. To date, we have been unable to stabilize operations and occupancy at levels that would generate positive cash flow or earnings. Therefore, we are dependent on third party financing or disposition of assets to fund operations. We cannot guarantee that third party financing or disposition of assets will be available timely or at all, or on terms attractive to the Company. In addition, as of March 31, 2001, our working capital deficit was approximately $81 million, due in part to $73.2 million of mortgage debt that was extended for 30 days and currently matures on May

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--CONTINUED

29, 2001. We are in current negotiations with the lender regarding a longer-term extension of the maturity date and/or refinancing of the debt's principal, but we have reached no agreement at this time and have no alternative commitment for refinancing. If we are unable to extend the maturity of this debt, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the ten assisted living properties that secure this debt. In addition, many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Such cross-default provisions affect 35 assisted living properties that we own or lease. Accordingly, our inability to extend the debt due in May could have a further material adverse effect on our financial condition if any other lender or lessor notifies us of our default under any debt instrument or lease.

The foregoing factors raise doubt about our ability to continue as a going concern. We are pursuing several initiatives to mitigate this doubt, including continued discussions regarding extension of the debt now due in May and conducting advance discussions with other lenders and lessors that may be affected by cross-default provisions. We are taking further steps to stabilize operations at positive cash flow levels, including implementing rate increases and pursuing additional programs to increase occupancy, and if necessary, the sale of selected assets.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At March 31, 2001, our variable rate borrowings totaled $77.1 million. If market interest rates average 2% more in 2001 than they did in 2000, our interest expense and net loss would increase $1.5 million.

This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of March 31, 2001, and does not consider changes in the actual level of borrowings that may occur subsequent to March 31, 2001. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, our current funding requirements for the Emeritrust communities and the development communities of Emeritrust II, nor does it consider actions that management could take with respect to our financial structure to mitigate the exposure to such a change.


                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2000, Emeritus began arbitration proceedings with Corio Inc. ("Corio") in connection with a contract dispute. In 1999, we entered into an agreement with Corio, pursuant to which Corio would plan, implement, and finalize our new accounting software program. In March 2000, Emeritus canceled the implementation of the program prior to its completion. Corio asserted a claim for breach of contract for $1.4 million, requesting payment of the full contract value. Both parties contacted AAA Arbitration as specified in the leasing and service contract, and the dispute was settled in February 2001 for $500,000, representing reimbursement for actual expenditures incurred by Corio. Payment is to be remitted over a three-year term as follows: $300,000 in 2001, $150,000 in 2002, and $50,000 in 2003. This balance was accrued and included in the consolidated financial statements for the year ended December 31, 2000. As of March 31, 2001, no payments had been made and the entire balance is reflected in the condensed consolidated financial statements for the three months then ended. However, a payment of $250,000 was made on April 2, 2001, which will be reflected in subsequent financial statements.


Items 2-6 are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001

                                           EMERITUS CORPORATION
                                           (Registrant)


                                             /s/ Raymond R. Brandstrom
                                     ----------------------------------------
                                     Raymond R. Brandstrom, Vice President of
                                     Finance, Chief Financial Officer, and
                                     Secretary