Form 10-Q
period 2001-06-30
EMERITUS CORP\WA\
filed 2001-08-14
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


(Mark  One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended June 30, 2001

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


As of July 31, 2001, there were 10,180,626 shares of the Registrant's Common Stock, par value $.0001, outstanding.

                              EMERITUS CORPORATION

                                      INDEX


                         Part I.  Financial Information

Item 1.  Financial Statements:                                         Page  No.
                                                                       ---------

Condensed Consolidated Balance Sheets as of June 30, 2001, and
December 31, 2000                                                              1

Condensed Consolidated Statements of Operations for the
Three Months and Six Months ended June 30, 2001 and 2000                       2

Condensed Consolidated Statements of Cash Flows for the Six
Months ended June 30, 2001 and 2000                                            3

Notes to Condensed Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             6


Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13


                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     13

     Signature                                                                14


Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.


                                              EMERITUS CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)


                                                     ASSETS
                                                                                      June 30,    December 31,
                                                                                        2001          2000
                                                                                     ----------  --------------
                                                                                    (unaudited)
Current Assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,297   $       7,496
 Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,390             425
 Current portion of restricted deposits . . . . . . . . . . . . . . . . . . . . . .        780             361
 Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . .      1,166           1,817
 Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,930           4,969
 Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .      4,158           3,072
 Property held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,973           6,475
                                                                                     ----------  --------------
 Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,694          24,615
                                                                                     ----------  --------------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .    132,319         134,762
Property held for development . . . . . . . . . . . . . . . . . . . . . . . . . . .        312             310
Notes receivable from and investments in affiliates . . . . . . . . . . . . . . . .      3,576           4,380
Restricted deposits, less current portion . . . . . . . . . . . . . . . . . . . . .      5,283           5,907
Lease acquisition costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,625           5,983
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,670           2,122
                                                                                     ----------  --------------
 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 169,479   $     178,079
                                                                                     ==========  ==============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $       1,650
 Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .     75,558          80,978
  Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,651           3,143
 Accrued employee compensation and benefits . . . . . . . . . . . . . . . . . . . .      2,738           2,449
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,039           2,991
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,981           1,806
 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,254           9,221
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,293           3,544
                                                                                     ----------  --------------
 Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    100,514         105,782
                                                                                     ----------  --------------
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,220           2,132
Deferred gain on sale of communities. . . . . . . . . . . . . . . . . . . . . . . .     18,532          17,709
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . .     61,386          60,499
Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,000          32,000
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        405             256
                                                                                     ----------  --------------
 Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    215,057         218,378
                                                                                     ----------  --------------
Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        408             504
Redeemable preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,000          25,000
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . . .          -               -
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    30,609 and 30,609 at June 30, 2001, and December 31, 2000, respectively . . . .          -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,150,598 and 10,120,045 shares at June 30, 2001, and
    December 31, 2000, respectively . . . . . . . . . . . . . . . . . . . . . . . .          1               1
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     66,995          66,373
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . .       (122)         (1,087)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (137,860)       (131,090)
                                                                                     ----------  --------------
 Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (70,986)        (65,803)
                                                                                     ----------  --------------
 Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . . . .  $ 169,479   $     178,079
                                                                                     ==========  ==============

          See accompanying Notes to Condensed Consolidated Financial Statements
             and Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                                EMERITUS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                        (In thousands, except per share data)

                                               Three Months        Six Months
                                              ended June 30,      ended June 30,
                                              2001      2000      2001      2000
                                            --------  --------  --------  ---------
Revenues:
  Community revenue. . . . . . . . . . . .  $32,728   $28,842   $65,504   $ 57,923
  Other service fees . . . . . . . . . . .      523       363       990        760
  Management fees. . . . . . . . . . . . .    1,926     1,145     3,464      2,233
                                            --------  --------  --------  ---------
          Total operating revenues . . . .   35,177    30,350    69,958     60,916

Expenses:
  Community operations . . . . . . . . . .   19,900    18,345    40,547     38,300
  General and administrative . . . . . . .    4,670     3,696     8,837      7,452
  Depreciation and amortization. . . . . .    1,673     1,709     3,297      3,367
  Rent . . . . . . . . . . . . . . . . . .    6,792     5,978    13,584     11,923
                                            --------  --------  --------  ---------
          Total operating expenses . . . .   33,035    29,728    66,265     61,042
                                            --------  --------  --------  ---------
          Income (loss) from operations. .    2,142       622     3,693       (126)

Other income (expense):
  Interest income. . . . . . . . . . . . .      318       329       558        694
  Interest expense . . . . . . . . . . . .   (3,535)   (3,753)   (7,068)    (7,391)
  Other, net . . . . . . . . . . . . . . .     (347)     (780)     (722)    (2,057)
                                            --------  --------  --------  ---------
          Net other expense. . . . . . . .   (3,564)   (4,204)   (7,232)    (8,754)
                                            --------  --------  --------  ---------

          Net loss . . . . . . . . . . . .   (1,422)   (3,582)   (3,539)    (8,880)

Preferred stock dividends. . . . . . . . .    1,620     1,089     3,231      2,164
                                            --------  --------  --------  ---------
          Net loss to common shareholders.  $(3,042)  $(4,671)  $(6,770)  $(11,044)
                                            ========  ========  ========  =========

Loss per common share - basic and diluted:

    Loss before preferred stock dividends.  $ (0.14)  $ (0.35)  $ (0.34)  $  (0.88)

    Preferred stock dividends. . . . . . .    (0.16)    (0.11)    (0.32)     (0.21)
                                            --------  --------  --------  ---------
Loss per common share. . . . . . . . . . .  $ (0.30)  $ (0.46)  $ (0.66)  $  (1.09)
                                            ========  ========  ========  =========

Weighted average number of common shares
      outstanding - basic and diluted. . .   10,151    10,079    10,136     10,138
                                            ========  ========  ========  =========

          See accompanying Notes to Condensed Consolidated Financial Statements
            and Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                                       EMERITUS CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                          (In thousands)

                                                                                  Six Months
                                                                                 ended June 30,
                                                                                 2001      2000
                                                                               --------  ---------
Net cash used in operating activities (including changes in all operating assets and liabilities). . . . . . . . . . . . . . . . . . . . . . . . .  $(1,762)  $ (3,963)

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . .     (767)    (9,494)
  Acquisition of property held for development. . . . . . . . . . . . . . . .       (2)      (564)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .    1,014        609
  Increase in lease acquisition costs . . . . . . . . . . . . . . . . . . . .     (126)         -
  Construction expenditures - leased communities. . . . . . . . . . . . . . .        -       (197)
  Repayments from (advances to) affiliates and other managed communities. . .    4,267        (94)
  Investment in Senior Med. . . . . . . . . . . . . . . . . . . . . . . . . .        -     (1,303)
                                                                               --------  ---------
          Net cash provided by (used in)  investing activities. . . . . . . .    4,386    (11,043)
                                                                               --------  ---------

Cash flows from financing activities:
  Increase (decrease) in restricted deposits. . . . . . . . . . . . . . . . .      205       (793)
  Decrease in restricted cash . . . . . . . . . . . . . . . . . . . . . . . .        -     13,500
  Payments related to the sale of preferred stock . . . . . . . . . . . . . .        -       (503)
  Repayment of short-term borrowings. . . . . . . . . . . . . . . . . . . . .   (1,650)    (1,000)
  Debt issue and other financing costs. . . . . . . . . . . . . . . . . . . .       (7)       (86)
  Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . .      144      7,800
  Repayment of long-term borrowings . . . . . . . . . . . . . . . . . . . . .   (1,515)    (2,118)
  Payment of dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -     (3,308)
  Repurchase of common stock. . . . . . . . . . . . . . . . . . . . . . . . .        -     (1,245)
                                                                               --------  ---------
          Net cash provided by (used in) financing activities . . . . . . . .   (2,823)    12,247
                                                                               --------  ---------

          Effect of exchange rate changes on cash . . . . . . . . . . . . . .        -         (3)
                                                                               --------  ---------
          Net increase (decrease) in cash and cash equivalents. . . . . . . .     (199)    (2,762)

Cash and cash equivalents at the beginning of the period. . . . . . . . . . .    7,496     12,860
                                                                               --------  ---------

Cash and cash equivalents at the end of the period. . . . . . . . . . . . . .  $ 7,297   $ 10,098
                                                                               ========  =========

Supplemental disclosure of cash flow information cash paid during the period
    for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,231   $  6,971
                                                                               ========  =========

Noncash investing and financing activities:
  Transfer of property and equipment from (to) property held for sale . . . .  $    18   $    (50)
                                                                               ========  =========

Note receivable from buyer in sale/leaseback. . . . . . . . . . . . . . . . .  $   635   $      -
                                                                               ========  =========

Assumption of debt by buyer in sale/leaseback . . . . . . . . . . . . . . . .  $ 3,162   $      -
                                                                               ========  =========

Unrealized holding gains (losses) in investment securities. . . . . . . . . .  $   965   $   (382)
                                                                               ========  =========

Accrued preferred stock dividends . . . . . . . . . . . . . . . . . . . . . .  $ 3,231   $  2,164
                                                                               ========  =========

          See accompanying Notes to Condensed Consolidated Financial Statements
            and Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS  OF  PRESENTATION

The unaudited interim financial information furnished below, in the opinion of our management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000. We presume that those reading this interim financial information have read or have access to our 2000 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2000 Form 10-K filed April 2, 2001, and amended on April 30, 2001. Therefore, we have omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

PROPERTY  HELD  FOR  SALE

Emeritus  currently  has  three  properties  being  held  for  sale.

LONG-TERM  DEBT

The current portion of long-term debt includes approximately $73.0 million of mortgage debt that originally matured in April 2001. On June 6, 2001, we reached an agreement with the lender to extend the maturity date to December 14, 2001. We may further extend the maturity date to May 31, 2002, provided that we pay down the mortgage debt by at least $30 million on or before December 14, 2001. In the alternative, we can provide a commitment for alternative mortgage financing in the amount of at least $30 million for three designated properties secured by the mortgage debt or provide an executed agreement to sell those three properties to a third party for at least $30 million, provided such financing or sale closes on or before March 15, 2002. Subject to paying a fee equal to 1% of the outstanding loan balance on or before May 31, 2002, we may further extend the maturity to May 31, 2003. Subject to our exercise of the applicable extension, the agreement requires us to (i) make principal payments of $200,000 per month, from June 2001 through May 2002 and $250,000 per month from June 2002 through May 2003 and (ii) pay interest at floating rate equal to the Eurodollar Rate plus 3% through May 2002 and the Eurodollar Rate plus 4% from June 2002 through May 2003. We are currently in discussions with other potential lenders regarding meeting the December 14, 2001, requirement in a timely manner.

LOSS  PER  SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. We have calculated loss per common share on a dilutive basis without consideration of 8,087,358 and 8,411,928 common shares at June 30, 2001 and 2000, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

UNREALIZED  HOLDING  GAINS  (LOSSES)  ON  INVESTMENT  SECURITIES

The change in unrealized holding gains (losses) on investment securities for the six-month period ended June 30, 2001, represents the change in value of our investment in ARV Assisted Living, Inc.

                              EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)


OTHER  COMPREHENSIVE  INCOME

Other comprehensive income includes the following transactions for the three-month and six-month periods ended June 30, 2001 and 2000, respectively (in thousands):


                                                        Three Months   Six Months
                                                           ended          ended
                                                          June 30,       June 30,
                                                       2001    2000   2001    2000
                                                       -----  ------  -----  ------
  Other comprehensive income (loss):
     Foreign currency translation adjustments . . . .  $  -   $  -    $  -   $  (3)
     Unrealized holding gains (losses) on investment
         securities . . . . . . . . . . . . . . . . .    861   (351)    965   (382)
            Total other comprehensive income (loss) .  $ 861  $(351)  $ 965  $(385)
                                                       =====  ======  =====  ======

STOCK  OPTIONS

In May 2001, we announced an offer to exchange options under our Amended and Restated 1995 Stock Incentive Plan (the "Stock Incentive Plan") held by current employees, including executive officers, for new options to be granted under the Stock Incentive Plan and new option letter agreements. Under the offer, employees were required to tender all or none of their options in exchange for new options subject to the same number of shares of common stock as the options tendered for exchange. Approximately 99% of outstanding options were exchanged. The new options will be granted on or about December 12, 2001, the first business day that is at least six months and one day after the date tendered options were accepted for exchange. The new options will have an exercise price equal to the higher of the fair market value of Emeritus common stock on the date of grant or $1.50 and will fully vest 2 years from the date the new options are granted under the following schedule: 33 1/3 percent will vest six months after the date of grant; 33 1/3 percent will vest 18 months after the date of grant; and 33 1/3 percent will vest 30 months after the date of grant. In all other respects, the terms of the new options will be the same as the terms of the options tendered for exchange.

NEW  ACCOUNTING  PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001, must be accounted for as a purchase. In accordance with SFAS 142, for business combinations that are consummated after June 30, 2001, goodwill and intangible assets with indefinite lives should not be amortized and other identified intangibles with definite lives should be amortized over their useful lives. Additionally, any amounts of goodwill or other intangible assets with indefinite lives that were amortized in previous business combinations should be reclassified upon adoption of SFAS 142. Adoption of SFAS 141 is required by July 1, 2001, and adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001. We have had no business combinations accounted for other than as a purchase and we have no goodwill or other intangible assets with indefinite lives. Unless and until we enter into a business combination that gives rise to goodwill or intangible assets with indefinite lives, these pronouncements will have no material affect on our financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. During 1999 and 2000, and continuing into 2001, we have substantially reduced our pace of acquisition and development activities to concentrate on improving our operations and increasing occupancy and our average revenue per unit.

In our consolidated portfolio, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,374 for the first two quarters of 2001 from $2,172 for the first two quarters of 2000. This represents an average revenue increase of $202 per month per occupied unit, or 9%. Total occupied units increased by 292 units between June 30, 2001 and June 30, 2000 primarily as a result of leasing four previously managed communities and disposing of one community. The average occupancy rate declined slightly to 84.8% in the first two quarters of 2001 from 86.0% during the first two quarters of 2000.

In our total operated portfolio, which includes managed communities, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,261 for the first two quarters of 2001 from $2,058 for the first two quarters of 2000. This represents an average revenue increase of $203 per month per occupied unit, or 10%. The average occupancy rate decreased slightly to 82.0% in the first two quarters of 2001 from 82.2% during the first two quarters of 2000.

We intend to continue a selective growth strategy through acquiring and developing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings.

The  following  table  sets  forth  a  summary  of  our  property  interests.

                                              As of June 30,   As of December 31,  As of December 31,
                                                  2001                 2000                 1999
                                         ------------------- -------------------  -------------------
                                         Buildings    Units   Buildings    Units   Buildings    Units
                                         ----------  -------  ----------  -------  ----------  -------
Owned (1) . . . . . . . . . . . . . . .         16    1,579          16    1,579          16    1,572
Leased (1). . . . . . . . . . . . . . .         44    3,629          45    3,700          40    3,302
Managed/Admin Services. . . . . . . . .         71    6,710          69    6,528          68    6,247
Joint Venture/Partnership . . . . . . .          5      605           5      605           5      605
                                         ----------  -------  ----------  -------  ----------  -------
     Operated Portfolio . . . . . . . .        136   12,523         135   12,412         129   11,726

     Percentage increase (2). . . . . .          1%       1%          5%       6%         14%      18%

Pending Acquisitions                                                                       2      206
New Developments (3). . . . . . . . . .          2      220           2      200           6      604
                                         ----------  -------  ----------  -------  ----------  -------
     Total. . . . . . . . . . . . . . .        138   12,743         137   12,612         137   12,536
                                         ----------  -------  ----------  -------  ----------  -------

     Percentage increase (decrease) (2)          1%       1%          0%       1%       (12%)     (5%)

--------
(1)  Included in our consolidated portfolio of communities.
(2) The percentage increase (decrease) indicates the change from the prior period.
(3) The two communities under development at June 30, 2001, are being developed by third parties, but will be managed by us upon completion.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS --CONTINUED

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

We have incurred net operating losses and negative cash flows from operating activities since our inception. As of June 30, 2001, we had an accumulated deficit of approximately $137.9 million. These losses resulted from a number of factors, including:

- occupancy levels at our communities that were lower for longer periods than we originally anticipated;

- financing costs that we incurred as a result of multiple financing and refinancing transactions;

- administrative and corporate expenses that we increased to facilitate our growth and maintain operations.

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


                                                                        Period to Period
                                         Percentage of Revenues    Percentage Increase (Decrease)
                                       Three Months     Six Months   Three Months  Six Months
                                          ended           ended          ended       ended
                                         June 30,        June 30,       June 30,    June 30,
                                        --------        --------       --------     --------
                                      2001    2000     2001    2000    2000-2001   2000-2001
Revenues. . . . . . . . . . . . . .  100.0%   100.0%  100.0%   100.0%       15.9%       14.8%
Expenses:
     Community operations . . . . .   56.5     60.5    58.0     62.9         8.5         5.9
     General and administrative . .   13.3     12.2    12.7     12.2        26.3        18.6
     Depreciation and amortization.    4.8      5.6     4.7      5.5        (2.1)       (2.1)
     Rent . . . . . . . . . . . . .   19.3     19.7    19.4     19.6        13.6        13.9
         Total operating expenses .   93.9     98.0    94.8    100.2        11.1         8.6
                                     ------  -------  ------  -------  ----------  ----------
Income (loss) from operations . . .    6.1      2.0     5.2     (0.2)      244.5    (3,031.0)
Other income (expense)
     Interest income. . . . . . . .    0.9      1.1     0.8      1.1        (3.3)      (19.6)
     Interest expense . . . . . . .  (10.0)   (12.4)  (10.1)   (12.1)       (5.8)       (4.4)
     Other, net . . . . . . . . . .   (1.0)    (2.6)   (1.0)    (3.4)      (55.5)      (64.9)
         Net other expense. . . . .  (10.1)   (13.9)  (10.3)   (14.4)      (15.2)      (17.4)
                                     ------  -------  ------  -------  ----------  ----------

         Net loss . . . . . . . . .  (4.0%)  (11.9%)  (5.1%)  (14.6%)     (60.3%)     (60.1%)
                                     ======  =======  ======  =======  ==========  ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS --CONTINUED

Three  months  ended June 30, 2001, compared to three months ended June 30, 2000

Total Operating Revenues: Total operating revenues for the three months ended June 30, 2001, increased by $4.8 million to $35.2 million from $30.4 million for the comparable period in 2000, or 15.9%. The change in revenue is primarily the result of an increase in the number of occupied units through the leasing of four previously managed communities offset by the sale of one community and increases in the average monthly revenue per unit due to our rate enhancement program. Average monthly revenue per unit was $2,404 for the second quarter of 2001 compared to $2,183 for the comparable quarter of 2000, an increase of approximately 10%. These increases were partially offset by a small decline in the occupancy rate of 0.9 percentage points to 84.3% for the second quarter of 2001 from 85.5% for the second quarter of 2000. An increase in management fee revenue of $781,000 contributed to increased revenue, as improved performance of managed communities also allowed us to reduce our related funding obligation for these communities as discussed below in Other, net.

Community Operations: Community operating expenses for the three months ended June 30, 2001, increased $1.6 million to $19.9 million from $18.3 million for the comparable period in 2000, or 8.5%. This was generally due to the addition of four leased communities that had been formerly managed, offset by the sale of one community, and above average increases in utility costs and liability insurance premiums. Community operating expenses as a percentage of total operating revenue declined to 56.5% in the second quarter of 2001 from 60.5% in the second quarter of 2000, primarily as a result of increased revenues and cost containment measures.

General and Administrative: General and administrative (G&A) expenses for the three months ended June 30, 2001, increased $973,000 to $4.7 million from $3.7 million for the comparable period in 2000, or 26.3%. As a percentage of total operating revenues, G&A expenses increased to 13.3% for the three months ended June 30, 2001, compared to 12.2% for the three months ended June 30, 2000. Approximately $400,000 of the increase is attributable to accruals of certain employee expenses arising from changes in employee policies and reserves for certain payables, none of which items were individually material. Otherwise, G&A expenses rose primarily due to increases in the number of employees from an abnormally low level in 2000, normal increases in employee salaries and the effects of higher premiums and deductible levels associated with our liability insurance coverage, and telephone expense.

Depreciation and Amortization: Depreciation and amortization for the three months ended June 30, 2001, and June 30, 2000, were approximately $1.7 million. In 2001, this represents 4.8% of total operating revenues, compared to 5.6% for the comparable period in 2000. The decrease as a percentage of revenues is due to increased revenues. Rent: Rent expense for the three months ended June 30, 2001, was $6.8 million compared to $6.0 million for the comparable period of 2000, representing an increase of $814,000, or 13.6%. The increase is primarily attributable to the number of communities under leasing arrangements. We leased 44 communities as of June 30, 2001, compared to 40 communities as of June 30, 2000. Rent as a percentage of revenues was essentially unchanged for the three months ended June 30, 2001 and 2000, respectively.

Interest Income: Interest income for the three months ended June 30, 2001, was $318,000 versus $329,000 for the comparable period of 2000. This decrease is primarily attributable to a decrease in available invested cash and declining interest rates.

Interest Expense: Interest expense for the three months ended June 30, 2001, was $3.5 million compared to $3.7 million for the comparable period of 2000. This decrease of $218,000, or 5.8%, is primarily attributable to lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense declined to 10.0% from 12.4% for the three months ended June 30, 2001 and 2000, respectively, reflecting increased revenues in conjunction with lower interest rates in the second quarter of 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS --CONTINUED


Other, net: Other, net (a net expense) decreased by $433,000 to $347,000 for the quarter ended June 30, 2001, from $780,000 for the quarter ended June 30, 2000, or 55.5%. In December 1998 and March 1999, respectively, we began managing two groups of communities that we formerly leased or owned and, in connection with the management agreements, have obligations to fund operating deficits of these communities. We refer to these communities as the Emeritrust I and Emeritrust II Development communities. Our net obligation to fund operating deficits for the these communities declined to $50,000 for the second quarter of 2001, compared to an obligation of $336,000 in the second quarter of 2000, a reduction of $286,000. Under the management agreements, the reduction in funding obligation also enabled us to realize $579,000 in management fees for the second quarter of 2001 from these communities compared to $83,000 in the comparable period of 2000. This contributed to the increase in management fee revenue referred to in "Total Operating Revenues".

Preferred dividends: For the three months ended June 30, 2001, the preferred dividends were $1.6 million as compared to $1.1 million for the comparable period of 2000, for an increase of $531,000, or 48.8%. The primary reason for this is that we are accruing dividends for both the Series A and Series B preferred stock at higher rates due to non-payment of cash dividends on payment dates specified in the terms of the respective preferred stocks.

Six  months  ended  June  30,  2001,  compared to six months ended June 30, 2000

Total Operating Revenues: Total operating revenues for the six months ended June 30, 2001, increased by $9.1 million to $70.0 million from $60.9 million for the comparable period in 2000, or 14.8%. The change in revenue is primarily a result of an increase in the number of occupied units through the leasing of four previously managed communities offset by the disposition of one community and increases in the average monthly revenue per unit due to our rate enhancement program. These increases were partially offset by a small decline in the occupancy rate of 1.2 percentage points to 84.8% for the first two quarters of 2001 from 86.0% for the first two quarters of 2000. An increase in management fee revenue of $1.2 million contributed to increased revenue, as the improved performance of managed communities also allowed us to reduce our related funding obligation for these communities as discussed below in Other, net.

Community Operations: Community operating expenses for the six months ended June 30, 2001, increased $2.2 million to $40.5 million from $38.3 million for the comparable period in 2000, or 5.9%. The increase in community operating expenses is principally a result of the addition of four previously managed communities offset by the disposition of one community, and above average increases in utility costs and liability insurance premiums. Community operating expenses as a percentage of total operating revenue declined to 58.0% in the first two quarters of 2001 from 62.9% in the first two quarters of 2000, primarily as a result of increased revenues and cost containment measures.

General and Administrative: General and administrative (G&A) expenses for the six months ended June 30, 2001, increased $1.3 million to $8.8 million from $7.5 million for the comparable period in 2000, or 18.6 %. As a percentage of total operating revenues, G&A expenses increased to 12.7% for the six months ended June 30, 2001, compared to 12.2% for the six months ended June 30, 2000. Approximately $400,000 of the increase is attributable to accruals of certain employee expenses arising from changes in employee policies and reserves for certain payables, none of which items were individually material. Otherwise, G&A expenses rose primarily due to increases in the number of employees from an abnormally low level in 2000, normal increases in employee salaries, the effects of higher premiums and deductible levels associated with our liability insurance coverage, and telephone expense.

Depreciation and Amortization: Depreciation and amortization for the six months ended June 30, 2001, were $3.3 million, or 4.7% of total operating revenues, compared to $3.4 million, or 5.5% of total operating revenues for the comparable period in 2000, for a total decrease of $70,000, or 2.1%. The decrease is

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS --CONTINUED


principally the result of a decrease in the depreciable asset base due to the sale and leaseback of one community with its attendant furnishings and equipment during the first quarter of 2001.

Rent: Rent expense for the six months ended June 30, 2001, was $13.6 million compared to $11.9 million for the comparable period of 2000, representing an increase of $1.7 million, or 13.9%. The increase is primarily attributable to the number of communities under leasing arrangements. We leased 44 communities as of June 30, 2001, compared to 40 communities as of June 30, 2000. Rent as a percentage of revenues was essentially unchanged for the six months ended June 30, 2001 and 2000, respectively.

Interest Income: Interest income for the six months ended June 30, 2001, was $558,000 versus $694,000 for the comparable period of 2000. This represents a decrease of $136,000, or 19.6%, and is attributable to a decrease in available invested cash and declining interest rates.

Interest Expense: Interest expense for the six months ended June 30, 2001, was $7.1 million compared to $7.4 million for the comparable period of 2000. This decrease of $323,000, or 4.4%, is primarily attributable to lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense declined to 10.1% from 12.1% for the six months ended June 30, 2001 and 2000, respectively, reflecting increased revenues in conjunction with lower interest rates in the first two quarters of 2001.

Other, net: Other, net (a net expense) decreased by $1.3 million, or 64.9%, to $722,000 for the six months ended June 30, 2001, from $2.1 million for the six months ended June 30, 2000. In December 1998 and March 1999, respectively, we began managing two groups of communities that we formerly leased or owned and, in connection with the management agreements, have obligations to fund operating deficits of these communities. We refer to these communities as the Emeritrust I and Emeritrust II Development communities. Our net obligation to fund operating deficits for these communities declined to $280,000 for the first two quarters of 2001 from $1.2 million for the first two quarters of 2000, a reduction of $920,000. Under the management agreement, the reduction in funding obligation also enabled us to realize $875,000 in management fees for the first two quarters of 2001 from these communities compared to $83,000 in the comparable period of 2000. This contributed to the increase in management fee revenue referred to in "Total Operating Revenues".

Preferred dividends: For the six months ended June 30, 2001, the preferred dividends were $3.2 million as compared to $2.2 million for the comparable period of 2000, for an increase of $1.0 million, or 49.3%. The primary reason for this is that we are accruing dividends for both the Series A and Series B preferred stock at higher rates due to non-payment of cash dividends on payment dates specified in the terms of the respective preferred stocks.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS --CONTINUED

Same  Community  Comparison

We operated 57 communities on a comparable basis during both the three months ended June 30, 2001 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended June 30, 2001 and 2000.

                                     Three Months ended June 30,
                                           (In thousands)
                                                     Dollar   Percentage
                                2001       2000      Change     Change
                              ---------  ---------  --------  -----------
Revenue. . . . . . . . . . .  $ 30,056   $ 27,944   $ 2,112          7.6%
Community operating expenses   (17,588)   (17,343)     (245)         1.4
                              ---------  ---------  --------  -----------
  Community operating income    12,468     10,601     1,867         17.6
Depreciation & amortization.    (1,407)    (1,350)      (57)         4.2
Rent . . . . . . . . . . . .    (5,965)    (5,740)     (225)         3.9
                              ---------  ---------  --------  -----------
    Operating income . . . .     5,096      3,511     1,585         45.1
Interest expense, net. . . .    (2,548)    (2,860)      312        (10.9)
Other expense. . . . . . . .      (141)       (95)      (46)        48.4
                              ---------  ---------  --------  -----------
    Net income . . . . . . .  $  2,407   $    556   $ 1,851        332.9%
                              =========  =========  ========  ===========


The same communities represented $30.1 million or 85.4% of our total revenue for the second quarter of 2001. Same community revenues increased by $2.1 million or 7.6% for the quarter ended June 30, 2001, from the comparable period in 2000. The increase in revenue is attributable to the operational success of our rate enhancement program. The same community average monthly revenue per unit increased to $2,409 for the quarter ended June 30, 2001, from $2,180 for the comparable quarter in 2000. This is an increase in average monthly revenue per unit of $229 or 11%. These results were partially offset by a decline in occupancy to 84.0% in the second quarter of 2001 from 85.8% in the second quarter of 2000. For the quarter ended June 30, 2001, we increased our net income to $2.4 million from $556,000 for the comparable period of 2000. The improvement is primarily attributable to an improvement in community operating margin due to improved cost control measures and rate enhancement.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the six months ended June 30, 2001, net cash used by operating activities was $1.8 million compared to $4.0 million for the comparable period in the prior year. The primary component of the operating use of cash was the net loss of $3.5 million and $8.9 million in the six months ended June 30, 2001 and 2000, respectively.

Net cash provided by investing activities amounted to $4.4 million for the six months ended June 30, 2001, and was comprised primarily of repayment of advances by third parties and affiliates of $4.3 million and proceeds received from the sale/leaseback of one community, which was partially offset by the acquisition of property, equipment, and new leases. Net cash used in investing activities amounted to $11.0 million for the six months ended June 30, 2000, primarily due to the acquisition of property and equipment of $9.5 million.

For the six months ended June 30, 2001, net cash used in financing activities was $2.8 million primarily from short-term and long-term debt repayments. For the six months ended June 30, 2000, net cash provided by financing activities was $12.2 million primarily from the agreement with Saratoga Partners that removed the restriction of $13.5 million in cash, and the financing of one new community, partially offset by debt repayment.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS --CONTINUED

We have incurred significant operating losses since our inception. We are dependent upon third party financing or disposition of assets to fund operations. We cannot guarantee that third party financing or disposition of assets will be available timely or at all, or on terms attractive to the Company. In addition, as of June 30, 2001, our working capital deficit was approximately $81 million, due in part to $73 million of mortgage debt that originally matured in April 2001. On June 6, 2001, we reached an agreement with the lender to extend the maturity date to December 14, 2001. We may further extend the maturity date to May 31, 2002, provided that we pay down the mortgage debt by at least $30 million on or before December 14, 2001. In the alternative, we can provide a commitment for alternative mortgage financing in the amount of at least $30 million for three designated properties secured by the mortgage debt or provide an executed agreement to sell those three properties to a third party for at least $30 million, provided such financing or sale closes on or before March 15, 2002. Subject to paying a fee equal to 1% of the outstanding loan balance on or before May 31, 2002, we may further extend the maturity to May 31, 2003. Subject to our exercise of the applicable extension, the agreement requires us to (i) make principal payments of $200,000 per month, from June 2001 through May 2002 and $250,000 per month from June 2002 through May 2003, and (ii), pay interest at floating rate equal to the Eurodollar Rate plus 3% through May 2002 and the Eurodollar Rate plus 4% from June 2002 through May 2003.If we are unable to meet any one of these provisions, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the ten assisted living properties that secure this debt. In addition, many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Such cross-default provisions affect 35 assisted living properties that we own or lease. Accordingly, our inability to extend the debt past the December 14, 2001, maturity date could have a further material adverse effect on our financial condition if any other lender or lessor notifies us of our default under any such cross-defaulted debt instrument or lease.

The foregoing factors raise doubt about our ability to continue as a going concern. We are pursuing several initiatives to mitigate this doubt, including continued discussions regarding obtaining alternative financing for the three properties prior to December 14, 2001, in accordance with the foregoing agreement and conducting discussions with other lenders and lessors that may be
affected  by  cross-default  provisions.    We  are  taking  further  steps  to
stabilize operations at positive cash flow levels, including implementing rate increases and pursuing additional programs to increase occupancy, and if necessary, the sale of selected assets.

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

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or contain current facts deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement program without adversely affecting

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS --CONTINUED

occupancy levels; our ability to control community operation expenses without adversely affecting the level of occupancy and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations, including the requirement of refinancing $30 million of mortgage debt by December 14, 2001; and making satisfactory arrangements for the continued operation of the Emeritrust communities beyond December 31, 2001, when our management agreements for those communities expire. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the matter or subject area discussed in this statement. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At June 30, 2001, our variable rate borrowings totaled $76.5 million. If market interest rates average 2% more in 2001 than they did in 2000, our interest expense and net loss would increase $1.5 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of June 30, 2001, and does not consider changes in the actual level of borrowings that may occur subsequent to June 30, 2001. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, our current funding requirements for the Emeritrust communities, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.


                           PART II. OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

None.

(b)     Reports  on  Form  8-K

The Company filed a Current Report on Form 8-K, dated July 18, 2001, in which it reported, under Item 5, its agreement reached with Deutsche Bank AG to extend its mortgage debt.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August  14,  2001

                                                      EMERITUS  CORPORATION
                                                          (Registrant)


                                                    /s/  Raymond  R.  Brandstrom
                                       -----------------------------------------
                                        Raymond R. Brandstrom, Vice President
                                        of Finance, Chief Financial Officer, and
                                        Secretary