Form 10-Q
period 2001-09-30
EMERITUS CORP\WA\
filed 2001-11-13
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


(Mark  One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                For the quarterly period ended September 30, 2001

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


As of October 31, 2001, there were 10,196,030 shares of the Registrant's Common Stock, par value $.0001, outstanding.



                                        EMERITUS CORPORATION

                                          TABLE OF CONTENTS

                                   Part I.  Financial Information


Item 1.  Financial Statements:                                                         Page No.
                                                                                       --------

  . . .  Condensed Consolidated Balance Sheets as of September 30, 2001,
  . . .  and December 31, 2000                                                                1

  . . .  Condensed Consolidated Statements of Operations for the
  . . .  Three Months and Nine Months ended September 30, 2001
  . . .  and 2000                                                                             2

  . . .  Condensed Consolidated Statements of Cash Flows for the Nine
  . . .  Months ended September 30, 2001 and 2000                                             3

  . . .  Notes to Condensed Consolidated Financial Statements                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
  . . .  and Results of Operations                                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          16


  . . .  Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                 16

Item 6.  Exhibits and Reports on Form 8-K                                                    16

  . . .  Signature                                                                           17

Note: .  Items 1, 2, 3, and 5 of Part II are omitted because they are not applicable.


                                                EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (unaudited)
                                                   (In thousands)

                                                       ASSETS


                                                                                      September 30,    December 31,
                                                                                          2001             2000
                                                                                     ---------------  --------------
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        9,614   $       7,496
 Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,172             425
 Current portion of restricted deposits . . . . . . . . . . . . . . . . . . . . . .             780             361
 Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . .           1,185           1,817
 Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,205           4,969
 Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .           3,864           3,072
 Property held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,242           6,475
                                                                                     ---------------  --------------
 Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,062          24,615
                                                                                     ---------------  --------------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         131,380         134,762
Property held for development . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,040             310
Notes receivable from and investments in affiliates . . . . . . . . . . . . . . . .           3,671           4,380
Restricted deposits, less current portion . . . . . . . . . . . . . . . . . . . . .           5,311           5,907
Lease acquisition costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,220           5,983
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,459           2,122
                                                                                     ---------------  --------------
 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      171,143   $     178,079
                                                                                     ===============  ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                $       1,650
 Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .          76,680          80,978
 Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,406           3,143
 Accrued employee compensation and benefits . . . . . . . . . . . . . . . . . . . .           3,576           2,449
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,379           2,991
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,978           1,806
 Accrued dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . .           6,179           2,329
 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,581           9,221
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,170           1,215
                                                                                     ---------------  --------------
 Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         105,949         105,782
                                                                                     ---------------  --------------
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . .          59,384          60,499
Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,000          32,000
Deferred gain on sale of communities. . . . . . . . . . . . . . . . . . . . . . . .          18,742          17,709
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,255           2,132
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             459             256
                                                                                     ---------------  --------------
 Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         218,789         218,378
                                                                                     ---------------  --------------
Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             578             504
Redeemable preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    30,609 and 30,609 at September 30, 2001, and December 31, 2000, respectively. .               -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,196,030 and 10,120,045 shares at September 30, 2001, and
    December 31, 2000, respectively . . . . . . . . . . . . . . . . . . . . . . . .               1               1
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67,387          66,373
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . .            (340)         (1,087)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (140,272)       (131,090)
                                                                                     ---------------  --------------
 Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (73,224)        (65,803)
                                                                                     ---------------  --------------
 Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . . . .  $      171,143   $     178,079
                                                                                     ===============  ==============


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


                                          EMERITUS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                 (In thousands, except per share data)

                                                    Three  Months                 Nine  Months
                                                ended  September  30,         ended  September  30,
                                                2001           2000           2001           2000
                                            -------------  -------------  -------------  -------------
Revenues:
  Community revenue. . . . . . . . . . . .  $     32,297   $     29,231   $     97,801   $     87,154
  Other service fees . . . . . . . . . . .           388            426          1,378          1,186
  Management fees. . . . . . . . . . . . .         2,279          1,165          5,743          3,398
                                            -------------  -------------  -------------  -------------
          Total operating revenues . . . .        34,964         30,822        104,922         91,738

Expenses:
  Community operations . . . . . . . . . .        20,327         18,823         60,874         57,123
  General and administrative . . . . . . .         5,142          3,835         13,979         11,288
  Depreciation and amortization. . . . . .         1,861          1,801          5,533          5,447
  Facility lease expense . . . . . . . . .         6,681          5,871         20,361         17,620
                                            -------------  -------------  -------------  -------------
          Total operating expenses . . . .        34,011         30,330        100,747         91,478
                                            -------------  -------------  -------------  -------------
          Income from operations . . . . .           953            492          4,175            260

Other income (expense):
  Interest income. . . . . . . . . . . . .           221            302            779            995
  Interest expense . . . . . . . . . . . .        (3,306)        (3,851)       (10,374)       (11,242)
  Other, net . . . . . . . . . . . . . . .         1,286         (1,884)         1,034         (3,835)
                                            -------------  -------------  -------------  -------------
          Net other expense. . . . . . . .        (1,799)        (5,433)        (8,561)       (14,082)
                                            -------------  -------------  -------------  -------------

          Net loss . . . . . . . . . . . .          (846)        (4,941)        (4,386)       (13,822)

Preferred stock dividends. . . . . . . . .         1,565          1,562          4,796          3,726
                                            -------------  -------------  -------------  -------------
          Net loss to common shareholders.  $     (2,411)  $     (6,503)  $     (9,182)  $    (17,548)
                                            =============  =============  =============  =============

Loss per common share - basic and diluted:

    Loss before preferred stock dividends.  $      (0.09)  $      (0.49)  $      (0.43)  $      (1.36)

    Preferred stock dividends. . . . . . .         (0.15)         (0.15)         (0.47)         (0.37)
                                            -------------  -------------  -------------  -------------
Loss per common share. . . . . . . . . . .  $      (0.24)  $      (0.64)  $      (0.90)  $      (1.73)
                                            =============  =============  =============  =============

Weighted average number of common shares
      outstanding - basic and diluted. . .        10,186         10,089         10,156         10,121
                                            =============  =============  =============  =============


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

                                               EMERITUS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                  (In thousands)

                                                                                Nine  Months  ended  September 30,
                                                                             ------------------------------------
                                                                                    2001               2000
                                                                              -----------------  -----------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (4,386)  $        (13,822)
  Adjustments to reconcile net loss to net cash:
    Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . .                74                 91
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .             5,533              5,447
    Amortization of deferred gain. . . . . . . . . . . . . . . . . . . . . .              (521)              (151)
    Gain on sale of properties . . . . . . . . . . . . . . . . . . . . . . .              (983)                 -
    Write down of lease acquisition costs. . . . . . . . . . . . . . . . . .               169                  -
    Changes in operating assets and liabilities. . . . . . . . . . . . . . .             2,294                565
                                                                              -----------------  -----------------
          Net cash provided by (used in) operating activities. . . . . . . .             2,180             (7,870)
                                                                              -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . . . . . . . .            (1,456)           (10,351)
  Acquisition of property held for development . . . . . . . . . . . . . . .                 -               (262)
  Proceeds from property held for sale . . . . . . . . . . . . . . . . . . .                 -                555
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . .             2,350                311
  Construction expenditures - leased communities . . . . . . . . . . . . . .                 -                (64)
  Repayments from affiliates and other managed communities . . . . . . . . .             2,798                 86
  Investment in affiliates . . . . . . . . . . . . . . . . . . . . . . . . .               (30)            (1,197)
                                                                              -----------------  -----------------
          Net cash provided by (used in)  investing activities . . . . . . .             3,662            (10,922)
                                                                              -----------------  -----------------

Cash flows from financing activities:
  Increase in restricted deposits. . . . . . . . . . . . . . . . . . . . . .               177                235
  Decrease in restricted cash. . . . . . . . . . . . . . . . . . . . . . . .                 -             13,500
  Proceeds from short-term borrowings. . . . . . . . . . . . . . . . . . . .                 -              2,100
  Repayment of short-term borrowings . . . . . . . . . . . . . . . . . . . .            (1,650)            (1,000)
  Debt issue and other financing costs . . . . . . . . . . . . . . . . . . .                 -               (590)
  Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . . .               155              7,800
  Repayment of long-term borrowings. . . . . . . . . . . . . . . . . . . . .            (2,406)            (3,349)
  Payment of dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -             (4,024)
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . . .                 -             (1,375)
                                                                              -----------------  -----------------
          Net cash provided by (used in) financing activities. . . . . . . .            (3,724)            13,297
                                                                              -----------------  -----------------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . .                 -                 (3)
                                                                              -----------------  -----------------
          Net increase (decrease) in cash and cash equivalents . . . . . . .             2,118             (5,498)
Cash and cash equivalents at the beginning of the period . . . . . . . . . .             7,496             12,860
                                                                              -----------------  -----------------
Cash and cash equivalents at the end of the period . . . . . . . . . . . . .  $          9,614   $          7,362
                                                                              =================  =================

Supplemental disclosure of cash flow information cash paid during the period
    for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         10,986   $         11,634
                                                                              =================  =================

Noncash investing and financing activities:
  Transfer of property held for development from property held for sale. . .  $            730   $              -
                                                                              =================  =================
  Note receivable from buyer in sale/leaseback . . . . . . . . . . . . . . .  $            625   $              -
                                                                              =================  =================
  Assumption of debt by buyer in sale/leaseback. . . . . . . . . . . . . . .  $          3,162   $              -
                                                                              =================  =================
  Unrealized holding gains (losses) in investment securities . . . . . . . .  $            746   $           (472)
                                                                              =================  =================
  Accrued preferred stock dividends. . . . . . . . . . . . . . . . . . . . .  $          4,796   $          1,245
                                                                              =================  =================


      See accompanying Notes to Condensed Consolidated Financial Statements
                   and Management's Discussion  and  Analysis
               of  Financial  Condition  and  Results  of Operations

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS  OF  PRESENTATION

The unaudited interim financial information furnished below, in the opinion of our management, reflects all normally recurring adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of Emeritus as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000. We presume that those reading this interim financial information have read or have access to our 2000 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2000 Form 10-K filed April 2, 2001, and amended on April 30, 2001. Therefore, we have omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

PROPERTY  HELD  FOR  SALE

Emeritus  currently  has  two  properties  being  held  for  sale.

ACCRUED  DIVIDENDS  ON  PREFERRED  STOCK

Since the third quarter of 2000, we have accrued our obligation to pay cash dividends to both our Series A and Series B preferred shareholders, which amounted to $4.0 million at September 30, 2001. In addition, we have accrued penalties of $2.2 million at September 30, 2001, to both parties related to non-payment of the cash portion of their dividends. If we are unable to pay these dividends for six consecutive quarters, both our Series A and Series B shareholders become entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time we have paid the accrued dividends. In addition, after six consecutive quarters of non-payment the Series A dividends will be calculated on a compounded cumulative basis, retroactively.

DEFERRED  GAIN  ON  SALE  OF  COMMUNITIES

In January 2001, we sold one of our communities to a new operator and various third parties. The sale included terms for the Company to lease and continue to operate the facility for an interim period, which concluded in the third quarter of 2001. We recognized a gain on the sale of the facility of $1.3 million, $380,000 of which was recognized in the first half of 2001, and the remainder of $960,000 was recognized in the third quarter of 2001.

LONG-TERM  DEBT

The current portion of long-term debt includes approximately $72.4 million of mortgage debt that originally matured in April 2001. On June 6, 2001, we reached an agreement with the lender to extend the maturity date to December 14, 2001. We may further extend the maturity date to May 31, 2002, provided that we pay down the mortgage debt by at least $30 million on or before December 14, 2001. In the alternative, we can provide a commitment for alternative mortgage financing in the amount of at least $30 million for three designated properties secured by the mortgage debt or provide an executed agreement to sell those three properties to a third party for at least $30 million, provided such financing or sale closes on or before March 15, 2002. Subject to paying a fee equal to 1% of the outstanding loan balance on or before May 31, 2002, we may further extend the maturity to May 31, 2003. Subject to our exercise of the applicable extension, the agreement requires us to (i) make principal payments of $200,000 per month, from June 2001 through May 2002 and $250,000 per month from June 2002 through May 2003 and (ii) pay interest at a floating rate equal to the Eurodollar Rate plus 3.25% through May 2002 and the Eurodollar

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Rate plus 4% from June 2002 through May 2003. We have made all required principal payments to date. We are currently in discussions with other potential lenders regarding meeting the December 14, 2001, requirement in a timely manner.

OTHER,  NET

In April 1998, we assigned our economic interest in a 172-unit assisted living community located in Fairfield, California, to a related party investor group for $2.8 million in cash. Our economic interest consisted of a 67% interest in the profits, losses, and distributions of an operating limited liability company that owns and operates the community, the right to receive payments of principal and interest under a $2.4 million promissory note evidencing a loan by us to the operating company, and the obligation to make additional capital contributions under the agreement establishing the operating company. We continue to manage the operations of the community pursuant to a management agreement and to manage the affairs of the operating limited liability company. In January 2000, we repurchased 25% of our original interest in the community (16.7% of the operating limited liability company) for a total of $791,000. During the quarter ended September 30, 2001, we entered into an agreement with the related party investor to offset against interest payable any amounts that we had previously funded or will fund the assisted living community on their behalf. This agreement allows for collection of a note receivable in the amount of approximately $477,000 that had previously been fully reserved. Therefore, we recorded approximately $428,000 in Other, net and approximately $49,000 as a decrease in interest expense. Other, net also includes $960,000 related to the gain we recognized on the sale of one of our communities as discussed in the note above on Deferred Gain on Sale of Communities.

LOSS  PER  SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. We have calculated loss per common share on a dilutive basis without consideration of 8,086,357 and 8,363,595 common shares at September 30, 2001 and 2000, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

UNREALIZED  HOLDING  GAINS  (LOSSES)  ON  INVESTMENT  SECURITIES

The change in unrealized holding gains (losses) on investment securities for the nine-month period ended September 30, 2001, represents the change in value of our investment in ARV Assisted Living, Inc.

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

OTHER  COMPREHENSIVE  INCOME

Other comprehensive income includes the following transactions for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively (in thousands):



                                                             Three  Months                   Nine  Months
                                                                 ended                          ended
                                                              September  30,                 September  30,
                                                       -----------------------------  -----------------------------
                                                            2001            2000           2001            2000
                                                       --------------  --------------  -------------  --------------
  Other comprehensive income (loss):
     Foreign currency translation adjustments . . . .  $           -   $           -   $           -  $          (3)
     Unrealized holding gains (losses) on investment
         securities . . . . . . . . . . . . . . . . .           (218)            (90)            747           (472)
                                                       --------------  --------------  -------------  --------------
            Total other comprehensive income (loss) .  $        (218)  $         (90)  $         747  $        (475)
                                                       ==============  ==============  =============  ==============

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

NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001, must be accounted for as a purchase. In accordance with SFAS 142, for business combinations that are consummated after June 30, 2001, goodwill and intangible assets with indefinite lives should not be amortized and other identified intangibles with definite lives should be amortized over their useful lives. Additionally, any amounts of goodwill or other intangible assets with indefinite lives that were amortized in previous business combinations should be reclassified upon adoption of SFAS 142. Adoption of SFAS 141 is required as of July 1, 2001, and adoption of SFAS 142 is required for fiscal years beginning after December 15, 2001. We have had no business combinations accounted for other than as a purchase and we have no goodwill or other intangible assets with indefinite lives. Unless and until we enter into a business combination that gives rise to goodwill or intangible assets with indefinite lives, these pronouncements will have no material effect on our financial statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Enterprises are required to adopt Statement No. 143 for fiscal

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

years beginning after June 15, 2002. We do not expect this pronouncement to have a material effect on our financial statements.

In October 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement No. 144 establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. Statement No. 144 also resolves significant implementation issues related to Statement 121. Enterprises are required to adopt Statement No. 144 for fiscal years beginning after December 15, 2001. We do not expect this pronouncement to have a material effect on our financial statements.

RECLASSIFICATIONS

Certain reclassifications of 2000 amounts have been made to conform to the 2001 presentation.

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

In our consolidated portfolio, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,387 for the first three quarters of 2001 from $2,192 for the first three quarters of 2000. This represents an average monthly revenue increase of $195 per month per occupied unit, or 8.9%. The average occupancy rate declined slightly to 84.4% in the first three quarters of 2001 from 85.8% during the first three quarters of 2000.

In our total operated portfolio, which includes managed communities, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,277 for the first three quarters of 2001 from $2,083 for the first three quarters of 2000. This represents an average revenue increase of $194 per month per occupied unit, or 9.3%. The average occupancy rate increased slightly to 81.7% in the first three quarters of 2001 from 81.4% during the first three quarters of 2000.

We intend to continue a selective growth strategy through acquiring and developing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings.

The  following  table  sets  forth  a  summary  of  our  property  interests.



                                         As  of  September  30,   As  of  December  31,   As  of  December  31,
                                                  2001                    2000                    1999
                                         ----------------------  ----------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings     Units
                                         ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . . . .         16       1,579          16       1,579          16       1,572
Leased (1). . . . . . . . . . . . . . .         43       3,527          45       3,700          40       3,302
Managed/Admin Services. . . . . . . . .         71       6,710          69       6,528          68       6,247
Joint Venture/Partnership . . . . . . .          5         605           5         605           5         605
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . . . .        135      12,421         135      12,412         129      11,726

     Percentage increase (2). . . . . .          0%          0%          5%          6%         14%         18%

Pending Acquisitions. . . . . . . . . .          -           -           -           -           2         206
New Developments. . . . . . . . . . . .          -           -           2         200           6         604
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Total. . . . . . . . . . . . . . .        135      12,421         137      12,612         137      12,536
                                         ----------  ----------  ----------  ----------  ----------  ----------

     Percentage increase (decrease) (2)        (1%)        (2%)          0%          1%       (12%)        (5%)

(1)     Included  in  our  consolidated  portfolio  of  communities.
(2) The percentage increase (decrease) indicates the change from the prior period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND  RESULTS  OF  OPERATIONS  -  CONTINUED
We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. Inflation or other circumstances that adversely affect seniors' ability to pay for assisted living services could therefore have an adverse effect on our business. All sources of revenue other than residents' private resources constitute less than 10% of our total revenues.

We have incurred net operating losses since our inception. As of September 30, 2001, we had an accumulated deficit of approximately $140.3 million. These losses resulted from a number of factors, including:

   * occupancy levels at our communities that were lower for longer periods than we originally anticipated;

   * financing costs that we incurred as a result of multiple financing and refinancing transactions; and

   * administrative and corporate expenses that we increased to facilitate our growth and maintain operations.

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


                                                                                                   Period  to  Period
                                                   Percentage  of  Revenues                   Percentage  Increase  (Decrease)
                                     -----------------------------------------------------   ----------------------------------
                                           Three  Months                Nine  Months         Three  Months       Nine  Months
                                               ended                       ended                 ended             ended
                                            September  30,              September  30,        September  30,    September  30,
                                     --------------------------  --------------------------  ----------------  ----------------
                                         2001          2000          2001          2000         2000-2001         2000-2001
                                     ------------  ------------  ------------  ------------  ----------------  ----------------
Revenues. . . . . . . . . . . . . .        100.0%        100.0%        100.0%        100.0%             13.6%             14.4%
Expenses:
     Community operations . . . . .         58.2          61.1          58.0          62.3               8.0               6.7
     General and administrative . .         14.7          12.4          13.3          12.3              34.2              23.9
     Depreciation and amortization.          5.3           5.8           5.3           5.9               3.4               1.6
     Facility lease expense . . . .         19.1          19.1          19.4          19.2              13.8              15.9
         Total operating expenses .         97.3          98.4          96.0          99.7              12.2              10.1
                                     ------------  ------------  ------------  ------------  ----------------  ----------------
Income from operations. . . . . . .          2.7           1.6           4.0           0.3              93.7           1,300.0
Other income (expense)
     Interest income. . . . . . . .          0.7           1.0           0.7           1.1             (26.8)            (21.7)
     Interest expense . . . . . . .         (9.5)        (12.5)         (9.9)        (12.3)            (14.2)             (7.7)
     Other, net . . . . . . . . . .          3.7          (6.1)          1.0          (4.2)              N/A               N/A
         Net other expense. . . . .         (5.1)        (17.6)         (8.2)        (15.4)            (66.7)            (39.0)
                                     ------------  ------------  ------------  ------------  ----------------  ----------------

         Net loss . . . . . . . . .        (2.4%)       (16.0%)        (4.2%)       (15.1%)           (83.7%)           (68.1%)
                                     ============  ============  ============  ============  ================  ================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND  RESULTS  OF  OPERATIONS  -  CONTINUED

Three months ended September 30, 2001, compared to three months ended September 30, 2000

Total Operating Revenues: Total operating revenues for the three months ended September 30, 2001, increased by $4.2 million to $35.0 million from $30.8 million for the comparable period in 2000, or 13.6%. The change in revenue is primarily the result of an increase in the number of occupied units through the leasing of four previously managed communities offset by the sale of two communities and increases in the average monthly revenue per unit due to our rate enhancement program. Average monthly revenue per unit was $2,414 for the third quarter of 2001 compared to $2,233 for the comparable quarter of 2000, an increase of approximately 8.1%. These increases were partially offset by a small decrease in the occupancy rate of 1.3 percentage points to 83.6% for the third quarter of 2001 from 84.9% for the third quarter of 2000. An increase in management fee revenue of $1.1 million contributed to increased revenue. Improved performance of managed communities allowed us to recognize additional base management fees and performance-driven contingent management fees. Concurrently, our net funding obligation for the Emeritrust communities was greatly reduced (see Other, net below).

Community Operations: Community operating expenses for the three months ended September 30, 2001, increased $1.5 million to $20.3 million from $18.8 million for the comparable period in 2000, or 8.0% . This was due to the addition of four leased communities that had been formerly managed, offset by the sale of two communities, which resulted in increased salary and payroll tax expenses, and above average increases in utility costs and liability insurance premiums. Community operating expenses as a percentage of total operating revenue decreased to 58.2% in the third quarter of 2001 from 61.1% in the third quarter of 2000, primarily as a result of increased revenues and cost containment measures.

General and Administrative: General and administrative (G&A) expenses for the three months ended September 30, 2001, increased $1.3 million to $5.1 million from $3.8 million for the comparable period in 2000, or 34.2%. As a percentage of total operating revenues, G&A expenses increased to 14.7% for the three months ended September 30, 2001, compared to 12.4% for the three months ended September 30, 2000. G&A expenses rose primarily due to increases in the number of employees from an abnormally low level in 2000, normal increases in employee salaries, the effects of higher premiums and deductible levels associated with our liability insurance coverage, a total company management meeting, and costs related to various employee benefit programs.

Depreciation and Amortization: Depreciation and amortization for the three months ended September 30, 2001 and 2000, were approximately $1.9 million and $1.8 million, respectively. In 2001, this represents 5.3% of total operating revenues, compared to 5.8% for the comparable period in 2000. The decrease as a percentage of revenues is due to increased revenues.

Facility Lease Expense: Facility lease expense for the three months ended September 30, 2001, was $6.7 million compared to $5.9 million for the comparable period of 2000, representing an increase of $810,000, or 13.8%. The increase is primarily attributable to the number of communities under leasing arrangements. We leased 43 communities as of September 30, 2001, compared to 40 communities as of September 30, 2000. In addition, we re-leased two of our communities in the third quarter to realize more favorable rates from the new lessor. Facility lease expense as a percentage of revenues was essentially unchanged at 19.1% for the three months ended September 30, 2001 and 2000.

Interest Income: Interest income for the three months ended September 30, 2001, was $221,000 versus $302,000 for the comparable period of 2000. This decrease is primarily attributable to declining interest rates.

Interest Expense: Interest expense for the three months ended September 30, 2001, was $3.3 million compared to $3.8 million for the comparable period of 2000. This decrease of $545,000, or 14.2%, is primarily attributable to lower interest rates on our variable rate debt. As a percentage of total operating

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND  RESULTS  OF  OPERATIONS  -  CONTINUED

revenues, interest expense decreased to 9.5% from 12.5% for the three months ended September 30, 2001 and 2000, respectively, reflecting increased revenues in conjunction with lower interest rates in the third quarter of 2001.

Other, net: Other, net increased by $3.2 million to $1.3 million income for the quarter ended September 30, 2001, from $1.9 million expense for the quarter ended September 30, 2000. In April 1998, we assigned our economic interest in a 172-unit assisted living community located in Fairfield, California, to a related party investor group for $2.8 million in cash. Our economic interest consisted of a 67% interest in the profits, losses, and distributions of an operating limited liability company that owns and operates the community, the right to receive payments of principal and interest under a $2.4 million promissory note evidencing a loan by us to the operating company, and the obligation to make additional capital contributions under the agreement establishing the operating company. We continue to manage the operations of the community pursuant to a management agreement and to manage the affairs of the operating limited liability company. In January 2000, we repurchased 25% of our original interest in the community (16.7% of the operating limited liability company) for a total of $791,000. During the quarter ended September 30, 2001, we entered into an agreement with the related party investor to offset against interest payable any amounts that we had previously funded or will fund the assisted living community on their behalf. This agreement allows for collection of a note receivable in the amount of approximately $477,000 that had previously been fully reserved. Therefore, we recorded approximately $428,000 in Other, net and approximately $49,000 as a decrease in interest expense. In December 1998 and March 1999, respectively, we began managing two groups of communities that we formerly leased or owned and, in connection with the management agreements, have obligations to fund operating deficits of these communities. We refer to these communities as the Emeritrust I and Emeritrust II development communities. We had a minimal obligation to fund operating deficits for these communities for the third quarter of 2001, compared to a net obligation of $1.0 million in the third quarter of 2000. Under the management agreements, the reduction in net funding obligation also enabled us to realize $881,000 in management fees for the third quarter of 2001 from these communities where we were not able to realize management fees in the comparable period of 2000. This contributed to the increase in management fee revenue referred to in "Total Operating Revenues". Other, net also includes $960,000 related to the gain we recognized on the sale of one of our communities in the third quarter.

Preferred dividends: For the three months ended September 30, 2001 and 2000, the preferred dividends were approximately $1.6 million. If we are unable to pay these dividends for six consecutive quarters, both our Series A and Series B shareholders become entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time we have paid the accrued dividends. In addition, after six consecutive quarters of non-payment the Series A dividends will be calculated on a compounded cumulative basis, retroactively.

Nine months ended September 30, 2001, compared to nine months ended September 30, 2000

Total Operating Revenues: Total operating revenues for the nine months ended September 30, 2001, increased by $13.2 million to $104.9 million from $91.7 million for the comparable period in 2000, or 14.4%. The change in revenue is primarily a result of an increase in the number of occupied units through the leasing of four previously managed communities offset by the disposition of two communities and increases in the average monthly revenue per unit due to our rate enhancement program. Average monthly revenue per unit was $2,387 for the first nine months of 2001 compared to $2,192 for the comparable quarter of 2000, an increase of approximately 8.9%. These increases were partially offset by a small decrease in the occupancy rate of 1.4 percentage points to 84.4% for the first three quarters of 2001 from 85.8% for the first three quarters of 2000. An increase in management fee revenue of $2.3 million contributed to the increased total operating revenues. Improved performance of managed communities allowed us to recognize additional base management fees and performance-driven contingent management fees. Concurrently, our net funding obligation for the Emeritrust communities was greatly reduced (see Other, net below).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND  RESULTS  OF  OPERATIONS  -  CONTINUED

Community Operations: Community operating expenses for the nine months ended September 30, 2001, increased $3.8 million to $60.9 million from $57.1 million for the comparable period in 2000, or 6.7%. The increase in community operating expenses is principally a result of the addition of four previously managed communities offset by the disposition of two communities, which resulted in increased salary and payroll tax expenses, and above average increases in utility costs and liability insurance premiums. Community operating expenses as a percentage of total operating revenue decreased to 58.0% in the first three quarters of 2001 from 62.3% in the first three quarters of 2000, primarily as a result of increased revenues and cost containment measures.

General and Administrative: General and administrative (G&A) expenses for the nine months ended September 30, 2001, increased $2.7 million to $14.0 million from $11.3 million for the comparable period in 2000, or 23.9%. As a percentage of total operating revenues, G&A expenses increased to 13.3% for the nine months ended September 30, 2001, compared to 12.3% for the nine months ended September 30, 2000. G&A expenses rose primarily due to increases in the number of employees from an abnormally low level in 2000, normal increases in employee salaries, the effects of higher premiums and deductible levels associated with our liability insurance coverage, health insurance accruals, a total company management meeting, and telephone expenses.

Depreciation and Amortization: Depreciation and amortization for the nine months ended September 30, 2001 and 2000, were approximately $5.5 million and $5.4 million, respectively. In 2001, this represents 5.3% of total operating revenues, compared to 5.9% of total operating revenues for the comparable period in 2000. The decrease as a percentage of revenues is due to increased revenues.

Facility  Lease  Expense:  Facility  lease  expense  for  the  nine months ended
September 30, 2001, was $20.4 million compared to $17.6 million for the comparable period of 2000, representing an increase of $2.8 million, or 15.9%. The increase is primarily attributable to the number of communities under leasing arrangements. We leased 43 communities as of September 30, 2001, compared to 40 communities as of September 30, 2000. In addition, we re-leased two of our communities in the third quarter to realize more favorable rates from the new lessor. Facility lease expense as a percentage of revenues increased to 19.4% from 19.2% for the nine months ended September 30, 2001 and 2000, respectively.

Interest Income: Interest income for the nine months ended September 30, 2001, was $779,000 versus $995,000 for the comparable period of 2000. This represents a decrease of $216,000, or 21.7%, and is primarily attributable to declining interest rates.

Interest Expense: Interest expense for the nine months ended September 30, 2001, was $10.4 million compared to $11.2 million for the comparable period of 2000. This decrease of $868,000, or 7.7%, is primarily attributable to lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense decreased to 9.9% from 12.3% for the nine months ended September 30, 2001 and 2000, respectively, reflecting increased revenues in conjunction with lower interest rates in the first three quarters of 2001.

Other, net: Other, net increased by $4.8 million to $1.0 million income for the nine months ended September 30, 2001, from $3.8 million expense for the nine months ended September 30, 2000. In April 1998, we assigned our economic interest in a 172-unit assisted living community located in Fairfield, California, to a related party investor group for $2.8 million in cash. Our economic interest consisted of a 67% interest in the profits, losses, and distributions of an operating limited liability company that owns and operates the community, the right to receive payments of principal and interest under a $2.4 million promissory note evidencing a loan by us to the operating company, and the obligation to make additional capital contributions under the agreement establishing the operating company. We continue to manage the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND  RESULTS  OF  OPERATIONS  -  CONTINUED

operations of the community pursuant to a management agreement and to manage the affairs of the operating limited liability company. In January 2000, we repurchased 25% of our original interest in the community (16.7% of the operating limited liability company) for a total of $791,000. During the quarter ended September 30, 2001, we entered into an agreement with the related party investor to offset against interest payable any amounts that we had previously funded or will fund the assisted living community on their behalf. This agreement allows for collection of a note receivable in the amount of approximately $477,000 that had previously been fully reserved. Therefore, we recorded approximately $428,000 in Other, net and approximately $49,000 as a decrease in interest expense. In December 1998 and March 1999, respectively, we began managing two groups of communities that we formerly leased or owned and, in connection with the management agreements, have obligations to fund operating deficits of these communities. We refer to these communities as the Emeritrust I and Emeritrust II development communities. Our net obligation to fund operating deficits for these communities declined to $304,000 for the first three quarters of 2001 from $2.2 million for the first three quarters of 2000, a reduction of $1.9 million. Under the management agreement, the reduction in net funding obligation also enabled us to realize $1.9 million in management fees for the first three quarters of 2001 from these communities where we were not able to realize management fees in the comparable period of 2000. This contributed to the increase in management fee revenue referred to in "Total Operating Revenues". Other, net also includes $960,000 related to the gain we recognized on the sale of one of our communities in the third quarter.

Preferred dividends: For the nine months ended September 30, 2001, the preferred dividends were $4.8 million as compared to $3.7 million for the comparable period of 2000, for an increase of $1.1 million, or 29.7%. The primary reason for the increase is accrued dividends for both the Series A and Series B preferred stock at higher rates due to non-payment of cash dividends on specified payment dates. If we are unable to pay these dividends for six consecutive quarters, both our Series A and Series B shareholders become entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time we have paid the accrued dividends. In addition, after six consecutive quarters of non-payment the Series A dividends will be calculated on a compounded cumulative basis, retroactively.

Same  Community  Comparison

We operated 57 communities on a comparable basis during both the three months ended September 30, 2001 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended September 30, 2001 and 2000.


                                    Three Months ended September 30,
                                           (In thousands)
                                                            Dollar   Percentage
                                   2001          2000       Change     Change
                               ------------  ------------  --------  -----------
Revenue . . . . . . . . . . .  $    29,821   $    28,316   $ 1,505          5.3%
Community operating expenses.      (18,423)      (17,382)   (1,041)         6.0
                               ------------  ------------  --------  -----------
  Community operating income.       11,398        10,934       464          4.2
Depreciation & amortization .       (1,432)       (1,351)      (81)         6.0
Facility lease expense. . . .       (5,902)       (5,735)     (167)         2.9
                               ------------  ------------  --------  -----------
    Operating income. . . . .        4,064         3,848       216          5.6
Interest expense, net . . . .       (2,756)       (2,935)      179         (6.1)
Other income (expense). . . .           22          (102)      124       (121.6)
                               ------------  ------------  --------  -----------
    Net income. . . . . . . .  $     1,330   $       811   $   519         64.0%
                               ============  ============  ========  ===========

The same communities represented $29.8 million or 85.3% of our total revenue for the third quarter of 2001. Same community revenues increased by $1.5 million or 5.3% for the quarter ended September 30, 2001, from the comparable period in 2000. The increase in revenue is attributable to the operational success of our rate enhancement program. The same community average monthly revenue per unit

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND  RESULTS  OF  OPERATIONS  -  CONTINUED

increased to $2,359 for the quarter ended September 30, 2001, from $2,144 for the comparable quarter in 2000. This is an increase in average monthly revenue per unit of $215 or 10.0%. These results were partially offset by a decrease in occupancy to 83.1% in the third quarter of 2001 from 85.3% in the third quarter of 2000. For the quarter ended September 30, 2001, we increased our net income to $1.3 million from $811,000 for the comparable period of 2000. The improvement is primarily attributable to an improvement in community operating margin due to improved cost control measures and rate enhancement.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the nine months ended September 30, 2001, net cash provided by operating activities was $2.2 million compared to $7.9 million of cash used in operating activities for the comparable period in the prior year. The primary component of the operating cash provided in the nine months ended September 30, 2001, was the decrease of our net loss from $13.8 million in the nine months ended September 30, 2000 to $4.4 million for the nine months ended September 30, 2001.

Net cash provided by investing activities amounted to $3.7 million for the nine months ended September 30, 2001, and was comprised primarily of repayment of advances by third parties and affiliates of $2.8 million and proceeds received from the re-leasing of two communities, which was partially offset by the acquisition of property, equipment, and new leases. Net cash used in investing activities amounted to $10.9 million for the nine months ended September 30, 2000, primarily due to the acquisition of property and equipment of $10.4 million.

For the nine months ended September 30, 2001, net cash used in financing activities was $3.7 million primarily from short-term and long-term debt repayments. For the nine months ended September 30, 2000, net cash provided by financing activities was $13.3 million primarily from the agreement with Saratoga Partners that removed the restriction of $13.5 million in cash, and the financing of one new community, partially offset by debt repayment.

We have incurred significant operating losses since our inception. We are dependent upon third party financing or disposition of assets to fund operations. We cannot guarantee that third party financing or disposition of assets will be available timely or at all, or on terms attractive to the Company. In addition, as of September 30, 2001, our working capital deficit was approximately $84 million, due in part to $73 million of mortgage debt that originally matured in April 2001. On June 6, 2001, we reached an agreement with the lender to extend the maturity date to December 14, 2001. We may further extend the maturity date to May 31, 2002, provided that we pay down the mortgage debt by at least $30 million on or before December 14, 2001. In the alternative, we can provide a commitment for alternative mortgage financing in the amount of at least $30 million for three designated properties secured by the mortgage debt or provide an executed agreement to sell those three properties to a third party for at least $30 million, provided such financing or sale closes on or before March 15, 2002. Subject to paying a fee equal to 1% of the outstanding loan balance on or before May 31, 2002, we may further extend the maturity to May 31, 2003. Subject to our exercise of the applicable extension, the agreement requires us to (i) make principal payments of $200,000 per month, from June 2001 through May 2002 and $250,000 per month from June 2002 through May 2003, and (ii), pay interest at a floating rate equal to the Eurodollar Rate plus 3.25% through May 2002 and the Eurodollar Rate plus 4% from June 2002 through May 2003. If we are unable to meet any one of these provisions, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the ten assisted living properties that secure this debt. In addition, many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations. Such cross-default provisions affect 35 assisted living properties that we own or lease. Accordingly, our inability to extend the debt past the December 14, 2001, maturity date could have a further material adverse effect on our financial condition if any other lender or lessor notifies us of our default under any such cross-defaulted debt instrument or lease.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND  RESULTS  OF  OPERATIONS  -  CONTINUED

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

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or contain current facts deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement program without adversely affecting occupancy levels; our ability to control community operation expenses without adversely affecting the level of occupancy and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations, including the requirement of refinancing $30 million of mortgage debt by December 14, 2001; and making satisfactory arrangements for the continued operation of the Emeritrust communities beyond December 31, 2001, when our management agreements for those communities expire. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the matter or subject area discussed in this report. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At September 30, 2001, our variable rate borrowings totaled $75.9 million. If market interest rates were to average 2% more, our annual interest expense and net loss would increase $1.5 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of September 30, 2001, and does not consider changes in the actual level of borrowings that may occur subsequent to September 30, 2001. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or our current funding requirements for the Emeritrust communities, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.


                           PART II. OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)     The  Annual  Meeting  of  Shareholders  was  held on September 27, 2001.

(b) All director nominees listed in the proxy statement were elected at the meeting.

(c) The following matters voted upon at the meeting received the number of votes set forth below:

Election  of  Directors:
------------------------
                                           Abstain or
                                           ----------
          Name                For         Against     Broker Non-vote
          ----                ---         -------     ---------------
Raymond  R.  Brandstrom   14,837,388      57,662
David  T.  Hamamoto       14,871,127      23,923

Amendment  to  1998  Employee  Stock  Purchase  Plan:
-----------------------------------------------------

                 For         Against     Abstain     Other Non-vote
                 ---         -------     -------     --------------

              14,835,603     54,707       4,740         212,551

Ratification  of  Independent  Public  Auditors:
------------------------------------------------

                 For         Against     Abstain     Other Non-vote
                 ---         -------     -------     --------------

              14,895,050     5,550        4,848         212,551

(d)     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     None.

(b)     Reports  on  Form  8-K

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  12,  2001

                                   EMERITUS  CORPORATION
                                        (Registrant)


                                   /s/  Raymond  R.  Brandstrom
                                   ----------------------------
                                   Raymond R. Brandstrom, Vice President of Finance, Chief Financial Officer, and Secretary