Form 10-K
period 2001-12-31
EMERITUS CORP\WA\
filed 2002-03-29
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-14012

                              EMERITUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002, was $25,783,947.

     As of February 28, 2002, 10,196,030 shares of the Registrant's Common Stock were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:
     The information required by Part III of Form 10-K (items 10-13) is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed on or before April 30, 2002.

                                                                              PAGE NO.
                                                                             ---------
                                      .  PART I
ITEM 1..  DESCRIPTION OF BUSINESS                                                   1
ITEM 2..  DESCRIPTION OF PROPERTY                                                   9
ITEM 3..  LEGAL PROCEEDINGS                                                        15
ITEM 4..  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      16
       .  EXECUTIVE OFFICERS OF EMERITUS                                           16
       .                                 PART II
ITEM 5..  MARKET FOR REGISTRANTCOMMON EQUITY AND RELATED
       .  STOCKHOLDER MATTERS                                                      18

ITEM 6..  SELECTED CONSOLIDATED FINANCIAL DATA                                     19

ITEM 7..  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       .  AND RESULTS OF OPERATIONS                                                20

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               38

ITEM 8..  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              39

ITEM 9..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       .  ACCOUNTING AND FINANCIAL DISCLOSURE                                      39

       .                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                       39
ITEM 11.  EXECUTIVE COMPENSATION                                                   39

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       .  MANAGEMENT                                                               39

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           39
                            .            PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       .  FORM 8-K                                                                 40

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

At December 31, 2001, we held an interest in 133 assisted living communities, consisting of approximately 12,200 units with a capacity for 14,000 residents, located in 29 states and Japan. Of these, we operate 132 communities, including 16 communities that we own, 42 communities that we lease, and 74 communities that we manage, including four in which we hold joint venture interests. Under three management agreements covering 46 of our 74 managed communities, we have options to purchase 38 communities and rights of first refusal on three communities that expire June 30, 2003, and options to purchase five communities that expire December 31, 2003.

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

We believe that a number of factors will allow assisted living companies to continue as one of the fastest growing choices for senior care:

* Consumer Preference. We believe that assisted living is preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is a cost-effective alternative to other types of care, offering seniors greater independence while enabling them to reside longer in a more residential environment.

* Cost-Effectiveness. The average annual cost to care for a Medicare or Medicaid patient in a skilled nursing home can exceed $40,000. The average cost to care for a private pay patient in a skilled nursing home can exceed $60,000 per year in certain markets. In contrast, assisting living services generally cost 30% to 50% less than skilled nursing facilities located in the same region. We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals and personal care assistance are taken into account.

* Demographics. The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 11.5% from approximately
16.6 million in 2000 to approximately 18.6 million by the year 2010. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 33.2% from approximately 4.3 million in 2000 to over 5.7 million by the year 2010. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published by the Alzheimer's Association, this population will increase 127% from the current 4.4 million to 10.0 million people by the year 2010. Because Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years, absent breakthroughs in medical research.

* Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population is increasing. Currently, more that 60 percent of the population over the age of 75 have incomes over $15,000 per year and slightly more than 35 percent have annual incomes of at least $25,000. Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households has increased over the last decade and the geographical separation of senior family members from their adult children has risen with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services we offer to senior family members are less able to do so.

* Supply/Demand Imbalance. While the senior population is growing significantly, the supply of skilled nursing beds per thousand is declining. We attribute this imbalance to a number of factors in addition to the aging of the population. Many states, in an effort to maintain control of Medicaid expenditures on long-term care, have implemented more restrictive Certificate of Need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. We also believe that high construction costs and limits on government reimbursement for construction and start-up expenses also have constrained the growth and supply of traditional skilled nursing beds. We believe that these factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with the activities of daily living but do not require 24-hour medical attention.

Competitive Strengths

We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

* State-of-the-Art Communities. Of our 132 operating communities, 65 communities have been built and opened since January 1, 1996 and reflect state-of-the-art design and equipment. In addition, we have significantly upgraded 48 of our older communities to improve their appearance and operating efficiency. These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems and electronic systems, including those for data transmission, data sharing and e-mail.

* Large Operating Scale. We believe that our size gives us significant advantages over smaller operators. Given the scale of our operations, we have the opportunity to select the best operating systems and service alternatives and to develop a set of best practices for implementation on a national scale. We also believe that, because of our size, we are able to purchase such items as food, equipment, insurance and employee benefits at lower costs, and to negotiate more favorable financing arrangements.

* Lower Cost of Communities. As of December 31, 2001, the average cost per unit of our communities was approximately $64,700. We believe that these costs are less than the current replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

* Geographic Diversification and Regional Focus. We operate our communities in 29 states in all regions of the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary markets, which enables us to maximize operating efficiencies.

* Experienced Management with Industry Relationships. Daniel R. Baty, our Chief Executive Officer, has more than 30 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that his experience and the relationships that he has developed with owners, operators and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday Retirement Corporation, an operator of independent living facilities, which we believe provides us with an informal but important relationship with a complementary business. In addition, our senior operating vice presidents have an average of 19 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

Business Strategy

We believe that there is a significant demand for alternative long-term care services that are well positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities. Our goal is to become the national leader in the assisted living segment of the long-term care industry through the following strategy:

* Focus on Operations and Occupancy. Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time. Having achieved our growth objective, in 1999 and continuing through 2001, we have substantially reduced our pace of acquisition and development activities to concentrate on improving community performance through both increased occupancy and revenue per occupied unit. Initially, we focused most of our efforts on increasing occupancy across our portfolio. Having achieved a portion of our total goal by late 1999, we then shifted our efforts toward enhancing our rates, particularly in facilities that were substantially below industry averages. This rate strategy has led to increased rates across most of our portfolio. We believe that continued focus on both rates and occupancy will continue to generate the incremental growth in margins we are striving to achieve.

* Expand Business through Third Party Management Agreements. With the current changes in the capital markets, we may be presented with, or look for, opportunities for revenue growth through the use of third party management agreements. We will take advantage of these opportunities if the managed communities fit into our existing areas of operational strength and appropriate geological proximity to the communities that we currently own or manage, and, therefore require minimal incremental cost. We intend to manage these new communities for a fee based on a percentage of their gross revenue.

* Acquire Communities Selectively. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement. As we achieve these objectives, we expect to be more receptive to acquisition opportunities that meet designated criteria. We particularly expect to favor the acquisition of communities that provide more complete coverage of our existing markets and intend to focus on acquisitions of communities that have been originally designed as assisted living facilities and that will have positive cash flow opportunities. We intend to be more selective and measured in our acquisition strategy in the future.

* Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors in smaller cities and suburbs with populations of 50,000 to 150,000 persons. We believe that this "value-sensitive" segment of the senior community is the largest, broadest and most stable. We think that these markets are receptive to the development of new assisted living communities and the expansion of existing communities.

Resident Services

Our assisted living communities offer residents a full range of services based on individual resident needs in a supportive "home-like" environment. By offering a full range of services, we can accommodate residents with a broad range of service needs. The services that we provide to our residents are designed to respond to their individual needs and to improve their quality of life.




SERVICE LEVEL           TYPE OF RESIDENT                        DESCRIPTION OF CARE PROVIDED
-------------    -------------------------------  --------------------------------------------------------------


Basic Services. .  All residents--independent,     We offer these basic services to our residents:
          . . . .  assisted living and those with  *  three meals per day,
          . . . .  Alzheimer's and related         *  social and recreational activities,
          . . . .  dementia                        *  weekly housekeeping and linen service,
          . . . .                                  *  building maintenance and grounds keeping,
          . . . .                                  *  24-hour emergency response and security,
          . . . .                                  *  licensed nurses on staff to monitor and coordinate care
          . . . .                                  needs, and
          . . . .                                  *  transportation to appointments, etc.
----------------------------------------------------------------------------------------------------------------------
Assisted living .  Assisted living residents       We cater our assisted living services to each resident based on
services. . . . .                                  his/her individual requirements for more frequent or intensive
          . . . .                                  assistance or increased care or supervision.  We achieve this
          . . . .                                  individualized care, through consultation with the resident, the
          . . . .                                  resident's physician and the resident's family.
          . . . .
          . . . .                                  We determine an individual resident's level of care by the
          . . . .                                  degree of assistance he/she requires in each of several categories.
          . . . .                                  Our categories of care include, but are not limited to:
          . . . .                                  *  medication management and supervision,
          . . . .                                  *  reminders for dining and recreational activities,
          . . . .                                  *  assistance with bathing, dressing and grooming,
          . . . .                                  *  incontinence,
          . . . .                                  *  behavior management,
          . . . .                                  *  dietary assistance, and
          . . . .                                  *  miscellaneous (which consists of diabetic management,
          . . . .                                  prescription medication, transfer, simple treatment,
          . . . .                                  oxygen set up/maintenance and prosthesis).
----------------------------------------------------------------------------------------------------------------------
Special Care. . .  Residents with Alzheimer's      We have designed our Special Care program to meet the
Program . . . . .  and related dementia            specialized medical, psychological and social needs of our
(Alzheimer's &. .                                  resident afflicted by this condition.  In a manner consistent with
related dementia)                                  our assisted living services, we help structure a service plan for
          . . . .                                  each resident based on his/her individual needs.  Some of the key
          . . . .                                  service areas that we focus on to provide the best care for our
          . . . .                                  residents with Alzheimer's or related dementias center around:
          . . . .                                  *  separate dining program,
          . . . .                                  *  enhanced behavior interpretation and management,
          . . . .                                  *  structured activity planning, and
          . . . .                                  *  counseling for residents and their families.
----------------------------------------------------------------------------------------------------------------------

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

Management Activities

At December 31, 2001, we managed and provided administrative services to 74 assisted living communities under management agreements that typically provide for management fees ranging from 3% to 7% of gross revenues. Management fees were approximately $8.7 million in 2001. These management agreements have terms ranging from two to five years, and may be renewed or renegotiated at the expiration of the term. We have various categories of management agreements, including:

* management agreements covering 46 communities in connection with the Emeritrust transactions, which we will refer to extensively throughout this document are summarized as follows:

     * EMERITRUST I: 25 communities that we began managing in December 1998. Until December 31, 2001, we received a base management fee of 5% of gross revenues, but were entitled to receive up to 7% depending on the cash flow performance of the communities managed. As of January 1, 2002, however, we will receive a base management fee of 3% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed. Additionally, we are required by our management contracts to fund cash operating deficits.

     * EMERITRUST II: 21 communities that we began managing in March 1999, consisting of:

               * EMERITRUST II OPERATING: 16 communities for which we have no obligation to fund cash operating deficits. We receive a base management fee of 5% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed.

               * EMERITRUST II DEVELOPMENT: 5 communities for which we are required to fund cash operating deficits. We receive a base management fee of 5% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed.

* management agreements covering 8 communities owned by Columbia House, a limited partnership, and 10 additional communities, all owned by entities controlled by Mr. Baty. We provide management services and administrative services in connection with acquisition, development and financing activities and generally receive fees ranging from 4% to 6% of the gross revenues generated by the communities.

* management agreements covering four communities owned by joint ventures in which we have a financial interest. We receive management fees ranging from 4% to 7% of gross revenues.

* management agreements covering six communities owned by independent third parties. We receive management fees ranging from 4% to 7% of gross revenues, or similar arrangement based on occupied capacity.

Prior to 1999, we did not have material revenue from management agreements. If we exercise our options to purchase the Emeritrust communities prior to June 10, 2003 (December 10, 2003, for the five Emeritrust II Development communities), or if the management agreements expire on those dates and are not renewed, our revenue from management fees will diminish substantially.

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

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to monitor operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2002. We use high quality hardware and operating systems from current and proven technologies to support our current technology infrastructure.

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

Employees

At December 31, 2001, we had 6,005 employees, including 4,409 full-time employees, of which approximately 150 were employed at our headquarters. None of our employees are currently represented by a labor union, and we are not aware of any union-organizing activities among our employees. We believe that our relationship with our employees is satisfactory.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.

ITEM  2.   DESCRIPTION  OF  PROPERTY

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas. Twenty-two of our operating communities offer some independent living services and three are operated as skilled nursing facilities. The table below summarizes information regarding our currently operating communities as of December 31, 2001.

                                                                 EMERITUS
                                                                 OPERATIONS         UNITS     BEDS
        COMMUNITY                           LOCATION             COMMENCED            (A)      (B)        INTEREST
                                                                 ---------      ----------  -------  --------------------
ARIZONA
Arbor at Olive Grove * . . . . . . . . . .  Phoenix               Jun. 1994             98      111  Lease
La Villita * (2) . . . . . . . . . . . . .  Phoenix               Jun. 1994             92       92  First Refusal/Manage
Loyalton of Flagstaff (3). . . . . . . . .  Flagstaff             Jun. 1999             61       67  Option/Manage
Loyalton of Phoenix (3). . . . . . . . . .  Phoenix               Jan. 1999            101      111  Option/Manage
Scottsdale Royale~ . . . . . . . . . . . .  Scottsdale            Aug. 1994             63       63  Own

CALIFORNIA
Creston Village~ . . . . . . . . . . . . .  Paso Robles           Feb. 1998            100      110  Joint Venture
Emerald Hills. . . . . . . . . . . . . . .  Auburn                Jun. 1998             89       98  Lease
Fulton Villa . . . . . . . . . . . . . . .  Stockton              Mar. 1995             80       80  Own
Laurel Place *~ (2). . . . . . . . . . . .  San Bernardino        Apr. 1996             71       72  Option/Manage
Northbay Retirement~ . . . . . . . . . . .  Fairfield             Mar. 1998            172      189  Joint Venture
The Terrace~ (2) . . . . . . . . . . . . .  Grand Terrace         Mar. 1996             87       87  Option/Manage
Villa Del Rey *. . . . . . . . . . . . . .  Escondido             Mar. 1997             84       84  Own

CONNECTICUT
Cold Spring Commons *. . . . . . . . . . .  Rocky Hill            Apr. 1997             80       88  Lease

DELAWARE
Gardens at White Chapel (2). . . . . . . .  Newark                Jul. 1998            100      110  Option/Manage
Green Meadows at Dover . . . . . . . . . .  Dover                 Oct. 1995             52       63  Lease

FLORIDA
The Allegro. . . . . . . . . . . . . . . .  St. Augustine         Aug. 1999            111      122  Manage
Barrington Place (2) . . . . . . . . . . .  LeCanto               May-1996              79      120  Option/Manage
Beneva Park Club (2) . . . . . . . . . . .  Sarasota              Jul. 1995             96      102  Option/Manage


                                                                 EMERITUS
                                                                 OPERATIONS         UNITS     BEDS
        COMMUNITY                           LOCATION             COMMENCED            (A)      (B)        INTEREST
                                                                 ---------      ----------  -------  --------------------
The Pavillion at Crossing
Pointe *~ (2). . . . . . . . . . . . . . .  Orlando               Jul. 1995            174      190  Option/Manage
College Park Club * (2). . . . . . . . . .  Bradenton             Jul. 1995             85       93  Option/Manage
Colonial Park Club (3) . . . . . . . . . .  Sarasota              Aug. 1996             88       90  Option/Manage
Heritage Oaks. . . . . . . . . . . . . . .  Tallahassee           Dec. 1999            120      132  Manage
La Casa Grande . . . . . . . . . . . . . .  New Port Richey       May-1997             200      235  Own
The Lakes. . . . . . . . . . . . . . . . .  Ft. Myers             Jun-2000             154      190  Lease
The Lodge at Mainlands (2) . . . . . . . .  Pinellas Park         Aug. 1996            154      162  Option/Manage
Madison Glen (2) . . . . . . . . . . . . .  Clearwater            May-1996             135      154  First Refusal/Manage
Park Club of Brandon (3) . . . . . . . . .  Brandon               Jul. 1995             88       88  Option/Manage
Park Club of Ft. Myers (3) . . . . . . . .  Ft. Myers             Jul. 1995             77       82  Option/Manage
Park Club of Oakbridge (3) . . . . . . . .  Lakeland              Jul. 1995             88       88  Option/Manage
River Oaks . . . . . . . . . . . . . . . .  Englewood             May-1997             155      200  Own
Springtree (2) . . . . . . . . . . . . . .  Sunrise               May-1996             179      246  Option/Manage
Stanford Centre. . . . . . . . . . . . . .  Altamonte Springs     May-1997             118      180  Own

IDAHO
Bestland Retirement. . . . . . . . . . . .  Coeur d               Nov. 1996             83       86  Manage
Highland Hills~ (3). . . . . . . . . . . .  Pocatello             Oct. 1996             49       55  Option/Manage
Juniper Meadows. . . . . . . . . . . . . .  Lewiston              Nov. 1997             82       90  Own
Loyalton of Coeur d'Alene~(3). . . . . . .  Coeur d'Alene         Mar. 1996            108      114  Option/Manage
Ridge Wind (3) . . . . . . . . . . . . . .  Chubbuck              Aug. 1996             80      106  Option/Manage
Summer Wind. . . . . . . . . . . . . . . .  Boise                 Sep. 1995             49       53  Lease

ILLINOIS
Canterbury Ridge . . . . . . . . . . . . .  Urbana                Nov. 1998            101      111  Lease
Rockford . . . . . . . . . . . . . . . . .  Rockford              Jun. 2000            100      110  Manage

IOWA
Silver Pines . . . . . . . . . . . . . . .  Cedar Rapids          Jan. 1995             80       80  Own

KANSAS
Elm Grove Estates (2). . . . . . . . . . .  Hutchinson            Apr. 1997            121      133  Option/Manage

KENTUCKY
Stonecreek Lodge * . . . . . . . . . . . .  Louisville            Apr. 1997             80       88  Lease


                                                                 EMERITUS
                                                                 OPERATIONS         UNITS     BEDS
        COMMUNITY                           LOCATION             COMMENCED            (A)      (B)        INTEREST
                                                                 ---------      ----------  -------  --------------------
MARYLAND
Emerald Estates. . . . . . . . . . . . . .  Baltimore             Oct. 1999            120      134  Manage
Loyalton of Hagerstown (3) . . . . . . . .  Hagerstown            Jul. 1999            100      110  Option/Manage

MASSACHUSETTS
Canterbury Woods . . . . . . . . . . . . .  Attleboro             Jun. 2000            130      130  Manage
The Lodge at Eddy Pond . . . . . . . . . .  Auburn                Jan. 2000            108      110  Lease
Meadow Lodge at Drum Hill *. . . . . . . .  Chelmsford            Aug. 1997             80       88  Own
The Pines at Tewksbury * (3) . . . . . . .  Tewksbury             Jan. 1996             49       65  Option/Manage
Woods at Eddy Pond * . . . . . . . . . . .  Auburn                Mar. 1997             80       88  Lease

MISSISSIPPI
Loyalton of Biloxi . . . . . . . . . . . .  Biloxi                Jan. 1999             83       91  Lease
Loyalton of Hattiesburg. . . . . . . . . .  Hattiesburg           Jul. 1999             79       83  Lease
Ridgeland Pointe * . . . . . . . . . . . .  Ridgeland             Aug. 1997             79       87  Joint Venture
Silverleaf Manor . . . . . . . . . . . . .  Meridian              Jul. 1998            101      111  Manage
Trace Point. . . . . . . . . . . . . . . .  Clinton               Oct. 1999            100      110  Manage

MISSOURI
Autumn Ridge~. . . . . . . . . . . . . . .  Herculaneum           Jun. 1997             94       94  Manage

MONTANA
Springmeadows Residence. . . . . . . . . .  Bozeman               Apr. 1997             74       81  Own

NEVADA
Concorde * . . . . . . . . . . . . . . . .  Las Vegas             Nov. 1996            116      128  Own

NEW JERSEY
Laurel Lake Estates. . . . . . . . . . . .  Voorhees              Jul. 1995            117      119  Lease
Loyalton of Cape May . . . . . . . . . . .  Cape May              May 2001             100      110  Manage

NEW YORK
Bassett Manor (1). . . . . . . . . . . . .  Williamsville         Nov. 1996            103      105  Lease
Bassett Park Manor (1) . . . . . . . . . .  Williamsville         Nov. 1996             78       80  Lease
Bellevue Manor (1) . . . . . . . . . . . .  Syracuse              Nov. 1996             90       90  Lease
Colonie Manor (1). . . . . . . . . . . . .  Latham                Nov. 1996             94       94  Lease
East Side Manor (1). . . . . . . . . . . .  Fayetteville          Nov. 1996             80       88  Lease
Green Meadows at Painted Post (1). . . . .  Painted Post          Oct. 1995             73       96  Lease
The Landing at Brockport . . . . . . . . .  Brockport             Jul. 1999             84       92  Manage
The Landing at Queensbury. . . . . . . . .  Queenbury             Nov. 1999             84       92  Manage
Loyalton of Lakewood (3) . . . . . . . . .  Lakewood              Jul. 1999             83       91  Option/Manage
Perinton Park Manor (1). . . . . . . . . .  Fairport              Nov. 1996             78       86  Lease
West Side Manor--Rochester(1) . .. . . . .  Rochester             Nov. 1996             72       72  Lease
West Side Manor--Syracuse(1) . . . . . . .  Syracuse              Nov. 1996             78       80  Lease


                                                                 EMERITUS
                                                                 OPERATIONS         UNITS     BEDS
        COMMUNITY                           LOCATION             COMMENCED            (A)      (B)        INTEREST
                                                                 ---------      ----------  -------  --------------------

Woodland Manor (1) . . . . . . . . . . . .  Vestal                Nov. 1996             60      116  Lease

NORTH CAROLINA
Heritage Hills Retirement Community~ . . .  Hendersonville        Feb. 1996             99       99  Own
Heritage Lodge Assisted Living . . . . . .  Hendersonville        Feb. 1996             20       24  Lease
Pine Park Retirement Community~ . . . . .  Hendersonville        Feb. 1996            110      110  Lease
Pines of Goldsboro . . . . . . . . . . . .  Goldsboro             Sep. 1998            101      111  Manage

OHIO
Brookside Estates (2). . . . . . . . . . .  Middleburg Heights    Sep. 1998             99      101  Option/Manage
The Landing at Canton. . . . . . . . . . .  Canton                Aug. 2000             84       92  Manage
Lodge at Montgomery. . . . . . . . . . . .  Cincinnati            Jun. 2000            214      274  Manage
Park Lane. . . . . . . . . . . . . . . . .  Toledo                Jan. 1998             92      101  Manage

OREGON
Meadowbrook (3). . . . . . . . . . . . . .  Ontario               Jun. 1995             53       55  Option/Manage

PENNSYLVANIA
Green Meadows at Allentown . . . . . . . .  Allentown             Oct. 1995             76       97  Lease
Green Meadows at Latrobe . . . . . . . . .  Latrobe               Oct. 1995             84      125  Lease

SOUTH CAROLINA
Anderson Place--The Summer
House ~(3) . . . . . . . . . . . . . . . .  Anderson              Oct. 1996             30       40  Option/Manage
Anderson Place--Cottages . . . . . . . . .  Anderson              Oct. 1996             75       75  Option/Manage
Anderson Place--The Health
Center # (3) . . . . . . . . . . . . . . .  Anderson              Oct. 1996             22       44  Option/Manage
Bellaire Place * (2) . . . . . . . . . . .  Greenville            May-1997              81       89  Option/Manage
Countryside Park . . . . . . . . . . . . .  Easley                Feb. 1996             48       66  Lease
Countryside Village Assisted Living. . . .  Easley                Feb. 1996             48       78  Lease
Countryside Village Health Care
Center # . . . . . . . . . . . . . . . . .  Easley                Feb. 1996             24       44  Lease
Countryside Village Retirement Center. . .  Easley                Feb. 1996             72       75  Lease
Skylyn Health Center # . . . . . . . . . .  Spartanburg           Feb. 1996             26       48  Lease
Skylyn Personal Care Center. . . . . . . .  Spartanburg           Feb. 1996            115      131  Lease
Skylyn Retirement Community. . . . . . . .  Spartanburg           Feb. 1996            120      120  Lease
York Care. . . . . . . . . . . . . . . . .  York                  Sep. 1999             82      164  Manage


                                                                 EMERITUS
                                                                 OPERATIONS         UNITS     BEDS
        COMMUNITY                           LOCATION             COMMENCED            (A)      (B)        INTEREST
                                                                 ---------      ----------  -------  --------------------

TENNESSEE
Walking Horse Meadows ~ * (2) .. . . . . .  Clarksville           Jun. 1997             50       55  Option/Manage

TEXAS
Amber Oaks * . . . . . . . . . . . . . . .  San Antonio           Apr. 1997            163      275  Lease
Cambria *. . . . . . . . . . . . . . . . .  El Paso               Sep. 1996             79       87  Lease
Dowlen Oaks (2). . . . . . . . . . . . . .  Beaumont              Dec. 1996             79       87  Option/Manage
Eastman Estates (2). . . . . . . . . . . .  Longview              Jun. 1997             70       77  Option/Manage
Elmbrook Estates (3) . . . . . . . . . . .  Lubbock               Dec. 1996             79       87  Option/Manage
Lakeridge Place (2). . . . . . . . . . . .  Wichita Falls         Jun. 1997             79       87  Option/Manage
Meadowlands Terrace * (2). . . . . . . . .  Waco                  Jun. 1997             71       78  First Refusal/Manage
Myrtlewood Estates (2) . . . . . . . . . .  San Angelo            May-1997              79       87  Option/Manage
The Palisades *~ . . . . . . . . . . . . .  El Paso               Apr. 1997            158      215  Lease
Redwood Springs. . . . . . . . . . . . . .  San Marcos            Apr. 1997             90       90  Lease
Saddleridge Lodge (2). . . . . . . . . . .  Midland               Dec. 1996             79       87  Option/Manage
Seville Estates * (2). . . . . . . . . . .  Amarillo              Mar. 1997             50       55  Option/Manage
Sherwood Place * . . . . . . . . . . . . .  Odessa                Sep. 1996             79       87  Lease
Vickery Towers at Belmont~ . . . . . . . .  Dallas                Apr. 1995            301      331  Manage

UTAH
Emeritus Estates (2) . . . . . . . . . . .  Ogden                 Feb. 1998             83       91  Option/Manage

VIRGINIA
Carriage Hill Retirement . . . . . . . . .  Bedford               Sep. 1994             91      137  Lease
Cobblestones at Fairmont * . . . . . . . .  Manassas              Sep. 1996             75       82  Own
Loyalton of Staunton (3) . . . . . . . . .  Staunton              Jul. 1999            101      111  Option/Manage
Wilburn Gardens. . . . . . . . . . . . . .  Fredericksburg        Jan. 1999            101      111  Manage

WASHINGTON
Arbor Place at Silver Lake . . . . . . . .  Everett               Jun. 1999            101      111  Manage
Charlton Place . . . . . . . . . . . . . .  Tacoma                Jul. 1998             96      105  Manage
Cooper George ~* . . . . . . . . . . . . .  Spokane               Jun. 1996            140      158  Partnership
Courtyard at the Willows * . . . . . . . .  Puyallup              Sep. 1997            101      111  Own
Evergreen Lodge (3). . . . . . . . . . . .  Federal Way           Apr. 1996             98      124  Option/Manage
Fairhaven Estates * (3). . . . . . . . . .  Bellingham            Oct. 1996             50       55  Option/Manage
Garrison Creek Lodge * . . . . . . . . . .  Walla Walla           Jun. 1996             80       88  Lease
Harbour Pointe Shores (2). . . . . . . . .  Ocean Shores          Feb. 1997             50       55  Option/Manage
The Hearthstone (3). . . . . . . . . . . .  Moses Lake            Nov. 1996             84       92  Option/Manage
The Hearthside . . . . . . . . . . . . . .  Issaquah              Feb. 2000             98       98  Own
Kirkland Lodge . . . . . . . . . . . . . .  Kirkland              Mar. 1996             74       84  Own
Renton Villa * . . . . . . . . . . . . . .  Renton                Sep. 1993             79       97  Lease
Richland Gardens . . . . . . . . . . . . .  Richland              May-1998             100      110  Manage


                                                                 EMERITUS
                                                                 OPERATIONS         UNITS     BEDS
        COMMUNITY                           LOCATION             COMMENCED            (A)      (B)        INTEREST
                                                                 ---------      ----------  -------  --------------------

Seabrook * . . . . . . . . . . . . . . . .  Everett               Jun. 1994             60       62  Lease

WEST VIRGINIA
Charleston Gardens . . . . . . . . . . . .  Charleston            Aug. 2001            100      132  Manage

WYOMING
Park Place ~(2). . . . . . . . . . . . . .  Casper                Feb. 1996             60       60  Option/Manage

JAPAN
San Oaks . . . . . . . . . . . . . . . . .  Kurashiki             Dec. 1999            114      158  Joint Venture
                                                                                   -------  -------

Total Operating Communities                                                         12,248   14,026
                                                                                   ========  =======


     *  Near an existing or proposed Holiday facility.
     ~  Currently offers independent living services.
     #  Currently operates as a skilled nursing facility.
    (a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.
    (b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.
    (1) We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent third party.
    (2) On December 31, 1998, an investor group acquired these communities ("Emeritrust I") from Meditrust. We hold an option or a right of first refusal to purchase the communities, expiring on June 10, 2003, at a formula price based on a specified return to the investor group. We manage the communities during the option term.
    (3) On March 31, 1999, an investor group acquired these communities ("Emeritrust II") from Meditrust. We hold an option to purchase the communities, expiring on June 10, 2003, or December 10, 2003, for the five development communities, at a formula price based on a specified return to the investor group. We manage the communities during the option term.

Executive  Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 26,500 square feet of space. Our lease agreement includes a term of 10 years, expiring July 2006, with two five-year renewal options.



ITEM 3.   LEGAL PROCEEDINGS

In August 2000, Emeritus began arbitration proceedings with Corio Inc. ("Corio") in connection with a contract dispute. In 1999, we entered into an agreement with Corio, pursuant to which Corio would plan, implement, and finalize our new accounting software program. In March 2000, Emeritus canceled the implementation of the program prior to its completion. Corio asserted a claim for breach of contract for $1.4 million, requesting payment of the full contract value. Both parties contacted AAA Arbitration as specified in the leasing and service contract, and the dispute was settled in February 2001 for $500,000, representing reimbursement for actual expenditures incurred by Corio. Payment of $300,000 was made in 2001. The remaining payments are to be remitted over a two-year term as follows: $150,000 in 2002 and $50,000 in 2003. This balance has been accrued and is included in the consolidated financial statements for the year ended December 31, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2001.


EXECUTIVE OFFICERS OF EMERITUS

The following table presents certain information about our executive officers. There are no family relationships between any of the directors or executive officers.


            Name                Age                   Position
-------------------------   -------  ----------------------------------------------------


Daniel R. Baty. . . . .          58  Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom .          49  Vice President of Finance, Secretary, Chief Financial
                                     Officer and Vice Chairman of the Board
Gary S. Becker. . . . .          54  Senior Vice President of Operations
Martin D. Roffe . . . .          54  Vice President, Financial Planning
Suzette McCanless . . .          53  Vice President, Operations--Eastern Division
Russell G. Kubik. . . .          48  Vice President, Operations--Central Division
Peter Kacy Kang . . . .          34  Vice President, Operations--Western Division
Kellie S. Murray. . . .          48  Vice President of Human Resources
Susan A. Scherr . . . .          53  Vice President of Signature Services

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

Gary S. Becker joined Emeritus as Western Division Director in January 1997, was promoted to Vice President, Operations-Western Division in September 1999, and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 28 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of Sunrise Healthcare Corp. From 1982 to October 1993 he was Vice President of Operations for the Mid-West division of the Hillhaven Corporation.

Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999. Mr. Roffe has 29 years experience in the acute care, long-term care, and senior housing industries. Prior to joining Emeritus, from May 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for the Hillhaven Corporation, at which he also held the previous positions of Sr. Application Analyst and Director of Financial Planning, from January 1983 to April 1987. Prior to 1983, Mr. Roffe served in a Budget Director capacity for Acute Care Facilities.

Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President of Operations-Eastern Division, in September 1999. Ms. McCanless has 21 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., at which she also held the previous positions of Administrator and Regional Director of Operations from June 1983 to March 1994. In the interim, Ms. McCanless worked for Delta Health Group, from April 1994 to August 1995, as Regional Director of Operations, and at Hillhaven/Vencor Corporation as the Director of Operations from September 1995 to June 1996.

Russell G. Kubik joined Emeritus as Central Division Director of Operations in April 1997 and was promoted to Vice President, Operations - Central Division, in September 1999. Mr. Kubik has 17 years of health care management experience. Prior to joining Emeritus, from 1994 to 1997, Mr. Kubik served as Regional Director of Operations for Sun Healthcare Group in the Seattle/Puget Sound area. From May 1992 to March 1994, Mr. Kubik worked as Regional Director of Operations for Beverly Enterprises, Inc. in Washington and Idaho.

Peter Kacy Kang joined Emeritus as Regional Director of Operations in June 1997 and was promoted to Senior Director of Operations - Western Division, in February 2001. Mr. Kang was then promoted to Vice President of Operations - Western Division in August 2001. Prior to joining Emeritus, Mr. Kang operated nursing and rehabilitation facilities for Beverly Enterprises from 1991 to 1994 and Sun Health Care from 1994 through 1997. He also holds a Master of Science degree from Columbia University in Administration.

Kellie  S.  Murray  joined  Emeritus as Director of Human Resources in September
1999.  Ms.  Murray  was  promoted  to Vice President of Human Resources in April
2001. Ms. Murray has 17 years of health care and human resources management experience. From January 1995 to September 1999 she was Vice President of Human Resources for the Western Group of Sunrise Healthcare Corporation. From 1985 to December 1994 she was Human Resources Manager for Virginia Mason Medical Center.

Susan A. Scherr joined Emeritus as a Regional Support Specialist in October 1999 and was promoted to Director of Signature Services and a member of the Emeritus Senior Management team in December 1999. In April 2001 Susan became Vice President of Signature Services, providing leadership and direction to Emeritus through Sales and Marketing, Education and Training, Dining Services, and Wellness and Activities Programming. Susan brings to Emeritus more than 17 years in the assisted living, acute and skilled care, and hospice/home health industries.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock has been traded on the American Stock Exchange under the symbol "ESC" since November 21, 1995, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on AMEX.


                   High       Low
                ---------  --------
2001
First Quarter.  $ 1.7500  $ 0.9000
Second Quarter  $ 2.6000  $ 0.8000
Third Quarter.  $ 2.5000  $ 1.4500
Fourth Quarter  $ 2.3200  $ 1.6000

2000
First Quarter.  $ 7.0000  $ 4.2500
Second Quarter  $ 4.1875  $ 2.5000
Third Quarter.  $ 3.5000  $ 2.1250
Fourth Quarter  $ 2.0000  $ 1.1250

1999
First Quarter.  $15.1250  $11.3750
Second Quarter  $12.1250  $ 9.7500
Third Quarter.  $10.0000  $ 7.5000
Fourth Quarter  $ 7.8125  $ 5.1250

As of February 28, 2002, the number of record holders of our Common Stock was 138.

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

ITEM  6.   SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of Emeritus Corporation, which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are included elsewhere in this document.

                                                                        Year Ended December 31,
                                                          -----------------------------------------------------
                                                            2001       2000       1999       1998       1997
                                                          ---------  ---------  ---------  ---------  ---------
Consolidated Statements of Operations Data:
Total operating revenues . . . . . . . . . . . . . . . .  $140,577   $125,192   $122,642   $151,820   $117,772
Total operating expenses . . . . . . . . . . . . . . . .   133,202    125,905    125,330    173,823    140,912
                                                          ---------  ---------  ---------  ---------  ---------
Income (loss) from operations. . . . . . . . . . . . . .     7,375       (713)    (2,688)   (22,003)   (23,140)
Other, net . . . . . . . . . . . . . . . . . . . . . . .   (11,609)   (21,223)   (18,016)    (6,776)    (5,071)
Extraordinary loss on extinguishment of debt . . . . . .         -          -       (333)      (937)         -
Cumulative effect of change in accounting principle. . .         -          -          -     (1,320)         -
                                                          ---------  ---------  ---------  ---------  ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . . .    (4,234)   (21,936)   (21,037)   (31,036)   (28,211)
Preferred stock dividends. . . . . . . . . . . . . . . .     6,368      5,327      2,250      2,250        425
                                                          ---------  ---------  ---------  ---------  ---------
 Net loss to common shareholders . . . . . . . . . . . .  $(10,602)  $(27,263)  $(23,287)  $(33,286)  $(28,636)
                                                          =========  =========  =========  =========  =========
Loss per common share before extraordinary item and
   cumulative effect of change in accounting principle--
      basic and diluted. . . . . . . . . . . . . . . . .  $  (1.04)  $  (2.69)  $  (2.19)  $  (2.96)  $  (2.60)
Extraordinary loss per common share--basic and diluted .         -          -      (0.03)     (0.09)         -
Cumulative effect of change in accounting principle. . .
   loss per common share -- basic and diluted. . . . . .         -          -          -      (0.12)         -
                                                          ---------  ---------  ---------  ---------  ---------
Net loss per common share -- basic and diluted . . . . .  $  (1.04)  $  (2.69)  $  (2.22)  $  (3.17)  $  (2.60)
                                                          =========  =========  =========  =========  =========
Weighted average number of common shares outstanding--
 basic and diluted . . . . . . . . . . . . . . . . . . .    10,162     10,117     10,469     10,484     11,000
                                                          =========  =========  =========  =========  =========


Communities in which we have an interest . . . . . . . .       133        135        129        113         99
Number of units. . . . . . . . . . . . . . . . . . . . .    12,248     12,412     11,726      9,972      8,624

                                                                               December 31,
                                                           ----------------------------------------------------
                                                             2001       2000       1999       1998       1997
                                                           ---------  ---------  ---------  ---------  --------
Consolidated Balance Sheet Data:
Cash and cash equivalents . . . . . . . . . . . . . . . .  $  9,811   $  7,496   $ 12,860   $ 11,442   $ 17,537
Working capital (deficit) . . . . . . . . . . . . . . . .   (12,100)   (81,167)     6,828       (977)    12,074
Total assets. . . . . . . . . . . . . . . . . . . . . . .   168,428    178,079    198,370    192,870    228,573
Long-term debt, less current portion. . . . . . . . . . .   131,070     60,499    128,319    119,674    108,117
Convertible debentures. . . . . . . . . . . . . . . . . .    32,000     32,000     32,000     32,000     32,000
Redeemable preferred stock. . . . . . . . . . . . . . . .    25,000     25,000     25,000     25,000     25,000
Shareholders' equity (deficit). . . . . . . . . . . . . .   (74,141)   (65,803)   (37,290)   (45,964)     1,207

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. During 1999 and continuing through 2001, we have substantially reduced our pace of acquisition and development activities to concentrate on improving our operations and increasing occupancy and our average revenue per unit.

In our consolidated portfolio, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,405 for 2001 from $2,213 for 2000. This represents an average revenue increase of $192 per month per occupied unit, or 8.7%. The average occupancy rate decreased slightly to 84.1% in 2001 from 85.8% during 2000.

In our total operated portfolio, which includes managed communities, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,294 for 2001 from $2,109 for 2000. This represents an average revenue increase of $185 per month per occupied unit, or 8.8% . The average occupancy rate decreased slightly to 81.6% in 2001 from 81.7% during 2000.

We intend to continue a selective growth strategy through acquiring and developing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings.

The  following  table  sets  forth  a  summary  of  our  property  interests.



                                                                  As of December 31,
                                         ----------------------------------------------------------------------
                                                  2001                    2000                    1999
                                         ----------------------  ----------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings     Units
                                         ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . . . .          16       1,579         16       1,579          16       1,572
Leased (1). . . . . . . . . . . . . . .          42       3,444         45       3,700          40       3,302
Managed/Admin Services. . . . . . . . .          70       6,620         69       6,528          68       6,247
Joint Venture/Partnership . . . . . . .           5         605          5         605           5         605
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . . . .         133      12,248        135      12,412         129      11,726

     Percentage increase (decrease) (2)        (1%)        (1%)          5%          6%         14%         18%

Pending Acquisitions. . . . . . . . . .           -           -          -           -           2         206
New Developments (3). . . . . . . . . .           -           -          2         200           6         604
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Total. . . . . . . . . . . . . . .         133      12,248        137      12,612         137      12,536
                                         ----------  ----------  ----------  ----------  ----------  ----------

     Percentage increase (decrease) (2)        (3%)        (3%)          0%          1%       (12%)        (5%)

--------
     (1) Included in our consolidated portfolio of communities.
     (2) The percentage increase (decrease) indicates the change from the prior period.
     (3) The communities under development at December 31, 2000, were developed by third parties, but are currently managed by Emeritus.


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

We have incurred net operating losses since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $141.7 million. These losses resulted from a number of factors, including:

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

EMERITRUST TRANSACTIONS

In two separate transactions during the fall of 1998 and the spring of 1999, we arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $292.2 million. Of the 46 communities involved, 43 had been, or were proposed to be, leased to us by Meditrust Company LLC under sale/leaseback financing arrangements, and three had been owned by us. The first purchase, consisting of 25 communities, which we will call the Emeritrust I communities, was completed in December 1998 and the second purchase, consisting of 21 communities, 16 of which we will call the Emeritrust II Operating communities and five of which we call the Emeritrust II Development communities, was completed in March 1999.

Of the $168.0 million purchase price for the Emeritrust I communities, $138.0 million was financed through a three-year first mortgage loan with an independent third party and $30.0 million was financed through subordinated debt and equity investments from the investor group, which includes Daniel R. Baty, our Chief Executive Officer, who is also a director and a principal shareholder. Of the $124.2 million purchase price for the Emeritrust II Operating communities and Emeritrust II Development communities, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the investor group, which includes Mr. Baty.

The investor groups retained us to manage all of the communities through December 31, 2001, and granted us options to purchase the communities during this period. During 2000, the Emeritrust I communities failed to comply with covenants under the $138 million mortgage loan and in 2001 it became clear that we would not be able to purchase the communities under the options. As a result, in January 2002, the mortgage loans were restructured and the management agreements and options to purchase were extended to June 30, 2003 (to December 31, 2003 in the case of the five Emeritrust II Development communities). The discussion below reflects the terms of these arrangements as modified.

From January 1, 2002, through June 30, 2003, we will receive for the Emeritrust I communities a base management fee of 3% of gross revenues generated by the communities and an additional management fee of 4%, payable out of 50% of cash flow. The availability of cash flow to pay management fees is subject to prior payment of expenses and fees related to the restructuring of the mortgage loan in 2001. For the Emeritrust II Operating communities and the Emeritrust II Development communities, we have received and continue to receive a base management fee of 5% of gross revenues and an additional management fee of 2%, payable to the extent that the communities meet certain cash flow standards. Prior to January 1, 2001, the management fees for the Emeritrust I communities were also computed in this fashion.

Under the management agreements, we are obligated to reimburse the investor groups for cumulative cash operating losses greater than $4.5 million in the case of the Emeritrust I communities and $500, 000 in the case of each of the five Emeritrust II Development communities. Since these thresholds have been exceeded, we are currently responsible for most cash operating losses generated by these communities if they occur. There is no such funding arrangement with respect to the Emeritrust II Operating communities. Our funding obligations for the Emeritrust I communities have been $1.3 million, $4.9 million and $1.9 million for 2001, 2000 and 1999, respectively. Our funding obligations for the Emeritrust II Development communities have been $310,000 and $1.6 million in 2001 and 2000, respectively.

2000 and 1999, respectively. Our funding obligations for the Emeritrust II Development communities have been $310,000 and $1.6 million in 2001 and 2000, respectively.

Although the amounts of our funding obligation each year include management fees earned by us under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent that we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our financial statements under the category "Other, net." Conversely, if the applicable management fees exceed our funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our consolidated financial statements. Management fees earned for the Emeritrust I communities have been $4.0 million, $2.1 million and $1.9 million in 2001, 2000 and 1999, respectively, of which $2.8 million have been recognized in 2001. Management fees earned for the Emeritrust II Development communities have been $766,000 and $360,000, of which $673,000 and $174,000 have been recognized in 2001 and 2000, respectively. Management fees earned for the Emeritrust II Operating communities have been $1.9 million earned and recognized in both 2001 and 2000.

We have an option to purchase 43 of the 46 Emeritrust Communities and a right of first refusal with respect to the remaining three communities, both of which expire June 30, 2003 (December 31, 2003 in the case of the five Emeritrust II Development communities). The option must be exercised with respect to all communities or may not be exercised at all. If investor groups require Mr. Baty to purchase certain of the communities, upon the conditions described below, we have the right to exercise our option within 60 days of receiving notice of this action. The option price for the 43 Emeritrust communities is equal to the original cost of the communities of approximately $292 million, plus an amount that would provide the investor groups with an 18% rate of return, compounded annually, on their original investment of $54.6 million (less any cash distributions received). In connection with the exercise of the option, we are also obligated to pay certain costs and fees.

The management agreements, including the options to purchase the related communities, are subject to various termination provisions, including cross-default provisions among all three groups of communities. The management agreement for the Emeritrust I communities may be terminated if cash distributions to the investor group do not meet certain levels or if the communities fail to meet certain coverage requirements under the mortgage loan. In addition, certain of the communities have been refinanced and, accordingly, our ability to exercise the option will depend on whether we can assume or refinance the debt secured by these communities. Termination of the management agreements or failure to exercise the options could result in the loss of management fees and the substantial decrease in the number of communities we operate.

Under related agreements, the investor groups may require Mr. Baty to purchase between ten and twelve of the Emeritrust communities, depending on the occurrence of any one of the following events: (a) we do not exercise our option to purchase the communities before the option expires, (b) we default under the management agreements, (c) Mr. Baty's net worth falls below a certain threshold, (d) we experience a change of control or (e) Mr. Baty ceases to be our chief executive officer. If Mr. Baty is required to purchase some of the communities, he will also have the option to purchase all of the Emeritrust communities on the same terms under which we are entitled purchase the communities, subject to our prior right to do so within a specified time period.

RESULTS  OF  OPERATIONS

Critical  Accounting  Policies  and  Estimates.

Emeritus's discussion and analysis of its financial condition and results of Operations are based upon Emeritus's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Emeritus holds shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. Emeritus records an investment impairment charge when it believes this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.


                                                            Percentage of Revenues                       Year-to-Year
                                                           Years Ended December 31,             Percentage Increase (Decrease)
                                                    ----------------------------------------  ----------------------------------
                                                        2001          2000          1999         2000-2001         1999-2000
                                                    ------------  ------------  ------------  ----------------  ----------------
Revenues . . . . . . . . . . . . . . . . . . . . .        100.0%        100.0%        100.0%             12.3%              2.1%
Expenses:
     Community operations. . . . . . . . . . . . .         57.5          61.4          63.8               5.2              (1.7)
     General and administrative. . . . . . . . . .         12.8          13.9          12.6               3.2              12.3
     Depreciation and amortization . . . . . . . .          5.2           5.9           5.4              (1.7)             12.1
     Facility lease expense. . . . . . . . . . . .         19.3          19.4          20.5              11.5              (3.3)
                                                    ------------  ------------  ------------  ----------------  ----------------
         Total operating expenses. . . . . . . . .         94.8         100.6         102.3               5.8               0.5
                                                    ------------  ------------  ------------  ----------------  ----------------
Income (loss) from operations. . . . . . . . . . .          5.2          (0.6)         (2.3)              N/A             (74.4)
Other income (expense):
     Interest income . . . . . . . . . . . . . . .          0.7           0.8           0.5              (1.0)             47.8
     Interest expense. . . . . . . . . . . . . . .         (9.4)        (12.0)        (11.2)            (11.9)              9.6
     Impairment of investment securities . . . . .            -             -          (6.1)              N/A             (99.6)
     Other, net. . . . . . . . . . . . . . . . . .          0.5          (5.7)          2.0               N/A            (386.6)
                                                    ------------  ------------  ------------  ----------------  ----------------
         Net other expense . . . . . . . . . . . .         (8.2)        (16.9)        (14.8)            (45.2)             17.8
                                                    ------------  ------------  ------------  ----------------  ----------------
          Loss before extraordinary item . . . . .         (3.0)        (17.5)        (17.1)            (80.7)              6.0
Extraordinary loss on early extinguishment of debt            -             -          (0.3)              N/A            (100.0)
                                                    ------------  ------------  ------------  ----------------  ----------------
          Net loss . . . . . . . . . . . . . . . .         (3.0)%       (17.5)%       (17.2)%           (80.7)%             4.3%
                                                    ============  ============  ============  ================  ================



Comparison  of  the  Years  Ended  December  31,  2001  and  2000
-----------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the year ended December 31, 2001, increased by $15.4 million to $140.6 million from $125.2 million in 2000, or 12.3%. Approximately $4.1 million of the increase reflects revenue from four communities that we first leased in late 2000, reduced by revenues from leased communities we disposed of in late 2001. The balance of the change in revenue is primarily the result of increases in the average monthly revenue per unit due to our rate enhancement program. Average monthly revenue per unit was $2,405 for 2001 compared to $2,213 for 2000, an increase of approximately 8.7%. These increases were partially offset by a small decrease in the occupancy rate of 1.7 percentage points to 84.1% for 2001 from 85.8% for 2000. An increase in management fee revenue of $4.2 million contributed significantly to increased revenue. Improved performance of managed communities allowed us to recognize base management fees and performance-driven contingent management fees. Concurrently, our net funding obligation for the Emeritrust communities was greatly reduced (see Other, net below).

Community Operations: Community operating expenses for the year ended December 31, 2001, increased $4.0 million to $80.8 million from $76.8 million for 2000, or 5.2%. Approximately $1.8 million of the increase reflects operating expense from four communities that we first leased in late 2000, reduced by operating expense from leased communities we disposed of in late 2001. The balance of this change was due to increases in personnel costs and above average increases in utility costs and liability insurance premiums. Community operating expenses as a percentage of total operating revenue decreased to 57.5% in 2001 from 61.4% in 2000, primarily as a result of increased revenues.

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2001, increased $561,000 to $18.0 million from $17.4 million for 2000, or 3.2%. This comparison reflects the effect of abnormally high expenses in 2000 for professional consulting fees and for certain employee benefits. Excluding these items, we experienced increases of approximately $1.5 million in personnel costs, liability insurance and utilities. As a percentage of total operating revenues, G&A expenses decreased to 12.8% for 2001, compared to 13.9% for 2000, primarily as a result of increased revenues. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry wide comparisons. These percentages were 6.6% and 7.2% for 2001 and 2000, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2001 and 2000, were approximately $7.3 million and $7.4 million, respectively. In 2001, this represents 5.2% of total operating revenues, compared to 5.9% for 2000. The decrease as a percentage of revenues is due to increased revenues.

Facility Lease Expense: Facility lease expense for the year ended December 31, 2001, was $27.1 million compared to $24.3 million for the year ended December 31, 2000, representing an increase of $2.8 million, or 11.5%. Approximately $1.8 million of the increase reflects rental from four communities that we first leased in late 2000, reduced by rental from leased communities we disposed of in late 2001. The balance of the increase is primarily attributable to rental increases based on community performance under certain of our leases and to higher rental on two leased communities that were refinanced through sale/leaseback transactions. We leased 42 communities as of December 31, 2001, compared to 45 communities as of December 31, 2000. Facility lease expense as a percentage of revenues decreased to 19.3% from 19.4% for the years ended December 31, 2001 and 2000, respectively.

Interest Income: Interest income for the year ended December 31, 2001, was $980,000 versus $990,000 for the year ended December 31, 2000. The decrease is primarily attributable to declining interest rates, offset by higher investment amounts.

Interest Expense: Interest expense for the year ended December 31, 2001, was $13.3 million compared to $15.1 million for the year ended December 31, 2000.
This decrease of $1.8 million, or 11.9%, is primarily attributable to lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense decreased to 9.4% from 12.0% for the year ended December 31, 2001 and 2000, respectively, reflecting increased revenues in conjunction with lower interest rates.

Other, net: Other, net increased by $7.8 million to $707,000 income for the year ended December 31, 2001, from $7.1 million expense for the year ended December 31, 2000. The amount for the year 2001 included a deficit-funding obligation of $335,000 arising from our management of the Emeritrust communities, losses of $313,000 associated with our investment in Senior Healthcare Partners, LLC, and a gain of $1.2 million on sale of a community. The amount for the year 2000 includes a deficit funding obligation of $3.7 million arising from our management of the Emeritrust communities, write-offs of $1.5 million relating to receivables and capitalized development transaction costs that do not have future realizable value, losses of $557,000 associated with our investment in Senior Healthcare Partners, LLC, and other items aggregating $1.3 million.

Preferred dividends: For the year ended December 31, 2001 and 2000, the preferred dividends were approximately $6.4 million and $5.3 million, respectively. For the last six quarters we have not paid dividends on our preferred stock but have been accruing such accumulated and unpaid dividends. The terms of our preferred stock provide that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates is $2.1 million and $600,000 for 2001 and 2000, respectively. In addition, because we have failed to pay the dividends on our Series A Stock for six quarters, effective January 1, 2002, such dividends will be calculated on a compounded cumulative basis, retroactive to our last payment, until they are paid current. Had we been required to compound the dividends for the Series A Stock in prior years, both our preferred dividends and net loss to common shareholders would have increased $275,000 and $20,000 for 2001 and 2000, respectively.


Comparison  of  the  Years  Ended  December  31,  2000  and  1999
-----------------------------------------------------------------

Total Operating Revenues. Total operating revenues increased $2.6 million to $125.2 million for 2000 from $122.6 million in 1999, representing a 2.1% increase. Within total operating revenues, community revenue (including other service fees) increased $2.8 million to $120.6 million in 2000 from $117.7 million in 1999. The first quarter of 1999, however, includes approximately $6.3 million of community revenue from 21 communities (known as the Emeritrust II communities, more fully discussed under Other, net) that were transferred at the end of the quarter to a related party investor group under agreements pursuant to which we continue to manage them. Accordingly, the first quarter of 2000 includes only management fees from these communities and no community revenue. Excluding the Emeritrust II communities, revenues increased $9.1 million or 8% from 1999 to 2000, primarily as a result of a 4% increase in revenue per unit (an increase of $79 per unit to $2,213 per unit at December 31, 2000) and the addition of six communities during 2000, partially offset by the disposition of a skilled nursing facility.

Management fee revenue decreased $336,000 to $4.6 million in 2000 from $4.9 million in 1999. In 2000, we were not able to recognize fees earned from our management of 25 communities (known as the Emeritrust I communities, more fully discussed under Other, net) where the management agreements require us to fund cash operating deficits, while in 1999 we recognized $1.4 million in management fee revenue from these communities. This was partially offset by an increase of $500,000 in management fees from the Emeritrust II communities from $1.4 million to $1.9 million, the addition of several new management agreements and the generally improving performance of our portfolio of managed communities.

Community Operations. Community operating expenses decreased $1.4 million to $76.8 million for 2000 from $78.2 for 1999, representing a 1.7% decrease. As a percentage of total operating revenues, community operations decreased to 61.4% for 2000 compared to 63.8% for 1999. The first quarter of 1999, however, includes approximately $3.9 million of community operating expenses from the Emeritrust II communities, with no comparable offset in 2000. Excluding the Emeritrust II communities, community operating expenses increased $2.5 million or 3% from 1999 to 2000, primarily as a result of the addition of six new buildings to our consolidated portfolio, slightly offset by the disposition of one skilled nursing facility.

General and Administrative. General and administrative expenses increased $1.9 million to $17.4 million for 2000 from $15.5 million for 1999, representing a 12.3% increase. As a percentage of revenues, general and administrative expenses increased to 13.9% for 2000 compared to 12.6% for 1999. The increase of general and administrative costs as a percentage of revenues is due, in part, to transferring our interest in the Emeritrust II communities. The overall increase of $1.9 million is primarily attributable to settlement and legal costs of the Corio mediation (See Item 3. Legal Proceedings) and additional costs associated with increased professional liability insurance deductibles. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry wide comparisons. These percentages were 7.2% and 8.2% for 2000 and 1999, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased $798,000 to $7.4 million for 2000 from $6.6 million for 1999, representing a 12.1% increase. As a percentage of total revenue, depreciation and amortization expenses increased to 5.9% in 2000 from 5.4% in 1999. This marginal increase is principally the result of six community acquisitions in 2000, partially offset by the disposition of one skilled nursing facility.

Facility Lease Expense: Facility lease expense decreased $829,000 to $24.3 million for 2000 from $25.1 million for 1999, representing a decrease of 3.3%. The decrease is primarily attributable to the transfer of the Emeritrust II communities that converted to management agreements as discussed in Total Operating Revenues above. These communities accounted for $1.9 million in rent expense for 1999, partially offset by additional rent generation from six community acquisitions and normal increases in lease expense obligations from our existing portfolio. Facility Lease Expense as a percentage of revenues was 19.4% for 2000 compared to 20.5% for 1999.

Interest Income: Interest income for the year ended December 31, 2000, was $990,000 versus $670,000 for the year ended December 31, 1999. This is primarily attributable to the increase in cash available for earning interest in 2000 as compared to 1999.

Interest Expense: Interest expense for the year ended December 31, 2000, was $15.1 million compared to $13.8 million for the year ended December 31, 1999. This increase is primarily attributable to generally increasing mortgage interest expense associated with our variable rate debt, as well as the addition of six consolidated communities in early 2000. In addition, total debt increased approximately $5 million to $175 million as of December 31, 2000, compared to $170 million as of December 31, 1999. As a percentage of total operating revenues, interest expense increased to 12.0% from 11.2% for the year ended December 31, 2000 and 1999, respectively.

Impairment of Investment Securities. During 2000, we did not have an impairment of investment securities. In 1999, we wrote down $7.4 million on our investment in ARV Assisted Living, Inc., as we concluded the decline in the fair market value of this investment was other than temporary.
Other, Net. Other, net was $7.1 million (expense) in 2000 and $2.5 million income in 1999, representing a net change of $9.6 million. The amount for the year 2000 includes a deficit funding obligation of $3.7 million arising from our management of both the Emeritrust I and Emeritrust II Development communities in which we are responsible for cash operating deficits for such communities, write-offs of $1.5 million relating to receivables and capitalized development transaction costs that do not have future realizable value, losses of $557,000 associated with our investment in Senior Healthcare Partners, LLC, and other items aggregating $1.3 million. The amount for the year 1999 includes gain of $3.2 million arising from a litigation settlement, gain of $762,000 from the sale of a Canadian subsidiary, deficit-funding obligation of $1.4 million arising from our management of the Emeritrust I communities described above, and other items aggregating $600,000.

Extraordinary Item. We recognized extraordinary losses of approximately $333,000 in 1999 and none in 2000. Our 1999 extraordinary loss resulted from the write-off of loan fees and other related costs in conjunction with the refinancing of several of our mortgage-financed communities.

Same  Community  Comparison

We operated 57 communities on a comparable basis during both the three months ended December 31, 2001 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended December 31, 2001 and 2000.

                                         Three Months ended December 31,
                                                (In thousands)
                               -------------------------------------------------
                                                            Dollar   Percentage
                                   2001          2000       Change     Change
                               ------------  ------------  --------  -----------
Revenue . . . . . . . . . . .  $    30,123   $    28,949   $ 1,174          4.1%
Community operating expenses.      (18,430)      (17,466)     (964)         5.5
                               ------------  ------------  --------  -----------
  Community operating income.       11,693        11,483       210          1.8
Depreciation & amortization .       (1,433)       (1,415)      (18)         1.3
Facility lease expense. . . .       (5,975)       (5,778)     (197)         3.4
                               ------------  ------------  --------  -----------
    Operating income. . . . .        4,285         4,290        (5)        (0.1)
Interest expense, net . . . .       (2,125)       (2,913)      788        (27.1)
Other income (expense). . . .          (92)           16      (108)      (675.0)
                               ------------  ------------  --------  -----------
    Net income. . . . . . . .  $     2,068   $     1,393   $   675         48.5%
                               ============  ============  ========  ===========

The same communities represented $30.1 million or 84.3% of our total revenue of $35.7 million for the fourth quarter of 2001. Same community revenues increased by $1.2 million or 4.1% for the quarter ended December 31, 2001, from the comparable period in 2000. This was primarily due to rate increases, which increased revenue per unit by 7.8%, partially offset by a decrease in average occupancy to 82.6% in the fourth quarter of 2001 from 85.4% in the fourth quarter of 2000. For the quarter ended December 31, 2001, we increased our net income to $2.1 million from $1.4 million for the comparable period of 2000, primarily as a result of decreased interest expense resulting from lower interest rates.

We operated 57 communities on a comparable basis during both 2001 and 2000. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for 2001 and 2000.


                                           Year Ended December 31,
                                                (In thousands)
                               -------------------------------------------------
                                                            Dollar   Percentage
                                   2001          2000       Change     Change
                               ------------  ------------  --------  -----------
Revenue . . . . . . . . . . .  $   119,811   $   112,775   $ 7,036          6.2%
Community operating expenses.      (72,705)      (69,912)   (2,793)         4.0
                               ------------  ------------  --------  -----------
  Community operating income.       47,106        42,863     4,243          9.9
Depreciation & amortization .       (5,638)       (5,435)     (203)         3.7
Facility lease expense. . . .      (23,691)      (22,900)     (791)         3.5
                               ------------  ------------  --------  -----------
    Operating income. . . . .       17,777        14,528     3,249         22.4
Interest expense, net . . . .      (10,139)      (11,479)    1,340        (11.7)
Other income (expense). . . .         (397)         (111)     (286)       257.7
                               ------------  ------------  --------  -----------
    Net income. . . . . . . .  $     7,241   $     2,938   $ 4,303        146.5%
                               ============  ============  ========  ===========

The same communities represented $119.8 million or 85.2% of our total revenue of $140.6 million for the year ended December 31, 2001. Same community revenues increased by $7.0 million or 6.2% for the year ended December 31, 2001, from the year ended December 31, 2000. The increase in revenue is attributable to our rate enhancement program, which resulted in same community average monthly revenue per unit increasing to $2,411 for 2001, from $2,201 for 2000. This is an increase of $210 or 9.5%. These results were partially offset by a decrease in occupancy to 83.7% in 2001 from 86.2% in 2000. For the year ended December 31, 2001, we increased our net income to $7.2 million from $2.9 million for 2000, primarily through our rate enhancement program, controlling community level costs and the effects of lower interest rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the year ended December 31, 2001, net cash provided by operating activities was $3.6 million compared to $9.2 million of cash used in operating activities for the prior year. The primary component of the operating cash provided in the year ended December 31, 2001, was the decrease of our net loss from $21.9 million in the year ended December 31, 2000 to $4.2 million for the year ended December 31, 2001.

Net cash provided by investing activities amounted to $2.5 million for the year ended December 31, 2001, and was comprised primarily of repayment of advances by third parties and affiliates and proceeds received from the sale of two communities, which was partially offset by the acquisition of property, equipment, and new leases.

For the year ended December 31, 2001, net cash used in financing activities was $3.8 million primarily from short-term and long-term debt repayments. For the year ended December 31, 2000, net cash provided by financing activities was $118,000 primarily from proceeds of long-term borrowings, partially offset by debt repayment and preferred dividend payments.

In 2001, and as described in Note 21, we refinanced substantially all of our debt obligations, extending such financings through 2003 or thereafter. In addition, we achieved consecutive positive cash flows from operations for the last three quarters and positive earnings before preferred dividends in the fourth quarter of 2001. Including required debt service payments and capital expenditures, management believes we will be able to sustain positive cash flow through at least 2002.

The we have incurred significant operating losses since our inception and have a working capital deficit of $12.1 million, although $7.4 million of preferred dividends is only due if declared by the our board of directors. To date, we have been dependent upon third party financing or disposition of assets to fund operations. While we do not anticipate the need for third party financing or dispositions of assets to fund operations, it cannot be guaranteed that, if necessary, third party financing or disposition of assets will be available timely or at all.

We are currently out of compliance with covenants on debt totaling $1.7 million which will be repaid in June 2002 and is not cross-defaulted with any other debt. In addition, many of our other debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 14 owned assisted living properties and 36 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.


The following table summarizes our contractual obligations at December 31, 2001:


                                     Payments Due by Period (in thousands)
                         --------------------------------------------------------------
                                      Less than 1                              After 5
                                      ------------                             --------
                            Total         year       1 - 3 years  4 - 5 years   years
                         -----------  ------------  ------------  -----------  --------
Contractual Obligations
Long-Term Debt. . . . .  $   135,593  $      4,523  $    102,672  $     5,841  $ 22,557
Operating Leases. . . .  $   231,363  $     25,409  $     50,772  $    46,539  $108,643


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

RISK FACTORS

Our business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below.

The following important factors, among others, could cause actual operating results to differ materially from those expressed in forward-looking statements included in this report and presented elsewhere by our management from time to time. Do not place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report refer to potential future circumstances, operations and prospects, and therefore, are not historical or current facts. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations, and also may materially differ from our actual future experience involving any one or more of such matters and subject areas relating to possible excess assisted living capacity in our market areas affecting our occupancy and pricing levels; uncertainties in increasing occupancy and pricing, generally; effective management of costs and the effects of cost increases beyond our control, such as utilities and insurance; the difficulty in reducing and eliminating continuing operating losses; vulnerability to defaults in our debt and lease financing as a result of noncompliance with various covenants; the effects of cross-default terms; competition; and uncertainties relating to construction, licensing, environmental and other matters that affect acquisition, disposition and development of assisted living communities. We have attempted to identify, in context, certain of the factors that may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. We are not obligated to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. These and other factors are discussed in more detail below.

We have incurred losses since we began doing business and may continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business. For 2001, 2000 and 1999, we recorded net losses before preferred dividends of $4.2 million, $21.9 million, and $21.0 million, respectively. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities were among the causes of these losses. To date, we have been generally unable to stabilize occupancy and rate structures at our communities that result in positive earnings. While we were able to substantially reduce our net losses during 2001, we cannot guarantee that this improvement will continue in 2002.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and operating leases. At December 31, 2001, we had mortgage debt of $133.8 million, with minimum principal payments of about $4.5 million due in 2002. At December 31, 2001, we were obligated under long-term operating leases requiring minimum annual lease payments of which $25.4 million is payable in 2002. In addition, we will have approximately $61.9 million and $40.7 million in principal amount of debt repayment obligations that become due in 2003 and 2004, respectively. We intend to continue to finance our communities through a combination of mortgage financing and operating leases, including leases arising through sale/leaseback transactions.

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

We may be unable to increase or stabilize our occupancy rates that would result in positive earnings. In previous years we had difficulty increasing our occupancy levels. Our historical losses have resulted, in part, from lower than expected occupancy levels at our newly developed and acquired communities. Although we have reduced our acquisition and development activity substantially, we have been unable to increase occupancy levels as we had anticipated and, during the last year, occupancy levels declined slightly. We cannot guarantee that our occupancy levels will increase.

We will occasionally seek additional funding through public or private financing, including equity financing. We may not find adequate equity, debt or sale/leaseback financing when we need it or on terms acceptable to us. This could affect our ability to finance our operations or refinance our properties to avoid the consequences of default and foreclosure under our existing financing as described above. In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution of their investment.

We may be unable to obtain the additional capital we will need to retain important segments of our operating communities. We manage 46 of our operating communities under short-term management agreements expiring December 31, 2003, for the five Emeritrust II Development communities, and June 30, 2003, for the remaining 41 communities, which we have referred to throughout this document as the Emeritrust I and Emeritrust II Operating communities. We also have options to purchase 43 communities, and a right of first refusal to purchase three of these communities prior to December 31, 2003, for the five Emeritrust II Development communities, and June 30, 2003, for the remaining 41 communities. Based on formulas in the options, the purchase prices of the communities would be substantially greater than the original purchase prices paid by the investor groups that currently own them, depending on when the purchase occurs and the performance of the communities. If we are unable to obtain the capital and related mortgage financing necessary to complete these purchases, we could lose control of these communities and the right to operate them, which represents about 33% of our total operating capacity. The loss of these operating communities would have a material adverse effect on our revenues and results of operations.

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

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline. The long-term care industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future. We believe that the industry is experiencing over-capacity in several of our markets, thereby intensifying competition and adversely affecting occupancy levels and pricing. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities and skilled nursing facilities. We expect that competition will increase from new market entrants, as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs. Many of these competitors may have substantially greater financial resources than we do. Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures. This could lead to lower occupancy rates or lower rate structures in our communities.

We also cannot predict the effect of the healthcare industry trend toward managed care on the assisted living marketplace. Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to public or private payers in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace. However, managed care plans sponsored by insurance companies or HMOs may in the future affect pricing and the range of services provided in the assisted living marketplace.

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

We have entered into agreements with several companies that are owned or controlled by our affiliates, whose interests with respect to these companies occasionally may conflict with ours. We have entered into agreements, including most of our management agreements, with several entities that are owned or controlled by certain of our officers and directors. Under these agreements, we provide management and other services to senior housing communities owned by those companies and we have material agreements relating to the purchase, sale and financing of a number of our operating communities. There is a risk that our dealings with these companies under these and any future arrangements will not be negotiated at arm's length and may be regarded as less advantageous to us than terms that would be negotiated with unrelated third parties. Because of our affiliates' interests and responsibilities with respect to these other companies, these affiliates may occasionally have interests that are not compatible with ours.

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

Our costs of compliance with government regulations may significantly increase in the future. Federal, state and local authorities heavily regulate the healthcare industry. Regulations change frequently, and sometimes require us to make expensive changes in our operations. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could adversely affect our business and operating results. We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses. Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities. While these regulations and licensing requirements often vary significantly from state to state, they typically address:

     * fire safety,
     * sanitation,
     * staff training,
     * staffing levels,
     * living accommodations such as room size, number of bathrooms, and ventilation, and
     * health-related services.

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

Our stock price has been highly volatile, and a number of factors may cause our common stock price to decline. The market price of our common stock has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to:

     * the liquidity of the market for our common stock;
     * variations in our operating results;
     * variations from analysts' expectations; and
     * new statutes or regulations, or changes in the interpretation of existing statutes or regulations, affecting the healthcare industry generally or the assisted living residence business in particular.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may cause the market price of our common stock to decline.

Our share ownership and certain other factors may impede a proposed takeover of our business. As of February 28, 2002, Mr. Baty, our Chief Executive Officer, controls about 39% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 68% of the voting power of our outstanding common and preferred stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of

Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations, the table presents principal repayments in thousands of dollars and current weighted averages of interest rates on these obligations as of December 31, 2001. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2001. These rates are based on LIBOR plus a margin of either 3.25% or 3.5%, and the prime rate plus 2%.

                                           Expected maturity date                                Average
                    --------------------------------------------------------            Fair    interest
                     2002     2003     2004     2005     2006    Thereafter    Total    value     rate
                    -------  -------  -------  -------  -------  -----------  -------  -------  ---------
Long-term debt:
     Fixed rate. .  $ 2,776  $ 8,857  $13,441  $ 1,876  $ 3,965  $    22,557  $53,471  $48,769      7.84%
     Variable rate  $ 1,747  $53,087  $27,287  $     -  $     -  $         -  $82,121  $82,121      5.58%

If market interest rates average 2% more in 2002 than they did in 2001, our interest expense and net loss would increase by $1.5 million. These amounts are determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of December 31, 2001, and do not consider changes in the actual level of borrowings that may occur subsequent to December 31, 2001. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider possible actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Independent Auditors report are listed at Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K and under the captions "Election of Directors -- Nominees for Election" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement relating to its 2002 annual meeting of shareholders (the "Proxy Statement") is hereby incorporated by reference.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The  following  documents  are  filed  as  a  part  of  the  report:

     (1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:


                                                                Page
                                                                ----
          Independent Auditors'  Report . . . . . . . . . . . .  F-2
          Consolidated Balance Sheets . . . . . . . . . . . . .  F-3
          Consolidated Statements of Operations . . . . . . . .  F-4
          Consolidated Statements of Cash Flows . . . . . . . .  F-5
          Consolidated Statements of Shareholders' Deficit. . .  F-6
          Notes to Consolidated Financial Statements. . . . . .  F-7

     (2) FINANCIAL STATEMENT SCHEDULES. Schedule II Valuation and Qualifying Accounts (contained on page S-1) Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.
(c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

                                                                                    Footnote
Number                              Description                                      Number
---------  ---------------------------------------------------------------------    --------
  3.1      Restated Articles of Incorporation of registrant (Exhibit
           3.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
  3.2      Amended and Restated Bylaws of the registrant (Exhibit
           3.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
  4.1      Forms of 6.25% Convertible Subordinated Debenture due 2006
           (Exhibit 4.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
  4.2      Indenture dated February 15, 1996, between the registrant
           and Fleet National Bank ("Trustee") (Exhibit 4.2). . . . . . . . . . . . . .   (2)
  4.3      Preferred Stock Purchase Agreement (including Designation
           of Rights and Preferences of Series A Convertible
           Exchangeable Redeemable Preferred Stock of Emeritus
           Corporation Agreement, Registration of Rights Agreement and
           Shareholders Agreement) dated October 24, 1997, between the registrant ("Seller") and Merit Partners, LLC ("Purchaser")
           (Exhibit 4.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (12)
 10.1      Amended and Restated 1995 Stock Incentive Plan (Exhibit
           99.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (14)
 10.2      Stock Option Plan for Nonemployee Directors (Exhibit 10.2).. . . . . . . . .   (2)
 10.3      Form of Indemnification Agreement for officers and
           directors of the registrant (Exhibit 10.3).. . . . . . . . . . . . . . . . .   (1)
 10.4      Noncompetition Agreements entered into between the
           registrant and each of the following individuals:
           10.4.1   Daniel R. Baty (Exhibit 10.4.1), Raymond R.
                    Brandstrom (Exhibit 10.4.2) and Frank A. Ruffo
                    (Exhibit 10.4.3). . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
 10.6      Form of Stock Purchase Agreement dated July 31, 1995,
           entered into between Daniel R. Baty and each of Michelle A.
           Bickford, Jean T. Fukuda, James S. Keller, George T. Lenes
           and Kelly J. Price (Exhibit 10.6). . . . . . . . . . . . . . . . . . . . . .   (1)
 10.8      Scottsdale Royale in Scottsdale, Arizona, and Villa
           Ocotillo in Scottsdale, Arizona. The following agreements
           are representative of those executed in connection with
           these properties:
           10.8.1   Loan Agreement dated December 31, 1996, in the
                    amount of $12,275,000 by the registrant
                    ("Borrower") and Lender (Exhibit 10.9.1). . . . . . . . . . . . . .   (5)
           10.8.2   Promissory Note dated December 31, 1996, in the
                    amount of $5,500,000 between the registrant to
                    Bank United (the "Lender") with respect to
                    Scottsdale Royale and Villa Ocotillo (Exhibit
                    10.9.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.8.3   Deed of Trust, Security Agreement, Assignment of
                    Leases and Rents, and Fixture Filing (Financial
                    Statement) dated as of December 31, 1996, by the
                    registrant, as Trustor and debtor, to Chicago
                    Title Insurance Company, as Trustee, for the
                    benefit of the Lender, Beneficiary and secured
                    party with respect to Scottsdale Royale and Villa
                    Ocotillo (Exhibit 10.9.4).. . . . . . . . . . . . . . . . . . . . .   (5)


 10.9      Rosewood Court in Fullerton, California, the Arbor at Olive
           Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington, Laurel Lake
           Estates in Vorhees, New Jersey, Green Meadows--Allentown in
           Allentown, Pennsylvania, Green Meadows--Dover in Dover,
           Delaware, Green Meadows--Latrobe in Latrobe, Pennsylvania,
           Green Meadows--Painted Post in Painted Post, New York,
           Heritage Health Center in Hendersonville, North Carolina.
           The following agreements are representative of those
           executed in connection with these properties:
           10.9.1   Lease Agreement dated March 29, 1996, between the
                    registrant ("Lessee") and Health Care Property
                    Investors, Inc. ("Lessor") (Exhibit 10.10.1). . . . . . . . . . . .   (3)
           10.9.2   First Amendment Lease Agreement dated April 25,
                    1996, by and between the registrant ("Lessee")
                    and Health Care Property Investors, Inc.
                    ("Lessor") (Exhibit 10.10.2). . . . . . . . . . . . . . . . . . . .   (3)
 10.11     Summer Wind in Boise, Idaho
           10.11.1  Lease Agreement dated as of August 31, 1995,
                    between AHP of Washington, Inc. and the
                    registrant (Exhibit 10.18.1). . . . . . . . . . . . . . . . . . . .   (1)
           10.11.2  First Amended Lease Agreement dated as of
                    December 31, 1996, by and between the registrant
                    and AHP of Washington, Inc. (Exhibit 10.16.2).. . . . . . . . . . .   (5)
 10.12     Silver Pines (formerly Willowbrook) in Cedar Rapids, Iowa
           10.12.1  Purchase and Sale Agreement (including Real
                    Estate Contract) dated January 4, 1995, between
                    Jabo, Ltd. ("Jabo") and the registrant (Exhibit
                    10.19.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.12.2  Assignment and Assumption Agreement with respect
                    to facility leases dated as of January 17, 1995,
                    by and between Jabo, as Assignor, and the
                    registrant, as Assignee (Exhibit 10.19.2).. . . . . . . . . . . . .   (1)
 10.13     The Palisades in El Paso, Texas, Amber Oaks in San Antonio,
           Texas and Redwood Springs in San Marcos, Texas. The
           following agreements are representative of those executed
           in connection with these properties.
           10.13.1  Lease Agreement dated April 1, 1997, between ESC
                    III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee")
                    and Texas HCP Holding , L.P. ("Lessor") (Exhibit
                    10.4.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.13.2  First Amendment to Lease Agreement dated April 1,
                    1997, between Lessee and Texas HCP Holding , L.P.
                    Lessor (Exhibit 10.4.2).. . . . . . . . . . . . . . . . . . . . . .   (6)
           10.13.3  Guaranty dated April 1, 1997, by the registrant
                    ("Guarantor") in favor of Texas HCP Holding ,
                    L.P. (Exhibit 10.4.3) . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.13.4  Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding
                    , L.P. ("Assignee") (Exhibit 10.4.4). . . . . . . . . . . . . . . .   (6)
 10.14     Carriage Hill Retirement in Bedford, Virginia
           10.14.1  Lease Agreement dated August 31, 1994, between
                    the registrant, as Tenant, and Carriage Hill
                    Retirement of Virginia, Ltd. as Landlord (Exhibit
                    10.23.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.14.2  Supplemental Lease Agreement dated September 2,
                    1994 (Exhibit 10.23.2). . . . . . . . . . . . . . . . . . . . . . .   (1)
 10.15     Green Meadows Communities
           10.15.1  Consent to Assignment of and First Amendment to
                    Asset Purchase Agreement dated September 1, 1995,
                    among the registrant, The Standish Care Company
                    and Painted Post Partnership, Allentown Personal
                    Car General Partnership, Unity Partnership,
                    Saulsbury General Partnership and P. Jules Patt
                    (collectively, the "Partnerships"), together with
                    Asset Purchase Agreement dated July 27, 1995,
                    among The Standish Care Company and the
                    Partnerships (Exhibit 10.24.1). . . . . . . . . . . . . . . . . . .   (1)
           10.15.2  Agreement to Provide Administrative Services to
                    an Adult Home dated October 23, 1995, between the
                    registrant and P. Jules Patt and Pamela J. Patt
                    (Exhibit 10.24.6).. . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.15.3  Assignment Agreement dated October 19, 1995,
                    between the registrant, HCPI Trust and Health
                    Care Property Investors, Inc. (Exhibit 10.24.8).. . . . . . . . . .   (1)
           10.15.4  Assignment and Assumption Agreement dated August
                    31, 1995, between the registrant and The Standish
                    Care Company (Exhibit 10.24.9). . . . . . . . . . . . . . . . . . .   (1)
           10.15.5  Guaranty dated October 19, 1995, by Daniel R.
                    Baty in favor of Health Care Property Investors,
                    Inc., and HCPI Trust (Exhibit 10.24.10).. . . . . . . . . . . . . .   (1)
           10.15.6  Guaranty dated October 19, 1995, by the
                    registrant in favor of Health Care Property
                    Investors, Inc. (Exhibit 10.24.11). . . . . . . . . . . . . . . . .   (1)
           10.15.7  Second Amendment to Agreement to provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners
                    and the registrant (Exhibit 10.2).. . . . . . . . . . . . . . . . .  (10)
 10.16     Carolina Communities
           10.16.1  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Countryside Facility (Exhibit 10.23.1). . . . . . . . . . . . . . .   (2)
           10.16.3  Promissory Note dated as of January 26, 1996, in
                    the amount of $3,991,190 from Heritage Hills
                    Retirement, Inc. ("Borrower") to Health Care
                    Property Investors, Inc. ("Lender")
                    (Exhibit 10.23.4).. . . . . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.4  Loan Agreement dated January 26, 1996, between
                    the Borrower and the Lender (Exhibit 10.23.5).. . . . . . . . . . .   (2)
           10.16.5  Guaranty dated January 26, 1996, by the
                    registrant in favor of the Borrower (Exhibit
                    10.23.6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.6  Deed of Trust with Assignment of Rents, Security
                    Agreement and Fixture Filing dated as of January
                    26, 1996, by and among Heritage Hills Retirement,
                    Inc. ("Grantor"), Chicago Title Insurance Company
                    ("Trustee") and Health Care Property Investor,
                    Inc. ("Beneficiary") (Exhibit 10.23.7). . . . . . . . . . . . . . .   (2)
           10.16.7  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Heritage Lodge
                    Facility (Exhibit 10.23.8). . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.8  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Pine Park Facility
                    (Exhibit 10.23.9).. . . . . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.9  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Skylyn Facility (Exhibit 10.23.10). . . . . . . . . . . . . . . . .   (2)
           10.16.10 Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Summit Place Facility (Exhibit 10.23.11). . . . . . . . . . . . . .   (2)


           10.16.11 Amendment to Deed of Trust dated April 25, 1996,
                    between Heritage Hills Retirement, Inc.
                    ("Grantor"), and Health Care Property Investors,
                    Inc. ("Beneficiary") (Exhibit 10.21.12).. . . . . . . . . . . . . .   (5)
 10.17     Development Property in Fairfield, California
           10.17.1  Loan Agreement in the amount of $12,800,000 dated
                    January 10, 1997, between Fairfield Retirement
                    Center, LLC ("Borrower") and the Finova Capital
                    Corporation ("Lender") (Exhibit 10.31.1). . . . . . . . . . . . . .   (5)
           10.17.2  Promissory Note dated January 10, 1997, in the
                    amount of $12,800,000 between Fairfield
                    Retirement Center, LLC ("Borrower") and Finova
                    Capital Corporation ("Lender") (Exhibit 10.31.2). . . . . . . . . .   (5)
           10.17.3  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated
                    January 10, 1997, between Fairfield Retirement
                    Center, LLC ("Trustor"), Chicago Title Company
                    ("Trustee") and Finova Capital Corporation
                    ("Beneficiary") (Exhibit 10.31.3).. . . . . . . . . . . . . . . . .   (5)
           10.17.4  Guaranty Agreement dated January 10, 1997,
                    between the registrant ("Guarantor") and Finova
                    Capital Corporation ("Lender") (Exhibit
                    10.31.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
 10.18     Garrison Creek Lodge in Walla Walla, Washington, Cambria
           in El Paso Texas, and Sherwood Place in Odessa, Texas.
           The following agreements are representative of those
           executed in connection with these properties:
           10.18.1  Lease Agreement dated July, August and
                    September 1996, between the registrant
                    ("Lessee") and American Health Properties, Inc.
                    ("Lessor") (Exhibit 10.3.1).. . . . . . . . . . . . . . . . . . . .   (4)
           10.18.2  First Amendment to Lease Agreement dated
                    December 31, 1996, between the registrant
                    ("Lessee") and AHP of Washington, Inc.,
                    ("Lessor") (Exhibit 10.35.2). . . . . . . . . . . . . . . . . . . .   (5)
 10.19     Cobblestone at Fairmont in Manassas, Virginia
           10.19.1  Loan Agreement effective as of October 26,
                    1995, between the registrant and Health Care
                    REIT, Inc. (Exhibit 10.42.1). . . . . . . . . . . . . . . . . . . .   (1)
           10.19.2  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated as
                    of October 26, 1995, by the registrant to
                    Health Care REIT, Inc. (Exhibit 10.42.2). . . . . . . . . . . . . .   (1)
           10.19.3  Note dated October 26, 1995, from the
                    registrant to Health Care REIT, Inc. (Exhibit
                    10.42.3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.19.4  Unconditional and Continuing Guaranty dated as
                    of October 26, 1995, by Daniel R. Baty in favor
                    of Health Care REIT, Inc. (Exhibit 10.42.4).. . . . . . . . . . . .   (1)
 10.20     Rosewood Court in Fullerton, California, The Arbor at
           Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington and Laurel
           Lake Estates in Voorhees, New Jersey, Green Meadows--
           Allentown in Allentown, Pennsylvania, Green Meadows--
           Dover in Dover, Delaware, Green Meadows--Latrobe in
           Latrobe, Pennsylvania, Green Meadows--Painted Post in
           Painted Post, New York. The following agreements are
           representative of those executed in connection with these
           properties:
           10.20.1  Second Amended Lease Agreement dated as of
                    December 30, 1996, by and between the
                    registrant and Health Care Property Investors,
                    Inc. (Exhibit 10.37.1). . . . . . . . . . . . . . . . . . . . . . .   (5)
 10.21     Cooper George Partners Limited Partnership
           10.21.1  Deed of Trust, Trust Indenture, Assignment,
                    Assignment of Rents, Security Agreement,
                    Including Fixture Filing and Financing
                    Statement dated June 30, 1998, between Cooper
                    George Partners Limited Partnership
                    ("Grantor"), Chicago Title Insurance Company
                    ("Trustee") and Deutsche Bank AG, New York
                    Branch ("Beneficiary") (Exhibit 10.3.1) . . . . . . . . . . . . . .  (15)
           10.21.2  Partnership Interest Purchase Agreement dated
                    June 4, 1998, between Emeritus Real Estate LLC
                    IV ("Seller") and Columbia Pacific Master Fund
                    98 General Partnership ("Buyer") (Exhibit
                    10.3.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.21.3  Credit Agreement dated June 30, 1998, between
                    Cooper George Partners Limited Partnership
                    ("Borrower") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.3.3). . . . . . . . . . . . . . . . .  (15)
           10.21.4  Amended and Restated Agreement of Limited
                    Partnership of Cooper George Partners Limited
                    Partnership dated June 29, 1998, between
                    Columbia Pacific Master Fund '98 General
                    Partnership, Emeritus Real Estate IV, L.L.C.
                    and Bella Torre De Pisa Limited Partnership
                    (Exhibit 10.3.4). . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.21.5  Guaranty and Limited Indemnity Agreement dated
                    June 30, 1998, between Daniel R. Baty
                    ("Guarantor") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.3.6). . . . . . . . . . . . . . . . .  (15)
           10.21.6  Promissory Note dated June 30, 1998, between
                    Cooper George Limited Partnership ("Borrower")
                    and Deutsche Bank, AG, New York Branch
                    ("Lender") (Exhibit 10.3.7) . . . . . . . . . . . . . . . . . . . .  (15)
 10.22     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.44).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
 10.23     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.45).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
 10.24     Office Lease Agreement dated April 29, 1996, between
           Martin Selig ("Lessor") and the registrant ("Lessee")
           (Exhibit 10.8).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3)
 10.25     Colonie Manor in Latham, New York, Bassett Manor in
           Williamsville, New York, West Side Manor in Liverpool, New
           York, Bellevue Manor in Syracuse, New York, Perinton Park
           Manor in Fairport, New York, Bassett Park Manor in
           Williamsville, New York, Woodland Manor in Vestal, New York,
           East Side Manor in Fayetteville, New York and West Side Manor
           in Rochester, New York. The following agreement is
           representative of those executed in connection with these
           properties:
           10.25.1  Lease Agreement dated September 1, 1996, between
                    Philip Wegman ("Landlord") and Painted Post
                    Partners ("Tenant") (Exhibit 10.4.1). . . . . . . . . . . . . . . .   (4)
           10.25.2  Agreement to Provide Administrative Services to an
                    Adult Home dated September 2, 1996, between the
                    registrant and Painted Post Partners ("Operator")
                    (Exhibit 10.4.2). . . . . . . . . . . . . . . . . . . . . . . . . .   (4)
           10.25.3  First Amendment to Agreement to Provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners and
                    the registrant (Exhibit 10.1).. . . . . . . . . . . . . . . . . . .  (10)
 10.26     Columbia House Communities.
           10.26.1  Management Services Agreement between the
                    Registrant ("Manager") and Columbia House, LLC
                    ("Lessee") dated November 1, 1996, with respect to
                    Camlu Retirement (Exhibit 10.6.1).. . . . . . . . . . . . . . . . .   (4)




           10.26.2  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House LLC ("Lessee") with respect to York
                    Care. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
           10.26.3  Commercial Lease Agreement dated January 13, 1997, between Albert M. Lynch ("Landlord") and Columbia
                    House, LLC ("Tenant") with respect to York Care
                    (Exhibit 10.3.2). . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.26.4  Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia
                    House LLC ("Owner") with respect to Autumn Ridge
                    (Exhibit 10.3.1). . . . . . . . . . . . . . . . . . . . . . . . . .   (9)
           10.26.5  Agreement to Provide Accounting and Administrative
                    Services dated October 1, 1997, between Acorn
                    Service Corporation ("Administrator") and Vancouver
                    Housing, L.L.C., ("Manager") with respect to Van
                    Vista and Columbia House (Exhibit 10.6.1).. . . . . . . . . . . . .  (12)
           10.26.6  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,
                    L.L.C., Acorn Service Corporation and Camlu Coeur
                    d'Alene, L.L.C. with respect to Camlu.. . . . . . . . . . . . . . .  (13)
           10.26.7  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,
                    L.L.C., Acorn Service Corporation and Autumn Ridge
                    Herculaneum, L.L.C. with respect to Autumn Ridge. . . . . . . . . .  (13)
           10.26.8  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House LLC ("Owner") with respect to Park
                    Lane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.27     Vickery Towers in Dallas, Texas
           10.27.1  Partnership Interest Purchase and Sale Agreement
                    dated June 4, 1998, between ESC GP II, Inc. and
                    Emeritus Properties IV, Inc. (together "Seller")
                    and Columbia Pacific Master Fund 98 General
                    Partnership and Daniel R. Baty (together
                    "Purchaser") (Exhibit 10.4.1).. . . . . . . . . . . . . . . . . . .  (15)
           10.27.2  Amended and Restated Agreement of Limited
                    Partnership of ESC II, LP dated June 30, 1998,
                    between Columbia Pacific Master Fund '98 General
                    Partnership and Daniel R. Baty (Exhibit 10.4.2).. . . . . . . . . .  (15)
           10.27.3  Agreement to Provide Management Services To An
                    Independent and Assisted Living Facility dated June
                    30, 1998, between ESC II, LP ("Owner") and ESC III,
                    LP ("Manager") (Exhibit 10.4.3).. . . . . . . . . . . . . . . . . .  (15)
 10.28     Concorde in Las Vegas, Nevada
           10.28.1  Purchase and Sale Agreement dated July 9, 1996,
                    between the registrant ("Purchaser") and Sunday
                    Estates, Inc. ("Seller") (Exhibit 10.56.1). . . . . . . . . . . . .   (5)
           10.28.2  First Amendment to Purchase and Sale Agreement
                    dated July 11, 1996, between the registrant the
                    Seller (Exhibit 10.56.2). . . . . . . . . . . . . . . . . . . . . .   (5)
 10.29     Development Properties in Auburn, Massachusetts, Louisville,
           Kentucky and Rocky Hill, Connecticut. The following
           agreements are representative of those executed in connection with these properties:
           10.29.1  Lease Agreement dated February 1996, between the
                    registrant ("Lessee") and LM Auburn Assisted Living
                    LLC, and LM Louisville Assisted Living LLC,
                    ("Landlords") with respect to the development
                    properties in Auburn and Louisville (Exhibit
                    10.58.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.2  Amended and Restated Lease Agreement dated February
                    26, 1996, between the registrant ("Lessee") and LM
                    Rocky Hill Assisted Living Limited Partnership,
                    ("Landlord") with respect to the development
                    property in Rocky Hill (Exhibit 10.58.2). . . . . . . . . . . . . .   (5)
           10.29.3  Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted
                    Living LLC, ("Landlord") with respect to the
                    development property in Chelmsford (Exhibit
                    10.58.3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.4  Promissory Note in the amount of $1,255,000 dated
                    December 1996, between the registrant ("Lender")
                    and LM Auburn Assisted Living LLC, ("Borrower")
                    with respect to the development property in
                    Auburn (Exhibit 10.58.4). . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.5  Promissory Note in the amount of $1,450,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Louisville Assisted Living LLC,
                    ("Borrower") with respect to the development
                    property in Louisville (Exhibit 10.58.5). . . . . . . . . . . . . .   (5)
           10.29.6  Promissory Note in the amount of $1,275,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Rocky Hill Assisted Living Limited
                    Liability Partnership, ("Borrower") with respect
                    to the development property in Rocky Hill
                    (Exhibit 10.58.6).. . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.7  Promissory Note in the amount of $300,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Chelmsford Assisted Living LLC,
                    ("Borrower") with respect to the development
                    property in Chelmsford (Exhibit 10.58.7). . . . . . . . . . . . . .   (5)
 10.30     Development Properties in Cheyenne, Wyoming and Auburn,
           California. The following agreements are representative of those executed in connection with these properties.
           10.30.1  Management Agreement dated May 30, 1997, between
                    Willard Holdings, Inc., ("Owner") and the
                    registrant ("Manager") (Exhibit 10.5.1).. . . . . . . . . . . . . .   (9)
           10.30.2  Lease Agreement dated May 30, 1997, between
                    Willard Holdings, Inc., ("Lessor") and the
                    registrant ("Lessee") (Exhibit 10.5.2). . . . . . . . . . . . . . .   (9)
 10.31     Senior Management Employment Agreements and Amendments
           entered into between the registrant and each of the
           following individuals:
           10.31.1  Frank A. Ruffo (Exhibit 10.6.2), Kelly J. Price
                    (Exhibit 10.6.3), Gary D. Witte (Exhibit 10.6.4),
                    Sarah J. Curtis (Exhibit 10.6.4), and Raymond R.
                    Brandstrom (Exhibit 10.6.5).. . . . . . . . . . . . . . . . . . . .   (9)
           10.31.2  Raymond R. Brandstrom (Exhibit 10.11.1), Gary D.
                    Witte ( Exhibit 10.11.2), Frank A. Ruffo (Exhibit
                    10.11.3), Sarah J. Curtis (Exhibit 10.11.4), and
                    Kelly J. Price (Exhibit 10.11.5). . . . . . . . . . . . . . . . . .   (9)
 10.32     La Casa Grande in New Port Richey, Florida, River Oaks in
           Englewood, Florida, and Stanford Centre in Altamonte
           Springs, Florida. The following agreements are
           representative of those executed in connection with these
           properties.
           10.32.1  Stock Purchase Agreement dated September 30,
                    1996, between Wayne Voegele, Jerome Lang, Ronald
                    Carlson, Thomas Stanford, Frank McMillan, Lonnie
                    Carlson, and Carla Holweger ("Seller") and the
                    registrant ("Purchaser") with respect to La Casa
                    Grande (Exhibit 10.1).. . . . . . . . . . . . . . . . . . . . . . .   (7)
           10.32.2  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to La Case Grande
                    (Exhibit 10.2). . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
           10.32.3  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to River Oaks (Exhibit 10.3). . . . . . . . . . . . . . . .   (7)
           10.32.4  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to River Oaks (Exhibit
                    10.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)


                  10.32.5  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to Stanford Centre (Exhibit 10.5).. . . . . . . . . . . . .   (7)
           10.32.6  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to Stanford Centre
                    (Exhibit 10.6). . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
 10.33     Painted Post Partnership
           10.33.1  Painted Post Partners Partnership Agreement dated
                    October 1, 1995 (Exhibit 10.24.7).. . . . . . . . . . . . . . . . .   (1)
           10.33.2  First Amendment to Painted Post Partners
                    Partnership Agreement dated October 22, 1996,
                    between Daniel R. Baty and Raymond R. Brandstrom
                    (Exhibit 10.20.20). . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.33.3  Indemnity Agreement dated November 3, 1996,
                    between the registrant and Painted Post Partners
                    (Exhibit 10.3). . . . . . . . . . . . . . . . . . . . . . . . . . .  (10)
           10.33.4  First Amendment to Indemnity Agreement dated
                    January 1, 1997, between the registrant and
                    Painted Post Partners (Exhibit 10.4). . . . . . . . . . . . . . . .  (10)
           10.33.5  Undertaking and Indemnity Agreement dated October
                    23, 1995, between the registrant, P. Jules Patt
                    and Pamela J. Patt and Painted Post Partnership
                    (Exhibit 10.5). . . . . . . . . . . . . . . . . . . . . . . . . . .  (10)
           10.33.6  First Amendment to Undertaking and Indemnity
                    Agreement dated January 1, 1997, between Painted
                    post Partners and the registrant (Exhibit 10.6).. . . . . . . . . .  (10)
           10.33.7  First Amendment to Non-Competition Agreement
                    between the registrant and Daniel R. Baty
                    (Exhibit 10.1.1) and Raymond R. Brandstrom
                    (Exhibit 10.1.2). . . . . . . . . . . . . . . . . . . . . . . . . .  (11)
 10.34     Ridgeland Court in Ridgeland, Mississippi
           10.34.1  Master Agreement and Subordination Agreement
                    dated September 5, 1997, between the
                    registrant, Emeritus Properties I, Inc., and
                    Mississippi Baptist Health Systems, Inc.
                    (Exhibit 10.1.1). . . . . . . . . . . . . . . . . . . . . . . . . .  (12)
           10.34.2  License Agreement dated September 5, 1997,
                    between the registrant and its subsidiary and
                    affiliated corporations and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.2).. . . . . . . . . . . . . . .  (12)
           10.34.3  Economic Interest Assignment Agreement and
                    Subordination Agreement dated September 5,
                    1997, between the registrant, Emeritus
                    Properties I, Inc., and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.3).. . . . . . . . . . . . . . .  (12)
           10.34.4  Operating Agreement for Ridgeland Assisted
                    Living, L.L.C. dated December 23, 1998, between
                    the registrant, Emeritust Properties XI, L.L.C.
                    and Mississippi Baptist Medical Enterprises,
                    Inc. (Exhibit 10.46.4). . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.34.5  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company LLC. (Exhibit 10.46.5). . . . . . . . . . . . . . . . . . .  (16)
 10.35     Development Property in Urbana, Illinois.
           10.35.1  Lease Agreement dated September 10, 1997,
                    between ALCO IV, L.L.C. ("Lessor") and the
                    registrant ("Lessee") (Exhibit 10.2.1). . . . . . . . . . . . . . .  (12)
           10.35.2  Management Agreement dated September 10, 1997,
                    between the registrant ("Manager" and ALCO IV,
                    L.L.C. ("Owner") (Exhibit 10.2.2).. . . . . . . . . . . . . . . . .  (12)
 10.36     Amendment to Office Lease Agreement dated September 6,
           1996, between Martin Selig ("Lessor") and the registrant.. . . . . . . . . .  (13)
 10.37     Villa Del Rey in Escondido, California
           10.37.1  Purchase and Sale Agreement dated December 19,
                    1996, between the registrant ("Purchaser") and
                    Northwest Retirement ("Seller") (Exhibit
                    10.1.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
 10.38     Development Property in Paso Robles, California
           10.38.1  Agreement of TDC/Emeritus Paso Robles
                    Associates dated June 1, 1995, between the
                    registrant and TDC Convalescent, Inc. (Exhibit
                    10.2.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.2  Loan Agreement in the amount of $6,000,000
                    dated February 15, 1997, between Finova Capital
                    Corporation ("Lender") and TDC/Emeritus Paso
                    Robles Associates ("Borrower") (Exhibit
                    10.2.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.3  Promissory Note dated February 28, 1997, in the
                    amount of $6,000,000 between Finova Capital
                    Corporation ("Lender") and TDC/Emeritus Paso
                    Robles Associates ("Borrower") (Exhibit
                    10.2.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.4  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated
                    February 18, 1997, between TDC/Emeritus Paso
                    Robles Associates ("Trustor"), Chicago Title
                    Company ("Trustee") and Finova Capital
                    Corporation ("Beneficiary") (Exhibit 10.2.4). . . . . . . . . . . .   (6)
           10.38.5  Guaranty between TDC Convalescent, Inc.
                    ("Guarantor") and Finova Capital Corporation
                    (Exhibit 10.2.5). . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.6  Guaranty between the registrant ("Guarantor")
                    and Finova Capital Corporation (Exhibit
                    10.2.6).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
 10.39     Development Property in Staunton, Virginia
           10.39.1  Purchase and Sale Agreement dated February 5,
                    1997, between Greencastle Retirement Partners,
                    L.L.C. ("Purchaser") and Gail G. Brown
                    ("Seller") (Exhibit 10.72.1). . . . . . . . . . . . . . . . . . . .  (13)
           10.39.2  Assignment and Assumption of Purchase and Sale
                    Agreement dated February 12, 1997, between
                    Greencastle Retirement Partners, L.L.C. and the
                    registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.40     Development Property in Jamestown New York
           10.40.1  Purchase Agreement dated December 12, 1996,
                    between June Fagerstrom ("Seller") and Wegman
                    Family LLC ("Buyer") (Exhibit 10.73.1). . . . . . . . . . . . . . .  (13)
           10.40.2  Assignment and Assumption Agreement dated
                    December 30, 1997, between Wegman Family LLC
                    ("Assignor") and Painted Post Partners
                    ("Assignee") (Exhibit 10.73.2). . . . . . . . . . . . . . . . . . .  (13)
 10.41     Development Property in Danville, Illinois
           10.41.1  Purchase and Sale Agreement dated October 14,
                    1997, between South Bay Partners, Inc.
                    ("Purchaser") and Elks Lodge No. 332, BPOE
                    ("Seller") (Exhibit 10.74.1). . . . . . . . . . . . . . . . . . . .  (13)
           10.41.2  Assignment and Assumption of Purchase and Sale
                    Agreement dated October 21, 1997, between South
                    Bay Partners, Inc. and the registrant (Exhibit
                    10.74.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.42     Development Property in Biloxi, Mississippi
           10.42.1  Management Agreement dated December 18, 1997,
                    between the registrant ("Manager") and ALCO
                    VII, L.L.C. ("Owner") (Exhibit 10.75.1).. . . . . . . . . . . . . .  (13)



           10.42.2  Lease Agreement dated September 29, 2000,
                    between the registrant ("Lessee") and HR
                    Acquisition Corporation ("Lessor") (Exhibit
                    10.75.2).
 10.43     Sanyo Electric Co., Ltd.
           10.43.1  Agreement entered into on May 30, 1996, between
                    the registrant and Sanyo Electric Co., Ltd. for
                    the interest in jointly entering the
                    development, construction and /or operation of
                    the Senior Housing Business in Japan (Exhibit
                    10.76.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
           10.43.2  Joint Venture Agreement entered into on July 9,
                    1997, between the registrant and Sanyo Electric
                    Co., Ltd. (Exhibit 10.76.2).. . . . . . . . . . . . . . . . . . . .  (13)
 10.44     Lakeridge Place in Wichita Falls, Texas, Meadowlands
           Terrace in Waco, Texas, Saddleridge Lodge in Midland,
           Texas and Sherwood Place in Odessa, Texas. The following
           agreements are representative of those executed in
           connection with these properties.
           10.44.1  Management and Consulting Agreement dated
                    February 1, 1998, between ESC I, L.P., and XL
                    Management Company L.L.C. (Exhibit 10.78.1).. . . . . . . . . . . .  (13)
 10.45     1998 Employee Stock Purchase Plan (Exhibit 99.2).. . . . . . . . . . . . . .  (14)
 10.46     River Oaks in Englewood, California, Stanford Center in
           Alamonte Springs, La Casa Grande in New Port Richey,
           Florida, Silver Pines in Cedar Rapids, Iowa, Villa Del
           Rey in Escondido, California, Spring Meadows in Bozeman,
           Montana, Juniper Meadows in Lewiston, Idaho and Fulton
           Villa in Stockton, California.
           10.46.1  Credit Agreement dated April 29, 1998, between
                    Emeritus Properties II, Inc., Emeritus
                    Properties V, Inc., and Emeritus Properties
                    VII, Inc. ("Borrowers") and Deutsche Bank AG,
                    New York Branch ("Lender") (Exhibit 10.2.1).. . . . . . . . . . . .  (15)
           10.46.2  Amended and Restated Guaranty and Limited
                    Indemnity Agreement dated June 30, 1998,
                    between Emeritus Corporation ("Guarantor") and
                    Deutsche Bank AG ("Lender") (Exhibit 10.2.2). . . . . . . . . . . .  (15)
           10.46.3  Amendment to Credit Agreement and Restatement
                    of Article IX dated June 30, 1998, between
                    Emeritus Properties II, Inc., Emeritus
                    Properties III, Inc., Emeritus Properties V and
                    Emeritus Properties VII, Inc. (together
                    "Borrowers") and Deutsche Bank AG ("Lender")
                    (Exhibit 10.2.3). . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.46.4  Guaranty and Limited Indemnity Agreement dated
                    April 29, 1998, between Emeritus Corporation
                    ("Grantor") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.2.4). . . . . . . . . . . . . . . . .  (15)
           10.46.5  Promissory Note dated June 30, 1998, between
                    Emeritus Properties III, Inc. ("Borrower") and
                    Deutsche Bank AG, New York Branch ("Lender")
                    (Exhibit 10.2.5). . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.46.6  Future Advance Promissory Note dated April 29,
                    1998, between Emeritus Properties V, Inc.
                    ("Borrower") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.2.6). . . . . . . . . . . . . . . . .  (15)
           10.46.7  Extension Agreement dated May 31, 2001, between
                    Emeritus Properties II, Inc., Emeritus Properties V, Inc.,
                    Emeritus Properties VII, Inc. ("Original Borrrowers"),
                    Emeritus Properties III, Inc. ("Additional Borrower"),
                   and Deutsche Bank AG, New York Branch ("Lender") (Exhibit 10.1). . .  (22)
           10.46.8  Loan Agreement dated February 8, 2002, between Heller
                   Healthcare Finance, Inc. ("Lender") and ESC - Puyallup, LLC,
                   ESC - Port St. Richie, LLC, and ESC - Bozeman, LLC ("Borrower"). . .  (24)
 10.47     Courtyard at the Willows In Puyallup, Washington
           10.47.1  Deed of Trust, Trust Indenture, Assignment,
                    Assignment of Rents, Security Agreement,
                    Including Fixture Filing and Financing
                    Statement dated June 30, 1998, between Emeritus
                    Properties III, Inc. ("Grantor") and Chicago
                    Title Insurance Company ("Trustee") and
                    Deutsche Bank AG, New York Branch
                    ("Beneficiary") (Exhibit 10.7.1). . . . . . . . . . . . . . . . . .  (15)
           10.47.2  Mortgage, Open-End Mortgage, Advance Money
                    Mortgage, Trust Deed, Deed Of Trust, Trust
                    Indenture, Assignment, Assignment of Rents,
                    Security Agreement, Including Fixture Filing
                    and Financing Statement dated June 30, 1998,
                    between Emeritus Properties III, Inc.
                    ("Grantor, Mortgagor") and Deutsche Bank, AG,
                    New York Branch (Exhibit 10.7.2). . . . . . . . . . . . . . . . . .  (15)
 10.48     Silver Pines in Cedar Rapids, Iowa, Spring Meadows in
           Bozeman, Montana and Juniper Meadows in Lewiston, Idaho.
           10.48.1  Promissory Note dated April 29, 1998, between
                    Emeritus Properties II ("Borrower") and
                    Deutsche Bank AG, New York Branch (Exhibit
                    10.8.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
 10.49     Richland Gardens in Richland, Washington, Charlton Place
           in Tacoma Washington, The Pines of Goldsboro in
           Goldsboro, North Carolina, Silverleaf Manor in Meridian,
           Mississippi and Wilburn Gardens in Fredericksburg,
           Virginia. The following agreement is representative of
           those executed in connection with these properties.
           10.49.1  Agreement To Provide Management Services To An
                    Assisted Living Facility dated February 2,
                    1998, between Richland Assisted, L.L.C.
                    ("Owner") and Acorn Service Corporation
                    ("Manager") (Exhibit 10.9.1). . . . . . . . . . . . . . . . . . . .  (15)
 10.50     Richland Gardens in Richland, Washington, The Pines of
           Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
           in Meridian, Mississippi, Wilburn Gardens in
           Fredericksburg, Virginia and Park Lane in Toledo, Ohio.
           The following agreement is representative of those
           executed in connection with these properties.
           10.50.1  Marketing Agreement dated February 2, 1998,
                    between Acorn Service Corporation ("Acorn") and
                    Richland Assisted, L.L.C. ("RALLC") (Exhibit
                    10.10.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
 10.51     Kirkland Lodge in Kirkland, Washington
           10.51.1  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company LLC. (Exhibit 10.46.5). . . . . . . . . . . . . . . . . . .  (16)
           10.51.2  Loan Agreement dated December 28, 1998, between
                    Emeritus Properties X, L.L.C and Guaranty
                    Federal Bank (Exhibit 10.65.2). . . . . . . . . . . . . . . . . . .  (16)
           10.51.3  Promissory Note Agreement dated December 28,
                    1998, between Emeritus Properties X, L.L.C and
                    Guaranty Federal Bank (Exhibit 10.65.3).. . . . . . . . . . . . . .  (16)
           10.51.4  Guaranty Agreement dated December 28, 1998,
                    between the registrant and Guaranty Federal
                    Bank (Exhibit 10.65.3). . . . . . . . . . . . . . . . . . . . . . .  (16)
 10.52     Emeritrust Communities
           10.52.1  Purchase and Sale Agreement dated December 30,
                    1998, between the registrant, Emeritus
                    Properties VI, Inc., ESC I, L.P. and AL
                    Investors LLC. (Exhibit 10.66.1). . . . . . . . . . . . . . . . . .  (16)
           10.52.2  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities dated December 30,
                    1998, between the registrant, Emeritus
                    Properties I, Inc. Emeritus Properties VI,
                    Inc., ESC I, L.P. and AL Investors LLC.
                    (Exhibit 10.66.2).. . . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.52.3  Management Agreement with Option to Purchase
                    dated December 30, 1998, between the
                    registrant, Emeritus Management I LP, Emeritus
                    Properties I, Inc, ESC I, L.P., Emeritus
                    Management LLC and AL Investors LLC. (Exhibit
                    10.66.3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (16)




           10.52.4  Guaranty of Management Agreement and Shortfall
                    Funding Agreement dated December 30, 1998,
                    between the registrant and AL Investors LLC.
                    (Exhibit 10.66.4).. . . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.52.5  Put and Purchase Agreement dated December 30,
                    1998, between Daniel R. Baty and AL Investors
                    LLC. (Exhibit 10.66.5) Second Emeritrust. . . . . . . . . . . . . .  (16)
           10.52.6  First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated March 22, 2001, between the registrant, Emeritus Management I LP, and AL
                    Investors LLC. . . . . . . . . . . . . . . . . . . . . . . . . .  .  (24)
           10.52.7  Amendment to Guaranty of Management Agreement and
                    Shortfall Funding Agreement (Emeritrust 25) dated March 22, 2001, between the registrant and AL Investors LLC.. . . . . . . . . . . .  (24)
           10.52.8  Second Amendment to Put and Purchase Agreement (AL I -
                    Emeritrust 25 Facilities) dated March 22, 2001, between Daniel R.
                    Baty and AL Investors LLC. . . . . . . . . . . . . . . . . . . .  .  (24)
           10.52.9  Second Amendment to Management Agreement with Option to
                    Purchase (AL I - Emeritrust 25 Facilities) dated January 1, 2002, between the registrant, Emeritus Management I LP, and AL
                    Investors LLC.. . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
          10.52.10  Third Amendment to Put and Purchase Agreement (AL I -
                    Emeritrust 25 Facilities) dated January 1, 2002, between
                    Danel R. Baty and AL Investors LLC..  . . . . . . . . . . . . . . .  (24)
 10.53     Emeritrust II Communities
           10.53.1  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--14
                    Operating Facilities) dated March 26,1999,
                    between the registrant, Emeritus Properties I,
                    Inc. ESC G.G. I, Inc., ESC I, L.P. and AL
                    Investors II LLC (Exhibit 10.1.1).. . . . . . . . . . . . . . . . .  (17)
           10.53.2  Management Agreement with Option to Purchase
                    (AL II--14 Operating Facilities) dated March
                    26, 1999, between the registrant, Emeritus
                    Management I LP, Emeritus Properties I, Inc.,
                    ESC G.P. I, Inc., ESC I, L.P., Emeritus
                    Management LLC and AL Investors II LLC (Exhibit
                    10.1.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.3  Guaranty of Management Agreement (AL II--14
                    Operating Facilities) dated March 26, 1999,
                    between the registrant and AL Investors II LLC
                    (Exhibit 10.1.3). . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.4  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--5
                    Development Facilities) dated March 26, 1999,
                    between the registrant, Emeritus Properties I,
                    Inc. and AL Investors Development LLC (Exhibit
                    10.1.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.5  Management Agreement with Option to Purchase
                    (AL II--5 Development Facilities) dated
                    March 26, 1999, between the registrant,
                    Emeritus Properties I, Inc., Emeritus
                    Management LLC and AL Investors Development LLC
                    (Exhibit 10.1.5). . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.6  Guaranty of Management Agreement and Shortfall
                    Funding Agreement (AL II--5 Development
                    Facilities) dated March 26, 1999, between the
                    registrant and AL Investors Development LLC
                    (Exhibit 10.1.6). . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.7  Put and Purchase Agreement (AL II Holdings--14
                    Operating Facilities and 5 Development
                    Facilities) dated March 26, 1999, between
                    Daniel R. Baty and AL II Holdings LLC, AL
                    Investors II LLC and AL Investors Development
                    LLC (Exhibit 10.1.7). . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.8  Second Amendment to Management Agreement (AL II -
                    14 Operating Facilities) (GMAC) dated March 22, 2001, between the registrant, Emeritus Management LLC, Emeritus Management I, and AL Investors II LLC.. . . . . . . . . . . . . . . . . . . . . .  (24)
           10.53.9  Second Amendment to Put and Purchase Agreement (AL
                    II Holdings - 14 Operating Facilities and 5 Development Facilities)
                    dated March 22, 2001, between Daniel R. Baty and AL II Holdings
                    LLC, AL Investors II LLC and AL Investors Development LLC.. . . . .  (24)
           10.53.10  First Amendment to Management Agreement (AL II -
                    5 Development Facilities) dated January 1, 2002, between the registrant, Emeritus Management LLC, and AL Investors
                    Development LLC.. . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
           10.53.11  Third Amendment to Put and Purchase Agreement (AL II
                   Holdings - 14 Operating Facilities and 5 Development Facilities)
                   dated January 1, 2002, between Daniel R. Baty and AL II Holdings
                   LLC, AL Investors II LLC, and AL Investors Development LLC.. . . . .  (24)
           10.53.12  Third Amendment to Management Agreement (AL II -
                   14 Operating Facilities) (GMAC) dated January 1, 2002, between the registrant, Emeritus Management LLC, Emeritus Management I LP,
                   and AL Investors II LLC. . . . . . . . . . . . . . . . . . . . . . .  (24)
 10.54     Meadow Lodge at Drum Lodge Hill in Chelmsford,
           Massachusetts
           10.54.1  Purchase and Sales Agreement dated April 23,
                    1999, between LM Chelmsford Assisted Living,
                    LLC ("Seller") and the registrant ("purchaser")
                    (Exhibit 10.1.1). . . . . . . . . . . . . . . . . . . . . . . . . .  (18)
 10.55     Meadow Lodge at Drum Hill in Chelmsford, Massachusetts,
           Cobblestones at Fairmont in Manassas, Virginia, Kirkland
           Lodge in Kirkland, Washington and Ridgeland Pointe in
           Ridgeland, Mississippi. The following agreements are
           representative of those executed in conjunction with these properties.
           10.55.1   Fixed Rate Noted dated September 29, 1999,
                     between Amresco Capital, L.P. ("Payee") and the
                     registrant ("Maker") (Exhibit 10.2.1). . . . . . . . . . . . . . .  (18)
           10.55.2   Mortgage and Security Agreement dated September
                     29, 1999, between Amresco Capital, L.P.
                     (Mortgagee") and the registrant ("mortgagor")
                     (Exhibit 10.2.2).. . . . . . . . . . . . . . . . . . . . . . . . .  (18)
 10.56     Series B Preferred Stock Purchase Agreement dated as of
           December 10, 1999, between Emeritus Corporation and Saratoga
           Partners IV, L.P. (Exhibit 4.1). . . . . . . . . . . . . . . . . . . . . . .  (19)
 10.57     Designation of Rights and Preferences of Series B
           Convertible Preferred Stock as filed with the Secretary of
           State of Washington on December 29, 1999 (Exhibit 4.2).. . . . . . . . . . .  (19)
 10.58     Shareholders Agreement dated as of December 30, 1999, among
           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).. . . . . . . . . .  (19)
 10.59     Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners IV, L.P.
           (Exhibit 4.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19)
 10.60     Investment Agreement dated as of December 30, 1999, among
           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P., Saratoga
           Partners IV, L.P. and Saratoga Management Company LLC.
           (Exhibit 4.5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19)
 10.61     Canterbury Ridge in Urbana, Illinois
           10.61.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee"). . . . . . . . . . . . . . . . . .  (20)
 10.62     Emerald Hills in Auburn


           10.62.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee"). . . . . . . . . . . . . . . . . .  (20)
           10.62.2  Lease agreement dated September 5, 2001, between Health
                    Care Property Investors, Inc. ("Lessor"), and Emeritus
                    Corporation ("Lessee"). . . . . . . . . . . . . . . . . . . . . . .  (24)
 10.63     Sierra Hills in Cheyenne, Wyoming
           10.63.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee"). . . . . . . . . . . . . . . . . .  (20)
           10.63.2   Lease Assignment and Operations Transfer Agreement dated
                     September 30, 2001, between Emeritus Corporation ("Tenant")
                     and Sierra Hills Assisted Living Community, LLC,
                     ("Assignee") and Jon M. and Kristin P. Harder, husband and wife, Darryl E. and Carol L. Fisher, husband and wife, Eric
                     W. and Marti M. Jacobson, husband and wife and Sunwest
                     Management, Inc. ("Guarantor"). . . . . . . . . . .. . . . . . . . .(24)
 10.64     Villa Ocotillo in Scottsdale, Arizona
           10.64.1   Purchase and sale agreement originally dated
                     October 21, 1997, and effective January 2001,
                     between Melchor and Isabel Balazs, as Trustees
                     ("Purchaser") and Emeritus Corporation
                     ("Seller").. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (21)
           10.64.2   Lease agreement dated December 29, 2000 and
                     effective December 29, 2000, between Melchor
                     Balazs and Isabel Balazs ("Lessor") and Emeritus
                     Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . .  (21)
           10.64.3  Transfer of Operations Agreement dated August 14, 2001, between Emeritus Corporation and Melchor Balazs.. . . . . . . . . .  (24)
 10.65     Loyalton of Hattiesburg in Hattiesburg, Mississippi
           10.65.1   Lease agreement dated June 10, 1998, and
                     effective October 1, 2000, between ALCO XII, LLC
                     ("Lessor") and Emeritus Corporation ("Lessee").. . . . . . . . . .  (21)
 10.66     Loyalton of Biloxi in Biloxi, Mississippi
           10.66.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee"). . . . . . . . . . . . . . . . . .  (21)
           10.66.2  Lease agreement dated September 5, 2001, between Health
                     Care Property Investors, Inc. ("Lessor"), and Emeritus
                     Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . .  (24)
 10.67     Amended 1998 Employee Stock Purchase Plan (as amended and
           restated on May 19, 1999, and August 17, 2001).  (Appendix B).    . .  . . .  (23)
 21.1      Subsidiaries of the registrant.. . . . . . . . . . . . . . . . . . . . . . .  (24)
 23.1      Consent of KPMG LLP. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)


      (1) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.
      (2) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 1996.
      (3) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1996.
      (4) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1996.
      (5) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1997.
      (6) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.
      (7) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.
      (8) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K Amendment No. 1 (File No. 1-14012) on July 14, 1997.
      (9) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.
     (10) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on August 14, 1997.
     (11) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on October 29, 1997.
     (12) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
     (13) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
     (14) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.
     (15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
     (16) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
     (17) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
     (18) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
     (19) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2000.
     (20) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
     (21) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on April 2, 2001.
     (22) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on July 18, 2001.
     (23) Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
     (24) Filed herewith.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           Emeritus Corporation
                                               (Registrant)

Dated: March 29, 2002





                   Signature. . . . . . . . . .  Title
          ----------------------------  ---------------------------


          /s/   Daniel R. Baty . . . .  Chief Executive Officer and
          ----------------------------
          Daniel R. Baty . . . . . . .  Chairman of the Board


          /s/   Raymond R. Brandstrom.  Vice President of Finance,
          ----------------------------
          Raymond R. Brandstrom. .  .   Secretary, Chief Financial
                                        Officer, and Vice Chairman
                                        of the Board


          /s/   Patrick Carter . . . .  Director
          ----------------------------
          Patrick Carter


          /s/   Charles P. Durkin. . .  Director
          ----------------------------
          Charles P. Durkin


          /s/   David Hamamoto . . . .  Director
          ----------------------------
          David Hamamoto


          /s/   David W. Niemiec . . .  Director
          ----------------------------
          David W. Niemiec


          /s/   Motoharu Iue . . . . .  Director
          ----------------------------
          Motoharu Iue



                                                           Page
                                                           ----
     Independent Auditors'  Report . . . . . . . . . . . .  F-2
     Consolidated Balance Sheets . . . . . . . . . . . . .  F-3
     Consolidated Statements of Operations . . . . . . . .  F-4
     Consolidated Statements of Cash Flows . . . . . . . .  F-5
     Consolidated Statements of Shareholders' Deficit. . .  F-6
     Notes to Consolidated Financial Statements. . . . . .  F-7
     Schedule II--Valuation and Qualifying Accounts. . .  ..S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Emeritus Corporation

We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries ("the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG  LLP

Seattle,  Washington
March  8,  2002


                                                EMERITUS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                          (In thousands except share data)
                                                       ASSETS

                                                                                      December 31,    December 31,
                                                                                          2001            2000
                                                                                     --------------  --------------
Current Assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       9,811   $       7,496
 Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,376             425
 Current portion of restricted deposits . . . . . . . . . . . . . . . . . . . . . .              -             361
 Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . .          1,172           1,817
 Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,859           4,969
 Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .          2,463           3,072
 Property held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,242           6,475
                                                                                     --------------  --------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,923          24,615
                                                                                     --------------  --------------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        131,200         134,762
Property held for development . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,040             310
Notes receivable from and investments in affiliates . . . . . . . . . . . . . . . .          3,675           4,380
Restricted deposits, less current portion . . . . . . . . . . . . . . . . . . . . .          5,520           5,907
Lease acquisition costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,864           5,983
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,206           2,122
                                                                                     --------------  --------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     168,428   $     178,079
                                                                                     ==============  ==============

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $       1,650
 Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .          4,523          80,978
 Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,105           3,143
 Accrued employee compensation and benefits . . . . . . . . . . . . . . . . . . . .          3,301           2,449
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,861           2,991
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,415           1,806
 Accrued dividends on preferred stock.  . . . . . . . . . . . . . . . . . . . . . .          7,429           2,329
 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,690           9,221
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,699           1,215
                                                                                     --------------  --------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         32,023         105,782
                                                                                     --------------  --------------
 Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .        131,070          60,499
 Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,000          32,000
 Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . .         18,671          17,709
 Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,404           2,132
 Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            256             256
                                                                                     --------------  --------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        216,424         218,378
                                                                                     --------------  --------------
Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,145             504
Redeemable preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    30,609 and 30,609 at December 31, 2001, and December 31, 2000, respectively . .              -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,196,030 and 10,120,045 shares at December 31, 2001, and
    December 31, 2000, respectively . . . . . . . . . . . . . . . . . . . . . . . .              1               1
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         67,686          66,373
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . .           (136)         (1,087)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (141,692)       (131,090)
                                                                                     --------------  --------------
     Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . .        (74,141)        (65,803)
                                                                                     --------------  --------------
     Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . .  $     168,428   $     178,079
                                                                                     ==============  ==============

                            See accompanying notes to consolidated financial statements.


                                          EMERITUS CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share data)

                                                                 Year Ended December 31,
                                                          2001             2000             1999
                                                     ---------------  ---------------  ---------------
 Revenues:
   Community revenue. . . . . . . . . . . . . . . .  $      129,887   $      118,948   $      116,063
   Other service fees . . . . . . . . . . . . . . .           1,965            1,684            1,683
   Management fees. . . . . . . . . . . . . . . . .           8,725            4,560            4,896
                                                     ---------------  ---------------  ---------------
           Total operating revenues . . . . . . . .         140,577          125,192          122,642

 Expenses:
   Community operations . . . . . . . . . . . . . .          80,829           76,838           78,193
   General and administrative . . . . . . . . . . .          17,990           17,429           15,468
   Depreciation and amortization. . . . . . . . . .           7,260            7,383            6,585
   Facility lease expense . . . . . . . . . . . . .          27,123           24,255           25,084
                                                     ---------------  ---------------  ---------------
           Total operating expenses . . . . . . . .         133,202          125,905          125,330
                                                     ---------------  ---------------  ---------------
           Income (loss) from operations. . . . . .           7,375             (713)          (2,688)

 Other income (expense):
   Interest income. . . . . . . . . . . . . . . . .             980              990              670
   Interest expense . . . . . . . . . . . . . . . .         (13,296)         (15,066)         (13,751)
   Impairment of investment securities. . . . . . .               -                -           (7,429)
   Other, net . . . . . . . . . . . . . . . . . . .             707           (7,147)           2,494
                                                     ---------------  ---------------  ---------------
           Net other expense. . . . . . . . . . . .         (11,609)         (21,223)         (18,016)
                                                     ---------------  ---------------  ---------------

           Loss before extraordinary item . . . . .          (4,234)         (21,936)         (20,704)
 Extraordinary loss on early extinguishment of debt               -                -             (333)
                                                     ---------------  ---------------  ---------------
           Net loss . . . . . . . . . . . . . . . .          (4,234)         (21,936)         (21,037)

 Preferred stock dividends. . . . . . . . . . . . .           6,368            5,327            2,250
                                                     ---------------  ---------------  ---------------
           Net loss to common shareholders. . . . .  $      (10,602)  $      (27,263)  $      (23,287)
                                                     ===============  ===============  ===============

 Loss per common share - basic and diluted:

     Loss before extraordinary item . . . . . . . .  $        (1.04)  $        (2.69)  $        (2.19)
     Extraordinary loss . . . . . . . . . . . . . .               -                -            (0.03)
                                                     ---------------  ---------------  ---------------

 Loss per common share. . . . . . . . . . . . . . .  $        (1.04)  $        (2.69)  $        (2.22)
                                                     ===============  ===============  ===============

 Weighted average number of common shares
       outstanding - basic and diluted. . . . . . .          10,162           10,117           10,469
                                                     ===============  ===============  ===============

                            See accompanying notes to consolidated financial statements.


                                                     EMERITUS CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)

                                                                                          Year ended December 31,
                                                                                     2001            2000            1999
                                                                                --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (4,234)  $     (21,936)  $     (21,037)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .          7,260           7,213           6,845
      Amortization of deferred gains and income. . . . . . . . . . . . . . . .           (221)           (190)           (363)
      Gain on sale of properties . . . . . . . . . . . . . . . . . . . . . . .         (1,392)              -               -
      Write down of lease acquisition costs. . . . . . . . . . . . . . . . . .            835               -               -
      Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . .            466             359             693
      Extraordinary loss on early extinguishment of debt . . . . . . . . . . .              -               -             333
      Impairment of investment securities. . . . . . . . . . . . . . . . . . .              -               -           7,429
      Write off of property held for development . . . . . . . . . . . . . . .              -           1,267               -
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            894             377            (191)
   Changes in operating assets and liabilities:. . . . . . . . . . . . . . . .              -               -               -
      Trade accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .            179            (281)            (75)
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . .            265             (55)          2,176
      Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         (1,038)           (491)         (3,480)
      Accrued employee compensation and benefits . . . . . . . . . . . . . . .            852            (909)            121
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (130)            194             477
      Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .           (391)           (228)           (881)
      Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .           (531)          4,593            (322)
      Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .            484             691            (463)
      Security deposits and other long-term liabilities. . . . . . . . . . . .             14             (14)           (435)
      Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            272             245             308
                                                                                --------------  --------------  --------------
            Net cash provided by (used in) operating activities. . . . . . . .          3,584          (9,165)         (8,865)
                                                                                --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment. . . . . . . . . . . . . . . . . .         (1,429)        (11,441)        (12,875)
      Acquisition of property held for development . . . . . . . . . . . . . .              -               -            (560)
      Proceeds from sale of property and equipment . . . . . . . . . . . . . .          2,350             565           3,705
      Purchase of investment securities. . . . . . . . . . . . . . . . . . . .              -               -             (50)
      Construction advances--leased communities. . . . . . . . . . . . . . . .              -               -          17,295
      Construction expenditures--leased communities . . . . . . . . . . . . .           (694)           (197)        (17,794)
      Change in restricted cash. . . . . . . . . . . . . . . . . . . . . . . .              -          13,500         (13,500)
      Repayments from and (advances to) investments in affiliates, net . . . .          2,699           2,199          (4,679)
      Additions to lease acquisition costs . . . . . . . . . . . . . . . . . .           (416)           (943)              -
      Sale of investments in affiliates. . . . . . . . . . . . . . . . . . . .              -               -           8,177
                                                                                --------------  --------------  --------------
            Net cash provided by (used in) investing activities. . . . . . . .          2,510           3,683         (20,281)
                                                                                --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease (increase) in restricted deposits . . . . . . . . . . . . . . .            748             261             (39)
      Proceeds from (repayment of) short-term borrowings, net. . . . . . . . .         (1,650)            650          (6,324)
      Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . .            145           7,879          27,355
      Repayment of long-term borrowings. . . . . . . . . . . . . . . . . . . .         (3,067)         (2,883)        (17,700)
      Proceeds from sale of preferred stock. . . . . . . . . . . . . . . . . .              -               -          28,981
      Repurchase/retirement of common stock. . . . . . . . . . . . . . . . . .              -          (1,400)         (1,100)
      Payment of preferred stock dividends . . . . . . . . . . . . . . . . . .              -          (4,024)              -
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             45            (365)           (629)
                                                                                --------------  --------------  --------------
            Net cash provided by (used in) financing activities. . . . . . . .         (3,779)            118          30,544
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . .              -               -              20
                                                                                --------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .          2,315          (5,364)          1,418
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . .          7,496          12,860          11,442
                                                                                --------------  --------------  --------------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . .  $       9,811   $       7,496   $      12,860
                                                                                ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest . . . . . . . . . . . . . . . . .  $      13,426   $      13,659   $      13,273
                                                                                ==============  ==============  ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Transfer of property and equipment to property held for sale . . . . . .              -             270           6,307
      Transfer of property held for development from property held for sale. .            730               -               -
      Notes receivable from buyers in sales . . . . . .  . . . . . . . . . . .          1,000               -               -
      Assumption of debt by buyer in sale. . . . . . . . . . . . . . . . . . .          3,162               -               -
      Unrealized holding gains (losses) in investment securities . . . . . . .            951            (708)         (3,409)
      Declared and issued Series B preferred stock in-kind dividends . . . . .              -             609               -
      Accrued but not issued Series B preferred stock in-kind dividends. . . .          1,268             615               -
      Accrued preferred stock cash dividends . . . . . . . . . . . . . . . . .          5,100           2,329           2,250
      Transfer of other assets to property and equipment . . . . . . . . . . .              -           1,002               -

                                   See accompanying notes to consolidated financial statements.


                                                       EMERITUS CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                              (In thousands, except per share data)

                                                                                          Accumulated
                                      Preferred stock       Common stock                     other
                                     ----------------    ------------------    Additional Comprehensive                Total
                                     Number               Number                paid-in      income  Accumulated    shareholders'
                                    of shares  Amount    of shares   Amount     capital      (loss)    deficit        deficit
                                    ---------  -------  -----------  -------  ------------  --------  ----------  ---------------
 Balances at December 31, 1998 . .          -  $     -  10,484,050   $     1  $    38,995   $(4,420)  $ (80,540)  $      (45,964)
 Unrealized loss on investment
    securities . . . . . . . . . .          -        -           -         -            -    (3,409)          -           (3,409)
 Write-down for impairment of
    investment securities. . . . .          -        -           -         -            -     7,429           -            7,429
 Foreign currency translation
    adjustment . . . . . . . . . .          -        -           -         -            -        20           -               20
 Repurchase of common stock. . . .          -        -    (163,700)        -       (1,100)        -           -           (1,100)
 Proceeds from issuance of
    preferred stock. . . . . . . .     30,000        -           -         -       28,981         -           -           28,981
 Stock options exercised . . . . .          -        -       3,600         -           40         -           -               40
 Preferred stock dividends . . . .          -        -           -         -            -         -      (2,250)          (2,250)
 Net loss for the year ended
    December  31, 1999 . . . . . .          -        -           -         -            -         -     (21,037)         (21,037)
                                    ---------  -------  -----------  -------  ------------  --------  ----------  ---------------
 Balances at December 31, 1999 . .     30,000  $     -  10,323,950   $     1  $    66,916   $  (380)  $(103,827)  $      (37,290)
 Unrealized loss on investment
    securities . . . . . . . . . .          -        -           -         -            -      (708)          -             (708)
 Additional costs from issuance of
    preferred stock .. . . . . . .          -        -           -         -         (516)        -           -             (516)
 Foreign currency translation
    adjustment . . . . . . . . . .          -        -           -         -            -         1           -                1
 Repurchase of common stock. . . .          -        -    (260,200)        -       (1,400)        -           -           (1,400)
 Issuances of shares under
    Employee Stock Purchase Plan .          -        -      56,295         -          149         -           -              149
 Preferred stock dividends . . . .        609        -           -         -        1,224         -      (5,327)          (4,103)
 Net loss for the year ended
    December  31, 2000 . . . . . .          -        -           -         -            -         -     (21,936)         (21,936)
                                    ---------  -------  -----------  -------  ------------  --------  ----------  ---------------
 Balances at December 31, 2000 . .     30,609  $     -  10,120,045   $     1  $    66,373   $(1,087)  $(131,090)  $      (65,803)
 Unrealized loss on investment
    securities . . . . . . . . . .          -        -           -         -            -       951           -              951
 Issuances of shares under
    Employee Stock Purchase Plan .          -        -      75,985         -           45         -           -               45
 Preferred stock dividends . . . .          -        -           -         -        1,268         -      (6,368)          (5,100)
 Net loss for the year ended
    December  31, 2001 . . . . . .          -        -           -         -            -         -      (4,234)          (4,234)
                                    ---------  -------  -----------  -------  ------------  --------  ----------  ---------------
 Balances at December 31, 2001 . .     30,609  $     -  10,196,030   $     1  $    67,686   $  (136)  $(141,692)  $      (74,141)
                                    =========  =======  ===========  =======  ============  ========  ==========  ===============

                                    See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Emeritus Corporation ("Emeritus" or the "Company") is a nationally integrated assisted living company focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens that need help with the activities of daily living, with an emphasis on assisted living and personal care services. The Company also provides management services to third party and related-party owners of assisted living communities, including management agreements covering 46 communities in connection with the Emeritrust transactions, which are referred to extensively throughout these financial statements, summarized as follows (see Note 17):

     * EMERITRUST I: 25 communities that the Company began managing in December 1998. Until December 31, 2001, the Company received a base management fee of 5% of gross revenues, but was entitled to receive up to 7% depending on the cash flow performance of the communities managed. As of January 1, 2002, however, the Company will receive a base management fee of 3% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed. Additionally, the Company is required by its management contracts to fund cash operating deficits.

     * EMERITRUST II: 21 communities that the Company began managing in March 1999, consisting of:

          * EMERITRUST II OPERATING: 16 communities for which the Company has no obligation to fund cash operating deficits. The Company receives a base management fee of 5% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed.

          * EMERITRUST II DEVELOPMENT: 5 communities for which the Company is required to fund cash operating deficits. The Company receives a base management fee of 5% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its consolidated financial statements. Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required. Emeritus holds shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. Emeritus records an investment impairment charge when it believes this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


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


Revenue Recognition

Operating revenue consists of resident fee revenue and management services revenue. Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied. Service fees paid by residents for assisted living and other related services and management fees are recognized in the period services are rendered. Management services revenue is comprised of revenue from management contracts and is recognized in the month in which services are performed in accordance with the terms of the management contract.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper and certificates of deposit with a maturity date at purchase of three months or less. Cash equivalents at December 31, 2001, were insignificant.


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

Investments in 20% to 50% owned affiliates are accounted for under the equity method except where a lack of voting power exists. Investments in less than 20% owned entities are accounted for under the cost method unless the Company exercises significant influence by means other than ownership.


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


Deferred Gain on Sales of Communities

Deferred gains on sales of communities consist of deferred gains on sale/leaseback transactions and deferred gains on sale transactions. Deferred gains on sale/leaseback transactions are amortized using the straight-line method over the lives of the associated leases where the Company has no continued financial involvement in communities that it has sold and leased back outside the leaseback. Deferred gains on sale/leaseback and sale transactions where the Company has continuing financial involvement, other than the leasebacks, are deferred until such involvement terminates.


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

Net Loss Per Share

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares (if any) using the treasury stock method. The capital structure of the Company includes convertible debentures, redeemable and non-redeemable convertible preferred stock, as well as stock options and common stock warrants. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.


Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity, which under accounting principles generally accepted in the United States, are excluded from results of operations. For the Company, these consist of unrealized gains and losses on investment securities and foreign currency translation adjustments, net of any related tax effect.


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


Reclassifications

Certain reclassifications of 1999 and 2000 amounts have been made to conform to the 2001 presentation.


(2)     INVESTMENT SECURITIES

In  1999,  the  Company  wrote  down  its  investment in the common stock of ARV
Assisted Living, Inc. ("ARV") by $7.4 million as management concluded the decline in the fair market value of this investment was other than temporary. Details regarding the ARV investment as of December 31, as follows:


               Gross          Fair
             Amortized     Unrealized      Market
                Cost         Losses         Value
            ------------  -------------  -----------
                          In thousands
2001 . . .  $      1,512         ($136)  $     1,376
            ============  =============  ===========
2000 . . .  $      1,512       ($1,087)  $       425
            ============  =============  ===========
1999 . . .  $      1,512         ($378)  $     1,134
            ============  =============  ===========

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


(3)     OTHER RECEIVABLES

Other  receivables  consisted  of  the  following at December 31:


                                                             2001         2000
                                                          -----------  -----------
                                                               (in thousands)
Working capital advances to third parties and affiliates  $     1,859  $     4,968
Notes receivable from buyer in sale of communities . . .        1,000            1
                                                          -----------  -----------
                                                          $     2,859  $     4,969
                                                          ===========  ===========


(4)     PROPERTY AND EQUIPMENT

Property  and  equipment  consist  of  the  following  at  December  31:


                                                 2001       2000
                                             ----------  ---------
                                                 (in thousands)
Land and improvements. . . . . . . . . . . . .  $ 13,779  $ 13,492
Buildings and improvements . . . . . . . . . .   120,827   118,610
Furniture and equipment. . . . . . . . . . . .    14,764    13,385
Vehicles . . . . . . . . . . . . . . . . . . .     3,461     3,323
Leasehold improvements . . . . . . . . . . . .     5,402     3,635
                                                --------  --------
                                                 158,233   152,445
Less accumulated depreciation and amortization    27,167    20,075
                                                --------  --------
                                                 131,066   132,370
Construction in progress . . . . . . . . . . .       134     2,392
                                                --------  --------
                                                $131,200  $134,762
                                                ========  ========

(5)     NOTES RECEIVABLE FROM AND INVESTMENTS IN AFFILIATED COMPANIES

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

During 1998, the Company sold an interest in a community located in Texas to a partnership in which the principal shareholder of the Company is a partner, retaining an approximately 12% interest. Pursuant to the purchase and sale agreement, the Company advanced funds to the partnership of $800,000, payable on demand. The purchase and sale agreement contained additional funding provisions whereby the Company funds 20% of the losses generated by the community up to $500,000, of which $500,000 was outstanding at December 31, 2001. This balance bears interest at 9% and is due in June 2008. In addition, the Company has advanced the partnership $450,000 under a repair note, bearing interest at 9% and due June 2008. At December 31, 2001, the Partnership's obligations to the Company were $2.1 million, including accrued interest. The Company's share of losses in 2001, 2000, and 1999 were $208,000, $321,000, and $551,000, respectively, and the investment balance at December 31, 2001 and 2000 was negative $1,080,000 and $872,000, respectively.

In January 2000, the Company purchased a 30% equity interest in Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company. The Company has an obligation to contribute up to $1.8 million. At December 31, 2000, the Company had contributed the entire $1.8 million and during 2001 and 2000 recognized its share of partnership losses of $313,000 and $557,000, respectively, which are included in "Other, net".

(6)     RESTRICTED DEPOSITS

Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REITs") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company.


(7)     SHORT-TERM BORROWINGS

In December 2000, the Company entered into a 9% demand note payable with a related party investor group for $1.65 million. The note was repaid in full on January 3, 2001.


(8)     LONG-TERM DEBT

Long-term  debt  consists  of  the  following at December 31:

                                                                      2001         2000
                                                                  -------------  --------
                                                                         In thousands
Notes payable, interest only at LIBOR* plus 3.25% (5.4% at . . .  $      46,287  $ 47,687
December 31, 2001) payable monthly, unpaid principal and
interest due December 2001, refinanced with long-term debt
(principal and interest due May 2002, with an option to extend to extend to May 2003), see note 21

Notes payable, interest only at LIBOR plus 3,25% (5,4% at . . . .         25,548    25,548
December 31, 2001), payable monthly, unpaid principal and
interest due December 2001, refinanced with long-term debt
(principal and interest due February 2003), See note 21

Notes payable, interest only at LIBOR plus 3,25% (5.4% at . . . .          1,747     5,270
December 31, 2001), payable monthly, unpaid principal and
interest due on demand

Note payable, interest at 7.82% payable in monthly installments,         12,130    12,428
unpaid principal and interest due July 2004

Note payable, interest at 8.38% payable in monthly installments,          5,719     5,818
unpaid principal and interest due February 2003

Notes payable, interest only at LIBOR plus 3.5% (5.7% at . . . .          6,800     6,800
December 31, 2001) payable monthly, unpaid principal and
interest due February 2003

Notes payable, interest at 7.43%, payable in monthly . . . . . .         25,075    25,480
installments, unpaid principal and interest due October 2009

Notes payable, interest at rates form 8.0% to 10.5%, payable in.         12,287    12,446
monthly installments, due through July 2009
                                                                  -------------  --------
Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . . . .        135,593   141,477
Less current portion . . . . . . . . . . . . . . . . . . . . . .          4,523    80,978
                                                                  -------------  --------
Long-term debt, less current portion . . . . . . . . . . . . . .  $     131,070  $ 60,499
                                                                  =============  ========

---------------------

*     LIBOR  is  the  London  Interbank  Offering  Rate.

Substantially all long-term debt is secured by the Company's property and equipment.

During 1999, the Company refinanced approximately $15.9 million of outstanding debt and wrote off $333,000 of related deferred costs as extraordinary items. No additional refinancing or write-offs of deferred costs occurred during 2000 or 2001.

Certain of the Company's indebtedness include restrictive provisions related to cash dividends, investments and borrowings, and require maintenance of specific operating ratios, levels of working capital and net worth. As of December 31, 2001, the Company was in compliance with all such covenants with the exception of a 62-unit community in Scottsdale, Arizona, with a principal balance of $1.7 million that is due in June 2002 and presented as short-term borrowings. The Company plans to cure this covenant violation by remitting a reduction of outstanding principal in the amount of $530,000.


Principal  maturities  of  long-term  debt  at December 31, 2001 are as follows:


                 in thousands
                 -------------
2002. . . . . .  $       4,523
2003. . . . . .         61,944
2004. . . . . .         40,728
2005. . . . . .          1,876
2006. . . . . .          3,965
Thereafter. . .         22,557
                 -------------
Total . . . . .  $     135,593
                 =============

(9)     CONVERTIBLE DEBENTURES

The Company has $32.0 million of 6.25% convertible subordinated debentures (the "Debentures") that are due in 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock and bear interest payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

The Debentures are subject to redemption, as a whole or in part, at a redemption price of 100% of the principal amount.


(10)     REDEEMABLE PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. The Series A redeemable Preferred Stock is entitled to receive quarterly dividends payable in cash. The dividend rate is 9% of the stated value of $25,000,000. Dividends accumulate, whether or not declared or paid. If cash dividends are not paid quarterly, the dividend rate will increase to 11% ("arrearage rate") until the unpaid cash dividends have been fully paid. The preferred stock has a mandatory redemption date of October 24, 2004, at a price equal to $1,000 per share, plus any accrued but unpaid dividends. Each share of preferred stock may be converted, at the option of the holder, into 55 shares of common stock, at the trading price at the time of conversion. The preferred stock is also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would contain the same conversion rights, restrictions and other terms as the preferred stock. For the year ended December 31, 2000, the Company paid dividends outstanding from 1999 of $2.6 million and two quarterly dividends of $1.1 million at the normal dividend rate of 9% and accumulated two quarterly dividends aggregating $1.4 million at the arrearage dividend rate of 11%. For the year ended December 31, 2001, the Company accumulated dividends aggregating $2.7 million at the arrearage dividend rate of 11%.

At December 31, 2001, the Company has accrued excess dividends of $750,000 to our Series A preferred shareholders related to non-payment of the cash portion of their dividends. Since the Company was unable to pay these dividends for six consecutive quarters, their Series A shareholders became entitled to elect one additional director to their board of directors at each annual shareholders' meeting until such time the Company has paid the accrued dividends. In addition, because the Company has been unable to pay dividends to their Series A shareholders after six consecutive quarters, beginning in 2002, the Series A dividends will be calculated on a compounded cumulative basis, retroactively.

The Company may redeem the preferred stock, in whole or in part, for $1,050 per share plus accrued dividends, provided that the market price of common stock is at least 130% of the conversion price for the preferred stock. In the event of liquidation of the Company, the holders of outstanding preferred stock are entitled to receive a distribution of $1,000 per share plus accrued dividends.


(11)     INCOME TAXES

Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following at December 31:



                                                               2001       2000
                                                            ---------   ---------
                                                                (in thousands)
Gross deferred tax liabilities-depreciation and amortization   $(1,801)  $(1,919)
Gross deferred tax assets:
     Net operating loss carryforwards . . . . . . . . . . . .   29,914    29,612
     Deferred gains on sale/leaseback . . . . . . . . . . . .    6,086     6,320
     Impairment of investment securities. . . . . . . . . . .    2,411     2,411
     Unearned rental income . . . . . . . . . . . . . . . . .      562       411
     Vacation accrual . . . . . . . . . . . . . . . . . . . .      452       409
     Health insurance accrual . . . . . . . . . . . . . . . .      502       500
     Insurance accrual. . . . . . . . . . . . . . . . . . . .      491        -
     Incentive Compensation accrual . . . . . . . . . . . . .      312        -
     Deferred Lease Payments. . . . . . . . . . . . . . . . .      586        -
     Other .. . . . . . . . . . . . . . . . . . . . . . . . .      656       794
                                                               --------  --------
          Gross deferred tax assets . . . . . . . . . . . . .   41,972    40,457
Less valuation allowance. . . . . . . . . . . . . . . . . . .   40,171    38,538
                                                               --------  --------
Deferred tax assets, net. . . . . . . . . . . . . . . . . . .    1,801     1,919
                                                               --------  --------
          Net deferred tax assets . . . . . . . . . . . . . .  $   -     $   -
                                                               ========  ========

The increase in the valuation allowance was $1,633,000, $4,780,000 and $7,122,000 for 2001, 2000 and 1999, respectively. The increases were primarily due to the impairment of investment securities and the amount of net operating loss carryforwards, for which management does not believe that it is more likely than not that realization is assured.

For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 2001, available to offset future federal taxable income, if any, of approximately $87,983,000 expiring beginning in 2012.


 (12)      SHAREHOLDERS' DEFICIT

In January 1998 and subsequently in August 1999, the Company's board of directors authorized a stock repurchase program to acquire up to aggregate
1,000,000 shares of the Company's common stock. In March 2000, the stock repurchase plan was discontinued. At December 31, 2000, the Company had acquired and retired a total of 941,100 shares of its common stock at a cumulative cost of $8.3 million. No stock repurchases were made in 2001.

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

The  Series  B  Stock  is  entitled  to receive quarterly dividends payable in a combination of cash and additional shares of Series B Stock. From issuance to January 1, 2004, the dividend rate will be 6% of the stated value of $1,000, of which 2% is payable in cash and 4% is payable in Series B Stock at the rate of one share of Series B Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate will be 7%, of which 3% is payable in cash and 4% is payable in Series B Stock. Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the cash dividend rate will increase to 7% ("arrearage rate"), until the unpaid cash dividends have been fully paid or until January 1, 2007, whichever first occurs. Beginning January 10, 2003, the Company can redeem all of the Series B Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days. In 2000, the Company accrued $1.3 million in cash dividends, including one quarter at the higher arrearage rate, and $1.2 million equivalent to 1,224 shares of Series B Stock as in-kind dividends, of which $302,000 were paid and 609 shares were issued in 2000. In 2001, the Company accrued $2.4 million in cash dividends at the higher arrearage rate, and $1.3 million equivalent to 1,268 shares of Series B Stock as in-kind dividends, none of which were paid or issued in 2001. Accordingly, the Company had a cumulative commitment to issue 615 shares of Series B Stock at December
31,  2000,  and  1,883 shares of Series B Stock   at  December  31,  2001.

At December 31, 2001, the Company had accrued additional dividends of $2.0 million as a result of the arrearage rate, which is included in the total of $5.1 million of dividends on Series B Stock that the Company has accrued. Since the Company has failed to pay these dividends for six consecutive quarters, the Series B shareholders are entitled to elect one additional director to at each annual shareholders' meeting until such time the Company has paid the accrued dividends.

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

The Company has authorized 2,500,000 shares of common stock to be reserved for grants under the 1995 Plan of which 1,201,098 remained available for future awards at December 31, 2001. Options generally vest between three-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

In May 2001, the Company announced an offer to exchange options under the 1995 Plan held by current employees, including executive officers, for new options to be granted under the 1995 Plan and new option letter agreements. Under the offer, employees were required to tender all or none of their options in exchange for new options subject to the same number of shares of common stock as the options tendered for exchange. Approximately 99% of outstanding options were exchanged. The new options were granted on December 10, 2001, which was the first business day that was at least six months and one day after the date tendered options were accepted for exchange. The new options have an exercise price of $2.11 and will fully vest 2 1/2 years from the date the new options are granted under the following schedule: 33 1/3 percent will vest six months after the date of grant; 33 1/3 percent will vest 18 months after the date of grant; and 33 1/3 percent will vest 30 months after the date of grant. In all other respects, the terms of the new options are the same as the terms of the options tendered for exchange.

Had compensation cost for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows for the years ended December 31:



                                                     2001          2000          1999
                                                 ------------  ------------  ------------
                                                 (in thousands, except per share data)

Net loss to common shareholders:
As reported . . . . . . . . . . . . . . . . . .  $   (10,602)  $   (27,263)  $   (23,287)
Pro forma . . . . . . . . . . . . . . . . . . .      (11,047)      (29,043)      (25,055)
Net loss per common share -- basic and diluted:
As reported . . . . . . . . . . . . . . . . . .  $     (1.04)  $     (2.69)  $     (2.22)
Pro forma . . . . . . . . . . . . . . . . . . .        (1.09)        (2.87)        (2.39)

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 2000 and 2001: dividend yield of 0.0% for all periods; expected volatility of 50.2% for 1999, 48.0% to 49.6% for 2000, and 80.7% to 82.1%
for 2001; risk-free interest rates of 6.47% to 6.63% for 1999, 6.06% to 6.69% for 2000, and 4.12% to 4.39% for 2001; and an expected option term of 4 years for 2001, 2000, and 1999.


A  summary  of  the  activity  in  the  Company's  stock  option  plans follows:

                                                    2001                     2000                      1999
                                         ------------------------   ------------------------  ------------------------
                                                         Weighted-                Weighted-                 Weighted-
                                                          Average                  Average                   Average
                                                         Exercise                 Exercise                  Exercise
                                           Shares          Price     Shares         Price       Shares        Price
                                        ------------  -----------  ------------  -----------  -----------  -----------
Outstanding at beginning of year . . .    1,344,790   $      9.14    1,785,083   $      9.23   1,443,366   $      9.84
Granted. . . . . . . . . . . . . . . .    1,144,083   $      2.11       17,000   $      2.73     459,750   $      7.45
Exercised. . . . . . . . . . . . . . .            -             -            -             -      (3,600)  $      9.81
Canceled . . . . . . . . . . . . . . .   (1,271,738)  $      9.14     (457,293)  $      9.27    (114,433)  $      9.75
                                        ------------  -----------  ------------  -----------  -----------  -----------
Outstanding at end of year . . . . . .    1,217,135   $      2.52    1,344,790   $      9.14   1,785,083   $      9.23
Options exercisable at year-end. . . .      185,589   $      4.09      785,605   $      9.42     616,644   $      9.97
Weighted-average fair value of options
granted during the year. . . . . . . .                $      1.31                $      1.24               $      3.44


The  following  is  a summary of stock options outstanding at December 31, 2001:



                         Options Outstanding               Options Exercisable
                  -------------------------------------   --------------------
                                 Weighted-
                                  Average      Weighted-              Weighted-
                                 Remaining      Average                 Average
   Range of          Number     Contractual    Exercise   Number      Exercise
 Exercise Prices   Outstanding     Life         Price   Exercisable     Price
 ---------------   -----------  ----------  ----------  ----------- -----------
$  1.60.-  2.11    1,144,083          9.94  $     2.11    136,463  $     2.11
$  2.56.-  4.06       16,000          9.55  $     2.73     10,000  $     2.56
$  6.50.-  7.81        6,086          8.96  $     6.63      2,008  $     6.63
$  9.63.-  9.81       25,466          7.86  $     9.76     16,977  $     9.76
$ 10.25 - 15.25       25,500          6.95  $    12.89     20,140  $    13.26
                  -----------   ----------- ----------  ----------  ------------
                   1,217,135.         9.82  $     2.52    185,589  $     4.09
                  ==========    ==========  ==========  ==========  ============

Employee Stock Purchase Plan

In July 1998, the Company adopted an Employee Stock Purchase Plan (the Plan) to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 200,000 shares are available for purchase under the Plan. Quarterly, participant account balances are used to purchase shares of stock on the open market at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases or 15% of eligible compensation. The Employee Stock Purchase Plan expires in May 2008. In 2001 and 2000, employees purchased an aggregate of 75,985 and 56,295 common shares, respectively, through the Employee Stock Purchase Plan.


(13) COMPREHENSIVE LOSS

Comprehensive loss consists of the following for the years ended December 31, 2001, 2000, and 1999, respectively:


                                                                   Year Ended December 31,
                                                             2001            2000            1999
                                                        --------------  --------------  --------------
  Net loss . . . . . . . . . . . . . . . . . . . . . .  $     (10,602)  $     (27,263)  $     (23,287)
  Other comprehensive income (loss):
     Foreign currency translation adjustments. . . . .             -                1              20
     Unrealized holding gains (losses) on investment
         securities. . . . . . . . . . . . . . . . . .            951            (708)         (3,409)
     Reclassification for losses included in net loss.             -               -            7,429
                                                         --------------  --------------  --------------
            Total other comprehensive income (loss). .            951            (707)          4,040
                                                        --------------  --------------  --------------

  Comprehensive loss . . . . . . . . . . . . . . . . .  $      (9,651)  $     (27,970)  $     (19,247)
                                                        ==============  ==============  ==============


(14)      FINANCIAL INSTRUMENTS

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock and long-term debt. The fair value of the Company's financial instruments based on their short-term nature or current market indicators such as prevailing interest rates approximates their carrying value with the exception of the following: long-term debt had an estimated fair value, based on the Company's incremental borrowing rate, of $130.9 million versus a carrying value of $135.6 million; the convertible debentures had an estimated fair value, based on the Company's incremental borrowing rate and the conversion price, of $28.6 million versus a book value of $32.0 million; and the redeemable preferred stock had an estimated fair value, based on the Company's incremental borrowing rate and the conversion price, of $24.9 million versus a book value of $25.0 million at December 31, 2001.

(15)      RELATED-PARTY MANAGEMENT AGREEMENTS

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

A number of limited partnerships which are partly owned indirectly by Mr. Baty, the Company's Chairman and Chief Executive Officer, develop, own and lease senior housing projects, some of which cater to low income seniors. The Company has agreements with these partnerships to provide certain administrative, financial and management services with respect to these communities. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues and fixed administrative fees. Management fee revenue earned under these agreements was approximately $2,417,000, $1,731,000, and $774,000, in 2001,
2000,  and  1999,  respectively.

In 1998, the Company and XL Management Company L.L.C., ("XL Management"), an affiliate of Holiday Retirement Corp., an owner and operator of independent living communities, entered into four management agreements whereby XL Management was to provide management services relating to four newly developed assisted living communities located in Texas. The agreements had initial terms of two years six months with management fees based upon 6% of gross revenues payable monthly. XL Management ceased management of these buildings during 2000. Total fees in 2000 amounted to $150,000 as compared to $316,000 in 1999. The Company's Chairman and Chief Executive Officer and a former member of the Company's board of directors are principal shareholders and officers of Holiday.


(16)     LEASES

At December 31, 2001, the Company leases office space and 46 assisted living communities. The office lease expires in 2006 and contains two five-year renewal options. The community leases expire from 2004 to 2017 and contain two to six extension options, ranging from five to ten years.

Minimum lease payments under noncancelable operating leases at December 31, 2001 are as follows:




              In Thousands
              -------------
2002 . . . .  $      25,409
2003 . . . .         25,476
2004 . . . .         25,296
2005 . . . .         23,620
2006 . . . .         22,919
Thereafter .        108,643
              -------------
              $     231,363
              =============

Facility lease expense under noncancelable operating leases was approximately $26,796,000, $24,240,000, and $25,135,000 for 2001, 2000, and 1999,
respectively. A number of operating leases provide for additional lease payments after 24 months computed at 5% of additional revenues of the community. In 2001, additional facility lease expense under this provision was not significant.


(17)     SALES AND ACQUISITIONS

In two separate transactions during the fall of 1998 and the spring of 1999, the Company arranged for two investor groups to purchase an aggregate of 41 of its operating communities and five communities under development for a total purchase price of approximately $292.2 million. Of the 46 communities involved, 43 had been, or were proposed to be, leased to the Company by Meditrust Company LLC under sale/leaseback financing arrangements, and three had been owned by the Company. The first purchase, consisting of 25 communities, which we will call the Emeritrust I communities, was completed in December 1998 and the second purchase, consisting of 21 communities, 16 of which we will call the Emeritrust II Operating communities and five of which we call the Emeritrust II Development communities, was completed in March 1999.

Of the $168.0 million purchase price for the Emeritrust I communities, $138.0 million was financed through a three-year first mortgage loan with an independent third party and $30.0 million was financed through subordinated debt and equity investments from the investor group, which includes Daniel R. Baty, the Company's Chief Executive Officer, who is also a director and a principal shareholder. Of the $124.2 million purchase price for the Emeritrust II Operating communities and Emeritrust II Development communities, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the investor group, which includes Mr. Baty.

The investor groups retained the Company to manage all of the communities through December 31, 2001, and granted the Company options to purchase the communities during this period. During 2000, the Emeritrust I communities failed to comply with covenants under the $138 million mortgage loan and in 2001 it became clear that the Company would not be able to purchase the communities under the options. As a result, the mortgage loans were restructured and the management agreements and options to purchase were extended to June 30, 2003 (to December 31, 2003 in the case of the five Emeritrust II Development communities). The discussion below reflects the terms of these arrangements as modified.

From January 1, 2002, through June 30, 2003, the Company will receive for the Emeritrust I communities a base management fee of 3% of gross revenues generated by the communities and an additional management fee of 4%, payable out of 50% of cash flow. The availability of cash flow to pay management fees is subject to prior payment of expenses and fees related to the restructuring of the mortgage loan in 2001. For the Emeritrust II Operating communities and the Emeritrust II Development communities, the Company has received and continues to receive a base management fee of 5% of gross revenues and an additional management fee of 2%, payable to the extent that the communities meet certain cash flow standards. Prior to January 1, 2001, the management fees for the Emeritrust I communities were also computed in this fashion.

Under the management agreements, the Company is obligated to reimburse the investor groups for cumulative cash operating losses greater than $4.5 million in the case of the Emeritrust I communities and $500,000 in the case of each of the five Emeritrust II Development communities. Since these thresholds have been exceeded, the Company is currently responsible for most cash operating losses generated by these communities if they occur. There is no such funding arrangement with respect to the Emeritrust II Operating communities. The Company's funding obligations for the Emeritrust I communities have been $1.3 million, $4.9 million and $1.9 million for 2001, 2000 and 1999, respectively. The Company's funding obligations for the Emeritrust II Development communities have been $310,000 and $1.6 million in 2001 and 2000, respectively.

Although the amounts of our funding obligation each year include management fees earned by us under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent that we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our financial statements under the category "Other, net." Conversely, if the applicable management fees exceed our funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our consolidated financial statements. Management fees earned for the Emeritrust I communities have been $4.0 million, $2.1 million and $1.9 million in 2001, 2000 and 1999, respectively, of which $2.8 million have been recognized in 2001. Management fees earned for the Emeritrust II Development communities have been $766,000 and $360,000, of which $673,000 and $174,000 have been recognized in 2001 and 2000, respectively. Management fees earned for the Emeritrust II Operating communities have been $1.9 million earned and recognized in both 2001 and 2000.

The Company has an option to purchase 43 of the 46 Emeritrust communities and a right of first refusal with respect to the remaining three communities, both of which expire June 30, 2003 (December 31, 2003 in the case of the five Emeritrust II Development communities). The option must be exercised with respect to all communities or may not be exercised at all. If investor groups require Mr. Baty to purchase certain of the communities, upon the conditions described below, the Company has the right to exercise its option within 60 days of receiving notice of this action. The option price for the 43 Emeritrust communities is equal to the original cost of the communities of approximately $292 million, plus an amount that would provide the investor groups with an 18% rate of return, compounded annually, on their original investment of $54.6 million (less any cash distributions received). In connection with the exercise of the option, the Company is also obligated to pay certain costs and fees.

The management agreements, including the options to purchase the related communities, are subject to various termination provisions, including cross-default provisions among all three groups of communities. The management agreement for the Emeritrust I communities may be terminated if cash distributions to the investor group do not meet certain levels or if the communities fail to meet certain coverage requirements under the mortgage loan. In addition, certain of the communities have been refinanced and, accordingly, the Company's ability to exercise the option will depend on whether the Company can assume or refinance the debt secured by these communities. Termination of the management agreements or failure to exercise the options could result in the loss of management fees and the substantial decrease in the number of communities the Company operates.

Under related agreements, the investor groups may require Mr. Baty to purchase between ten and twelve of the Emeritrust communities, depending on the occurrence of any one of the following events: (a) the Company does not exercise its option to purchase the communities before the option expires, (b) the Company defaults under the management agreements, (c) Mr. Baty's net worth falls below a certain threshold, (d) the Company experiences a change of control or (e) Mr. Baty ceases to be the Company's chief executive officer. If Mr. Baty is required to purchase some of the communities, he will also have the option to purchase all of the Emeritrust communities on the same terms under which the Company is entitled purchase the communities, subject to the Company's prior right to do so within a specified time period.

In September 1999, the Company acquired a community that it previously leased for a purchase price of $8.0 million. This acquisition was financed through borrowings.

In January 2001, the Company sold one of its communities to a new operator and various third parties. The sale included terms for the Company to lease and continue to operate the facility for an interim period, which concluded in the third quarter of 2001. The Company recognized a gain on the sale of the facility of $1.3 million.

In April 1998, the Company assigned its economic interest in a 172-unit assisted living community located in Fairfield, California, to a related party investor group for $2.8 million in cash. Its economic interest consisted of a 66 2/3% interest in the profits, losses, and distributions of an operating limited liability company that owns and operates the community, the right to receive payments of principal and interest under a $2.4 million promissory note evidencing a loan by the Company to the operating company, and the obligation to make additional capital contributions under the agreement establishing the operating company. The Company continues to manage the operations of the community pursuant to a management agreement and to manage the affairs of the operating limited liability company. In January 2000, the Company repurchased 25% of its original interest in the community (16 2/3% of the operating limited liability company) for a total of $791,000. During the quarter ended September 30, 2001, the Company entered into an agreement with the related party investor to offset against interest payable any amounts that the Company had previously funded or will fund the assisted living community on their behalf. This agreement allows for collection of a note receivable in the amount of approximately $477,000 that had previously been fully reserved. Therefore, the Company recorded a recovery of approximately $428,000 in Other, net and approximately $49,000 as a decrease in interest expense. In December 2001, the Company acquired an additional 16 2/3% interest in the community from a third party minority owner for a purchase price of $250,000. The purchase was paid with cash and notes payable due in certain terms ranging from 30 days through January 31, 2005. As of December 31, 2001, the Company's effective economic interest in the community is 33 1/3% in the profits, losses, and distributions.

(18)     COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the Company's contractual obligations at December 31, 2001:


                                     Payments Due by Period (in thousands)
                         --------------------------------------------------------------
                                      Less than 1                              After 5
                            Total         year       1 - 3 years  4 - 5 years   years
                         -----------  ------------  ------------  -----------  --------
Contractual Obligations
Long-Term Debt. . . . .  $   135,593  $      4,523  $    102,672  $     5,841  $ 22,557
Operating Leases. . . .  $   231,363  $     25,409  $     50,772  $    46,539  $108,643

(19)     LIQUIDITY

In 2001, and as described in Note 21, the Company refinanced substantially all of its debt obligations, extending such financings through 2003 or thereafter. In addition, the Company achieved consecutive positive cash flows from operations for the last three quarters and positive earnings before preferred dividends in the fourth quarter of 2001. Including required debt service payments and capital expenditures, management believes the Company will be able to sustain positive cash flow through at least 2002.

The Company has incurred significant operating losses since its inception and has a working capital deficit of $12.1 million, although $7.4 million of preferred dividends is only due if declared by the Company's board of directors. To date, the Company has been dependent upon third party financing or disposition of assets to fund operations. While the Company does not anticipate the need for third party financing or dispositions of assets to fund operations, it cannot be guaranteed that, if necessary, third party financing or disposition of assets will be available timely or at all.

The Company is currently out of compliance with covenants on debt totaling $1.7 million which will be repaid in June 2002 and is not cross-defaulted with any other debt. In addition, many of the Company's other debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 14 owned assisted living properties and 36 operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.


(20)     QUARTERLY RESULTS (UNAUDITED)



Quarterly Results (Unaudited)
                                               Q1        Q2        Q3        Q4
                                            --------  --------  --------  --------
2001

Total Operating revenue. . . . . . . . . .  $34,781   $35,177   $34,964   $35,655
Income (loss) from operations. . . . . . .    1,317     1,905       953     3,200
Other income and expense . . . . . . . . .   (3,434)   (3,327)   (1,799)   (3,049)
Net loss . . . . . . . . . . . . . . . . .   (2,117)   (1,422)     (846)      151
Preferred dividends. . . . . . . . . . . .    1,611     1,620     1,565     1,572
Net loss to common shareholders. . . . . .  $(3,728)  $(3,042)  $(2,411)  $(1,421)
Loss per common share -- basic and diluted  $ (0.37)  $ (0.30)  $ (0.24)  $ (0.14)


2000                                           Q1        Q2        Q3        Q4
                                            --------  --------  --------  --------
Total Operating revenue. . . . . . . . . .  $30,566   $30,350   $30,822   $33,454
Income (loss) from operations. . . . . . .     (811)      579       490      (971)
Net loss . . . . . . . . . . . . . . . . .   (5,298)   (3,582)   (4,941)   (8,115)
Net loss to common shareholders. . . . . .  $(6,373)  $(4,671)  $(6,503)  $(9,716)
Loss per common share -- basic and diluted  $ (0.63)  $ (0.46)  $ (0.64)  $ (0.96)


The sum of quarterly per share data may not equal the per share total reported for the year.

(21)     SUBSEQUENT EVENTS

In February 2002, the Company reached an agreement with Heller Healthcare Finance to refinance three of the properties in our $71.8 million portfolio that previously was financed by Deutsche Bank AG and matured December 14, 2001. The new loan of $25.5 million matures February 2004 and provides for monthly principal payments of approximately $40,000 in addition to interest at LIBOR plus four percent. This refinancing in turn satisfied our extension agreement dated May 31, 2001, with Deutsche Bank AG to extend the maturity date of the remaining debt of $46.3 million secured by seven properties in the original portfolio to May 31, 2003, provided that the Company pays to the lender a fee equal to 1% of the outstanding portfolio balance at May 31, 2002. As a result of this refinancing, the Company has reclassified the entire $71.8 million principal balance on this portfolio to long-term debt from current debt in its December 31, 2001, financial statements.


                                        Emeritus Corporation
                                  Valuation and Qualifying Accounts
                            Years Ended December 31, 2001, 2000, and 1999
                                           (in thousands)


Column A                                        Column B     Column C        Column D      Column E
---------------------------------------------  ----------  -------------  ---------------  ---------
                                                Balance       Charged
                                                   at           to                          Balance
                                               Beginning    Other Costs                     at End
                                                of Year    and Expenses   Deductions (1)    of Year
                                               ----------  -------------  ---------------  ---------
Description
-----------
Year ended December 31, 2001:
     Valuation accounts deducted from assets:
          Allowance for doubtful receivables.  $      594  $         466  $           662  $     398
                                               ==========  =============  ===============  =========




Year ended December 31, 2000:
     Valuation accounts deducted from assets:
          Allowance for doubtful receivables.  $      583  $         359  $           348  $     594
                                               ==========  =============  ===============  =========



Year ended December 31, 1999:
     Valuation accounts deducted from assets:
          Allowance for doubtful receivables.  $      538  $         693  $           648  $     583
                                               ==========  =============  ===============  =========

_____________
(1) Represents amounts written off