Form 10-K/A
period 2001-12-31
EMERITUS CORP\WA\
filed 2002-04-30
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   -----------
                                (AMENDMENT NO. 1)

(Mark  One)

 (X)     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

              FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001.

                                       OR

 (  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

                         COMMISSION FILE NUMBER 1-14012

                              EMERITUS CORPORATION
             (Exact name of registrant as specified in its charter)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

          WASHINGTON                                                 91-1605464
(State  or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification  No.)

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

Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 2002 was $24,962,975.

As of April 15, 2002, 10,199,764 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE.

                              EMERITUS CORPORATION

                                      Index

                                    Part III



Item 10.  Directors and Executive Officers of the Registrant               1
Item 11.  Executive Compensation                                           3
Item 12.  Security Ownership of Certain Beneficial Owners and Management   8
Item 13.  Certain Relationships and Related Transactions                  12

                                    PART III
                                    --------

ITEM  10.  DIRECTORS  OF  THE  COMPANY

     Daniel R. Baty (age 58), one of Emeritus's founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Pacific Management, Inc.

     Raymond R. Brandstrom (age 49), one of Emeritus's founders, has served as a director since its inception in 1993 and as Vice Chairman of the Board since March 1999. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus's President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus.
From May 1992 to October 1996, Mr. Brandstrom served as President of Columbia Pacific Group, Inc. and Columbia Pacific Management, Inc., both of which companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of
Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of table wines.

     Patrick Carter (age 54) has served as a director of Emeritus since November 1995. From November 1985 until April 1999, Mr. Carter was Chief Executive Officer and Managing Director of Westminster Health Care Holdings, Plc., a publicly held operator of skilled-nursing facilities in the United Kingdom.

     Charles P. Durkin, Jr. (age 63) has served as a director of Emeritus since December 30, 1999. Mr. Durkin is one of the founders of Saratoga Partners, a private equity investment firm. Since Saratoga's formation as an independent entity in September 1998, he has been a Managing Director of Saratoga Management Company LLC, the manager of the Saratoga Partners funds. Prior to that, from September 1997, he was a Managing Director of SBC Warburg Dillon Read, Inc., the successor entity to Dillon, Read & Co., where Mr. Durkin started his investment banking career in 1966 and became a Managing Director in 1974.

     David T. Hamamoto (age 42) has served as a director of Emeritus since November 1997. Mr. Hamamoto is a member of NorthStar Capital Partners LLC, a real estate fund that he founded in July 1997. Between 1983 and July 1997, Mr. Hamamoto was employed by Goldman Sachs, most recently as co-founder and co-head of the Real Estate Principal Investment Area of the Whitehall Funds. Mr. Hamamoto is also Co-Chairman, Co-Chief Executive Officer and Co-President of NorthStar Capital Investment Corporation, a private investment firm.

     Motoharu Iue (age 65) has served as a director of Emeritus since April 1995. Mr. Iue served as Chairman of the Board of Sanyo North America Corporation ("Sanyo NA"), a consumer electronics company, and President of Three Oceans, Inc. ("Three Oceans") from October 1996 until March 1999. Mr. Iue served as President of Sanyo NA and as Chairman of the Board of Three Oceans from 1992 until March 1999, and also served as Chief Executive Officer of both of these companies. He has been a director of Sanyo NA since 1977 and currently serves on the board of both Sanyo Electric Co., Ltd. and Three Oceans. Three Oceans, Inc. is a 3.8% shareholder of Emeritus.

     David W. Niemiec (age 52) has served as a director of Emeritus since December 30, 1999. From September 1998 to October 2001, Mr. Niemiec was a Managing Director of Saratoga Management Company LLC, the manager of a group of private equity investment funds operated under the name of Saratoga Partners. Currently, he acts as an advisor to the group. Prior to joining the Saratoga group, he worked at the investment banking firm of Dillon, Read & Co. beginning in 1974 and served as Vice Chairman from 1991 through September 1997, when the firm was acquired by Swiss Bank Corporation. From September 1997 to February 1998, he was Managing Director of the successor firm, SBC Warburg Dillon Read, Inc.

     Our  executive  officers  were  described  under  Item  4 of the Form 10-K.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Officers and directors of the Company and persons who own more than ten percent of the Company's stock are required to report to the Securities and Exchange Commission their ownership and changes in ownership of the Company's stock. Regulations of the Commission require us to disclose to our shareholders those filings that were not made on time. Based solely on our review of copies of the reports received by us, or written representations received from reporting persons that no such forms were required for those persons, we believe that, during fiscal year 2001, our officers and directors complied with all applicable filing requirements, with the exception of one Form 4 Statement of Changes in Beneficial Ownership that was inadvertently filed late by Patrick Carter.


                  [Remainder of page intentionally left blank.]

ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

SUMMARY  COMPENSATION  TABLE

     The following table presents certain information with respect to compensation we paid in the fiscal years ended December 31, 1999, 2000, and 2001, to our Chief Executive Officer and to our other four most highly compensated officers as of December 31, 2001:

                           SUMMARY COMPENSATION TABLE


                                                                                          Long-Term
                                                                                         Compensation
                                                    Annual Compensation                     Awards
                                                   --------------------                    ---------
                                                                                          Securities
                                                                          Other Annual    Underlying      All Other
                                                                 Bonus    Compensation      Options     Compensation
Name and Principal Position       Year        Salary($)         ($)(1)       ($)(2)        (#)(3)(4)         ($)
-------------------------------  ------  ------------------    ---------  -------------  -------------  -------------
Daniel R. Baty                    2001                -              -              -         244,000               -
     Chairman and Chief           2000                -              -              -               -               -
     Executive Officer            1999                -              -          1,560               -               -

Raymond R. Brandstrom             2001          185,000         15,000          8,420         162,000               -
     Vice President of Finance,   2000          149,747              -          6,098               -               -
     Chief Financial Officer      1999           92,643              -            618               -               -

Gary S. Becker                    2001          175,000         15,000          7,124          63,500               -
     Senior Vice President,       2000          164,664         15,000          6,000               -               -
     Operations                   1999          134,846         15,000          5,750               -               -

Suzette McCanless                 2001          175,000         10,000          6,824          63,500               -
     Vice President, Operations   2000          165,816         10,000          6,000               -               -
     - Eastern Division           1999          134,929         10,000          6,000               -               -

Russell G. Kubik                  2001          162,000         10,000          6,824          54,000               -
     Vice President, Operations   2000          152,432         10,000          6,000               -               -
     - Central Division           1999          122,619         15,000              -               -               -


(1) Represents amounts earned for the respective calendar year under the Company's corporate incentive plan which are paid in the first quarter of the following year.

(2) Consists of amounts paid for parking fees, health club memberships, health insurance, and cellular telephone expense.

(3) In May 2001, Messrs. Baty, Brandstrom, Becker and Kubik and Ms. McCanless accepted the Company's offer to exchange their outstanding stock options for options granted on December 10, 2001, to purchase an equivalent number of shares at an exercise price equal to $2.11. As a result of this exchange, the options listed in prior years were cancelled. The new options will vest and become exercisable 2 1/2 years from the date of grant under the following schedule: 1/3 will vest six months after the date of grant, 1/3 will vest 18 months after the date of grant and 1/3 will vest 30 months after the date of grant. (See "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION--Stock Options.")

(4) Mr. Baty is not a full time employee of Emeritus and is not currently paid a salary by us.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

     The Compensation Committee did not grant options to the executive officers during the fiscal year ended December 31, 2001.

FISCAL  YEAR-END  OPTION  VALUES

     None of the following executive officers exercised options during the fiscal year ended December 31, 2001. The following table presents certain information regarding options held as of December 31, 2001, by each of the following executive officers:


                                    FISCAL YEAR-END OPTION VALUES


                                 NUMBER OF SECURITIES
                                UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                     OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                 DECEMBER 31, 2001 (#)       DECEMBER 31, 2001 ($)(1)
NAME                       EXERCISABLE     UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
Daniel R. Baty. . . .           -             244,000            -             -
Raymond R. Brandstrom           -             162,000            -             -
Gary S. Becker. . . .           -              63,500            -             -
Suzette McCanless . .           -              63,500            -             -
Russell Kubik . . . .           -              54,000            -             -




__________________
(1) In May 2001, Messrs. Baty, Brandstrom, Becker and Kubik and Ms. McCanless accepted the Company's offer to exchange their outstanding stock options for options granted on December 10, 2001, to purchase an equivalent number of shares at an exercise price of $2.11. As a result of this exchange, the options listed in prior years were cancelled. The new options will vest and become exercisable 2 1/2 years from the date of grant under the following schedule: 1/3 will vest six months after the date of grant, 1/3 will vest 18 months after the date of grant and 1/3 will vest 30 months after the date of grant. (See "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION--Stock Options.")

(2) None of the options to purchase an aggregate of 587,000 shares held on a combined basis by the executive officers named above were in-the-money at the fiscal year-end based on the $2.11 closing price of the common stock on the American Stock Exchange on December 31, 2001, the last day of active trading for the year 2001.

OPTION  EXCHANGE  PROGRAM

     The following table provides information on the exchange of options held by the following executive officers during 2001.




                                            Market
                              Number of    Price of   Exercise
                              Securities   Stock at   Price at                   Length of Original
                              Underlying    Time of    Time of   New Exercise       Option Term
                               Options     Exchange   Exchange       Price      Remaining at Date of
Name                 Date    Exchanged(#)  ($/Share)  ($/Share)  ($/Share)(1)         Exchange
-----------------  --------  ------------  ---------  ---------  -------------  --------------------
Dan Baty. . . . .  6/7/2001        40,000       1.85       7.25          2.11       1 year, 202 days
                   6/7/2001       164,000       1.85      9.813          2.11      2 years, 194 days
                   6/7/2001        40,000       1.85      9.625          2.11      2 years, 201 days

Ray Brandstrom. .  6/7/2001       142,000       1.85      9.813          2.11      2 years, 194 days
                   6/7/2001        20,000       1.85      9.625          2.11      2 years, 201 days

Gary Becker . . .  6/7/2001        20,000       1.85       7.25          2.11       1 year, 202 days
                   6/7/2001        28,500       1.85      9.813          2.11      2 years, 194 days
                   6/7/2001        15,000       1.85      9.625          2.11      2 years, 201 days

Suzette McCanless  6/7/2001        20,000       1.85       7.25          2.11       1 year, 202 days
                   6/7/2001        28,500       1.85      9.813          2.11      2 years, 194 days
                   6/7/2001        15,000       1.85      9.625          2.11      2 years, 201 days

Russell Kubik . .  6/7/2001        20,000       1.85       7.25          2.11       1 year, 202 days
                   6/7/2001        19,000       1.85      9.813          2.11      2 years, 194 days
                   6/7/2001        15,000       1.85      9.625          2.11      2 years, 201 days

(1) In May 2001, Messrs. Baty, Brandstrom, Becker and Kubik and Ms. McCanless accepted the Company's offer to exchange their outstanding stock options for options granted on December 10, 2001, to purchase an equivalent number of shares at an exercise price of $2.11. As a result of this exchange, the options listed in prior years were cancelled. The new options will vest and become exercisable 2 1/2 years from the date of grant under the following schedule: 1/3 will vest six months after the date of grant, 1/3 will vest 18 months after the date of grant and 1/3 will vest 30 months after the date of grant. (See "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION--Stock Options.")

COMPENSATION  COMMITTEE  REPORT  ON  EXECUTIVE  COMPENSATION

     The compensation committee of the Board consists of two nonemployee directors and our Vice President of Finance. The committee is responsible for establishing and administering our executive compensation programs. Our objective is to pay competitively in order to attract quality executive personnel who best meet our needs, retain and motivate these executives to achieve superior performances, link individual compensation to individual and company performance, and align executives' financial interests with those of our shareholders.

     Executive compensation generally consists of three components: base salary, cash bonuses, and long-term incentive awards. The committee has established each executive's compensation package by considering (a) the salaries of executive officers in similar positions in companies in the same industry as Emeritus and in related industries, (b) the experience and contribution levels of the individual executive officer and (c) our financial performance. Companies used as a reference for considering compensation levels include some, but not all, of the companies constituting the peer group in our stock performance graph. The committee also relies upon the recommendations of the Chief Executive Officer in matters related to the individual performance of the other executive officers because the committee believes that the Chief Executive Officer is the most qualified to make this assessment. Base salaries for executive officers generally are designed to be less than those paid by competitors in the assisted living industry. These lower base salaries are combined with stock option grants so that a significant portion of the executives' pay is tied to performance of our stock.

     Base Salaries.  In 2001, base salaries were established as described above.

     Stock Options. We grant stock options to provide a long-term incentive opportunity that is directly linked to shareholder value. Options are granted with an exercise price equal to the market value of the common stock on the date of grant and become exercisable in 33 1/3 % annual increments beginning one year after the date of grant. To encourage stock retention, all options are granted as incentive stock options to the maximum extent possible under the Internal Revenue Code. In 2001, no new stock options were granted to employees.

     In May 2001, Emeritus offered an exchange of employee stock options under the Emeritus Amended and Restated 1995 Stock Incentive Plan (the "Stock Incentive Plan"). Employees were given the opportunity to tender either all or none of their options in exchange for the same number of new options to be granted under the Stock Incentive Plan. Approximately 99 % of the shares underlying the eligible options were tendered and accepted for exchange, including all the options held by executive officers. The new options were granted on December 10, 2001. The new options have an exercise price of $2.11 per share and will vest 2 1/2 years from the date of grant according to the following schedule: 33 1/3% will vest on June 10, 2002, 33 1/3% will vest on June 10, 2003, and 33 1/3% will vest on June 10, 2004. In all other respects, the terms of the new options are identical to the terms of the tendered options.

     The Committee approved the exchange offer because it believes that providing employees, including executive officers, with the benefit of owning options that increase in value over time fosters employee loyalty and creates performance incentives that, in turn, maximize shareholder value. Because the outstanding options under the Stock Incentive Plan had exercise prices significantly higher than the then current market price of Emeritus common stock, the Committee found that an exchange offer was an appropriate mechanism to retain employees and advance the Committee's goal of increasing shareholder value.

     Annual Incentives. To date, the committee has not established a regular annual incentive or bonus plan for executive officers. Four of our named executives were awarded cash bonuses for fiscal year 2001 based on the committee's assessment of their individual performances in 2001.

     Our Chief Executive Officer, Mr. Baty, a founder of Emeritus, has a significant equity position. As of April 15, 2002 Mr. Baty owned shares (directly and indirectly) and exercisable options representing approximately 41% of our common stock. Because of his significant equity stake in Emeritus, Mr. Baty receives no base salary or bonus. This compensation pattern was established prior to our initial public offering and the committee has continued it, recognizing that the principal compensation of Mr. Baty will be the inherent value of his equity stake.

     Section 162(m) of the Internal Revenue Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported in our proxy statement. Certain performance-based compensation that has been approved by shareholders is not subject to the deduction limit. Our stock option plans are structured to qualify options as performance-based compensation under Section 162(m). For 2002, the committee does not expect that there will be any nondeductible compensation.


                                          Compensation  Committee

                                          Patrick  Carter  (Chairman)
                                          David  W.  Niemiec
                                          Raymond  R.  Brandstrom

DIRECTOR  COMPENSATION

     We currently pay our nonemployee directors $500 for each board meeting or committee meeting they attend and reimburse them for all reasonable expenses incurred in connection with their attendance. In September 1995, we established the Stock Option Plan for Nonemployee Directors. Under the plan, nonemployee directors receive options to purchase 2,500 shares of our common stock at the time of their initial election or appointment. In addition, each nonemployee director automatically receives an option to purchase 2,000 shares of our common stock immediately following each year's annual meeting of shareholders. All options granted under the plan fully vest on the date of the annual shareholders meeting that follows the date of grant, and expire 10 years after the date of grant. The exercise price for these options is the fair market value of our common stock on the grant date.


                             STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total return on shares of our common stock with the cumulative total return of the AMEX Market Value Index and a peer group selected by us for the period beginning on December 31, 1996, the end of the fiscal year following our first day of trading for our common stock, and ending on December 31, 2001, the end of our last fiscal year.

                  COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*
              AMONG EMERITUS ASSISTED LIVING, THE AMEX MARKET VALUE
                             INDEX AND A PEER GROUP

                            [STOCK PERFORMANCE GRAPH]

*  $100  INVESTED  ON  12/31/96  IN  STOCK  OR  INDEX--INCLUDING
REINVESTMENT  OF  DIVIDENDS.  FISCAL  YEAR  ENDING  DECEMBER  31.


                   Emeritus Corporation  Peer Group  AMEX Market
December 31, 1996                   100         100          100
December 31, 1997                 94.44      164.01       120.33
December 31, 1998                 78.24      177.63       118.69
December 31, 1999                 48.15       52.49       147.98
December 31, 2000                 10.65       52.43       146.16
December 31, 2001                 15.63       59.88       139.43

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

     The new peer group consists of the following five companies: Alterra Healthcare Corporation, formerly denoted as Alternative Living Services, Inc.; American Retirement Corporation; ARV Assisted Living, Inc.; Capital Senior Living; and Sunrise Assisted Living, Inc. Assisted Living Concepts is no longer included in our peer group as they have filed for bankruptcy and reorganized in 2001.

CHANGE  OF  CONTROL  ARRANGEMENTS

     Option Plan. In the event of (a) the merger or consolidation of Emeritus in which it is not the surviving corporation or pursuant to which shares of common stock are converted into cash, securities, or other property (other than a merger in which holders of common stock immediately before the merger have the same proportionate ownership of the capital stock of the surviving corporation immediately after the merger); (b) the sale, lease, exchange, or other transfer of all or substantially all of our assets (other than a transfer to a majority-owned subsidiary); or (c) the approval by the holders of common stock of any plan or proposal for our liquidation or dissolution, each outstanding option under our stock option plan will automatically accelerate so that it will become 100% vested and exercisable immediately before such transaction, except to the extent that options are assumed by the successor corporation. The vesting of such assumed options accelerates at the time an optionee's employment is terminated by us for reasons other than "cause" or by the optionee for "good reason" following a change of control.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth as of April 15, 2002, certain information with respect to the beneficial ownership of our common stock, and our subordinated convertible debentures and preferred stock (on an as-converted basis) by:

*     each  person  that  we  know  owns  more  than  5%  of  the  common stock,

*     each  of  our  directors,

*     each  current  officer  named  in  the  compensation  tables;  and

*     all  directors  and  executive  officers  as  a  group.


     Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of stock subject to options, convertible debentures or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options, convertible debentures or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names. Unless otherwise indicated, the following officers, directors and shareholders can be reached at the principal offices of Emeritus.

     The table presents the beneficial ownership of the subordinated convertible debentures as converted into common stock. In addition, the table presents the beneficial ownership of the preferred stock as converted into common stock. Northstar Capital Partners LLC owns 100% of the outstanding Series A preferred stock, and Saratoga Partners IV, L.P. and its affiliate own 100% of the outstanding Series B preferred stock.



                                                     SHARES OF EMERITUS
                                                        COMMON STOCK


                                          AMOUNT AND NATURE OF
NAME AND ADDRESS                          BENEFICIAL OWNERSHIP   PERCENT OF CLASS

Daniel R. Baty(1)(2)
c/o Emeritus Corporation . . . . . . . .             4,428,394              40.85%
3131 Elliott Avenue, Suite 500
Seattle, WA  98121

Raymond R. Brandstrom(3) . . . . . . . .               411,575               4.01%

Gary S. Becker(4). . . . . . . . . . . .                34,008                  *

Suzette McCanless(4) . . . . . . . . . .                25,223                  *

Russell G. Kubik(5). . . . . . . . . . .                18,000                  *

Motoharu Iue(6)(7) . . . . . . . . . . .               395,500               3.87%

Patrick Carter(7). . . . . . . . . . . .                10,500                  *

David Hamamoto(8)(9) . . . . . . . . . .             1,382,126               6.39%

David W. Niemiec (10). . . . . . . . . .                 1,344                  *

Charles P. Durkin, Jr. (11). . . . . . .             5,471,247              34.91%

Sirach Capital Management(12). . . . . .               701,000               6.87%
3323 One Union Square
600 University Street
Seattle, WA 98101

B.F., Limited Partnership(13). . . . . .             3,514,149              32.67%
3131 Elliott Avenue, Suite 500
Seattle, WA  98121

Northstar Capital Partners LLC (9) . . .             1,373,626               6.31%
299 Park Avenue, 33rd Floor
New York, New York 10022

Saratoga Partners IV, L.P. (14). . . . .             5,466,747              34.89%
535 Madison Avenue
New York, NY  10022

All directors and executive officers as
a group (12persons)(1)(6)(9)(14)(15)                11,538,715              67.12%

*     Less  than  1%.

_________________________________________________

(1) Includes 832,911 shares held directly and 2,955,950 shares held by B.F., Limited Partnership, of which Columbia Pacific, a company wholly-owned by Mr. Baty, is the general partner and of which Mr. Baty is a limited partner. In addition, this figure represents approximately 383,199 shares of Common Stock into which certain subordinated debentures held by Columbia Select, L.P., are convertible, and approximately 175,000 shares of Common Stock into which certain subordinated debentures held by Catalina General, L.P., are convertible. B.F., Limited Partnership is the general partner of both such limited partnerships.

(2) Includes options exercisable within 60 days for the purchase of 81,333 shares.

(3) Includes options exercisable within 60 days for the purchase of 54,000 shares.

(4) Includes options exercisable within 60 days for the purchase of 21,166 shares.

(5) Represents options exercisable within 60 days for the purchase of these shares.

(6) Includes 385,000 shares held by Three Oceans, Inc. a U.S. affiliate of Sanyo, a publicly traded Japanese company. Mr. Iue is a former executive and current director of U.S. affiliates of Sanyo. Mr. Iue disclaims beneficial ownership of shares of Common Stock held by Three Oceans.

(7) Includes options exercisable within 60 days for the purchase of 10,500 shares.

(8) Includes options exercisable within 60 days for the purchase of 8,500 shares.

(9) The 1,373,626 shares are convertible Series A preferred stock held by Northstar Capital Partners LLC, of which Mr. Hamamoto is a principal. (See "CERTAIN TRANSACTIONS-Northstar Transaction.") Northstar Capital Partners LLC owns 100% of the Series A preferred stock. The Series A preferred stock currently votes with both the Series B preferred stock and the common stock, and is entitled to 687,500 votes. This represents approximately 6.3% of the voting power of currently outstanding Emeritus common and preferred stock.

(10) Includes 1,344 shares of Common Stock into which certain subordinated debentures held by Mr. Niemiec are convertible, and options exercisable within 60 days for the purchase of 4,500 shares. Mr. Niemiec, a former principal of Saratoga Partners and its affiliates (See "CERTAIN TRANSACTIONS - Saratoga Transactions."), currently serves as an advisor to Saratoga Partners, and is deemed to have no voting or dispositive powers over the Series B preferred stock and subordinated debentures currently held by Saratoga Partners and its affiliates.

(11) Includes 4,239,474 shares issuable upon conversion of Series B preferred stock currently held by Saratoga Partners and its affiliates, of which Mr. Durkin is a principal. (See "CERTAIN TRANSACTIONS - Saratoga Transactions.") Saratoga Partners and its affiliates own 100% of the outstanding Series B preferred stock, which includes 84,348 shares (as-converted) that represent dividends paid on the Series B preferred stock to date. The Series B preferred stock currently votes with both the Series A preferred stock and the common stock on an as-converted basis, which represents approximately 28% of the voting power of the currently outstanding Emeritus common and preferred stock.

     Also includes the following: (i) options exercisable within 60 days for the purchase of 4,500 shares; (ii) warrants held by Saratoga Partners and its affiliates currently exercisable to purchase 1,000,000 shares; (iii) 3,055 shares of Common Stock into which certain subordinated debentures held by Mr. Durkin are convertible; and (iv) 224,218 shares of Common Stock into which certain subordinated debentures held by affiliates of Saratoga Partners are convertible.

(12) Sirach Capital Management may be deemed to have voting and dispositive power over the shares, based upon publicly available information reported as of December 31, 1998, on Schedule 13-G.

(13) B.F., Limited Partnership may be deemed to have voting and dispositive power over some of these shares, based upon publicly available information as reported as of April 10, 2002, on Schedule 13-D. Of these shares, 2,955,950 are held of record by B.F., Limited Partnership, 383,199 are held of record by Columbia Select, L.P., and 175,000 are held of record by Catalina General, L.P. The shares held by Columbia Select, L.P. and Catalina General, L.P. represent the number of common shares into which certain subordinated debentures are convertible. B.F., Limited Partnership is the general partner of both such limited partnerships.

(14) Represents 1,000,000 common shares that are issuable upon exercise of warrants, 227,273 common shares into which certain subordinated debentures are convertible, and 4,239,474 shares that are issuable upon conversion of Series B preferred stock. The Series B preferred stock currently votes with both the Series A preferred stock and the common stock on an as-converted basis.

(15) Includes options exercisable within 60 days for the purchase of 247,497 shares.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

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

     Of the $168.0 million purchase price for the Emeritrust I communities, $138.0 million was financed through a three-year first mortgage loan with an independent third party and $30.0 million was financed through subordinated debt and equity investments from an investor group. A group led by Holiday Retirement Corporation, of which Mr. Baty is the Chairman and a principal shareholder, provided approximately $5.1 million of the equity. This group included Holiday as to a 40% interest and Columbia Pacific Master Fund '98 as to a 32% interest, with the remaining 28% interest being held by individual third party investors. Columbia Pacific Master Fund is a limited partnership of which Mr. Baty's family partnership is the general partner and shares in 40% of income and gains after the limited partners of Columbia Pacific Master Fund receive a return on their investment plus a preferred return.

     Of the $124.2 million purchase price for the Emeritrust II Operating communities and Emeritrust II Development communities, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from another investor group. A group led by Holiday provided approximately $4.9 million of the equity. This group included Holiday as to a 40% interest and C.P. '99 Pool G.P. as to a 32% interest, with the remaining 28% interest being held by individual third party interests. C.P. '99 Pool is a general partnership, which is comprised of two 50% limited partnerships, the first of which includes Mr. Baty's family partnership as its 40% general partner and the other includes Mr. Baty's family partnership as its 20% general partner.

     The investor groups retained us to manage all of the communities through December 31, 2001, and granted us options to purchase the communities during this period. During 2000, the Emeritrust I communities failed to comply with covenants under the $138.0 million mortgage loan and in 2001 it became clear that we would not be able to purchase the communities under the options. As a result, in January 2002, the mortgage loans were restructured and the management agreements and options to purchase were extended to June 30, 2003 (to December 31, 2003, in the case of the five Emeritrust II Development communities). The discussion below reflects the terms of these arrangements as modified.

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

     Under the management agreements, we are obligated to reimburse the investor groups for cumulative cash operating losses greater than $4.5 million in the case of the Emeritrust I communities and $500,000 in the case of each of the five Emeritrust II Development communities. Since these thresholds have been exceeded, we are currently responsible for most cash operating losses generated by these communities if they occur. There is no such funding arrangement with respect to the Emeritrust II Operating communities. Our funding obligations for the Emeritrust I communities have been $1.3 million, $4.9 million and $1.9 million for 2001, 2000, and 1999, respectively. Our funding obligations for the Emeritrust II Development communities have been $310,000 and $1.6 million in 2001 and 2000, respectively.

     Although the amounts of our funding obligation each year include management fees earned by us under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent that we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our financial statements under the category "Other, net." Conversely, if the applicable management fees exceed our funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our consolidated financial statements. Management fees earned for the Emeritrust I communities have been $4.0 million, $2.1 million, and $1.9 million in 2001, 2000, and 1999, respectively, of which $2.8 million have been recognized in 2001. Management fees earned for the Emeritrust II Development communities have been $766,000 and $360,000, of which $673,000 and $174,000 have been recognized in 2001 and 2000, respectively. Management fees earned for the Emeritrust II Operating communities have been $1.9 million earned and recognized in both 2001 and 2000.

     We have an option to purchase 43 of the 46 Emeritrust communities and a right of first refusal with respect to the remaining three communities, both of which expire June 30, 2003 (December 31, 2003, in the case of the five Emeritrust II Development communities). The option must be exercised with respect to all communities or may not be exercised at all. If investor groups require Mr. Baty to purchase certain of the communities, upon the conditions described below, we have the right to exercise our option within 60 days of receiving notice of this action. The option price for the 43 Emeritrust communities is equal to the original cost of the communities of approximately $292 million, plus an amount that would provide the investor groups with an 18% rate of return, compounded annually, on their original investment of $54.6 million (less any cash distributions received). In connection with the exercise of the option, we are also obligated to pay certain costs and fees.

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

     During 2001 the mortgage financing for the Emeritrust communities was restructured and extended to June 30, 2003 (December 31, 2003, in the case of the Emeritrust II Development communities). In connection with these transactions, our management and option arrangements with the investor groups were extended to be coterminous with the financing, subject in the case of the Emeritrust I communities to certain performance-based rights of the investor group to terminate the agreement early. Before these extensions, the arrangements for the Emeritus I communities operated separately from the arrangements for the Emeritrust II Operating and Development communities; the extensions included cross-default provisions under certain circumstances. In addition, the options to purchase the communities, which before the extensions could be exercised separately as to the Emeritrust I communities as a group and the Emeritrust II Operating and Development communities as a group, must now be exercised together, as described above. During the extension periods, the management fees for the Emeritrust I communities were revised as indicated above. Mortgage restructuring fees and expenses of approximately $703,000 paid in 2001 related to the Emeritrust I communities were funded by Mr. Baty, subject to reimbursement by us as to 25% out of 50% of related management fees and an additional 50% if we exercise our options to purchase the Emeritrust communities. Mortgage extension fees and expenses of approximately $341,000 paid in 2001 and 2002 related to the Emeritrust I communities are payable out of related cash flow after payment of our base management fee.

     As a part of the mortgage restructuring related to the Emeritrust I communities, Mr. Baty agreed to fund a partial repayment of the mortgage debt of $1.25 million during the first quarter of 2001, with additional $250,000 reductions each quarter thereafter, and agreed to pledge additional collateral to secure his obligation to purchase the communities under the circumstances described above. Before the extension of these agreements, the investor groups could require Mr. Baty to purchase between six and eight of the Emeritrust I communities and between four and six of the Emeritrust II Operating and Development communities; after extension, the investor group can require him to purchase between 10 and 12 of all Emeritrust communities.

BATY  TRANSACTIONS

     Columbia House is a Washington limited partnership in which Mr. Baty indirectly controls the general partner and holds an indirect 60% interest. It develops, owns and leases low-income senior housing projects. We currently manage 10 communities owned by Columbia House. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues, payable monthly for management agreements and fixed fees payable monthly for administrative agreements, as well as bonuses. We earned fees of $915,000 in 2001 under these agreements. Columbia House owed us $139,000 as of December 31, 2001, representing advances made to various Columbia House communities and outstanding management and administrative fees. These advances bear interest at LIBOR plus 3%.

     In April 1998, we assigned our economic interest in a 172-unit assisted living community located in Fairfield, California, to a limited liability company for $2.8 million in cash. Our economic interest consisted of a 67% interest in the profits, losses, and distributions of an operating limited liability company that owns and operates the community, the right to receive payments of principal and interest under a $2.4 million promissory note evidencing a loan by us to the operating company, and the obligation to make additional capital contributions under the agreement establishing the operating company. The limited liability company to which we assigned our economic interest is comprised of a third party investor as to a 25% interest and three investor pools with interests of 14.1%, 35.9% and 25%. Mr. Baty's family partnership is the 18.75% general partner in the first two pools and the third pool includes Mr. Baty individually as its 18.75% general partner. We continue to manage the operations of the community pursuant to a management agreement and to manage the affairs of the operating limited liability company. We receive fees for these management activities equal to 5% of gross revenues of the community. In January 2000, we repurchased 25% of our original interest in the community (16.7% of the operating limited liability company) for a total of $791,000. In 2001, we entered into an agreement with the related party investor to offset against interest payable any amounts that we had previously funded or will fund the assisted living community on their behalf. This agreement allowed for recognition of a note receivable in the amount of approximately $477,000 that had previously been fully reserved. In December 2001, we acquired an additional 16.7% interest in the community from a third party minority owner for a purchase price of $250,000 plus the assumption of $77,000 of debt. The purchase was paid with cash and notes payable due in certain terms ranging from 30 days through January 31, 2005. As of December 31, 2001, our effective economic interest in the community was 33.3% in the profits, losses, and distributions. During 2001, we received $204,000 in management fees. At December 31, 2001, the limited liability company operating the community owed us $489,000, representing funds advanced as working capital. These advances bear interest at LIBOR plus 3%.

     In June 1998, we sold a 295-unit independent and assisted living facility located in Texas to a partnership consisting of Columbia Pacific Master Fund, as to a 99% interest and to Mr. Baty personally, as to a 1% limited partnership interest. The purchase price for the facility was $6.8 million plus the assumption of a first mortgage of $14.8 million, which was guaranteed by Mr. Baty in connection with the transaction, and a release of Emeritus from the mortgage obligations. The purchase price was paid as follows:

*  cash  in  the  amount  of  $4.5  million;

* a promissory note in the amount of $1.5 million, of which $1.0 million was repaid in 1999, bearing interest at 9% per annum and maturing in 10 years; and

*  an  $800,000 promissory note bearing interest at 9% per annum, due on demand.

     In addition, in 1999, we loaned the partnership $450,000 for certain repairs, which is evidenced by a promissory note bearing interest at 9% per annum. We and the partnership have entered into a management agreement for a five-year term, with automatic two-year extensions, with management fees of 6% of gross revenue or $10,000 per month, whichever is greater. We have the right of first refusal in the event of the sale of the facility. For 2001, we received $286,000 in management fees. As of December 31, 2001, advances for working capital to the partnership by us were repaid in full. The balance of the purchase notes of $500,000 and $800,000, and the repair note of $450,000, with accrued interest of $569,000, remained outstanding as of December 31, 2001, and continue to remain outstanding.

     In June 1998, we sold a 30% general partnership interest in Cooper George Partners Limited Partnership, a limited partnership in which we formerly held a 50% general partnership interest, to Columbia Pacific Master Fund. Concurrently, Columbia Pacific Master Fund purchased a 19% limited partnership interest from an independent investor who formerly held a 50% limited partnership interest. Our remaining 20% interest was converted to a limited partnership interest. Cooper George Partners owns a 141-unit assisted living community in Washington. The purchase price for the partnership interest was $1.1 million payable in cash. In connection with the purchase, the partnership agreement was modified to provide that profits, losses, and distributions would be shared 80% by Columbia Pacific Master Fund and 20% by us. Also in connection with the transaction, the facility was refinanced through a $9.7 million first mortgage loan from Deutsche Bank, guaranteed by Mr. Baty, and we received a distribution of $580,000 consisting of 20% of the net proceeds of $2.9 million resulting from the refinancing. We and Cooper George Partners have entered into a management agreement for a five-year term, with automatic two-year extensions, with management fees of 6% of gross revenue or $10,000 per month, whichever is greater. We have the right of first refusal in the event of the sale of the facility. For 2001, we earned $170,000 in management fees. At December 31, 2001, Cooper George Partners owed us $8,000, representing advances for working capital. These advances bear interest at LIBOR plus 3%.

     During 1999, we began to provide management services to four joint ventures that opened new assisted living communities. Our management agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues, payable monthly. Entities controlled by Mr. Baty held interests in the joint ventures ranging from 50% to 62%. During 2001, we earned management fees of $463,000 under these management agreements. At December 31, 2001, the joint ventures owed us, collectively, $137,000, representing advances for working capital. These advances bear interest at LIBOR plus 3%.

     During 2000, we began to provide management services to four newly acquired assisted living communities owned by Mr. Baty, and continued management services on one other community. These management agreements have terms ranging from two to five years, with renewal options, and provide management fees ranging from a flat fee of $5,000 per month up to either 6% or 7% of gross operating revenues, payable monthly, depending on the financial performance of the communities. In 2001, we earned management fees of $1.0 million under these management agreements. At December 31, 2001, the communities owed us collectively $92,000, representing advances for working capital. These advances bear interest at LIBOR plus 3%.

     On March 22, 2001, we entered into an agreement with Mr. Baty, which governs the repayment of amounts owed by the foregoing entities in which Mr. Baty has a financial or other interest. Such amounts are to be repaid as soon as possible except for the term notes, which are to be paid in accordance with their terms. Mr. Baty has guaranteed the repayment and a portion of the outstanding balances are secured by a pledge of the membership interest of a limited liability company that owns an assisted living facility. The agreement also establishes future operating, accounting, and payment procedures, including interest on average outstanding balances at LIBOR plus 3%. Under the agreement, the related entities paid $3.0 million of the outstanding balances on March 27, 2001. As of December 31, 2001, the aggregate of such outstanding balances
(excluding  the  notes)  was  $1.7  million.

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

     The holders of the Series B Stock are entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Stock. From issuance to January 1, 2004, the dividend rate will be 6% of the stated value of $1,000, of which 2% is payable in cash and 4% is payable in Series B Stock at the rate of one share of Series B Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate will be 7%, of which 3% is payable in cash and 4% is payable in Series B Stock. Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the cash dividend rate will increase to 7% ("arrearage rate"), until the unpaid cash dividends have been fully paid or until January 1, 2007, whichever first occurs. Beginning January 10, 2003, Emeritus can redeem all of the Series B Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days. In 2001, we accrued $2.4 million in cash dividends at the higher arrearage rate, and $1.3 million equivalent to 1,268 shares of Series B Stock as in-kind dividends, none of which were paid or issued in 2001. Accordingly, we had a cumulative commitment to issue 1,883 shares of Series B Stock at December 31, 2001.

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

     Under the Designation of Shareholder Rights, included in the shareholders' agreement, whenever the cash dividends have not been paid for six consecutive quarters, Saratoga may designate one director in addition to the other directors that it is entitled to designate under the shareholders' agreement. As of January 1, 2002, Saratoga became entitled to designate an additional director under this arrangement.

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

     Pursuant to a shareholders' agreement entered into in connection with this investment, Emeritus and Mr. Baty are required to take all necessary action to:

*  elect  one  director  selected  by  NorthStar;

* if NorthStar invests an additional $25 million in Emeritus, elect a second additional director selected by NorthStar; and

* if the size of our board increases, elect additional directors so that NorthStar's representation shall not be less than one-seventh of the entire board.

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

     In January 2000, we paid NorthStar $2,250,000 and in April 2000, paid an additional $350,000, which represented all dividends in arrears from 1999. For the year 2000, we paid two quarters' of dividends that totaled $1.1 million. Additionally, there are accumulated dividends for two quarterly payments of $1.4 million, accrued at the accelerated default rate of 11%. For the year 2001, the Company accumulated dividends aggregating $2.7 million at the arrearage dividend rate of 11%.

     Under the Designation of Shareholder Rights, included in the shareholders' agreement, whenever the cash dividends have not been paid for six consecutive quarters, NorthStar may designate one director in addition to the other directors that it is entitled to designate under the shareholders' agreement.
As of January 1, 2002, NorthStar became entitled to designate an additional director under this arrangement.

OTHER  TRANSACTIONS

     During 1995, Messrs. Baty and Brandstrom formed Painted Post Partners, a New York general partnership, to facilitate the operation of assisted living communities in the state of New York, a state which generally requires that natural persons be designated as the licensed operators of assisted living communities. We have entered into administrative services agreements with the partnership for the term of the underlying leases. The administrative services agreements provide for fees that would equal or exceed the profit of a community operated efficiently at full occupancy and, unless reset by agreement of the parties, will increase automatically on an annual basis in accordance with changes in the Consumer Price Index. In addition, we have agreed to indemnify the partners against losses and, in exchange, the partners have agreed to assign any profits to us. As part of their general noncompetition agreements with us, each of Messrs. Baty and Brandstrom has agreed that, in the event he ceases to be a senior executive of Emeritus, he will transfer his interest in the partnership for a nominal charge to his successor at Emeritus or other person designated by us.

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

     In April 1998, we entered into a joint venture with Sanyo Electric Co. Ltd., of Osaka, Japan, with which Mr. Iue is affiliated, to provide assisted living services in Japan. The joint venture, Sanyo Emeritus Corporation, has been formed to provide a residential-based healthcare alternative for Japan's growing elderly population. Sanyo Emeritus was initially capitalized with (JPY) 50 million, or $384,000 (USD), with Emeritus and Sanyo each providing half the funds. The joint venture's first assisted living community in Japan was opened in December 1999. During 2001, we recognized approximately $20,000 of losses associated with our interest in Sanyo Emeritus in accordance with the joint venture agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     April  30,  2002
                                                            EMERITUS CORPORATION
                                                                    (Registrant)


                                                       /s/ Daniel R. Baty-------
                                                       -------------------------
               Daniel R. Baty, Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, this amendment to the report has been signed by the following persons in the capacities indicated below on April 30, 2002.


                                                              /s/ Daniel R. Baty
                                                       -------------------------
                               Chairman of the Board and Chief Executive Officer


                                                       /s/ Raymond R. Brandstrom
                                                       -------------------------
                               Raymond R. Brandstrom, Vice President of Finance,
                                                        Chief Financial Officer,
                                                  and Vice Chairman of the Board


                                                              /s/ Patrick Carter
                                                        Patrick Carter, Director


                                                           /s/ Charles P. Durkin
                                                           ---------------------
                                                     Charles P. Durkin, Director


                                                              /s/ David Hamamoto
                                                        David Hamamoto, Director


                                                                /s/ Motoharu Iue
                                                          Motoharu Iue, Director


                                                             /s/ David W. Niemic
                                                             -------------------
                                                       David W. Niemic, Director