Form 10-Q
period 2002-03-31
EMERITUS CORP\WA\
filed 2002-05-15
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                 For the quarterly period ended March 31, 2002.

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


As of April 30, 2002, there were 10,199,764 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                      EMERITUS CORPORATION

                                              INDEX


                                 Part I.  Financial Information



Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page No.
                                                                                        --------

         Condensed Consolidated Balance Sheets as of March 31, 2002, and
         December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         1

         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 2002 and 2001 . . . . . . . . . . . . . . . . . .        2

         Condensed Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . .        3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .      8


Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . .        17


                                 Part II.  Other Information

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17


         Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .      19


Note:  Items 1, 2, 3, 4, and 6 of Part II are omitted because they are not applicable.

                                              EMERITUS CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except share data)
                                                     ASSETS


                                                                                      March 31,    December 31,
                                                                                        2002           2001
                                                                                     -----------  --------------
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,661   $       9,811
 Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,504           1,376
 Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . .       1,652           1,172
 Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,244           2,859
 Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .       4,310           2,463
 Property held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,242           2,242
                                                                                     -----------  --------------
 Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,613          19,923
                                                                                     -----------  --------------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     109,248         131,200
Property held for development . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,040           1,040
Notes receivable from and investments in affiliates . . . . . . . . . . . . . . . .       3,798           3,675
Restricted deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,852           5,520
Lease acquisition costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,693           4,864
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,389           2,206
                                                                                     -----------  --------------
 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  148,633   $     168,428
                                                                                     ===========  ==============

                                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .  $   14,492   $       4,523
 Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,154           2,105
 Accrued employee compensation and benefits . . . . . . . . . . . . . . . . . . . .       4,450           3,301
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,007           2,861
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,102           1,415
  Accrued dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . .       9,102           7,429
 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,666           8,690
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,715           1,699
                                                                                     -----------  --------------
 Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,688          32,023
                                                                                     -----------  --------------
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . .     100,921         131,070
Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,000          32,000
Deferred gain on sale of communities. . . . . . . . . . . . . . . . . . . . . . . .      20,359          18,671
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,468           2,404
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         229             256
                                                                                     -----------  --------------
 Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     199,665         216,424
                                                                                     -----------  --------------
Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         949           1,145
Redeemable preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    30,609 and 30,609 at March 31,2002, and December 31, 2001, respectively
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,199,764 and 10,196,030 shares at March 31, 2002, and
    December 31, 2001, respectively . . . . . . . . . . . . . . . . . . . . . . . .           1               1
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,016          67,686
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . .          (7)           (136)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (144,991)       (141,692)
                                                                                     -----------  --------------
 Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (76,981)        (74,141)
                                                                                     -----------  --------------
 Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . . . .  $  148,633   $     168,428
                                                                                     ===========  ==============


      See accompanying Notes to Condensed Consolidated Financial Statements
                   and Management's Discussion  and  Analysis
               of  Financial  Condition  and  Results  of Operations


                               EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                    Three Months
                                                ended March 31, 2002
                                               2002           2001
                                           -------------  -------------
Revenues:
  Community revenue . . . . . . . . . . .  $     32,121   $     32,701
  Other service fees. . . . . . . . . . .         1,000            542
  Management fees . . . . . . . . . . . .         3,025          1,538
                                           -------------  -------------
          Total operating revenues. . . .        36,146         34,781

Expenses:
  Community operations. . . . . . . . . .        20,562         20,645
  General and administrative. . . . . . .         4,923          4,167
  Depreciation and amortization . . . . .         1,851          1,816
  Facility lease expense. . . . . . . . .         6,728          6,833
                                           -------------  -------------
          Total operating expenses. . . .        34,064         33,461
                                           -------------  -------------
          Income from operations. . . . .         2,082          1,320

Other income (expense):
  Interest income . . . . . . . . . . . .           109            239
  Interest expense. . . . . . . . . . . .        (2,926)        (3,533)
  Other, net. . . . . . . . . . . . . . .          (567)          (143)
                                           -------------  -------------
          Net other expense . . . . . . .        (3,384)        (3,437)
                                           -------------  -------------

          Net loss. . . . . . . . . . . .        (1,302)        (2,117)

Preferred stock dividends . . . . . . . .         1,997          1,611
                                           -------------  -------------
          Net loss to common shareholders  $     (3,299)  $     (3,728)
                                           =============  =============

Loss per common share - basic and diluted  $      (0.32)  $      (0.37)
                                           =============  =============

Weighted average number of common shares.        10,196         10,120
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


                                               EMERITUS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                  (In thousands)


                                                                                 Three Months ended March 31,
                                                                             ------------------------------------
                                                                                    2002               2001
                                                                              -----------------  -----------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (1,302)  $         (2,117)
  Adjustments to reconcile net loss to net cash:
    Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . .                78                 63
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .             1,851              1,624
    Amortization of deferred gain. . . . . . . . . . . . . . . . . . . . . .               (61)              (245)
    Loss on sale of properties . . . . . . . . . . . . . . . . . . . . . . .               530                  -
    Write off of deferred gain . . . . . . . . . . . . . . . . . . . . . . .                14                  -
    Changes in operating assets and liabilities. . . . . . . . . . . . . . .            (1,864)              (111)
                                                                              -----------------  -----------------
          Net cash used in operating activities. . . . . . . . . . . . . . .              (754)              (786)
                                                                              -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . . . . . . . .               (81)              (271)
  Purchase of minority partner interest. . . . . . . . . . . . . . . . . . .            (3,070)                 -
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . .            25,010              1,109
  Investment in lease acquisition costs. . . . . . . . . . . . . . . . . . .            (1,044)               (71)
  Payments to affiliates and other managed communities . . . . . . . . . . .              (650)                 -
  Investment in affiliates . . . . . . . . . . . . . . . . . . . . . . . . .              (110)                 -
                                                                              -----------------  -----------------
          Net cash provided by investing activities. . . . . . . . . . . . .            20,055                767
                                                                              -----------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase plan . . . . . .                 7                  -
  Decrease in restricted deposits. . . . . . . . . . . . . . . . . . . . . .               668                  -
  Repayment of short-term borrowings . . . . . . . . . . . . . . . . . . . .                 -             (1,650)
  Debt issue and other financing costs . . . . . . . . . . . . . . . . . . .              (946)                (5)
  Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . . .            30,609                144
  Repayment of long-term borrowings. . . . . . . . . . . . . . . . . . . . .           (50,789)              (385)
                                                                              -----------------  -----------------
          Net cash used in financing activities. . . . . . . . . . . . . . .           (20,451)            (1,896)
                                                                              -----------------  -----------------

          Net decrease in cash and cash equivalents. . . . . . . . . . . . .            (1,150)            (1,915)

Cash and cash equivalents at the beginning of the period . . . . . . . . . .             9,811              7,496
                                                                              -----------------  -----------------

Cash and cash equivalents at the end of the period . . . . . . . . . . . . .  $          8,661   $          5,581
                                                                              =================  =================

Supplemental disclosure of cash flow information cash paid during the period
    for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          4,780   $          3,639
                                                                              =================  =================

Noncash investing and financing activities:
  Unrealized holding gains (losses) on investment securities . . . . . . . .  $            129   $            104
                                                                              =================  =================
  Accrued preferred stock dividends. . . . . . . . . . . . . . . . . . . . .  $          1,997   $          1,611
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

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of condensed consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required. Emeritus holds shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. Emeritus records an investment impairment charge when it believes this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses significant issues relating to the implementation of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No.144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No.144 effective January 1, 2002. As the adoption of SFAS No.144 is prospective, the Company cannot predict the impact on its financial statements.

BASIS OF PRESENTATION

The unaudited interim financial information furnished below, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of March 31, 2002, and for the three months ended March 31, 2002 and 2001. The

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

 Company presumes that those reading this interim financial information have read or have access to its 2001 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2001 Form 10-K filed March 29, 2002, and amended on April 30, 2002. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

REVENUE RECOGNITION

Due to dramatic increases in liability insurance premiums for the year 2002, the Company decided to institute a one-time insurance surcharge and billed approximately $1.4 million to the residents of its communities in the first quarter of 2002. The associated revenue is being recognized on a straight-line basis over the life of the insurance policy. In the three months ended March 31, 2002, the Company recognized $342,000 in other service fees and recorded deferred revenues of approximately $1.0 million, included in other current liabilities.

PROPERTY HELD FOR SALE

Emeritus currently has two properties being held for sale. Assets to be disposed of are reported at the lower of their carrying amount or fair market value less costs to sell.

PROPERTY AND EQUIPMENT

In March 2002, the Company entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which Emeritus previously held an ownership interest in and two of which it previously leased from another lessor. A related party investor held a 50% economic interest in one community, located in Fairfield, California. Preceding the HC REIT transaction, Emeritus purchased the related party investor's economic interest for his investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. The Company recognized a loss on the repurchase of approximately $158,000, which is included in "Other, Net" in the condensed consolidated statements of operations. Another community, located in Paso Robles, California, was 50% owned by an outside investor. Also preceding the HC REIT transaction, the Company purchased the remaining 50% interest in this community for $2.65 million. The remaining two communities, located in Hattiesburg, Mississippi, and Urbana, Illinois, were both under operating leases with a different lessor. Subsequent to the two purchase transactions, Emeritus entered into a master lease arrangement for all four communities and recognized a loss of approximately $372,000, which is recorded in "Other, net" in the condensed consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, the Company has a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0 million, that will both be amortized over the lease period of 15 years.

ACCRUED DIVIDENDS ON PREFERRED STOCK

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to both the Series A and Series B preferred shareholders, which amounted to $9.1 million at March 31, 2002, including all penalties for non-payment. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively. This caused the preferred dividends to be approximately $386,000 higher in the first quarter of 2002 as compared to the first quarter of 2001. In addition, since the Company has not paid these dividends for six consecutive quarters, both the Series A and Series B shareholders became entitled to elect one additional director each to the Company's board of directors at each annual shareholders' meeting until such time as the accrued dividends have been paid.

LONG-TERM DEBT

In February 2002, the Company reached an agreement with Heller Healthcare Finance to refinance three of the properties in the $71.8 million portfolio that previously was financed by Deutsche Bank AG and matured December 14, 2001. The new loan of $30.6 million matures February 2004 and provides for monthly principal payments of approximately $40,000 in addition to interest at LIBOR plus four percent. This refinancing in turn satisfied the extension agreement dated May 31, 2001, with Deutsche Bank AG to extend the maturity date of the remaining debt of $46.3 million secured by seven properties in the original portfolio to May 31, 2003, provided that the Company pays to the lender a fee equal to 1% of the outstanding portfolio balance at May 31, 2002. As a result of this refinancing, the Company reclassified the entire $71.8 million principal balance on this portfolio to long-term debt from current debt in its December 31, 2001, financial statements.

LOSS PER SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. The loss per common share was calculated on a dilutive basis without consideration of 9,507,196 and 9,285,337 common shares at March 31, 2002 and 2001, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

UNREALIZED HOLDING GAINS ON INVESTMENT SECURITIES

The change in unrealized holding gains on investment securities for the three-month period ended March 31, 2002, represents the change in value of the Company's investment in ARV Assisted Living, Inc.

OTHER COMPREHENSIVE INCOME

Other comprehensive income includes the following transactions for the three-month period ended March 31, 2002 and 2001, respectively:


                                                            Three Months ended March 31,
                                                        ------------------------------------
                                                              2002               2001
                                                        -----------------  -----------------
                                                                   (In thousands)
Net loss to common shareholders. . . . . . . . . . . .  $         (3,299)  $         (3,728)
Other comprehensive income:
     Unrealized holding gains on investment securities               129                104
                                                        -----------------  -----------------
Comprehensive loss . . . . . . . . . . . . . . . . . .  $         (3,170)  $         (3,624)
                                                        =================  =================


SUBSEQUENT EVENTS

On April 1, 2002, in conjunction with the HC REIT master lease transaction more fully discussed under "Property and Equipment" above, the Company received $6.7 million in proceeds from a $6.8 million debt issuance under a separate loan agreement with HC REIT. The loan agreement requires interest only payments and bears interest at 12% per annum with fixed annual increases of 50 basis points for a term of 36 months.

In May 2002, Emeritus commenced management of eight communities previously operated by Horizon Bay Management L.L.C., a national seniors housing management company that manages the WHSLH Realty, L.L.C., ("WHSLH") portfolio of senior housing properties.

The management agreement structure replaces the originally announced agreement where Emeritus was to have directly assumed the current leases on seven communities and the mortgage on an eighth, comprising 617 units in Louisiana and Texas. Entities controlled by Daniel R. Baty, Chairman and CEO of Emeritus, have agreed to assume the current leases and mortgage and will engage the Company as manager. Under the terms of the management arrangement, the Company will receive a management fee equal to 5% of revenue and has the right to assume the leases and mortgage at any time during the five-year term of the management agreement. Horizon Bay has agreed to fund operating losses of the Baty entities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the close. The Company has agreed to fund any operating losses in excess of these limits over the five-year lease term.

RECLASSIFICATIONS

Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation.

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

In our consolidated portfolio, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,546 for the first quarter of 2002 from $2,345 for the first quarter of 2001. This represents an average revenue increase of $201 per month per occupied unit, or 8.6%. The average occupancy rate decreased to 82.0% for the first quarter of 2002 from 85.4% for the first quarter of 2001.

In our total operated portfolio, which includes managed communities, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,539 for the first quarter of 2002 from $2,231 for the first quarter of 2001. This represents an average revenue increase of $308 per month per occupied unit, or 13.8%. The larger increase in average monthly revenue per occupied unit in our total portfolio as compared to that in our consolidated portfolio is partially due to the addition of 17 communities previously managed by Regent Assisted Living, Inc., discussed more fully below in "Other Transactions". A majority of the Regent communities have Special Care (Alzheimer's) units, which have a significantly higher rental rate than non-Special Care units. The average occupancy rate decreased to 80.5% for the first quarter of 2002 from 82.5% for the first quarter of 2001.

We intend to continue a selective growth strategy through acquiring and managing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings.

               [The rest of this page is intentionally left blank]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


The  following  table  sets  forth  a  summary  of  our  property  interests.




                                             As of March 31,       As of December 31,       As of March 31,
                                                  2002                    2001                    2001
                                         ----------------------  ----------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings     Units
                                         ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . . . .         16       1,579           16       1,579         16       1,579
Leased (1). . . . . . . . . . . . . . .         44       3,716           42       3,444         45       3,700
Managed/Admin Services. . . . . . . . .         88       8,194           70       6,620         69       6,528
Joint Venture/Partnership . . . . . . .          3         333            5         605          5         605
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . . . .        151      13,822          133      12,248        135      12,412

     Percentage increase (decrease) (2)         14%         13%        (1%)        (1%)          0%          0%

Pending Acquisitions. . . . . . . . . .          -           -            -           -          -           -
New Developments (3). . . . . . . . . .          -           -            -           -          3         320
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Total. . . . . . . . . . . . . . .        151      13,822          133      12,248        138      12,732
                                         ----------  ----------  ----------  ----------  ----------  ----------

     Percentage increase (decrease) (2)         14%         13%        (4%)        (4%)        (1%)        (1%)

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.
(2) The percentage increase (decrease) indicates the change from the prior quarter.
(3) The communities under development at March 31, 2001, were developed by third parties, but are currently managed by Emeritus.

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

We have incurred net operating losses since our inception and as of March 31, 2002, we had an accumulated deficit of approximately $145.0 million. These losses resulted from a number of factors, including:

* occupancy levels at our communities that were lower for longer periods than we originally anticipated and have declined in the last two years consistent with industry patterns;

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

The investor groups retained us to manage all of the communities through December 31, 2001, and granted us options to purchase the communities during this period. During 2000, the Emeritrust I communities failed to comply with covenants under the $138.0 million mortgage loan, and in 2001 it became clear that we would not be able to purchase the communities under the options. As a result, in January 2002, the mortgage loans were restructured and the management agreements and options to purchase were extended to June 30, 2003 (to December 31, 2003, in the case of the five Emeritrust II Development communities). The discussion below reflects the terms of these arrangements as modified. From January 1, 2002, through June 30, 2003, we will receive for the Emeritrust I communities a base management fee of 3% of gross revenues generated by the communities and an additional management fee of 4%, payable out of 50% of cash flow. The availability of cash flow to pay management fees is subject to prior payment of expenses and fees related to the restructuring of the mortgage loan in 2001. For the Emeritrust II Operating communities and the Emeritrust II Development communities, we have received and continue to receive a base management fee of 5% of gross revenues and an additional management fee of 2%, payable to the extent that the communities meet certain cash flow standards. Prior to January 1, 2001, the management fees for the Emeritrust I communities were also computed in this fashion.
Under the management agreements, we are obligated to reimburse the investor groups for cumulative cash operating losses greater than $4.5 million in the case of the Emeritrust I communities and $500,000 in the case of each of the five Emeritrust II Development communities. Since these thresholds have been exceeded, we are currently responsible for most cash operating losses generated by these communities if they occur. There is no such funding arrangement with respect to the Emeritrust II Operating communities. For the Emeritrust I communities there was no funding obligation for the three months ended March 31, 2002, compared to $387,000 for the three months ended March 31, 2001. Our funding obligations for the Emeritrust II Development communities were $35,000 and $148,000 for the three months ended March 31, 2002 and 2001, respectively. Thus, our gross funding obligations decreased $500,000 for the first quarter of 2002 compared to the comparable period in 2001.

Although the amounts of our funding obligation each year include management fees earned by us under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent that we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our financial statements under the category "Other, net." Conversely, if the applicable management fees exceed our funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our condensed consolidated financial statements. For the three months ended March 31, 2002 and 2001, total management fees earned for the Emeritrust I communities were $698,000 and $566,000, respectively, of which $698,000 and $296,000, respectively, were recognized as revenue for that period. For the three months ended March 31, 2002 and 2001, total management fees earned for the Emeritrust II Development communities were $168,000, and $114,000, respectively, of which $155,000 and $77,000, respectively, were recognized as revenue for that period. For the three months ended March 31, 2002 and 2001, management fees earned and recognized for the Emeritrust II Operating communities were $486,000 and $464,000, respectively. Thus, our management fees recognized for all of the Emeritrust communities increased $502,000 for the first quarter of 2002 compared to the comparable period in 2001.

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

Under related agreements, the investor groups may require Mr. Baty to purchase between ten and twelve of the Emeritrust communities, depending on the occurrence of any one of the following events: (a) we do not exercise our option to purchase the communities before the option expires, (b) we default under the management agreements, (c) Mr. Baty's net worth falls below a certain threshold, (d) we experience a change of control or (e) Mr. Baty ceases to be our chief executive officer. If Mr. Baty is required to purchase some of the communities, he will also have the option to purchase all of the Emeritrust communities on the same terms under which we are entitled to purchase the communities, subject to our prior right to do so within a specified time period.

OTHER  TRANSACTIONS

In January 2002, we entered into management and accounting services agreements with Regent Assisted Living, Inc. of Portland, Oregon, to manage 18 of their communities. The agreements will result in the Company receiving a fixed base management fee with provisions for incentive fees based upon improved community performance. In February 2002, two of the communities were sold to a third party with whom we have other management agreements. Concurrently, we entered into a management agreement with them to continue managing these communities for 5% of gross revenues. In March 2002, we began managing another Regent community. In April 2002, one community that we had been managing for

Regent was sold to another entity and our management terminated. Management fees recognized from managing the Regent communities were approximately $380,000 in the first quarter of 2002.


In March 2002, we entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which we previously held an ownership interest in and two of which we previously leased from another lessor. A related party investor held a 50% economic interest in one community, located in Fairfield, California. Preceding the HC REIT transaction, we purchased the related party investor's economic interest for his investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. We recognized a loss on the repurchase of approximately $158,000, which is included in "Other, Net" in the condensed consolidated statements of operations. Another community, located in Paso Robles, California, was 50% owned by an outside investor. Also preceding the HC REIT transaction, we purchased the remaining 50% interest in this community for $2.65 million. The remaining two communities, located in Hattiesburg, Mississippi, and Urbana, Illinois, were both under operating leases with a different lessor. Subsequent to the two purchase transactions, we entered into a master lease arrangement for all four communities and recognized a loss of approximately $372,000, which is recorded in "Other, net" in the condensed consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, we have a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0 million, both of which we will amortize over the lease period of 15 years.

RESULTS  OF  OPERATIONS

Critical  Accounting  Policies  and  Estimates.

Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are more significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We hold shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. We record an investment impairment charge when we believe this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.



                                                                     Period-to-Period
                                                                        Percentage
                                                                         Increase
                                        Percentage of Revenues           (Decrease)
                                     Three Months     Three Months      Three Months
                                        ended            ended             ended
                                       March 31,        March 31,         March 31,
                                         2002             2001           2001-2002
                                    ---------------  ---------------  ---------------
Revenues . . . . . . . . . . . . .           100.0%           100.0%             3.7%
Expenses:
     Community operations. . . . .            56.9             59.4             (0.4)
     General and administrative. .            13.6             12.0             18.1
     Depreciation and amortization             5.1              5.2              1.9
     Facility lease expense. . . .            18.6             19.6             (1.5)
         Total operating expenses.            94.2             96.2              1.8
                                    ---------------  ---------------  ---------------
Income from operations . . . . . .             5.8              3.8             57.7
Other income (expense):
     Interest income . . . . . . .             0.3              0.7            (54.4)
     Interest expense. . . . . . .            (8.1)           (10.2)           (17.2)
     Other, net. . . . . . . . . .            (1.6)            (0.4)           296.5
         Net other expense . . . .            (9.4)            (9.9)            (1.5)
                                    ---------------  ---------------  ---------------
          Net loss . . . . . . . .           (3.6%)           (6.1%)          (38.5%)
                                    ===============  ===============  ===============


Comparison  of  the  three  months  ended  March  31,  2002  and  2001
----------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the three months ended March 31, 2002, increased by $1.3 million to $36.1 million from $34.8 million for the comparable period in 2001, or 3.7%. The change in revenue is primarily the result of an increase in management fee revenue of $1.5 million and a one-time insurance surcharge of approximately $1.4 million, of which approximately $342,000 was recognized in the first quarter of 2002, offset by a decrease in community revenue of approximately $580,000. The decrease in community revenue is due to the disposal of three communities, which were not included in our consolidated portfolio in the first quarter of 2002 but were included in the comparable quarter of 2001 and the decrease in the occupancy rate offset by the increase in average monthly revenue per unit. The occupancy rate decreased 3.4 percentage points to 82.0% for the first quarter of 2002 from 85.4% for the first quarter of 2001. Average monthly revenue per unit was $2,546 for the first quarter of 2002 compared to $2,345 for the comparable quarter of 2001, an increase of approximately 8.6%. Improved performance of managed communities allowed us to recognize additional base management fees and performance-driven contingent management fees.

Community Operations: Community operating expenses for the three months ended March 31, 2002 and 2001, were approximately $20.6 million in both periods. This was due to increases in some expenses being offset by decreases in others. The significant decreases occurred in food service expenses, business licenses and taxes, and utilities. The decrease in expenses was primarily due to the disposal of three communities, which were not included in our consolidated portfolio in the first quarter of 2002 but were included in the comparable quarter of 2001. The significant increases were in liability and workers' compensation insurance premiums. Community operating expenses as a percentage of total operating revenue decreased to 56.9% in the first quarter of 2002 from 59.4% in the first quarter of 2001, primarily as a result of increased revenues and cost containment measures.

General and Administrative: General and administrative (G&A) expenses for the three months ended March 31, 2002, increased $756,000 to $4.9 million from $4.2 million for the comparable period in 2001, or 18.1%. As a percentage of total operating revenues, G&A expenses increased to 13.6% for the three months ended March 31, 2002, compared to 12.0% for the three months ended March 31, 2001. G&A expenses rose primarily due to increases in the number of employees from an abnormally low level in 2001, normal increases in employee salaries, and costs related to various employee benefit programs. In addition, a limited number of employees have been added to support the growth in number of facilities operated. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. These percentages were 6.0% and 6.2% for the three months ended March 31, 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 2002 and 2001, were approximately $1.8 million in both periods. In 2002, this represents 5.1% of total operating revenues, compared to 5.2% for the comparable period in 2001. The decrease as a percentage of revenues is due to increased revenues.
Facility Lease Expense: Facility lease expense for the three months ended March 31, 2002, was $6.7 million compared to $6.8 million for the comparable period of 2001, representing a decrease of $105,000, or 1.5%. The decrease is primarily attributable to the number of communities under leasing arrangements. We leased 44 communities as of March 31, 2002, compared to 45 communities as of March 31, 2001. Facility lease expense as a percentage of revenues was 18.6% for the three months ended March 31, 2002, and 19.6% for the three months ended March 31, 2001.
Interest Income: Interest income for the three months ended March 31, 2002, was $109,000 versus $239,000 for the comparable period of 2001. This decrease is primarily attributable to declining interest rates.

Interest Expense: Interest expense for the three months ended March 31, 2002, was $2.9 million compared to $3.5 million for the comparable period of 2001. This decrease of $607,000, or 17.2%, is primarily attributable to lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense decreased to 8.1% from 10.2% for the three months ended March 31, 2002 and 2001, respectively, reflecting increased revenues in conjunction with lower interest rates in the first quarter of 2002.

Other, net: Other, net (expense) increased by $424,000 to $567,000 for the quarter ended March 31, 2002, from $143,000 for the quarter ended March 31, 2001. The net change of $424,000 is comprised of the following items: During the first quarter of 2002, we repurchased a related party's economic interest in a 172-unit community resulting in an expense of $158,000. Additionally, the sale-leaseback of two communities and re-lease of two additional communities resulted in transaction related expense of $372,000, for a combined impact of $530,000 for the quarter ended March 31, 2002. These expenses compare to sale-leaseback related gains in the quarter ended March 31, 2001 of $189,000. This increase of $719,000 is offset by both a decrease of $205,000 in our net funding obligation expense associated with our obligation to fund operating deficits of the Emeritrust I and Emeritrust II Development communities and a property tax refund of approximately $64,000.

Preferred dividends: For the three months ended March 31, 2002 and 2001, the preferred dividends were approximately $2.0 million and $1.6 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively. This caused the preferred dividends to be approximately $416,000 higher in the first quarter of 2002 as compared to the first quarter of 2001. In addition, since we have not paid these dividends for six consecutive quarters, both our Series A and Series B shareholders became entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time we have paid the accrued dividends.

Same  Community  Comparison

We operated 57 communities on a comparable basis during both the three months ended March 31, 2002 and 2001. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended March 31, 2002 and 2001.


                                        Three Months ended March 31,
                                              (In thousands)
                               -------------------------------------------------
                                                            Dollar   Percentage
                                   2002          2001       Change     Change
                               ------------  ------------  --------  -----------
Revenue . . . . . . . . . . .  $    30,755   $    29,812   $   943          3.2%
Community operating expenses.      (18,875)      (18,173)     (702)         3.9
                               ------------  ------------  --------  -----------
  Community operating income.       11,880        11,639       241          2.1
Depreciation & amortization .       (1,413)       (1,367)      (46)         3.4
Facility lease expense. . . .       (6,114)       (5,849)     (265)         4.5
                               ------------  ------------  --------  -----------
    Operating income. . . . .        4,353         4,423       (70)        (1.6)
Interest expense, net . . . .       (1,908)       (2,711)      803        (29.6)
Other income (expense). . . .          (26)         (196)      170        (86.7)
                               ------------  ------------  --------
    Net income. . . . . . . .  $     2,419   $     1,516   $   903         59.6%
                               ============  ============  ========  ===========


The same communities represented $30.8 million or 85.1% of our total revenue of $36.1 million for the first quarter of 2002. Same community revenues increased by $943,000 or 3.2% for the quarter ended March 31, 2002, from the comparable period in 2001. There was a one-time insurance surcharge of approximately $1.2 million charged to residents in the first quarter of 2002 of which approximately $311,000 was recognized in the period. The increases in same community revenues were primarily due to rate increases and the recognized insurance surcharge, which increased revenue per unit by 7.7%, partially offset by a decrease in average occupancy to 81.7% in the first quarter of 2002 from 85.0% in the first quarter of 2001. For the quarter ended March 31, 2002, we increased our net income to $2.4 million from $1.5 million for the comparable period of 2001, primarily as a result of the revenue increases and decreased interest expense resulting from lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, net cash used in operating activities was $754,000 compared to $786,000 for the comparable period in the prior year. The primary components of this operating use of cash were the net loss of $1.3 million and an increase in prepaid insurance of $1.4 million in the three months ended March 31, 2002, which is typical in the first quarter of each year, partially offset by depreciation and amortization of $1.8 million. The primary components of the operating use of cash in the three months ended March 31, 2001, were the net loss of $2.1 million and amortization of deferred gain of $245,000, partially offset by depreciation and amortization of $1.6 million.

Net cash provided by investing activities amounted to $20.1 million for the three months ended March 31, 2002, and was comprised primarily of funds from the HC REIT transaction previously discussed under "Other Transactions". Net cash provided by investing activities amounted to $767,000 for the three months ended March 31, 2001, primarily due to proceeds of $1.1 million received from the sale/leaseback of one community partially offset by the acquisition of property and equipment of $271,000 and investment in lease acquisition costs of $71,000.

For the three months ended March 31, 2002, net cash used in financing activities was $20.5 million primarily from long-term debt repayments, which include debt repayments related to the HC REIT transaction previously discussed under "Other Transactions", partially offset by decreases in restricted deposits and proceeds of long-term borrowings. For the three months ended March 31, 2001, net cash used in financing activities was $1.9 million primarily from the repayment of short-term and long-term borrowings.

In February 2002, we reached an agreement with Heller Healthcare Finance to refinance three of the properties in our $71.8 million portfolio that previously were financed by Deutsche Bank AG and matured December 14, 2001. The new loan of $30.6 million matures February 2004 and provides for monthly principal payments of approximately $40,000 in addition to interest at LIBOR plus four percent. This refinancing in turn satisfied our extension agreement dated May 31, 2001, with Deutsche Bank AG to extend the maturity date of the remaining debt of $46.3 million secured by seven properties in the original portfolio to May 31, 2003, provided that we pay to the lender a fee equal to 1% of the outstanding portfolio balance at May 31, 2002.

We have incurred significant operating losses since our inception and have a working capital deficit of $22.1 million, although $9.1 million of preferred cash dividends is only due if declared by our board of directors. To date, we have been dependent upon third party financing or disposition of assets to fund operations. We intend to continue to refinance or restructure debt as necessary with our current third party lenders. We cannot, however, guaranty that third party financing and refinancing or dispositions of assets will be available timely or on terms acceptable to us. Subsequent to March 31, 2002, we completed a lease and debt transaction having a beneficial impact on working capital of $6.7 million in conjunction with the HC REIT master lease transaction more fully discussed in the Notes to Condensed Consolidated Financial Statements and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe we have sufficient funds to sustain operations at least through March 31, 2003.

We are currently out of compliance with covenants on debt totaling $1.7 million, which will be repaid in June 2002 and is not cross-defaulted with any other debt. Many of our other debt instruments and leases, however, contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 14 owned assisted living properties and 36 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. Except as described above, at March 31, 2002, we are in compliance with our debt and lease covenants.

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

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or contain current facts deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement program without adversely affecting occupancy levels; our ability to control community operation expenses without adversely affecting the level of occupancy and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the matter or subject area discussed in this report. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At March 31, 2002, our variable rate borrowings totaled $73.5 million. If market interest rates were to average 2% more, our annual interest expense and net loss would increase $1.5 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of March 31, 2002, and does not consider changes in the actual level of borrowings that may occur subsequent to March 31, 2002. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or our current funding requirements for the Emeritrust communities, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 1, 2002, in conjunction with the HC REIT master lease transaction more fully discussed in the Notes to Condensed Consolidated Financial Statements under "Property and Equipment" and in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Other Transactions", the Company received $6.7 million in proceeds from a $6.8 million debt issuance under a separate loan agreement with HC REIT. The loan agreement requires interest only payments and bears interest at 12% per annum with fixed annual increases of 50 basis points for a term of 36 months.

In May 2002, Emeritus commenced management of eight communities previously operated by Horizon Bay Management L.L.C., a national seniors housing management company that manages the WHSLH Realty, L.L.C., ("WHSLH") portfolio of senior housing properties.

The management agreement structure replaces the originally announced agreement where Emeritus was to have directly assumed the current leases on seven communities and the mortgage on an eighth, comprising 617 units in Louisiana and Texas. Entities controlled by Daniel R. Baty, Chairman and CEO of Emeritus, have agreed to assume the current leases and mortgage and will engage the Company as manager. Under the terms of the management arrangement, the Company will receive a management fee equal to 5% of revenue and has the right to assume the leases and mortgage at any time during the five-year term of the management agreement. Horizon Bay has agreed to fund operating losses of the Baty entities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the close.

 The Company has agreed to fund any operating losses in excess of these limits over the five-year lease term.

Items 1 through 4 and 6 are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002

                                         EMERITUS CORPORATION
                                             (Registrant)


                                 /s/ Raymond R. Brandstrom
                                 --------------------------------------
                                 Raymond R. Brandstrom, Vice President
                                 of Finance, Chief Financial Officer, and
                                 Secretary