Form 10-Q/A
period 2002-03-31
EMERITUS CORP\WA\
filed 2002-05-31
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

Pursuant  to  this  Form  10-Q/A,  the  registrant  amends  "Part  I  Financial
Information, Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, Same Community Comparison" of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, to correct an error in the number of communities included in the Same Community Comparison and the erroneous omission of approximately $606,000 in expenses from the first quarter of 2002. The Company formerly reported a total of 57 communities as having been operated when, in fact, 60 communities had been operated continuously since January 1, 2001, through March 31, 2002. Except for the changes to the Same Community Comparison no other changes have been made to the Form 10-Q for the quarterly period ended March 31, 2002.


                         PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Same  Community  Comparison

We operated 60 communities on a comparable basis during both the three months ended March 31, 2002 and 2001. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended March 31, 2002 and 2001.


                                        Three Months ended March 31,
                                              (In thousands)
                                                            Dollar   Percentage
                                   2002          2001       Change     Change
                               ------------  ------------  --------  -----------
Revenue . . . . . . . . . . .  $    32,907   $    31,883   $ 1,024          3.2%
Community operating expenses.      (20,393)      (19,449)     (944)         4.9
                               ------------  ------------  --------  -----------
  Community operating income.       12,514        12,434        80          0.6
Depreciation & amortization .       (1,616)       (1,581)      (35)         2.2
Facility lease expense. . . .       (6,585)       (6,293)     (292)         4.6
                               ------------  ------------  --------  -----------
    Operating income. . . . .        4,313         4,560      (247)        (5.4)
Interest expense, net . . . .       (2,313)       (2,836)      523        (18.4)
Other income (expense). . . .         (217)         (159)      (58)        36.5
                               ------------  ------------  --------
    Net income. . . . . . . .  $     1,783   $     1,565   $   218         13.9%
                               ============  ============  ========  ===========

The same communities represented $32.9 million or 91.1% of our total revenue of $36.1 million for the first quarter of 2002. Same community revenues increased by $1.0 million or 3.2% for the quarter ended March 31, 2002, from the comparable period in

2001. There was a one-time insurance surcharge of approximately $1.4 million charged to residents in the first quarter of 2002 of which approximately $338,000 was recognized in the period. The increases in same community revenues were primarily due to rate increases and the recognized insurance surcharge, which, in combination, increased revenue per unit by 8.0%, partially offset by a decrease in average occupancy to 82.1% in the first quarter of 2002 from 85.6% in the first quarter of 2001. For the quarter ended March 31, 2002, we increased our net income to $1.8 million from $1.6 million for the comparable period of 2001, primarily as a result of the revenue increases and decreased interest expense resulting from lower interest rates, partially offset by increased facility lease expense, depreciation and amortization, and other expenses.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May  31,  2002

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