Form 10-Q
period 2002-06-30
EMERITUS CORP\WA\
filed 2002-08-14
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended June 30, 2002.

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


As of July 31, 2002, there were 10,214,934 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                      EMERITUS CORPORATION

                                              INDEX


                                 Part I.  Financial Information



Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page No.
                                                                                        --------

         Condensed Consolidated Balance Sheets as of June 30, 2002, and
         December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         1

         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months ended June 30, 2002 and 2001 . . . . . . . . . . .        2

         Condensed Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . .         3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . .        20


                                 Part II.  Other Information

Note:  Items 1 through 5 of Part II are omitted because they are not applicable.

Item 6.  Exhibits and Reports on Form 8-K .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  21
         Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .      42

                                                EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (unaudited)
                                          (In thousands, except share data)
                                                       ASSETS
                                                                                         June 30,      December 31,
                                                                                           2002            2001
                                                                                      --------------  --------------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      10,959   $       9,811
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,625           1,376
 Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,232           1,172
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,164           2,859
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . .          4,274           2,463
 Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,242           2,242
                                                                                      --------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,496          19,923
                                                                                      --------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,672         131,200
Property held for development. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,040           1,040
Notes receivable from and investments in affiliates. . . . . . . . . . . . . . . . .          3,816           3,675
Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,852           5,520
Lease acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,482           4,864
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,583           2,206
                                                                                      --------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     148,941   $     168,428
                                                                                      ==============  ==============

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .  $      50,981   $       4,523
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,723           2,105
 Accrued employee compensation and benefits. . . . . . . . . . . . . . . . . . . . .          3,824           3,301
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,713           2,861
 Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,435           1,415
 Accrued dividends on preferred stock . . . .. . . . . . . . . . . . . . . . . . . .         10,505           7,429
 Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,381           8,690
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,491               -
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,601           1,699
                                                                                      --------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         81,654          32,023
                                                                                      --------------  --------------
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . .         68,709         131,070
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,000          32,000
Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . . .         20,227          18,671
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,491           2,404
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            271             256
                                                                                      --------------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        205,352         216,424
                                                                                      --------------  --------------
Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            736           1,145
Redeemable preferred stock
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding.              -               -
    30,609 and 30,609 at June 30, 2002, and December 31, 2001, respectively
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and
    outstanding 10,214,934 and 10,196,030 shares at June 30, 2002, and . . . . . . .              -               -
    December 31, 2001, respectively. . . . . . . . . . . . . . . . . . . . . . . . .              1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,397          67,686
Accumulated other comprehensive gain (loss). . . . . . . . . . . . . . . . . . . . .            113            (136)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (150,658)       (141,692)
                                                                                      --------------  --------------
      Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . .        (82,147)        (74,141)
                                                                                      --------------  --------------
      Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . .  $     148,941   $     168,428
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


                                         EMERITUS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                 (In thousands, except per share data)

                                                Three Months ended            Six Months ended
                                                  June 30, 2002                 June 30,2002
                                           ----------------------------  ----------------------------
                                               2002           2001           2002           2001
                                           -------------  -------------  -------------  -------------
Revenues:
  Community revenue . . . . . . . . . . .  $     30,294   $     32,646   $     62,414   $     65,346
  Other service fees. . . . . . . . . . .         1,095            605          2,095          1,148
  Management fees . . . . . . . . . . . .         2,626          1,926          5,651          3,464
                                           -------------  -------------  -------------  -------------
          Total operating revenues. . . .        34,015         35,177         70,160         69,958

Expenses:
  Community operations. . . . . . . . . .        21,084         19,900         41,646         40,547
  General and administrative. . . . . . .         4,867          4,670          9,790          8,837
  Depreciation and amortization . . . . .         1,675          1,856          3,526          3,672
  Facility lease expense. . . . . . . . .         7,410          6,847         14,138         13,679
                                           -------------  -------------  -------------  -------------
          Total operating expenses. . . .        35,036         33,273         69,100         66,735
                                           -------------  -------------  -------------  -------------
          Income (loss) from operations .        (1,021)         1,904          1,060          3,223

Other income (expense):
  Interest income . . . . . . . . . . . .           113            318            222            558
  Interest expense. . . . . . . . . . . .        (2,852)        (3,535)        (5,778)        (7,068)
  Other, net. . . . . . . . . . . . . . .          (174)          (109)          (741)          (252)
                                           -------------  -------------  -------------  -------------
          Net other expense . . . . . . .        (2,913)        (3,326)        (6,297)        (6,762)
                                           -------------  -------------  -------------  -------------

          Net loss. . . . . . . . . . . .        (3,934)        (1,422)        (5,237)        (3,539)

Preferred stock dividends . . . . . . . .         1,732          1,620          3,729          3,231
                                           -------------  -------------  -------------  -------------
          Net loss to common shareholders  $     (5,666)  $     (3,042)  $     (8,966)  $     (6,770)
                                           =============  =============  =============  =============

Loss per common share - basic and diluted  $      (0.56)  $      (0.30)  $      (0.88)  $      (0.67)
                                           =============  =============  =============  =============

Weighted average number of common shares
    outstanding - basic and diluted . . .        10,200         10,151         10,198         10,136
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


                                                EMERITUS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                   (In thousands)

                                                                                   Six  Months  Ended  June  30,
                                                                               ------------------------------------
                                                                                     2002               2001
                                                                               -----------------  -----------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (5,237)  $         (3,539)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . .               115                (96)
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .             3,526              3,672
    Amortization of deferred gain . . . . . . . . . . . . . . . . . . . . . .              (149)              (380)
    Loss on sale of properties. . . . . . . . . . . . . . . . . . . . . . . .               515                  -
    Write off of deferred gain. . . . . . . . . . . . . . . . . . . . . . . .               (12)                 -
    Changes in operating assets and liabilities . . . . . . . . . . . . . . .              (477)            (1,419)
                                                                               -----------------  -----------------
          Net cash used in operating activities . . . . . . . . . . . . . . .            (1,719)            (1,762)
                                                                               -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . .              (808)              (767)
  Acquisition of property held for development. . . . . . . . . . . . . . . .                 -                 (2)
  Purchase of minority partner interest . . . . . . . . . . . . . . . . . . .            (3,070)                 -
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .            25,010              1,014
  Investment in lease acquisition costs . . . . . . . . . . . . . . . . . . .            (1,242)              (126)
  Repayments from (advances to) affiliates and other managed communities. . .              (501)             4,267
  Proceeds from sales of interest in affiliates . . . . . . . . . . . . . . .               750                  -
  Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .              (107)                 -
  Distributions to minority partners. . . . . . . . . . . . . . . . . . . . .              (250)                 -
                                                                               -----------------  -----------------
          Net cash provided by investing activities . . . . . . . . . . . . .            19,782              4,386
                                                                               -----------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase plan. . . . . . .                57                  -
  Decrease in restricted deposits . . . . . . . . . . . . . . . . . . . . . .               668                205
  Repayment of short-term borrowings. . . . . . . . . . . . . . . . . . . . .            (1,733)            (1,650)
  Debt issue and other financing costs. . . . . . . . . . . . . . . . . . . .            (1,516)                (7)
  Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . .            37,341                144
  Repayment of long-term borrowings . . . . . . . . . . . . . . . . . . . . .           (51,732)            (1,515)
                                                                               -----------------  -----------------
          Net cash used in financing activities . . . . . . . . . . . . . . .           (16,915)            (2,823)
                                                                               -----------------  -----------------

          Net increase (decrease) in cash and cash equivalents. . . . . . . .             1,148               (199)

Cash and cash equivalents at the beginning of the period. . . . . . . . . . .             9,811              7,496
                                                                               -----------------  -----------------

Cash and cash equivalents at the end of the period. . . . . . . . . . . . . .  $         10,959   $          7,297
                                                                               =================  =================

Supplemental disclosure of cash flow information cash paid during the period
    for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          6,926   $          7,023

Noncash investing and financing activities:
  Notes receivable from buyer in sale/leaseback . . . . . . . . . . . . . . .  $              -   $            635
  Assumption of debt by buyer in sale/leaseback . . . . . . . . . . . . . . .  $              -   $          3,162
  Unrealized holding gains in investment securities . . . . . . . . . . . . .  $            249   $            965
  Accrued preferred stock dividends . . . . . . . . . . . . . . . . . . . . .  $          3,729   $          3,231


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

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of condensed consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, insurance deductibles, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required. Emeritus utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon Emeritus's estimates of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required. Emeritus holds shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. Emeritus records an investment impairment charge when it believes this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

BASIS  OF  PRESENTATION

The unaudited interim financial information furnished below, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001. The Company presumes that those reading this interim financial information have read or have access to its 2001 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2001 Form 10-K filed March 29, 2002, and amended on April 30, 2002. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

DEFERRED  REVENUE

At June 30, 2002, deferred revenue of $2.5 million consists of the unearned portion of the insurance surcharge and fees charged for move-in services as discussed below.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


Due to dramatic increases in liability insurance premiums for the year 2002, the Company decided to institute a one-time insurance surcharge and billed approximately $1.4 million to the residents of its communities in the first quarter of 2002. The associated revenue is being recognized on a straight-line basis over the life of the insurance policy.

In 2001 and prior years, the Company recognized nonrefundable fees charged for move-in services at the time the resident occupied the unit and the related services were performed. This treatment was not materially different than recognition of such fees over the average period of occupancy. However, in 2002, the Company began charging significantly higher fees for move-in services than were previously charged. Therefore, the Company has instituted a policy consistent with SEC Staff Accounting Bulletin 101 "Revenue Recognition", to defer such fees and recognize them over the average period of occupancy, approximately 16 months. This resulted in deferring approximately $1.8 million of revenue at June 30, 2002, of which $1.2 million and $800,000 relate to fees charged in the six-month and three-month periods ended June 30, 2002, respectively. The Company has not deferred any of the costs incurred in the performance of the move-in services.

EMERITRUST  TRANSACTIONS

The Company manages 46 communities referred to as the Emeritrust communities, including 25 Emeritrust I communities, 16 Emeritrust II Operating communities and five Emeritrust II Development communities, under management agreements described in the Company's Annual Report on Form 10-K for the year ended
December 31, 2001. The Company does not recognize management fees on the Emeritrust communities as revenue in its condensed consolidated financial statements to the extent that it is funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by Emeritus under the management agreements. Correspondingly, the Company recognizes the funding obligation under the agreement, less the applicable management fees, as an expense in its condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, the Company recognizes the management fees less the funding obligation as management fee revenue in its condensed consolidated financial statements.

For the three months ended June 30, 2002 and 2001, (i) total management fees earned and recognized as revenue for the Emeritrust I communities were approximately $402,000 and $579,000, respectively; (ii) total management fees earned for the Emeritrust II Development communities were $229,000, and $126,000, respectively, of which $203,000 and $108,000, respectively, were recognized as revenue; and (iii) management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $479,000 and $454,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities decreased $57,000 for the second quarter of 2002 compared to the comparable period in 2001.
For the Emeritrust I communities there was no funding obligation for the three months ended June 30, 2002 and 2001. The Company's funding obligations for the Emeritrust II Development communities were $85,000 and $70,000 for the three months ended June 30, 2002 and 2001, respectively. Thus, the Company's gross funding obligations increased $15,000 for the second quarter of 2002 compared to the comparable period in 2001.

For the six months ended June 30, 2002 and 2001, (i) total management fees earned for the Emeritrust I communities were approximately $1.1 million for both periods, of which $1.1 million and $875,000, respectively, were recognized as revenue; (ii) total management fees earned for the Emeritrust II Development communities were $397,000, and $240,000, respectively, of which $358,000 and $185,000, respectively, were recognized as revenue; and (iii) management fees earned and recognized for the

Emeritrust II Operating communities, for which there is no funding obligation, were $965,000 and $919,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities increased $444,000 for the first two quarters of 2002 compared to the comparable period in 2001.

For the Emeritrust I communities there was no funding obligation for the six months ended June 30, 2002, compared to $387,000 for the six months ended June 30, 2001. The Company's funding obligations for the Emeritrust II Development communities were $121,000 and $218,000 for the six months ended June 30, 2002 and 2001, respectively. Thus, the Company's gross funding obligations decreased $484,000 for the first two quarters of 2002 compared to the comparable period in 2001.

PROPERTY  HELD  FOR  SALE

Emeritus currently has two properties being held for sale. Assets to be disposed of are reported at the lower of their carrying amount or fair market value less costs to sell.

PROPERTY  AND  EQUIPMENT

In March 2002, the Company entered into a 15-year master lease arrangement with Health Care REIT, Inc. ("HC REIT") for four communities, two of which Emeritus previously held an ownership interest in and two of which it previously leased from another lessor. With respect to one community, located in Fairfield, California, the Company held a 50% economic interest with a related party investor, which was owned or controlled by Daniel R Baty, the Company's chief executive officer. Concurrently with the closing of the HC REIT transaction, Emeritus purchased the related party investor's economic interest for his investment basis of $2.1 million plus a 9% return, a $2.95 million total payment and then sold the Fairfield facility to HC REIT. The Company recognized a loss on the repurchase of approximately $158,000, which is included in "Other, net" in the condensed consolidated statements of operations for the six months ended June 30, 2002. Another community, located in Paso Robles, California, was 50% owned by an outside investor. Also concurrently with the closing of the HC REIT transaction, the Company purchased the remaining 50% interest in this community for $2.65 million and then sold the Paso Robles facility to HC REIT. The remaining two communities, located in Hattiesburg, Mississippi, and Urbana, Illinois, were both under operating leases with a different lessor, which agreed to convey those communities directly to HC REIT. Concurrently with the closing of these four purchase and sale transactions, Emeritus entered into a master lease arrangement with HC REIT for all four communities and recognized a loss of approximately $372,000, which is recorded in "Other, net" in the condensed consolidated statements of operations for the six months ended June 30, 2002. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, the Company had a deferred gain on sale associated with the transaction that approximated $1.8 million and new lease acquisition costs of $1.0 million that are both being amortized over the lease period of 15 years.

In April 2002, the Company entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities for the assumption of the mortgage debt relating to the owned community and the lease obligations relating to the leased communities. The eight communities, comprising 617 units in Louisiana and Texas, had been operated previously by Horizon Bay Management L.L.C., a national seniors housing management company that manages the WHSLH Realty, L.L.C. portfolio of senior housing properties. In May and July, 2002, Emeritus assigned its rights under these agreements to entities wholly owned by Daniel R. Baty, the Company's chief executive officer, and entered into a five-year agreement expiring April 30, 2007, with the Baty entities to manage the eight communities for a management fee of 5% of gross revenue. In completing the agreements with Horizon Bay, Mr. Baty personally guaranteed the mortgage and lease obligations. As a part of these agreements, the Company has the right to acquire the interests of the Baty entities in the eight communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying such Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the acquisition agreements, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.5 million in the first twelve months and $870,000 in the second twelve months following the closing. Under the management agreements with the Baty entities, Emeritus has agreed to fund any operating losses in excess of these limits over the five-year term of the management agreement. We recognized management fee revenue of approximately $133,000 from these communities for the quarter ended June 30, 2002.

ACCRUED  DIVIDENDS  ON  PREFERRED  STOCK
Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to both the Series A and Series B preferred shareholders, which amounted to $10.5 million at June 30, 2002, including all penalties for non-payment. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively in the first quarter of 2002. This caused the preferred stock dividends to be approximately $498,000 higher for the first two quarters of 2002 as compared to the first two quarters of 2001. In addition, since the Company had not paid these dividends for more than six consecutive quarters, both the Series A and Series B shareholders became entitled to appoint one additional director each to the Company's board of directors. At this time neither of the Series A or Series B shareholders has chosen to appoint an additional director to the Company's Board.
Series B dividends were to be paid in cash and in additional shares of Series B preferred stock. For the paid-in-kind dividends for the first two quarters of 2000, 609 shares of Series B preferred stock were issued. Since then, no additional shares had been issued until after the second quarter of 2002. Effective July 1, 2002, 2,533 additional shares were issued as paid-in-kind dividends to cover the period from July 1, 2000, through June 30, 2002.

LONG-TERM  DEBT

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

The current portion of long-term debt at June 30, 2002, has increased approximately $46.5 million since December 31, 2001, primarily due to certain debt instruments having maturity dates prior to June 30, 2003. Most significantly, these debt instruments are a $6.8 million note to GMAC, which is due February 1, 2003, and notes totaling $40.6 million to Deutsche Bank AG, which are due May 31, 2003.

LOSS  PER  SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. The loss per common share was calculated on a dilutive basis without consideration of 10,193,900 and 8,087,358 common shares at June 30, 2002 and 2001, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

UNREALIZED  HOLDING  GAINS  ON  INVESTMENT  SECURITIES

The change in unrealized holding gains on investment securities for the six-month period ended June 30, 2002, represents the change in value of the Company's investment in ARV Assisted Living, Inc.

OTHER  COMPREHENSIVE  INCOME

Other comprehensive income includes the following transactions for the three and six month period ended June 30, 2002 and 2001, respectively:


                                         Three Months ended June 30,           Six Months ended June 30,
                                  ------------------------------------  ------------------------------------
                                        2002               2001               2002               2001
                                  -----------------  -----------------  -----------------  -----------------
                                                                (In thousands)
Net loss to common shareholders.  $         (5,666)  $         (3,042)  $         (8,966)  $         (6,770)
Other comprehensive income:
     Unrealized holding gains on
          investment securities.               121                861                249                965
                                  -----------------  -----------------  -----------------  -----------------
Comprehensive loss . . . . . . .  $         (5,545)  $         (2,181)  $         (8,717)  $         (5,805)
                                  =================  =================  =================  =================

LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $59.2 million, although $2.5 million represents deferred revenues and $10.5 million of preferred cash dividends is only due if declared by the Company's board of directors. To date, the Company has been dependent upon third party financing or disposition of assets to fund operations. Management intends to continue to refinance or restructure debt as necessary. The Company cannot, however, guaranty that third party financing and refinancing or dispositions of assets will be available timely or on terms acceptable to Emeritus. In April 2002, the Company completed a lease and debt transaction having a beneficial impact on working capital of $6.7 million in conjunction with the HC REIT master lease transaction, more fully discussed elsewhere in the Notes to Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations. With respect to the $40.6 million of mortgage debt that matures on May 31, 2003, the Company has been in discussions with the lender and others regarding restructuring or refinancing the debt and, although the Company believes the issue will be resolved prior to the maturity of this debt, there has been no agreement reached at this time and the Company has no commitment for refinancing. If the Company is unable to restructure or refinance this debt, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the seven assisted living properties that secure this debt. In addition, this would result in defaults under other leases and loan agreements. Except for the potential financial impact of being unable to refinance the aforementioned mortgage debt, management believes Emeritus has sufficient funds to sustain operations at least through June 30, 2003.

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

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. During 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities. During 2002 we have resumed pursuing, on a selective basis, management contract and acquisition opportunities, which we believe will be beneficial to the Company.

In our consolidated portfolio, exclusive of insurance surcharges, but giving effect to the deferral of move-in fees, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,514 for the first two quarters of 2002 from $2,375 for the first two quarters of 2001. This represents an average revenue increase of $139 per month per occupied unit, or 5.9%. The average occupancy rate decreased to 81.5% for the first two quarters of 2002 from 84.8% for the first two quarters of 2001.

In our total operated portfolio, which includes managed communities, exclusive of insurance surcharges, but giving effect to the deferral of move-in fees, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,513 for the first two quarters of 2002 from $2,261 for the first two quarters of 2001. This represents an average revenue increase of $252 per month per occupied unit, or 11.1%. The larger increase in average monthly revenue per occupied unit in our total portfolio as compared to that in our consolidated portfolio is partially due to the addition of 16 communities previously managed by Regent Assisted Living, Inc., discussed more fully below in "Other Transactions". A majority of the Regent communities have Special Care (Alzheimer's) units, which have a significantly higher rental rate than non-Special Care units. The average occupancy rate decreased to 80.7% for the first two quarters of 2002 from 82.0% for the first two quarters of 2001.

We intend to continue a selective growth strategy through acquiring and managing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings.

               [The rest of this page is intentionally left blank]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED



                                           As  of  June  30,     As  of  December  31,     As  of  June  30,
                                                  2002                    2001                    2001
                                         ----------------------  ----------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings     Units
                                         ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . . . .         16       1,579           16       1,579         16       1,579
Leased (1). . . . . . . . . . . . . . .         44       3,716           42       3,444         44       3,629
Managed/Admin Services. . . . . . . . .         95       8,763           70       6,620         71       6,710
Joint Venture/Partnership . . . . . . .          3         333            5         605          5         605
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . . . .        158      14,391          133      12,248        136      12,523

     Percentage increase (decrease) (2)       18.8%       17.5%      (2.2%)      (2.2%)        0.7%        0.9%

New Developments (3). . . . . . . . . .          -           -            -           -          2         220
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Total. . . . . . . . . . . . . . .        158      14,391          133      12,248        138      12,743
                                         ----------  ----------  ----------  ----------  ----------  ----------

     Percentage increase (decrease) (2)       18.8%       17.5%      (3.6%)      (3.9%)        0.7%        1.0%

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.
(2) The percentage increase (decrease) indicates the change from the prior period reported, or, in the case of June 30, 2001, from the end of the prior year.
(3) The communities under development at June 30, 2001, were developed by third parties, but are currently managed by Emeritus.

We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. Inflation or other circumstances that adversely affect seniors' ability to pay for assisted living services could therefore have an adverse effect on our business. All sources of resident-related revenue other than residents' private resources constitute less than 10% of our total revenues.

We have incurred net operating losses since our inception and as of June 30, 2002, we had an accumulated deficit of approximately $150.7 million. These losses resulted from a number of factors, including:

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

EMERITRUST  TRANSACTIONS

We manage 46 communities referred to as the Emeritrust communities, including 25 Emeritrust I communities, 16 Emeritrust II Operating communities and five Emeritrust II Development communities, under management agreements described in our Annual Report on Form 10-K for the year ended December 31, 2001. We do not recognize management fees on the Emeritrust communities as revenue in our condensed consolidated financial statements to the extent that we are funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by us under the management agreements. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our condensed consolidated financial statements.

For the three months ended June 30, 2002 and 2001, (i) total management fees earned and recognized as revenue for the Emeritrust I communities were approximately $402,000 and $579,000, respectively; (ii) total management fees earned for the Emeritrust II Development communities were $229,000, and $126,000, respectively, of which $203,000 and $108,000, respectively, were recognized as revenue; and (iii) management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $479,000 and $454,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities decreased $57,000 for the second quarter of 2002 compared to the comparable period in 2001.
For the Emeritrust I communities there was no funding obligation for the three months ended June 30, 2002 and 2001. Our funding obligations for the Emeritrust II Development communities were $85,000 and $70,000 for the three months ended June 30, 2002 and 2001, respectively. Thus, our gross funding obligations increased $15,000 for the second quarter of 2002 compared to the comparable period in 2001.

For the six months ended June 30, 2002 and 2001, (i) total management fees earned for the Emeritrust I communities were approximately $1.1 million for both periods, of which $1.1 million and $875,000, respectively, were recognized as revenue; (ii) total management fees earned for the Emeritrust II Development communities were $397,000, and $240,000, respectively, of which $358,000 and $185,000, respectively, were recognized as revenue; and (iii) management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $965,000 and $919,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities increased $444,000 for the first two quarters of 2002 compared to the comparable period in 2001.

For the Emeritrust I communities there was no funding obligation for the six months ended June 30, 2002, compared to $387,000 for the six months ended June 30, 2001. Our funding obligations for the Emeritrust II Development communities were $121,000 and $218,000 for the six months ended June 30, 2002 and 2001, respectively. Thus, our gross funding obligations decreased $484,000 for the first two quarters of 2002 compared to the comparable period in 2001.

OTHER  TRANSACTIONS

In January 2002, we entered into management and accounting services agreements with Regent Assisted Living, Inc. of Portland, Oregon, to manage or provide administrative services to 18 of their communities. The agreements provide for the Company receiving a fixed base management/service fee with some agreements having provisions for incentive fees based upon improved community performance. In February 2002, two of the communities were sold to a third party, owned or controlled by Dan Baty. Concurrently, we entered into agreements with these Baty entities to continue managing these communities for 5% of gross revenues. In March 2002, we began managing one additional Regent community. In April

2002, one community that we had been managing for Regent was sold to another entity and our management agreement terminated. Management fees recognized from managing the Regent communities were approximately $743,000 in the first two quarters of 2002.

In March 2002, we entered into a 15-year master lease arrangement with Health Care REIT, Inc. ("HC REIT") for four communities, two of which we previously held an ownership interest in and two of which we previously leased from another lessor. With respect to one community, located in Fairfield, California, we held a 50% economic interest with a related party investor, which was owned or controlled by Daniel R Baty, our chief executive officer. Concurrently with the closing of the HC REIT transaction, we purchased the related party investor's economic interest for his investment basis of $2.1 million plus a 9% return, a $2.95 million total payment and then sold the Fairfield facility to HC REIT. We recognized a loss on the repurchase of approximately $158,000, which is included in "Other, net" in the condensed consolidated statements of operations for the six months ended June 30, 2002. Another community, located in Paso Robles, California, was 50% owned by an outside investor. Also concurrently with the closing of the HC REIT transaction, we purchased the remaining 50% interest in this community for $2.65 million and then sold the Paso Robles facility to HC REIT. The remaining two communities, located in Hattiesburg, Mississippi, and Urbana, Illinois, were both under operating leases with a different lessor, which agreed to convey those communities directly to HC REIT. Concurrently with the closing of these four purchase and sale transactions, we entered into a master lease arrangement with HC REIT for all four communities and recognized a loss of approximately $372,000, which is recorded in "Other, net" in the condensed consolidated statements of operations for the six months ended June 30, 2002. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, we had a deferred gain on sale associated with the transaction that approximated $1.8 million and new lease acquisition costs of $1.0 million that are both being amortized over the lease period of 15 years.

In April 2002, we entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities for the assumption of the mortgage debt relating to the owned community and the lease obligations relating to the leased communities. The eight communities, comprising 617 units in Louisiana and Texas, had been operated previously by Horizon Bay Management L.L.C., a national seniors housing management company that manages the WHSLH Realty, L.L.C. portfolio of senior housing properties. In May and July, 2002, we assigned our rights under these agreements to entities wholly owned by Daniel
R. Baty, the our chief executive officer, and entered into a five-year agreement expiring April 30, 2007, with the Baty entities to manage the eight communities for a management fee of 5% of gross revenue. In completing the agreements with Horizon Bay, Mr. Baty personally guaranteed the mortgage and lease obligations. As a part of these agreements, we have the right to acquire the interests of the Baty entities in the eight communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying such Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the acquisition agreements, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.5 million in the first twelve months and $870,000 in the second twelve months following the closing. Under the management agreements with the Baty entities, Emeritus has agreed to fund any operating losses in excess of these limits over the five-year term of the management agreement. We recognized management fee revenue of approximately $133,000 from these communities for the quarter ended June 30, 2002.


RESULTS  OF  OPERATIONS

Critical  Accounting  Policies  and  Estimates.

Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, insurance deductibles and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are more significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We utilize third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon Emeritus's estimates of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required. We hold shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. We record an investment impairment charge when we believe this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

               [The rest of this page is intentionally left blank]

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.


                                                                                                      Period-to-Period
                                                                                                        Percentage
                                                                                                          Increase
                                                       Percentage  of  Revenues                          (Decrease)
                                     ----------------------------------------------------------  ----------------------------
                                            Three  Months                   Six  Months          Three  Months   Six  Months
                                                ended                         ended                  ended         ended
                                               June  30,                     June  30,             June  30,      June  30,
                                     ----------------------------  ----------------------------
                                         2002           2001           2002           2001         2001-2002      2001-2002
                                     -------------  -------------  -------------  -------------  -------------  -------------
Revenues. . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%         (3.3%)           0.3%
Expenses:
     Community operations . . . . .          62.0           56.6           59.4           58.0            5.9            2.7
     General and administrative . .          14.3           13.3           14.0           12.6            4.2           10.8
     Depreciation and amortization.           4.9            5.3            5.0            5.2           (9.8)          (4.0)
     Facility lease expense . . . .          21.8           19.5           20.2           19.6            8.2            3.4
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Total operating expenses .         103.0           94.6           98.5           95.4            5.3            3.5
                                     -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) from operations . . .          (3.0)           5.4            1.5            4.6         (153.6)         (67.1)
Other income (expense)
     Interest income. . . . . . . .           0.3            0.9            0.3            0.8          (64.5)         (60.2)
     Interest expense . . . . . . .          (8.4)         (10.0)          (8.2)         (10.1)         (19.3)         (18.3)
     Other, net . . . . . . . . . .          (0.5)          (0.3)          (1.1)          (0.4)          59.6          194.0


                                     -------------  -------------  -------------  -------------  -------------  -------------
         Net other expense. . . . .          (8.6)          (9.5)          (9.0)          (9.7)         (12.4)          (6.9)
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Net loss . . . . . . . . .        (11.6%)         (4.0%)         (7.5%)         (5.1%)         176.7%          48.0%
                                     =============  =============  =============  =============  =============  =============

The following discussion for the three and six months ended June 30, 2002, is exclusive of insurance surcharges and the move-in fee deferral unless otherwise noted.

Comparison  of  the  three  months  ended  June  30,  2002  and  2001
---------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the three months ended June 30, 2002, decreased by $1.2 million to $34.0 million from $35.2 million for the comparable period in 2001, or 3.3%.

The change in revenue is primarily the result of a decrease in community revenue of approximately $2.4 million, which resulted from the combined effect of several factors. In 2001, we disposed of two communities, which were not included in our consolidated portfolio in the second quarter of 2002 but were included in the comparable quarter of 2001. In the second quarter of 2002, we changed our accounting method for resident move-in fees to amortize such fees over the average period residents stay, where we had previously recognized all fees as revenues upon payment. This change resulted in recording approximately $1.8 million of deferred revenue at June 30, 2002. These decreases were partially offset by the net effect of an increase in average monthly revenue per unit and a decrease in the occupancy rate. The occupancy rate decreased 3.3 percentage points to 81.0% for the second quarter of 2002 from 84.3% for the second quarter of 2001. Average monthly revenue per unit was $2,533 for the second quarter of 2002 compared to $2,404 for the comparable quarter of 2001, an increase of approximately 5.4%.

The decrease in community revenue was partially offset by an increase in management fee revenue of $700,000 and other service fees of $490,000, most of which were insurance surcharges of approximately $342,000 recognized in the second quarter of 2002. Management fee revenue increased partly due to the increased number of communities under management agreements. In addition, improved performance of managed communities allowed us to recognize additional base management fees and performance-driven contingent management fees.

Community Operations: Community operating expenses for the three months ended June 30, 2002, increased by $1.2 million to $21.1 million from $19.9 million in the second quarter of 2001, or 5.9%. The change was comprised of a decrease of $650,000 due to the disposal of two communities and an increase totaling $1.8 million, primarily due to increases in liability, workers' compensation, and health insurance costs of $1.1 million and added personnel expense associated with our increasing emphasis on dementia care (Alzheimer's). Community operating expenses as a percentage of total operating revenue increased to 58.9% in the second quarter of 2002 from 56.6% in the second quarter of 2001.

General and Administrative: General and administrative (G&A) expenses for the three months ended June 30, 2002, increased $197,000 to $4.9 million from $4.7 million for the comparable period in 2001, or 4.2%. As a percentage of total operating revenues, G&A expenses increased to 13.6% for the three months ended June 30, 2002, compared to 13.3% for the three months ended June 30, 2001. G&A expenses rose primarily due to increases in the number of employees and normal increases in employee salaries. Recent growth in total communities managed through additional contracts has led to some added operational and administrative employees. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. These percentages were 5.7% and 6.8% for the three months ended June 30, 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the three months ended June 30, 2002, was $1.7 million compared to $1.9 million for the comparable period in 2001. This decrease is primarily due to decreased depreciable assets because of sales/leaseback arrangements. In 2002, depreciation and amortization represents 4.7% of total operating revenues, compared to 5.3% for the comparable period in 2001. The decrease as a percentage of revenues is due to decreased depreciable assets. Facility Lease Expense: Facility lease expense for the three months ended June 30, 2002, was $7.4 million compared to $6.8 million for the comparable period of 2001, representing an increase of $563,000, or 8.2%. While we leased 44 communities as of both June 30, 2002 and 2001, there were changes in the composition of the leased communities during the periods. As part of the HC REIT transaction discussed above, we refinanced two previously mortgaged communities with leases. Of the total increase in operating lease expense, approximately two-thirds resulted from the refinancing and the balance was attributable to rent escalation provisions in existing leases. Facility lease expense as a percentage of revenues was 20.7% for the three months ended June 30, 2002, and 19.5% for the three months ended June 30, 2001.

Interest Income: Interest income for the three months ended June 30, 2002, was $113,000 versus $318,000 for the comparable period of 2001. This decrease is primarily attributable to smaller balances in interest-bearing notes from affiliates, declining interest rates, and an adjustment in the second quarter of 2001 of $122,000 increasing interest income in the prior period.

Interest Expense: Interest expense for the three months ended June 30, 2002, was $2.9 million compared to $3.5 million for the comparable period of 2001. This decrease of $683,000, or 19.3%, is attributable to lower interest rates on our variable rate debt and to the sale/leaseback of two communities as part of the master lease arrangement with HC REIT, discussed above, which replaced mortgage interest with new operating lease payments. As a percentage of total operating revenues, interest expense decreased to 8.0% from 10.0% for the three months ended June 30, 2002 and 2001, respectively, reflecting lower interest rates .

Preferred dividends: For the three months ended June 30, 2002 and 2001, the preferred dividends were approximately $1.7 million and $1.6 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively in the first quarter of 2002. This caused the preferred dividends to be approximately $112,000 higher in the second quarter of 2002 as compared to the second quarter of 2001. In addition, since we have not paid these dividends for six consecutive quarters, both our Series A and Series B shareholders became entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time as we have paid the accrued dividends, but have not chosen to do so.

 Comparison  of  the  six  months  ended  June  30,  2002  and  2001
 -------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the six months ended June 30, 2002, increased by $202,000 to $70.2 million from $70.0 million for the comparable period in 2001, or 0.3%.

The change in revenue is primarily the result of a decrease in community revenue of approximately $2.9 million, which resulted from the combined effect of several factors. In 2001, we disposed of three communities, the results of which were not included in our consolidated portfolio in the first two quarters of 2002 but were included in the comparable quarters of 2001. In the second quarter of 2002, we changed our accounting method for resident move-in fees to amortize such fees over the average period residents stay, where we had previously recognized all fees as revenue upon payment. This change resulted in recording approximately $1.8 million of deferred revenue at June 30, 2002. This decrease was partially offset by the net effect of an increase in average monthly revenue per unit and a decrease in the occupancy rate. The occupancy rate decreased 3.3 percentage points to 81.5% for the first two quarters of 2002 from 84.8% for the comparable period in 2001. Average monthly revenue per unit was $2,514 for the first two quarters of 2002 compared to $2,375 for the comparable quarters of 2001, an increase of approximately 5.9%.

The decrease in community revenue was offset by an increase in management fee revenue of $2.2 million and other service fee revenue of $950,000, most of which were insurance surcharges of approximately $683,000 recognized in the first two quarters of 2002. Management fee revenue increased partly due to the increased number of communities under management agreements. In addition, improved performance of managed communities allowed us to recognize additional base management fees and performance-driven contingent management fees.

Community Operations: Community operating expenses for the six months ended June 30, 2002, increased by $1.1 million to $41.6 million from $40.5 million in the first two quarters of 2001, or 2.7%. The change was comprised of a decrease of $1.0 million due to the disposal of three communities and an increase totaling $2.1 million, primarily due to increases in liability, workers' compensation, and health insurance costs of $1.7 million and added personnel expense associated with our increasing emphasis on dementia care (Alzheimer's). Community operating expenses as a percentage of total operating revenue decreased to 57.9% in the second quarter of 2002 from 58.0% in the second quarter of 2001.

General and Administrative: General and administrative (G&A) expenses for the six months ended June 30, 2002, increased $953,000 to $9.8 million from $8.8 million for the comparable period in 2001, or 10.8%. As a percentage of total operating revenues, G&A expenses increased to 13.6% for the six months ended June 30, 2002, compared to 12.6% for the six months ended June 30, 2001. G&A expenses rose primarily due to increases in the number of employees, normal increases in employee salaries, and costs related to various employee benefit programs. Recent growth in total communities managed through additional contracts has led to some added operational and administrative employees. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. These percentages were 5.7% and 6.5% for the six months ended June 30, 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the six months ended June 30, 2002, was approximately $3.5 million compared to $3.7 million for the six months ended June 30, 2001. This decrease is primarily due to decreased
depreciable  assets  because  of  sales/leaseback  arrangements.   In  2002,
depreciation and amortization represents 4.9% of total operating revenues, compared to 5.2% for the comparable period in 2001. The decrease as a percentage of revenues is due to decreased depreciable assets and increased revenues.

Facility Lease Expense: Facility lease expense for the six months ended June 30, 2002, was $14.1 million compared to $13.7 million for the comparable period of 2001, representing an increase of $459,000, or 3.4%. While we leased 44 communities as of both June 30, 2002 and 2001, there were changes in the composition of the leased communities during the periods. The increase in expense was primarily due to lease escalator provisions in existing leases. Facility lease expense increases associated with the HC REIT transaction discussed above, were offset through reduced costs from the disposal of three communities in the first, third, and fourth quarters of 2001. Facility lease expense as a percentage of revenues remained virtually unchanged and was approximately 19.6% for the six months ended June 30, 2002 and 2001. Interest Income: Interest income for the six months ended June 30, 2002, was $222,000 versus $558,000 for the comparable period of 2001. This decrease is primarily attributable to smaller balances in interest-bearing notes from affiliates, declining interest rates, and an adjustment in the second quarter of 2001 of $122,000 increasing interest income in the prior period.

Interest Expense: Interest expense for the six months ended June 30, 2002, was $5.8 million compared to $7.1 million for the comparable period of 2001. This decrease of $1.3 million, or 18.3%, is attributable to lower interest rates on our variable rate debt and to the sale/leaseback of two communities as part of the master lease arrangement with HC REIT, as discussed above, which replaced mortgage interest with new operating lease payments. As a percentage of total operating revenues, interest expense decreased to 8.0%
from 10.0% for the six months ended June 30, 2002 and 2001, respectively, reflecting increased revenues in conjunction with lower interest rates in the first two quarters of 2002.

Other, net: Other, net (expense) increased by $489,000 to $741,000 for the six months ended June 30, 2002, from $252,000 for the six months ended June 30, 2001. The net change is predominately comprised of the following items: During the first two quarters of 2002, we repurchased a related party's economic interest in a 172-unit community resulting in an expense of $158,000. Additionally, the sale/leaseback of two communities and re-lease of two additional communities resulted in a transaction-related expense of $372,000, for a combined impact of $530,000 for the first two quarters of 2002. These expenses compare to sale/leaseback related gains in the two quarters ended June 30, 2001, of $189,000. This increase of $719,000 is offset by both a decrease of $198,000 in our net funding obligation expense associated with our obligation to fund operating deficits of the Emeritrust I and Emeritrust II Development communities and a property tax refund of approximately $64,000.

Preferred dividends: For the six months ended June 30, 2002 and 2001, the preferred dividends were approximately $3.7 million and $3.2 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively in the first quarter of 2002. This caused the preferred dividends to be approximately $498,000 higher in the first two quarters of 2002 as compared to the first two quarters of 2001. In addition, since we have not paid these dividends for six consecutive quarters, both our Series A and Series B shareholders became entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time as we have paid the accrued dividends, but have not chosen to do so.

Same  Community  Comparison

We operated 60 communities on a comparable basis during both the three months ended June 30, 2002 and 2001. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended June 30, 2002 and 2001.

                                        Three Months ended June 30,
                                             (In thousands)
                                                            Dollar   Percentage
                                   2002          2001       Change     Change
                               ------------  ------------  --------  -----------
Revenue . . . . . . . . . . .  $    31,241   $    32,131   $  (890)       (2.8%)
Community operating expenses.      (20,935)      (18,935)   (2,000)       (10.6)
                               ------------  ------------  --------  -----------
  Community operating income.       10,306        13,196    (2,890)       (21.9)
Depreciation & amortization .       (1,482)       (1,616)      134          8.3
Facility lease expense. . . .       (7,266)       (6,405)     (861)       (13.4)
                               ------------  ------------  --------  -----------
    Operating income. . . . .        1,558         5,175    (3,617)       (69.9)
Interest expense, net . . . .       (2,172)       (2,653)      481         18.1
Other income (expense). . . .           32           (92)      124          N/A
                               ------------  ------------  --------  -----------
    Net income (loss) . . . .  $      (582)  $     2,430   $(3,012)     (124.0%)
                               ============  ============  ========  ===========

The same communities represented $31.2 million or 91.8% of our total revenue of $34.0 million for the second quarter of 2002. Same community revenues decreased by $890,000 or 2.8% for the quarter ended June 30, 2002, from the comparable period in 2001. In the second quarter of 2002, we began deferring resident move-in fees to amortize such fees over the average period residents stay, where we had previously recognized all fees as revenue upon payment. Excluding this deferral of move-in fees, revenues would have increased approximately $903,000, partially due to insurance surcharges to residents of approximately $338,000 recognized in the period and the combined effects of declines in occupancy and rate increases. Average occupancy decreased to 81.2% in the second quarter of 2002 from 84.6% in the second quarter of 2001. Giving effect to the deferral of move-in fees, average revenue per unit increased by 5.3%.

Community operating expenses increased approximately $2.0 million due to a combination of factors, including higher liability insurance costs that were not fully offset by rate surcharges, normal salary increases, increases in workman's comp charges, health insurance and other employee costs, as well as normal increases in other operating expense categories. Occupancy expenses, consisting of facility lease expense, depreciation and amortization and interest expense rose approximately $246,000 as a result of net effect of sale/leaseback transactions relating to two communities, rent escalation related to other communities and new subordinated debt financing, partially offset by lower interest rates.

For the quarter ended June 30, 2002, net income decreased to a loss of $582,000 from $2.4 million income for the comparable period of 2001, as a result of the combined effect of the deferral of move-in fees and increases in community operating expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the six months ended June 30, 2002, net cash used in operating activities was $1.7 million compared to $1.8 million for the comparable period in the prior year. The primary components of operating cash used were the net loss of $5.2 million and the net increase in other operating assets and liabilities of $477,200, partially offset by depreciation and amortization of $3.5 million. The primary components of operating cash used for the six months ended June 30, 2001, were the net loss of $3.5 million, the net increase in other operating assets and liabilities of $1.4 million, and amortization of deferred gain of $380,000, partially offset by depreciation and amortization of $3.7 million.

Net cash provided by investing activities amounted to $19.8 million for the six months ended June 30, 2002, and was comprised primarily of funds from the HC REIT transaction previously discussed under "Other Transactions". Net cash provided by investing activities amounted to $4.4 million for the six months ended June 30, 2001, and was comprised primarily of repayment of advances by third parties and affiliates of $4.3 million and proceeds from the sale/leaseback of one community, which was partially offset by the acquisition of property and equipment and investment in lease acquisition costs.

For the six months ended June 30, 2002, net cash used in financing activities was $16.9 million primarily from long-term debt repayments, which include debt repayments related to the HC REIT transaction previously discussed under "Other Transactions", partially offset by decreases in restricted deposits and proceeds of long-term borrowings. For the six months ended June 30, 2001, net cash used in financing activities was $2.8 million primarily from the repayment of short-term and long-term borrowings.

In February 2002, through Heller Healthcare Finance, we refinanced three of the properties in our $71.8 million Deutsche Bank AG loan portfolio. The new loan of $30.6 million matures February 2004 and provides for monthly principal payments of approximately $39,000 in addition to interest at LIBOR plus four percent. This refinancing in turn satisfied our extension agreement dated May 31, 2001, with Deutsche Bank AG to extend to May 31, 2003 the maturity date of the remaining $46.3 million of debt, which is secured by the remaining seven properties in the original portfolio. The remaining balance of our Deutsche Bank AG loan of $40.6 million was reclassified from long-term to current portion of long-term debt during the second quarter of 2002.

We have incurred significant operating losses since our inception and have a working capital deficit of $59.2 million, although $2.5 million represents deferred revenues and $10.5 million of preferred cash dividends is only due if declared by our board of directors. To date, we have been dependent upon third party financing or disposition of assets to fund operations. We intend to continue to refinance or restructure debt as necessary with our current third party lenders. We cannot, however, guaranty that third party financing and refinancing or dispositions of assets will be available timely or on terms acceptable to us. In April 2002, we completed a lease and debt transaction having a beneficial impact on working capital of $6.7 million in conjunction with the HC REIT master lease transaction, more fully discussed in the

Notes to Condensed Consolidated Financial Statements and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations. With respect to the $40.6 million of mortgage debt that matures on May 31, 2003, we have been in discussions with the lender and others regarding restructuring or refinancing of the debt and, although we believe the issue will be resolved prior to the maturity of this debt, there has been no agreement reached at this time and we have no commitment for refinancing. If we are unable to restructure or refinance this debt, the lender could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the seven assisted living properties that secure this debt. In addition, this default would result in defaults under other leases and loan agreements. Except for the potential financial impact of being unable to refinance the aforementioned mortgage debt, we believe we have sufficient funds to sustain operations at least through June 30, 2003.

Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other lease and loan obligations. Such cross-default provisions affect 14 owned assisted living properties and 36 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At June 30, 2002, we are in compliance with our debt and lease covenants.


IMPACT  OF  INFLATION

To date, inflation has not had a significant impact on Emeritus. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for a resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

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

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At June 30, 2002, our variable rate borrowings totaled approximately $71.0 million. If market interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $1.4 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of June 30, 2002, and does not consider changes in the actual level of borrowings that may occur subsequent to June 30, 2002. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or our current funding requirements for the Emeritrust communities, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.


                           PART II. OTHER INFORMATION


Items  1  through  5  are  not  applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:


                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

  3.1      Restated Articles of Incorporation of registrant (Exhibit
           3.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
  3.2      Amended and Restated Bylaws of the registrant (Exhibit
           3.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
  4.1      Forms of 6.25% Convertible Subordinated Debenture due 2006
           (Exhibit 4.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
  4.2      Indenture dated February 15, 1996, between the registrant
           and Fleet National Bank ("Trustee") (Exhibit 4.2).. . . . . . . . . . . . . . . . . . .   (2)
  4.3      Preferred Stock Purchase Agreement (including Designation
           of Rights and Preferences of Series A Convertible
           Exchangeable Redeemable Preferred Stock of Emeritus
           Corporation Agreement, Registration of Rights Agreement and
           Shareholders Agreement) dated October 24, 1997, between the registrant ("Seller") and Merit Partners, LLC ("Purchaser")
           (Exhibit 4.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (12)
 10.1      Amended and Restated 1995 Stock Incentive Plan (Exhibit
           99.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (14)
 10.2      Stock Option Plan for Nonemployee Directors (Exhibit 10.2). . . . . . . . . . . . . . .   (2)
 10.3      Form of Indemnification Agreement for officers and
           directors of the registrant (Exhibit 10.3). . . . . . . . . . . . . . . . . . . . . . .   (1)
 10.4      Noncompetition Agreements entered into between the
           registrant and each of the following individuals:
           10.4.1   Daniel R. Baty (Exhibit 10.4.1), Raymond R.
                    Brandstrom (Exhibit 10.4.2) and Frank A. Ruffo
                    (Exhibit 10.4.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
 10.6      Form of Stock Purchase Agreement dated July 31, 1995,
           entered into between Daniel R. Baty and each of Michelle A.
           Bickford, Jean T. Fukuda, James S. Keller, George T. Lenes
           and Kelly J. Price (Exhibit 10.6).. . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

 10.8      Scottsdale Royale in Scottsdale, Arizona, and Villa
           Ocotillo in Scottsdale, Arizona. The following agreements
           are representative of those executed in connection with
           these properties:
           10.8.1   Loan Agreement dated December 31, 1996, in the
                    amount of $12,275,000 by the registrant
                    ("Borrower") and Lender (Exhibit 10.9.1).. . . . . . . . . . . . . . . . . . .   (5)
           10.8.2   Promissory Note dated December 31, 1996, in the
                    amount of $5,500,000 between the registrant to
                    Bank United (the "Lender") with respect to
                    Scottsdale Royale and Villa Ocotillo (Exhibit
                    10.9.3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.8.3   Deed of Trust, Security Agreement, Assignment of
                    Leases and Rents, and Fixture Filing (Financial
                    Statement) dated as of December 31, 1996, by the
                    registrant, as Trustor and debtor, to Chicago
                    Title Insurance Company, as Trustee, for the
                    benefit of the Lender, Beneficiary and secured
                    party with respect to Scottsdale Royale and Villa
                    Ocotillo (Exhibit 10.9.4). . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
 10.9      Rosewood Court in Fullerton, California, the Arbor at Olive
           Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington, Laurel Lake
           Estates in Vorhees, New Jersey, Green Meadows--Allentown in
           Allentown, Pennsylvania, Green Meadows--Dover in Dover,
           Delaware, Green Meadows--Latrobe in Latrobe, Pennsylvania,
           Green Meadows--Painted Post in Painted Post, New York,
           Heritage Health Center in Hendersonville, North Carolina.
           The following agreements are representative of those
           executed in connection with these properties:
           10.9.1   Lease Agreement dated March 29, 1996, between the
                    registrant ("Lessee") and Health Care Property
                    Investors, Inc. ("Lessor") (Exhibit 10.10.1).. . . . . . . . . . . . . . . . .   (3)
           10.9.2   First Amendment Lease Agreement dated April 25,
                    1996, by and between the registrant ("Lessee")
                    and Health Care Property Investors, Inc.
                    ("Lessor") (Exhibit 10.10.2).. . . . . . . . . . . . . . . . . . . . . . . . .   (3)
 10.11     Summer Wind in Boise, Idaho
           10.11.1  Lease Agreement dated as of August 31, 1995,
                    between AHP of Washington, Inc. and the
                    registrant (Exhibit 10.18.1).. . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.11.2  First Amended Lease Agreement dated as of
                    December 31, 1996, by and between the registrant
                    and AHP of Washington, Inc. (Exhibit 10.16.2). . . . . . . . . . . . . . . . .   (5)
 10.12     Silver Pines (formerly Willowbrook) in Cedar Rapids, Iowa
           10.12.1  Purchase and Sale Agreement (including Real
                    Estate Contract) dated January 4, 1995, between
                    Jabo, Ltd. ("Jabo") and the registrant (Exhibit
                    10.19.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.12.2  Assignment and Assumption Agreement with respect

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    to facility leases dated as of January 17, 1995,
                    by and between Jabo, as Assignor, and the
                    registrant, as Assignee (Exhibit 10.19.2). . . . . . . . . . . . . . . . . . .   (1)
 10.13     The Palisades in El Paso, Texas, Amber Oaks in San Antonio,
           Texas and Redwood Springs in San Marcos, Texas. The
           following agreements are representative of those executed
           in connection with these properties.
           10.13.1  Lease Agreement dated April 1, 1997, between ESC
                    III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee")
                    and Texas HCP Holding , L.P. ("Lessor") (Exhibit
                    10.4.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.13.2  First Amendment to Lease Agreement dated April 1,
                    1997, between Lessee and Texas HCP Holding , L.P.
                    Lessor (Exhibit 10.4.2). . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.13.3  Guaranty dated April 1, 1997, by the registrant
                    ("Guarantor") in favor of Texas HCP Holding ,
                    L.P. (Exhibit 10.4.3). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.13.4  Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding
                    , L.P. ("Assignee") (Exhibit 10.4.4).. . . . . . . . . . . . . . . . . . . . .   (6)
 10.14     Carriage Hill Retirement in Bedford, Virginia
           10.14.1  Lease Agreement dated August 31, 1994, between
                    the registrant, as Tenant, and Carriage Hill
                    Retirement of Virginia, Ltd. as Landlord (Exhibit
                    10.23.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.14.2  Supplemental Lease Agreement dated September 2,
                    1994 (Exhibit 10.23.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
 10.15     Green Meadows Communities
           10.15.1  Consent to Assignment of and First Amendment to
                    Asset Purchase Agreement dated September 1, 1995,
                    among the registrant, The Standish Care Company
                    and Painted Post Partnership, Allentown Personal
                    Car General Partnership, Unity Partnership,
                    Saulsbury General Partnership and P. Jules Patt
                    (collectively, the "Partnerships"), together with
                    Asset Purchase Agreement dated July 27, 1995,
                    among The Standish Care Company and the
                    Partnerships (Exhibit 10.24.1).. . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.15.2  Agreement to Provide Administrative Services to
                    an Adult Home dated October 23, 1995, between the
                    registrant and P. Jules Patt and Pamela J. Patt
                    (Exhibit 10.24.6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.15.3  Assignment Agreement dated October 19, 1995,
                    between the registrant, HCPI Trust and Health
                    Care Property Investors, Inc. (Exhibit 10.24.8). . . . . . . . . . . . . . . .   (1)
           10.15.4  Assignment and Assumption Agreement dated August
                    31, 1995, between the registrant and The Standish
                    Care Company (Exhibit 10.24.9).. . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.15.5  Guaranty dated October 19, 1995, by Daniel R.
                    Baty in favor of Health Care Property Investors,

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    Inc., and HCPI Trust (Exhibit 10.24.10). . . . . . . . . . . . . . . . . . . .   (1)
           10.15.6  Guaranty dated October 19, 1995, by the
                    registrant in favor of Health Care Property
                    Investors, Inc. (Exhibit 10.24.11).. . . . . . . . . . . . . . . . . . . . . .   (1)
           10.15.7  Second Amendment to Agreement to provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners
                    and the registrant (Exhibit 10.2). . . . . . . . . . . . . . . . . . . . . . .  (10)
 10.16     Carolina Communities
           10.16.1  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Countryside Facility (Exhibit 10.23.1).. . . . . . . . . . . . . . . . . . . .   (2)
           10.16.3  Promissory Note dated as of January 26, 1996, in
                    the amount of $3,991,190 from Heritage Hills
                    Retirement, Inc. ("Borrower") to Health Care
                    Property Investors, Inc. ("Lender")
                    (Exhibit 10.23.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.4  Loan Agreement dated January 26, 1996, between
                    the Borrower and the Lender (Exhibit 10.23.5). . . . . . . . . . . . . . . . .   (2)
           10.16.5  Guaranty dated January 26, 1996, by the
                    registrant in favor of the Borrower (Exhibit
                    10.23.6).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.6  Deed of Trust with Assignment of Rents, Security
                    Agreement and Fixture Filing dated as of January
                    26, 1996, by and among Heritage Hills Retirement,
                    Inc. ("Grantor"), Chicago Title Insurance Company
                    ("Trustee") and Health Care Property Investor,
                    Inc. ("Beneficiary") (Exhibit 10.23.7).. . . . . . . . . . . . . . . . . . . .   (2)
           10.16.7  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Heritage Lodge
                    Facility (Exhibit 10.23.8).. . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.8  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Pine Park Facility
                    (Exhibit 10.23.9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.9  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Skylyn Facility (Exhibit 10.23.10).. . . . . . . . . . . . . . . . . . . . . .   (2)
           10.16.10 Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Summit Place Facility (Exhibit 10.23.11).. . . . . . . . . . . . . . . . . . .   (2)
           10.16.11 Amendment to Deed of Trust dated April 25, 1996,
                    between Heritage Hills Retirement, Inc.
                    ("Grantor"), and Health Care Property Investors,
                    Inc. ("Beneficiary") (Exhibit 10.21.12). . . . . . . . . . . . . . . . . . . .   (5)
 10.17     Development Property in Fairfield, California
           10.17.1  Loan Agreement in the amount of $12,800,000 dated
                    January 10, 1997, between Fairfield Retirement
                    Center, LLC ("Borrower") and the Finova Capital

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    Corporation ("Lender") (Exhibit 10.31.1).. . . . . . . . . . . . . . . . . . .   (5)
           10.17.2  Promissory Note dated January 10, 1997, in the
                    amount of $12,800,000 between Fairfield
                    Retirement Center, LLC ("Borrower") and Finova
                    Capital Corporation ("Lender") (Exhibit 10.31.2).. . . . . . . . . . . . . . .   (5)
           10.17.3  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated
                    January 10, 1997, between Fairfield Retirement
                    Center, LLC ("Trustor"), Chicago Title Company
                    ("Trustee") and Finova Capital Corporation
                    ("Beneficiary") (Exhibit 10.31.3). . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.17.4  Guaranty Agreement dated January 10, 1997,
                    between the registrant ("Guarantor") and Finova
                    Capital Corporation ("Lender") (Exhibit
                    10.31.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.17.5  Fairfield restructuring agreement between the registrant and
                    Fairfield Assisted Living, L.L.C., dated March 28, 2002. . . . . . . . . . . .  (25)
 10.18     Garrison Creek Lodge in Walla Walla, Washington, Cambria
           in El Paso Texas, and Sherwood Place in Odessa, Texas.
           The following agreements are representative of those
           executed in connection with these properties:
           10.18.1  Lease Agreement dated July, August and
                    September 1996, between the registrant
                    ("Lessee") and American Health Properties, Inc.
                    ("Lessor") (Exhibit 10.3.1). . . . . . . . . . . . . . . . . . . . . . . . . .   (4)
           10.18.2  First Amendment to Lease Agreement dated
                    December 31, 1996, between the registrant
                    ("Lessee") and AHP of Washington, Inc.,
                    ("Lessor") (Exhibit 10.35.2).. . . . . . . . . . . . . . . . . . . . . . . . .   (5)
 10.19     Cobblestone at Fairmont in Manassas, Virginia
           10.19.1  Loan Agreement effective as of October 26,
                    1995, between the registrant and Health Care
                    REIT, Inc. (Exhibit 10.42.1).. . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.19.2  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated as
                    of October 26, 1995, by the registrant to
                    Health Care REIT, Inc. (Exhibit 10.42.2).. . . . . . . . . . . . . . . . . . .   (1)
           10.19.3  Note dated October 26, 1995, from the
                    registrant to Health Care REIT, Inc. (Exhibit
                    10.42.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.19.4  Unconditional and Continuing Guaranty dated as
                    of October 26, 1995, by Daniel R. Baty in favor
                    of Health Care REIT, Inc. (Exhibit 10.42.4). . . . . . . . . . . . . . . . . .   (1)
 10.20     Rosewood Court in Fullerton, California, The Arbor at
           Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington and Laurel
           Lake Estates in Voorhees, New Jersey, Green Meadows--
           Allentown in Allentown, Pennsylvania, Green Meadows--
           Dover in Dover, Delaware, Green Meadows--Latrobe in
           Latrobe, Pennsylvania, Green Meadows--Painted Post in

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

           Painted Post, New York. The following agreements are
           representative of those executed in connection with these
           properties:
           10.20.1  Second Amended Lease Agreement dated as of
                    December 30, 1996, by and between the
                    registrant and Health Care Property Investors,
                    Inc. (Exhibit 10.37.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
 10.21     Cooper George Partners Limited Partnership
           10.21.1  Deed of Trust, Trust Indenture, Assignment,
                    Assignment of Rents, Security Agreement,
                    Including Fixture Filing and Financing
                    Statement dated June 30, 1998, between Cooper
                    George Partners Limited Partnership
                    ("Grantor"), Chicago Title Insurance Company
                    ("Trustee") and Deutsche Bank AG, New York
                    Branch ("Beneficiary") (Exhibit 10.3.1). . . . . . . . . . . . . . . . . . . .  (15)
           10.21.2  Partnership Interest Purchase Agreement dated
                    June 4, 1998, between Emeritus Real Estate LLC
                    IV ("Seller") and Columbia Pacific Master Fund
                    98 General Partnership ("Buyer") (Exhibit
                    10.3.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.21.3  Credit Agreement dated June 30, 1998, between
                    Cooper George Partners Limited Partnership
                    ("Borrower") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.3.3).. . . . . . . . . . . . . . . . . . . . . .  (15)
           10.21.4  Amended and Restated Agreement of Limited
                    Partnership of Cooper George Partners Limited
                    Partnership dated June 29, 1998, between
                    Columbia Pacific Master Fund '98 General
                    Partnership, Emeritus Real Estate IV, L.L.C.
                    and Bella Torre De Pisa Limited Partnership
                    (Exhibit 10.3.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.21.5  Guaranty and Limited Indemnity Agreement dated
                    June 30, 1998, between Daniel R. Baty
                    ("Guarantor") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.3.6).. . . . . . . . . . . . . . . . . . . . . .  (15)
           10.21.6  Promissory Note dated June 30, 1998, between
                    Cooper George Limited Partnership ("Borrower")
                    and Deutsche Bank, AG, New York Branch
                    ("Lender") (Exhibit 10.3.7). . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
 10.22     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.44). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
 10.23     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.45). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
 10.24     Office Lease Agreement dated April 29, 1996, between
           Martin Selig ("Lessor") and the registrant ("Lessee")

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

           (Exhibit 10.8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3)
 10.25     Colonie Manor in Latham, New York, Bassett Manor in
           Williamsville, New York, West Side Manor in Liverpool, New
           York, Bellevue Manor in Syracuse, New York, Perinton Park
           Manor in Fairport, New York, Bassett Park Manor in
           Williamsville, New York, Woodland Manor in Vestal, New York,
           East Side Manor in Fayetteville, New York and West Side Manor
           in Rochester, New York. The following agreement is
           representative of those executed in connection with these
           properties:
           10.25.1  Lease Agreement dated September 1, 1996, between
                    Philip Wegman ("Landlord") and Painted Post
                    Partners ("Tenant") (Exhibit 10.4.1).. . . . . . . . . . . . . . . . . . . . .   (4)
           10.25.2  Agreement to Provide Administrative Services to an
                    Adult Home dated September 2, 1996, between the
                    registrant and Painted Post Partners ("Operator")
                    (Exhibit 10.4.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4)
           10.25.3  First Amendment to Agreement to Provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners and
                    the registrant (Exhibit 10.1). . . . . . . . . . . . . . . . . . . . . . . . .  (10)
 10.26     Columbia House Communities.
           10.26.1  Management Services Agreement between the
                    Registrant ("Manager") and Columbia House, LLC
                    ("Lessee") dated November 1, 1996, with respect to
                    Camlu Retirement (Exhibit 10.6.1). . . . . . . . . . . . . . . . . . . . . . .   (4)
           10.26.2  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House LLC ("Lessee") with respect to York
                    Care.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
           10.26.3  Commercial Lease Agreement dated January 13, 1997, between Albert M. Lynch ("Landlord") and Columbia
                    House, LLC ("Tenant") with respect to York Care
                    (Exhibit 10.3.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.26.4  Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia
                    House LLC ("Owner") with respect to Autumn Ridge
                    (Exhibit 10.3.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (9)
           10.26.5  Agreement to Provide Accounting and Administrative
                    Services dated October 1, 1997, between Acorn
                    Service Corporation ("Administrator") and Vancouver
                    Housing, L.L.C., ("Manager") with respect to Van
                    Vista and Columbia House (Exhibit 10.6.1). . . . . . . . . . . . . . . . . . .  (12)
           10.26.6  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,
                    L.L.C., Acorn Service Corporation and Camlu Coeur
                    d'Alene, L.L.C. with respect to Camlu. . . . . . . . . . . . . . . . . . . . .  (13)
           10.26.7  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    L.L.C., Acorn Service Corporation and Autumn Ridge
                    Herculaneum, L.L.C. with respect to Autumn Ridge.. . . . . . . . . . . . . . .  (13)
           10.26.8  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House LLC ("Owner") with respect to Park
                    Lane.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.27     Vickery Towers in Dallas, Texas
           10.27.1  Partnership Interest Purchase and Sale Agreement
                    dated June 4, 1998, between ESC GP II, Inc. and
                    Emeritus Properties IV, Inc. (together "Seller")
                    and Columbia Pacific Master Fund 98 General
                    Partnership and Daniel R. Baty (together
                    "Purchaser") (Exhibit 10.4.1). . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.27.2  Amended and Restated Agreement of Limited
                    Partnership of ESC II, LP dated June 30, 1998,
                    between Columbia Pacific Master Fund '98 General
                    Partnership and Daniel R. Baty (Exhibit 10.4.2). . . . . . . . . . . . . . . .  (15)
           10.27.3  Agreement to Provide Management Services To An
                    Independent and Assisted Living Facility dated June
                    30, 1998, between ESC II, LP ("Owner") and ESC III,
                    LP ("Manager") (Exhibit 10.4.3). . . . . . . . . . . . . . . . . . . . . . . .  (15)
 10.28     Concorde in Las Vegas, Nevada
           10.28.1  Purchase and Sale Agreement dated July 9, 1996,
                    between the registrant ("Purchaser") and Sunday
                    Estates, Inc. ("Seller") (Exhibit 10.56.1).. . . . . . . . . . . . . . . . . .   (5)
           10.28.2  First Amendment to Purchase and Sale Agreement
                    dated July 11, 1996, between the registrant the
                    Seller (Exhibit 10.56.2).. . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
 10.29     Development Properties in Auburn, Massachusetts, Louisville,
           Kentucky and Rocky Hill, Connecticut. The following
           agreements are representative of those executed in connection with these properties:
           10.29.1  Lease Agreement dated February 1996, between the
                    registrant ("Lessee") and LM Auburn Assisted Living
                    LLC, and LM Louisville Assisted Living LLC,
                    ("Landlords") with respect to the development
                    properties in Auburn and Louisville (Exhibit
                    10.58.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.2  Amended and Restated Lease Agreement dated February
                    26, 1996, between the registrant ("Lessee") and LM
                    Rocky Hill Assisted Living Limited Partnership,
                    ("Landlord") with respect to the development
                    property in Rocky Hill (Exhibit 10.58.2).. . . . . . . . . . . . . . . . . . .   (5)
           10.29.3  Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted
                    Living LLC, ("Landlord") with respect to the
                    development property in Chelmsford (Exhibit
                    10.58.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.4  Promissory Note in the amount of $1,255,000 dated

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    December 1996, between the registrant ("Lender")
                    and LM Auburn Assisted Living LLC, ("Borrower")
                    with respect to the development property in
                    Auburn (Exhibit 10.58.4).. . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.5  Promissory Note in the amount of $1,450,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Louisville Assisted Living LLC,
                    ("Borrower") with respect to the development
                    property in Louisville (Exhibit 10.58.5).. . . . . . . . . . . . . . . . . . .   (5)
           10.29.6  Promissory Note in the amount of $1,275,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Rocky Hill Assisted Living Limited
                    Liability Partnership, ("Borrower") with respect
                    to the development property in Rocky Hill
                    (Exhibit 10.58.6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.29.7  Promissory Note in the amount of $300,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Chelmsford Assisted Living LLC,
                    ("Borrower") with respect to the development
                    property in Chelmsford (Exhibit 10.58.7).. . . . . . . . . . . . . . . . . . .   (5)
 10.30     Development Properties in Cheyenne, Wyoming and Auburn,
           California. The following agreements are representative of those executed in connection with these properties.
           10.30.1  Management Agreement dated May 30, 1997, between
                    Willard Holdings, Inc., ("Owner") and the
                    registrant ("Manager") (Exhibit 10.5.1). . . . . . . . . . . . . . . . . . . .   (9)
           10.30.2  Lease Agreement dated May 30, 1997, between
                    Willard Holdings, Inc., ("Lessor") and the
                    registrant ("Lessee") (Exhibit 10.5.2).. . . . . . . . . . . . . . . . . . . .   (9)
 10.31     Senior Management Employment Agreements and Amendments
           entered into between the registrant and each of the
           following individuals:
           10.31.1  Frank A. Ruffo (Exhibit 10.6.2), Kelly J. Price
                    (Exhibit 10.6.3), Gary D. Witte (Exhibit 10.6.4),
                    Sarah J. Curtis (Exhibit 10.6.4), and Raymond R.
                    Brandstrom (Exhibit 10.6.5). . . . . . . . . . . . . . . . . . . . . . . . . .   (9)
           10.31.2  Raymond R. Brandstrom (Exhibit 10.11.1), Gary D.
                    Witte ( Exhibit 10.11.2), Frank A. Ruffo (Exhibit
                    10.11.3), Sarah J. Curtis (Exhibit 10.11.4), and
                    Kelly J. Price (Exhibit 10.11.5) . . . . . . . . . . . . . . . . . . . . . . .   (9)
 10.32     La Casa Grande in New Port Richey, Florida, River Oaks in
           Englewood, Florida, and Stanford Centre in Altamonte
           Springs, Florida. The following agreements are
           representative of those executed in connection with these
           properties.
           10.32.1  Stock Purchase Agreement dated September 30,
                    1996, between Wayne Voegele, Jerome Lang, Ronald
                    Carlson, Thomas Stanford, Frank McMillan, Lonnie
                    Carlson, and Carla Holweger ("Seller") and the
                    registrant ("Purchaser") with respect to La Casa

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    Grande (Exhibit 10.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
           10.32.2  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to La Case Grande
                    (Exhibit 10.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
           10.32.3  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to River Oaks (Exhibit 10.3).. . . . . . . . . . . . . . . . . . . . .   (7)
           10.32.4  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to River Oaks (Exhibit
                    10.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
           10.32.5  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to Stanford Centre (Exhibit 10.5). . . . . . . . . . . . . . . . . . .   (7)
           10.32.6  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to Stanford Centre
                    (Exhibit 10.6).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
 10.33     Painted Post Partnership
           10.33.1  Painted Post Partners Partnership Agreement dated
                    October 1, 1995 (Exhibit 10.24.7). . . . . . . . . . . . . . . . . . . . . . .   (1)
           10.33.2  First Amendment to Painted Post Partners
                    Partnership Agreement dated October 22, 1996,
                    between Daniel R. Baty and Raymond R. Brandstrom
                    (Exhibit 10.20.20).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
           10.33.3  Indemnity Agreement dated November 3, 1996,
                    between the registrant and Painted Post Partners
                    (Exhibit 10.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (10)
           10.33.4  First Amendment to Indemnity Agreement dated
                    January 1, 1997, between the registrant and
                    Painted Post Partners (Exhibit 10.4).. . . . . . . . . . . . . . . . . . . . .  (10)
           10.33.5  Undertaking and Indemnity Agreement dated October
                    23, 1995, between the registrant, P. Jules Patt
                    and Pamela J. Patt and Painted Post Partnership
                    (Exhibit 10.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (10)
           10.33.6  First Amendment to Undertaking and Indemnity
                    Agreement dated January 1, 1997, between Painted
                    post Partners and the registrant (Exhibit 10.6). . . . . . . . . . . . . . . .  (10)
           10.33.7  First Amendment to Non-Competition Agreement
                    between the registrant and Daniel R. Baty
                    (Exhibit 10.1.1) and Raymond R. Brandstrom
                    (Exhibit 10.1.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (11)
 10.34     Ridgeland Court in Ridgeland, Mississippi
           10.34.1  Master Agreement and Subordination Agreement
                    dated September 5, 1997, between the
                    registrant, Emeritus Properties I, Inc., and
                    Mississippi Baptist Health Systems, Inc.
                    (Exhibit 10.1.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (12)
           10.34.2  License Agreement dated September 5, 1997,

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    between the registrant and its subsidiary and
                    affiliated corporations and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.2). . . . . . . . . . . . . . . . . . . . .  (12)
           10.34.3  Economic Interest Assignment Agreement and
                    Subordination Agreement dated September 5,
                    1997, between the registrant, Emeritus
                    Properties I, Inc., and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.3). . . . . . . . . . . . . . . . . . . . .  (12)
           10.34.4  Operating Agreement for Ridgeland Assisted
                    Living, L.L.C. dated December 23, 1998, between
                    the registrant, Emeritust Properties XI, L.L.C.
                    and Mississippi Baptist Medical Enterprises,
                    Inc. (Exhibit 10.46.4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.34.5  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company LLC. (Exhibit 10.46.5).. . . . . . . . . . . . . . . . . . . . . . . .  (16)
 10.35     Development Property in Urbana, Illinois.
           10.35.1  Lease Agreement dated September 10, 1997,
                    between ALCO IV, L.L.C. ("Lessor") and the
                    registrant ("Lessee") (Exhibit 10.2.1).. . . . . . . . . . . . . . . . . . . .  (12)
           10.35.2  Management Agreement dated September 10, 1997,
                    between the registrant ("Manager") and ALCO IV,
                    L.L.C. ("Owner") (Exhibit 10.2.2). . . . . . . . . . . . . . . . . . . . . . .  (12)
           10.35.3  Purchase agreement for Urbana between HRT of Illinois ("Seller")
                    and the registrant ("Purchaser") dated March 27, 2002. . . . . . . . . . . . .  (25)
 10.36     Amendment to Office Lease Agreement dated September 6,
           1996, between Martin Selig ("Lessor") and the registrant. . . . . . . . . . . . . . . .  (13)
 10.37     Villa Del Rey in Escondido, California
           10.37.1  Purchase and Sale Agreement dated December 19,
                    1996, between the registrant ("Purchaser") and
                    Northwest Retirement ("Seller") (Exhibit
                    10.1.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
 10.38     Development Property in Paso Robles, California
           10.38.1  Agreement of TDC/Emeritus Paso Robles
                    Associates dated June 1, 1995, between the
                    registrant and TDC Convalescent, Inc. (Exhibit
                    10.2.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.2  Loan Agreement in the amount of $6,000,000
                    dated February 15, 1997, between Finova Capital
                    Corporation ("Lender") and TDC/Emeritus Paso
                    Robles Associates ("Borrower") (Exhibit
                    10.2.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.3  Promissory Note dated February 28, 1997, in the
                    amount of $6,000,000 between Finova Capital
                    Corporation ("Lender") and TDC/Emeritus Paso
                    Robles Associates ("Borrower") (Exhibit
                    10.2.3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.4  Deed of Trust, Security Agreement, Assignment
                    of Leases and Rents and Fixture Filing dated
                    February 18, 1997, between TDC/Emeritus Paso

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    Robles Associates ("Trustor"), Chicago Title
                    Company ("Trustee") and Finova Capital
                    Corporation ("Beneficiary") (Exhibit 10.2.4).. . . . . . . . . . . . . . . . .   (6)
           10.38.5  Guaranty between TDC Convalescent, Inc.
                    ("Guarantor") and Finova Capital Corporation
                    (Exhibit 10.2.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.6  Guaranty between the registrant ("Guarantor")
                    and Finova Capital Corporation (Exhibit
                    10.2.6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
           10.38.7  Purchase and Sale Agreement between TDC Convalescent, Inc.
                    ("Seller") and the registrant ("Purchaser") dated March 26, 2002.. . . . . . .  (25)
 10.39     Development Property in Staunton, Virginia
           10.39.1  Purchase and Sale Agreement dated February 5,
                    1997, between Greencastle Retirement Partners,
                    L.L.C. ("Purchaser") and Gail G. Brown
                    ("Seller") (Exhibit 10.72.1).. . . . . . . . . . . . . . . . . . . . . . . . .  (13)
           10.39.2  Assignment and Assumption of Purchase and Sale
                    Agreement dated February 12, 1997, between
                    Greencastle Retirement Partners, L.L.C. and the
                    registrant.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.40     Development Property in Jamestown New York
           10.40.1  Purchase Agreement dated December 12, 1996,
                    between June Fagerstrom ("Seller") and Wegman
                    Family LLC ("Buyer") (Exhibit 10.73.1).. . . . . . . . . . . . . . . . . . . .  (13)
           10.40.2  Assignment and Assumption Agreement dated
                    December 30, 1997, between Wegman Family LLC
                    ("Assignor") and Painted Post Partners
                    ("Assignee") (Exhibit 10.73.2).. . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.41     Development Property in Danville, Illinois
           10.41.1  Purchase and Sale Agreement dated October 14,
                    1997, between South Bay Partners, Inc.
                    ("Purchaser") and Elks Lodge No. 332, BPOE
                    ("Seller") (Exhibit 10.74.1).. . . . . . . . . . . . . . . . . . . . . . . . .  (13)
           10.41.2  Assignment and Assumption of Purchase and Sale
                    Agreement dated October 21, 1997, between South
                    Bay Partners, Inc. and the registrant (Exhibit
                    10.74.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.42     Development Property in Biloxi, Mississippi
           10.42.1  Management Agreement dated December 18, 1997,
                    between the registrant ("Manager") and ALCO
                    VII, L.L.C. ("Owner") (Exhibit 10.75.1). . . . . . . . . . . . . . . . . . . .  (13)
           10.42.2  Lease Agreement dated September 29, 2000,
                    between the registrant ("Lessee") and HR
                    Acquisition Corporation ("Lessor") (Exhibit
                    10.75.2).
 10.43     Sanyo Electric Co., Ltd.
           10.43.1  Agreement entered into on May 30, 1996, between
                    the registrant and Sanyo Electric Co., Ltd. for
                    the interest in jointly entering the
                    development, construction and /or operation of

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    the Senior Housing Business in Japan (Exhibit
                    10.76.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
           10.43.2  Joint Venture Agreement entered into on July 9,
                    1997, between the registrant and Sanyo Electric
                    Co., Ltd. (Exhibit 10.76.2). . . . . . . . . . . . . . . . . . . . . . . . . .  (13)
 10.44     Lakeridge Place in Wichita Falls, Texas, Meadowlands
           Terrace in Waco, Texas, Saddleridge Lodge in Midland,
           Texas and Sherwood Place in Odessa, Texas. The following
           agreements are representative of those executed in
           connection with these properties.
           10.44.1  Management and Consulting Agreement dated
                    February 1, 1998, between ESC I, L.P., and XL
                    Management Company L.L.C. (Exhibit 10.78.1). . . . . . . . . . . . . . . . . .  (13)
 10.45     1998 Employee Stock Purchase Plan (Exhibit 99.2). . . . . . . . . . . . . . . . . . . .  (14)
 10.46     River Oaks in Englewood, California, Stanford Center in
           Alamonte Springs, La Casa Grande in New Port Richey,
           Florida, Silver Pines in Cedar Rapids, Iowa, Villa Del
           Rey in Escondido, California, Spring Meadows in Bozeman,
           Montana, Juniper Meadows in Lewiston, Idaho and Fulton
           Villa in Stockton, California.
           10.46.1  Credit Agreement dated April 29, 1998, between
                    Emeritus Properties II, Inc., Emeritus
                    Properties V, Inc., and Emeritus Properties
                    VII, Inc. ("Borrowers") and Deutsche Bank AG,
                    New York Branch ("Lender") (Exhibit 10.2.1). . . . . . . . . . . . . . . . . .  (15)
           10.46.2  Amended and Restated Guaranty and Limited
                    Indemnity Agreement dated June 30, 1998,
                    between Emeritus Corporation ("Guarantor") and
                    Deutsche Bank AG ("Lender") (Exhibit 10.2.2).. . . . . . . . . . . . . . . . .  (15)
           10.46.3  Amendment to Credit Agreement and Restatement
                    of Article IX dated June 30, 1998, between
                    Emeritus Properties II, Inc., Emeritus
                    Properties III, Inc., Emeritus Properties V and
                    Emeritus Properties VII, Inc. (together
                    "Borrowers") and Deutsche Bank AG ("Lender")
                    (Exhibit 10.2.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.46.4  Guaranty and Limited Indemnity Agreement dated
                    April 29, 1998, between Emeritus Corporation
                    ("Grantor") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.2.4).. . . . . . . . . . . . . . . . . . . . . .  (15)
           10.46.5  Promissory Note dated June 30, 1998, between
                    Emeritus Properties III, Inc. ("Borrower") and
                    Deutsche Bank AG, New York Branch ("Lender")
                    (Exhibit 10.2.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.46.6  Future Advance Promissory Note dated April 29,
                    1998, between Emeritus Properties V, Inc.
                    ("Borrower") and Deutsche Bank AG, New York
                    Branch ("Lender") (Exhibit 10.2.6).. . . . . . . . . . . . . . . . . . . . . .  (15)
           10.46.7  Extension Agreement dated May 31, 2001, between
                    Emeritus Properties II, Inc., Emeritus Properties V, Inc.,

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    Emeritus Properties VII, Inc. ("Original Borrrowers"),
                    Emeritus Properties III, Inc. ("Additional Borrower"),
                   and Deutsche Bank AG, New York Branch ("Lender") (Exhibit 10.1).. . . . . . . .  (22)
           10.46.8  Loan Agreement dated February 8, 2002, between Heller
                   Healthcare Finance, Inc. ("Lender") and ESC - Puyallup, LLC,
                   ESC - Port St. Richie, LLC, and ESC - Bozeman, LLC ("Borrower").. . . . . . . .  (24)
 10.47     Courtyard at the Willows In Puyallup, Washington
           10.47.1  Deed of Trust, Trust Indenture, Assignment,
                    Assignment of Rents, Security Agreement,
                    Including Fixture Filing and Financing
                    Statement dated June 30, 1998, between Emeritus
                    Properties III, Inc. ("Grantor") and Chicago
                    Title Insurance Company ("Trustee") and
                    Deutsche Bank AG, New York Branch
                    ("Beneficiary") (Exhibit 10.7.1).. . . . . . . . . . . . . . . . . . . . . . .  (15)
           10.47.2  Mortgage, Open-End Mortgage, Advance Money
                    Mortgage, Trust Deed, Deed Of Trust, Trust
                    Indenture, Assignment, Assignment of Rents,
                    Security Agreement, Including Fixture Filing
                    and Financing Statement dated June 30, 1998,
                    between Emeritus Properties III, Inc.
                    ("Grantor, Mortgagor") and Deutsche Bank, AG,
                    New York Branch (Exhibit 10.7.2).. . . . . . . . . . . . . . . . . . . . . . .  (15)
 10.48     Silver Pines in Cedar Rapids, Iowa, Spring Meadows in
           Bozeman, Montana and Juniper Meadows in Lewiston, Idaho.
           10.48.1  Promissory Note dated April 29, 1998, between
                    Emeritus Properties II ("Borrower") and
                    Deutsche Bank AG, New York Branch (Exhibit
                    10.8.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)
 10.49     Richland Gardens in Richland, Washington, Charlton Place
           in Tacoma Washington, The Pines of Goldsboro in
           Goldsboro, North Carolina, Silverleaf Manor in Meridian,
           Mississippi and Wilburn Gardens in Fredericksburg,
           Virginia. The following agreement is representative of
           those executed in connection with these properties.
           10.49.1  Agreement To Provide Management Services To An
                    Assisted Living Facility dated February 2,
                    1998, between Richland Assisted, L.L.C.
                    ("Owner") and Acorn Service Corporation
                    ("Manager") (Exhibit 10.9.1).. . . . . . . . . . . . . . . . . . . . . . . . .  (15)
 10.50     Richland Gardens in Richland, Washington, The Pines of
           Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
           in Meridian, Mississippi, Wilburn Gardens in
           Fredericksburg, Virginia and Park Lane in Toledo, Ohio.
           The following agreement is representative of those
           executed in connection with these properties.
           10.50.1  Marketing Agreement dated February 2, 1998,
                    between Acorn Service Corporation ("Acorn") and
                    Richland Assisted, L.L.C. ("RALLC") (Exhibit
                    10.10.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (15)

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

 10.51     Kirkland Lodge in Kirkland, Washington
           10.51.1  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company LLC. (Exhibit 10.46.5).. . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.51.2  Loan Agreement dated December 28, 1998, between
                    Emeritus Properties X, L.L.C and Guaranty
                    Federal Bank (Exhibit 10.65.2).. . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.51.3  Promissory Note Agreement dated December 28,
                    1998, between Emeritus Properties X, L.L.C and
                    Guaranty Federal Bank (Exhibit 10.65.3). . . . . . . . . . . . . . . . . . . .  (16)
           10.51.4  Guaranty Agreement dated December 28, 1998,
                    between the registrant and Guaranty Federal
                    Bank (Exhibit 10.65.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (16)
 10.52     Emeritrust Communities
           10.52.1  Purchase and Sale Agreement dated December 30,
                    1998, between the registrant, Emeritus
                    Properties VI, Inc., ESC I, L.P. and AL
                    Investors LLC. (Exhibit 10.66.1).. . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.52.2  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities dated December 30,
                    1998, between the registrant, Emeritus
                    Properties I, Inc. Emeritus Properties VI,
                    Inc., ESC I, L.P. and AL Investors LLC.
                    (Exhibit 10.66.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.52.3  Management Agreement with Option to Purchase
                    dated December 30, 1998, between the
                    registrant, Emeritus Management I LP, Emeritus
                    Properties I, Inc, ESC I, L.P., Emeritus
                    Management LLC and AL Investors LLC. (Exhibit
                    10.66.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.52.4  Guaranty of Management Agreement and Shortfall
                    Funding Agreement dated December 30, 1998,
                    between the registrant and AL Investors LLC.
                    (Exhibit 10.66.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (16)
           10.52.5  Put and Purchase Agreement dated December 30,
                    1998, between Daniel R. Baty and AL Investors
                    LLC. (Exhibit 10.66.5) Second Emeritrust.. . . . . . . . . . . . . . . . . . .  (16)
          10.52.6  First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated March 22, 2001, between the registrant, Emeritus Management I LP, and AL
                   Investors LLC.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
          10.52.7  Amendment to Guaranty of Management Agreement and
                  Shortfall Funding Agreement (Emeritrust 25) dated March 22, 2001, between the registrant and AL Investors LLC. . . . . . . . . . . . . . . . . . .  (24)
          10.52.8  Second Amendment to Put and Purchase Agreement (AL I -
                 Emeritrust 25 Facilities) dated March 22, 2001, between Daniel R.
                 Baty and AL Investors LLC.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
          10.52.9  Second Amendment to Management Agreement with Option to
                Purchase (AL I - Emeritrust 25 Facilities) dated January 1, 2002, between the registrant, Emeritus Management I LP, and AL

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                Investors LLC. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
          10.52.10  Third Amendment to Put and Purchase Agreement (AL I -
               Emeritrust 25 Facilities) dated January 1, 2002, between Daniel R. Baty and AL Investors LLC. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
          10.52.11  Waiver, Consent, and Amendment to Management Agreement dated
               May 1, 2002, (AL I-Laurel Place) between Emeritus Management, L.L.C., the registrant, and AL I Investors, L.L.C.. . . . . . . . . . . . . . . . . . . . .  (25)
 10.53     Emeritrust II Communities
           10.53.1  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--14
                    Operating Facilities) dated March 26,1999,
                    between the registrant, Emeritus Properties I,
                    Inc. ESC G.G. I, Inc., ESC I, L.P. and AL
                    Investors II LLC (Exhibit 10.1.1). . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.2  Management Agreement with Option to Purchase
                    (AL II--14 Operating Facilities) dated March
                    26, 1999, between the registrant, Emeritus
                    Management I LP, Emeritus Properties I, Inc.,
                    ESC G.P. I, Inc., ESC I, L.P., Emeritus
                    Management LLC and AL Investors II LLC (Exhibit
                    10.1.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.3  Guaranty of Management Agreement (AL II--14
                    Operating Facilities) dated March 26, 1999,
                    between the registrant and AL Investors II LLC
                    (Exhibit 10.1.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.4  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--5
                    Development Facilities) dated March 26, 1999,
                    between the registrant, Emeritus Properties I,
                    Inc. and AL Investors Development LLC (Exhibit
                    10.1.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.5  Management Agreement with Option to Purchase
                    (AL II--5 Development Facilities) dated
                    March 26, 1999, between the registrant,
                    Emeritus Properties I, Inc., Emeritus
                    Management LLC and AL Investors Development LLC
                    (Exhibit 10.1.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.6  Guaranty of Management Agreement and Shortfall
                    Funding Agreement (AL II--5 Development
                    Facilities) dated March 26, 1999, between the
                    registrant and AL Investors Development LLC
                    (Exhibit 10.1.6).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.7  Put and Purchase Agreement (AL II Holdings--14
                    Operating Facilities and 5 Development
                    Facilities) dated March 26, 1999, between
                    Daniel R. Baty and AL II Holdings LLC, AL
                    Investors II LLC and AL Investors Development
                    LLC (Exhibit 10.1.7).. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (17)
           10.53.8  Second Amendment to Management Agreement (AL II -
                    14 Operating Facilities) (GMAC) dated March 22, 2001, between the

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                    registrant, Emeritus Management LLC, Emeritus Management I, and AL Investors II LLC. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
           10.53.9  Second Amendment to Put and Purchase Agreement (AL
                    II Holdings - 14 Operating Facilities and 5 Development Facilities)
                    dated March 22, 2001, between Daniel R. Baty and AL II Holdings
                    LLC, AL Investors II LLC and AL Investors Development LLC. . . . . . . . . . .  (24)
           10.53.10  First Amendment to Management Agreement (AL II -
                    5 Development Facilities) dated January 1, 2002, between the registrant, Emeritus Management LLC, and AL Investors
                    Development LLC. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
           10.53.11  Third Amendment to Put and Purchase Agreement (AL II
                   Holdings - 14 Operating Facilities and 5 Development Facilities)
                   dated January 1, 2002, between Daniel R. Baty and AL II Holdings
                   LLC, AL Investors II LLC, and AL Investors Development LLC. . . . . . . . . . .  (24)
           10.53.12  Third Amendment to Management Agreement (AL II -
                   14 Operating Facilities) (GMAC) dated January 1, 2002, between the registrant, Emeritus Management LLC, Emeritus Management I LP,
                   and AL Investors II LLC.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
 10.54     Meadow Lodge at Drum Lodge Hill in Chelmsford,
           Massachusetts
           10.54.1  Purchase and Sales Agreement dated April 23,
                    1999, between LM Chelmsford Assisted Living,
                    LLC ("Seller") and the registrant ("purchaser")
                    (Exhibit 10.1.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (18)
 10.55     Meadow Lodge at Drum Hill in Chelmsford, Massachusetts,
           Cobblestones at Fairmont in Manassas, Virginia, Kirkland
           Lodge in Kirkland, Washington and Ridgeland Pointe in
           Ridgeland, Mississippi. The following agreements are
           representative of those executed in conjunction with these properties.
           10.55.1   Fixed Rate Noted dated September 29, 1999,
                     between Amresco Capital, L.P. ("Payee") and the
                     registrant ("Maker") (Exhibit 10.2.1).. . . . . . . . . . . . . . . . . . . .  (18)
           10.55.2   Mortgage and Security Agreement dated September
                     29, 1999, between Amresco Capital, L.P.
                     (Mortgagee") and the registrant ("mortgagor")
                     (Exhibit 10.2.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (18)
 10.56     Series B Preferred Stock Purchase Agreement dated as of
           December 10, 1999, between Emeritus Corporation and Saratoga
           Partners IV, L.P. (Exhibit 4.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19)
 10.57     Designation of Rights and Preferences of Series B
           Convertible Preferred Stock as filed with the Secretary of
           State of Washington on December 29, 1999 (Exhibit 4.2). . . . . . . . . . . . . . . . .  (19)
 10.58     Shareholders Agreement dated as of December 30, 1999, among
           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3). . . . . . . . . . . . . . . .  (19)
 10.59     Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners IV, L.P.
           (Exhibit 4.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19)
 10.60     Investment Agreement dated as of December 30, 1999, among

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P., Saratoga
           Partners IV, L.P. and Saratoga Management Company LLC.
           (Exhibit 4.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19)
 10.61     Canterbury Ridge in Urbana, Illinois
           10.61.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . . .  (20)
 10.62     Emerald Hills in Auburn
           10.62.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . . .  (20)
           10.62.2  Lease agreement dated September 5, 2001, between Health
                    Care Property Investors, Inc. ("Lessor"), and Emeritus
                    Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
 10.63     Sierra Hills in Cheyenne, Wyoming
           10.63.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR
                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . . .  (20)
          10.63.2  Lease Assignment and  Operations Transfer Agreement dated
                     September 30, 2001, between Emeritus Corporation ("Tenant")
                    and Sierra Hills Assisted Living Community, LLC, ("Assignee")
                    and Jon M. and Kristin P. Harder, husband and wife, Darryl E.
                    and Carol L. Fisher, husband and wife, Eric W. and Marti M.
                     Jacobson, husband and wife and Sunwest Management, Inc.
                     ("Guarantor").. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
 10.64     Villa Ocotillo in Scottsdale, Arizona
           10.64.1   Purchase and sale agreement originally dated
                     October 21, 1997, and effective January 2001,
                     between Melchor and Isabel Balazs, as Trustees
                     ("Purchaser") and Emeritus Corporation
                     ("Seller"). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (21)
           10.64.2   Lease agreement dated December 29, 2000 and
                     effective December 29, 2000, between Melchor
                     Balazs and Isabel Balazs ("Lessor") and Emeritus
                     Corporation ("Lessee"). . . . . . . . . . . . . . . . . . . . . . . . . . . .  (21)
           10.64.3  Transfer of Operations Agreement dated August 14, 2001, between Emeritus Corporation and Melchor Balazs. . . . . . . . . . . . . . . .  (24)
 10.65     Loyalton of Hattiesburg in Hattiesburg, Mississippi
           10.65.1   Lease agreement dated June 10, 1998, and
                     effective October 1, 2000, between ALCO XII, LLC
                     ("Lessor") and Emeritus Corporation ("Lessee"). . . . . . . . . . . . . . . .  (21)
           10.65.2   Purchase agreement for Hattiesburg between ALCO XII L.L.C.
                     ("Seller") and the registrant ("Purchaser") dated March  27, 2002.. . . . . .  (25)
 10.66     Loyalton of Biloxi in Biloxi, Mississippi
           10.66.1   Lease agreement dated September 29, 2000, and
                     effective October 1, 2000, between HR

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                     Acquisitions I Corporation ("Lessor") and
                     Emeritus Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . . .  (21)
           10.66.2  Lease agreement dated September 5, 2001, between Health
                     Care Property Investors, Inc. ("Lessor"), and Emeritus
                     Corporation ("Lessee"). . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
10.67     Amended 1998 Employee Stock Purchase Plan (as amended and
              restated on May 19, 1999, and August 17, 2001).  (Appendix B). . . . . . . . . . . .  (23)
10.68     Kingsley Place at Alexandria, Louisiana, Kingsley Place at Lake Charles,
              Louisiana, Kingsley Place at Lafayette, Louisiana, Kingsley Place
              of Shreveport, Louisiana, Kingsley Place of Henderson, Texas,
              Kingsley Placeat Oakwell Farms, Texas, Kingsley Place at the Medical
              Center, Texas, Kingsley Place at Stonebridge, Texas. The following agreements are representative of those executed in connection with these properties:
           10.68.1  Horizon Bay Lease Facilities Purchase Agreement between Integrated
                     Living Communities of Alexandria, L.L.C, Integrated Living Communities
                     of Lake Charles, L.L.C., Integrated Living Communities of Lafayette, L.L.C.,
                     Integrated Living Communities of Henderson, L.P., Integrated Living
                     Communities of Oakwell, L.P., Integrated Living Communities of
                     San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
                     (collectively, the  "Seller") and the registrant ("Purchaser") dated
                     April 4, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.2  Horizon Bay Purchase Agreement between the registrant ("Purchaser")
                     and Senior Lifestyle Shreveport, L.L.C. ("Seller"), dated April 17, 2002. . .  (25)
           10.68.3  First Amendment to the Horizon Bay Lease Facilities Purchase
                     Agreement between the registrant ("Purchaser") and Integrated Living
                     Communities of Alexandria, L.L.C,  Integrated Living Communities
                     of Lake Charles, L.L.C., Integrated Living Communities of Lafayette, L.L.C.,
                     Integrated Living Communities of Henderson, L.P., Integrated Living
                     Communities of Oakwell, L.P., Integrated Living Communities of
                     San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
                     (collectively, the  "Seller") dated May 1, 2002.. . . . . . . . . . . . . . .  (25)
           10.68.4  First Amendment to the Horizon Bay Purchase Agreement
                     between the registrant ("Purchaser") and Senior Lifestyle
                     Shreveport, L.L.C. ("Seller"), dated May 1, 2002. . . . . . . . . . . . . . .  (25)
           10.68.5  Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C., and HB-ESC V, L.P.,
                     dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.6  Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P., and the registrant dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.7  Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P., and the registrant dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.8  Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P., and the registrant dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.9  Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P., and the registrant dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

           10.68.10  Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P., and the registrant dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.11  Agreement to provide management services to assisted living facilities (Medical Center) between HB-ESC V, L.P., and the registrant dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.12  Agreement to provide management services to assisted living facilities (Oakwell Farms) between HB-ESC V, L.P., and the registrant dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.13  Agreement to provide management services to assisted living facilities (Stonebridge) between HB-ESC V, L.P., and the registrant dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.68.14  Second Amendment to the Horizon Bay Purchase Agreement
                     between the registrant ("Purchaser") and Senior Lifestyle
                     Shreveport, L.L.C. ("Seller"), dated May 31, 2002.. . . . . . . . . . . . . .  (25)
           10.68.15  Third Amendment to the Horizon Bay Purchase Agreement
                     between the registrant ("Purchaser") and Senior Lifestyle
                     Shreveport, L.L.C. ("Seller"), dated June 14, 2002. . . . . . . . . . . . . .  (25)
           10.68.16  Fourth Amendment to the Horizon Bay Purchase Agreement
                     between the registrant ("Purchaser") and Senior Lifestyle
                     Shreveport, L.L.C. ("Seller"), dated June 28, 2002. . . . . . . . . . . . . .  (25)
10.69     Willow Park and West Wind in Boise, Idaho,  Sunshine Villa in Santa Cruz,
              California, Orchard Park in Clovis, California, Willow Creek in Folsom,
              California, Regent Court in Modesto, California, Villa Sera in Salinas,
              California, Regent House in Merced, California, Regent Senior Living in
              West Covina, California, Sheldon Park in Eugene, Oregon, Regency Park in
              Portland, Oregon, Regent Court in Corvalis, Oregon, Hamilton House in
              San Antonio, Texas, Regent Court at Scottsdale and Desert Flower
              in Scottsdale, Arizona, Sterling Park in Redmond, Washington, Regent Court
              in Kent, Washington, and Northshore House in Kenmore, Washington
              The following agreements are representative of those executed in connection with these properties:
           10.69.1  Amended and Restated Agreement to provide management services to Assisted Living Facilities between  Regent Assisted Living, Inc.
                      ("Owner"), and the registrant ("Manager") dated December 31, 2001. . . . . .  (25)
           10.69.2  Amended and Restated Agreement to provide accounting and consulting services to California Assisted Living Facilities between
                      Regent Assisted Living, Inc. ("Owner"), and the registrant ("Manager")
                      dated December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.69.3  Agreement to provide management services to Washington
                     Assisted Living Facilities between  Regent Assisted Living, Inc.
                      ("Owner"), and the registrant ("Manager") dated December 31, 2001. . . . . .  (25)
           10.69.4  Agreement to provide accounting and consulting services to
                     California Assisted Living Facilities (Willow Creek-Folsom) between
                      Regent Assisted Living, Inc. ("Owner"), and the registrant ("Manager")
                      dated February 15, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.69.5  Lease and Working Capital Agreement between Sacramento County
                      Assisted, L.L.C.("Landlord") and Regent Assisted Living, Inc.("Tenant")
                      dated February 15, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           10.69.6  Assignment and Release Agreeement between Regent Assisted Living,

                                                                                              Footnote
  Number                 Description                                                           Number
 --------  -------------------------------------------------------------------------------  -----------

                      Inc.("Assignor"), the registrant ("Assignee"), and Sacramento County
                      Assisted, L.L.C. ("Landlord") dated July 2, 2002.. . . . . . . . . . . . . .  (25)
           10.69.7  First Amendment to  Lease and Working Capital Agreement between
                      Sacramento County Assisted, L.L.C. ("Landlord")  and the registrant
                      ("Tenant") dated July 2, 2002. . . . . . . . . . . . . . . . . . . . . . . .  (25)
10.70     Loyalton Court at Scottsdale, Arizona.  The following agreements are representative of those executed in connection with the property:
           10.70.1  Agreement to provide management services to Assisted Living
                      Facilities (Scottsdale) between Scottsdale Assisted, L.L.C, ("Owner")
                      and the registrant ("Manager") dated February 8, 2002. . . . . . . . . . . .  (25)
           10.70.2  First Amendment to Management Agreement (Scottsdale) between
                      Scottsdale Assisted, L.L.C, ("Owner") and the registrant ("Manager")
                      dated February 15, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
 21.1      Subsidiaries of the registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
 23.1      Consent of KPMG LLP.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (24)
 99.1      Certification of Periodic Reports
           99.1.1  Certification Daniel R. Baty. . . . . . . . . . . . . . . . . . . . . . . . . .  (25)
           99.1.2  Certification Raymond R. Brandstrom . . . . . . . . . . . . . . . . . . . . . .  (25)





      (1) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.
      (2) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 1996.
      (3) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1996.
      (4) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1996.
      (5) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1997.
      (6) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.
      (7) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.
      (8) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K Amendment No. 1 (File No. 1-14012) on July 14, 1997.
      (9) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.
     (10) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on August 14, 1997.
     (11) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on October 29, 1997.
     (12) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
     (13) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
     (14) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.
     (15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
     (16) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
     (17) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
     (18) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
     (19) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2000.
     (20) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
     (21) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on April 2, 2001.
     (22) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on July 18, 2001.
     (23) Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
     (24) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 2002.
     (25) Filed herewith.

(c) The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August  14,  2002

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