Form 10-Q/A
period 2002-06-30
EMERITUS CORP\WA\
filed 2002-10-18
CIK 1001604

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

Pursuant to this Form 10-Q/A, the registrant amends "Part I Financial Information, Item 1. Financial Statements" on its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, to correct the Condensed Consolidated Balance Sheets for the omission of the dollar amounts of the "Redeemable preferred stock", which were $25 million at both June 30, 2002, and December 31, 2001. The row heading for "Redeemable preferred stock" was correct in the original filing; however, the dollar amounts were omitted due to a clerical error. The "Total liabilities and shareholders' deficit" remains unchanged. Except for the changes to the Condensed Consolidated Balance Sheets no other changes have been made to the Form 10-Q for the quarterly period ended June 30, 2002.


                                      EMERITUS CORPORATION

                                              INDEX


                                 Part I.  Financial Information



Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page No.
                                                                                        --------

         Condensed Consolidated Balance Sheets as of June 30, 2002, and
         December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         1

         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months ended June 30, 2002 and 2001 . . . . . . . . . . .        2

         Condensed Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . .         3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        4

         Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .       9

                                                EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (unaudited)
                                          (In thousands, except share data)
                                                       ASSETS
                                                                                         June 30,      December 31,
                                                                                           2002            2001
                                                                                      --------------  --------------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      10,959   $       9,811
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,625           1,376
 Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,232           1,172
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,164           2,859
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . .          4,274           2,463
 Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,242           2,242
                                                                                      --------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,496          19,923
                                                                                      --------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,672         131,200
Property held for development. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,040           1,040
Notes receivable from and investments in affiliates. . . . . . . . . . . . . . . . .          3,816           3,675
Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,852           5,520
Lease acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,482           4,864
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,583           2,206
                                                                                      --------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     148,941   $     168,428
                                                                                      ==============  ==============

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .  $      50,981   $       4,523
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,723           2,105
 Accrued employee compensation and benefits. . . . . . . . . . . . . . . . . . . . .          3,824           3,301
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,713           2,861
 Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,435           1,415
 Accrued dividends on preferred stock . . . .. . . . . . . . . . . . . . . . . . . .         10,505           7,429
 Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,381           8,690
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,491               -
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,601           1,699
                                                                                      --------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         81,654          32,023
                                                                                      --------------  --------------
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . .         68,709         131,070
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,000          32,000
Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . . .         20,227          18,671
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,491           2,404
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            271             256
                                                                                      --------------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        205,352         216,424
                                                                                      --------------  --------------
Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            736           1,145
Redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding.              -               -
    30,609 and 30,609 at June 30, 2002, and December 31, 2001, respectively
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,214,934 and 10,196,030 shares at June 30, 2002, and
    December 31, 2001, respectively. . . . . . . . . . . . . . . . . . . . . . . . .              1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,397          67,686
Accumulated other comprehensive gain (loss). . . . . . . . . . . . . . . . . . . . .            113            (136)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (150,658)       (141,692)
                                                                                      --------------  --------------
      Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . .        (82,147)        (74,141)
                                                                                      --------------  --------------
      Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . .  $     148,941   $     168,428
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

Dated:  October 18, 2002

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