Form 10-Q
period 2002-09-30
EMERITUS CORP\WA\
filed 2002-11-08
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

               For the quarterly period ended September 30, 2002.

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


As of October 31, 2002, there were 10,214,934 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                      EMERITUS CORPORATION

                                              INDEX


                                 Part I.  Financial Information



Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page No.
                                                                                        --------

         Condensed Consolidated Balance Sheets as of September 30, 2002, and
         December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         1

         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months ended September 30, 2002 and 2001 . . . . . . . .        2

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2002 and 2001 . . . . . . . . . . . . . . . . . .          3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations . . . .. . . . . . . . . . . . .. . . . .. .  . . . . . . . .  .       10


Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk . . . .  . . .      22


Item 4.  Controls  and  Procedures  . . . . . . . . . . . .. . . . .. .  . . . . . . . .      22



                                 Part II.  Other Information

Note:     Items 1 through 3, and Item 5 of Part II are omitted because they are not applicable.

Item  4.  Submission  of  Matters to a Vote of Security Holders  . . . . . . . . . . . . . .  23


Item  6.  Exhibits  and  Reports  on  Form  8-K  . . . . . .  . . . .  . . . .  . . . .  . .  23


          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

          Certifications . . . . . . . . . . . . . . . . . . . . . . . . . .. . .  . . . .    26






                                                 EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (unaudited)
                                          (In thousands, except share data)
                                                        ASSETS


                                                                                       September 30,    December 31,
                                                                                           2002             2001
                                                                                      ---------------  --------------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        7,461   $       9,811
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,396           1,376
 Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,484           1,172
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,272           2,859
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . .           4,208           2,463
 Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,028           2,242
                                                                                      ---------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,849          19,923
                                                                                      ---------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         118,459         131,200
Property held for development. . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,040           1,040
Notes receivable from and investments in affiliates. . . . . . . . . . . . . . . . .           3,828           3,675
Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,555           5,520
Lease acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,737           4,864
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,476           2,206
                                                                                      ---------------  --------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      156,944   $     168,428
                                                                                      ===============  ==============

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .  $       50,394   $       4,523
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,871           2,105
 Accrued employee compensation and benefits. . . . . . . . . . . . . . . . . . . . .           3,914           3,301
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,255           2,861
 Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,808           1,415
 Accrued dividends on preferred stock . . . . . . . . . . . .  . . . . . . . . . . .          11,955           7,429
 Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,221           8,690
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,453               -
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,335           1,699
                                                                                      ---------------  --------------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          84,206          32,023
                                                                                      ---------------  --------------
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . .          77,409         131,070
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,000          32,000
Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . . .          20,392          18,671
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,498           2,404
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             454             256
                                                                                      ---------------  --------------
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         216,959         216,424
                                                                                      ---------------  --------------
Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             512           1,145
Redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    33,142 and 30,609 at September 30, 2002, and December 31, 2001, respectively . .               -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,214,934 and 10,196,030 shares at September 30, 2002, and
    December 31, 2001, respectively. . . . . . . . . . . . . . . . . . . . . . . . .               1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,724          67,686
Accumulated other comprehensive gain (loss). . . . . . . . . . . . . . . . . . . . .             884            (136)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (155,136)       (141,692)
                                                                                      ---------------  --------------
 Total shareholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (85,527)        (74,141)
                                                                                      ---------------  --------------
 Total liabilities and shareholders' deficit . . . . . . . . . . . . . . . . . . . .  $      156,944   $     168,428
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


                                         EMERITUS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                 (In thousands, except per share data)

                                               Three Months ended              Nine Months ended
                                                  September 30,                   September 30,
                                           ----------------------------  ----------------------------
                                               2002           2001           2002           2001
                                           -------------  -------------  -------------  -------------
Revenues:
  Community revenue . . . . . . . . . . .  $     32,226   $     32,211   $     94,640   $     97,558
  Other service fees. . . . . . . . . . .         1,149            474          3,244          1,621
  Management fees . . . . . . . . . . . .         2,662          2,279          8,313          5,743
                                           -------------  -------------  -------------  -------------
          Total operating revenues. . . .        36,037         34,964        106,197        104,922

Expenses:
  Community operations. . . . . . . . . .        21,474         20,327         63,120         60,874
  General and administrative. . . . . . .         5,385          5,068         15,175         13,905
  Depreciation and amortization . . . . .         1,653          1,861          5,179          5,533
  Facility lease expense. . . . . . . . .         7,282          6,681         21,420         20,361
                                           -------------  -------------  -------------  -------------
          Total operating expenses. . . .        35,794         33,937        104,894        100,673
                                           -------------  -------------  -------------  -------------
          Income from operations. . . . .           243          1,027          1,303          4,249

Other income (expense):
  Interest income . . . . . . . . . . . .            46            221            268            779
  Interest expense. . . . . . . . . . . .        (2,838)        (3,306)        (8,616)       (10,374)
  Other, net. . . . . . . . . . . . . . .          (153)         1,212           (894)           960
                                           -------------  -------------  -------------  -------------
          Net other expense . . . . . . .        (2,945)        (1,873)        (9,242)        (8,635)
                                           -------------  -------------  -------------  -------------

          Net loss. . . . . . . . . . . .        (2,702)          (846)        (7,939)        (4,386)

Preferred stock dividends . . . . . . . .         1,777          1,565          5,506          4,796
                                           -------------  -------------  -------------  -------------
          Net loss to common shareholders  $     (4,479)  $     (2,411)  $    (13,445)  $     (9,182)
                                           =============  =============  =============  =============

Loss per common share - basic and diluted  $      (0.44)  $      (0.24)  $      (1.32)  $      (0.90)
                                           =============  =============  =============  =============

Weighted average number of common shares
    outstanding - basic and diluted . . .        10,215         10,181         10,204         10,151
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


                                                      EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (unaudited)
                                                         (In thousands)

                                                                                              Nine Months ended September 30,
                                                                                           ------------------------------------
                                                                                                 2002               2001
                                                                                           -----------------  -----------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (7,939)  $         (4,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               141                 74
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,179              5,533
    Amortization of deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (244)              (521)
    Loss (gain) on sale of properties . . . . . . . . . . . . . . . . . . . . . . . . . .               515               (983)
    Write down of lease acquisition costs . . . . . . . . . . . . . . . . . . . . . . . .               191                169
    Write off of deferred gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               243                  -
    Changes in operating assets and liabilities . . . . . . . . . . . . . . . . . . . . .               850              2,294
                                                                                           -----------------  -----------------
          Net cash provided by (used in) operating activities . . . . . . . . . . . . . .            (1,064)             2,180
                                                                                           -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .           (11,763)            (1,456)
  Purchase of minority partner interest . . . . . . . . . . . . . . . . . . . . . . . . .            (3,070)                 -
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . . . . . . .            25,010              2,350
  Management and lease acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . .            (1,602)                 -
  Repayments from (advances to) affiliates and other managed communities. . . . . . . . .              (603)             2,798
  Proceeds from sales of interest in affiliates . . . . . . . . . . . . . . . . . . . . .               750                  -
  Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (94)               (30)
  Distributions to minority partners. . . . . . . . . . . . . . . . . . . . . . . . . . .              (500)                 -
                                                                                           -----------------  -----------------
          Net cash provided by investing activities . . . . . . . . . . . . . . . . . . .             8,128              3,662
                                                                                           -----------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase plan. . . . . . . . . . . . .                57                  -
  Decrease in restricted deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (35)               177
  Repayment of short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,733)            (1,650)
  Debt issue and other financing costs. . . . . . . . . . . . . . . . . . . . . . . . . .            (1,424)                 -
  Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .            46,818                155
  Repayment of long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .           (53,097)            (2,406)
                                                                                           -----------------  -----------------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . .            (9,414)            (3,724)
                                                                                           -----------------  -----------------

          Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .            (2,350)             2,118

Cash and cash equivalents at the beginning of the period. . . . . . . . . . . . . . . . .             9,811              7,496
                                                                                           -----------------  -----------------

Cash and cash equivalents at the end of the period. . . . . . . . . . . . . . . . . . . .  $          7,461   $          9,614
                                                                                           =================  =================

Supplemental disclosure of cash flow information cash paid during the period
    for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         10,220   $         10,986

Noncash investing and financing activities:
  Transfer of property held for development from property held for sale . . . . . . . . .  $              -   $            730
  Notes receivable from buyer in sale/leaseback . . . . . . . . . . . . . . . . . . . . .  $              -   $            625
  Assumption of debt by buyer in sale/leaseback . . . . . . . . . . . . . . . . . . . . .  $              -   $          3,162
  Unrealized holding gains in investment securities . . . . . . . . . . . . . . . . . . .  $          1,020   $            746
  Accrued and in-kind preferred stock dividends . . . . . . . . . . . . . . . . . . . . .  $          5,506   $          4,796

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

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of condensed consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, insurance deductibles, health insurance, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. Emeritus utilizes third-party insurance for losses and liabilities associated with general and professional liability insurance claims subject to established self-insured retention levels on a per occurrence basis. Losses up to these self-insured retention levels are accrued based upon actuarially determined estimates of the aggregate liability for claims incurred. For health insurance, Emeritus self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required. Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required. Emeritus holds shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. Emeritus records an investment impairment charge when it believes this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

BASIS  OF  PRESENTATION

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001. The Company presumes that those reading this interim financial information have read or have access to its 2001 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2001 Form 10-K filed March 29, 2002, and amended on April 30, 2002. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)
DEFERRED  REVENUE

At September 30, 2002, deferred revenue of $2.5 million consists of the unearned portion of the insurance surcharge and move-in fees as discussed below.

Due to dramatic increases in liability insurance premiums for the year 2002, the Company decided to institute an insurance surcharge and billed approximately $1.4 million to the residents of its communities in the first quarter of 2002. The associated revenue is being recognized on a straight-line basis over the life of the insurance policy.

In 2001 and prior years, the Company recognized nonrefundable move-in fees at the time the resident occupied the unit and the related services were performed. This treatment was not materially different than recognition of such fees over the average period of occupancy. However, in 2002, the Company began charging significantly higher fees for move-ins than were previously charged. Therefore, the Company has instituted a policy consistent with SEC Staff Accounting Bulletin 101 "Revenue Recognition", to defer such fees and recognize them over the average period of occupancy, approximately 16 months. This resulted in deferring approximately $2.1 million of revenue at September 30, 2002, of which $1.7 million and $771,000 relate to fees charged in the nine-month and three-month periods ended September 30, 2002, respectively. The Company has not deferred any of the costs related to move-ins.

EMERITRUST  TRANSACTIONS

The Company holds interest in 46 communities referred to as the Emeritrust communities, including 25 Emeritrust I communities, 16 Emeritrust II Operating communities, and 5 Emeritrust II Development communities, under management agreements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company does not recognize management fees on the Emeritrust communities as revenue in its condensed consolidated financial statements to the extent that it is funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by Emeritus under the management agreements. Correspondingly, the Company recognizes the funding obligation under the agreement, less the applicable management fees, as an expense in its condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, the Company recognizes the management fees less the funding obligation as management fee revenue in its condensed consolidated financial statements.

For the three months ended September 30, 2002 and 2001, total gross management fees earned for the Emeritrust I communities were approximately $511,000 and $1.4 million, respectively, of which $349,000 and $739,000, respectively, were recognized as revenue. Approximately $450,000 of the decrease in gross management fees is associated with changes in the computation of management fees effective with the extension of the management agreement on January 1, 2002. In addition, gross management fees for the third quarter of 2002 were reduced by financing extension fees paid by the communities during the quarter and gross management fees for the third quarter of 2001, including recognition of $576,000 in contingent management fees earned in prior periods. Fees recognized as revenue for the third quarter of 2001 reflected a funding obligation consisting of $647,000 on the underlying financing of Emeritrust I properties, a feature that is not present in 2002. For the three months ended September 30, 2002 and 2001, total management fees earned for the Emeritrust II Development communities were $183,000, and $160,000, respectively, of which $170,000 and $142,000, respectively, were recognized as revenue after reflecting funding obligations of $13,000 and $18,000, respectively. For the three months ended September 30, 2002 and 2001, management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $486,000 and $500,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities decreased $376,000 for the third quarter of 2002 compared to the comparable period in 2001.

For the nine months ended September 30, 2002 and 2001, total management fees earned for the Emeritrust I communities were approximately $1.6 million and $2.5 million, respectively, of which $1.4 million and $1.6 million, respectively, were recognized as revenue. These results were affected by the same factors discussed for the third quarters of 2002 and 2001 and additional funding obligations of $253,000 for the first six months of 2001. For the nine months ended September 30, 2002 and 2001, total management fees earned for the Emeritrust II Development communities were $579,000 and $400,000, respectively, of which $529,000 and $326,000, respectively, were recognized as revenue after reflecting funding obligations of $50,000 and $74,000, respectively. For the nine months ended September 30, 2002 and 2001, management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $1.5 million and $1.4 million, respectively. Thus, the management fees recognized for all of the Emeritrust communities increased $69,000 for the first three quarters of 2002 compared to the comparable period in 2001.

PROPERTY  HELD  FOR  SALE

Emeritus currently has one property being held for sale. Assets to be disposed of are reported at the lower of their carrying amount or fair market value less costs to sell.

PROPERTY  AND  EQUIPMENT

In July of 2002, the Company terminated the operating lease on an 88-unit building in Bedford, Virginia, and entered into a management agreement for that facility for a period equal to the remainder of the lease term.

In August of 2002, the Company terminated the management agreement with Columbia Pacific Management, an entity controlled by Daniel R. Baty, Emeritus's chief executive officer, for a 214-unit facility in Cincinnati, Ohio. In the same month, the Company exercised the purchase option to acquire a 108-unit facility in Auburn, Massachusetts, from Hanseatic Corporation. The cost to exercise the option was approximately $10.4 million, which consisted of the option price of $10.2 million and approximately $200,000 in transaction costs. The Company financed the transaction using $8.3 million in debt financing provided by GE Healthcare Financial Services and approximately $2.1 million in cash. The debt financing bears interest at LIBOR plus 3.85%, with a floor of 6.5%, and is secured by the mortgage and the assignment of leases.

In September of 2002, the Company purchased the leasehold interest in a 111-unit facility located in San Antonio, Texas, from Regent Assisted Living ("RAL").
RAL had a cash security deposit on this property of approximately $742,000, which was replaced with a letter of credit from the Company. The Company also paid $408,000 in additional consideration to purchase RAL's leasehold interest. Total cash paid was approximately $1.2 million after transaction costs. Healthcare Property Investors provided debt financing of $800,000 and the Company paid cash of approximately $425,000. The note requires interest-only payments and bears an effective rate of 15% per annum.

In October of 2002, the Company purchased $2.9 million of mezzanine debt secured by interests in three communities leased by the Company; interest receivable on the debt will partially offset lease payments as the Company's lease payments are used to pay interest on the debt. Also in October of 2002, an entity controlled by Daniel R. Baty acquired a 72-unit assisted living and dementia care community in Austin, Texas, which Emeritus is managing. The management agreement is effective until terminated by either party with written notice according to a specified notice period. The management agreement consists of a fee of 5% of revenue or $5,000 per month, whichever is greater.

TWENTY-FOUR  BUILDING  ACQUISITION

On October 1, 2002, the Company entered into a lease agreement with Fretus Investors LLC ("Fretus"), for twenty-four assisted living communities (the "Properties") in six states containing an aggregate of approximately 1,650 units. Fretus acquired the Properties from Marriott Senior Living Services, a subsidiary of Marriott International (NYSE: MAR). Fretus is a private investment joint venture between Fremont Realty Capital ("Fremont"), which holds a 65% stake, and Columbia Pacific 2002 Pool LLC ("Baty entity"), which holds a 35% minority stake. Daniel R. Baty, the Company's chairman and chief executive officer, controls the Baty entity and owns, directly and indirectly, through limited liability companies approximately 36% of the Baty entity. Mr. Baty is guarantor of a portion of the debt and the administrative member of Fretus. Fretus, in turn, leased the Properties to the Company. The Company has no obligation with respect to the properties other than its responsibilities under the lease, which includes the option to purchase solely at the discretion of the Company.

The lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for the Company to acquire the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee to Emeritus. The lease is a net lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $26.7 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rental would be approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold. The Properties in this acquisition are all purpose-built assisted living communities in which the Company plans to offer both assisted and memory loss services in selected communities.

ACCRUED  DIVIDENDS  ON  PREFERRED  STOCK

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to both the Series A and Series B preferred shareholders, which amounted to approximately $12.0 million at September 30, 2002, including all penalties for non-payment. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively in the first quarter of 2002. This caused the preferred stock dividends to be approximately $710,000 higher for the first three quarters of 2002 as compared to the first three quarters of 2001. In addition, since the Company had not paid these dividends for more than six consecutive quarters, both the Series A and Series B shareholders became entitled to appoint one additional director each to the Company's board of directors. The holder of the Series A shares has requested that an additional director of their choosing be appointed to the board; the holder of the Series B shares has not made a request.

Series B dividends were to be paid in cash and in additional shares of Series B preferred shares. For the paid-in-kind dividends for the first two quarters of 2000, 609 shares of Series B preferred shares were issued. Since then, no additional shares had been issued until after the second quarter of 2002. Effective July 1, 2002, 2,533 additional shares were issued as paid-in-kind dividends to cover the period from July 1, 2000, through June 30, 2002. Effective October 1, 2002, 331 additional shares were issued as paid-in-kind dividends to cover the period from July 1, 2002, through September 30, 2002.

LONG-TERM  DEBT

The current portion of long-term debt at September 30, 2002, has increased approximately $45.9 million since December 31, 2001, primarily due to certain debt instruments having maturity dates prior to September 30, 2003. Most significantly, these debt instruments are a $6.8 million note to GMAC, which is due February 1, 2003, and notes totaling $39.8 million to Deutsche Bank AG, which are due May 31, 2003. Long-term debt is further discussed in the notes to condensed consolidated financial statements under the category "Liquidity".

LOSS  PER  SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. The loss per common share was calculated on a dilutive basis without consideration of 10,182,901 and 8,086,357 common shares at September 30, 2002 and 2001, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

UNREALIZED  HOLDING  GAINS  ON  INVESTMENT  SECURITIES

The change in unrealized holding gains on investment securities for the nine-month period ended September 30, 2002, represents the change in value of the Company's investment in ARV Assisted Living, Inc.

OTHER  COMPREHENSIVE  LOSS

Other comprehensive loss includes the following transactions for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively:


                                          Three Months ended September 30,       Nine Months ended September 30,
                                        ------------------------------------  ------------------------------------
                                              2002               2001               2002               2001
                                        -----------------  -----------------  -----------------  -----------------
                                                                      (In thousands)
Net loss to common shareholders. . . .  $         (4,479)  $         (2,411)  $        (13,445)  $         (9,182)
Other comprehensive income:
     Unrealized holding gains (losses)
          on investment securities . .               771               (218)             1,020                747
                                        -----------------  -----------------  -----------------  -----------------
Comprehensive loss . . . . . . . . . .  $         (3,708)  $         (2,629)  $        (12,425)  $         (8,435)
                                        =================  =================  =================  =================

LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $64.4 million, although $2.5 million represents deferred revenues and $12.0 million of preferred cash dividends is only due if declared by the Company's board of directors. To date, the Company has been dependent upon third party financing or disposition of assets to fund operations. Management intends to continue to refinance or restructure debt as necessary. The Company cannot, however, guaranty that third party financing and refinancing or dispositions of assets will be available timely or on terms acceptable to

Emeritus. With respect to both the $6.8 million that matures on February 1, 2003, and the $39.8 million of mortgage debt that matures on May 31, 2003, the Company is currently in discussions with the lenders and others regarding restructuring or refinancing the debt and currently the Company believes the issue will be resolved prior to the maturity of the debt. If the Company is unable to restructure or refinance the debt, the lenders could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the eight assisted living properties that secure this debt. In addition, this would result in defaults under other leases and loan agreements. If the Company is able to refinance the aforementioned mortgage debt, management believes Emeritus has sufficient funds to sustain operations at least through September 30, 2003.

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

In our consolidated portfolio, exclusive of insurance surcharges, but including deferred move-in fees, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,542 for the first three quarters of 2002 from $2,387 for the first three quarters of 2001. This represents an average revenue increase of $155 per month per occupied unit, or 6.5%. The average occupancy rate decreased to 81.8% for the first three quarters of 2002 from 84.4% for the first three quarters of 2001.

In our total operated portfolio, which includes managed communities, exclusive of insurance surcharges, but including deferred move-in fees, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,542 for the first three quarters of 2002 from $2,277 for the first three quarters of 2001. This represents an average revenue increase of $265 per month per occupied unit, or 11.6%. The larger increase in average monthly revenue per occupied unit in our total portfolio as compared to that in our consolidated portfolio is partially due to the addition of 16 communities previously managed by Regent Assisted Living, Inc. A majority of the Regent communities have Special Care (Alzheimer's) units, which have a significantly higher rental rate than non-Special Care units. The average occupancy rate decreased to 81.0% for the first three quarters of 2002 from 81.7% for the first three quarters of 2001.

We intend to continue a selective growth strategy through acquiring and managing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings. This change in emphasis is epitomized by the lease of the twenty-four Marriott communities as discussed in the Notes to Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations in the "Twenty-Four Building Acquisition" category.

               [The rest of this page is intentionally left blank]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS -CONTINUED


The  following  table  sets  forth  a  summary  of  our  property  interests:



                                           As of September 30,     As of December 31,     As of September 30,
                                                  2002                    2001                    2001
                                         ----------------------  ----------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings     Units
                                         ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . . . .         17       1,687           16       1,579         16       1,579
Leased (1). . . . . . . . . . . . . . .         43       3,628           42       3,444         43       3,527
Managed/Admin Services. . . . . . . . .         93       8,505           70       6,620         71       6,710
Joint Venture/Partnership . . . . . . .          3         333            5         605          5         605
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . . . .        156      14,153          133      12,248        135      12,421

     Percentage increase (decrease) (2)       17.3%       15.6%      (1.5%)      (1.4%)          0%          0%

New Developments. . . . . . . . . . . .          -           -            -           -          -           -
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Total. . . . . . . . . . . . . . .        156      14,153          133      12,248        135      12,421
                                         ----------  ----------  ----------  ----------  ----------  ----------

                                              17.3%       15.6%      (1.5%)      (1.4%)      (1.5%)      (1.6%)

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.
(2) The percentage increase (decrease) indicates the change from the prior period reported, or, in the case of September 30, 2001, from the end of the prior year in which there were 2 additional buildings in development representing 200 units.

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

We have incurred net operating losses since our inception, and as of September 30, 2002, we had an accumulated deficit of approximately $155.1 million. These losses resulted from a number of factors, including:

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

EMERITRUST  TRANSACTIONS

We hold interests in 46 communities referred to as the Emeritrust communities, including 25 Emeritrust I communities, 16 Emeritrust II Operating communities, and 5 Emeritrust II Development communities, under management agreements described in our Annual Report on Form 10-K for the year ended December 31, 2001. We do not recognize management fees on the Emeritrust communities as revenue in our condensed consolidated financial statements to the extent that we are funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by us under the management agreements. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our condensed consolidated financial statements.

For the three months ended September 30, 2002 and 2001, total gross management fees earned for the Emeritrust I communities were approximately $511,000 and $1.4 million, respectively, of which $349,000 and $739,000, respectively, were recognized as revenue. Approximately $450,000 of the decrease in gross management fees is associated with changes in the computation of management fees effective with the extension of the management agreement on January 1, 2002. In addition, gross management fees for the third quarter of 2002 were reduced by financing extension fees paid by the communities during the quarter and gross management fees for the third quarter of 2001, including recognition of $576,000 in contingent management fees earned in prior periods. Fees recognized as revenue for the third quarter of 2001 reflected a funding obligation consisting of $647,000 on the underlying financing of Emeritrust I properties, a feature that is not present in 2002. For the three months ended September 30, 2002 and 2001, total management fees earned for the Emeritrust II Development communities were $183,000, and $160,000, respectively, of which $170,000 and $142,000, respectively, were recognized as revenue after reflecting funding obligations of $13,000 and $18,000, respectively. For the three months ended September 30, 2002 and 2001, management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $486,000 and $500,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities decreased $376,000 for the third quarter of 2002 compared to the comparable period in 2001.

For the nine months ended September 30, 2002 and 2001, total management fees earned for the Emeritrust I communities were approximately $1.6 million and $2.5 million, respectively, of which $1.4 million and $1.6 million, respectively, were recognized as revenue. These results were affected by the same factors discussed for the third quarters of 2002 and 2001 and additional funding obligations of $253,000 for the first six months of 2001. For the nine months ended September 30, 2002 and 2001, total management fees earned for the Emeritrust II Development communities were $579,000 and $400,000, respectively, of which $529,000 and $326,000, respectively, were recognized as revenue after reflecting funding obligations of $50,000 and $74,000, respectively. For the nine months ended September 30, 2002 and 2001, management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $1.5 million and $1.4 million, respectively. Thus, the management fees recognized for all of the Emeritrust communities increased $69,000 for the first three quarters of 2002 compared to the comparable period in 2001.

OTHER  TRANSACTIONS

In July of 2002, we terminated the operating lease on an 88-unit building in Bedford, Virginia, and entered into a management agreement for that facility.

In August of 2002, we terminated the management agreement with Columbia Pacific Management, an entity controlled by Daniel R. Baty, our chief executive officer, for a 214-unit facility in Cincinnati, Ohio. In the same month, we exercised our purchase option to acquire a 108-unit facility in Auburn, Massachusetts, from Hanseatic Corporation. The cost to exercise the option was approximately $10.4 million, which consists of the option price of $10.2 million and approximately $200,000 in transaction costs. We financed the transaction using $8.3 million in debt financing provided by GE Healthcare Financial Services and approximately $2.1 million in cash. The debt financing bears interest at LIBOR plus 3.85%, with a floor of 6.5%, and is secured by the mortgage and the assignment of leases.

In September of 2002, we purchased the leasehold interest in a 111-unit facility located in San Antonio, Texas, from Regent Assisted Living ("RAL"). RAL had a cash security deposit on this property of approximately $742,000, which was replaced with a letter of credit from us. We also paid $408,000 in additional consideration to purchase RAL's leasehold interest. Total cash paid was approximately $1.2 million after transaction costs. Healthcare Property Investors provided debt financing of $800,000 and we paid cash of approximately $425,000. The note requires interest-only payments and bears an effective rate of 15% per annum.

In October of 2002, we purchased $2.9 million of mezzanine debt secured by interests in three communities leased by us; interest receivable on the debt will partially offset lease payments as our lease payments are used to pay interest on the debt. Also in October of 2002, an entity controlled by Daniel R. Baty acquired a 72-unit assisted living and dementia care community in Austin, Texas, which Emeritus is managing. The management agreement is effective until terminated by either party with written notice according to a specified notice period. The management agreement consists of a fee of 5% of revenue or $5,000 per month, whichever is greater.

TWENTY-FOUR  BUILDING  ACQUISITION

On October 1, 2002, we entered into a lease agreement with Fretus Investors LLC ("Fretus"), for twenty-four assisted living communities (the "Properties") in six states containing an aggregate of approximately 1,650 units. Fretus acquired the Properties from Marriott Senior Living Services, a subsidiary of Marriott International (NYSE: MAR). Fretus is a private investment joint venture between Fremont Realty Capital ("Fremont"), which holds a 65% stake, and Columbia Pacific 2002 Pool LLC ("Baty entity"), which holds a 35% minority stake. Daniel R. Baty, our chairman and chief executive officer, controls the Baty entity and owns, directly and indirectly, through limited liability companies, approximately 36% of the Baty entity. Mr. Baty is guarantor of a portion of the debt and the administrative member of Fretus. Fretus, in turn, leased the Properties to us. We have no obligation with respect to the properties other than our responsibilities under the lease, which includes the option to purchase solely at our discretion.

The lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for us to acquire the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee. The lease is a net lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $26.7 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rental would be approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold. The Properties in this acquisition are all purpose-built assisted living communities in which we plan to offer both assisted and memory loss services in selected communities.

RESULTS  OF  OPERATIONS

Critical  Accounting  Policies  and  Estimates.

Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, insurance deductibles, health insurance, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are more significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. We utilize third-party insurance for losses and liabilities associated with general and professional liability insurance claims subject to established self-insured retention levels on a per occurrence basis. Losses up to these self-insured retention levels are accrued based upon actuarially determined estimates of the aggregate liability for claims incurred. For health insurance, we self-insure up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We hold shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. We record an investment impairment charge when we believe this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period we made such determination

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.



                                                                                                      Period-to-Period
                                                                                                        Percentage
                                                                                                          Increase
                                                       Percentage  of  Revenues                          (Decrease)
                                     ----------------------------------------------------------  ----------------------------
                                            Three Months                    Nine Months          Three Months   Nine Months
                                                ended                         ended                  ended         ended
                                            September 30,                  September 30,         September 30,  September 30,
                                     ----------------------------  ----------------------------
                                         2002           2001           2002           2001         2001-2002      2001-2002
                                     -------------  -------------  -------------  -------------  -------------  -------------

Revenues. . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%           2.9%           1.2%
Expenses:
     Community operations . . . . .          59.6           58.1           59.4           58.0            5.6            3.7
     General and administrative . .          14.9           14.5           14.3           13.3            6.3            9.1
     Depreciation and amortization.           4.6            5.3            4.9            5.3          (11.2)          (6.4)
     Facility lease expense . . . .          20.2           19.1           20.2           19.4            9.0            5.2
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Total operating expenses .          99.3           97.0           98.8           96.0            5.5            4.2
                                     -------------  -------------  -------------  -------------  -------------  -------------
Income from operations. . . . . . .           0.7            3.0            1.2            4.0          (76.3)         (69.3)
Other income (expense)
     Interest income. . . . . . . .           0.1            0.6            0.3            0.7          (79.2)         (65.6)
     Interest expense . . . . . . .          (7.9)          (9.5)          (8.2)          (9.8)         (14.2)         (16.9)
     Other, net . . . . . . . . . .          (0.4)           3.5           (0.8)           0.9         (112.6)        (193.1)
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Net other expense. . . . .          (8.2)          (5.4)          (8.7)          (8.2)          57.2            7.0
                                     -------------  -------------  -------------  -------------  -------------  -------------

         Net loss . . . . . . . . .         (7.5%)         (2.4%)         (7.5%)         (4.2%)         219.4%          81.0%
                                     =============  =============  =============  =============  =============  =============



The following discussion for the three and nine months ended September 30, 2002, is exclusive of insurance surcharges and the move-in fee deferral unless otherwise noted.

Comparison  of  the  three  months  ended  September  30,  2002  and  2001
--------------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the three months ended September 30, 2002, increased by $1.0 million to $36.0 million from $35.0 million for the comparable period in 2001, or 2.9%.

Community revenue increased by approximately $15,000 in the three months ended September 30, 2002, compared to the three months ended September 30, 2001. We disposed of two communities in the three months ended September 30, 2001, and transferred one community from leased to managed in July of 2002. These communities, which represented revenue of approximately $1.2 million, were not included in our consolidated portfolio in the third quarter of 2002, but were included in the comparable quarter of 2001. The decrease in revenue attributed to these changes was partially offset by the net effect of an increase in average monthly revenue per unit and a decrease in the occupancy rate. Average monthly revenue per unit was $2,577 for the third quarter of 2002 compared to $2,414 for the comparable quarter of 2001, an increase of approximately 6.8%. The occupancy rate decreased 1.3 percentage points to 82.3% for the third quarter of 2002 from 83.6% for the third quarter of 2001.

Community revenue was enhanced by an increase in management fee revenue of $383,000 and other service fees of $675,000. Management fee revenue increased primarily due to the increased number of communities under management agreements, accounting for $710,000 of the increase, for the three months ended September 30, 2002. The increase in management fee revenue was partially offset by a decrease of $390,000 related to Emeritrust I communities in the three months ended September 30, 2002, as compared to the same period in 2001. The majority of this decrease was due to a change in the method of computing management fees effective with the extension of the management agreement on January 1, 2002. Management fees and related funding obligations are discussed in more detail above under "Emeritrust Transactions". Other service fees increased primarily from additional ancillary programs introduced during the past year and insurance surcharges of $342,000.

Community Operations: Community operating expenses for the three months ended September 30, 2002, increased by $1.2 million to $21.5 million from $20.3 million in the third quarter of 2001, or 5.6%. The change was comprised of a net decrease of approximately $690,000 from the disposition of two communities, the conversion of one community from leased to managed, and an increase in total operating expenses of approximately $1.9 million. The increase in operating expenses was primarily due to increases in liability, workers' compensation, health insurance, and benefits of $1.0 million and added personnel expenses associated with our increasing emphasis on dementia care (Alzheimer's). Community operating expenses as a percentage of total operating revenue increased to 59.6% in the third quarter of 2002 from 58.1% in the third quarter of 2001.

General and Administrative: General and administrative (G&A) expenses for the three months ended September 30, 2002, increased $317,000 to $5.4 million from $5.1 million for the comparable period in 2001, or 6.3%. As a percentage of total operating revenues, G&A expenses increased to 14.9% for the three months ended September 30, 2002, compared to 14.5% for the three months ended September 30, 2001. G&A expenses rose primarily due to increases in the number of employees and normal increases in employee salaries. Recent growth in total communities managed through additional contracts has led to some added operational and administrative employees. Since more than half of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. These percentages were 6.2% and 7.4% for the three months ended September 30, 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the three months ended September 30, 2002, was $1.7 million compared to $1.9 million for the comparable period in 2001. This decrease is primarily due to decreased depreciable assets because of sales/leaseback arrangements. In 2002, depreciation and amortization represents 4.6% of total operating revenues, compared to 5.3% for the comparable period in 2001.

Facility Lease Expense: Facility lease expense for the three months ended September 30, 2002, was $7.3 million compared to $6.7 million for the comparable period of 2001, representing an increase of $601,000, or 9.0%. While we leased 43 communities as of both September 30, 2002 and 2001, there were changes in the composition of the leased communities during the periods by refinancing two previously mortgaged communities with leases. Of the total increase in operating lease expense, approximately three-fourths resulted from the refinancing and the balance was attributable to rent escalation provisions in existing leases. Facility lease expense as a percentage of revenues was 20.2% for the three months ended September 30, 2002, and 19.1% for the three months ended September 30, 2001.

Interest Income: Interest income for the three months ended September 30, 2002, was $46,000 versus $221,000 for the comparable period of 2001. This decrease is primarily attributable to declining interest rates.

Interest Expense: Interest expense for the three months ended September 30, 2002, was $2.8 million compared to $3.3 million for the comparable period of 2001. This decrease of $468,000, or 14.2%, is primarily attributable to lower interest rates on our variable rate debt and to the sale/leaseback of two communities in the second quarter which replaced mortgage interest with new operating lease payments. As a percentage of total operating revenues, interest expense decreased to 7.9% from 9.5% for the three months ended September 30, 2002 and 2001, respectively, reflecting lower interest rates and the two community sale/leaseback transactions.

Other, net: Other, net (expense) for the three months ended September 30, 2002, was an expense of $153,000 compared to income of $1.2 million for the comparable period in 2001. The change of $1.4 million is predominately the result of two community transactions in the third quarter of 2001, one consisting of a gain of $989,000 on the sale of a community, and the other consisting of an adjustment related to a joint venture note receivable of $489,000 in connection with the acquisition of the joint venture.

Preferred dividends: For the three months ended September 30, 2002 and 2001, the preferred dividends were approximately $1.8 million and $1.6 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively to the first quarter of 2002. This caused the preferred dividends to be approximately $212,000 higher in the third quarter of 2002 as compared to the third quarter of 2001. In addition, since we have not paid these dividends for six consecutive quarters, both our Series A and Series B shareholders became entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time as we have paid the accrued dividends.

 Comparison  of  the  nine  months  ended  September  30,  2002  and  2001
 -------------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the nine months ended September 30, 2002, increased by $1.3 million to $106.2 million from $104.9 million for the comparable period in 2001, or 1.2%.

A significant component of the change in revenue is comprised of a decrease in community revenue of approximately $2.9 million and an increase in other service fees of $1.6 million for the nine months ended September 30, 2002. We disposed of three communities in the first three quarters of 2001, and transferred one community from leased to managed in July of 2002. These communities, which represented revenue of approximately $3.3 million, were not included in our consolidated portfolio in the first three quarters of 2002, but were included in the comparable quarters of 2001. In addition, we made a one-time adjustment to defer recognition of move-in fees of approximately $1.8 million in the second quarter of 2002. These decreases were partially offset by the net effect of an increase in average monthly revenue per unit and a decrease in the occupancy rate resulting in a $3.9 million increase in revenue from ongoing operations, including the amortization of the insurance surcharge of approximately $1 million. Average monthly revenue per unit was $2,542 for the first three quarters of 2002, compared to $2,387 for the comparable quarters of 2001, an increase of approximately 6.5%. The occupancy rate decreased 2.6 percentage points to 81.8% for the first three quarters of 2002, from 84.4% for the comparable period in 2001.

Community revenue was enhanced by an increase in management fee revenue of $2.6 million for the first three quarters of 2002, as compared to the same period of 2001. Management fee revenue increased primarily due to the increased number of communities under management agreements, accounting for approximately $1.7 million of the increase. In addition, contingent management fees increased by $378,000, and management fees recognized from the Emeritrust communities increased by $69,000. The remainder of the increase was a combination of one-time performance-based revenue, and improved performance from communities we have managed for more than nine months.

Community Operations: Community operating expenses for the nine months ended September 30, 2002, increased by $2.2 million to $63.1 million from $60.9 million in the first three quarters of 2001, or 3.7%. The increase is primarily the result of increases in liability, workers' compensation, health insurance, and benefits of $2.7 million and added personnel expense associated with our increasing emphasis on dementia care (Alzheimer's). These increases were offset by a decrease of $2.1 million in operating expenses from the disposal of three communities in 2001 and transfer of one community from leased to managed in July of 2002. Community operating expenses as a percentage of total operating revenue increased to 59.4% in the third quarter of 2002, from 58.0% in the third quarter of 2001.

General and Administrative: General and administrative (G&A) expenses for the nine months ended September 30, 2002, increased $1.3 million to $15.2 million from $13.9 million for the comparable period in 2001, or 9.1%. As a percentage of total operating revenues, G&A expenses increased to 14.3% for the nine months ended September 30, 2002, compared to 13.3% for the nine months ended September 30, 2001. G&A expenses rose primarily due to increases in the number of employees, normal increases in employee salaries, and costs related to various employee benefit programs. Recent growth in total communities managed through additional contracts has led to added operational and administrative employees. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. These percentages were 5.9% and 6.8% for the nine months ended September 30, 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the nine months ended September 30, 2002, were approximately $5.2 million compared to $5.5 million for the nine months ended September 30, 2001. This decrease is primarily due to decreased depreciable assets because of sales/leaseback arrangements. In 2002, depreciation and amortization represents 4.9% of total operating revenues, compared to 5.3% for the comparable period in 2001. The decrease as a percentage of revenues is due to decreased depreciable assets and increased revenues.

Facility  Lease  Expense:  Facility  lease  expense  for  the  nine months ended
September 30, 2002, was $21.4 million compared to $20.4 million for the comparable period of 2001, representing an increase of $1.1 million, or 5.2%. While we leased 43 communities as of both September 30, 2002 and 2001, there were changes in the composition of the leased communities during the periods.
The increase in expense was primarily due to lease escalator provisions in existing leases and a sale/leaseback of two communities in the second quarter which replaced mortgage interest with new operating lease payments. Facility lease expense increases associated with the transaction discussed above were offset through reduced costs from the disposal of three communities in the first, third, and fourth quarters of 2001, and the transfer of one community from leased to managed in the third quarter of 2002. Facility lease expense as a percentage of revenues was 20.2% and 19.4% for the nine months ended September 30, 2002 and 2001.

Interest Income: Interest income for the nine months ended September 30, 2002, was $268,000 versus $779,000 for the comparable period of 2001. This decrease is primarily attributable to declining interest rates, and an adjustment in the second quarter of 2001 of $122,000 increasing interest income.

Interest Expense: Interest expense for the nine months ended September 30, 2002, was $8.6 million compared to $10.4 million for the comparable period of 2001. This decrease of $1.8 million, or 16.9%, is primarily attributable to lower interest rates on our variable rate debt and to the sale/leaseback of two communities in the second quarter, which replaced mortgage interest with new operating lease payments. As a percentage of total operating revenues, interest expense decreased to 8.1% from 9.9% for the nine months ended September 30, 2002 and 2001, respectively, reflecting increased revenues in conjunction with lower interest rates in the first three quarters of 2002.

Other, net: Other, net (expense) for the nine months ended September 30, 2002, was an expense of $894,000 compared to income of $960,000 for the comparable period of 2001. The net change of $1.9 million is predominately comprised of the following items: during the first nine months of 2002, we purchased a minority partner interest in two communities and subsequently entered into a sale/leaseback transaction with two additional leased communities, resulting in net transaction costs of $530,000. In July 2002, we transferred one community from leased to managed, resulting in $171,000 in write-offs. In August 2001, we finalized the sale of a single community, resulting in $1.4 million in gain, of which $378,000 was amortized in the first two quarters of 2001. Additionally, we recorded $432,000 of additional income related to a previously fully reserved receivable on a related-party joint venture. Our Emeritrust net funding obligation decreased by $232,000 to $72,000 for the nine months ending September 30, 2002. Finally, we recognized income related to our joint venture partnership in a pharmacy of $59,000 compared to a net expense of $312,000 for the first nine months of 2001.

Preferred dividends: For the nine months ended September 30, 2002 and 2001, the preferred dividends were approximately $5.5 million and $4.8 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively to the first quarter of 2002. This caused the preferred dividends to be approximately $710,000 higher in the first three quarters of 2002 as compared to the first three quarters of 2001. In addition, since we have not paid these dividends for six consecutive quarters, both our Series A and Series B shareholders became entitled to elect one additional director each to our board of directors at each annual shareholders' meeting until such time as we have paid the accrued dividends.

Same  Community  Comparison

We operated 59 communities on a comparable basis during both the three months ended September 30, 2002 and 2001. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended September 30, 2002 and 2001.



                                      Three Months ended September 30,
                                              (In thousands)

                                                            Dollar   Percentage
                                   2002          2001       Change     Change
                               ------------  ------------  --------  -----------
Revenue . . . . . . . . . . .  $    32,917   $    31,441   $ 1,476          4.7%
Community operating expenses.      (21,214)      (19,289)   (1,925)       (10.0)
                               ------------  ------------  --------  -----------
  Community operating income.       11,703        12,152      (449)        (3.7)
Depreciation & amortization .       (1,462)       (1,611)      149          9.2
Facility lease expense. . . .       (7,028)       (6,146)     (882)       (14.4)
                               ------------  ------------  --------  -----------
    Operating income. . . . .        3,213         4,395    (1,182)       (26.9)
Interest expense, net . . . .       (2,260)       (2,869)      609         21.2
Other income (expense). . . .           47            62       (15)       (24.2)
                               ------------  ------------  --------  -----------
    Net income. . . . . . . .  $     1,000   $     1,588   $  (588)      (37.0%)
                               ============  ============  ========  ===========

The same communities represented $32.9 million or 91.3% of our total revenue of $36.0 million for the third quarter of 2002. Same community revenues increased by $1.5 million or 4.7% for the quarter ended September 30, 2002, from the comparable period in 2001. This increase is due to insurance surcharges to residents of approximately $332,000 recognized in the period and the combined effects of declines in occupancy, and rate increases. Average occupancy decreased to 82.5% in the third quarter of 2002 from 83.7% in the third quarter of 2001. Average revenue per occupied unit increased by $131 per month or 5.4%.

Community operating expenses increased approximately $1.9 million due to a combination of factors: the increase in operating expenses was primarily due to increases in liability, workers' compensation, health insurance, and benefits of $950,000 and added personnel expenses associated with our increasing emphasis on dementia care (Alzheimer's), normal salary increases, and other employee costs, as well as normal increases in other operating expense categories. Occupancy expenses, consisting of facility lease expense, depreciation and amortization and interest expense rose approximately $124,000 as a result of the net effect of sale/leaseback transactions relating to two communities, rent escalation related to other communities and new subordinated debt financing, partially offset by lower interest rates. For the quarter ended September 30, 2002, net income decreased to $1.0 million from $1.6 million for the comparable period of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the nine months ended September 30, 2002, net cash used in operating activities was $1.1 million compared to $2.2 million provided by operating activities for the comparable period in the prior year. The primary components of operating cash used were the net loss of $7.9 million, partially offset by depreciation and amortization of $5.2 million and the net decrease in other operating assets and liabilities of $850,000. The primary components of operating cash provided for the nine months ended September 30, 2001, were the depreciation and amortization of $5.5 million and the net decrease in other operating assets and liabilities of $2.3 million, partially offset by the net loss of $4.4 million and amortization of deferred gain of $521,000.

Net cash provided by investing activities amounted to $8.1 million for the nine months ended September 30, 2002, and was comprised primarily of funds from the sale/leaseback transaction of two communities in the second quarter of 2002, partially offset by the acquisition of one community in the third quarter and investment in lease acquisition costs. Net cash provided by investing activities amounted to $3.7 million for the nine months ended September 30, 2001, and was comprised primarily of repayment of advances by third parties and affiliates of $2.8 million and proceeds from the sale/leaseback of one community, which was partially offset by the acquisition of property and equipment.

For the nine months ended September 30, 2002, net cash used in financing activities was $9.4 million primarily from long-term debt repayments, which include debt repayments related to the sale/leaseback transaction of two communities in the second quarter of 2002, partially offset by the proceeds of long-term borrowings. For the nine months ended September 30, 2001, net cash used in financing activities was $3.7 million primarily from the repayment of short-term and long-term borrowings.

The current portion of long-term debt at September 30, 2002, has increased approximately $45.9 million since December 31, 2001, primarily due to certain debt instruments having maturity dates prior to September 30, 2003. Most significantly, these debt instruments are a $6.8 million note to GMAC, which is due February 1, 2003, and notes totaling $39.8 million to Deutsche Bank AG, which are due May 31, 2003.

We have incurred significant operating losses since our inception and have a working capital deficit of $64.4 million, although $2.5 million represents deferred revenues and $12.0 million of preferred cash dividends is only due if declared by our board of directors. To date, we have been dependent upon third party financing or disposition of assets to fund operations. Management intends to continue to refinance or restructure debt as necessary with our current third party lenders. We cannot, however, guaranty that third party financing and refinancing or dispositions of assets will be available timely or on terms acceptable to us. With respect to both the $6.8 million that matures on February 1, 2003, and the $39.8 million of mortgage debt that matures on May 31, 2003, we are currently in discussions with the lenders and others regarding restructuring or refinancing of the debt and currently we believe the issue will be resolved prior to the maturity of the debt. If we are unable to restructure or refinance the debt, the lenders could declare the entire amount immediately due and payable at maturity and could begin foreclosure proceedings with respect to the eight assisted living properties that secure the debt. In addition, this default would result in defaults under other leases and loan agreements. Except for the potential financial impact of being unable to refinance the aforementioned mortgage debt, we believe we have sufficient funds to sustain operations at least through September 30, 2003.

Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other lease and loan obligations. Such cross-default provisions affect 14 owned assisted living properties and 36 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At September 30, 2002, we are in compliance with our debt and lease covenants.

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

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this press release that are not historical or current facts deal with the potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from Emeritus's actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in Emeritus's communities; Emeritus's ability under current market conditions to maintain and increase its resident charges in accordance with rate enhancement programs without adversely affecting occupancy levels; increases in interest rates that would increase costs as a result of variable rate debt; ability of Emeritus to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; the ability of Emeritus to generate cash flow sufficient to service its debt and other fixed payment requirements; Emeritus's ability to find sources of financing and capital on satisfactory terms to meet its cash requirements to the extent that they are not met by operations; and making satisfactory arrangements for the continued operation of the Emeritrust communities beyond June 30, 2003, when our management agreements for those communities expires. Emeritus has attempted to identify, in context, certain of the factors that they currently believe may cause actual future experience and results to differ from Emeritus's current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in the Company's reports filed with the Securities and Exchange Commission (SEC), including Emeritus's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At September 30, 2002, our variable rate borrowings totaled approximately $85.3 million. If market interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $1.7 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of September 30, 2002, and does not consider changes in the actual level of borrowings that may occur subsequent to September 30, 2002. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or our current funding requirements for the Emeritrust communities, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

ITEM  4.  CONTROLS  AND  PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

               [The rest of this page is intentionally left blank]

                           PART II. OTHER INFORMATION


ITEMS  1  THROUGH  3,  AND  ITEM  5  ARE  NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)     The  Annual  Meeting  of  Shareholders  was  held on September 17, 2002.

(b) All director nominees listed in the proxy statement were elected at the meeting.

(c) The following matters voted upon at the meeting received the number of votes set forth below:

Election  of  Directors:
------------------------
                                                                  Abstain or
     Name                      For           Against            Broker Non-vote
-----------------            ---------        -------           ---------------
Daniel  R.  Baty             10,736,704        57,079
Charles  P.  Durkin, Jr.     10,777,580        16,203


Ratification  of  Independent  Public  Auditors:
------------------------------------------------

                  For         Against     Abstain     Other Non-vote
               ----------    --------    --------    --------------

               10,774,667      14,024      5,092

(d)     Not  applicable.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS


                                                                                             Footnote
          Number                              Description                                     Number
     ----------------   ------------------------------------------------------------------  -------------

           10.9.3   Amended and Restated Master Lease Agreement dated September 18,
                    2002, between Health Care Property Investors, Inc., HCPI Trust,
                    Texas HCP Holding, L.P. ("Lessor") and Emeritus Corporation,
                    ESC III, L.P. ("Lessee"). . . . . . . . . . . . . . . . . . . . . . . . . .  (2)
           10.9.4  Promissory Note between Emeritus Corporation ("Maker")
                      Health Care Property Investors, Inc. ("Lender"),
                      dated September 18, 2002. . . . . . . . . . . . . . . . . . . . . . . . .  (2)
           10.29.8  Real Estate Purchase and Sale Agreement under the purchase option on the lease dated January 1, 2000, between Auburn
                     Land L.L.C. ("Seller") and Emeritus Properties XIV, L.L.C. ("Buyer")
                     dated August 26, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  (2)
           10.29.9  Sublease Termination and Release Agreement between
                     Sage Assisted Living L.L.C. ("Landlord") and Emeritus
                     Properties XIV, L.L.C. ("Tenant") dated August 26, 2002. . . . . . . . . .  (2)
           10.69.8  Agreement and Consent of Assignment of Lease between
                      Texas HCP Holding, Inc. ("Lessor"), Regent Assisted Living ("Assignor"),
                      ESC III, L.P. ("Assignee") dated September 18, 2002.. . . . . . . . . . .  (2)
           10.69.9  Lease Assignment and Operations Transfer Agreement between
                      Regent Assisted Living ("Tenant") and ESC III, L.P. ("Assignee")
                      dated September 18, 2002. . . . . . . . . . . . . . . . . . . . . . . . .  (2)
 10.71  Lodge  at  Eddy  Pond,  Massachusetts.  The  following  agreements  are representative of those executed in connection with the property:
           10.71.1  Loan Agreement between Heller Healthcare Finance, Inc. ("Lender")
                      and Emeritus Properties XIV, L.L.C. ("Borrower") dated August 26, 2002. .  (2)
           10.71.2  Promissory Note A between Heller Healthcare Finance, Inc. ("Holder")
                      and Emeritus Properties XIV, L.L.C. ("Maker") dated August 26, 2002.. . .  (2)
           10.71.3  Subordinate Promissory Note B between Heller Healthcare
                      Finance, Inc. ("Holder") and Emeritus Properties XIV, L.L.C.
                      ("Maker") dated August 26, 2002.. . . . . . . . . . . . . . . . . . . . .  (2)
           10.71.4  Real Property Mortgage with Power of Sale and Security
                      Agreement (Massachusetts) dated August 21, 2002.. . . . . . . . . . . . .  (2)
           10.71.5  Collateral Assignment of Management Agreement and
                     Waiver of Property Management and Broker Liens
                     dated August 26, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  (2)
           10.71.6  Guaranty by registrant ("Guarantor") to Heller Healthcare Finance,
                     Inc. ("Lender") dated August 26, 2002. . . . . . . . . . . . . . . . . . .  (2)
           10.71.7  Lease and Rent Assignment Agreement between Emeritus
                     Properties XIV, L.L.C. ("Assignor") to Heller Healthcare Finance,
                     Inc. ("Assignee") dated August 21, 2002. . . . . . . . . . . . . . . . . .  (2)
           10.71.8  Side Letter regarding Deutsche Bank Refinancing and the registrants intent on refinancing with Heller Healthcare Finance, Inc. ("Lender")
                     dated August 26, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  (2)
           10.71.9  Senior Housing Rider between Emeritus Properties XIV, L.L.C. ("Borrower"),
                     Emeritus Corporation ("Manager") and Heller Healthcare Finance,
                      Inc. ("Lender") dated August 26, 2002.. . . . . . . . . . . . . . . . . .  (2)
           10.71.10  Hazardous Materials Indemnity Agreement between Emeritus
                     Properties XIV, L.L.C. ("Borrower"), Emeritus Corporation ("Guarantor")
                      and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002. . .  (2)
           10.72.1  Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord") and
                     Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant")
                     dated October 1, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)
 99.1      Certification of Periodic Reports
           99.1.3  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated
                     November 8, 2002. . . . . . . . . . . . . . . . .. . . .  . . . . . . . ..  (2)
           99.1.4  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom
                     dated November 8, 2002. . . . . . . . . . . . . . . . . . . . . . . . . ..  (2)
 99.2      Press Releases
           99.2.1  Press Release dated October 1, 2002, announcing the 24
                     Marriott community acquisition.. . . . . . . . . . . . . . . . . . . . . .  (1)


(1) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 15, 2002.
(2)     Filed  herewith

(B)  REPORTS  ON  FORM  8-K.

A report on Form 8-K dated October 1, 2002, was filed on October 15, 2002, related to a lease agreement for twenty-four assisted living communities previously owned by Marriott Senior Living Services, a subsidiary of Marriott International (NYSE: MAR), more fully discussed in "Twenty-four Building Acquisition" in the Notes to Condensed Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations. Financial statements and pro forma financial statements will be filed as an amendment to the Form 8-K within 60 days of the original filing.




               [The rest of this page is intentionally left blank]

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2002

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

                                 CERTIFICATIONS


I,  Daniel  R.  Baty,  Chief  Executive  Officer,  certify  that:

1.  I  have reviewed this quarterly report on Form 10-Q of Emeritus Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /S/    Daniel  R.  Baty
                                            --------------------------------
                                            Daniel  R.  Baty
                                            Chief  Executive  Officer
                                            November  8,  2002




I,  Raymond  R.  Brandstrom,  Chief  Financial  Officer,  certify  that:

1.  I  have reviewed this quarterly report on Form 10-Q of Emeritus Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /S/    Raymond  R.  Brandstrom
                                            --------------------------------
                                            Raymond  R.  Brandstrom
                                            Chief  Financial  Officer
                                            November  8,  2002