Form 10-K
period 2002-12-31
EMERITUS CORP\WA\
filed 2003-03-28
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934
FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-14012

                              EMERITUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                Yes[ ]           No[X]
     Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 was $24,100,140.

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2003 was $22,389,919.

     As of February 28, 2003 10,247,226 shares of the Registrant's Common Stock were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:
     The information required by Part III of Form 10-K (items 10-13) is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed on or before April 30, 2003.


                      EMERITUS CORPORATION

                             INDEX


                             PART I
                                                                    PAGE NO.
                                                                    --------
ITEM 1.  DESCRIPTION OF BUSINESS                                      1
ITEM 2. .DESCRIPTION OF PROPERTY                                     11
ITEM 3. .LEGAL PROCEEDINGS                                           19
ITEM 4. .SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         20
         EXECUTIVE OFFICERS OF EMERITUS. . .                         20
                             PART II
ITEM 5. .MARKET FOR REGISTRANTCOMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS . . . . . . . .                       23

ITEM 6. .SELECTED CONSOLIDATED FINANCIAL DATA                        24

ITEM 7. .MANAGEMENTDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . .                       25

ITEM 7A..QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  53

ITEM 8. .FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 54

ITEM 9. .CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                       54

                             PART III

ITEM 10..DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          55
ITEM 11..EXECUTIVE COMPENSATION                                      55

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION         55

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              55
ITEM 14..CONTROLS AND PROCEDURES                                     55
                             PART IV

ITEM 15..EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.                                                   56

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

At December 31, 2002, we operated 180 assisted living communities, consisting of approximately 15,800 units with a capacity for 18,900 residents, located in 33 states. These include 17 communities that we own, 67 communities that we lease, and 96 communities that we manage, including two in which we hold joint venture interests. Under three management agreements covering 46 of our 96 managed communities, we have options to purchase 38 communities and rights of first refusal on three communities that expire June 30, 2003, and options to purchase five communities that expire December 31, 2003.

We strive to provide a wide variety of assisted living services in a professionally managed environment that allows our residents to maintain dignity and independence. Our residents are typically unable to live independently, but do not require the intensive care provided in skilled nursing facilities. Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident's individual service needs. We believe our residential assisted living communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities. In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming are attractive to seniors who are inadequately served by independent living facilities.

Emeritus's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder are made available free of charge, on Emeritus's web site, (www.emeritus.com), as soon as reasonably practicable after Emeritus electronically files such material with, or furnishes it to, the SEC. The information contained on Emeritus's web site is not being incorporated herein.


The  Assisted  Living  Industry

We believe that the assisted living industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.

Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia.

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

* Cost-Effectiveness. The average annual cost to care for a Medicare or Medicaid patient in a skilled nursing home can exceed $40,000. The average cost to care for a private pay patient in a skilled nursing home can exceed $60,000 per year in certain markets. In contrast, assisting living services generally cost 30% to 50% less than skilled nursing facilities located in the same region. We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.

* Demographics. The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 9.8% from approximately
16.9 million in 2001 to approximately 18.6 million by the year 2010. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 30.4% from approximately 4.4 million in 2001 to over 5.7 million by the year 2010. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published by the Alzheimer's Association, this population will increase 127% from the current 4.4 million to 10.0 million people by the year 2010. Because Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years, absent breakthroughs in medical research.

* Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population is increasing. Currently, more than 54% of the population over the age of 75 have incomes over $20,000 per year and slightly more than 44% have annual incomes of at least $25,000. Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households has increased over the last decade and the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services we offer to senior family members are less able to do so.

* Supply/Demand Imbalance. While the senior population is growing significantly, the supply of skilled nursing beds per thousand is declining. We attribute this imbalance to a number of factors in addition to the aging of the population. Many states, in an effort to maintain control of Medicaid expenditures on long-term care, have implemented more restrictive Certificate of Need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. We also believe that high construction costs and limits on government reimbursement for construction and start-up expenses have constrained the growth and supply of traditional skilled nursing beds. We believe that these factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with the activities of daily living but do not require 24-hour medical attention.

Competitive  Strengths

We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

* State-of-the-Art Communities. Of our 180 operating communities, 89 communities have been built and opened since January 1, 1996. In addition, we have significantly upgraded 48 of our older communities to improve their appearance and operating efficiency. These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems, and electronic systems, including those for data transmission, data sharing, and e-mail.

* Large Operating Scale. We believe that our size gives us significant advantages over smaller operators. Given the scale of our operations, we have the opportunity to select the best operating systems and service alternatives and to develop a set of best practices for implementation on a national scale. We also believe that, because of our size, we are able to purchase such items as food, equipment, insurance, and employee benefits at lower costs, and to negotiate more favorable financing arrangements.

* Lower Cost of Communities. As of December 31, 2002, the average cost per unit of our communities was approximately $65,300. We believe that these costs are less than the current replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

* Geographic Diversification and Regional Focus. We operate our communities in 33 states in all regions of the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary markets, which enables us to maximize operating efficiencies.

* Experienced Management with Industry Relationships. Daniel R. Baty, our Chief Executive Officer, has more than 30 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that his experience and the relationships that he has developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday Retirement Corporation, an operator of independent living facilities, and Columbia-Pacific Group, Inc., an operator of independent living facilities and assisted living communitiesIn addition, our operating vice presidents have an average of 20 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

Business  Strategy

We believe that there is a significant demand for alternative long-term care services that are well-positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities. Our goal is to become the national leader in the assisted living segment of the long-term care industry through the following strategy:

* Focus on Operations and Occupancy. Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time. Having achieved our growth objective, in 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities to concentrate on improving community performance through both increased occupancy and revenue per occupied unit. Initially, we focused most of our efforts on increasing occupancy across our portfolio. Having achieved a portion of our total goal by late 1999, we then shifted our efforts toward enhancing our rates, particularly in facilities that were substantially below industry averages. This rate strategy has led to increased rates across most of our portfolio. We believe that continued focus on both rates and occupancy will continue to generate the incremental growth in margins we are striving to achieve.

          Expand Business through Management Agreements. With the current changes in the capital markets, we may be presented with, or look for, opportunities for revenue growth through the use of management agreements under which we earn a fee. We will take advantage of these opportunities if the managed communities fit into our existing areas of operational strength and appropriate geographical proximity to the communities that we currently own or manage, and, therefore require minimal incremental cost. We intend to manage these new communities for a fee based on a percentage of their gross revenue.

     Acquire Communities Selectively. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement. As we achieve these objectives, we expect to be more receptive to acquisition opportunities that meet designated criteria. We particularly expect to favor the acquisition of communities that provide more complete coverage of our existing markets and intend to focus on acquisitions of communities that have been originally designed as assisted living facilities with a favorable current operating structure, and communities that provide immediate positive cash flow opportunities with minimal impact to existing operations. In 2002, as the opportunities arose, we acquired additional leased communities and managed communities that satisfy our criteria. We intend to continue to be more selective and measured in our acquisition strategy in the future.

* Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors in smaller cities and suburbs with populations of 50,000 to 150,000 persons. We believe that this "value-sensitive" segment of the senior community is the largest, broadest, and most stable. We think that these markets are receptive to the development of new assisted living communities and the expansion of existing communities.

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


SERVICE LEVEL           TYPE OF RESIDENT                        DESCRIPTION OF CARE PROVIDED
-------------    -------------------------------  --------------------------------------------------------------


Basic Services. .  All residents--independent,     We offer these basic services to our residents:
          . . . .  assisted living and those with  *  three meals per day,
          . . . .  Alzheimer's and related         *  social and recreational activities,
          . . . .  dementia                        *  weekly housekeeping and linen service,
          . . . .                                  *  building maintenance and grounds keeping,
          . . . .                                  *  24-hour emergency response and security,
          . . . .                                  *  licensed nurses on staff to monitor and coordinate care
          . . . .                                  needs, and
          . . . .                                  *  transportation to appointments, etc.
----------------------------------------------------------------------------------------------------------------------
Assisted living .  Assisted living residents       We cater our assisted living services to each resident based on
services. . . . .                                  his/her individual requirements for more frequent or intensive
          . . . .                                  assistance or increased care or supervision.  We achieve this
          . . . .                                  individualized care, through consultation with the resident, the
          . . . .                                  resident's physician and the resident's family.
          . . . .
          . . . .                                  We determine an individual resident's level of care by the
          . . . .                                  degree of assistance he/she requires in each of several categories.
          . . . .                                  Our categories of care include, but are not limited to:
          . . . .                                  *  medication management and supervision,
          . . . .                                  *  reminders for dining and recreational activities,
          . . . .                                  *  assistance with bathing, dressing and grooming,
          . . . .                                  *  incontinence care and assistance,
          . . . .                                  *  behavior management,
          . . . .                                  *  dietary assistance, and
          . . . .                                  *  miscellaneous services (including diabetic management,
          . . . .                                  prescription medication reviews, transfers, simple treatments, and
          . . . .                                  oxygen set up/maintenance).
----------------------------------------------------------------------------------------------------------------------
Special Care. . .  Residents with Alzheimer's      We have designed our Special Care program to meet the
Program . . . . .  and related dementia            specialized medical, psychological and social needs of our
(Alzheimer's &. .                                  resident afflicted by this condition.  In a manner consistent with
related dementia)                                  our assisted living services, we help structure a service plan for
          . . . .                                  each resident based on his/her individual needs.  Some of the key
          . . . .                                  service areas that we focus on to provide the best care for our
          . . . .                                  residents with Alzheimer's or related dementias center around:
          . . . .                                  *  separate dining program,
          . . . .                                  *  enhanced behavior interpretation and management,
          . . . .                                  *  structured activity planning, and
          . . . .                                  *  partnering with and supporting families through support groups,
          . . . .                                     one on one meetings, and educational forums.

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

Management  Activities

At December 31, 2002, we managed and provided administrative services to 94 assisted living communities under management agreements that typically provide for management fees ranging from 3% to 7% of gross revenues. Management fees were approximately $10.9 million in 2002. These management agreements have terms ranging from two to five years, and may be renewed or renegotiated at the expiration of the term. We have various categories of management agreements, including:

* management agreements covering 46 communities in connection with the Emeritrust transactions, which we will refer to extensively throughout this document and which are detailed as follows:

     * EMERITRUST I: 25 communities that we began managing in December 1998. Until December 31, 2001, we received a base management fee of 5% of gross revenues, but were entitled to receive up to 7% depending on the cash flow performance of the communities managed. As of January 1, 2002, however, we started receiving a base management fee of 3% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed. Additionally, we are required by our management contracts to fund cash operating deficits. In May 2002, we entered into an agreement for a third party to operate one of these communities. The new operator has responsibility for all economic benefits and detriments and has an option to purchase this community from the owner of the community.

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

               Mr. Baty holds an indirect non-controlling interest in the entities that own these communities.


* management agreements covering 30 communities owned by entities controlled by Daniel R. Baty ("Baty"), our Chairman and Chief Executive Officer and one of its principal shareholders. We generally receive fees ranging from 4% to 6% of the gross revenues generated by the communities.

* management agreements covering two communities owned by joint ventures in which we have a financial interest. We receive management fees ranging from 4% to 7% of gross revenues.

* management agreements covering four communities owned by independent third parties. We receive management fees ranging from 4% to 7% of gross revenues, or similar arrangements based on occupied capacity.

* management agreements covering 14 communities owned by Regent Assisted Living, Inc. We receive a flat management fee of $8,000 per community with opportunities to earn additional fees based on operating cash flow.


Prior to 1999, we did not have material revenue from management agreements. If we exercise our options to purchase the Emeritrust communities prior to June 10, 2003 (December 10, 2003, for the five Emeritrust II Development communities), or if the management agreements expire on those dates and are not renewed, our revenue from management fees will diminish substantially. Management believes it will renegotiate and extend the above agreements.

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

Administration

We employ an integrated structure of management, financial systems and controls to maximize operating efficiency and contain costs. In addition, we have developed the internal procedures, policies, and standards we believe are necessary for effective operation and management of our assisted living communities. We have recruited experienced key employees from several established operators in the long-term care services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

We have established Central, Eastern, and Western Operations. A divisional vice president heads each division. Each division consists of several operating regions headed by a regional director of operations who provides management support services for each of the communities in his/her respective region. An on-site community director who, in certain jurisdictions, must satisfy certain licensing requirements supervises day-to-day community operations. We provide management support services to each of our residential communities, including establishing operating standards, recruiting, training, and financial and accounting services.

We have centralized finance and other operational functions at our headquarters in Seattle, Washington, in order to allow community-based personnel to focus on resident care. The Seattle office establishes certain policies and procedures applicable to the entire company, oversees our financial and marketing functions, manages our acquisition and development activities, and provides our overall strategic direction.

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to monitor operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2003. We use high quality hardware and operating systems from current and proven technologies to support our current technology infrastructure.

Competition

The number of assisted living communities continues to grow in the United States. We believe that market saturation has had, and could continue to have, an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels. Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations. We anticipate that our source of competition will come from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic area in which we operate, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. We believe that quality of service, reputation, community location, physical appearance, and price will be significant competitive factors. Some of our competitors may have significantly greater resources, experience, and recognition within the healthcare community than we do.

Employees

At December 31, 2002, we had 7,950 employees, including 5,883 full-time employees, of which approximately 112 were employed at our headquarters and approximately 4,658 were employed in our managed communities. None of our employees are currently represented by a labor union, and we are not aware of any union-organizing activities among our employees. We believe that our relationship with our employees is satisfactory.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.

ITEM  2.   DESCRIPTION  OF  PROPERTY

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas. Nineteen of our operating communities offer some independent living services and three are operated as skilled nursing facilities. The table below summarizes information regarding our current operating communities as of December 31, 2002.


                                                           EMERITUS
                                                           OPERATIONS       UNITS    BEDS
                  COMMUNITY               LOCATION         COMMENCED         (A)      (B)     INTEREST
-------------------------------------  ------------------- -----------     -------  ------- ------------


 ALABAMA
 Galleria Oaks . . . . . . . . . . . .  Birmingham            Oct-02            71      107  Lease

 ARIZONA
 Arbor at Olive Grove. . . . . . . . .  Phoenix               Jun-94            98      111  Lease
 Desert Flower . . . . . . . . . . . .  Scottsdale            Jan-02           102      108  Manage
 La Villita (2). . . . . . . . . . . .  Phoenix               Jun-94            92       92  Option/Manage
 Loyalton Court of Scottsdale. . . . .  Scottsdale            Jan-02            24       44  Manage
 Loyalton of Flagstaff (3) . . . . . .  Flagstaff             Jun-99            61       67  Option/Manage
 Loyalton of Phoenix (3) . . . . . . .  Phoenix               Jan-99           101      111  Option/Manage
 Scottsdale Royale ~ . . . . . . . . .  Scottsdale            Aug-94            63       63  Own
 Village Oaks at Chandler. . . . . . .  Chandler              Oct-02            66      105  Lease
 Village Oaks at Glendale. . . . . . .  Glendale              Oct-02            66      105  Lease
 Village Oaks at Mesa. . . . . . . . .  Mesa                  Oct-02            66      105  Lease

 CALIFORNIA
 Creston Village . . . . . . . . . . .  Paso Robles           Feb-98           100      110  Lease
 Emerald Hills . . . . . . . . . . . .  Auburn                Jun-98            89       98  Lease
 Fulton Villa. . . . . . . . . . . . .  Stockton              Mar-95            80       80  Own
 Laurel Place  ~(2). . . . . . . . . .  San Bernardino        Apr-96            71       72  Option/Manage
 Loyalton of Folsom. . . . . . . . . .  Folsom                Jan-02            98      113  Manage
 Northbay Retirement . . . . . . . . .  Fairfield             Mar-98           172      189  Lease
 Orchard Park. . . . . . . . . . . . .  Clovis                Jan-02           112      124  Manage
 Regent House at Merced. . . . . . . .  Merced                Jan-02            72       83  Manage
 Regent Senior Living. . . . . . . . .  West Covina           Jan-02           130      144  Manage


                                                           EMERITUS
                                                           OPERATIONS       UNITS    BEDS
                  COMMUNITY               LOCATION         COMMENCED         (A)      (B)     INTEREST
-------------------------------------  ------------------- -----------     -------  ------- ------------
 Sunshine Villa. . . . . . . . . . . .  Santa Cruz            Jan-02           106      116  Manage
 The Terrace (2) . . . . . . . . . . .  Grand Terrace         Mar-96            87       87  Option/Manage
 Villa Del Rey . . . . . . . . . . . .  Escondido             Mar-97            84       84  Own
 Villa Serra . . . . . . . . . . . . .  Salinas               Jan-02           150      150  Manage

 CONNECTICUT
 Cold Spring Commons . . . . . . . . .  Rocky Hill            Apr-97            80       88  Lease

 DELAWARE
 Gardens at Whitechapel (2). . . . . .  Newark                Oct-95           100      110  Option/Manage
 Green Meadows at Dover. . . . . . . .  Dover                 Jul-98            52       63  Lease

 FLORIDA
 Barrington Place (2). . . . . . . . .  Lecanto               May-96            79      120  Option/Manage
 Beneva Park Club (2). . . . . . . . .  Sarasota              Jul-95            96      102  Option/Manage
 College Park Club (2) . . . . . . . .  Bradenton             Jul-95            85       93  Option/Manage
 La Casa Grande. . . . . . . . . . . .  New Port Richey       May-97           200      235  Own
 Madison Glen  (2) . . . . . . . . . .  Clearwater            May-96           135      154  Option/Manage
 Park Club of Brandon (3). . . . . . .  Brandon               Jul-95            88       88  Option/Manage
 Park Club of Fort Myers (3) . . . . .  Ft. Myers             Jul-95            77       82  Option/Manage
 Park Club of Oakbridge (3). . . . . .  Lakeland              Jul-95            88       88  Option/Manage
 River Oaks. . . . . . . . . . . . . .  Englewood             May-97           155      200  Own
 Springtree (2). . . . . . . . . . . .  Sunrise               May-96           179      246  Option/Manage
 Stanford Centre . . . . . . . . . . .  Altamonte Springs     May-97           118      180  Own
 The Colonial Park Club  (3) . . . . .  Sarasota              Aug-96            88       90  Option/Manage
 The Lakes . . . . . . . . . . . . . .  Ft. Myers             Jun-00           154      190  Manage
 The Lodge at Mainlands  (2) . . . . .  Pinellas Park         Aug-96           154      162  Option/Manage
 The Pavillion at Crossing Pointe ~(2)  Orlando               Jul-95           174      190  Option/Manage
 Village Oaks at Conway. . . . . . . .  Orlando               Oct-02            66      103  Lease
 Village Oaks at Melbourne . . . . . .  Melbourne             Oct-02            66      103  Lease
 Village Oaks at Orange Park . . . . .  Orange Park           Oct-02            66      103  Lease
 Village Oaks at Southpoint. . . . . .  Jacksonville          Oct-02            66      103  Lease
 Village Oaks at Tuskawilla. . . . . .  Winter Springs        Oct-02            66      105  Lease

 IDAHO
 Bestland Retirement . . . . . . . . .  Coeur d' Alene        Nov-96            83       86  Manage


                                                           EMERITUS
                                                           OPERATIONS       UNITS    BEDS
                  COMMUNITY               LOCATION         COMMENCED         (A)      (B)     INTEREST
-------------------------------------  ------------------- -----------     -------  ------- ------------
 Highland Hills (3). . . . . . . . . .  Pocatello             Oct-96            49       55  Option/Manage
 Juniper Meadows . . . . . . . . . . .  Lewiston              Nov-97            82       90  Own
 Loyalton of Coeur d'Alene  ~(3) . . .  Coeur d' Alene        Mar-96           108      114  Option/Manage
 Ridge Wind (3). . . . . . . . . . . .  Chubbuck              Aug-96            80      106  Option/Manage
 Summer Wind . . . . . . . . . . . . .  Boise                 Sep-95            49       53  Lease
 Willow Park . . . . . . . . . . . . .  Boise                 Jan-02           106      120  Manage

 ILLINOIS
 Canterbury Ridge. . . . . . . . . . .  Urbana                Nov-98           101      111  Lease
 Loyalton of Rockford. . . . . . . . .  Rockford              Jun-00           100      110  Manage

 INDIANA
 Meridian Oaks . . . . . . . . . . . .  Indianapolis          Oct-02            77      111  Lease
 Village Oaks at Fort Wayne. . . . . .  Fort Wayne            Oct-02            66      105  Lease
 Village Oaks at Greenwood . . . . . .  Indianapolis          Oct-02            66      105  Lease

 IOWA
 Silver Pines. . . . . . . . . . . . .  Cedar Rapids          Jan-95            80       80  Own

 KANSAS
 Elm Grove Estates (2) . . . . . . . .  Hutchinson            Apr-97           121      133  Option/Manage

 KENTUCKY
 Stonecreek Lodge. . . . . . . . . . .  Louisville            Apr-97            80       88  Lease

 LOUISIANA
 Kingsley Place at Alexandria. . . . .  Alexandria            May-02            80       96  Manage
 Kingsley Place at Lafayette . . . . .  Lafayette             May-02            80       96  Manage
 Kingsley Place at Lake Charles. . . .  Lake Charles          May-02            80       96  Manage
 Kingsley Place at Shreveport. . . . .  Shreveport            May-02            80       80  Manage

 MARYLAND
 Emerald Estates . . . . . . . . . . .  Baltimore             Oct-99           120      134  Manage
 Loyalton of Hagerstown (3). . . . . .  Hagerstown            Jul-99           100      110  Option/Manage


                                                           EMERITUS
                                                           OPERATIONS       UNITS    BEDS
                  COMMUNITY               LOCATION         COMMENCED         (A)      (B)     INTEREST
-------------------------------------  ------------------- -----------     -------  ------- ------------
 MASSACHUSETTS
 Canterbury Woods. . . . . . . . . . .  Attleboro             Jun-00           130      130  Manage
 Meadow Lodge at Drum Hill . . . . . .  Chelmsford            Aug-97            80       88  Own
 The Lodge at Eddy Pond. . . . . . . .  Auburn                Jan-00           108      110  Own
 The Pines at Tewksbury (3). . . . . .  Tewksbury             Jan-96            49       65  Option/Manage
 Woods at Eddy Pond. . . . . . . . . .  Auburn                Mar-97            80       88  Lease

 MISSISSIPPI
 Loyalton of Biloxi. . . . . . . . . .  Biloxi                Jan-99            83       91  Lease
 Loyalton of Hattiesburg . . . . . . .  Hattiesburg           Jul-99            79       83  Lease
 Ridgeland Pointe. . . . . . . . . . .  Ridgeland             Aug-97            79       87  Joint Venture
 Silverleaf Manor. . . . . . . . . . .  Meridian              Jul-98           101      111  Manage
 Trace Point . . . . . . . . . . . . .  Clinton               Oct-99           100      110  Manage

 MISSOURI
 Autumn Ridge ~. . . . . . . . . . . .  Herculaneum           Jun-97            94       94  Manage

 MONTANA
 Springmeadows Residence . . . . . . .  Bozeman               Apr-97            74       81  Own

 NEVADA
 Concorde. . . . . . . . . . . . . . .  Las Vegas             Nov-96           116      128  Own
 Village Oaks at Las Vegas . . . . . .  Las Vegas             Oct-02            66      105  Lease
 Woodmark at Summit Ridge. . . . . . .  Reno                  Feb-02            94      109  Manage

 NEW JERSEY
 Laurel Lake Estates . . . . . . . . .  Voorhees              Jul-95           117      119  Lease
 Loyalton of Cape May. . . . . . . . .  Cape May              May-01           100      110  Manage

 NEW YORK
 Bassett Manor (1) . . . . . . . . . .  Williamsville         Nov-96           103      105  Lease
 Bassett Park Manor (1). . . . . . . .  Williamsville         Nov-96            78       80  Lease
 Bellevue Manor (1). . . . . . . . . .  Syracuse              Nov-96            90       90  Lease
 Colonie Manor (1) . . . . . . . . . .  Latham                Nov-96            94       94  Lease
 East Side Manor (1) . . . . . . . . .  Fayetteville          Nov-96            80       88  Lease
 Green Meadows at Painted Post (1) . .  Painted Post          Oct-95            73       92  Lease
 Loyalton of Lakewood (3). . . . . . .  Lakewood              Jul-99            83       91  Option/Manage


                                                           EMERITUS
                                                           OPERATIONS       UNITS    BEDS
                  COMMUNITY               LOCATION         COMMENCED         (A)      (B)     INTEREST
-------------------------------------  ------------------- -----------     -------  ------- ------------
 Perinton Park Manor (1) . . . . . . .  Fairport              Nov-96            78       86  Lease
 The Landing at Brockport. . . . . . .  Brockport             Jul-99            84       92  Manage
 The Landing at Queensbury . . . . . .  Queensbury            Nov-99            84       92  Manage
 West Side Manor - Liverpool (1) . . .  Liverpool             Nov-96            78       80  Lease
 West Side Manor - Rochester (1) . . .  Rochester             Nov-96            72       72  Lease
 Woodland Manor (1). . . . . . . . . .  Vestal                Nov-96            60      116  Lease

 NORTH CAROLINA
 Heritage Hills Retirement . . . . . .  Hendersonville        Feb-96            99       99  Own
 Heritage Lodge Assisted Living. . . .  Hendersonville        Feb-96            20       24  Lease
 Pine Park Retirement ~. . . . . . . .  Hendersonville        Feb-96           110      110  Lease
 The Pines of Goldsboro. . . . . . . .  Goldsboro             Sep-98           101      111  Manage

 OHIO
 Brookside Estates (2) . . . . . . . .  Middleberg Heights    Sep-98            99      101  Option/Manage
 Park Lane ~ . . . . . . . . . . . . .  Toledo                Jan-98            92      101  Manage
 The Landing at Canton . . . . . . . .  Canton                Aug-00            84       92  Manage

 OREGON
 Meadowbrook (3) . . . . . . . . . . .  Ontario               Jun-95            53       55  Option/Manage
 Regency Park. . . . . . . . . . . . .  Portland              Jan-02           122      136  Manage
 Regent Court Corvallis. . . . . . . .  Corvallis             Jan-02            24       48  Manage
 Sheldon Park. . . . . . . . . . . . .  Eugene                Jan-02           103      115  Manage

 PENNSYLVANIA
 Green Meadows at Allentown. . . . . .  Allentown             Oct-95            76       97  Lease
 Green Meadows at Latrobe. . . . . . .  Latrobe               Oct-95            84      125  Lease

 SOUTH CAROLINA
 Anderson Place - Cottages (3) . . . .  Anderson              Oct-96            75       75  Option/Manage
 Anderson Place - Nursing Home (3) . .  Anderson              Oct-96            22       44  Option/Manage
 Anderson Place - Summer House #(3). .  Anderson              Oct-96            30       40  Option/Manage
 Bellaire Place (2). . . . . . . . . .  Greenville            May-97            81       89  Option/Manage
 Countryside Park. . . . . . . . . . .  Easley                Feb-96            48       66  Lease
 Countryside Village Assisted Living .  Easley                Feb-96            48       78  Lease
 Countryside Village Health Center # .  Easley                Feb-96            24       44  Lease


                                                           EMERITUS
                                                           OPERATIONS       UNITS    BEDS
                  COMMUNITY               LOCATION         COMMENCED         (A)      (B)     INTEREST
-------------------------------------  ------------------- -----------     -------  ------- ------------
 Countryside Village Retirement. . . .  Easley                Feb-96            72       75  Lease
 Skylyn Health Center #. . . . . . . .  Spartanburg           Feb-96            26       48  Lease
 Skylyn Personal Care. . . . . . . . .  Spartanburg           Feb-96           115      131  Lease
 Skylyn Retirement . . . . . . . . . .  Spartanburg           Feb-96           120      120  Lease
 The Willows at York . . . . . . . . .  York                  Sep-99            82      164  Manage

 TENNESSEE
 Walking Horse Meadows (2) . . . . . .  Clarkesville          Jun-97            50       55  Option/Manage

 TEXAS
 Amber Oaks. . . . . . . . . . . . . .  San Antonio           Apr-97           163      275  Lease
 Beckett Meadows . . . . . . . . . . .  Austin                Oct-02            72       72  Manage
 Cambria Lodge . . . . . . . . . . . .  El Paso               Sep-96            79       87  Lease
 Champion Oaks . . . . . . . . . . . .  Houston               Oct-02            48       84  Lease
 Collin Oaks . . . . . . . . . . . . .  Plano                 Oct-02            78      112  Lease
 Dowlen Oaks  (2). . . . . . . . . . .  Beaumont              Dec-96            79       87  Option/Manage
 Eastman Estates (2) . . . . . . . . .  Longview              Jun-97            70       77  Option/Manage
 Elmbrook Estates (3). . . . . . . . .  Lubbock               Dec-96            79       87  Option/Manage
 Hamilton House. . . . . . . . . . . .  San Antonio           Sep-02           111      123  Lease
 Kingsley Place at Henderson . . . . .  Henderson             May-02            57      101  Manage
 Kingsley Place at Oakwell Farms . . .  San Antonio           May-02            80      160  Manage
 Kingsley Place at Stonebridge Ranch .  McKinney              May-02            80      166  Manage
 Kingsley Place at the Medical Center.  San Antonio           May-02            80      160  Manage
 Lakeridge Place  (2). . . . . . . . .  Wichita Falls         Jun-97            79       87  Option/Manage
 Loyalton of Austin. . . . . . . . . .  Austin                Oct-02            76      111  Lease
 Loyalton of Lake Highlands. . . . . .  Dallas                Oct-02            78      112  Lease
 Meadowlands Terrace (2) . . . . . . .  Waco                  Jun-97            71       78  Option/Manage
 Memorial Oaks . . . . . . . . . . . .  Houston               Oct-02            68      105  Lease
 Myrtlewood Estates  (2) . . . . . . .  San Angelo            May-97            79       87  Option/Manage
 Redwood Springs . . . . . . . . . . .  San Marcos            Apr-97            90       90  Lease
 Saddleridge Lodge  (2). . . . . . . .  Midland               Dec-96            79       87  Option/Manage
 Seville Estates (2) . . . . . . . . .  Amarillo              Mar-97            50       55  Option/Manage
 Sherwood Place. . . . . . . . . . . .  Odessa                Sep-96            79       87  Lease
 Sugar Land Oaks . . . . . . . . . . .  Sugar Land            Oct-02            75      110  Lease
 Tanglewood Oaks . . . . . . . . . . .  Fort Worth            Oct-02            78      112  Lease
 The Palisades . . . . . . . . . . . .  El Paso               Apr-97           158      215  Lease


                                                           EMERITUS
                                                           OPERATIONS       UNITS    BEDS
                  COMMUNITY               LOCATION         COMMENCED         (A)      (B)     INTEREST
-------------------------------------  ------------------- -----------     -------  ------- ------------
 Vickery Towers at Belmont ~ . . . . .  Dallas                Apr-95           301      331  Manage
 Village Oaks at Cielo Vista . . . . .  El Paso               Oct-02            66      105  Lease
 Village Oaks at Farmers Branch. . . .  Farmers Branch        Oct-02            66      105  Lease
 Village Oaks at Hollywood Park. . . .  San Antonio           Oct-02            66      105  Lease
 Woodbridge Estates. . . . . . . . . .  San Antonio           Oct-02            78      112  Lease

 UTAH
 Emeritus Estates (2). . . . . . . . .  Ogden                 Feb-98            83       91  Option/Manage
 Regent at Salt Lake . . . . . . . . .  Salt Lake City        Mar-02           116      116  Manage

 VIRGINIA
 Carriage Hill . . . . . . . . . . . .  Bedford               Sep-94            91      137  Manage
 Cobblestones at Fairmont. . . . . . .  Manassas              Sep-96            75       82  Own
 Loyalton of Staunton (3). . . . . . .  Staunton              Jul-99           101      111  Option/Manage
 Wilburn Gardens . . . . . . . . . . .  Fredericksburg        Jan-99           101      111  Manage

 WASHINGTON
 Arbor Place at Silverlake . . . . . .  Everett               Jun-99           101      111  Manage
 Charlton Place. . . . . . . . . . . .  Tacoma                Jul-98            96      105  Manage
 Cooper George ~ . . . . . . . . . . .  Spokane               Jun-96           140      158  Partnership
 Evergreen Lodge  (3). . . . . . . . .  Federal Way           Apr-96            98      124  Option/Manage
 Fairhaven Estates (3) . . . . . . . .  Bellingham            Oct-96            50       55  Option/Manage
 Garrison Creek Lodge. . . . . . . . .  Walla Walla           Jun-96            80       88  Lease
 Harbour Pointe Shores  (2). . . . . .  Ocean Shores          Feb-97            50       55  Option/Manage
 Hearthside of Issaquah. . . . . . . .  Issaquah              Feb-00            98       98  Own
 Kirkland Lodge at Lakeside. . . . . .  Kirkland              Mar-96            74       84  Own
 Northshore House. . . . . . . . . . .  Kenmore               Jan-02            85       92  Manage
 Regent Court at Kent. . . . . . . . .  Kent                  Jan-02            24       48  Manage
 Renton Villa. . . . . . . . . . . . .  Renton                Sep-93            79       97  Lease
 Richland Gardens. . . . . . . . . . .  Richland              May-98           100      110  Manage
 Seabrook. . . . . . . . . . . . . . .  Everett               Jun-94            60       62  Lease
 Sterling Park . . . . . . . . . . . .  Redmond               Jan-02           154      175  Manage
 The Courtyard at the Willows. . . . .  Puyallup              Sep-97           101      111  Own
 The Hearthstone (3) . . . . . . . . .  Moses Lake            Nov-96            84       92  Option/Manage

 WYOMING
 Park Place (2). . . . . . . . . . . .  Casper                Feb-96            60       60  Option/Manage

 WEST VIRGINIA
 Charleston Gardens. . . . . . . . . .  Charleston            Aug-01           100      132  Manage

                                                                        -----------  -------
 Total Operating Communities                                                15,762   18,865
                                                                        ===========  =======

--------
     ~     Currently  offers  independent  living  services.
     #     Currently  operates  as  a  skilled  nursing  facility.
(a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.
(b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.
(1) We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent party.
(2) On December 31, 1998, an investor group acquired these communities ("Emeritrust I") from Meditrust. We hold an option or a right of first refusal to purchase the communities, expiring on June 10, 2003, at a formula price based on a specified return to the investor group. We manage the communities during the option term.
(3) On March 31, 1999, an investor group acquired these communities ("Emeritrust II") from Meditrust. We hold an option to purchase the communities, expiring on June 10, 2003, or December 10, 2003, for the five development communities, at a formula price based on a specified return to the investor group. We manage the communities during the option term.


Executive  Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 26,500 square feet of space. Our lease agreement includes a term of 10 years, expiring July 2006, with two five-year renewal options.

ITEM  3.   LEGAL  PROCEEDINGS

In August 2000, Emeritus began arbitration proceedings with Corio Inc. ("Corio") in connection with a contract dispute. In 1999, we entered into an agreement with Corio, pursuant to which Corio would plan, implement, and finalize our new accounting software program. In March 2000, Emeritus canceled the implementation of the program prior to its completion. Corio asserted a claim for breach of contract for $1.4 million, requesting payment of the full contract value. Both parties contacted AAA Arbitration as specified in the leasing and service contract, and the dispute was settled in February 2001 for $500,000, representing reimbursement for actual expenditures incurred by Corio. Payments of $150,000 and $300,000 were made in 2002 and 2001, respectively. The remaining payment is to be remitted in 2003. This balance has been accrued and is included in the consolidated financial statements for the year ended December 31, 2002.

From time to time we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability. Reserves for these claims have been accrued based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2002.


EXECUTIVE  OFFICERS  OF  EMERITUS

The following table presents certain information about our executive officers. There are no family relationships between any of the directors or executive officers.




        Name           Age                      Position
---------------------  ---  -------------------------------------------------
Daniel R. Baty. . . .   59  Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom   50  Vice President of Finance, Secretary, and Chief
                            Financial Officer
Gary S. Becker. . . .   55  Senior Vice President of Operations
Martin D. Roffe . . .   55  Vice President, Financial Planning
Suzette McCanless . .   54  Vice President, Operations - Eastern Division
Russell G. Kubik. . .   49  Vice President, Operations - Central Division
P. Kacy Kang. . . . .   35  Vice President, Operations - Western Division
Kellie S. Murray. . .   49  Vice President of Human Resources
Susan A. Scherr . . .   54  Vice President of Signature Services

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

Raymond R. Brandstrom, one of Emeritus's founders, has served as a director since its inception in 1993 and as Vice Chairman of the Board from March 1999 until March 2000. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus's President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of table wines.

Gary S. Becker joined Emeritus as Western Division Director in January 1997, was promoted to Vice President, Operations-Western Division in September 1999, and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 29 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. Sun Healthcare Group, Inc. is one of the largest providers of long-term, subacute and related specialty health care services in the United States.

Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999. Mr. Roffe has 30 years experience in the acute care, long-term care, and senior housing industries. Prior to joining Emeritus, from May 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for the Hillhaven Corporation, where he also held the previous positions of Sr. Application Analyst and Director of Financial Planning. Hillhaven Corporation operated nursing centers, pharmacies and retirement housing communities.

Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President of Operations - Eastern Division, in September 1999. Mrs. McCanless has 22 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., where she also held the previous positions of Administrator and Regional Director of Operations. The business of Beverly Enterprises, Inc. consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics and rehabilitation therapy services.

Russell G. Kubik joined Emeritus as Central Division Director of Operations in April 1997 and was promoted to Vice President, Operations - Central Division, in September 1999. Mr. Kubik has 18 years of health care management experience. Prior to joining Emeritus, from 1994 to 1997, Mr. Kubik served as Regional Director of Operations for Sun Healthcare Group, Inc. in the Seattle/Puget Sound area. Mr. Kubik also worked as Regional Director of Operations for Beverly Enterprises, Inc. in Washington and Idaho.

P. Kacy Kang joined Emeritus as Regional Director of Operations in June 1997 and was promoted to Senior Director of Operations - Western Division, in February 2001. Mr. Kang was then promoted to Vice

President of Operations - Western Division in August 2001. Prior to joining Emeritus, Mr. Kang operated nursing and rehabilitation facilities for Beverly Enterprises, Inc. from 1991 to 1994 and for Sun Healthcare Group, Inc. from 1994 through 1997.

Kellie S. Murray joined Emeritus as Director of Human Resources in September 1999. She was promoted to Vice President of Human Resources in April 2001. Ms. Murray has 18 years of health care and human resources management experience. From January 1995 to September 1999 she was Vice President of Human Resources for the Western Group of SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. Prior to that she was Human Resources Manager for Virginia Mason Medical Center.

Susan A. Scherr joined Emeritus as a Regional Support Specialist in October 1997 and was promoted to Director of Signature Services and a member of the Emeritus Senior Management team in December 1999. In April 2001 she became Vice President of Signature Services, providing leadership and direction to Emeritus through Sales and Marketing, Education and Training, Dining Services, and Wellness and Activities Programming. Ms. Scherr brings to Emeritus more than 18 years' experience in the assisted living, acute and skilled care, and hospice/home health care industries. Prior to her association with Emeritus, she worked with SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. and Jerry Erwin & Associates, an assisted living company.

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

                        High      Low
                      --------  -------
2002
First Quarter . . . .  $5.2200  $2.0500
Second Quarter. . . .  $5.0000  $3.8000
Third Quarter . . . .  $4.5000  $1.7000
Fourth Quarter. . . .  $5.6800  $1.7000

2001
First Quarter . . . .  $1.7500  $0.9000
Second Quarter. . . .  $2.6000  $0.8000
Third Quarter . . . .  $2.5000  $1.4500
Fourth Quarter. . . .  $2.3200  $1.6000

2000
First Quarter . . . .  $7.0000  $4.2500
Second Quarter. . . .  $4.1875  $2.5000
Third Quarter . . . .  $3.5000  $2.1250
Fourth Quarter. . . .  $2.0000  $1.1250

As of February 28, 2003, the number of record holders of our Common Stock was 139.

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

ITEM  6.   SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2002, are derived from the consolidated financial statements of Emeritus Corporation, which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, are included elsewhere in this document.



                                                               Year  Ended  December  31,
                                                 -----------------------------------------------------
                                                   2002       2001       2000       1999       1998
                                                 ---------  ---------  ---------  ---------  ---------
Consolidated Statements of Operations Data:             (In thousands, except per share data)
Total operating revenues. . . . . . . . . . . .  $153,129   $140,577   $125,192   $122,642   $151,820
Total operating expenses. . . . . . . . . . . .   152,132    133,076    125,905    125,330    173,823
                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) from operations . . . . . . . . .       997      7,501       (713)    (2,688)   (22,003)
Net other expense . . . . . . . . . . . . . . .    (7,220)   (11,735)   (21,223)   (18,349)    (9,033)
                                                 ---------  ---------  ---------  ---------  ---------
Net loss. . . . . . . . . . . . . . . . . . . .    (6,223)    (4,234)   (21,936)   (21,037)   (31,036)

Preferred stock dividends . . . . . . . . . . .     7,343      6,368      5,327      2,250      2,250
                                                 ---------  ---------  ---------  ---------  ---------
 Net loss to common shareholders. . . . . . . .  $(13,566)  $(10,602)  $(27,263)  $(23,287)  $(33,286)
                                                 =========  =========  =========  =========  =========

Net loss per common share -- basic and diluted.  $  (1.33)  $  (1.04)  $  (2.69)  $  (2.22)  $  (3.17)
                                                 =========  =========  =========  =========  =========
Weighted average number of
 common shares outstanding--
 basic and diluted. . . . . . . . . . . . . . .    10,207     10,162     10,117     10,469     10,484
                                                 =========  =========  =========  =========  =========

Consolidated Operating Data:
Communities in which we have an interest. . . .       180        133        135        129        113
Number of units . . . . . . . . . . . . . . . .    15,762     12,248     12,412     11,726      9,972

                                                                       December 31,
                                                 -----------------------------------------------------
                                                     2002       2001       2000       1999       1998
                                                 ---------  ---------  ---------  ---------  ---------
Consolidated Balance Sheet Data:                                      (In thousands)
Cash and cash equivalents . . . . . . . . . . .  $  6,960   $  9,811   $  7,496   $ 12,860   $ 11,442
Working capital (deficit) . . . . . . . . . . .   (26,485)   (12,100)   (81,167)     6,828       (977)
Total assets. . . . . . . . . . . . . . . . . .   162,833    168,428    178,079    198,370    192,870
Long-term debt, less current portion. . . . . .   119,887    131,070     60,499    128,319    119,674
Convertible debentures. . . . . . . . . . . . .    32,000     32,000     32,000     32,000     32,000
Redeemable preferred stock. . . . . . . . . . .    25,000     25,000     25,000     25,000     25,000
Shareholders' deficit . . . . . . . . . . . . .   (85,066)   (74,141)   (65,803)   (37,290)   (45,964)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. During 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities to concentrate on improving our operations and increasing occupancy and our average revenue per unit. In 2002, along with a focus on operations, we selectively acquired, leased, and managed additional communities.

In our consolidated portfolio, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,577 for 2002 from $2,405 for 2001. This represents an average revenue increase of $172 per month per occupied unit, or 7.2%. The average occupancy rate decreased to 80.9% in 2002 from 84.1% in 2001.

In our total operated portfolio, which includes managed communities, our rate enhancement program brought about an increase in average monthly revenue per occupied unit to $2,557 for 2002 from $2,294 for 2001. This represents an average revenue increase of $263 per month per occupied unit, or 11.5%. The average occupancy rate decreased slightly to 80.8% in 2002 from 81.6% during 2001.

We intend to continue a selective growth strategy through acquiring and developing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings.

The following table sets forth a summary of our property interests.

                                                                  As  of  December  31,
                                         ----------------------------------------------------------------------
                                                  2002                    2001                    2000
                                         ----------------------  ----------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings     Units
                                         ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . . . .         17       1,687           16       1,579         16       1,579
Leased (1)(4) . . . . . . . . . . . . .         67       5,279           42       3,444         45       3,700
Managed/Admin Services. . . . . . . . .         94       8,577           70       6,620         69       6,528
Joint Venture/Partnership . . . . . . .          2         219            5         605          5         605
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . . . .        180      15,762          133      12,248        135      12,412

     Percentage increase (decrease) (2)       35.3%       28.7%      (1.5%)      (1.3%)        4.7%        5.9%

New Developments (3). . . . . . . . . .          -           -            -           -          2         200
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Total. . . . . . . . . . . . . . .        180      15,762          133      12,248        137      12,612
                                         ----------  ----------  ----------  ----------  ----------  ----------

     Percentage increase (decrease) (2)       35.3%       28.7%      (2.9%)      (2.9%)        0.1%        0.6%

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.
(2) The percentage increase (decrease) indicates the change from the prior period.
(3) The communities under development at December 31, 2000, were developed by third parties, but are currently managed  by  Emeritus.
(4) The leased communities are all operating leases, in which the revenues and expenses from these communities are included in the Consolidated Statement of Operations but the assets and liabilities are not included in the Consolidated Balance Sheets.

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

We have incurred net operating losses since our inception, and as of December 31, 2002, we had an accumulated deficit of approximately $155.3 million. These losses resulted from a number of factors, including:

     * occupancy levels at our communities that were lower for longer periods than we originally anticipated and have declined in the last two years;

     * financing costs that we incurred as a result of multiple financing and refinancing transactions; and

     * administrative and corporate expenses that we incurred to facilitate our growth and maintain operations.

During 1998, we decided to reduce acquisition and development activities and dispose of selected communities that had been operating at a loss. We believe that slowing our acquisition and development activities has enabled us to use our resources more efficiently and increase our focus on enhancing community operations. In 2002, along with a focus on operations, we selectively acquired additional communities and new management contracts.

EMERITRUST  TRANSACTIONS

In two separate transactions during the fall of 1998 and the spring of 1999, we arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $292.2 million. Of the 46 communities involved, 43 had been, or were proposed to be leased to us by Meditrust Company LLC under sale/leaseback financing arrangements, and three had been owned by us. The first purchase, consisting of 25 communities, which we call the Emeritrust I communities, was completed in December 1998 and the second purchase, consisting of 21 communities, 16 of which we call the Emeritrust II Operating communities and five of which we call the Emeritrust II Development communities, was completed in March 1999.

Of the $168.0 million purchase price for the Emeritrust I communities, $138.0 million was financed through a three-year first mortgage loan with an independent party and $30.0 million was financed through subordinated debt and equity investments from the investor group, which includes Daniel R. Baty, our Chief Executive Officer, who is also a director and a principal shareholder. Of the $124.2 million purchase price for the Emeritrust II Operating communities and Emeritrust II Development communities, approximately

$99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the investor group, which includes Mr. Baty.

The investor groups retained us to manage all of the communities through December 31, 2001, and granted us options to purchase the communities during 2001. During 2000, the Emeritrust I communities failed to comply with covenants under the $138 million mortgage loan and in 2001 it became clear that we would not be able to purchase the communities under the options. As a result, the mortgage loans were restructured and the management agreements and options to purchase were extended to June 30, 2003 (to December 31, 2003 in the case of the five Emeritrust II Development communities). The discussion below reflects the terms of these arrangements as modified.

From January 1, 2002, through June 30, 2003, we will receive for the Emeritrust I communities a base management fee of 3% of gross revenues generated by the communities and an additional management fee of 4%, payable out of 50% of cash flow. The availability of operating cash flow to pay management fees is subject to first meeting mandatory owner distribution requirements, which include repayment of fees and expenses related to restructuring the mortgage loan and subsequent extension in September 2002. For the Emeritrust II Operating communities and the Emeritrust II Development communities, we have received and continue to receive a base management fee of 5% of gross revenues and an additional management fee of 2%, payable to the extent that the communities meet certain cash flow standards. Prior to January 1, 2002, the management fees for the Emeritrust I communities were computed in this fashion.

Under the management agreements, we are obligated to reimburse the investor groups for cumulative cash operating losses greater than $4.5 million in the case of the Emeritrust I communities and $2.5 million in the case of the Emeritrust II Development communities. Since these thresholds have been exceeded, we are currently responsible for most cash operating losses generated by these communities if they occur. There is no such funding arrangement with respect to the Emeritrust II Operating communities. Our funding obligations for the Emeritrust I communities have been $184,000, $1.3 million, and $4.9 million for 2002, 2001 and 2000, respectively. Our funding obligations for the Emeritrust II Development communities have been $137,000, $310,000 and $1.6 million in 2002, 2001, and 2000, respectively.

Although the amounts of our funding obligation each year include management fees earned by us under the management agreements, we do not recognize these management fees as revenue in our financial statements to the extent that we are funding the cash operating losses that include them. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our financial statements under the category "Other, net." Conversely, if the applicable management fees exceed our funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our consolidated financial statements. Management fees earned for the Emeritrust I communities have been $2.0 million, $4.0 million, and $2.1 million in 2002, 2001, and 2000, respectively, of which $1.8 million, $2.8 million, and zero, have been recognized in 2002, 2001, and 2000, respectively. Management fees earned for the Emeritrust II Development communities have been $764,000, $766,000, and $360,000, of which $699,000,
$673,000,  and  $174,000  have  been  recognized  in  2002,  2001,  and  2000, respectively. Management fees earned for the Emeritrust II Operating communities have been $1.9 million earned and recognized in each of the years, 2002, 2001, and 2000.

We have an option to purchase 43 of the 46 Emeritrust communities and a right of first refusal with respect to the remaining three communities, both of which expire June 30, 2003 for the Emeritrust Operating communities and December 31, 2003, for the Emeritrust Development communities. The option must be exercised with respect to all communities or may not be exercised at all. If investor groups require Mr. Baty to purchase certain of the communities, upon the conditions described below, we have the right to exercise our option within 60 days of receiving notice of this action. The option price for the 43 Emeritrust communities is equal to the original cost of the communities of approximately $292 million, plus an amount that would provide the investor groups with an 18% rate of return, compounded annually, on their original investment of $54.6 million (less any cash distributions received). In connection with the exercise of the option, we are also obligated to pay certain costs and fees. Based upon current market conditions and valuations, we believe the option purchase price for these facilities exceeds their current fair market value.

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

The management agreements and related options to purchase these communities expire June 30, 2003, (except that management agreements with respect to five communities would continue until December 31, 2003). Because we are not in a position to exercise the options to acquire the communities prior to expiration, we are currently in discussions with the owners of the communities and their lenders to extend the management agreements and related options. While we believe that these arrangements will be extended, we cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If we are unsuccessful, we could lose the management fee revenue from these communities and future rights with respect to them.

OTHER  TRANSACTIONS

In January 2002, we entered into management and accounting services agreements with Regent Assisted Living, Inc. of Portland, Oregon, to manage or provide administrative services to 18 of their communities. The agreements provide for us to receive a fixed base management/service fee with some agreements having provisions for incentive fees based upon improved community performance. In February 2002, two of the communities were sold to an entity controlled by Dan Baty; we have continued to manage these communities under agreements providing for 5% of gross revenues. In March 2002, we began managing one additional
Regent community. In April 2002, one community that we had been managing for Regent was sold to another entity and our management agreement terminated. In September 2002, we purchased Regent's leasehold interest in one community that we had been managing which is discussed below. In October 2002, one community that we had been managing was sold to another entity and our management agreement terminated. Management fees recognized from managing the Regent communities were approximately $1.5 million for the year ended December 31, 2002.

In February 2002, we reached an agreement with GE Healthcare Financial Services ("GE") to refinance three of the properties in the $71.8 million portfolio that previously was financed by Deutsche Bank AG and matured December 14, 2001. The new loan of $30.6 million was to mature February 2004 and provided for monthly principal payments of approximately $40,000 in addition to interest at LIBOR plus 4%. These terms have since been modified as it was included in the December 6, 2002, refinancing transaction, which is discussed below. This refinancing in turn satisfied the extension agreement dated May 31, 2001, with Deutsche Bank AG to extend the maturity date of the remaining debt of $46.3 million secured by seven properties in the original portfolio to May 31, 2003, provided that we pay to the lender a fee equal to 1% of the outstanding portfolio balance at May 31, 2002.

In March 2002, we entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which we previously held an ownership interest in and two of which we previously leased from another lessor. An entity controlled by Baty held a 50% economic interest in one of the communities. Prior to the lease transaction, we purchased the Baty entity's economic interest for his investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. The other community in which we had an interest was 50% owned by an outside investor. Also prior to the lease transaction, we purchased the remaining 50% interest in this community for $2.65 million. The remaining two communities were both under operating leases with a different lessor. Subsequent to the two purchase transactions, we entered into a master lease arrangement for all four communities and recognized a net loss of approximately $530,000, which is recorded in "Other, net" in the consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, we had a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0 million, that will both be amortized over the lease period of 15 years.

On April 1, 2002, in conjunction with the HC REIT master lease transaction, we received $6.7 million in proceeds from a $6.8 million debt issuance under a separate loan agreement with HC REIT. The loan agreement requires interest-only payments and bears interest at 12% per annum with fixed annual increases of 50 basis points for a term of 36 months.

In April 2002, we entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities for the assumption of the mortgage debt relating to the owned community and the lease obligations relating to the leased communities. The eight communities, comprising 617 units in Louisiana and Texas, had been previously operated by Horizon Bay Management L.L.C. In May 2002, we assigned our rights under these agreements to entities wholly owned by Mr. Baty and entered into five-year management agreements expiring April 30, 2007, with the Baty entities providing for a management fee of 5% of gross revenue. As a part of these agreements, we have the right to reacquire the one community and seven leased communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying the Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the original agreements of acquisition with the Baty entities, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the closing. Under the management agreements with the Baty entities, we have agreed to fund any operating losses in excess of these limits over the five-year management term. In late 2002, the Baty entities and Horizon Bay altered their agreement relating to operating losses whereby (i) Horizon Bay paid the Baty entities $2 million and (ii) the Baty entities waived any further funding by Horizon of operating losses of the communities. This alteration did not change our funding commitment.

In August of 2002, we terminated the management agreement with an entity owned by Mr. Baty, for a 214-unit facility in Cincinnati, Ohio. In the same month, we exercised our purchase option to acquire a 108-unit facility in Auburn, Massachusetts, from Hanseatic Corporation. The cost to exercise the option was approximately $10.4 million, which consists of the option price of $10.2 million and approximately $200,000 in transaction costs. We financed the transaction using $8.3 million in debt financing provided by GE Healthcare Financial Services and approximately $2.1 million in cash. The debt financing bears interest at LIBOR plus 3.85%, with a floor of 6.5%, and is secured by the mortgage and the assignment of leases.

In September of 2002, we purchased the leasehold interest in a 111-unit facility located in San Antonio, Texas, from Regent Assisted Living. Regent had a cash security deposit on this property of approximately $742,000, which was replaced with a letter of credit from us. We also paid $408,000 in additional consideration to purchase RAL's leasehold interest. Total cash paid was approximately $1.2 million after transaction costs. Healthcare Property Investors provided 5-year debt financing of $800,000 with interest-only payments at an effective rate of 15% per annum.

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

On October 1, 2002, we entered into a lease agreement with Fretus Investors LLC ("Fretus"), for 24 assisted living communities (the "Properties") in six states containing an aggregate of approximately 1,650 units. Fretus acquired the Properties from Marriott Senior Living Services, a subsidiary of Marriott International. Fretus is a private investment joint venture between Fremont Realty Capital ("Fremont"), which holds a 65% stake, and an Entity controlled by Mr. Baty and in which he holds a 36% interest, which holds a 35% minority stake. Mr. Baty is guarantor of a portion of the debt and controls the entity that is the administrative member of Fretus. Fretus, in turn, leased the Properties to us. We have no obligation with respect to the properties other than our responsibilities under the lease, which includes an option to purchase solely at our discretion.

The Fretus lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for us to acquire the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee. The lease is a net lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $24.8 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rental is approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold, commencing with the thirteenth month of the lease. Total rent expense as of December 31, 2002, was approximately $1.5 million. The Properties in this acquisition are all purpose-built assisted living communities in which we plan to offer both assisted and memory loss services in selected communities.

On December 6, 2002, we completed the refinancing of $77.8 million of existing mortgage debt related to 11 assisted living communities. The refinance included seven communities representing $39.3 million of mortgage debt maturing in May 2003 (the remaining balance owed to Deutsch Bank AG described above), three communities that were previously refinanced in March 2002 for $30.2 million maturing in March 2004, and a single community repurchased in August 2002 with existing debt of $8.3 million.

The refinance was facilitated by a four-year $58.0 million first mortgage which matures on December 5, 2006, provided by GE Healthcare Financial Services and $16.0 million of five-year subordinated financing which matures on December 5, 2007, provided by Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust. The GE debt is a LIBOR-based loan which has an initial interest rate of 6.5% with a 25-year amortization period and includes the opportunity for a nine-month extension option. The GE debt includes an earnout provision of an additional $7.0 million available to us under certain operating performance levels of the communities which GE will disburse to us in order to pay down the subordinated HCPI debt. The HCPI debt provides for a current interest payment of 12.0% and an accrual of additional interest at 1.75% to be paid upon repayment of the principal.

As part of the refinancing agreement, we transferred all long-term assets and liabilities related to the above properties to Emeritus Realty Corporation, a wholly-owned subsidiary of Emeritus included in the consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is management's intention that Emeritus Realty Corporation be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of Emeritus Realty Corporation.

We also recorded a gain of approximately $5.1 million related to discounts received upon the payoff of existing financing, offset by certain costs related to the transaction. This refinancing extends the maturity for the entire $77.8 million for four years.

In January 2003, we reached an agreement with General Motors Acceptance Corporation ("GMAC") to extend a $6.8 million note set to mature February 1, 2003. The original $6.8 million note has been bifurcated into a $6.2 million Note A and a $560,000 Note B. The new notes of $6.8 million mature March 1, 2006, and provide for monthly principal payments of approximately $22,000 in addition to interest at LIBOR plus 4.5% and LIBOR plus 7.75%, respectively. As a result of this refinancing, we have reclassified the long-term portion of $6.6 million principal balance to long-term debt from current portion of long-term debt in our December 31, 2002, consolidated financial statements.

Additionally, related to the GMAC extension, the original Seller note for $1 million was also extended. The original Seller note principal balance for the year ended December 31, 2002, was $921,000 with a maturity of March 1, 2003. This amendment extends the principal maturity to March 1, 2006, and requires $12,500 monthly principal and interest payments, with interest accruing at 12%. Additionally, we have also made a $200,000 principal paydown in February 2003. As a result, we have reclassified the long-term portion of $656,000 principal balance to long-term debt from current portion of long-term debt in our, December 31, 2002, consolidated financial statements.

RESULTS  OF  OPERATIONS

Summary  of  Significant  Accounting  Policies  and  Use  of  Estimates

Emeritus's discussion and analysis of its financial condition and results of operations are based upon Emeritus's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, self insured retention, health insurance, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following accounting policies are most significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

* Emeritus utilizes third-party insurance for losses and liabilities associated with general and professional liability insurance claims subject to established self-insured retention levels on a per occurrence basis. Losses up to these self-insured retention levels are accrued based upon actuarially determined estimates of the aggregate liability for claims incurred.

* For health insurance, Emeritus self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

* Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required.

* Emeritus holds shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. Emeritus records an investment impairment charge when it believes this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future.

* Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.



                                                Percentage  of  Revenues                   Year-to-Year
                                               Years  Ended  December 31,         Percentage Increase(Decrease)
                                     ----------------------------------------  ----------------------------------
                                         2002          2001          2000         2001-2002         2000-2001
                                     ------------  ------------  ------------  ----------------  ----------------
Revenues. . . . . . . . . . . . . .        100.0%        100.0%        100.0%              8.9%             12.3%
Expenses:
     Community operations . . . . .         61.3          57.5          61.4              16.1               5.2
     General and administrative . .         13.8          12.7          13.9              18.2               2.5
     Depreciation and amortization.          4.7           5.2           5.9              (0.5)             (1.7)
     Facility lease expense . . . .         19.6          19.3          19.4              10.5              11.8
                                     ------------  ------------  ------------  ----------------  ----------------
         Total operating expenses .         99.4          94.7         100.6              14.3               5.7
                                     ------------  ------------  ------------  ----------------  ----------------
Income from operations. . . . . . .          0.6           5.3          (0.6)            (86.7)              N/A
Other income (expense)
     Interest income. . . . . . . .          0.3           0.7           0.8             (58.9)             (1.0)
     Interest expense . . . . . . .         (7.7)         (9.4)        (12.0)            (11.8)            (11.7)
     Other, net . . . . . . . . . .          2.7           0.4          (5.7)            606.5               N/A
                                     ------------  ------------  ------------  ----------------  ----------------
         Net other expense. . . . .         (4.7)         (8.3)        (16.9)            (38.5)            (44.7)
                                     ------------  ------------  ------------  ----------------  ----------------

         Net loss . . . . . . . . .        (4.1%)        (3.0%)       (17.5%)             47.0%           (80.7%)
                                     ============  ============  ============  ================  ================

Comparison  of  the  Years  Ended  December  31,  2002  and  2001
-----------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the year ended December 31, 2002, increased by $12.5 million to $153.1 million from $140.6 million in 2001, or 8.9%. Approximately $9.7 million of the increase reflects revenue from 24 communities that we began leasing in late 2002. The balance of the change in revenue is primarily the result of increases in the average monthly revenue per unit due to our rate enhancement program and additional managed communities throughout 2002 compared to 2001. Average monthly revenue per unit was $2,577 for 2002 compared to $2,405 for 2001, an increase of approximately 7.2%. Management fees increased by $2.2 million in the year ended December 31, 2002, compared to 2001. This is primarily due to the addition of 24 managed communities in 2002 compared to 2001, as well as, increases in contingent management fees from certain existing managed communities. These increases were partially offset by a decrease in the occupancy rate of 3.2 percentage points to 80.9% for 2002 from 84.1% for 2001.

Community Operations: Community operating expenses for the year ended December 31, 2002, increased $13.0 million to $93.8 million from $80.8 million for 2001, or 16.1%. Approximately $9.7 million of the increase reflects operating expense from 24 communities that we began leasing in October 2002. The balance of this change was due to increases in personnel costs and above average increases in liability, health, and workers' compensation insurance premiums. Community operating expenses as a percentage of total operating revenue increased to 61.3% in 2002 from 57.5% in 2001, primarily as a result of these increased expenses.

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2002, increased $3.2 million to $21.1 million from $17.9 million for 2001, or 18.2%. We experienced increases of approximately $2.7 million in personnel costs related to acquisitions, health and workers' compensation insurance, and other acquisition related expenses. As a percentage of total operating revenues, G&A expenses increased to 13.8% for 2002, compared to 12.7% for 2001, primarily as a result of higher expenses due to additional communities in our consolidated portfolio. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry wide comparisons. These percentages were 6.0% and 6.6% for 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2002, and 2001, were approximately $7.2 million and $7.3 million, respectively. In 2002, this represents 4.7% of total operating revenues compared to 5.2% for 2001. The decrease as a percentage of revenues is due to increased revenues from leased communities.

Facility Lease Expense: Facility lease expense for the year ended December 31, 2002, was $30.0 million compared to $27.1 million for the year ended December 31, 2001, representing an increase of $2.9 million, or 10.5%. Approximately $1.5 million of the increase reflects rental expense from 24 communities that we began leasing in October 2002. Approximately $848,000 of the increase was the result of a sale/leaseback transaction related to four communities, offset by the disposition of one leased community and the repurchase of a leased community. The balance of the increase is primarily attributable to rental increases based on community performance under certain of our leases in 2002. We leased 67 communities as of December 31, 2002, compared to 42 communities as of December 31, 2001. Facility lease expense as a percentage of revenues increased to 19.6% from 19.3% for the years ended December 31, 2002, and 2001, respectively.

Interest Income: Interest income for the year ended December 31, 2002, was $403,000 versus $980,000 for the year ended December 31, 2001. This is primarily attributable to declining interest rates.

Interest Expense: Interest expense for the year ended December 31, 2002, was $11.7 million compared to $13.3 million for the year ended December 31, 2001. This decrease of $1.6 million, or 11.8%, is primarily attributable to reduced amount of outstanding debt in 2002 compared to 2001, as a result of sales/leaseback and refinancing transactions and lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense decreased to 7.7% from 9.4% for the year ended December 31, 2002 and 2001, respectively, reflecting increased revenues in conjunction with lower interest rates.

Other, net: Other, net increased by $3.5 million to $4.1 million in income for the year ended December 31, 2002, from $581,000 income for the year ended December 31, 2001. The amount for the year 2002 includes a $5.1 million gain related to discounts we received upon the payoff of existing financing, offset by certain costs related to the transaction. This gain is offset by approximately $1.2 million in write-offs of existing loan fees related to a sales/leaseback transaction and a refinancing transaction and write-offs of approximately $600,000 related to capitalized development transaction costs that do not have future realizable value. The amount for the year 2001 included a deficit-funding obligation of $335,000 arising from our management of the Emeritrust communities, losses of $313,000 associated with our investment in Senior Healthcare Partners, LLC, and a net gain of $1.1 million on sale of two communities.

Preferred dividends: For the year ended December 31, 2002 and 2001, the preferred dividends were approximately $7.3 million and $6.4 million, respectively. For the last ten quarters we have not declared cash dividends on our preferred stock but have been accruing such accumulated and unpaid dividends. The terms of our preferred stock provide that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates is $2.1 million for both 2002 and 2001, respectively. In addition, because the board of directors did not declare dividends on our Series A Stock for more than six quarters, effective January 1, 2002, such dividends were calculated on a compounded cumulative basis, retroactive to our last payment, until they are paid current. Had we been required to pay the higher rate for the Series A Stock, both our preferred dividends and net loss to common shareholders would have increased $275,000 and $19,000 for 2001 and 2000, respectively. This combined amount of $294,000 was recognized in 2002 as well as an additional cumulative compounded dividend of $622,000 for 2002.

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

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2001, increased $435,000 to $17.9 million from $17.4 million for 2000, or 2.5%. This comparison reflects the effect of abnormally high expenses in 2000 for professional consulting fees and for certain employee benefits. Excluding these items, we experienced increases of approximately $1.5 million in personnel costs, liability insurance and utilities. As a percentage of total operating revenues, G&A expenses decreased to 12.7% for 2001, compared to 13.9% for 2000, primarily as a result of increased revenues. Since more than half of the communities we operate are managed, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry wide comparisons. These percentages were 6.6% and 7.2% for 2001 and 2000, respectively.

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

Interest Income: Interest income for the year ended December 31, 2001, was $980,000 versus $990,000 for the year ended December 31, 2000. This is primarily attributable to declining interest rates.

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

Other, net: Other, net increased by $7.7 million to $581,000 income for the year ended December 31, 2001, from $7.1 million expense for the year ended December 31, 2000. The amount for the year 2001 included a deficit-funding obligation of $335,000 arising from our management of the Emeritrust communities, losses of $313,000 associated with our investment in Senior Healthcare Partners, LLC, and a net gain of $1.1 million on sale of two communities. The amount for the year 2000 includes a deficit funding obligation of $3.7 million arising from our management of the Emeritrust communities, write-offs of $1.5 million relating to receivables and capitalized development transaction costs that do not have future realizable value, losses of $557,000 associated with our investment in Senior Healthcare Partners, LLC, and other items aggregating $1.3 million.

Preferred dividends: For the year ended December 31, 2001 and 2000, the preferred dividends were approximately $6.4 million and $5.3 million, respectively. For the last ten quarters we have not paid dividends on our preferred stock but have been accruing such accumulated and unpaid dividends. The terms of our preferred stock provide that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates is $2.1 million and $600,000 for 2001 and 2000, respectively. In addition, because we have failed to pay the dividends on our Series A Stock for more than six quarters, effective January 1, 2002, such dividends were calculated on a compounded cumulative basis, retroactive to our last payment, until they are paid current. Had we been required to pay the higher rate for the Series A Stock, both our preferred dividend expense and net loss to common shareholders would have increased
$275,000  and  $19,000  for  2001  and  2000,  respectively.

Same  Community  Comparison

Three  months  ended  December  31,  2002,  and  2001:
------------------------------------------------------

We operated 59 owned or leased communities on a comparable basis during both the three months ended December 31, 2002 and 2001. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended December 31, 2002 and 2001.


                                        Three Months ended December 31,
                                               (In thousands)
                                -------------------------------------------------
                                                            Dollar     % Change
                                   2002          2001       Change   Fav / (Unfav)
                               ------------  ------------  --------  -------------
Revenue. . . . . . . . . . .  $    33,516   $    31,806   $ 1,710            5.4%
Community operating expenses      (21,674)      (19,289)   (2,385)         (12.4)
                              ------------  ------------  --------  -------------
  Community operating income       11,842        12,517      (675)          (5.4)
Depreciation & amortization.       (1,572)       (1,617)       45            2.8
Facility lease expense . . .       (6,806)       (6,479)     (327)          (5.0)
                              ------------  ------------  --------  -------------
    Operating income . . . .        3,464         4,421      (957)         (21.6)
Interest expense, net. . . .       (2,363)       (2,244)     (119)          (5.3)
                              ------------  ------------  --------  -------------
    Net income . . . . . . .  $     1,101   $     2,177   $(1,076)        (49.4%)
                              ============  ============  ========  =============

The same communities represented $33.5 million or 71.4% of our total revenue of $46.9 million for the fourth quarter of 2002. Same community revenues increased by $1.7 million or 5.4% for the quarter ended December 31, 2002, from the comparable period in 2001. This was primarily due to rate increases, which increased revenue per unit by 5.6%, partially offset by a decrease in average occupancy to 82.3% in the fourth quarter of 2002 from 83.2% in the fourth quarter of 2001. For the quarter ended December 31, 2002, our net income decreased to $1.1 million from $2.2 million for the comparable period of 2001, primarily as a result of increased community operating expenses mainly due to higher health and workers' compensation insurance costs in 2002 compared to 2001.

Year  ended  December  31,  2002,  and  2001:
---------------------------------------------

We operated 59 owned or leased communities on a comparable basis during both the twelve months ended December 31, 2002 and 2001. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for 2002 and 2001.

                                           Year  Ended  December  31,
                                                (In  thousands)
                               -------------------------------------------------
                                                            Dollar     % Change
                                   2002          2001       Change   Fav / (Unfav)
                               ------------  ------------  --------  -------------
Revenue. . . . . . . . . . .  $   130,956   $   126,103   $ 4,853            3.8%
Community operating expenses      (83,394)      (76,199)   (7,195)          (9.4)
                              ------------  ------------  --------  -------------
  Community operating income       47,562        49,904    (2,342)          (4.7)
Depreciation & amortization.       (6,098)       (6,391)      293            4.6
Facility lease expense . . .      (27,405)      (25,040)   (2,365)          (9.4)
                              ------------  ------------  --------  -------------
    Operating income . . . .       14,059        18,473    (4,414)         (23.9)
Interest expense, net. . . .       (9,108)      (10,606)    1,498           14.1
                              ------------  ------------  --------  -------------
    Net income . . . . . . .  $     4,951   $     7,867   $(2,916)        (37.1%)
                              ============  ============  ========  =============


The same communities represented $131.0 million or 85.5% of our total revenue of $153.1 million for the year ended December 31, 2002. Same community revenues increased by $4.9 million or 3.8% for the year ended December 31, 2002, from the year ended December 31, 2001. The increase in revenue is attributable to our rate enhancement program, which resulted in same community average monthly revenue per unit increasing to $2,568 for 2002, from $2,425 for 2001. This is an increase of $143 or 5.9%. These results were partially offset by a decrease in occupancy to 81.9% in 2002 from 84.2% in 2001. For the year ended December 31, 2002, our net income decreased to $5.0 million from $7.9 million for 2001, primarily as a result of increased community operating expenses mainly due to higher health and workers' compensation insurance costs in 2002 compared to 2001. Net income was also reduced by an increase in additional rent expense from existing leases due to contingent rent expense and increased by lower interest expense related to the December 2002, refinancing (see "Other Transactions").

LIQUIDITY  AND  CAPITAL  RESOURCES

For the year ended December 31, 2002, net cash provided by operating activities was $3.9 million compared to $3.6 million of cash provided in operating activities for the prior year. The primary component of the operating cash provided in the year ended December 31, 2002, was an increase in deferred revenue of $2.9 million and an increase in other liabilities of $3.5 million offset by an increase in prepaid expenses of $2.5 million and a decrease in accrued interest of $1.3 million.

Net cash provided by investing activities amounted to $3.2 million for the year ended December 31, 2002, and was comprised primarily of proceeds from sale of property and equipment related to refinancing of four communities through sale/leaseback transactions, which was partially offset by the acquisition of property, equipment, new leases, and lease improvements.

For the year ended December 31, 2002, net cash used in financing activities was $9.9 million primarily from short-term and long-term debt repayments and other financing costs, offset by proceeds from long-term borrowings. For the year ended December 31, 2001, net cash used in financing activities was $3.8 million primarily from short-term and long-term debt repayments.

We have incurred significant operating losses since our inception and have a working capital deficit of $26.5 million, although $2.9 million represents deferred revenue and $13.5 million of preferred dividends is due only if declared by the Company's board of directors. In 2001 and 2002 we reported positive net cash from operating activities in our consolidated statements of cash flows. At times in the past, however, we have been dependent upon third party financing or disposition of assets to fund operations and we cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In 2002, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 16 owned assisted living properties and 64 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.

Management believes that the Company will be able to sustain positive operating cash flow at least through 2003 and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

The following table summarizes our contractual obligations at December 31, 2002 (In thousands):


                                           Payments Due by Period
                         --------------------------------------------------------------
                                       Less than 1                             After 5
                            Total        year        1 - 3 years  4 - 5 years   years
-----------------------  -----------  ------------  ------------  ----------- ---------
Contractual Obligations
Long-Term Debt. . . . .  $   123,491  $      3,604  $     14,657  $    74,000  $ 31,230
Operating Leases. . . .  $   289,738  $     27,568  $     55,772  $    53,603  $152,795


 RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management is currently assessing the impact of SFAS No. 143, to determine the effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. We adopted SFAS No. 145 in the fourth quarter of 2002 and have included the extraordinary gain on refinancing long-term debt in other income.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management cannot determine the impact of SFAS No. 146 on the Company's financial statements as it will be applied prospectively.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In  January  2003,  the  FASB  issued  Interpretation  No.  46, Consolidation of
Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. Management is currently evaluating the impact of this Interpretation on the Company's financial statements.


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

RISK  FACTORS

Our business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below:

The following important factors, among others, could cause actual operating results to differ materially from those expressed in forward-looking statements included in this report and presented elsewhere by our management from time to time. Do not place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report refer to potential future circumstances, operations and prospects, and therefore, are not historical or current facts. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations, which may materially differ from our actual future experience involving any one or more of such matters and subject areas as a result of various factors, including: possible excess assisted living capacity in our market areas affecting our occupancy and pricing levels; uncertainties in increasing occupancy and pricing, generally; effective management of costs and the effects of cost increases beyond our control, such as utilities and insurance; the difficulty in reducing and eliminating continuing operating losses; vulnerability to defaults in our debt and lease financing as a result of noncompliance with various covenants; the effects of cross-default terms; competition; and uncertainties relating to construction, licensing, environmental, and other matters that affect acquisition, disposition and development of assisted living communities. We have attempted to identify, in context, certain of the factors that may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. We are not obligated to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. These and other factors are discussed in more detail below.

We have incurred losses since we began doing business and may continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business. For 2002, 2001, and 2000, we recorded net losses before preferred dividends of $6.2 million, $4.2 million, and $22.0 million, respectively. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities were among the causes of these losses. To date, at many of our communities, we have been generally unable to stabilize occupancy and rate structures to levels that result in positive cash flow and earnings for the company as a whole. Our operations may not become profitable in line with our current expectations or may not become profitable at all.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and operating leases. At December 31, 2002, we had total debt of $123.5 million, with minimum principal payments of about $3.6 million due in 2003. At December 31, 2002, we were obligated under long-term operating leases requiring minimum annual lease payments of which $27.6 million is payable in 2003. In addition, we will have approximately $3.6 million and $11.1 million in principal amount of debt repayment obligations that become due in 2004 and 2005, respectively. If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on our communities secured by the respective indebtedness or, in the case of an operating lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale/leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions. A substantial portion of our future cash flow will be devoted to debt service and lease payments. In the past, we have frequently been dependent on third party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future. In addition, we are periodically required to refinance these obligations as they mature. These circumstances reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates that would result in positive earnings. In previous years we had difficulty increasing our occupancy levels. Our historical losses have resulted, in part, from lower than expected occupancy levels at our newly developed and acquired communities. Although we have reduced our acquisition and development activity, we have been unable to increase occupancy levels as we had anticipated and, during the last year, occupancy levels declined. We cannot guarantee that our occupancy levels will increase.

We will occasionally seek additional funding through public or private financing, including equity financing. We may not find adequate equity, debt, or sale/leaseback financing when we need it or on terms acceptable to us. This could affect our ability to finance our operations or refinance our properties to avoid the consequences of default and foreclosure under our existing financing as described above. In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution of their investment.

We may be unable to obtain the additional capital we will need to retain important segments of our operating communities. We manage 46 of our operating communities under short-term management agreements expiring June 30, 2003, for the 41 communities, which we have referred to throughout this document as the Emeritrust I and Emeritrust II Operating communities, and December 31, 2003, for the remaining five Emeritrust II Development communities. We also have options to purchase 43 communities, and a right of first refusal to purchase three of these communities prior to December 10, 2003, for the five Emeritrust II Development communities, and June 10, 2003, for the remaining 41 communities. Based on formulas in the options, the purchase prices of the communities would be substantially greater than the original purchase prices paid by the investor groups that currently own them, depending on when the purchase occurs and the performance of the communities. If we are unable to obtain the capital and related mortgage financing necessary to complete these purchases, we could lose control of these communities and the right to operate them, which represents about 24.0% of our total operating capacity. The loss of these operating communities would have a material adverse effect on our revenues and results of operations.

If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the related debt. From time to time, we failed to comply with certain covenants in our financing agreements. In the future we may not be able to comply with these covenants, which generally relate to matters such as cash flow, and debt coverage ratios. If we fail to comply with any of these requirements, our lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date. We may be unable to pay or refinance this debt if it becomes due.

Our liability insurance may be insufficient to cover the liabilities we face. In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging negligence, malpractice or related legal theories. Many of these suits involve large claims and significant legal costs. We expect that we occasionally will face such suits because of the nature of our business. We currently maintain insurance policies with coverage and self-insured retention (with respect to general and professional liability) and deductibles (with respect to auto liability and property damage claims) we deem appropriate based on the nature and risks of our business, historical experience, industry standards, and the availability of insurance. We could incur liability in excess of our insurance coverage or experience claims not covered by our insurance, including punitive damages. Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. Our liability insurance policies must be renewed annually, and we may not be able to obtain liability insurance coverage in the future or, if available, on acceptable terms. During the past several years, retained losses relating to high self-insured retention and annual premiums have increased significantly, which have substantially compounded our costs associated with insurance and claims defense.

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

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline. The long-term care industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future. We believe that the industry is experiencing over-capacity in several of our markets, thereby intensifying competition and adversely affecting occupancy levels and pricing. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities. We expect that competition will increase from new market entrants, as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs. Many of these competitors may have substantially greater financial resources than we do. Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures. This could lead to lower occupancy rates or lower rate structures in our communities.

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

If development of new assisted living facilities outpaces demand, we may experience decreased occupancy, depressed margins, and diminished operating results. We believe that some assisted living markets have become or are on the verge of becoming overbuilt. The barriers to entry in the assisted living industry are not substantial. Consequently, the development of new assisted living facilities could outpace demand. Overbuilding in the markets in which we operate could thus cause us to experience decreased occupancy and depressed margins and could otherwise adversely affect our operating results.

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

Some of our facilities generate infectious medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that we are not in compliance with these environmental laws could adversely affect our business and financial condition. Because these environmental laws are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.

Our chief executive officer has personal interest that may conflict with ours due to his interest in Holiday Retirement Corporation and Columbia-Pacific Group, Inc. Mr. Baty, our Chief Executive Officer, is a principal shareholder, director and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty's varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance, new facilities. Columbia-Pacific and affiliated partnerships operate assisted living communities and independent living facilities, many of which we manage under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

Because  Mr.  Baty  is  both  our  Chief  Executive Officer as well as Holiday's
Chairman of the Board and is the principal owner of Columbia-Pacific, circumstances could arise that would distract him from our operations. Our interests and those of Holiday and Columbia-Pacific interests may on some occasions be incompatible. We have entered into a noncompetition agreement with Mr. Baty, but this noncompetition agreement does not limit Mr. Baty's current role with Holiday or its related partnerships, so long as assisted living is only an incidental component of Holiday's operation or management of independent living facilities.

We have entered into agreements with a number of entities that are owned or controlled by Mr. Baty, whose interests with respect to these companies occasionally may conflict with ours. We have entered into agreements, including most of our management agreements, with a number of entities that are owned or controlled by Mr. Baty. Under these agreements, we provide management and other services to senior housing and assisted living communities owned by these entities and we have material agreements with these entities relating to the purchase, sale, and financing of a number of our operating communities. There is a risk that the administration of these and any future arrangements could be adversely affected by these continuing relationships because our interest and those of Mr. Baty may not be consistent at all times.

Some of our recent transactions and the operations of certain communities that we manage are supported financially by Mr. Baty with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and manged communities without this support. Our recent transactions to lease an additional 24 communities and our agreements to manage 24 communities involve limited guarantees by Mr. Baty and rely on his direct and indirect ownership of the communities involved. We believe that we would be unable to take advantage of these transactions and management opportunities without Mr. Baty's individual support. The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be consistent at all times. In addition, we cannot guarantee that such support will be available in the future.

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

Our costs of compliance with government regulations may significantly increase in the future. Federal, state and local authorities heavily regulate the healthcare industry. Regulations change frequently, and sometimes require us to make expensive changes in our operations. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could adversely affect our business and operating results. We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses. Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities. While these regulations and licensing requirements often vary significantly from state to state, they typically address:

*     fire  safety,
*     sanitation,
*     staff  training,
*     staffing  patterns,
* living accommodations such as room size, number of bathrooms, and ventilation, and
*     health-related  services.

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

Our share ownership and certain other factors may impede a proposed takeover of our business. As of February 28, 2003, Mr. Baty, our Chief Executive Officer, controls about 39% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 62% of the voting power of our outstanding common and preferred stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM  7A.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The table below provides information about our financial instruments entered into for purposes other than trading that are sensitive to changes in interest rates. For our debt obligations, the table presents principal repayments in thousands of dollars and current weighted averages of interest rates on these obligations as of December 31, 2002. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2002. These rates are based on LIBOR plus a margin of 4% .


                              Expected maturity date (In thousands)
                     --------------------------------------------------------
                                                                                                 Average
                                                                                        Fair    interest
                     2003     2004     2005     2006     2007    Thereafter    Total    value     rate
                    -------  -------  -------  -------  -------  -----------  -------  -------  ---------
Long-term debt:
     Fixed rate. .  $ 2,535  $ 2,431  $ 9,831  $ 5,830  $ 6,834  $    31,230  $58,691  $54,582      9.18%
     Variable rate  $ 1,069  $ 1,154  $ 1,241  $ 7,289  $54,047  $         -  $64,800  $64,800      6.67%

If market interest rates average 2% more in 2003 than they did in 2002, our interest expense and net loss would increase by $1.3 million. These amounts are determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of December 31, 2002, and do not consider changes in the actual level of borrowings that may occur subsequent to December 31, 2002. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider possible actions that management could take with respect to our financial structure to mitigate the exposure to such a change.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The financial statements and the Independent Auditors' report are listed at Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

                                    PART III

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K and under the captions "Election of Directors -- Nominees for Election" and "Compliance with Section 16(a) of the Exchange Act of 1934" in the Company's Proxy Statement relating to its 2003 annual meeting of shareholders (the "Proxy Statement") is hereby incorporated by reference.


ITEM  11.   EXECUTIVE  COMPENSATION

The information under the captions "Executive Compensation" and "Election of Directors -- Director Compensation" in the Company's Proxy Statement is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION

The information under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement is hereby incorporated by reference.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information under the caption "Certain Transactions" in the Company's Proxy Statement is hereby incorporated by reference.


ITEM  14.   CONTROLS  AND  PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls.

ITEM  15.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K

(a)     The  following  documents  are  filed  as  a  part  of  the  report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:


                                                                                                  Page
                                                                                                  ----
Independent Auditors'  Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .  F-3
Consolidated Statements of Operations . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Cash Flows . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Shareholders' Deficit and Comprehensive Operations . . . . . . . . . .  F-7
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8

(2)     FINANCIAL  STATEMENT  SCHEDULES.

Independent  Auditors'  Report  on  Financial  Statement  Schedule                                 S-1
Schedule  II  Valuation  and  Qualifying  Accounts                                                 S-2

Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.


(b) REPORTS ON FORM 8-K. A reports on Form 8-K was filed by the Registrant during the quarter ended December 31, 2002, dated October 15, 2002, and was amended on December 16, 2002.

(c) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
  3.1      Restated Articles of Incorporation of registrant (Exhibit 3.1). . . . . . . . . . . . . . .         (2)
  3.2      Amended and Restated Bylaws of the registrant (Exhibit 3.2) . . . . . . . . . . . . . . . .         (1)
  4.1      Forms of 6.25% Convertible Subordinated Debenture due 2006 (Exhibit 4.1). . . . . . . . . .         (2)
  4.2      Indenture dated February 15, 1996, between the registrant and Fleet National Bank
           ("Trustee") (Exhibit 4.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2)
  4.3      Preferred Stock Purchase Agreement (including Designation of Rights and Preferences of
           Series A Convertible Exchangeable Redeemable Preferred Stock of Emeritus
           Corporation Agreement, Registration of Rights Agreement and
           Shareholders Agreement) dated October 24, 1997, between the registrant ("Seller") and Merit Partners, L.L.C. ("Purchaser")
           (Exhibit 4.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12)
 10.1      Amended and Restated 1995 Stock Incentive Plan (Exhibit
           99.1).                                                                                             (14)
 10.2      Stock Option Plan for Nonemployee Directors (Exhibit 10.2). . . . . . . . . . . . . . . . .         (2)
 10.3      Form of Indemnification Agreement for officers and
           directors of the registrant (Exhibit 10.3). . . . . . . . . . . . . . . . . . . . . . . . .         (1)
 10.4      Noncompetition Agreements entered into between the
           registrant and each of the following individuals:
           10.4.1   Daniel R. Baty (Exhibit 10.4.1), Raymond R.
                    Brandstrom (Exhibit 10.4.2) and Frank A. Ruffo
                    (Exhibit 10.4.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2)
 10.9      Rosewood Court in Fullerton, California, the Arbor at Olive
           Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington, Laurel Lake
           Estates in Vorhees, New Jersey, Green Meadows--

                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------

           Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover,
           Delaware, Green Meadows--Latrobe in Latrobe, Pennsylvania,
           Green Meadows--Painted Post in Painted Post, New York,
           Heritage Health Center in Hendersonville, North Carolina.
           The following agreements are representative of those
           executed in connection with these properties:
           10.9.1   Lease Agreement dated March 29, 1996, between the
                    registrant ("Lessee") and Health Care Property
                    Investors, Inc. ("Lessor") (Exhibit 10.10.1).. . . . . . . . . . . . . . . . . . .         (3)
           10.9.2   First Amendment Lease Agreement dated April 25,
                    1996, by and between the registrant ("Lessee")
                    and Health Care Property Investors, Inc.
                    ("Lessor") (Exhibit 10.10.2).. . . . . . . . . . . . . . . . . . . . . . . . . . .         (3)
           10.9.3   Amended and Restated Master Lease Agreement dated September 18,
                    2002, between Health Care Property Investors, Inc., HCPI Trust,
                    Texas HCP Holding, L.P. ("Lessor") and Emeritus Corporation,
                    ESC III, L.P. ("Lessee").. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (27)
           10.9.4  Promissory Note between Emeritus Corporation ("Maker")
                   Health Care Property Investors, Inc. ("Lender"),
                   dated September 18, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (27)
 10.11     Summer Wind in Boise, Idaho
           10.11.1  Lease Agreement dated as of August 31, 1995,
                    between AHP of Washington, Inc. and the
                    registrant (Exhibit 10.18.1).. . . . . . . . . . . . . . . . . . . . . . . . . . .         (1)
           10.11.2  First Amended Lease Agreement dated as of
                    December 31, 1996, by and between the registrant
                    and AHP of Washington, Inc. (Exhibit 10.16.2). . . . . . . . . . . . . . . . . . .         (5)
 10.13     The Palisades in El Paso, Texas, Amber Oaks in San Antonio,
           Texas and Redwood Springs in San Marcos, Texas. The
           following agreements are representative of those executed
           in connection with these properties.
           10.13.1  Lease Agreement dated April 1, 1997, between ESC
                    III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee")
                    and Texas HCP Holding , L.P. ("Lessor") (Exhibit
                    10.4.1).                                                                                   (6)
           10.13.2  First Amendment to Lease Agreement dated April 1,
                    1997, between Lessee and Texas HCP Holding , L.P.
                    Lessor (Exhibit 10.4.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6)
           10.13.3  Guaranty dated April 1, 1997, by the registrant
                    ("Guarantor") in favor of Texas HCP Holding ,
                    L.P. (Exhibit 10.4.3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6)
           10.13.4  Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding
                    , L.P. ("Assignee") (Exhibit 10.4.4).. . . . . . . . . . . . . . . . . . . . . . .         (6)
 10.15     Green Meadows Communities
           10.15.1  Consent to Assignment of and First Amendment to
                    Asset Purchase Agreement dated September 1, 1995,
                    among the registrant, The Standish Care Company
                    and Painted Post Partnership, Allentown Personal
                    Car General Partnership, Unity Partnership,
                    Saulsbury General Partnership and P. Jules Patt
                    (collectively, the "Partnerships"), together with
                    Asset Purchase Agreement dated July 27, 1995,
                    among The Standish Care Company and the
                    Partnerships (Exhibit 10.24.1).. . . . . . . . . . . . . . . . . . . . . . . . . .         (1)
           10.15.2  Agreement to Provide Administrative Services to
                    an Adult Home dated October 23, 1995, between the
                    registrant and P. Jules Patt and Pamela J. Patt
                    (Exhibit 10.24.6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1)
           10.15.3  Assignment Agreement dated October 19, 1995,
                    between the registrant, HCPI Trust and Health
                    Care Property Investors, Inc. (Exhibit 10.24.8). . . . . . . . . . . . . . . . . .         (1)
           10.15.4  Assignment and Assumption Agreement dated August
                    31, 1995, between the registrant and The Standish
                    Care Company (Exhibit 10.24.9).. . . . . . . . . . . . . . . . . . . . . . . . . .         (1)
           10.15.5  Guaranty dated October 19, 1995, by Daniel R.
                    Baty in favor of Health Care Property Investors,
                    Inc., and HCPI Trust (Exhibit 10.24.10). . . . . . . . . . . . . . . . . . . . . .         (1)
           10.15.6  Guaranty dated October 19, 1995, by the
                    registrant in favor of Health Care Property
                    Investors, Inc. (Exhibit 10.24.11).. . . . . . . . . . . . . . . . . . . . . . . .         (1)
           10.15.7  Second Amendment to Agreement to provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners
                    and the registrant (Exhibit 10.2). . . . . . . . . . . . . . . . . . . . . . . . .        (10)
 10.16     Carolina Communities
           10.16.1  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Countryside Facility (Exhibit 10.23.1).. . . . . . . . . . . . . . . . . . . . . .         (2)


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
           10.16.3  Promissory Note dated as of January 26, 1996, in
                    the amount of $3,991,190 from Heritage Hills
                    Retirement, Inc. ("Borrower") to Health Care
                    Property Investors, Inc. ("Lender")
                    (Exhibit 10.23.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2)
           10.16.4  Loan Agreement dated January 26, 1996, between
                    the Borrower and the Lender (Exhibit 10.23.5). . . . . . . . . . . . . . . . . . .         (2)
           10.16.5  Guaranty dated January 26, 1996, by the
                    registrant in favor of the Borrower (Exhibit
                    10.23.6).                                                                                  (2)
           10.16.6  Deed of Trust with Assignment of Rents, Security
                    Agreement and Fixture Filing dated as of January
                    26, 1996, by and among Heritage Hills Retirement,
                    Inc. ("Grantor"), Chicago Title Insurance Company
                    ("Trustee") and Health Care Property Investor,
                    Inc. ("Beneficiary") (Exhibit 10.23.7).. . . . . . . . . . . . . . . . . . . . . .         (2)
           10.16.7  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Heritage Lodge
                    Facility (Exhibit 10.23.8).. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2)
           10.16.8  Lease Agreement dated as of January 26, 1996,
                    between the registrant and Health Care Property
                    Investor, Inc. with respect to Pine Park Facility
                    (Exhibit 10.23.9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2)
           10.16.9  Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Skylyn Facility (Exhibit 10.23.10).. . . . . . . . . . . . . . . . . . . . . . . .         (2)
           10.16.10 Lease Agreement dated January 26, 1996, between
                    the registrant and HCPI Trust with respect to
                    Summit Place Facility (Exhibit 10.23.11).. . . . . . . . . . . . . . . . . . . . .         (2)
           10.16.11 Amendment to Deed of Trust dated April 25, 1996,
                    between Heritage Hills Retirement, Inc.
                    ("Grantor"), and Health Care Property Investors,
                    Inc. ("Beneficiary") (Exhibit 10.21.12). . . . . . . . . . . . . . . . . . . . . .         (5)
 10.18     Garrison Creek Lodge in Walla Walla, Washington, Cambria
           in El Paso Texas, and Sherwood Place in Odessa, Texas.
           The following agreements are representative of those
           executed in connection with these properties:
           10.18.1  Lease Agreement dated July, August and
                    September 1996, between the registrant
                    ("Lessee") and American Health Properties, Inc.
                    ("Lessor") (Exhibit 10.3.1). . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4)
           10.18.2  First Amendment to Lease Agreement dated
                    December 31, 1996, between the registrant
                    ("Lessee") and AHP of Washington, Inc.,
                    ("Lessor") (Exhibit 10.35.2).. . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)
 10.20     Rosewood Court in Fullerton, California, The Arbor at
           Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
           Washington, Seabrook in Everett, Washington and Laurel
           Lake Estates in Voorhees, New Jersey, Green Meadows--
           Allentown in Allentown, Pennsylvania, Green Meadows--
           Dover in Dover, Delaware, Green Meadows--Latrobe in
           Latrobe, Pennsylvania, Green Meadows--Painted Post in
           Painted Post, New York. The following agreements are
           representative of those executed in connection with these
           properties:
           10.20.1  Second Amended Lease Agreement dated as of
                    December 30, 1996, by and between the
                    registrant and Health Care Property Investors,
                    Inc. (Exhibit 10.37.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)
 10.21     Cooper George Partners Limited Partnership
           10.21.2  Partnership Interest Purchase Agreement dated
                    June 4, 1998, between Emeritus Real Estate L.L.C.
                    IV ("Seller") and Columbia Pacific Master Fund
                    98 General Partnership ("Buyer") (Exhibit
                    10.3.2).                                                                                  (15)
           10.21.4  Amended and Restated Agreement of Limited
                    Partnership of Cooper George Partners Limited
                    Partnership dated June 29, 1998, between
                    Columbia Pacific Master Fund '98 General
                    Partnership, Emeritus Real Estate IV, L.L.C.
                    and Bella Torre De Pisa Limited Partnership
                    (Exhibit 10.3.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15)
 10.22     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.44).                                                                                             (2)
 10.23     Registration Rights Agreement dated February 8, 1996,
           with respect to the registrant's 6.25%
           Convertible Subordinated Debentures due 2006 (Exhibit
           10.45).                                                                                             (2)
 10.24     Office Lease Agreement dated April 29, 1996, between
           Martin Selig ("Lessor") and the registrant ("Lessee")
           (Exhibit 10.8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3)
 10.25     Colonie Manor in Latham, New York, Bassett Manor in
           Williamsville, New York, West Side Manor in Liverpool, New
           York, Bellevue Manor in Syracuse, New York, Perinton Park
           Manor in Fairport, New York, Bassett Park Manor in
           Williamsville, New York, Woodland Manor in Vestal, New York,
           East Side Manor in Fayetteville, New York and West Side Manor
           in Rochester, New York. The following agreement is
           representative of those executed in connection with these
           properties:


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
           10.25.1  Lease Agreement dated September 1, 1996, between
                    Philip Wegman ("Landlord") and Painted Post
                    Partners ("Tenant") (Exhibit 10.4.1).. . . . . . . . . . . . . . . . . . . . . . .         (4)
           10.25.2  Agreement to Provide Administrative Services to an
                    Adult Home dated September 2, 1996, between the
                    registrant and Painted Post Partners ("Operator")
                    (Exhibit 10.4.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4)
           10.25.3  First Amendment to Agreement to Provide
                    Administrative Services to an Adult Home dated
                    January 1, 1997, between Painted Post Partners and
                    the registrant (Exhibit 10.1). . . . . . . . . . . . . . . . . . . . . . . . . . .        (10)
 10.26     Columbia House Communities.
           10.26.1  Management Services Agreement between the
                    Registrant ("Manager") and Columbia House, L.L.C.
                    ("Lessee") dated November 1, 1996, with respect to
                    Camlu Retirement (Exhibit 10.6.1). . . . . . . . . . . . . . . . . . . . . . . . .         (4)
           10.26.2  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House L.L.C. ("Lessee") with respect to York
                    Care.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13)
           10.26.4  Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia
                    House L.L.C. ("Owner") with respect to Autumn Ridge
                    (Exhibit 10.3.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9)
           10.26.6  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,
                    L.L.C., Acorn Service Corporation and Camlu Coeur
                    d'Alene, L.L.C. with respect to Camlu. . . . . . . . . . . . . . . . . . . . . . .        (13)
           10.26.7  Assignment and First Amendment to Agreement to
                    Provide Management Services dated September 1,
                    1997, between the registrant, Columbia House,
                    L.L.C., Acorn Service Corporation and Autumn Ridge
                    Herculaneum, L.L.C. with respect to Autumn Ridge.. . . . . . . . . . . . . . . . .        (13)
           10.26.8  Management Services Agreement dated January 1,
                    1998, between the registrant ("Manager") and
                    Columbia House L.L.C. ("Owner") with respect to Park
                    Lane.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13)
 10.27     Vickery Towers in Dallas, Texas
           10.27.1  Partnership Interest Purchase and Sale Agreement
                    dated June 4, 1998, between ESC GP II, Inc. and
                    Emeritus Properties IV, Inc. (together "Seller")
                    and Columbia Pacific Master Fund 98 General
                    Partnership and Daniel R. Baty (together
                    "Purchaser") (Exhibit 10.4.1). . . . . . . . . . . . . . . . . . . . . . . . . . .        (15)
           10.27.2  Amended and Restated Agreement of Limited
                    Partnership of ESC II, LP dated June 30, 1998,
                    between Columbia Pacific Master Fund '98 General
                    Partnership and Daniel R. Baty (Exhibit 10.4.2). . . . . . . . . . . . . . . . . .        (15)
           10.27.3  Agreement to Provide Management Services To An
                    Independent and Assisted Living Facility dated June
                    30, 1998, between ESC II, LP ("Owner") and ESC III,
                    LP ("Manager") (Exhibit 10.4.3). . . . . . . . . . . . . . . . . . . . . . . . . .        (15)
 10.29     Development Properties in Auburn, Massachusetts, Louisville,
           Kentucky and Rocky Hill, Connecticut. The following
           agreements are representative of those executed in connection with these properties:
           10.29.1  Lease Agreement dated February 1996, between the
                    registrant ("Lessee") and LM Auburn Assisted Living
                    L.L.C., and LM Louisville Assisted Living L.L.C.,
                    ("Landlords") with respect to the development
                    properties in Auburn and Louisville (Exhibit
                    10.58.1).                                                                                  (5)
           10.29.2  Amended and Restated Lease Agreement dated February
                    26, 1996, between the registrant ("Lessee") and LM
                    Rocky Hill Assisted Living Limited Partnership,
                    ("Landlord") with respect to the development
                    property in Rocky Hill (Exhibit 10.58.2).. . . . . . . . . . . . . . . . . . . . .         (5)
           10.29.3  Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted
                    Living L.L.C., ("Landlord") with respect to the
                    development property in Chelmsford (Exhibit
                    10.58.3).                                                                                  (5)
           10.29.4  Promissory Note in the amount of $1,255,000 dated
                    December 1996, between the registrant ("Lender")
                    and LM Auburn Assisted Living L.L.C., ("Borrower")
                    with respect to the development property in
                    Auburn (Exhibit 10.58.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)
           10.29.5  Promissory Note in the amount of $1,450,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Louisville Assisted Living L.L.C.,
                    ("Borrower") with respect to the development
                    property in Louisville (Exhibit 10.58.5).. . . . . . . . . . . . . . . . . . . . .         (5)
           10.29.6  Promissory Note in the amount of $1,275,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Rocky Hill Assisted Living Limited
                    Liability Partnership, ("Borrower") with respect
                    to the development property in Rocky Hill
                    (Exhibit 10.58.6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
           10.29.7  Promissory Note in the amount of $300,000 dated
                    January 1997, between the registrant ("Lender")
                    and LM Chelmsford Assisted Living L.L.C.,
                    ("Borrower") with respect to the development
                    property in Chelmsford (Exhibit 10.58.7).. . . . . . . . . . . . . . . . . . . . .         (5)
           10.29.8  Real Estate Purchase and Sale Agreement under the purchase option on the lease dated January 1, 2000, between Auburn
                    Land L.L.C. ("Seller") and Emeritus Properties XIV, L.L.C. ("Buyer")
                    dated August 26, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (27)
           10.29.9  Sublease Termination and Release Agreement between
                    Sage Assisted Living L.L.C. ("Landlord") and Emeritus
                    Properties XIV, L.L.C. ("Tenant") dated August 26, 2002.. . . . . . . . . . . . .         (27)
 10.31     Senior Management Employment Agreements and Amendments
           entered into between the registrant and each of the
           following individuals:
           10.31.1  Frank A. Ruffo (Exhibit 10.6.2) and Raymond R. Brandstrom (Exhibit 10.6.5).. . . .         (9)
           10.31.2  Raymond R. Brandstrom (Exhibit 10.11.1) and Frank A. Ruffo (Exhibit10.11.3). . . .         (9)
 10.32     La Casa Grande in New Port Richey, Florida, River Oaks in
           Englewood, Florida, and Stanford Centre in Altamonte
           Springs, Florida. The following agreements are
           representative of those executed in connection with these
           properties.
           10.32.1  Stock Purchase Agreement dated September 30,
                    1996, between Wayne Voegele, Jerome Lang, Ronald
                    Carlson, Thomas Stanford, Frank McMillan, Lonnie
                    Carlson, and Carla Holweger ("Seller") and the
                    registrant ("Purchaser") with respect to La Casa
                    Grande (Exhibit 10.1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7)
           10.32.2  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to La Case Grande
                    (Exhibit 10.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7)
           10.32.3  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to River Oaks (Exhibit 10.3).. . . . . . . . . . . . . . . . . . . . . . .         (7)
           10.32.4  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to River Oaks (Exhibit
                    10.4).                                                                                     (7)
           10.32.5  Stock Purchase Agreement dated September 30,
                    1996, between the Seller and the registrant with
                    respect to Stanford Centre (Exhibit 10.5). . . . . . . . . . . . . . . . . . . . .         (7)
           10.32.6  First Amendment to Stock Purchase Agreement dated
                    January 31, 1997, between the Seller and the
                    registrant with respect to Stanford Centre
                    (Exhibit 10.6).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7)
 10.33     Painted Post Partnership
           10.33.1  Painted Post Partners Partnership Agreement dated
                    October 1, 1995 (Exhibit 10.24.7). . . . . . . . . . . . . . . . . . . . . . . . .         (1)
           10.33.2  First Amendment to Painted Post Partners
                    Partnership Agreement dated October 22, 1996,
                    between Daniel R. Baty and Raymond R. Brandstrom
                    (Exhibit 10.20.20).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)
           10.33.3  Indemnity Agreement dated November 3, 1996,
                    between the registrant and Painted Post Partners
                    (Exhibit 10.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10)
           10.33.4  First Amendment to Indemnity Agreement dated
                    January 1, 1997, between the registrant and
                    Painted Post Partners (Exhibit 10.4).. . . . . . . . . . . . . . . . . . . . . . .        (10)
           10.33.5  Undertaking and Indemnity Agreement dated October
                    23, 1995, between the registrant, P. Jules Patt
                    and Pamela J. Patt and Painted Post Partnership
                    (Exhibit 10.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10)
           10.33.6  First Amendment to Undertaking and Indemnity
                    Agreement dated January 1, 1997, between Painted
                    post Partners and the registrant (Exhibit 10.6). . . . . . . . . . . . . . . . . .        (10)
           10.33.7  First Amendment to Non-Competition Agreement
                    between the registrant and Daniel R. Baty
                    (Exhibit 10.1.1) and Raymond R. Brandstrom
                    (Exhibit 10.1.2).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11)
 10.34     Ridgeland Court in Ridgeland, Mississippi
           10.34.1  Master Agreement and Subordination Agreement
                    dated September 5, 1997, between the
                    registrant, Emeritus Properties I, Inc., and
                    Mississippi Baptist Health Systems, Inc.
                    (Exhibit 10.1.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12)
           10.34.2  License Agreement dated September 5, 1997,
                    between the registrant and its subsidiary and
                    affiliated corporations and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.2). . . . . . . . . . . . . . . . . . . . . . .        (12)
           10.34.3  Economic Interest Assignment Agreement and
                    Subordination Agreement dated September 5,
                    1997, between the registrant, Emeritus
                    Properties I, Inc., and Mississippi Baptist
                    Health Systems, Inc. (Exhibit 10.1.3). . . . . . . . . . . . . . . . . . . . . . .        (12)
           10.34.4  Operating Agreement for Ridgeland Assisted
                    Living, L.L.C. dated December 23, 1998, between
                    the registrant,


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
                    Emeritust Properties XI, L.L.C.
                    and Mississippi Baptist Medical Enterprises,
                    Inc. (Exhibit 10.46.4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16)
           10.34.5  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company L.L.C(Exhibit 10.46.5).. . . . . . . . . . . . . . . . . . . . . . . . . .        (16)
 10.36     Amendment to Office Lease Agreement dated September 6,
           1996, between Martin Selig ("Lessor") and the registrant. . . . . . . . . . . . . . . . . .        (13)
 10.37     Villa Del Rey in Escondido, California
           10.37.1  Purchase and Sale Agreement dated December 19,
                    1996, between the registrant ("Purchaser") and
                    Northwest Retirement ("Seller") (Exhibit
                    10.1.1).                                                                                   (6)
 10.38     Development Property in Paso Robles, California
           10.38.1  Agreement of TDC/Emeritus Paso Robles
                    Associates dated June 1, 1995, between the
                    registrant and TDC Convalescent, Inc. (Exhibit
                    10.2.1).                                                                                   (6)
           10.38.7  Purchase and Sale Agreement between TDC Convalescent, Inc.
                    ("Seller") and the registrant ("Purchaser") dated March 26, 2002.. . . . . . . . .        (25)
 10.41     Development Property in Danville, Illinois
           10.41.1  Purchase and Sale Agreement dated October 14,
                    1997, between South Bay Partners, Inc.
                    ("Purchaser") and Elks Lodge No. 332, BPOE
                    ("Seller") (Exhibit 10.74.1).. . . . . . . . . . . . . . . . . . . . . . . . . . .        (13)
           10.41.2  Assignment and Assumption of Purchase and Sale
                    Agreement dated October 21, 1997, between South
                    Bay Partners, Inc. and the registrant (Exhibit
                    10.74.2).                                                                                 (13)
 10.43     Sanyo Electric Co., Ltd.
           10.43.1  Agreement entered into on May 30, 1996, between
                    the registrant and Sanyo Electric Co., Ltd. for
                    the interest in jointly entering the
                    development, construction and /or operation of
                    the Senior Housing Business in Japan (Exhibit
                    10.76.1).                                                                                 (13)
           10.43.2  Joint Venture Agreement entered into on July 9,
                    1997, between the registrant and Sanyo Electric
                    Co., Ltd. (Exhibit 10.76.2). . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13)
 10.45     1998 Employee Stock Purchase Plan (Exhibit 99.2). . . . . . . . . . . . . . . . . . . . . .        (14)
 10.49     Richland Gardens in Richland, Washington, Charlton Place
           in Tacoma Washington, The Pines of Goldsboro in
           Goldsboro, North Carolina, Silverleaf Manor in Meridian,
           Mississippi and Wilburn Gardens in Fredericksburg,
           Virginia. The following agreement is representative of
           those executed in connection with these properties.
           10.49.1  Agreement To Provide Management Services To An
                    Assisted Living Facility dated February 2,
                    1998, between Richland Assisted, L.L.C.
                    ("Owner") and Acorn Service Corporation
                    ("Manager") (Exhibit 10.9.1).. . . . . . . . . . . . . . . . . . . . . . . . . . .        (15)
 10.50     Richland Gardens in Richland, Washington, The Pines of
           Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
           in Meridian, Mississippi, Wilburn Gardens in
           Fredericksburg, Virginia and Park Lane in Toledo, Ohio.
           The following agreement is representative of those
           executed in connection with these properties.
           10.50.1  Marketing Agreement dated February 2, 1998,
                    between Acorn Service Corporation ("Acorn") and
                    Richland Assisted, L.L.C. ("RAL.L.C.") (Exhibit
                    10.10.1).                                                                                 (15)
 10.51     Kirkland Lodge in Kirkland, Washington
           10.51.1  Purchase and Sale Agreement dated December 23,
                    1998, between the registrant and Meditrust
                    Company L.L.C(Exhibit 10.46.5).. . . . . . . . . . . . . . . . . . . . . . . . . .        (16)
           10.51.2  Loan Agreement dated December 28, 1998, between
                    Emeritus Properties X, L.L.C and Guaranty
                    Federal Bank (Exhibit 10.65.2).. . . . . . . . . . . . . . . . . . . . . . . . . .        (16)
           10.51.3  Promissory Note Agreement dated December 28,
                    1998, between Emeritus Properties X, L.L.C and
                    Guaranty Federal Bank (Exhibit 10.65.3). . . . . . . . . . . . . . . . . . . . . .        (16)
           10.51.4  Guaranty Agreement dated December 28, 1998,
                    between the registrant and Guaranty Federal
                    Bank (Exhibit 10.65.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16)
 10.52     Emeritrust Communities
           10.52.1  Purchase and Sale Agreement dated December 30,
                    1998, between the registrant, Emeritus
                    Properties VI, Inc., ESC I, L.P. and AL
                    Investors L.L.C(Exhibit 10.66.1).. . . . . . . . . . . . . . . . . . . . . . . . .        (16)
           10.52.2  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities dated December 30,
                    1998, between the registrant, Emeritus
                    Properties I, Inc. Emeritus Properties VI,
                    Inc., ESC I, L.P. and AL Investors L.L.C


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
                    (Exhibit 10.66.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16)
           10.52.3  Management Agreement with Option to Purchase
                    dated December 30, 1998, between the
                    registrant, Emeritus Management I LP, Emeritus
                    Properties I, Inc, ESC I, L.P., Emeritus
                    Management L.L.C. and AL Investors L.L.C(Exhibit
                    10.66.3).                                                                                 (16)
           10.52.4  Guaranty of Management Agreement and Shortfall
                    Funding Agreement dated December 30, 1998,
                    between the registrant and AL Investors L.L.C
                    (Exhibit 10.66.4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16)
           10.52.5  Put and Purchase Agreement dated December 30,
                    1998, between Daniel R. Baty and AL Investors
                    L.L.C(Exhibit 10.66.5) Second Emeritrust.. . . . . . . . . . . . . . . . . . . . .        (16)
           10.52.6  First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated March 22, 2001, between the registrant, Emeritus Management I LP, and AL
                    Investors L.L.C . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (24)
           10.52.7  Amendment to Guaranty of Management Agreement and
                    Shortfall Funding Agreement (Emeritrust 25) dated March 22, 2001,
                    between the registrant and AL Investors L.L.C. . . . . . . . . . . . . . . . . . . .      (24)
           10.52.8  Second Amendment to Put and Purchase Agreement (AL I -
                    Emeritrust 25 Facilities) dated March 22, 2001, between Daniel R.
                    Baty and AL Investors L.L.C . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (24)
           10.52.9  Second Amendment to Management Agreement with Option to
                    Purchase (AL I - Emeritrust 25 Facilities) dated January 1, 2002, between the registrant, Emeritus Management I LP, and AL
                    Investors L.L.C. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (24)
           10.52.10 Third Amendment to Put and Purchase Agreement (AL I -
                    Emeritrust 25 Facilities) dated January 1, 2002, between Daniel R. Baty
                    and AL Investors L.L.C. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (24)
           10.52.11 Waiver, Consent, and Amendment to Management Agreement dated
                    May 1, 2002, (AL I-Laurel Place) between Emeritus Management, L.L.C.,
                    the registrant, and AL I Investors, L.L.C.. . . . . . . . . . . . . . . . . . . . . . .   (25)
 10.53     Emeritrust II Communities
           10.53.1  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--14
                    Operating Facilities) dated March 26,1999,
                    between the registrant, Emeritus Properties I,
                    Inc., ESC G.G. I, Inc., ESC I, L.P. and AL
                    Investors II LLC. (Exhibit 10.1.1).. . . . . . . . . . . . . . . . . . . . . . .        (17)
           10.53.2  Management Agreement with Option to Purchase
                    (AL II--14 Operating Facilities) dated March
                    26, 1999, between the registrant, Emeritus
                    Management I LP, Emeritus Properties I, Inc.,
                    ESC G.P. I, Inc., ESC I, L.P., Emeritus
                    Management L.L.C. and AL Investors II L.L.C. (Exhibit
                    10.1.2).                                                                                  (17)
           10.53.3  Guaranty of Management Agreement (AL II--14
                    Operating Facilities) dated March 26, 1999,
                    between the registrant and AL Investors II L.L.C.
                    (Exhibit 10.1.3).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (17)
           10.53.4  Supplemental Purchase Agreement in Connection
                    with Purchase of Facilities (AL II--5
                    Development Facilities) dated March 26, 1999,
                    between the registrant, Emeritus Properties I,
                    Inc. and AL Investors Development L.L.C. (Exhibit
                    10.1.4).                                                                                  (17)
           10.53.5  Management Agreement with Option to Purchase
                    (AL II--5 Development Facilities) dated
                    March 26, 1999, between the registrant,
                    Emeritus Properties I, Inc., Emeritus
                    Management LLC and AL Investors Development LLC
                    (Exhibit 10.1.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (17)
           10.53.6  Guaranty of Management Agreement and Shortfall
                    Funding Agreement (AL II--5 Development
                    Facilities) dated March 26, 1999, between the
                    registrant and AL Investors Development LLC
                    (Exhibit 10.1.6).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (17)
           10.53.7  Put and Purchase Agreement (AL II Holdings--14
                    Operating Facilities and 5 Development
                    Facilities) dated March 26, 1999, between
                    Daniel R. Baty and AL II Holdings L.L.C., AL
                    Investors II L.L.C. and AL Investors Development
                    L.L.C. (Exhibit 10.1.7). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (17)
           10.53.8  Second Amendment to Management Agreement (AL II -
                    14 Operating Facilities) (GMAC) dated March 22, 2001, between the registrant, Emeritus Management L.L.C., Emeritus Management I,
                    and AL Investors II L.L.C. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24)
           10.53.9  Second Amendment to Put and Purchase Agreement (AL
                    II Holdings - 14 Operating Facilities and 5 Development Facilities)
                    dated March 22, 2001, between Daniel R. Baty and AL II Holdings
                    L.L.C., AL Investors II L.L.C. and AL Investors Development L.L.C. . . . . . . . .        (24)
           10.53.10 First Amendment to Management Agreement (AL II -
                    5 Development Facilities) dated January 1, 2002, between the registrant, Emeritus Management L.L.C., and AL Investors
                    Development L.L.C. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24)
           10.53.11 Third Amendment to Put and Purchase Agreement (AL II
                    Holdings - 14 Operating Facilities and 5 Development Facilities)
                    dated January 1, 2002, between Daniel R. Baty and AL II Holdings
                    L.L.C., AL Investors II L.L.C., and AL


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
                    Investors Development L.L.C. . . . . . . . .                                              (24)
           10.53.12 Third Amendment to Management Agreement (AL II -
                    14 Operating Facilities) (GMAC) dated January 1, 2002, between the registrant, Emeritus Management L.L.C., Emeritus Management I LP,
                    and AL Investors II L.L.C . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (24)
 10.54     Meadow Lodge at Drum Lodge Hill in Chelmsford,
           Massachusetts
           10.54.1  Purchase and Sales Agreement dated April 23,
                    1999, between LM Chelmsford Assisted Living,
                    L.L.C. ("Seller") and the registrant ("purchaser")
                    (Exhibit 10.1.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18)
 10.55     Meadow Lodge at Drum Hill in Chelmsford, Massachusetts,
           Cobblestones at Fairmont in Manassas, Virginia, Kirkland
           Lodge in Kirkland, Washington and Ridgeland Pointe in
           Ridgeland, Mississippi. The following agreements are
           representative of those executed in conjunction with these properties.
           10.55.1   Fixed Rate Note dated September 29, 1999,
                     between Amresco Capital, L.P. ("Payee") and the
                     registrant ("Maker") (Exhibit 10.2.1).. . . . . . . . . . . . . . . . . . . . . .        (18)
           10.55.2   Mortgage and Security Agreement dated September
                     29, 1999, between Amresco Capital, L.P.
                     (Mortgagee") and the registrant ("mortgagor")
                     (Exhibit 10.2.2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18)
 10.56     Series B Preferred Stock Purchase Agreement dated as of
           December 10, 1999, between Emeritus Corporation and Saratoga
           Partners IV, L.P. (Exhibit 4.1).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19)
 10.57     Designation of Rights and Preferences of Series B
           Convertible Preferred Stock as filed with the Secretary of
           State of Washington on December 29, 1999 (Exhibit 4.2). . . . . . . . . . . . . . . . . . .        (19)
 10.58     Shareholders Agreement dated as of December 30, 1999, among
           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3). . . . . . . . . . . . . . . . . .        (19)
 10.59     Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners IV, L.P.
           (Exhibit 4.4).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19)
 10.60     Investment Agreement dated as of December 30, 1999, among
           Emeritus Corporation, Daniel R. Baty, B.F., Limited
           Partnership and Saratoga Partners IV, L.P., Saratoga
           Partners IV, L.P. and Saratoga Management Company L.L.C
           (Exhibit 4.5).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19)
 10.62     Emerald Hills in Auburn
           10.62.2  Lease agreement dated September 5, 2001, between Health
                    Care Property Investors, Inc. ("Lessor"), and Emeritus
                    Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (24)
 10.63     Sierra Hills in Cheyenne, Wyoming
           10.63.1  Lease agreement dated September 29, 2000, and
                    effective October 1, 2000, between HR
                    Acquisitions I Corporation ("Lessor") and
                    Emeritus Corporation ("Lessee").. . . . . . . . . . . . . . . . . . . . . . . . .         (20)
           10.63.2  Lease Assignment and  Operations Transfer Agreement dated
                    September 30, 2001, between Emeritus Corporation ("Tenant")
                    and Sierra Hills Assisted Living Community, L.L.C., ("Assignee")
                    and Jon M. and Kristin P. Harder, husband and wife, Darryl E.
                    and Carol L. Fisher, husband and wife, Eric W. and Marti M.
                    Jacobson, husband and wife and Sunwest Management, Inc.
                    ("Guarantor").. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24)
 10.65     Loyalton of Hattiesburg in Hattiesburg, Mississippi
           10.65.2  Purchase agreement for Hattiesburg between ALCO XII L.L.C.
                    ("Seller") and the registrant ("Purchaser") dated March  27, 2002.. . . . . . . .         (25)
 10.66     Loyalton of Biloxi in Biloxi, Mississippi
           10.66.2  Lease agreement dated September 5, 2001, between Health
                    Care Property Investors, Inc. ("Lessor"), and Emeritus
                    Corporation ("Lessee"). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24)
10.67     Amended 1998 Employee Stock Purchase Plan (as amended and
          restated on May 19, 1999, and August 17, 2001).  (Appendix B). . . . . . . . . . . . . .            (23)
10.68     Kingsley Place at Alexandria, Louisiana, Kingsley Place at Lake Charles,
              Louisiana, Kingsley Place at Lafayette, Louisiana, Kingsley Place
              of Shreveport, Louisiana, Kingsley Place of Henderson, Texas,
              Kingsley Placeat Oakwell Farms, Texas, Kingsley Place at the Medical
              Center, Texas, Kingsley Place at Stonebridge, Texas. The following agreements are representative of those executed in connection with these properties:
           10.68.1  Horizon Bay Lease Facilities Purchase Agreement between Integrated
                    Living Communities of Alexandria, L.L.C, Integrated Living Communities
                    of Lake Charles, L.L.C., Integrated Living Communities of Lafayette, L.L.C.,


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
                    Integrated Living Communities of Henderson, L.P., Integrated Living
                    Communities of Oakwell, L.P., Integrated Living Communities of
                    San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
                    (collectively, the  "Seller") and the registrant ("Purchaser") dated
                    April 4, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.2  Horizon Bay Purchase Agreement between the registrant ("Purchaser")
                    and Senior Lifestyle Shreveport, L.L.C. ("Seller"), dated April 17, 2002. . . . .         (25)
           10.68.3  First Amendment to the Horizon Bay Lease Facilities Purchase
                    Agreement between the registrant ("Purchaser") and Integrated Living
                    Communities of Alexandria, L.L.C,  Integrated Living Communities
                    of Lake Charles, L.L.C., Integrated Living Communities of Lafayette, L.L.C.,
                    Integrated Living Communities of Henderson, L.P., Integrated Living
                    Communities of Oakwell, L.P., Integrated Living Communities of
                    San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
                    (collectively, the  "Seller") dated May 1, 2002.. . . . . . . . . . . . . . . . .         (25)
           10.68.4  First Amendment to the Horizon Bay Purchase Agreement
                    between the registrant ("Purchaser") and Senior Lifestyle
                    Shreveport, L.L.C. ("Seller"), dated May 1, 2002. . . . . . . . . . . . . . . . .         (25)
           10.68.5  Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C., and HB-ESC V, L.P.,
                    dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.6  Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P., and the registrant
                    dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.7  Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P., and the registrant
                    dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.8  Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P., and the registrant
                    dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.9  Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P., and the registrant
                    dated May 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.10 Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P., and the registrant
                    dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.11 Agreement to provide management services to assisted living facilities (Medical Center) between HB-ESC V, L.P., and the registrant
                    dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.12 Agreement to provide management services to assisted living facilities (Oakwell Farms) between HB-ESC V, L.P., and the registrant
                    dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.13 Agreement to provide management services to assisted living facilities (Stonebridge) between HB-ESC V, L.P., and the registrant
                    dated May 9, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25)
           10.68.14 Second Amendment to the Horizon Bay Purchase Agreement
                    between the registrant ("Purchaser") and Senior Lifestyle
                    Shreveport, L.L.C. ("Seller"), dated May 31, 2002.. . . . . . . . . . . . . . . .         (25)
           10.68.15 Third Amendment to the Horizon Bay Purchase Agreement
                    between the registrant ("Purchaser") and Senior Lifestyle
                    Shreveport, L.L.C. ("Seller"), dated June 14, 2002. . . . . . . . . . . . . . . .         (25)
           10.68.16 Fourth Amendment to the Horizon Bay Purchase Agreement
                    between the registrant ("Purchaser") and Senior Lifestyle
                    Shreveport, L.L.C. ("Seller"), dated June 28, 2002. . . . . . . . . . . . . . . .         (25)
10.69     Willow Park and West Wind in Boise, Idaho,  Sunshine Villa in Santa Cruz,
              California, Orchard Park in Clovis, California, Willow Creek in Folsom,
              California, Regent Court in Medesto, California, Villa Sera in Salinas,
              California, Regent House in Merced, California, Regent Senior Living in
              West Covina, California, Sheldon Park in Eugene, Oregon, Regency Park in
              Portland, Oregon, Regent Court in Corvalis, Oregon, Hamilton House in
              San Antonio, Texas, Regent Court at Scottsdale and Desert Flower
              in Scottsdale, Arizona, Sterling Park in Redmond, Washington, Regent Court
              in Kent, Washington, and Northshore House in Kenmore, Washington
              The following agreements are representative of those executed in connection with these properties:
           10.69.1  Amended and Restated Agreement to provide management services to Assisted Living Facilities between  Regent Assisted Living, Inc.
                    ("Owner"), and the registrant ("Manager") dated December 31, 2001. . . . . . . .          (25)
           10.69.2  Amended and Restated Agreement to provide accounting and consulting services to California Assisted Living Facilities between
                    Regent Assisted Living, Inc. ("Owner"), and the registrant ("Manager")
                    dated December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (25)


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
           10.69.3  Agreement to provide management services to Washington
                    Assisted Living Facilities between  Regent Assisted Living, Inc.
                    ("Owner"), and the registrant ("Manager") dated December 31, 2001. . . . . . . .          (25)
           10.69.4  Agreement to provide accounting and consulting services to
                    California Assisted Living Facilities (Willow Creek-Folsom) between
                    Regent Assisted Living, Inc. ("Owner"), and the registrant ("Manager")
                    dated February 15, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (25)
           10.69.5  Lease and Working Capital Agreement between Sacramento County
                    Assisted, L.L.C.("Landlord") and Regent Assisted Living, Inc.("Tenant")
                    dated February 15, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (25)
           10.69.6  Assignment and Release Agreement between Regent Assisted Living,
                    Inc.("Assignor"), the registrant ("Assignee"), and Sacramento County
                    Assisted, L.L.C. ("Landlord") dated July 2, 2002.. . . . . . . . . . . . . . . .          (25)
           10.69.7  First Amendment to  Lease and Working Capital Agreement between
                    Sacramento County Assisted, L.L.C. ("Landlord")  and the registrant
                    ("Tenant") dated July 2, 2002. . . . . . . . . . . . . . . . . . . . . . . . . .          (25)
           10.69.8  Agreement and Consent of Assignment of Lease between . . . . . . . . . . . . . . .        (27)
                    Texas HCP Holding, Inc. ("Lessor"), Regent Assisted Living ("Assignor"),
                    ESC III, L.P. ("Assignee") dated September 18, 2002. . . . . . . . . . . . . . .          (27)
           10.69.9  Lease Assignment and Operations Transfer Agreement between . . . . . . . . . . . .        (27)
                    Regent Assisted Living ("Tenant") and ESC III, L.P. ("Assignee")
                    dated September 18, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (27)
10.70     Loyalton Court at Scottsdale, Arizona.  The following agreements are representative of those executed in connection with the property:
           10.70.1  Agreement to provide management services to Assisted Living
                    Facilities (Scottsdale) between Scottsdale Assisted, L.L.C, ("Owner")
                    and the registrant ("Manager") dated February 8, 2002. . . . . . . . . . . . . .          (25)
           10.70.2  First Amendment to Management Agreement (Scottsdale) between
                    Scottsdale Assisted, L.L.C, ("Owner") and the registrant ("Manager")
                    dated February 15, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (25)
10.71     Lodge at Eddy Pond, Massachusetts.  The following agreements are representative of those executed in connection with the property:
           10.71.1  Loan Agreement between Heller Healthcare Finance, Inc. ("Lender")
                    and Emeritus Properties XIV, L.L.C. ("Borrower") dated August 26, 2002.. . . . .          (27)
           10.71.2  Promissory Note A between Heller Healthcare Finance, Inc. ("Holder")
                    and Emeritus Properties XIV, L.L.C. ("Maker") dated August 26, 2002. . . . . . .          (27)
           10.71.3  Subordinate Promissory Note B between Heller Healthcare
                    Finance, Inc. ("Holder") and Emeritus Properties XIV, L.L.C.
                    ("Maker") dated August 26, 2002. . . . . . . . . . . . . . . . . . . . . . . . .          (27)
           10.71.4  Real Property Mortgage with Power of Sale and Security
                    Agreement (Massachusetts) dated August 21, 2002. . . . . . . . . . . . . . . . .          (27)
           10.71.5  Collateral Assignment of Management Agreement and
                    Waiver of Property Management and Broker Liens
                    dated August 26, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (27)
           10.71.6  Guaranty by registrant ("Guarantor") to Heller Healthcare Finance,
                    Inc. ("Lender") dated August 26, 2002.. . . . . . . . . . . . . . . . . . . . . .         (27)
           10.71.7  Lease and Rent Assignment Agreement between Emeritus
                    Properties XIV, L.L.C. ("Assignor") to Heller Healthcare Finance,
                    Inc. ("Assignee") dated August 21, 2002.. . . . . . . . . . . . . . . . . . . . .         (27)
           10.71.8  Side Letter regarding Deutsche Bank Refinancing and the registrants intent on refinancing with Heller Healthcare Finance, Inc. ("Lender")
                    dated August 26, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (27)
           10.71.9  Senior Housing Rider between Emeritus Properties XIV, L.L.C. ("Borrower"),
                    Emeritus Corporation ("Manager") and Heller Healthcare Finance,
                    Inc. ("Lender") dated August 26, 2002. . . . . . . . . . . . . . . . . . . . . .          (27)
           10.71.10 Hazardous Materials Indemnity Agreement between Emeritus
                    Properties XIV, L.L.C. ("Borrower"), Emeritus Corporation ("Guarantor")
                    and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.. . . . . .          (27)
10.72     Champion Oaks, Texas, Collin Oaks, Texas, Galleria Oaks, Alabama,
          Loyalton of Austin, Texas, Loyalton of Lake Highlands, Texas,
          Memorial Oaks, Texas, Meridian Oaks, Indiana, Sugar Land Oaks, Texas,
          Tanglewood Oaks, Texas, Woodbridge Estates, Texas, Village Oaks at
          Chandler, Arizona,  Cielo Vista, Texas,  Conway, Florida,  Farmers Branch, Texas,
          Fort Wayne, Indiana,  Glendale, Arizona,  Greenwood, Indiana,
          Hollywood Park, Texas,  Las Vegas, Nevada,  Melbourne, Florida,  Mesa, Arizona,
          Orange Park, Florida,  Southpoint, Florida,  Tuskawilla, Florida.  The following agreements are representative of those executed in connection with the properties:
           10.72.1  Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord") and


                                                                                                            Footnote
  Number                              Description                                                            Number
 ---------  -------------------------------------------------------------------------------------------    ------------
                    Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant")
                    dated October 1, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26)
10.73    Concorde, Nevada, Courtyard at the Willows, Washington, Fulton Villa, California,
              Juniper Meadows, Idaho , La Casa Grande, Florida , Lodge at Eddy Pond, Massachusetts,
              River Oaks, Florida, Silver Pines, Iowa , Springmeadows, Montana,
              Stanford Centre, Florida, Villa del Rey, California.  The following agreements are representative of those executed in connection with these properties:
           10.73.1  Master Lease by Emeritus Realty II, LLC, Emeritus Realty III, LLC,
                    Emeritus  Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty XIV, LLC,
                    Emeritus  Realty Puyallup, LLC, Emeritus Realty Bozeman, LLC,
                    ESC-Port St. Richie,  LLC, (collectively and Emeritus Corporation,
                    Emeritus Properties II,  Inc., Emeritus Properties III, Inc.,
                    Emeritus Properties V, Inc., Emeritus  Properties XIV, LLC,
                    ESC-New Port Richey, LLC, ESC-Bozeman, LLC, dated  December 6, 2002. . . . . . .          (28)
           10.73.2  Loan Agreement by and between General Electric Capital Corporation, a  Delaware corporation, and Emeritus Realty II, LLC, Emeritus Realty III, LLC,
                    Emeritus Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty XIV, LLC,
                    Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
                    ESC-Port St.  Richie. LLC, dated December 6, 2002. . . . . . . . . . . . . . . .          (28)
           10.73.3  Promissory Note A by Emeritus Realty II, LLC, Emeritus Realty III, LLC,
                    Emeritus Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty XIV, LLC,
                    Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
                    ESC-Port St.  Richie. LLC, to General Electric Capital Corporation,
                    a Delaware corporation,  dated December 6, 2002. . . . . . . . . . . . . . . . .          (28)
           10.73.4  Subordinated Promissory Note B by ESC-Port St. Richie, LLC,
                    a Washington  limited liability company, to General Electric
                    Capital Corporation, dated  December 6, 2002.. . . . . . . . . . . . . . . . . .          (28)
           10.73.5  Loan Agreement by and between Emeritus Realty Corporation, a Nevada  corporation and Health Care Property Investors, Inc.,
                    a Maryland corporation,  dated December 6, 2002. . . . . . . . . . . . . . . . .          (28)
           10.73.6  Promissory Note by Emeritus Realty Corporation, a Nevada corporation, to Health Care Property investors, Inc., a Maryland corporation,
                    dated December  6, 2002.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28)
10.74    Hearthside Issaquah, Washington.  The following agreements are representative of those executed in connection with these properties:
           10.74.1  Second Amendment to Loan Agreement by and between Emeritus
                    Properties XIII, LLC ("Borrower") and GMAC Commercial Mortgage
                    Corporation, ("Lender") dated January 29, 2003. . . . . . . . . . . . . . . . . .         (28)
           10.74.2  Restatement, Amendment, and Bifurcation of Promissory Note A
                    between Emeritus Properties XIII, LLC  ("Borrower"), and GMAC Commercial
                    Mortgage Corporation  ("Lender") dated January 29, 2003.. . . . . . . . . . . . .         (28)
           10.74.3  Restatement, Amendment, and Bifurcation of Promissory Note B
                    between Emeritus Properties XIII, LLC  ("Borrower"), and GMAC Commercial
                    Mortgage Corporation  ("Lender") dated January 29, 2003.. . . . . . . . . . . . .         (28)
           10.74.4  Amendment to Promissory Note between M&M Properties ("Holder")
                    and Emeritus Corporation and Emeritus Properties XIII, LLC  ("Maker")
                    dated January 29, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28)
 21.1      Subsidiaries of the registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (28)
 23.1      Consent of KPMG LLP.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (28)
 99.1      Certification of Periodic Reports
           99.1.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated
                    March 27, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (28)(29)
           99.1.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom
                    dated March 27, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (28)(29)
 99.2      Press Releases
           99.2.1   Press Release dated October 1, 2002, announcing the 24
                    Marriott community acquisition.  . . . . . . . . . . . . . . . . . . . . .                (26)
           99.2.2   Press Release dated March 25, 2003, reports on fourth quarter and year
                    2002 results.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (28)


     (1) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.
     (2) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 1996.

     (3) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1996.
     (4) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1996.
     (5)     Incorporated  by  reference to the indicated exhibit filed with the
Company's  Annual  Report  on  Form  10-K (File No. 1-14012) on March 31, 1997.
     (6) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.
     (7) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.
     (8) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K Amendment No. 1 (File No. 1-14012) on July 14, 1997.
     (9) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.
(10) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on August 14, 1997.
(11) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on October 29, 1997.
(12) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
(13) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
(14) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.
(15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
(16) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
(17) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
(18) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
(19) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2000.
(20) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
(21) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on April 2, 2001.
(22) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on July 18, 2001.
(23) Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
               (24) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 2002.
(25) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 2002.
(26) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 15, 2002.
(27) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 8, 2002.
(28)   Filed  herewith.
(29) A signed original of this written statement required by Section 906 has been provided to Emeritus Corporation and will be retained by Emeritus Corporation and furnished to the Securities and Exchange Commission or its staff upon request

                                   SIGNATURES

Pursuant to the requirements of 13 Of 15(d) Of The Securities Exchange Act of 1934, The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         EMERITUS  CORPORATION
                                                             (Registrant)

Dated:  March  28,  2003


                                   SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Emeritus Corporation
                                               (Registrant)

Dated: March 28, 2003





                   Signature. . . . . . . . . .  Title
          ----------------------------  ---------------------------


          /s/   Daniel R. Baty . . . .  Chief Executive Officer and
          ----------------------------
          Daniel R. Baty . . . . . . .  Chairman of the Board


          /s/   Raymond R. Brandstrom.  Vice President of Finance,
          ----------------------------
          Raymond R. Brandstrom. .  .   Secretary, and Chief Financial
                                        Officer


          /s/   Patrick Carter . . . .  Director
          ----------------------------
          Patrick Carter


          /s/   Charles P. Durkin. . .  Director
          ----------------------------
          Charles P. Durkin


          /s/   David Hamamoto . . . .  Director
          ----------------------------
          David Hamamoto


          /s/   David W. Niemiec . . .  Director
          ----------------------------
          David W. Niemiec


                                 CERTIFICATIONS


I,  Daniel  R.  Baty,  Chief  Executive  Officer,  certify  that:
1.  I  have  reviewed  this  annual report on Form 10-K of Emeritus Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /S/    Daniel  R.  Baty
                                            Daniel  R.  Baty
                                            Chief  Executive  Officer
                                            March  27,  2003

                                 CERTIFICATIONS

I,  Raymond  R.  Brandstrom,  certify  that:
1.  I  have  reviewed  this  annual report on Form 10-K of Emeritus Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /S/    Raymond  R.  Brandstrom
                                            Raymond  R.  Brandstrom
                                            Chief  Financial  Officer
                                            March  27,  2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Page
                                                                                                  ----
Independent Auditors'  Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000 . . .  F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000 . . .  F-5
Consolidated Statements of Shareholders' Deficit and Comprehensive Operations for the years ended
   December 31, 2002, 2001, and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8
Independent Auditors'  Report on Financial Statement Schedule . . . . . . . . . . . . . . . . . .  S-1
Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . .  S-2

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Shareholders
Emeritus  Corporation

We have audited the consolidated balance sheets of Emeritus Corporation and subsidiaries ("the Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG  LLP
Seattle,  Washington
March  14,  2003


                                                EMERITUS CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                       ASSETS


                                                                                       December 31,    December 31,
                                                                                           2002            2001
                                                                                      --------------  --------------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,960   $       9,811
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,759           1,376
 Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,662           1,172
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,645           2,859
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . .          5,217           2,463
 Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,242
                                                                                      --------------  --------------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,243          19,923
                                                                                      --------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        119,583         131,200
Property held for development. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,254           1,040
Notes receivable from and investments in affiliates. . . . . . . . . . . . . . . . .          6,358           3,675
Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,555           5,520
Lease acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,081           4,864
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,759           2,206
                                                                                      --------------  --------------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     162,833   $     168,428
                                                                                      ==============  ==============

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .  $       3,604   $       4,523
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,108           2,105
 Accrued employee compensation and benefits. . . . . . . . . . . . . . . . . . . . .          5,355           3,301
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,737           2,861
 Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,463           1,415
 Accrued dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . ..         13,457           7,429
 Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,080           8,690
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,884               -
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,040           1,699
                                                                                      --------------  --------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,728          32,023
                                                                                      --------------  --------------
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . .        119,887         131,070
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,000          32,000
Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . . .         20,324          18,671
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,508           2,404
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            894             256
                                                                                      --------------  --------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        222,341         216,424
                                                                                      --------------  --------------
Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            558           1,145
Redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    33,473 and 30,609 at December 31, 2002, and December 31, 2001, respectively. . .              -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding 10,247,226 and 10,196,030 shares at December 31, 2002, and
    December 31, 2001, respectively. . . . . . . . . . . . . . . . . . . . . . . . .              1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,944          67,686
Accumulated other comprehensive gain (loss). . . . . . . . . . . . . . . . . . . . .          1,247            (136)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (155,258)       (141,692)
                                                                                      --------------  --------------
     Total shareholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . .        (85,066)        (74,141)
                                                                                      --------------  --------------
     Total liabilities and shareholders' deficit . . . . . . . . . . . . . . . . . .  $     162,833   $     168,428
                                                                                      ==============  ==============


          See accompanying notes to consolidated financial statements.


                                     EMERITUS CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except per share data)


                                                           Year Ended December 31,
                                            -------------------------------------------------
                                                 2002             2001             2000
                                            ---------------  ---------------  ---------------
 Revenues:
   Community revenue . . . . . . . . . . .  $      137,662   $      129,561   $      118,655
   Other service fees. . . . . . . . . . .           4,575            2,291            1,977
   Management fees . . . . . . . . . . . .          10,892            8,725            4,560
                                            ---------------  ---------------  ---------------
           Total operating revenues. . . .         153,129          140,577          125,192
                                            ---------------  ---------------  ---------------
 Expenses:
   Community operations. . . . . . . . . .          93,822           80,829           76,838
   General and administrative. . . . . . .          21,112           17,864           17,429
   Depreciation and amortization . . . . .           7,223            7,260            7,383
   Facility lease expense. . . . . . . . .          29,975           27,123           24,255
                                            ---------------  ---------------  ---------------
           Total operating expenses. . . .         152,132          133,076          125,905
                                            ---------------  ---------------  ---------------
           Income (loss) from operations .             997            7,501             (713)

 Other income (expense):
   Interest income . . . . . . . . . . . .             403              980              990
   Interest expense. . . . . . . . . . . .         (11,728)         (13,296)         (15,066)
   Other, net. . . . . . . . . . . . . . .           4,105              581           (7,147)
                                            ---------------  ---------------  ---------------
           Net other expense . . . . . . .          (7,220)         (11,735)         (21,223)
                                            ---------------  ---------------  ---------------

           Net loss. . . . . . . . . . . .          (6,223)          (4,234)         (21,936)

 Preferred stock dividends . . . . . . . .           7,343            6,368            5,327
                                            ---------------  ---------------  ---------------
           Net loss to common shareholders  $      (13,566)  $      (10,602)  $      (27,263)
                                            ===============  ===============  ===============

 Loss per common share - basic and diluted  $        (1.33)  $        (1.04)  $        (2.69)
                                            ===============  ===============  ===============

 Weighted average number of common shares
       outstanding - basic and diluted . .          10,207           10,162           10,117
                                            ===============  ===============  ===============


          See accompanying notes to consolidated financial statements.


                                                     EMERITUS CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                                                          Year  ended  December  31,
                                                                                ----------------------------------------------
                                                                                     2002            2001            2000
                                                                                --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (6,223)  $      (4,234)  $     (21,936)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .          7,223           7,260           7,213
      Amortization of deferred gains . . . . . . . . . . . . . . . . . . . . .           (320)           (221)           (190)
      Gain on refinancings and sale of properties, net . . . . . . . . . . . .         (4,544)         (1,392)              -
      Write down of lease acquisition costs. . . . . . . . . . . . . . . . . .            262             835               -
      Write down of loan fees and amortization . . . . . . . . . . . . . . . .            381               -               -
      Write off of deferred gain . . . . . . . . . . . . . . . . . . . . . . .            265               -               -
      Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . .            (71)            466             359
      Write off of property held for development . . . . . . . . . . . . . . .              -               -           1,267
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            364             894             377
   Changes in operating assets and liabilities:. . . . . . . . . . . . . . . .              -               -               -
      Trade accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .           (419)            179            (281)
      Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (404)              -               -
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . .         (2,545)            265             (55)
      Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          1,003          (1,038)           (491)
      Accrued employee compensation and benefits . . . . . . . . . . . . . . .          2,054             852            (909)
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,259)           (130)            194
      Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .          1,048            (391)           (228)
      Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .            (33)           (531)          4,593
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,884               -               -
      Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .          3,485             484             691
      Security deposits and other long-term liabilities. . . . . . . . . . . .            627              14             (14)
      Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            104             272             245
                                                                                --------------  --------------  --------------
            Net cash provided by (used in) operating activities. . . . . . . .          3,882           3,584          (9,165)
                                                                                --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment. . . . . . . . . . . . . . . . . .        (11,698)         (1,429)        (11,441)
      Purchase of minority partner interest. . . . . . . . . . . . . . . . . .         (3,070)              -               -
      Proceeds from sale of facilities, property, and equipment. . . . . . . .         25,010           2,350             565
      Construction expenditures - leased communities . . . . . . . . . . . . .         (1,154)           (694)           (197)
      Change in restricted cash. . . . . . . . . . . . . . . . . . . . . . . .              -               -          13,500
      Repayments from and (advances to) investments in affiliates, net . . . .           (941)          2,699           2,199
      Distribution to minority partners. . . . . . . . . . . . . . . . . . . .           (500)              -               -
      Additions to lease acquisition costs . . . . . . . . . . . . . . . . . .         (2,229)           (416)           (943)
      Investment in affiliates . . . . . . . . . . . . . . . . . . . . . . . .         (2,971)              -               -
      Sale of investments in affiliates. . . . . . . . . . . . . . . . . . . .            750               -               -
                                                                                --------------  --------------  --------------
            Net cash provided by investing activities. . . . . . . . . . . . .          3,197           2,510           3,683
                                                                                --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease (increase) in restricted deposits . . . . . . . . . . . . . . .            (35)            748             261
      Proceeds from (repayment of) short-term borrowings, net. . . . . . . . .         (2,210)         (1,650)            650
      Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . .        120,838             145           7,879
      Repayment of long-term borrowings. . . . . . . . . . . . . . . . . . . .       (125,092)         (3,067)         (2,883)
      Repurchase/retirement of common stock. . . . . . . . . . . . . . . . . .              -               -          (1,400)
      Payment of preferred stock dividends . . . . . . . . . . . . . . . . . .              -               -          (4,024)
      Debt issue and other financing costs . . . . . . . . . . . . . . . . . .         (3,374)              -               -
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (57)             45            (365)
                                                                                --------------  --------------  --------------
            Net cash provided by (used in) financing activities. . . . . . . .         (9,930)         (3,779)            118
                                                                                --------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .         (2,851)          2,315          (5,364)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . .          9,811           7,496          12,860
                                                                                --------------  --------------  --------------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . .  $       6,960   $       9,811   $       7,496
                                                                                ==============  ==============  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest . . . . . . . . . . . . . . . . .  $      12,852   $      13,426   $      13,659
                                                                                ==============  ==============  ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Transfer of property held for sale to property and equipment . . . . . .          2,028               -               -
      Transfer of property and equipment to property held for sale . . . . . .              -               -             270
      Transfer of property and equipment from property held for development. .            214             730               -
      Notes receivable from buyer in sales . . . . . . . . . . . . . . . . . .              -           1,000               -
      Assumption of debt by buyer in sale. . . . . . . . . . . . . . . . . . .              -           3,162               -
      Unrealized holding gains (losses) in investment securities . . . . . . .          1,383             951            (709)
      Series B preferred stock in-kind dividends . . . . . . . . . . . . . . .          1,315           1,268           1,224
      Accrued preferred stock cash dividends . . . . . . . . . . . . . . . . .          6,028           5,100           2,329
      Transfer of other assets to property and equipment . . . . . . . . . . .              -               -           1,002


           See accompanying notes to consolidated financial statements.


                                                       EMERITUS CORPORATION
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE OPERATIONS
                                                (In thousands, except share data)


                                                                                            Accum.
                                     Preferred stock       Common stock                     other
                                    -----------------   ------------------    Additional     Comp.                    Total
                                     Number              Number                paid-in      income      Accum.     shareholders'
                                    of shares  Amount   of shares   Amount     capital      (loss)     deficit        deficit
                                    ---------  ------  -----------  -------  ------------  ---------  ----------  ---------------
 Balances at December 31, 1999 . .     30,000       -  10,323,950   $     1  $    66,916   $   (380)  $(103,827)  $      (37,290)
 Unrealized loss on investment
    securities . . . . . . . . . .          -       -           -         -            -       (708)          -             (708)
 Additional costs from issuance of
    preferred stock .. . . . . . .          -       -           -         -         (516)         -           -             (516)
 Foreign currency translation
    adjustment . . . . . . . . . .          -       -           -         -            -          1           -                1
 Repurchase of common stock. . . .          -       -    (260,200)        -       (1,400)         -           -           (1,400)
 Issuances of shares under
    Employee Stock Purchase Plan .          -       -      56,295         -          149          -           -              149
 Preferred stock dividends . . . .        609       -           -         -        1,224          -      (5,327)          (4,103)
 Net loss for the year ended
    December  31, 2000 . . . . . .          -       -           -         -            -          -     (21,936)         (21,936)
                                    ---------  ------  -----------  -------  ------------  ---------  ----------  ---------------
 Balances at December 31, 2000 . .     30,609       -  10,120,045   $     1  $    66,373   $ (1,087)  $(131,090)  $      (65,803)
 Unrealized gain on investment
    securities . . . . . . . . . .          -       -           -         -            -        951           -              951
 Issuances of shares under
    Employee Stock Purchase Plan .          -       -      75,985         -           45          -           -               45
 Preferred stock dividends . . . .          -       -           -         -        1,268          -      (6,368)          (5,100)
 Net loss for the year ended
    December  31, 2001 . . . . . .          -       -           -         -            -     (4,234)     (4,234)
                                    ---------  ------  -----------  -------  ------------  ---------  ----------  ---------------
 Balances at December 31, 2001 . .     30,609       -  10,196,031   $     1  $    67,686   $   (136)  $(141,692)  $      (74,141)
 Unrealized gain on investment
    securities . . . . . . . . . .          -       -           -         -            -      1,383           -            1,383
Issuances of shares under
    Employee Stock Purchase Plan,
      net of repurchases. . . . .          -        -      43,695         -          (73)         -           -              (73)
Options Exercised . . . . . . . .          -        -       7,501         -           16          -           -               16
 Preferred stock dividends . . . .      2,864       -           -         -        1,315          -      (7,343)          (6,028)
 Net loss for the year ended
   December 31, 2002 . . . . . . .          -       -           -         -            -          -      (6,223)          (6,223)
                                    ---------  ------  -----------  -------  ------------  ---------  ----------  ---------------
 Balances at December 31, 2002 . .     33,473       -  10,247,226   $     1  $    68,944   $  1,247   $(155,258)  $      (85,066)
                                    =========  ======  ===========  =======  ============  =========  ==========  ===============


           See accompanying notes to consolidated financial statements.

                              EMERITUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     DESCRIPTION  OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description  of  Business

Emeritus Corporation ("Emeritus" or the "Company") is a nationally integrated assisted living company focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. The Company owns 17 communities and leases 67 communities. These 84 communities comprise the communities included in the consolidated financial statements.

In addition, the Company also provides management services to independent and related-party owners of assisted living communities for an additional 96 communities, for which only management fees are recognized in the consolidated financial statements.

The management agreements include management agreements covering 46 communities in connection with the Emeritrust transactions, which are referred to extensively throughout these financial statements, detailed as follows:

* EMERITRUST I: 25 communities that the Company began managing in December 1998. Until December 31, 2001, the Company received a base management fee of 5% of gross revenues, but was entitled to receive up to 7% depending on the cash flow performance of the communities managed. As of January 1, 2002, however, the Company received a base management fee of 3% of gross revenues, but may receive up to 7% depending on the cash flow performance of the communities managed. Additionally, the Company is required by its management contracts to fund cash operating deficits. In May 2002, the Company entered into an agreement for a third party to operate one of these communities. The new operator has responsibility for all economic benefits and detriments and an option to purchase this community from the owner of the community.

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

Other  management  agreements  are  as  follows:

* management agreements covering 30 communities owned by entities controlled by Mr. Baty, the Company's Chairman and Chief Executive Officer and one of its principal shareholders. The Company generally receives fees ranging from 4% to 6% of the gross revenues generated by the communities.

* management agreements covering two communities owned by joint ventures in which the Company has a financial interest. The Company receives management fees ranging from 4% to 7% of gross revenues.

* management agreements covering four communities owned by independent parties. The Company receives management fees ranging from 4% to 7% of gross revenues, or similar arrangement based on occupied capacity.

* management agreements covering 14 communities owned by Regent Assisted Living, Inc. The Company receives a flat management fee of $8,000 per community with opportunities to earn additional fees based on operating cash flow.

Summary  of  Significant  Accounting  Policies  and  Use  of  Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, insurance deductibles, health insurance, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following accounting policies are most significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

* The Company utilizes third-party insurance providers for losses and liabilities associated with general and professional liability insurance claims subject to established self-insured retention levels on a per occurrence basis. Losses up to these self-insured retention levels are accrued based upon actuarially determined estimates of the aggregate liability for claims incurred.

* For health insurance, the Company self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

* The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of the Company's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required.

* The Company holds shares in ARV Assisted Living, Inc. amounting to less than 5% of its shares. ARV is publicly traded and has a volatile share price. The Company records an investment impairment charge when it believes this investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results underlying this investment could result in losses or an inability to recover the carrying value of the investment that may not be reflected in this investment's current carrying value, thereby possibly requiring an impairment charge in the future.

* The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


Basis  of  Presentation  and  Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of limited liability companies and partnerships are consolidated where the Company maintains effective control over such entities' assets and operations, notwithstanding a lack of technical majority ownership. The Company's management contracts do not result in control and those entities are not consolidated. All significant inter-company balances and transactions are eliminated in consolidation.


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

In 2001 and prior years, the Company recognized nonrefundable move-in fees at the time the resident occupied the unit and the related services were performed. This treatment was not materially different than recognition of such fees over the average period of occupancy. However, in 2002, the Company began charging significantly higher fees for move-ins than were previously charged. Therefore, the Company has instituted a policy consistent with SEC Staff Accounting Bulletin 101 "Revenue Recognition", to defer such fees and recognize them over the average period of occupancy, approximately 16 months. The Company has not deferred any of the costs related to move-ins.

Cash  and  Cash  Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper and certificates of deposit with a maturity date at purchase of three months or less. Cash equivalents at December 31, 2002, and 2001 were not material.


Property  and  Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 40 years; furniture, equipment and vehicles, five to seven years; leasehold improvements, over the lease term.

The Company accounts for impairment of long-lived assets, which include property and equipment, investments, amortizable intangible assets, and goodwill, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed annually or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners, and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.


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

Deferred  Revenue

In 2001 and prior years, the Company recognized nonrefundable move-in fees at the time the resident occupied the unit and the related services were performed. This treatment was not materially different than recognition of such fees over the average period of occupancy. However, in 2002, the Company began charging significantly higher fees for move-ins than were previously charged. Therefore, the Company has instituted a policy consistent with SEC Staff Accounting Bulletin 101 "Revenue Recognition", to defer such fees and recognize them over the average period of occupancy, approximately 16 months. The Company has not deferred any of the costs related to move-ins.

Due to dramatic increases in liability insurance premiums for the year 2002, the Company decided to institute an insurance surcharge to the residents of its communities in the first quarter of 2002. The associated revenue is being recognized on a straight-line basis over the 2002 policy period.

Deferred  Rent

Deferred rent primarily represents lease incentives that are deferred and amortized using the straight-line method over the terms of the associated leases.


Deferred  Gain  on  Sales  of  Communities

Deferred gains on sales of communities consist of deferred gains on sale/leaseback transactions and deferred gains on sale transactions. Deferred gains on sale/leaseback transactions are amortized using the straight-line method over the terms of the associated leases where the Company has no continued financial involvement in communities that it has sold and leased back. Deferred gains on sale/leaseback and sale transactions where the Company has continuing financial involvement, other than the leasebacks, are deferred until such involvement terminates.

                                       F12

Community  Operations

Community operations expenses represent direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.


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

Had compensation cost for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share, including the effect of the repricing, would have been as follows:

                                                                  Year  ended  December  31,
                                                             (In thousands, except per share data)
                                                           ----------------------------------------
                                                              2002          2001          2000
                                                           ------------  ------------  ------------

Net loss to common shareholders:
As reported . . . . . . . . . . . . . . . . . . . . . . .  $   (13,566)  $   (10,602)  $   (27,263)
Add:  Stock-based employee compensation expense
  included in reported net loss                                      -             -             -
Deduct:  Stock-based employee compensation
  determined under fair value based method for all awards         (773)       (1,074)       (1,780)
                                                           ------------  ------------  ------------
Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $   (14,339)  $   (11,676)  $   (29,043)
                                                           ============  ============  ============
Net loss per common share -- basic and diluted:
As reported . . . . . . . . . . . . . . . . . . . . . . .  $     (1.33)  $     (1.04)  $     (2.69)
                                                           ============  ============  ============

Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $     (1.40)  $     (1.15)  $     (2.87)
                                                           ============  ============  ============


SFAS No. 148 Accounting for Stock-based Compensation-Transition and Disclosure, which was issued in December 2002, provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and also requires disclosures in interim as well as annual financial statements regarding our method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amount shown above for 2001 has been adjusted to correct for a computational error.

Net  Loss  Per  Share

Basic net loss per share is computed based on weighted average shares outstanding. Diluted per share amounts are computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares (if any) using the treasury stock method. The capital structure of the Company includes convertible debentures, redeemable and non-redeemable convertible preferred stock, as well as stock options and common stock warrants. The assumed conversion and exercise of stock options totaling 1,714,333; 1,192,552; and 1,321,707 in 2002, 2001, and 2000, respectively, have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

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

 Recent  Accounting  Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management is currently assessing the impact of SFAS No. 143 to determine the effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 in the fourth quarter of 2002 and have included the extraordinary gain on refinancing long-term debt in other income.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management cannot determine the impact of SFAS No. 146 on the Company's financial statements as it will be applied prospectively.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

In  January  2003,  the  FASB  issued  Interpretation  No.  46, Consolidation of
Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. Management is currently evaluating the impact of this Interpretation on the Company's financial statements.

Reclassifications

Certain reclassifications of 2000 and 2001 amounts have been made to conform to the 2002 presentation.


(2)     SHORT-TERM  INVESTMENTS

In  1999,  the  Company  wrote  down  its  investment in the common stock of ARV
Assisted Living, Inc. ("ARV") by $7.4 million as management concluded the decline in the fair market value of this investment was other than temporary. Details regarding the ARV investment, which is designated as available for sale, as of December 31, as follows (In thousands):


                           Gross
                         Unrealized    Fair
            Amortized      Gains      Market
               Cost       (losses)     Value
            ----------  ------------  -------
2002 . . .  $    1,512  $     1,247   $ 2,759
            ==========  ============  =======
2001 . . .  $    1,512  $      (136)  $ 1,376
            ==========  ============  =======
2000 . . .  $    1,512  $    (1,087)  $   425
            ==========  ============  =======


(3)     OTHER  RECEIVABLES

Other  receivables  consisted  of  the  following at December 31 (In thousands):


                                                             2002         2001
                                                          -----------  -----------

Working capital advances to third parties and affiliates  $     3,645  $     1,859
Notes receivable from buyer in sale of communities . . .            -        1,000
                                                          -----------  -----------
                                                          $     3,645  $     2,859
                                                          ===========  ===========

(4)     PROPERTY  AND  EQUIPMENT

Property  and  equipment consist of the following at December 31 (In thousands):



                                  2002      2001
                               ---------  ---------
 Land and improvements . . . .  $ 12,378  $ 13,779
 Buildings and improvements. .   112,085   120,827
 Furniture and equipment . . .    14,298    14,764
 Vehicles. . . . . . . . . . .     4,247     3,461
 Leasehold improvements. . . .     6,529     5,402
                                --------  --------
                                 149,537   158,233
 Less accumulated depreciation    30,335    27,167
                                --------  --------
                                 119,202   131,066
 Construction in progress. . .       381       134
                                --------  --------
                                $119,583  $131,200
                                ========  ========

(5)     NOTES  RECEIVABLE  FROM  AND  INVESTMENTS  IN  AFFILIATED  COMPANIES

During 1998, the Company sold its interest in a community located in Texas to a Baty-related entity. Pursuant to the purchase and sale agreement, the Company advanced funds to the Baty-related entity of $1.0 million, which was subsequently repaid in 1999, and $800,000, subject to promissory notes bearing interest at 9% and payable in 10 years and on demand, respectively. The $1.0 million note contained additional funding provisions whereby the Company funds 20% of the losses generated by the community up to $500,000, of which $500,000 was outstanding at December 31, 2002 and 2001 which also bears interest at 9% and payable in 10 years. In addition, the Company has advanced the Baty-related entity $450,000 under a repair note, bearing interest at 9% and due June 2008. At December 31, 2002, the Baty-related entity's obligations to the Company were $2.1 million.

In January 2000, the Company purchased a 30% equity interest in Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company. The Company has cash funding obligations of up to $1.8 million. As of December 31, 2002, the Company had no funding obligation and recognized its share of partnership gain of $98,000. At December 31, 2001, the Company had funded the entire $1.8 million and during 2001 recognized its share of partnership losses of $313,000, which is included in "Other, net".


(6)     RESTRICTED  DEPOSITS

Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REITs") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company.

(7)     LONG-TERM  DEBT

Long-term  debt  consists  of  the  following  at  December  31  (In thousands):




                                                                      2002             2001
                                                                ----------------  ---------------

Notes payable, principal and interest at LIBOR* plus 4.15%
with a floor of 6.5% (6.5% at December 31, 2002), payable
monthly, unpaid principal and interest due December 2006,
with an option to extend to September 2007) . . . . . . . . .  $         58,000  $              -

Notes payable, interest-only at 12% payable monthly plus
1.75% accrued interest, unpaid principal and 1.75 % accrued
interest due December 2007. . . . . . . . . . . . . . . . . .            16,020                 -

Note payable, interest-only at 12% with a 50 basis point
increase each anniversary, unpaid principal and interest due
March 2005. . . . . . . . . . . . . . . . . . . . . . . . . .             6,800                 -

Notes payable, interest-only at LIBOR* plus 3.25%,  payable
monthly, unpaid principal and interest due December 2001,
refinanced with long-term debt. . . . . . . . . . . . . . . .                 -            46,287

Notes payable, interest-only at LIBOR* plus 3.25%, payable
monthly, unpaid principal and interest due December 2001,
refinanced with long-term debt. . . . . . . . . . . . . . . .                 -            25,548

Notes payable, interest-only at LIBOR* plus 3.25% (5.4% at
December 31, 2001), payable monthly, unpaid principal and
interest due on demand. . . . . . . . . . . . . . . . . . . .                 -             1,747

Note payable, interest at 7.82%, payable monthly, unpaid
principal and interest due July 2004. . . . . . . . . . . . .                 -            12,130

Note payable, interest at 8.38%, payable monthly, unpaid
principal and interest due February 2003. . . . . . . . . . .                 -             5,719

Notes payable, principal & interest at LIBOR* plus 4.5% and
LIBOR plus 7.75%, payable monthly, unpaid principal and
interest due March 2006, see note 20 . . . . . . . . . . . . .            6,800             6,800

Notes payable, interest at 7.43%, payable monthly, unpaid
principal and interest due October 2009 . . . . . . . . . . .            24,640            25,075

Notes payable, interest at rates from 8.0% to 12%, payable
monthly, due through July 2009. . . . . . . . . . . . . . . .            11,231            12,286
                                                               ----------------  ----------------
Subtotal. . . . . . . . . . . . . . . . . . . . . . . . . . .  $        123,491          $135,593
Less current portion. . . . . . . . . . . . . . . . . . . . .             3,604             4,523
                                                               ----------------  ----------------
Long-term debt, less current portion. . . . . . . . . . . . .  $        119,887          $131,070
                                                               ================  ================


*     LIBOR  is  the  London  Interbank  Offering  Rate.

Substantially all long-term debt is secured by the Company's property and equipment.

During 2002, the Company refinanced approximately $71.8 million of outstanding debt as described below and wrote off $333,000 of related deferred financing costs. No additional refinancing or write-offs of deferred costs occurred during 2001 or 2000.

In February 2002, the Company reached an agreement with GE Healthcare Financial Services ("GE") to refinance three of the properties in the $71.8 million portfolio that previously were financed by Deutsche Bank AG and matured December 14, 2001. The new loan of $30.6 million was to mature February 2004 and provided for monthly principal payments of approximately $40,000 in addition to interest at LIBOR plus 4%. These terms have since been modified as it was included in the December 6, 2002, refinancing transaction, which is discussed below. This refinancing in turn satisfied the extension agreement dated May 31, 2001, with Deutsche Bank AG to extend the maturity date of the remaining debt of $46.3 million secured by seven properties in the original portfolio to May 31, 2003, provided that the Company paid to the lender a fee equal to 1% of the outstanding portfolio balance at May 31, 2002.

On December 6, 2002, the Company completed the refinancing of $77.8 million of existing mortgage debt related to 11 assisted living communities. The refinance included seven communities representing $39.3 million of mortgage debt maturing in May 2003 (the remaining balance owed to Deutsche Bank AG described above), three communities that were previously refinanced in March 2002 for $30.2 million maturing in March 2004, and a single community repurchased in August 2002 with existing debt of $8.3 million.

The refinance was facilitated by a four-year $58.0 million first mortgage which matures on December 5, 2006, provided by GE Healthcare Financial Services and $16.0 million of five-year subordinated financing which matures on December 5, 2007, provided by Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust. The GE debt is a LIBOR-based loan which has an initial interest rate of 6.5% with a 25-year amortization period and includes the opportunity for a nine-month extension option. The GE debt includes an earnout provision that allows the Company to draw an additional $7.0 million, based on operating performance of the communities, for use in paying down the subordinated HCPI debt. The HCPI debt provides for a current interest payment of 12.0% and an accrual of additional interest at 1.75% to be paid upon repayment of the principal.

As part of the refinancing agreement, the Company transferred all long-term assets and liabilities related to the above properties from four wholly-owned subsidiaries to Emeritus Realty Corporation. Emeritus Realty Corporation is a wholly-owned subsidiary of the Company and is included in the consolidated financial statements. Not withstanding consolidation for financial statement purposes, it is management's intention that Emeritus Realty Corporation be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of Emeritus Realty Corporation.

The Company recorded a gain of approximately $5.1 million in the quarter ended December 31, 2002, related to discounts it received upon the payoff of existing financing offset by certain costs related to the transaction. This refinancing extends the maturity for the entire $77.8 million for four years.

In January 2003, the Company reached an agreement with General Motors Acceptance Corporation ("GMAC") to extend a $6.8 million note set to mature February 1, 2003. The original $6.8 million note has been bifurcated into a $6.2 million Note A and a $560,000 Note B. The new notes of $6.8 million matures March, 1, 2006, and provides for monthly principal payments of approximately $22,000 in addition to interest at LIBOR plus 4.5% and LIBOR plus 7.75%, respectively. As a result of this refinancing, the Company has reclassified the long-term portion of $6.6 million principal balance to long-term debt from current portion of long-term debt in its December 31, 2002, financial statements.

Additionally, related to the GMAC extension, the original Seller note for $1 million was also extended. The original seller note principal balance for the year ended December 31, 2002, was $921,000 with a maturity of March 1, 2003. This amendment extends the principal maturity to March 1, 2006, and requires $12,500 monthly principal and interest payments, with interest accruing at 12%. The Company made a $200,000 principal paydown in February 2003. As a result, the Company has reclassified the long-term portion of $656,000 principal balance to long-term debt from current portion of long-term debt in its, December 31, 2002, financial statements.

Certain of the Company's indebtedness include restrictive provisions related to cash dividends, investments, and borrowings and require maintenance of specific operating ratios, and levels of working capital. As of December 31, 2002, the Company was in compliance with all such covenants except for one, in which the
Company  has  obtained  a  waiver  and  as  of  year  ended  December  31,  2002


Principal maturities of long-term debt at December 31, 2002, are as follows (In thousands):


2003 . . .  $  3,604
2004 . . .     3,585
2005 . . .    11,072
2006 . . .    13,119
2007 . . .    60,881
Thereafter    31,230
            --------
Total. . .  $123,491
            ========


(8)     CONVERTIBLE  DEBENTURES

The Company has $32.0 million of 6.25% convertible subordinated debentures (the "Debentures") that are due in 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company's common stock. Interest on the debenture is payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

The Debentures are subject to redemption, as a whole or in part, at a redemption price of 100% of the principal amount.

(9)     REDEEMABLE  PREFERRED  STOCK

The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. The Series A redeemable Preferred Stock is entitled to receive quarterly dividends payable in cash. The dividend rate is 9% of the stated value of $25,000,000. Dividends accumulate, whether or not declared or paid. If cash dividends are not paid quarterly, the dividend rate will increase to 11% ("arrearage rate") until the unpaid cash dividends have been fully paid. The preferred stock has a mandatory redemption date of October 24, 2004, at a price equal to $1,000 per share, plus any accrued but unpaid dividends. Each share of preferred stock may be converted, at the option of the holder, into 55 shares of common stock, at the trading price at the time of conversion. The preferred stock is also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would contain the same conversion rights, restrictions and other terms as the preferred stock. For each of the years ended December 31, 2002 and 2001, the Company accumulated dividends aggregating $2.75 million at the arrearage dividend rate of 11%, for a total of $5.5 million.

At December 31, 2002, the Company has accrued excess dividends of $1.25 million to its Series A preferred shareholders related to non-payment of the cash portion of their dividends. Since the Company was unable to pay these dividends for more than six consecutive quarters, the Series A shareholders became entitled to elect one additional director to their board of directors at each annual shareholders' meeting until such time the Company has paid the accrued dividends. The Series A shareholders have opted not to elect an additional director. In addition, because the Company has been unable to pay dividends to their Series A shareholders for more than six consecutive quarters, beginning in 2002, the Series A dividends were calculated on a compounded cumulative basis, retroactively. The retroactive adjustment of Series A dividends for 2000 and 2001 were $19,000 and $275,000, respectively, which were recognized in 2002. The cumulative compounding for 2002 was an additional $622,000.

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

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following at December 31, (In thousands):


                                                                2002        2001
                                                             ---------   ---------
Gross deferred tax liabilities-depreciation and amortization.  $(1,880)  $(1,801)
Gross deferred tax assets:
     Net operating loss carryforwards . . . . . . . . . . . .   29,433    29,914
     Deferred gains on sale/leaseback . . . . . . . . . . . .    7,621     6,086
     Impairment of investment securities. . . . . . . . . . .    2,411     2,411
     Unearned rental income . . . . . . . . . . . . . . . . .    1,066       562
     Vacation accrual . . . . . . . . . . . . . . . . . . . .      481       452
     Health insurance accrual . . . . . . . . . . . . . . . .      723       502
     Insurance accrual. . . . . . . . . . . . . . . . . . . .      746       491
     Incentive Compensation accrual . . . . . . . . . . . . .      270       312
     Deferred Lease Payments. . . . . . . . . . . . . . . . .      665       586
     Other .. . . . . . . . . . . . . . . . . . . . . . . . .       55       656
                                                               --------  --------
          Gross deferred tax assets . . . . . . . . . . . . .   43,471    41,972
Less valuation allowance. . . . . . . . . . . . . . . . . . .   41,591    40,171
                                                               --------  --------
Deferred tax assets, net. . . . . . . . . . . . . . . . . . .    1,880     1,801
                                                               --------  --------
          Net deferred tax assets . . . . . . . . . . . . . .  $     -   $     -
                                                               ========  ========


The increase in the valuation allowance was $1.4 million, $1.6 million, and $4.8 million for 2002, 2001, and 2000, respectively. The increases were primarily due to the amount of net operating loss carryforwards and deferred gains, for which management does not believe that it is more likely than not that realization is assured.

For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 2002, available to offset future federal taxable income, if any, of approximately $86.6 million expiring beginning in 2005.


(11)      SHAREHOLDERS'  DEFICIT

The Company's board of directors authorized a stock repurchase program to acquire up to aggregate 1,000,000 shares of the Company's common stock. In March 2000, the stock repurchase plan was discontinued. At December 31, 2000, the Company had acquired a total of 941,100 shares of its common stock at a cumulative cost of $8.3 million.
Preferred  Stock

In December 1999, the Company entered an agreement to sell 40,000 shares of its Series B preferred stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of

$1,000 per share. On December 30, 1999, the Company completed the sale of 30,000 shares of Series B Stock, and agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. Each share of Series B Stock has voting authority, and is convertible into the number of shares of common stock equal to the stated value of $1,000 divided by an initial conversion price of $7.22, to be adjusted for any anti-dilutive transactions. The net proceeds to be received by the Company from the sale of all 40,000 shares of the Series B Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that the Company's use of the proceeds would be subject to Saratoga's approval after June 2000 if a substantial portion had not been used for the acquisition of specified properties. Under a letter agreement dated May 15, 2000, the agreements with Saratoga were modified to (i) cancel the sale of the remaining 10,000 shares of Series B Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares, and (iii) provide that the Company would issue to Saratoga a seven-year warrant ("the Warrant") to purchase one million shares of Common Stock at an exercise price of $4.30 per share or, in the alternative, make a specified cash payment to Saratoga. On August 31, 2000, the Warrant was issued to Saratoga.

The Series B Stock is entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Stock. From issuance to January 1, 2004, the dividend rate will be 6% of the stated value of $1,000, of which 2% is payable in cash and 4% is payable in Series B Stock at the rate of one share of Series B Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate will be 7% of which 3% is payable in cash and 4% is payable in Series B Stock. Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the cash dividend rate will increase to 7% ("arrearage rate"), until the unpaid cash dividends have been fully paid or until January 1, 2007, whichever first occurs. Beginning January 10, 2003, the Company can redeem all of the Series B Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days. In 2000, the Company accrued $1.3 million in cash dividends, including one quarter at the higher arrearage rate, and $1.2 million equivalent to 1,224 shares of Series B Stock as in-kind dividends, of which $302,000 were paid and 609 shares were issued in 2000. In 2001, the Company accrued $2.4 million in cash dividends at the higher arrearage rate, and $1.3 million equivalent to 1,266 shares of Series B Stock as in-kind dividends, none of which were paid or issued in 2001. In 2002, the Company accrued $2.4 million in cash dividends at the higher arrearage rate, and $1.3 million equivalent to 1,317 shares of Series B Stock as in-kind dividends. In the third quarter of 2002, the Company issued 2,533 shares of Series B Stock for the in-kind dividends accrued from 2000, 2001, and the first two quarters of 2002. In the fourth quarter of 2002, another 331 shares of Series B Stock was issued for the third quarter accrual. Accordingly, the Company had a cumulative commitment to issue 334 shares, 1,881 shares, and 615 shares of Series B Stock at December 31, 2002, 2001, and 2000 respectively.

At December 31, 2002, the Company had accrued additional dividends of $3.6 million as a result of the arrearage rate, which is included in the total of $5.7 million of cash dividends on Series B Stock that the Company has accrued. Since the Company has failed to pay these dividends for more than six consecutive quarters, the Series B shareholders are entitled to elect one additional director to the Board of Directors at each annual shareholders' meeting until such time the Company has paid the accrued dividends. The Series B shareholders have opted not to elect an additional director.

1995  Stock  Incentive  Plan

The Company has a 1995 stock incentive plan ("1995 Plan") which combines the features of an incentive and non-qualified stock option plan, stock appreciation rights, and a stock award plan (including restricted stock). The 1995 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

The Company has authorized 2,400,000 shares of common stock to be reserved for grants under the 1995 Plan of which 673,316 were available for future awards at December 31, 2002. Options generally vest between three-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

In May 2001, the Company announced an offer to exchange options under the 1995 Plan held by current employees, including executive officers, for new options to be granted under the 1995 Plan and new option letter agreements. Under the offer, employees were required to tender all or none of their options in exchange for new options subject to the same number of shares of common stock as the options tendered for exchange. Approximately 99% of outstanding options were exchanged. The new options were granted on December 10, 2001, which was the first business day that was at least six months and one day after the date tendered options were accepted for exchange. The new options have an exercise price of $2.11 and will fully vest 2 1/2 years from the date the new options are granted under the following schedule: 33 1/3 percent will vest six months after the date of grant; 33 1/3 percent will vest 18 months after the date of grant; and 33 1/3 percent will vest 30 months after the date of grant. In all other respects, the terms of the new options were the same as the terms of the options tendered for exchange.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001, and 2000: dividend yield of 0.0% for all periods; expected volatility of 90.4% to 93.3% for 2002, 80.7% to 82.1% for 2001, and 48.0% to 49.6% for 2000, and; risk-free interest rates of 2.9% to 4.3% for 2002, 4.12% to 4.39% for 2001, and 6.06% to 6.69% for 2000; and an expected option term of 4 years, giving effect to the option repricing.

A  summary  of  the  activity  in  the  Company's  stock  option  plans follows:

                                                 2002                     2001                      2000
                                        ----------------------   ------------------------  ------------------------
                                                        Weighted-                 Weighted-                 Weighted-
                                                         Average                   Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                            Shares        Price        Shares       Price        Shares       Price
                                         ------------  -----------  ------------  -----------  -----------  -----------
 Outstanding at beginning of year . . .    1,192,552   $      2.39    1,321,707   $      9.13   1,761,601   $      6.82
 Granted. . . . . . . . . . . . . . . .      601,000   $      2.94    1,144,083   $      2.11      16,000   $      3.12
 Exercised. . . . . . . . . . . . . . .       (7,501)  $      2.11            -   $         -           -   $         -
 Canceled . . . . . . . . . . . . . . .      (71,718)  $      2.96   (1,273,238)  $      9.13    (455,894)  $      9.28
                                         ------------  -----------  ------------  -----------  -----------  -----------
 Outstanding at end of year . . . . . .    1,714,333   $      2.56    1,192,552   $      2.39   1,321,707   $      9.13
 Options exercisable at year-end. . . .      420,110   $      2.82       49,869   $      9.21     817,414   $      9.50
 Weighted-average fair value of options
 granted during the year. . . . . . . .                $      1.99                $      1.31               $      1.24


The  following  is  a summary of stock options outstanding at December 31, 2002:

                                    Options Outstanding            Options Exercisable
                         --------------------------------------- ----------------------
                                          Weighted-
                                           Average     Weighted-               Weighted-
                                         Remaining      Average                 Average
       Range of               Number     Contractual    Exercise     Number     Exercise
     Exercise Prices       Outstanding     Life          Price    Exercisable    Price
------------------------   -----------  ------------  ----------  ---------  ----------

1.60. . .     -  $  2.11    1,113,083          8.95  $     2.10    376,027  $     2.10
2.56. . .     -  $  4.06      570,500          9.06  $     2.92     13,333  $     2.94
6.50. . .     -  $  7.25        5,750          6.98  $     6.60      5,750  $     6.60
9.63. . .     -  $  9.81        1,500          5.89  $     9.75      1,500  $     9.75
10.25 . .     -  $ 15.25       23,500          4.87  $    13.01     23,500  $    13.01
                           -----------  ------------  ----------  ---------  ----------
                            1,714,333          8.92  $     2.56    420,110  $     2.82
                           ==========    ===========  ==========  =========  ==========


Employee  Stock  Purchase  Plan

In July 1998, the Company adopted an Employee Stock Purchase Plan (the Plan) to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 400,000 shares are available for purchase under the Plan. Periodically, participant account balances are used to purchase shares of stock on the open market at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases or 15% of eligible compensation. The Employee Stock Purchase Plan expires in May 2008. Through December 31, 2002, employees have purchased an aggregate of 192,871 common shares through the Employee Stock Purchase Plan.


(12)  COMPREHENSIVE  INCOME  (LOSS)

Comprehensive  income  (loss)  consists  of  the  following  for the years ended
December  31,  2002,  2001,  and  2000,  respectively  (In  thousands):


                                                     2002            2001            2000
                                                --------------  --------------  --------------
Net loss to common shareholders. . . . . . . .  $     (13,566)  $     (10,602)  $     (27,263)
Other comprehensive income:
     Foreign currency translation adjustments.              -               -               1
     Unrealized holding gains (losses)
          on investment securities . . . . . .          1,383             951            (708)
                                                --------------  --------------  --------------
Comprehensive loss . . . . . . . . . . . . . .  $     (12,183)  $      (9,651)  $     (27,970)
                                                ==============  ==============  ==============



(13)      FINANCIAL  INSTRUMENTS

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock, and long-term debt. The fair value of the Company's financial instruments, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following: long-term debt had an estimated fair value, based on the Company's incremental borrowing rate, of $119.4 million versus a carrying value of $123.5 million; and the convertible debentures that had an estimated fair value, based on the Company's incremental borrowing rate, of $31.9 million versus a book value of $32.0 million at December 31, 2002.

(14)      RELATED-PARTY  MANAGEMENT  AGREEMENTS

During 1995, the Company's two most senior executive officers, its Chief Executive Officer, and its then President, who is now its Chief Financial Officer, formed a New York general partnership (the "Partnership") to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities. The Partnership operates ten leased communities in New York. The Company has agreements with the Partnership and the partners under which all of the Partnership's profits have been assigned to the Company and the Company has indemnified the partners against losses. As the Company has unilateral and perpetual control over the Partnership's assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

The Company has management agreements with a number of entities owned or controlled by Baty relating to 30 communities. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues. Management fee revenue earned under these agreements was approximately $4.3 million, $2.4 million, and $1.7 million in 2002, 2001, and 2000, respectively.

In 1998, the Company and XL Management Company L.L.C., ("XL Management"), an affiliate of Holiday Retirement Corp., an owner and operator of independent living communities, entered into four management agreements whereby XL Management was to provide management services relating to four of the Company's newly developed assisted living communities located in Texas. The agreements had initial terms of two years and six months with management fees based upon 6% of gross revenues payable monthly. XL Management ceased management of these buildings during 2000. Total fees in 2000 amounted to $150,000. The Company's Chairman and Chief Executive Officer and a former member of the Company's board of directors are principal shareholders and officers of Holiday.

                                       F-27
(15)     LEASES

At December 31, 2002, the Company leases office space and 67 assisted living communities. The office lease expires in 2006 and contains two five-year renewal options. The community leases expire from 2004 to 2017 and contain various extension options, ranging from five to ten years.

Minimum lease payments under noncancelable operating leases at December 31, 2002, are as follows (In thousands):




2003 . . .  $ 27,568
2004 . . .    27,780
2005 . . .    27,992
2006 . . .    27,635
2007 . . .    25,968
Thereafter   152,795
            --------
Total. . .  $289,738
            ========

Facility lease expense under noncancelable operating leases was approximately $29.9 million, $27.1 million, and $24.3 million for 2002, 2001, and 2000, respectively. A number of operating leases provide for additional lease payments after 24 months computed at 5% of additional revenues of the community. In 2002, additional facility lease expense under these provisions was approximately $ 3.1 million. Additional lease payment after 13 months computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold are related to the 24 community lease acquisition (discussed in Note
16).


(16)     SALES  AND  ACQUISITIONS,  INCLUDING CERTAIN RELATED-PARTY TRANSACTIONS

In two separate transactions during the fall of 1998 and the spring of 1999, the Company arranged for two investor groups to purchase an aggregate of 41 of our operating communities and five communities under development for a total purchase price of approximately $292.2 million. Of the 46 communities involved, 43 had been, or were proposed to be leased to the Company by Meditrust Company LLC under sale/leaseback financing arrangements, and three had been owned by the Company. The first purchase, consisting of 25 communities, subsequently referred to as the Emeritrust I communities, was completed in December 1998 and the second purchase, consisting of 21 communities, 16 of which are subsequently referred to as the Emeritrust II Operating communities and five of which are subsequently referred to as the Emeritrust II Development communities, was completed in March 1999.

Of the $168.0 million purchase price for the Emeritrust I communities, $138.0 million was financed through a three-year first mortgage loan with an independent party and $30.0 million was financed through subordinated debt and equity investments from the investor group, which includes Daniel R. Baty, the Company's Chief Executive Officer, who is also a director and a principal shareholder. Of the $124.2 million purchase price for the Emeritrust II Operating communities and Emeritrust II Development communities, approximately $99.6 million was financed through three-year first mortgage loans with independent third parties and $24.6 million was financed through subordinated debt and equity investments from the investor group, which includes Mr. Baty.

The investor groups retained the Company to manage all of the communities through December 31, 2001, and granted the Company options to purchase the communities during 2001. During 2000, the Emeritrust I communities failed to comply with covenants under the $138 million mortgage loan and in 2001 it became clear that the Company would not be able to purchase the communities under the options. As a result, the mortgage loans were restructured and the management agreements and options to purchase were extended to June 30, 2003 (to December 31, 2003 in the case of the five Emeritrust II Development communities). The discussion below reflects the terms of these arrangements as modified. From January 1, 2002, through June 30, 2003, the Company will receive for the Emeritrust I communities a base management fee of 3% of gross revenues generated by the communities and an additional management fee of 4%, payable out of 50% of cash flow. The availability of operating cash flow to pay management fees is subject to first meeting mandatory owner distribution requirements, which include repayment of fees and expenses related to restructuring the mortgage loan and subsequent extension in September 2002. For the Emeritrust II Operating communities and the Emeritrust II Development communities, the Company has received and continue to receive a base management fee of 5% of gross revenues and an additional management fee of 2%, payable to the extent that the communities meet certain cash flow standards. Prior to January 1, 2002, the management fees for the Emeritrust I communities were computed in this fashion. Under the management agreements, the Company is obligated to reimburse the investor groups for cumulative cash operating losses greater than $4.5 million in the case of the Emeritrust I communities and $2.5 million in the case of the Emeritrust II Development communities. Since these thresholds have been exceeded, the Company is currently responsible for most cash operating losses generated by these communities if they occur. There is no such funding arrangement with respect to the Emeritrust II Operating communities. The Company's funding obligations for the Emeritrust I communities have been $184,000, $1.3 million, and $4.9 million for 2002, 2001 and 2000, respectively. The Company's funding obligations for the Emeritrust II Development communities have been $137,000, $310,000 and $1.6 million in 2002, 2001, and 2000, respectively.

Although the amounts of the Company's funding obligation each year include management fees earned by the Company under the management agreements, the Company does not recognize these management fees as revenue in its financial statements to the extent that the Company is funding the cash operating losses that include them. Correspondingly, the Company recognizes the funding obligation under the agreement, less the applicable management fees, as an expense in its financial statements under the category "Other, net." Conversely, if the applicable management fees exceed the Company's funding obligation, the Company recognizes the management fees less the funding obligation as management fee revenue in its consolidated financial statements. Management fees earned for the Emeritrust I communities have been $2.0 million, $4.0 million, and $2.1 million in 2002, 2001, and 2000, respectively, of which $1.8 million, $2.8 million, and zero, have been recognized in 2002, 2001, and 2000, respectively. Management fees earned for the Emeritrust II Development communities have been $764,000, $766,000, and $360,000, of which $699,000,
$673,000,  and  $174,000  have  been  recognized  in  2002,  2001,  and  2000, respectively. Management fees earned for the Emeritrust II Operating communities have been $1.9 million earned and recognized in each of the years, 2002, 2001, and 2000.

                                       F29

The Company has an option to purchase 43 of the 46 Emeritrust communities and a right of first refusal with respect to the remaining three communities, both of which expire June 30, 2003 for the Emeritrust Operating communities and December 31, 2003, for the Emeritrust Development communities. The option must be exercised with respect to all communities or may not be exercised at all. If investor groups require Mr. Baty to purchase certain of the communities, upon the conditions described below, we have the right to exercise our option within 60 days of receiving notice of this action. The option price for the 43 Emeritrust communities is equal to the original cost of the communities of approximately $292 million, plus an amount that would provide the investor groups with an 18% rate of return, compounded annually, on their original investment of $54.6 million (less any cash distributions received). In connection with the exercise of the option, we are also obligated to pay certain costs and fees. Based upon current market conditions and valuations, we believe the option purchase price for these facilities exceeds their current fair market value.

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

The management agreements and related options to purchase these communities expire June 30, 2003, (except that management agreements with respect to five communities would continue until December 31, 2003). Because the Company is not in a position to exercise the options to acquire the communities prior to expiration, the Company is currently in discussions with the owners of the communities and their lenders to extend the management agreements and related options. While the Company believes that these arrangements will be extended, the Company cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If the Company is unsuccessful, the Company could lose the management fee revenue from these communities and future rights with respect to them.

In January 2002, the Company entered into management and accounting services agreements with Regent Assisted Living, Inc. of Portland, Oregon, to manage or provide administrative services to 18 of their communities. The agreements provide for the Company to receive a fixed-base management/service fee with some agreements having provisions for incentive fees based upon improved community performance. In February 2002, two of the communities were sold to a Baty-related entity; the Company has continued to manage these communities under agreements providing for 5% of gross revenues. In March 2002, the Company began managing one additional Regent community. In April 2002, one community that the Company had been managing for Regent was sold and our management agreement terminated. In September 2002, the Company purchased one community it had been managing, as discussed below. In October 2002, one community the Company had been managing was sold and the management agreement terminated. Management fees recognized from managing the Regent communities were approximately $1.5 million for the year ended December 31, 2002.

In March 2002, the Company entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which Emeritus previously held an ownership interest in and two of which it previously leased from another lessor. A Baty-related entity held a 50% economic interest in one of the communities in which the Company had an interest. Preceding the HC REIT transaction, Emeritus purchased the Baty-related entity's economic interest for its investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. The other community in which the Company had an interest was 50% owned by an outside investor. Also preceding the HC REIT transaction, the Company purchased the remaining 50% interest in this community for $2.65 million. Subsequent to the two purchase transactions, Emeritus entered into a master lease arrangement for all four communities and recognized a net loss of approximately $530,000, which is recorded in "Other, net" in the consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, the Company has a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0 million, that will both be amortized over the lease period of 15 years.

On April 1, 2002, in conjunction with the HC REIT master lease, the Company received $6.7 million in proceeds from a $6.8 million debt issuance under a separate loan agreement with HC REIT. The loan agreement requires interest-only payments and bears interest at 12% per annum with fixed annual increases of 50 basis points for a term of 36 months.

In April 2002, the Company entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities for the assumption of the mortgage debt relating to the owned community and the lease obligations relating to the leased communities. The eight communities, comprising 617 units in Louisiana and Texas, had been previously operated by Horizon Bay Management L.L.C. In May 2002, the Company assigned its rights under these agreements to Baty-owned entities and entered into five-year management agreements expiring April 30, 2007, with the Baty entities providing for a management fee of 5% of gross revenue. As a part of these agreements, the Company has the right to reacquire the one community and seven leased communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying the Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the original agreements of acquisition with the Baty entities, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the closing. Under the management agreements with the Baty entities, the Company has agreed to fund any operating losses in excess of these limits over the five-year management term. In late 2002, the Baty entities and Horizon Bay altered their agreement relating to operating losses whereby (i) Horizon Bay paid the Baty entities $2 million and (ii) the Baty entities waived any further funding by Horizon of operating losses of the communities. This alteration did not change the Company's funding commitment.

In July of 2002, the Company terminated the operating lease on an 88-unit building in Bedford, Virginia, and entered into a management agreement for that facility for a period equal to the remainder of the lease term.

In August of 2002, the Company terminated the management agreement with a Baty-related entity for a 214-unit facility in Cincinnati, Ohio. In the same month, the Company exercised the purchase option to acquire a 108-unit facility in Auburn, Massachusetts, from Hanseatic Corporation. The cost to exercise the option was approximately $10.4 million, which consisted of the option price of $10.2 million and approximately $200,000 in transaction costs. The Company financed the transaction using $8.3 million in debt financing provided by GE Healthcare Financial Services and approximately $2.1 million in cash. The debt financing bears interest at LIBOR plus 3.85%, with a floor of 6.5%, and is secured by the mortgage and the assignment of leases.

In September of 2002, the Company purchased the leasehold interest in a 111-unit facility located in San Antonio, Texas, from Regent Assisted Living. Regent had a cash security deposit on this property of approximately $742,000, which was replaced with a letter of credit from the Company. The Company also paid
$408,000 in additional consideration to purchase RAL's leasehold interest. Total cash paid was approximately $1.2 million after transaction costs. Healthcare Property Investors provided 5-year debt financing of $800,000, with interest-only payments at an effective rate of 15% per annum.

In October of 2002, the Company purchased $2.9 million of mezzanine debt secured by interests in three communities leased by the Company; interest receivable on the debt will partially offset lease payments as the Company's lease payments are used to pay interest on the debt. Also in October of 2002, the Company began managing a 72-unit assisted living and dementia care community in Austin, Texas owned by a Baty-related entity. The management agreement is effective until terminated by either party on specified written notice and provides for a fee of 5% of revenue or $5,000 per month, whichever is greater.

On October 1, 2002, the Company entered into a lease agreement with Fretus Investors LLC ("Fretus"), for 24 assisted living communities (the "Properties") in six states containing an aggregate of approximately 1,650 units. Fretus acquired the Properties from Marriott Senior Living Services, a subsidiary of Marriott International. Fretus is a private investment joint venture between Fremont Realty Capital ("Fremont"), which holds a 65% stake, and an entity controlled by Baty and in which he holds an indirect 36% interest, which holds a 35% minority stake. Mr. Baty is also guarantor of a portion of the debt and the Baty-related entity is the administrative member of Fretus. Fretus, in turn, leased the Properties to the Company. The Company has no obligation with respect to the properties other than its responsibilities under the lease, which includes the option to purchase solely at the discretion of the Company.

The Fretus lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for the Company to acquire the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee to Emeritus. The lease is a net lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $24.8 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rental is approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold, commencing with the thirteenth month of the lease. Total rent expense as of December 31, 2002, was approximately $1.5 million. The Properties in this acquisition are all purpose-built assisted living communities in which the Company plans to offer both assisted and memory loss services in selected communities.

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisition of the Properties had been consummated as of the beginning of both of the periods presented, after including the impact of certain adjustments such as amortization of acquisition costs, elimination of management fees, lease costs and income tax effects.


                                               (In thousands)
                                           Year ended December 31,
                                           ------------------------
                                              2002           2001
                                           ---------      ---------
                                                  (unaudited)
Net revenues. . . . . . . . . . . . . . .  $184,115       $180,873

Net loss. . . . . . . . . . . . . . . . .    (9,694)        (3,211)
Preferred dividends . . . . . . . . . . .     7,343          6,368
                                           ---------      ---------
Net loss to common shareholders . . . . .  $(17,037)      $ (9,579)
                                           =========      =========

Loss per common share - basic and diluted  $  (1.67)      $  (0.94)
                                           =========      =========

Weighted average number of common shares
      outstanding - basic and diluted . .    10,207         10,162
                                           =========      =========


These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of both of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect all of the synergies, additional revenue-generating services or reductions in direct community operating expenses that might be achieved from combined operations.

(17)     COMMITMENTS  AND  CONTINGENCIES

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



(18)     LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $26.7 million, although $2.9 million represents deferred revenue and $13.5 million of preferred dividends is due only if declared by the Company's board of directors. In 2001 and 2002 the Company reported positive net cash from operating activities in its consolidated statements of cash flows. At times in the past, however, the Company has been dependent upon third party financing or disposition of assets to fund operations and the Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2002, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 16 owned assisted living properties and 64 operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.

Management believes that the Company will be able to sustain positive operating cash flow at least through 2003 and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

(19)     QUARTERLY  RESULTS  (UNAUDITED)

                                             (In thousands, except per share data)
                                                Q1        Q2        Q3        Q4
                                             --------  --------  --------  --------
2002
--------
Total Operating revenue . . . . . . . . . .  $36,146   $34,015   $36,037   $46,931
Income (loss) from operations . . . . . . .    2,082    (1,021)      243      (307)
Other income and expense. . . . . . . . . .   (3,384)   (2,913)   (2,945)    2,022
Net loss. . . . . . . . . . . . . . . . . .   (1,302)   (3,934)   (2,702)    1,715
Preferred dividends . . . . . . . . . . . .    1,997     1,732     1,777     1,837
Net loss to common shareholders . . . . . .  $(3,299)  $(5,666)  $(4,479)  $  (122)
Loss per common share -- basic and diluted:  $ (0.32)  $ (0.56)  $ (0.44)  $ (0.01)


                                                Q1        Q2        Q3        Q4
                                             --------  --------  --------  --------
2001
--------
Total Operating revenue . . . . . . . . . .  $34,781   $35,177   $34,964   $35,655
Income (loss) from operations . . . . . . .    1,320     1,904     1,027     3,250
Net loss. . . . . . . . . . . . . . . . . .   (2,117)   (1,422)     (846)      151
Preferred dividends . . . . . . . . . . . .    1,611     1,620     1,565     1,572
Net loss to common shareholders . . . . . .  $(3,728)  $(3,042)  $(2,411)  $(1,421)
Loss per common share -- basic and diluted.  $ (0.37)  $ (0.30)  $ (0.24)  $ (0.14)


The sum of quarterly per share data may not equal the per share total reported for the year.



(20)     SUBSEQUENT  EVENTS

In January 2003, the Company reached an agreement with GMAC to extend a $6.8 million note set to mature February 1, 2003. The original $6.8 million note has been bifurcated into a $6.2 million Note A and a $560,000 Note B. The new notes of $6.8 million matures March 1, 2006, and provides for monthly principal payments of approximately $22,000 in addition to interest at LIBOR plus 4.5% and LIBOR plus 7.75%, respectively. As a result of this refinancing, the Company has reclassified the long-term portion of $6.6 million principal balance to long-term debt from current portion of long-term debt in its December 31, 2002, consolidated financial statements.

Additionally, related to the GMAC extension, the original Seller note for $1 million was also extended. The original Seller note principal balance for the year ended December 31, 2002, was $921,000 with a maturity of March 1, 2003. This amendment extends the principal maturity to March 1, 2006, and requires $12,500 monthly principal and interest payments, with interest accruing at 12%. Additionally, the Company has also made a $200,000 principal paydown in February 2003. As a result, the Company has reclassified the long-term portion of $656,000 principal balance to long-term debt from current portion of long-term debt in its, December 31, 2002, consolidated financial statements.

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE

The  Board  of  Directors  and  Shareholders
Emeritus  Corporation:

     Under date of March 14, 2003, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2002 in the Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG  LLP

Seattle,  Washington
March  14,  2003


                                             Schedule II
                                        Emeritus Corporation
                                  Valuation and Qualifying Accounts
                            Years Ended December 31, 2002, 2001, and 2000
                                           (In thousands)


Column A                                        Column B     Column C        Column D      Column E
---------------------------------------------  ----------  -------------  ---------------  ---------
                                                Balance       Charged
                                                   at           to                         Balance
                                               Beginning    Other Costs                     at End
                                                of Year    and Expenses   Deductions (1)    of Year
                                               ----------  -------------  ---------------  ---------
Description
-----------
Year ended December 31, 2002:
     Valuation accounts deducted from assets:
          Allowance for doubtful receivables.  $      398  $         346  $           417  $     327
                                               ==========  =============  ===============  =========




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

_____________
(1) Represents amounts written off