Form 10-Q
period 2003-03-31
EMERITUS CORP\WA\
filed 2003-05-09
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                 For the quarterly period ended March 31, 2003.

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

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  [  ]  Yes   [X]  No

As of April 30, 2003, there were 10,247,226 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                      EMERITUS CORPORATION

                                              INDEX

                                 Part I.  Financial Information
                                                                                        Page No.
                                                                                        --------
Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

         Condensed Consolidated Balance Sheets as of March 31, 2003, and
         December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         2

         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 2003 and 2002 . . . . . . . .. .. . .  . . . . .         3

         Condensed Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .          4

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations . . . .. . . . . . . . . . . . .. . . . .. .  . . . . . . . .  .       12


Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk . . . .  . . .      22


Item 4.  Controls  and  Procedures  . . . . . . . . . . . .. . . . .. .  . . . . . . . .      22



                                 Part II.  Other Information

Note:     Items 1 through 4 of Part II are omitted because they are not applicable.

Item  5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23


Item  6.  Exhibits  and  Reports  on  Form  8-K  . . . . . .  . . . .  . . . .  . . . .  . .  23


          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

          Certifications . . . . . . . . . . . . . . . . . . . . . . . . . .. . .  . . . .    27


                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

               [The rest of this page is intentionally left blank]


                                                EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (unaudited)
                                          (In thousands, except share data)
                                                       ASSETS



                                                                                        March 31,      December 31,
                                                                                           2003            2002
                                                                                      --------------  --------------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,954   $       6,960
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,903           2,759
 Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,612           1,662
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,189           3,645
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . .          5,195           5,217
                                                                                      --------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,853          20,243
                                                                                      --------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        119,173         119,583
Property held for development. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,254           1,254
Notes receivable from and investments in affiliates. . . . . . . . . . . . . . . . .          6,453           6,358
Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,555           5,555
Lease acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,082           6,081
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,030           3,759
                                                                                      --------------  --------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     161,400   $     162,833
                                                                                      ==============  ==============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .  $       3,404   $       3,604
 Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,145           3,108
 Accrued employee compensation and benefits. . . . . . . . . . . . . . . . . . . . .          5,526           5,355
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,320           1,737
 Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,387           2,463
 Accrued dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . .          14,989          13,457
 Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,501           9,080
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,915           2,884
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,580           5,040
                                                                                      --------------  --------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,767          46,728
                                                                                      --------------  --------------
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . .        119,825         119,887
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,000          32,000
Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . . .         20,233          20,324
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,516           2,508
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            502             894
                                                                                      --------------  --------------
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        222,843         222,341
                                                                                      --------------  --------------
Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            358             558
Redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    33,473 and 30,609 at March 31, 2003, and December 31, 2002, respectively . . . .              -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and
    outstanding 10,247,226 shares at March 31, 2003, and December 31, 2002 . . . . .              1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,328          68,944
Accumulated other comprehensive gain  . . . . . . . . . . . . . . . . . . . . . . . .         1,391           1,247
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (157,521)       (155,258)
                                                                                      --------------  --------------
 Total shareholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (86,801)        (85,066)
                                                                                      --------------  --------------
 Total liabilities and shareholders' deficit . . . . . . . . . . . . . . . . . . . .  $     161,400   $     162,833
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


                               EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                 Three Months Ended
                                                     March  31,
                                           ----------------------------
                                                2003           2002
                                            -------------  -------------
Revenues:
  Community revenue. . . . . . . . . . . .  $     43,087   $     32,121
  Other service fees . . . . . . . . . . .           993          1,000
  Management fees. . . . . . . . . . . . .         3,097          3,025
                                            -------------  -------------
          Total operating revenues . . . .        47,177         36,146
                                            -------------  -------------

Expenses:
  Community operations . . . . . . . . . .        28,646         20,562
  General and administrative . . . . . . .         5,404          4,923
  Depreciation and amortization. . . . . .         1,846          1,851
  Facility lease expense . . . . . . . . .         8,604          6,728
                                            -------------  -------------
          Total operating expenses . . . .        44,500         34,064
                                            -------------  -------------
          Income from operations.. . . . .         2,677          2,082

Other income (expense):
  Interest income. . . . . . . . . . . . .           156            109
  Interest expense . . . . . . . . . . . .        (3,274)        (2,926)
  Other, net . . . . . . . . . . . . . . .            48           (567)
                                            -------------  -------------
          Net other expense  . . . . . . .        (3,070)        (3,384)
                                            -------------  -------------

          Net loss . . . . . . . . . . . .          (393)        (1,302)

Preferred stock dividends. . . . . . . . .         1,870          1,997
                                            -------------  -------------
          Net loss to common shareholders.  $     (2,263)  $     (3,299)
                                            =============  =============


Loss per common share - basic and diluted.  $      (0.22)  $      (0.32)
                                            =============  =============

Weighted average number of common shares
    outstanding - basic and diluted. . . .        10,247         10,196
                                            =============  =============


      See accompanying Notes to Condensed Consolidated Financial Statements
                     and Management's Discussion and Analysis
                    of Financial Condition and Results of Operations
                                        3


                                                      EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (unaudited)
                                                         (In thousands)

                                                                                                Three Months Ended March 31,
                                                                                           ------------------------------------
                                                                                                 2003               2002
                                                                                           -----------------  -----------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           (393)  $         (1,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                50                 78
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,846              1,851
    Amortization of deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (99)               (61)
    Loss on sale of properties . . . . .  . . . . . . . . . . . . . . . . . . . . . . . .                 -                530
    Write off of deferred gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                 14
    Changes in operating assets and liabilities . . . . . . . . . . . . . . . . . . . . .            (1,176)            (1,864)
                                                                                           -----------------  -----------------
          Net cash provided by (used in) operating activities . . . . . . . . . . . . . .               228               (754)
                                                                                           -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .              (484)               (81)
  Purchase of minority partner interest . . . . . . . . . . . . . . . . . . . . . . . . .                 -             (3,070)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . . . . . . .                 -             25,010
  Management and lease acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . .              (189)            (1,044)
  Advances to affiliates and other managed communities.  . . . .  . . . . . . . . . . . .               (43)              (650)
  Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (14)              (110)
  Distributions to minority partners. . . . . . . . . . . . . . . . . . . . . . . . . . .              (299)                 -
                                                                                           -----------------  -----------------
          Net cash provided by (used in) investing activities . . . . . . . . . . . . . .            (1,029)            20,055
                                                                                           -----------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase plan. . . . . . . . . . . . .                46                  7
  Decrease in Restricted deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                668
  Repayment of short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .              (960)                 -
  Debt issue and other financing costs. . . . . . . . . . . . . . . . . . . . . . . . . .              (232)              (946)
  Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .                 -             30,609
  Repayment of long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .               (59)           (50,789)
                                                                                           -----------------  -----------------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . .            (1,205)           (20,451)
                                                                                           -----------------  -----------------

          Net decrease in cash and cash equivalents.  . . . .  . . . . . . . . . . . . . .           (2,006)            (1,150)

Cash and cash equivalents at the beginning of the period. . . . . . . . . . . . . . . . .             6,960              9,811
                                                                                           -----------------  -----------------

Cash and cash equivalents at the end of the period. . . . . . . . . . . . . . . . . . . .  $          4,954   $          8,661
                                                                                           =================  =================

Supplemental disclosure of cash flow information - cash paid during the period
    for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          3,691   $          4,780

Noncash investing and financing activities:
  Unrealized holding gains in investment securities . . . . . . . . . . . . . . . . . . .  $            144   $            129
  Accrued and in-kind preferred stock dividends . . . . . . . . . . . . . . . . . . . . .  $          1,870   $          1,997


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

                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of condensed consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

     * Emeritus utilizes a captive insurance structure to essentially self-fund its primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. The Company also has an excess policy which applies to claims in excess of the primary layer on a per claim basis. Losses within the primary layer, which includes the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred.

     * For health insurance, Emeritus self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

     * For workers' compensation insurance for insured states (excluding Texas and compulsory State Funds), the Company is on an incurred loss, retrospective insurance policy, retroactively adjusted, upward or downward, based upon total incurred loss experience. The premium charged by the insurance underwriter is based upon a standard rate determined by the underwriter to cover, amongst other things, estimated losses and other fixed costs. The difference between the premium charged and the actuarial based estimate of costs, which is expensed on a monthly basis, is carried as an asset on the balance sheet. After the end of the policy year, the insurance company conducts an audit and adjusts the total premium based upon the actual payroll and actual incurred loss for the policy year. Any premium adjustment for the difference between estimated and actual payroll and estimated and actual losses will first be applied to the accrued asset and then as an adjustment to workers' compensation expense at the time such adjustment is determined. There is a reasonable expectation that the incurred loss adjustment will be downward, resulting in a premium refund. The incurred loss adjustment is limited to 50% of the standard premium with the initial adjustment six months after policy expiration on December 31, 2003, and annually thereafter. For work-related injuries in Texas, the Company is a non-subscriber, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis.

     * Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. Adoption did not have an impact on the Company's financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 in the fourth quarter of 2002. Adoption did not have a material impact on the Company's financial condition and results of operations in the quarter ended March 31, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption did not have an impact on the Company's financial condition and results of operations.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these condensed consolidated financial statements.

In  January  2003,  the  FASB  issued  Interpretation  No.  46, Consolidation of
Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. Management is currently evaluating the impact of this Interpretation on the Company's financial statements.

BASIS  OF  PRESENTATION

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of March 31, 2003, and for the three months ended March 31, 2003 and 2002. The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2002 audited consolidated financial statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2002 Form 10-K filed March 28, 2003. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

EMERITRUST  TRANSACTIONS

The Company holds interest in 46 communities referred to as the Emeritrust communities, including 25 Emeritrust I communities, 16 Emeritrust II Operating communities, and five Emeritrust II Development communities, under management agreements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In May 2002, the Company entered into an agreement for a third party to operate one of these communities. The new operator had the rights to all economic benefits, the responsibility for all detriments, and an option to purchase this community from the owner. As of April 1, 2003, the new operator exercised its option to purchase the community, thus reducing the numbers above from 46 to 45 for all Emeritrust communities and from 25 to 24 for the Emeritrust I communities, respectively. The Company does not recognize management fees on the Emeritrust communities as revenue in its condensed consolidated financial statements to the extent that it is funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by Emeritus under the management agreements. Correspondingly, the Company recognizes the funding obligation under the agreement, less the applicable management fees, as an expense in its condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, the Company recognizes the management fees less the funding obligation as management fee revenue in its condensed consolidated financial statements.

For the three months ended March 31, 2003 and 2002, total gross management fees earned for the Emeritrust I communities were approximately $848,000 and $698,000, respectively, of which $837,000 and $698,000, respectively, were recognized as revenue. For the three months ended March 31, 2003 and 2002, total gross management fees earned for the Emeritrust II Development communities were $185,000, and $168,000, respectively, of which $182,000 and $155,000, respectively,  were  recognized  as  revenue  after

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                (unaudited)

reflecting funding obligations of zero and $35,000, respectively. For the three months ended March 31, 2003 and 2002, management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $493,000 and $486,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities increased $173,000 for the first quarter of 2003 compared to the comparable period in 2002.

The management agreements and related options to purchase these communities expire June 30, 2003, (except that management agreements with respect to five communities continue until December 31, 2003). Because the Company is not in a position to exercise the options to acquire the communities prior to expiration, it is currently in discussions with the owners of the communities and their lenders to extend the management agreements and related options. While the Company believes that these arrangements will be extended, it cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If the Company is unsuccessful, it could lose the management fee revenue from these communities and future rights with respect to them.

EIGHT  BUILDING  ACQUISITION

On May 1, 2003, the Company entered into a lease agreement with certain affiliates of Healthcare Realty Trust ("HRT"), a real estate investment trust, for eight assisted living communities (the "Properties") in four states containing an aggregate of 489 units.

The lease is for an initial 10-year period with three 5-year extensions and includes an opportunity for the Company to acquire the Properties anytime during the second year for $42.2 million and a purchase option in the third year at a 3% premium over the original purchase option price. In addition, the lease gives the Company the right of first refusal to purchase any of the properties if the owner decides to sell. The lease is a net lease, with base rental approximating $3.45 million annually with a lease escalator at the end of the first and second lease years based on a percentage of increased operating revenues, with an aggregate annual cap of $275,000, and lease escalators each year thereafter based on increases in the consumer price index. HRT has agreed to fund up to $500,000 for capital expenditure requirements. The capital expenditures funded by HRT will increase the basis and purchase option and carry a 10% lease rate.

HRT has also agreed to extend a $600,000 loan to the Company for working capital purposes and for capital and other improvements to the facilities. This loan will have a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if the Company exercises its purchase option at any time on any facility, the pro rata principal portion of the loan will become due at the time the option is exercised.

The Properties in this acquisition are purpose-built assisted living communities in which the Company plans to offer both assisted and memory loss services to select communities.

ACCRUED  DIVIDENDS  ON  PREFERRED  STOCK

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to both the Series A and Series B preferred shareholders, which amounted to approximately $15.0 million at March 31, 2003, including all penalties for non-payment. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded basis, retroactively, and the cumulative effect of approximately $294,000 was reflected in the first quarter of 2002. In addition, since the Company had not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series A and Series B stock in the Company's Articles of Incorporation, the Series A and B shareholders, as the case may be, may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. Under the Series A shareholders' agreement, however, the Series A shareholders' right to designate this additional director under the Articles is limited to circumstances in which they would not otherwise be entitled to name a director. Currently, the Series A shareholders do not have the right to designate an additional director. As of January 1, 2002, the Series B shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

Series B dividends are to be paid in cash and in additional shares of Series B preferred shares. For the paid-in-kind dividends for the first two quarters of 2000, 609 shares of Series B preferred shares were issued. On July 1, 2002, 2,533 additional shares were issued as paid-in-kind dividends to cover the period from July 1, 2000, through June 30, 2002. Effective October 1, 2002, 331 additional shares were issued as paid-in-kind dividends to cover the period from July 1, 2002, through September 30, 2002. On April 1, 2003, 334 shares and 338 shares were issued as paid-in-kind dividends to cover the fourth quarter of 2002 and the first quarter of 2003, respectively.

LONG-TERM  DEBT

The current portion of long-term debt at March 31, 2003, has decreased approximately $200,000 since December 31, 2002, primarily due to a paydown related to a Seller note for one community. In January 2003, the Company reached an agreement with GMAC Commercial Mortgage Corporation ("GMAC") to extend a $6.8 million note originally set to mature February 1, 2003. The original $6.8 million note has been bifurcated into a $6.2 million Note A and a $560,000 Note B. The new notes of $6.8 million mature March 1, 2006, and provide for monthly principal payments of approximately $22,000 in addition to interest at LIBOR plus 4.5%, with a floor of 7%, and LIBOR plus 7.75%, with a floor of 9.75%, respectively.

In connection with the GMAC extension, the original Seller note, with a principal balance of $921,000 at December 31, 2002, was extended to March 1, 2006. The principal balance was reduced by a $200,000 payment in February 2003 and the note now bears interest at 12% per annum and provides for monthly payments, including principal and interest, of $12,500.

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

Had compensation cost for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share, would have been as follows:

                                                                Three Months ended March 31,
                                                           -------------------------------------
                                                                  2003               2002
                                                           ------------------  ------------------
                                                           (In thousands, except per share data)
Net loss to common shareholders:
As reported . . . . . . . . . . . . . . . . . . . . . . .  $          (2,263)  $          (3,299)
Add:  Stock-based employee compensation expense
  included in reported net loss . . . . . . . . . . . . .                  -                   -
Deduct:  Stock-based employee compensation
  determined under fair value based method for all awards               (286)               (199)
                                                           ------------------  ------------------
Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $          (2,549)  $          (3,498)
                                                           ==================  ==================
Net loss per common share -- basic and diluted:
As reported . . . . . . . . . . . . . . . . . . . . . . .  $           (0.22)  $           (0.32)
                                                           ==================  ==================

Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $           (0.25)  $           (0.34)
                                                           ==================  ==================

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the first quarter of 2003 and 2002:

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (unaudited)

dividend yield of 0.0% for all periods; expected volatility of 90.4% for the first quarter of 2003, and 92.8% for the first quarter of 2002, and; risk-free interest rates of 2.5% for the first quarter of 2003, and 4.75% for the first quarter of 2002; and an expected option term of 4 years.

LOSS  PER  SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed on the basis of the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. The loss per common share was calculated on a dilutive basis without consideration of 10,494,991 and 9,507,196 potential common shares at March 31, 2003 and 2002, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

UNREALIZED  HOLDING  GAINS  ON  INVESTMENT  SECURITIES

The change in unrealized holding gains on investment securities for the three-month period ended March 31, 2003, represents the change in value of the Company's investment in ARV Assisted Living, Inc. ("ARV").

On April 23, 2003, ARV announced that, at a special meeting held on that date, its shareholders voted to approve the Agreement and Plan of Merger, dated as of January 3, 2003, between ARV and Prometheus Assisted Living LLC ("Prometheus").

ARV further announced that the merger transaction closed and trading of the ARV stock on the American Stock Exchange ceased on April 23, 2003. Under the terms of the merger, shares of ARV's stock held by shareholders other than Prometheus and its affiliates were converted into the right to receive merger consideration of $3.90 per share, without interest. On April 25, 2003, the Company received approximately $2.9 million in exchange for its 755,884 shares of ARV common stock in which it had a cost basis of approximately $1.5 million, thus recognizing a gain of approximately $1.4 million.

OTHER  COMPREHENSIVE  LOSS

Other comprehensive loss includes the following transactions for the three-month period ended March 31, 2003 and 2002, respectively:


                                        Three Months ended March 31,
                                    ------------------------------------
                                          2003               2002
                                    -----------------  -----------------
                                               (In thousands)
Net loss to common shareholders. .  $         (2,263)  $         (3,299)
Other comprehensive income:
     Unrealized holding gains
          on investment securities               144                129
                                    -----------------  -----------------
Comprehensive loss . . . . . . . .  $         (2,119)  $         (3,170)
                                    =================  =================

LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $28.5 million, although $3.9 million represents deferred revenue and $15.0 million of preferred dividends is due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third party financing or disposition of assets to fund operations. If such

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 16 owned assisted living properties and 64 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At March 31, 2003, the Company was in compliance with all such covenants.

Management believes that the Company will be able to sustain positive operating cash flow at least through March 31, 2004, and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

ITEM  2.         MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring 7 and developing 20 communities in 1997, and developing 5 communities in 1998. During 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities to concentrate our efforts on improving the performance of our existing facilities. During 2002 and 2003, we have resumed pursuing, on a selective basis, management contracts and acquisition opportunities, which we believe will be beneficial to the Company.

In our consolidated portfolio, we had an increase in average monthly revenue per occupied unit to $2,756 for the first quarter of 2003 from $2,518 for the first quarter of 2002, primarily brought about by our rate enhancement program. This represents an average revenue increase of $238 per month per occupied unit, or 9.5%. The average occupancy rate decreased to 77.1% for the first quarter of 2003 from 82.0% for the first quarter of 2002. However, the year-to-year comparison of these results is skewed by the impact of the 24 building lease acquisition in the fourth quarter of 2002. The table below shows the results exclusive of this acquisition:

                                           Three months ended March 31,
                          -------------------------------------------------------------
                                             2003                             2002
                          ---------------------------------------------  --------------
                                 A             B              C                 D              E
                          -------------  --------------- --------------  --------------  --------------
                                          24 Building     (A  w/o  B)                        (C-D)
                           Consolidated      Lease                        Consolidated      Increase
                            Portfolio      Acquisition                     Portfolio       (Decrease)
                          -------------  --------------- --------------  --------------  --------------
 Average monthly revenue
   per occupied unit . .  $       2,756   $       2,978   $       2,701   $       2,518   $          183
                          ==============  ==============  ==============  ==============  ==============

 Average occupancy rate.           77.1%           65.0%           80.9%           82.0%          (1.1%)
                          ==============  ==============  ==============  ==============  ==============

In our total operated portfolio, which includes managed communities, we had an increase in average monthly revenue per occupied unit to $2,689 for the first quarter of 2003 from $2,500 for the first quarter of 2002, primarily brought about by our rate enhancement program. This represents an average revenue increase of $189 per month per occupied unit, or 7.6%. The average occupancy rate decreased to 78.6% for the first quarter of 2003 from 80.8% for the first quarter of 2002. However, the year-to-year comparison of these results is skewed by the impact of the 24 building lease acquisition in the fourth quarter of 2002. The table below shows the results exclusive of this acquisition:

                                           Three months ended March 31,
                          -------------------------------------------------------------
                                             2003                             2002
                          ---------------------------------------------  --------------
                                 A             B              C                 D              E
                          -------------  --------------- --------------  --------------  --------------
                              Total       24 Building     (A  w/o  B)         Total          (C-D)
                             Operated        Lease                           Operated       Increase
                             Portfolio     Acquisition                       Portfolio     (Decrease)
                          -------------  --------------- --------------  --------------  --------------
  Average monthly revenue
   per occupied unit . .  $       2,689   $       2,978   $       2,662   $       2,499   $          163
                          ==============  ==============  ==============  ==============  ==============

 Average occupancy rate.           78.6%           65.0%           80.2%           80.8%          (0.6%)
                          ==============  ==============  ==============  ==============  ==============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

We intend to continue a selective growth strategy through acquiring and managing new communities with operating characteristics consistent with our current emphasis on stabilizing occupancy and enhancing our operating model and service offerings. This change in emphasis is epitomized by the lease of the eight communities as discussed in "Eight Building Acquisition" in the Notes to Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

The  following  table  sets  forth  a  summary  of  our  property  interests:




                                             As of March 31,       As of December  31,     As of March 31,
                                                  2003                    2002                 2002
                                         ----------------------  --------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings    Units
                                         ----------  ----------  ----------  ----------  ---------  ---------
Owned (1) . . . . . . . . . . . . . . .         17       1,687          17       1,687          16      1,579
Leased (1). . . . . . . . . . . . . . .         67       5,279          67       5,279          44      3,716
Managed/Admin Services. . . . . . . . .         94       8,577          94       8,577          88      8,194
Joint Venture/Partnership . . . . . . .          2         219           2         219           3        333
                                         ----------  ----------  ----------  ----------  ---------  ---------
     Operated Portfolio . . . . . . . .        180      15,762         180      15,762         151     13,822

     Percentage increase (2)                    -           -         35.3%       28.7%       13.5%      12.9%

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.
(2) The percentage increase indicates the change from the prior year, or, in the case of March 31, 2003 and 2002, from the end of the prior year.

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

We have incurred net losses since our inception, and as of March 31, 2003, we had an accumulated deficit of approximately $157.5 million. These losses resulted from a number of factors, including:

     * occupancy levels at our communities that were lower for longer periods than we originally anticipated;

     * financing costs that we incurred as a result of multiple financing and refinancing transactions; and

     * administrative and corporate expenses that we increased to facilitate our growth and maintain operations.

During 1998, we decided to reduce acquisition and development activities and dispose of select communities that had been operating at a loss. We believe that slowing our acquisition and development activities has enabled us to use our resources more efficiently and increase our focus on enhancing community operations. In 2002 and through the first quarter of 2003, along with a focus on operations, we selectively acquired additional communities and new management contracts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

EMERITRUST  TRANSACTIONS

We hold interests in 46 communities referred to as the Emeritrust communities, including 25 Emeritrust I communities, 16 Emeritrust II Operating communities and 5 Emeritrust II Development communities, under management agreements described in our Annual Report on Form 10-K for the year ended December 31, 2002. In May 2002, we entered into an agreement for a third party to operate one of these communities. The new operator had the rights to all economic benefits, the responsibility for all detriments, and an option to purchase this community from the owner. As of April 1, 2003, the new operator exercised its option to purchase the community, thus reducing the numbers above from 46 to 45 for all Emeritrust communities and from 25 to 24 for the Emeritrust I communities, respectively. We do not recognize management fees on the Emeritrust communities as revenue in our condensed consolidated financial statements to the extent that we are funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by us under the management agreements. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our condensed consolidated financial statements.

For the three months ended March 31, 2003 and 2002, total gross management fees earned for the Emeritrust I communities were approximately $848,000 and $698,000, respectively, of which $837,000 and $698,000, respectively, were recognized as revenue. For the three months ended March 31, 2003 and 2002, total gross management fees earned for the Emeritrust II Development communities were $185,000, and $168,000, respectively, of which $182,000 and $155,000, respectively, were recognized as revenue after reflecting funding obligations of zero and $35,000, respectively. For the three months ended March 31, 2003 and 2002, management fees earned and recognized for the Emeritrust II Operating communities, for which there is no funding obligation, were $493,000 and $486,000, respectively. Thus, the management fees recognized for all of the Emeritrust communities increased $173,000 for the first quarter of 2003 compared to the comparable period in 2002.

The management agreements and related options to purchase these communities expire June 30, 2003, (except that management agreements with respect to five communities continue until December 31, 2003). Because we are not in a position to exercise the options to acquire the communities prior to expiration, we are currently in discussions with the owners of the communities and their lenders to extend the management agreements and related options. While we believe that these arrangements will be extended, we cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If we are unsuccessful, we could lose the management fee revenue from these communities and future rights with respect to them.

OTHER  TRANSACTIONS

In January 2003, we reached an agreement with GMAC Commercial Mortgage Corporation ("GMAC") to extend a $6.8 million note originally set to mature February 1, 2003. The original $6.8 million note has been bifurcated into a $6.2 million Note A and a $560,000 Note B. The new notes of $6.8 million mature March 1, 2006, and provide for monthly principal payments of approximately
$22,000 in addition to interest at LIBOR plus 4.5%, with a floor of 7%, and LIBOR plus 7.75%, with a floor of 9.75%, respectively.

In connection with the GMAC extension, the original Seller note, with a principal balance of $921,000 at December 31, 2002, was extended to March 1, 2006. The principal balance was reduced by a $200,000 payment in February 2003 and the note now bears interest at 12% per annum and provides for monthly payments, including principal and interest, of $12,500.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

EIGHT  BUILDING  ACQUISITION

On May 1, 2003, we entered into a lease agreement with certain affiliates of Healthcare Realty Trust ("HRT"), a real estate investment trust, for eight assisted living communities (the "Properties") in four states containing an aggregate of 489 units.

The lease is for an initial 10-year period with three 5-year extensions and includes an opportunity for us to acquire the Properties anytime during the second year for $42.2 million and a purchase option in the third year at a 3% premium over the original purchase option price. In addition, the lease gives us the right of first refusal to purchase any of the properties if the owner decides to sell. The lease is a net lease, with base rental approximating $3.45 million annually with a lease escalator at the end of the first and second lease years based on a percentage of increased operating revenues, with an aggregate annual cap of $275,000, and lease escalators each year thereafter based on increases in the consumer price index. HRT has agreed to fund up to $500,000 for capital expenditure requirements. The capital expenditures funded by HRT will increase the basis and purchase option and carry a 10% lease rate.

HRT has also agreed to extend a $600,000 loan to us for working capital purposes and for capital and other improvements to the facilities. This loan will have a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if we exercise our purchase option at any time on any facility, the pro rata principal portion of the loan will become due at the time the option is exercised.

The Properties in this acquisition are purpose-built assisted living communities in which we plan to offer both assisted and memory loss services to select communities.

INVESTMENT  SECURITIES

On April 23, 2003, ARV Assisted Living, Inc. ("ARV") announced that, at a special meeting held on that date, its shareholders voted to approve the Agreement and Plan of Merger, dated as of January 3, 2003, between ARV and Prometheus Assisted Living LLC ("Prometheus").

ARV further announced that the merger transaction closed and trading of the ARV stock on the American Stock Exchange ceased on April 23, 2003. Under the terms of the merger, shares of ARV's stock held by shareholders other than Prometheus and its affiliates were converted into the right to receive merger consideration of $3.90 per share, without interest. On April 25, 2003, we received approximately $2.9 million in exchange for our 755,884 shares of ARV common stock in which we had a cost basis of approximately $1.5 million, thus recognizing a gain of approximately $1.4 million.

RESULTS  OF  OPERATIONS

Critical  Accounting  Policies  and  Estimates.

Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

We believe the following critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

     * We utilize a captive insurance structure to essentially self-fund our primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. We also have an excess policy which applies to claims in excess of the primary layer on a per claim basis. Losses within the primary layer, which includes the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred.

     * For health insurance, we self-insure up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

     * For workers' compensation insurance for insured states (excluding Texas and compulsory State Funds), we are on an incurred loss, retrospective insurance policy, retroactively adjusted, upward or downward, based upon total incurred loss experience. The premium charged by the insurance underwriter is based upon a standard rate determined by the underwriter to cover, amongst other things, estimated losses and other fixed costs. The difference between the premium charged and the actuarial based estimate of costs, which is expensed on a monthly basis, is carried as an asset on the balance sheet. After the end of the policy year, the insurance company conducts an audit and adjusts the total premium based upon the actual payroll and actual incurred loss for the policy year. Any premium adjustment for the difference between estimated and actual payroll and estimated and actual losses will first be applied to the accrued asset and then as an adjustment to workers' compensation expense at the time such adjustment is determined. There is a reasonable expectation that the incurred loss adjustment will be downward, resulting in a premium refund. The incurred loss adjustment is limited to 50% of the standard premium with the initial adjustment six months after policy expiration on December 31, 2003, and annually thereafter. For work-related injuries in Texas, the Company is a non-subscriber, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis.

     * We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     * We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period we made such determination.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

COMMON-SIZE  INCOME  STATEMENTS  AND  PERIOD-TO-PERIOD  PERCENTAGE  CHANGE

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.



                                                                 Period-to-Period
                                                                     Percentage
                                                                      Increase
                                                                     (Decrease)
                                        Percentage  of  Revenues       Three
                                     ----------------------------      Months
                                           Three Months ended          ended
                                                March 31,            March  31,
                                     ----------------------------  -------------
                                         2003           2002         2002-2003
                                     -------------  -------------  -------------

Revenues. . . . . . . . . . . . . .         100.0%         100.0%          30.5%
Expenses:
     Community operations . . . . .          60.7           56.9           39.3
     General and administrative . .          11.5           13.6            9.8
     Depreciation and amortization.           3.9            5.1           (0.3)
     Facility lease expense . . . .          18.2           18.6           27.9
                                     -------------  -------------  -------------
         Total operating expenses .          94.3           94.2           30.6
                                     -------------  -------------  -------------
Income from operations. . . . . . .           5.7            5.8           28.6
Other income (expense)
     Interest income. . . . . . . .           0.3            0.3           43.1
     Interest expense . . . . . . .          (6.9)          (8.1)          11.9
     Other, net . . . . . . . . . .           0.1           (1.6)          N/A
                                     -------------  -------------  -------------
         Net other expense. . . . .          (6.5)          (9.4)          (9.3)
                                     -------------  -------------  -------------

         Net loss . . . . . . . . .         (0.8%)         (3.6%)        (69.8%)
                                     =============  =============  =============

Comparison of the three months ended March 31, 2003 and 2002
------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the three months ended March 31, 2003, increased by $11.1 million to $47.2 million from $36.1 million for the comparable period in 2002, or 30.5%.

Community revenue increased by approximately $11.0 million in the three months ended March 31, 2003, compared to the three months ended March 31, 2002. This increase is primarily due to additional revenue related to a 24 building lease acquisition in the fourth quarter of 2002. These communities, which represent revenue of approximately $9.5 million, were included in our consolidated portfolio in the first quarter of 2003, but were not included in the comparable quarter of 2002. The remaining increase in revenue is attributed to the net effect of an increase in average monthly revenue per unit and a decrease in the occupancy rate. Average monthly revenue per unit (excluding the 24 community acquisition impact which was favorable by $55) was $2,701 for the first quarter of 2003 compared to $2,518 for the comparable quarter of 2002, an increase of approximately 7.3%. The occupancy rate for the first Quarter of 2003 (excluding the 24 community acquisition impact which was unfavorable by 3.8 percentage points) decreased 1.1 percentage points from the prior year quarter.

Community Operations: Community operating expenses for the three months ended March 31, 2003, increased by $8.0 million to $28.6 million from $20.6 million in the first quarter of 2003, or 39.3%. The change was primarily comprised of a net increase in operating expenses of approximately $7.6 million related to the 24 building lease acquisition in the fourth quarter of 2002. The remaining increase in operating expenses was primarily due to increases in personnel costs, property taxes and utilities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Community operating expenses as a percentage of total operating revenue increased to 60.7% in the first quarter of 2003 from 56.9% in the first quarter of 2002.

General and Administrative: General and administrative (G&A) expenses for the three months ended March 31, 2003, increased $481,000 to $5.4 million from $4.9 million for the comparable period in 2002, or 9.8%. As a percentage of total operating revenues, G&A expenses decreased to 11.5% for the three months ended March 31, 2003, compared to 13.6% for the three months ended March 31, 2002. G&A expenses increased primarily due to increases in the number of employees and normal increases in employee salaries. Recent growth in total communities managed through additional contracts has led to some added operational and administrative employees. Since more than half of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities decreased to 5.5% from 5.9% for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 2003, was $1.8 million compared to $1.9 million for the comparable period in 2002. In 2003, depreciation and amortization represents 3.9% of total operating revenues, compared to 5.1% for the comparable period in 2002. This decrease as a percentage of revenue is primarily due to increased revenue.

Facility Lease Expense: Facility lease expense for the three months ended March 31, 2003, was $8.6 million compared to $6.7 million for the comparable period of 2002, representing an increase of $1.9 million, or 27.9%. This increase is primarily due to the 24 building lease acquisition in the fourth quarter of 2002. We leased 67 communities as of March 31, 2003, compared to 44 leased communities as of March 31, 2002. The additional facility lease expense approximates $1.5 million for the first quarter of 2003. The balance of the increase was attributable to variable rent escalation provisions in existing leases. Facility lease expense as a percentage of revenues was 18.2% for the three months ended March 31, 2003, and 18.6% for the three months ended March 31, 2002.

Interest Income: Interest income for the three months ended March 31, 2003, was $156,000 versus $109,000 for the comparable period of 2002. This increase is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

Interest Expense: Interest expense for the three months ended March 31, 2003, was $3.3 million compared to $2.9 million for the comparable period of 2002. This increase of $348,000, or 11.9%, is primarily attributable to two refinance transactions that occurred in 2002. The additional interest expense related to the two transactions for the three months ended March 31, 2003, was approximately $235,000. The remaining difference is attributable to van and auto lease interest expense primarily related to the 24 building lease acquisition in October of 2002 and additional loan fee amortization related to a refinancing transaction, which occurred in January of 2003. As a percentage of total operating revenues, interest expense decreased to 6.9% from 8.1% for the three months ended March 31, 2003 and 2002, respectively.

Other, net: Other, net (expense) for the three months ended March 31, 2003, was income of $48,000 compared to expense of $567,000 for the comparable period in 2002. The net change of $615,000 is primarily comprised of the following items:
During the first quarter of 2003, we amortized deferred gains related to three communities of approximately $87,000. During the first quarter of 2002, we repurchased a related party's economic interest in a 172-unit community resulting in an expense of $158,000 and the sale-leaseback of two communities and re-lease of two additional communities resulting in an expense of $372,000, for a combined impact of $530,000.

Preferred dividends: For the three months ended March 31, 2003 and 2002, the preferred dividends were approximately $1.9 million and $2.0 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively, and the cumulative effect of approximately $294,000 was reflected in the first quarter of 2002. In addition, since we have not paid these dividends for six consecutive quarters, under the Designation of Rights and Preferences of the Series A and Series B stock in the Company's Articles of

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Incorporation, the Series A and B shareholders, as the case may be, may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. Under the Series A shareholders' agreement, however, the Series A shareholders' right to designate this additional director under the Articles is limited to circumstances in which they would not otherwise be entitled to name a director. Currently, the Series A shareholders do not have the right to designate an additional director. As of January 1, 2002, the Series B shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Same  Community  Comparison

We operated 59 communities on a comparable basis during both the three months ended March 31, 2003 and 2002. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended March 31, 2003 and 2002.


                                           Three Months ended March 31,
                                                 (In thousands)
                                ---------------------------------------------------
                                                             Dollar     % Change
                                    2003          2002       Change    Fav/(Unfav)
                                ------------  ------------  --------  -------------
Revenue. . . . . . . . . . . .  $    33,615   $    32,355   $ 1,260            3.9%
Community operating expenses .      (20,600)      (19,988)     (612)          (3.1)
                                ------------  ------------  --------  -------------
    Community operating income       13,015        12,367       648            5.2
Depreciation & amortization. .       (1,549)       (1,600)       51            3.2
Facility lease expense . . . .       (6,911)       (6,444)     (467)          (7.2)
                                ------------  ------------  --------  -------------
    Operating income . . . . .        4,555         4,323       232            5.4
Interest expense, net. . . . .       (2,496)       (2,314)     (182)          (7.9)
                                ------------  ------------  --------  -------------
    Net income . . . . . . . .  $     2,059   $     2,009   $    50            2.5%
                                ============  ============  ========  =============

The same communities represented $33.6 million or 71.3% of our total revenue of $47.2 million for the first quarter of 2003. Same community revenues increased by $1.3 million or 3.9% for the quarter ended March 31, 2003, from the comparable period in 2002. This increase is due to higher average revenue per unit offset by the combined effect of declines in occupancy. Average revenue per occupied unit increased by $161 per month or 6.3%. Average occupancy decreased to 81.1% in the first quarter of 2003 from 81.9% in the first quarter of 2002.

Community operating expenses increased approximately $612,000 due to a combination of factors: the increase in operating expenses was primarily due to increases in liability and health insurance and added personnel expenses associated with our increasing emphasis on dementia care (Alzheimer's), normal salary increases, and other employee costs of $857,000, as well as decreases in other operating expense categories of $230,000. Occupancy expenses, consisting of facility lease expense, depreciation and amortization, and interest expense combined, increased approximately $598,000 as a result of the net effect of a refinancing transaction related to 11 buildings in December of 2002, and variable rent escalation related to other communities, partially offset by lower interest rates. For the quarter ended March 31, 2003, net income increased to $2.1 million from $2.0 million for the comparable period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the three months ended March 31, 2003, net cash provided by operating activities was $228,000 compared to $754,000 used in operating activities for the comparable period in the prior year. The primary components of operating cash provided were the depreciation and amortization of $1.8 million partially offset by the net loss of $393,000 and the net increase in other operating assets and liabilities of $1.2 million. The primary components of operating cash used for the three months ended March 31, 2002, were the net loss of $1.3 million, an increase in prepaid insurance of $1.4 million in the three months ended March 31, 2002, which is typical in the first quarter of each year, partially offset by depreciation and amortization of $1.9 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Net cash used by investing activities amounted to $1.0 million for the three months ended March 31, 2003, and was comprised primarily of funds used to purchase approximately $484,000 of various property and equipment, and $299,000 of partner distributions. Net cash provided by investing activities amounted to $20.1 million for the three months ended March 31, 2002, and was comprised primarily of funds of approximately $25.0 million related to the sale of two buildings offset by the purchase of minority interest in two buildings for approximately $3.1 million, repayment of advances by third parties and affiliates of $650,000 and additional lease acquisition costs of $1.0 million.

For the three months ended March 31, 2003, net cash used in financing activities was $1.2 million primarily from short-term debt repayments of $960,000, which include debt repayments related to the January 2003 refinancing transaction discussed above in "Other Transactions". Also related to that refinancing transaction, approximately $232,000 relates to debt issuance and other financing costs. For the three months ended March 31, 2002, net cash used in financing activities was $20.5 million primarily from the repayment of long-term borrowings related to the sale, minority interest purchase, and lease transaction.

We have incurred significant operating losses since our inception and have a working capital deficit of $28.5 million, although $3.9 million represents deferred revenues and $15.0 million of preferred cash dividends is only due if declared by our board of directors. At times in the past, we have been dependent upon third party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2002 and continuing in the first quarter of 2003, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 16 owned assisted living properties and 64 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At March 31, 2003, we are in compliance with all such covenants.

Management believes that we will be able to sustain positive operating cash flow at least through March 31, 2004, and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

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

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with rate enhancement programs without adversely affecting occupancy levels; increases in interest rates that would increase costs as a result

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

of variable rate debt; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and making satisfactory arrangements for the continued operation of the Emeritrust communities beyond June 30, 2003, when our management agreements for those communities expire. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

               [The rest of this page is intentionally left blank]

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At March 31, 2003, our variable rate borrowings totaled approximately $64.6 million. If market interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $1.3 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of March 31, 2003, and does not consider changes in the actual level of borrowings that may occur subsequent to March 31, 2003. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or our current funding requirements for the Emeritrust communities, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

               [The rest of this page is intentionally left blank]

                           PART II. OTHER INFORMATION


ITEMS  1  THROUGH  4  ARE  NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION

In lieu of filing a report on Form 8-K related to a lease acquisition for eight assisted living communities owned by Healthcare Realty Trust, a real estate investment trust ("HRT") completed on May 1, 2003, we are disclosing the information herein. This transaction is discussed in "Eight Building Acquisition" in the Notes to the Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations. The required financial statements for the acquired business are not included in this quarterly report at this time, but will be filed on a Form 8-K within sixty days after the date on which we would have been required to file a Form 8-K disclosing this transaction.

Item  6     Exhibits  And  Reports  On  Form  8-K

(a)  Exhibits

                                                                                                       Footnote
  Number                                       Description                                              Number
---------  ------------------------------------------------------------------------------------------- --------

10.75  Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania;
           Loyalton of Harrisburg, Pennsylvania;  Loyalton of Danville, Virginia;
           Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia;
           Loyalton of Greensboro, North Carolina; Loyalton of Ravenna, Ohio.
          The following agreements are representative of those executed in connection with these properties:
           10.75.1  Lease Agreement by HR Acquisition I Corporation ("Tenant"),
                      Capstone Capital of Pennsylvania, Inc., and HRT Holdings, Inc.
                      (collectively the "Lessor") and  Emeritus Corporation ("Lessee")
                      dated May 1, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1)
           10.75.2  Promissory Note by Emeritus Corporation ("Maker"),
                      for HR ACQUISITION I CORPORATION ("Payee") for principal
                      amount of $600,000.00 dated May 1, 2003.. . . . . . . . . . . . . . . . . . . . . .      (1)
           10.75.3  Bill of Sale, Blanket Conveyance and Assignment by BCC at Bloomsburg, Inc.
                      ("Tenant") and BCC Development and Management Co. ("Manager") to and
                      for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT Assignee")
                      and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003. . . . . . . . . .      (1)
           10.75.4  Bill of Sale, Blanket Conveyance and Assignment by ALCO VI, LLC ("Tenant")
                      and Balance Care at Mechanicsburg, Inc. ("Manager") to and for
                      the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT Assignee")
                      and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003. . . . . . . . . .      (1)
           10.75.5  Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators
                      of Harrisburg, LLC ("Tenant") and BCC at Harrisburg, Inc. ("Manager") to
                      and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT Assignee")
                      and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003. . . . . . . . . .      (1)
           10.75.6  Bill of Sale, Blanket Conveyance and Assignment by ALCO XI, LLC ("Tenant")
                      and BCC at Danville, Inc. ("Manager") to and for the benefit of
                      HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
                      ("Emeritus Assignee") dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . .       (1)
           10.75.7  Bill of Sale, Blanket Conveyance and Assignment by ALCO IX, LLC ("Tenant")
                      and BCC at Harrisonburg, Inc. ("Manager") to and for the benefit of
                      HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
                      ("Emeritus Assignee") dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . .       (1)
           10.75.8  Bill of Sale, Blanket Conveyance and Assignment by ALCO X, LLC ("Tenant")
                      and BCC at Roanoke, Inc. ("Manager") to and for the benefit of
                      HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
                      ("Emeritus Assignee") dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . .       (1)
           10.75.9  Bill of Sale, Blanket Conveyance and Assignment by
                      Extended Care Operators of Greensboro, LLC ("Tenant")
                      and BCC at Greensboro, Inc. ("Manager") to and for the benefit of
                      HR Acquisition I Corporation ("HCRT Assignee")
                      and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.. . . . . . . . .       (1)
           10.75.10 Bill of Sale, Blanket Conveyance and Assignment by
                      Extended Care Operators of Ravenna, LLC ("Tenant")
                      and BCC at Ravenna, Inc. ("Manager") to and for the benefit of
                      HR Acquisition I Corporation ("HCRT Assignee")
                      and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.. . . . . . . . .       (1)


                                                                                                       Footnote
  Number                                       Description                                              Number
---------  ------------------------------------------------------------------------------------------- --------

           10.75.11 Operations and Transfer Agreement by and among BCC at Bloomsburg, Inc.
                      ("Tenant"), BCC Development and Management Co. ("Manager") and
                      Balanced Care Corporation ("Parent") and Emeritus Corporation ("New Operator")
                      and Capstone Capital of Pennsylvania, Inc. ("Owner")
                      dated April 30, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1)
           10.75.12 Operations and Transfer Agreement by and among ALCO VI, LLC ("Tenant"),
                      Balanced Care at Mechanicsburg, Inc. ("Manager") and Balanced Care Corporation
                      ("Parent") and Emeritus Corporation ("New Operator")
                      and Capstone Capital of Pennsylvania, Inc. ("Owner") dated April 30, 2003.. . . . .      (1)
           10.75.13 Operations and Transfer Agreement by and among Extended Care Operators of Harrisburg, LLC ("Tenant"), BCC at Harrisburg, Inc. ("Manager")
                      and Balanced Care Corporation ("Parent") and Emeritus Corporation
                      ("New Operator") and HR Acquisition I Corporation ("Owner")
                      dated April 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1)
           10.75.14 Operations and Transfer Agreement by and among ALCO XI, LLC ("Tenant"),
                      BCC at Danville, Inc. ("Manager") and Balanced Care Corporation ("Parent")
                      and Emeritus Corporation ("New Operator") and HRT Holdings, Inc. ("Owner")
                      dated April 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1)
           10.75.15 Operations and Transfer Agreement by and among ALCO IX, LLC ("Tenant"),
                      BCC at Harrisonburg, Inc. ("Manager") and Balanced Care Corporation ("Parent")
                      and Emeritus Corporation ("New Operator") and HRT Holdings, Inc. ("Owner")
                      dated April 30, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
           10.75.16 Operations and Transfer Agreement by and among ALCO X, LLC ("Tenant"),
                      BCC at Roanoke, Inc. ("Manager") and Balanced Care Corporation ("Parent")
                      and Emeritus Corporation ("New Operator") and HRT Holdings, Inc. ("Owner")
                      dated April 30, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
           10.75.17 Operations and Transfer Agreement by and among Extended Care Operators of Greensboro, LLC ("Tenant"), BCC at Greensboro, Inc. ("Manager") and
                      Balanced Care Corporation ("Parent")and Emeritus Corporation ("New Operator")
                      and HR Acquisition I Corporation ("Owner") dated April 30, 2003.. . . . . . . . . . . .  (1)
           10.75.18 Operations and Transfer Agreement by and among Extended Care Operators of Ravenna, LLC ("Tenant"), BCC at Ravenna, Inc. ("Manager") and
                      Balanced Care Corporation ("Parent") and Emeritus Corporation ("New Operator")
                      and HR Acquisition I Corporation ("Owner") dated April 30, 2003.. . . . . . . . .  .     (1)
           10.75.19 Assignment and Assumption Agreement by and among BCC at Bloomsburg, Inc.
                      (the "Tenant"), BCC Development and Management Co. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003. . . . . . . . . . .      (1)
           10.75.20 Assignment and Assumption Agreement by and among ALCO VI, LLC
                      (the "Tenant"), Balanced Care at Mechanicsburg, Inc. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003. . . . . . . . . . .      (1)
           10.75.21 Assignment and Assumption Agreement by and among Extended Care Operators of Harrisburg, LLC (the "Tenant"), BCC at Harrisburg, Inc. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . . . . . . . .     (1)
           10.75.22 Assignment and Assumption Agreement by and among ALCO XI, LLC
                      (the "Tenant"), BCC at Danville, Inc. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . . . . . . . .     (1)
           10.75.23 Assignment and Assumption Agreement by and among ALCO IX, LLC
                      (the "Tenant"), BCC at Harrisonburg, Inc. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . . . . . . . .     (1)
           10.75.24 Assignment and Assumption Agreement by and among ALCO X, LLC
                      (the "Tenant"), BCC at Roanoke, Inc. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . . . . . . . .     (1)
           10.75.25 Assignment and Assumption Agreement by and among Extended Care Operators of Greensboro, LLC (the "Tenant"), BCC at Greensboro, Inc. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . . . . . . . .     (1)
           10.75.26 Assignment and Assumption Agreement by and among Extended Care Operators of Ravenna, LLC (the "Tenant"), BCC at Ravenna, Inc. ("Manager")
                      and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . . . . . . . .     (1)
           10.75.27 Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Bloomsburg, Pennsylvania, by Emeritus Corporation ("Mortgagor"),
                      for the benefit of Capstone Capital of Pennsylvania, Inc.("Mortgagee"),
                      dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
           10.75.28 Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Mechanicsburg, Pennsylvania, by Emeritus Corporation ("Mortgagor"),
                      for the benefit of Capstone Capital of Pennsylvania, Inc.("Mortgagee"),
                      dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
           10.75.29 Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Harrisburg, Pennsylvania, by Emeritus Corporation ("Mortgagor"),
                      for the benefit of Capstone Capital of Pennsylvania, Inc.("Mortgagee"),
                      dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
           10.75.30 Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Danville, Virginia, by Emeritus Corporation ("Grantor"),
                      for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003. . . . . . .     (1)


                                                                                                       Footnote
  Number                                       Description                                              Number
---------  ------------------------------------------------------------------------------------------- --------

           10.75.31 Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Harrisonburg, Virginia, by Emeritus Corporation ("Grantor"),
                      for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003. . . . . . .     (1)
           10.75.32 Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Roanoke, Virginia, by Emeritus Corporation ("Grantor"),
                      for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003. . . . . . .     (1)
           10.75.33 Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Greensboro, North Carolina, by Emeritus Corporation ("Grantor"),
                      for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1, 2003..     (1)
           10.75.34 Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Ravenna, Ohio, by Emeritus Corporation ("Grantor"),
                      for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1, 2003..     (1)
 99.1      Certification of Periodic Reports
           99.1.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated
                      May 9, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)(2)
           99.1.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom
                      dated May 9, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)(2)
 99.2      Press Releases
           99.2.1  Press Release dated April 30, 2003, announcing disposition of ARV
                      Assisted Living common stock.. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
           99.2.2  Press Release dated May 1, 2003, announcing the 8 building lease acquisition.. . . . .      (1)
           99.2.3  Press Release dated May  8, 2003, reports on first quarter 2003 results. . . . . . . .      (1)

--------------------------
(1)     Filed  herewith
(2) A signed original of this written statement required by Section 906 has been provided to Emeritus Corporation and will be retained by Emeritus Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

(b)  Reports  On  Form  8-K.

None.


               [The rest of this page is intentionally left blank]

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May  9,  2003

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

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/    Daniel  R.  Baty
                                           ----------------------------
                                            Daniel  R.  Baty
                                            Chief  Executive  Officer
                                            May  9,  2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/    Raymond  R.  Brandstrom
                                            --------------------------------
                                            Raymond  R.  Brandstrom
                                            Chief  Financial  Officer
                                            May  9,  2003