Form 10-Q
period 2003-06-30
EMERITUS CORP\WA\
filed 2003-08-08
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended June 30, 2003.

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

As of July 31, 2003, there were 10,251,307 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                      EMERITUS CORPORATION

                                              INDEX


                                 Part I.  Financial Information



                                                                                        Page No.
                                                                                        --------
Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

         Condensed Consolidated Balance Sheets as of June 30, 2003, and
         December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         2

         Condensed Consolidated Statements of Operations for the Three
         Months and Six Months ended June 30, 2003 and 2002 . . . .. .. . .  . . . . .         3

         Condensed Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . .         4

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations . . . .. . . . . . . . . . . . .. . . . .. .  . . . . . . . .  .       14


Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk . . . .  . . .      27


Item 4.  Controls  and  Procedures  . . . . . . . . . . . .. . . . .. .  . . . . . . . .      27



                                 Part II.  Other Information

Note: Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . .  28


Item  6.  Exhibits  and  Reports  on  Form  8-K  . . . . . .  . . . .  . . . .  . . . .  . .  29


          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30



                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

               [The rest of this page is intentionally left blank]


                                                   EMERITUS CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (unaudited)
                                             (In thousands, except share data)
                                                          ASSETS

                                                                                               June 30,      December 31,
                                                                                                 2003            2002
                                                                                            --------------  --------------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       8,626   $       6,960
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,759
 Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,631           1,662
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,819           3,645
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . .          5,744           5,217
                                                                                            --------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,820          20,243
                                                                                            --------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        118,203         119,583
Property held for development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,254           1,254
Notes receivable from and investments in affiliates. . . . . . . . . . . . . . . . . . . .          6,553           6,358
Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,577           5,555
Lease acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,467           6,081
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,957           3,759
                                                                                            --------------  --------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     162,831   $     162,833
                                                                                            ==============  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       3,498   $       3,604
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,926           3,108
 Accrued employee compensation and benefits. . . . . . . . . . . . . . . . . . . . . . . .          6,163           5,355
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,843           1,737
 Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,309           2,463
 Accrued dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . .         16,554          13,457
 Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,172           9,080
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,856           2,884
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,941           5,040
                                                                                            --------------  --------------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,262          46,728
                                                                                            --------------  --------------
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . .        120,033         119,887
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,000          32,000
Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,143          20,324
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,519           2,508
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            250             894
                                                                                            --------------  --------------
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        226,207         222,341
                                                                                            --------------  --------------
Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            411             558
Redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,000          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    34,145 and 33,473 at June 30, 2003, and December 31, 2002, respectively. . . . . . . .              -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
    10,251,307 and 10,247,226 shares at June 30, 2003, and December 31, 2002, respectively              1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,666          68,944
Accumulated other comprehensive gain . . . . . .  . . . . . .. . . . . . . . . . . . . . .              -           1,247
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (158,454)       (155,258)
                                                                                            --------------  --------------
 Total shareholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (88,787)        (85,066)
                                                                                            --------------  --------------
 Total liabilities and shareholders' deficit . . . . . . . . . . . . . . . . . . . . . . .  $     162,831   $     162,833
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


                                         EMERITUS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                 (In thousands, except per share data)

                                            Three Months ended June 30,    Six Months ended June 30,
                                           ----------------------------  ----------------------------
                                               2003           2002           2003           2002
                                           -------------  -------------  -------------  -------------
Revenues:
  Community revenue. . . . . . . . . . . .  $     45,160   $     30,294   $     88,246   $     62,414
  Other service fees . . . . . . . . . . .         1,041          1,095          2,035          2,095
  Management fees. . . . . . . . . . . . .         3,197          2,626          6,294          5,651
                                            -------------  -------------  -------------  -------------
          Total operating revenues . . . .        49,398         34,015         96,575         70,160
                                            -------------  -------------  -------------  -------------

Expenses:
  Community operations . . . . . . . . . .        29,785         21,084         58,430         41,646
  General and administrative . . . . . . .         5,811          4,867         11,215          9,790
  Depreciation and amortization. . . . . .         1,840          1,675          3,687          3,526
  Facility lease expense . . . . . . . . .         9,325          7,410         17,929         14,138
                                            -------------  -------------  -------------  -------------
          Total operating expenses . . . .        46,761         35,036         91,261         69,100
                                            -------------  -------------  -------------  -------------
          Income (loss) from operations. .         2,637         (1,021)         5,314          1,060

Other income (expense):
  Interest income. . . . . . . . . . . . .           173            113            328            222
  Interest expense . . . . . . . . . . . .        (3,229)        (2,852)        (6,502)        (5,778)
  Other, net . . . . . . . . . . . . . . .         1,392           (174)         1,440           (741)
                                            -------------  -------------  -------------  -------------
          Net other expense. . . . . . . .        (1,664)        (2,913)        (4,734)        (6,297)
                                            -------------  -------------  -------------  -------------

          Net income (loss). . . . . . . .           973         (3,934)           580         (5,237)

Preferred stock dividends. . . . . . . . .         1,905          1,732          3,776          3,729
                                            -------------  -------------  -------------  -------------
          Net loss to common shareholders.  $       (932)  $     (5,666)  $     (3,196)  $     (8,966)
                                            =============  =============  =============  =============


Loss per common share - basic and diluted.  $      (0.09)  $      (0.56)  $      (0.31)  $      (0.88)
                                            =============  =============  =============  =============

Weighted average number of common shares
    outstanding - basic and diluted. . . .        10,249         10,200         10,248         10,198
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


                                                      EMERITUS CORPORATION
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (unaudited)
                                                         (In thousands)

                                                                                              Six  Months  Ended  June  30,
                                                                                           ------------------------------------
                                                                                                 2003               2002
                                                                                           -----------------  -----------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $            580   $         (5,237)
Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
    Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               101                115
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,687              3,526
    Amortization of deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (185)              (149)
    Loss on sale of properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                515
    Gain on sale of investment securities . . . . . . . . . . . . . . . . . . . . . . . .            (1,437)                 -
    Write off of deferred gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                (12)
    Changes in operating assets and liabilities . . . . . . . . . . . . . . . . . . . . .              (874)              (477)
                                                                                           -----------------  -----------------
          Net cash provided by (used in) operating activities . . . . . . . . . . . . . .             1,872             (1,719)
                                                                                           -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .            (1,174)              (808)
  Purchase of minority partner interest . . . . . . . . . . . . . . . . . . . . . . . . .                 -             (3,070)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . . . . . . .                 -             25,010
  Proceeds from sale of investment securities . . . . . . . . . . . . . . . . . . . . . .             2,949                  -
  Management and lease acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . .              (625)            (1,242)
  Advances to affiliates and other managed communities. . . . . . . . . . . . . . . . . .                (5)              (501)
  Proceeds from sales of interest in affiliates . . . . . . . . . . . . . . . . . . . . .                 -                750
  Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (127)              (107)
  Distributions to minority partners. . . . . . . . . . . . . . . . . . . . . . . . . . .              (250)              (250)
                                                                                           -----------------  -----------------
          Net cash provided by investing activities . . . . . . . . . . . . . . . . . . .               768             19,782
                                                                                           -----------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase plan. . . . . . . . . . . . .                43                 57
  (Increase) decrease in restricted deposits. . . . . . . . . . . . . . . . . . . . . . .               (22)               668
  Repayment of short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,367)            (1,733)
  Debt issue and other financing costs. . . . . . . . . . . . . . . . . . . . . . . . . .              (169)            (1,516)
  Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .               600             37,341
  Repayment of long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .               (59)           (51,732)
                                                                                           -----------------  -----------------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . .              (974)           (16,915)
                                                                                           -----------------  -----------------

          Net increase in cash and cash equivalents. . . . . . . .. . . . . . .  . .  . .             1,666              1,148

Cash and cash equivalents at the beginning of the period. . . . . . . . . . . . . . . . .             6,960              9,811
                                                                                           -----------------  -----------------

Cash and cash equivalents at the end of the period. . . . . . . . . . . . . . . . . . . .  $          8,626   $         10,959
                                                                                           =================  =================

Supplemental disclosure of cash flow information - cash paid during the period
    for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          6,397   $          6,926

Noncash investing and financing activities:
  Unrealized holding gains in investment securities . . . . . . . . . . . . . . . . . . .  $         (1,247)  $            249
  Accrued and in-kind preferred stock dividends . . . . . . . . . . . . . . . . . . . . .  $          3,776   $          3,729


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

                              EMERITUS CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of condensed consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

* Emeritus uses a captive insurance structure essentially to self-fund its primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. The Company also has an excess policy, which applies to claims in excess of the primary layer on a per claim basis. Losses within the primary layer, which include the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred.

* For health insurance, Emeritus self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

* For workers' compensation insurance for insured states (excluding Texas and compulsory State Funds), the Company is on an incurred loss, retrospective insurance policy, retroactively adjusted, upward or downward, based upon total incurred loss experience. The premium charged by the insurance underwriter is based upon a standard rate determined by the underwriter to cover, amongst other things, estimated losses and other fixed costs. The difference between the premium charged and the actuarial based estimate of costs, which is expensed on a monthly basis, is carried as an asset on the balance sheet. After the end of the policy year, the insurance company conducts an audit and adjusts the total premium based upon the actual payroll and actual incurred loss for the policy year. Any premium adjustment for the differences between estimated and actual payroll and estimated and actual losses will first be applied to the accrued asset and then as an adjustment to workers' compensation expense at the time such adjustment is determined. There is a reasonable expectation that the incurred loss adjustment will be downward, resulting in a premium refund. The incurred loss adjustment is limited to 50% of the standard premium with the initial adjustment six months after policy expiration on December 31, 2003, and annually thereafter. For work-related injuries in Texas, the Company is a non-subscriber, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis.

* Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


* Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 in the fourth quarter of 2002. Adoption did not have a material impact on the Company's financial condition and results of operations in the quarter ended June 30, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption did not have an impact on the Company's financial condition and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE's). A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity's expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective July 1, 2003, for variable interest entities that existed prior to February 1, 2003.

The Company is currently evaluating the impact of FIN No. 46 on all its current related party management agreements including those more fully discussed in the Company's December 31, 2002, Annual Report on Form 10-K, under Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," under sections denoted as "Emeritrust Transactions" and "Baty Transactions" as well as other management agreements and other arrangements with potential VIE's. Implementation of FIN No. 46 will more likely than not result in consolidation of both the Emeritrust I and Emeritrust II Development communities and possibly some of the other entities discussed in the referenced sections. Variable interest entities required to be consolidated, will be measured at fair value in accordance with the Interpretation and any difference between the net amount added to the balance sheet and any previously recognized interest shall be recognized as the cumulative effect of an accounting change in the Company's Condensed Consolidated Statements of Operations as of September 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. For public enterprises, such as the Company, this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management has determined that no financial instruments of the Company are covered by this pronouncement.

BASIS  OF  PRESENTATION

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2002 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2002 Form 10-K filed March 28, 2003. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

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

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


Had compensation costs for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share, would have been as follows:



                                                                  Three Months ended               Six Months ended
                                                                       June 30,                         June 30,
                                                           --------------------------------  --------------------------------
                                                                 2003            2002              2003            2002
                                                          ---------------  ---------------  ---------------  ---------------
                                                                       (In thousands, except per share data)
Net loss to common shareholders:
As reported . . . . . . . . . . . . . . . . . . . . . . .  $         (932)  $       (5,666)  $       (3,196)  $       (8,966)
Add:  Stock-based employee compensation expense
  included in reported net loss . . . . . . . . . . . . .               -                -                -                -
Deduct:  Stock-based employee compensation
  determined under fair value based method for all awards            (179)            (261)            (465)            (460)
                                                           ---------------  ---------------  ---------------  ---------------
Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $       (1,111)  $       (5,927)  $       (3,661)  $       (9,426)
                                                           ===============  ===============  ===============  ===============
Net loss per common share -- basic and diluted:
As reported . . . . . . . . . . . . . . . . . . . . . . .  $        (0.09)  $        (0.56)  $        (0.31)  $        (0.88)
                                                           ===============  ===============  ===============  ===============

Pro forma . . . . . . . . . . . . . . . . . . . . . . . .  $        (0.11)  $        (0.58)  $        (0.36)  $        (0.92)
                                                           ===============  ===============  ===============  ===============

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using the following weighted average assumptions:

                                              Three Months             Six Months
                                                 Ended                   Ended
                                                June 30,                June 30,
                                         --------------------  ------------------------
                                           2003       2002         2003         2002
                                         ---------  ---------  -------------  ---------
Expected life from vest date (in years)         4          4              4          4
Risk-free interest rate . . . . . . . .      1.96%       4.3%  1.96% - 2.57%       4.3%
Volatility. . . . . . . . . . . . . . .      90.0%      92.8%  90.0% - 90.4%      93.3%
Dividend yield. . . . . . . . . . . . .         -          -              -          -
Weighted average fair value . . . . . .      2.58       2.00           2.57       2.00



EMERITRUST  TRANSACTIONS

The Company holds interest in 45 communities referred to as the Emeritrust communities, including 24 Emeritrust I communities, 16 Emeritrust II Operating communities, and five Emeritrust II Development communities, under management agreements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In May 2002, the Company entered into an agreement with a third party operator where it would assume full control of a single Emeritrust I facility located in San

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


Bernardino, California for a set lease payment. As of April 1, 2003, this new operator exercised its option to purchase the community, thus reducing the number of Emeritrust I communities under management to 24. The Company does not recognize management fees on the Emeritrust communities as revenue in its condensed consolidated financial statements to the extent that it is funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by Emeritus under the management agreements. Correspondingly, the Company recognizes the funding obligation under the agreement, less the applicable management fees, as an expense in its condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, the Company recognizes the management fees less the funding obligation as management fee revenue in its condensed consolidated financial statements.

For the three months and six months ended June 30, 2003 and 2002, the total gross management fees earned, management fees recognized, and funding obligations accrued for all Emeritrust communities are shown in the tables below (In thousands):

Management  Fees  Earned:

                            Three Months Ended June 30,                    Six Months Ended June 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         989  $         402  $         587   $       1,836  $       1,100  $         736
Emeritrust II Operating .            493            479             14             987            965             22
Emeritrust II Development            179            229            (50)            364            397            (33)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,661  $       1,110  $         551   $       3,187  $       2,462  $         725
                           =============  =============  ==============  =============  =============  ==============


Management  Fees  Recognized:

                            Three Months Ended June 30,                    Six Months Ended June 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         989  $         402  $         587   $       1,826  $       1,100  $         726
Emeritrust II Operating .            493            479             14             987            965             22
Emeritrust II Development            172            203            (31)            354            358             (4)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,654  $       1,084  $         570   $       3,167  $       2,423  $         744
                           =============  =============  ==============  =============  =============  ==============



Funding  Obligation  Accrued:
                            Three Months Ended June 30,                    Six Months Ended June 30,
                           ----------------------------     Increase      ----------------------------      Increase
Communities                    2003           2002         (Decrease)         2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  --------------  -------------  --------------
Emeritrust I. . . . . . .  $           -  $           -  $           -   $          11   $           -  $          11
Emeritrust II Development              8             85            (77)            (20)            121           (141)
                           -------------  -------------  --------------  --------------  -------------  --------------
Total . . . . . . . . . .  $           8  $          85  $         (77)  $          (9)  $         121  $        (130)
                           =============  =============  ==============  ==============  =============  ==============



The management agreements and related options to purchase these communities expired June 30, 2003 (except that management agreements with respect to five communities continue until December 31, 2003). Because the Company was not in a position to exercise the options to acquire the communities prior to expiration, it is currently in discussions with the owners of the communities and their lenders to extend the management agreements and related purchase options. On July 2, 2003, the Company executed an initial extension of management agreement with respect to the Emeritrust II communities. The management and

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

purchase option agreement related to the Emeritrust II communities was amended to expire October 1, 2003, which will allow the owners of the communities, their lenders, and the Company to consider a longer-term agreement. The Company continues to operate under the existing operating structure of the Emeritrust I communities on a day-to-day basis pending resolution of the terms of financing, management, and purchase option agreements. While the Company believes that these arrangements will be extended, it cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If the Company is unsuccessful, it could lose the management fee revenue from these communities and future rights with respect to them.

EIGHT  BUILDING  LEASE  ACQUISITION

On May 1, 2003, the Company entered into a lease agreement with certain affiliates of Healthcare Realty Trust ("HRT"), a real estate investment trust, for eight assisted living communities (the "Properties") in four states containing an aggregate of 489 units.

The lease is for an initial 10-year period with three 5-year extensions and includes an opportunity for the Company to acquire the Properties anytime during the second year for $42.2 million and a purchase option in the third year at a 3% premium over the original purchase option price. In addition, the lease gives the Company the right of first refusal to purchase any of the properties if the owner decides to sell. The lease is a net lease, with base rent approximating $3.45 million annually with certain lease escalators. At the end of the first and second lease years, the lease escalator is based on a percentage of increased operating revenues, with an aggregate annual cap of $275,000. The lease escalators each year thereafter are based on increases in the consumer price index not to exceed 3.5% of the prior year's amount. HRT has agreed to fund up to $500,000 for capital expenditure requirements. The capital expenditures funded by HRT will increase the basis and purchase option and carry a 10% lease rate.

HRT also agreed to extend a $600,000 loan to the Company for working capital purposes and for capital and other improvements to the facilities. This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if the Company exercises its purchase option at any time on any facility, the pro rata principal portion of the loan will become due at the closing of such purchase.

The Properties in this acquisition are purpose-built assisted living communities in which the Company plans to offer both assisted and memory loss services.

ACCRUED  DIVIDENDS  ON  PREFERRED  STOCK

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to both the Series A and Series B preferred shareholders, which amounted to approximately $16.6 million at June 30, 2003, including all penalties for non-payment. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded basis retroactively, and the cumulative effect of approximately $294,000 was reflected in the first quarter of 2002. In addition, since the Company had not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series A and Series B stock in the Company's Articles of Incorporation, the Series A and B shareholders, as the case may be, may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. Under the Series A shareholders' agreement, however, the Series A shareholder's right to designate this additional director under the Articles is limited to circumstances in which they would not otherwise be entitled to name a director. Currently, the Series A shareholder does not have the right to designate an additional director. As of January 1, 2002, the Series B shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

On June 10, 2003, Emeritus announced in a press release that it had entered into an agreement to repurchase its Series A preferred stock from the sole shareholder for a total price of $20.0 million.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


The Series A Stock has a face value of $25.0 million with a $18.20 per share conversion price and a mandatory redemption date of October 2004. At June 30, 2003, the Series A Stock had accrued and unpaid dividends of approximately $9.6 million, which are included in the repurchase price and will therefore be extinguished as a part of the transaction.

On July 31, 2003, the Company repurchased Series A stock with a face value of $12.5 million for $10 million. As part of the purchase agreement, the holder of the Series A Preferred Stock has agreed to forego accrued and unpaid dividends of approximately $5.0 million. The Company anticipates recording a one-time gain of approximately $7.5 million, exclusive of transaction costs, in the third quarter. The purchase was financed through the previously announced lease transaction involving three communities in which the Company raised $10.2 million, further discussed below in "Other Transactions". The outside date of the original agreement has been extended to August 31, 2003, and continues to apply to the remainder of the Series A stock.

Series B dividends are to be paid in cash and in additional shares of Series B preferred shares. As of June 30, 2003, an additional 4,145 Series B preferred shares had been issued as paid-in-kind dividends for all periods prior to the second quarter of 2003. As of July 1, 2003, an additional 341 Series B preferred shares were issued as paid-in-kind dividends for the second quarter of 2003.

OTHER  TRANSACTIONS

In July 2003, the Company entered into a transaction involving three leased communities wherein the three leases were transferred to a new lessor. The Company received approximately $10.2 million in cash proceeds and anticipates recognizing a gain of approximately $6.3 million, which will be amortized over the remaining life of the leases. As part of the transaction, approximately $4.4 million in notes and interest receivable related to the three facilities were retired. The three facilities are purpose-built assisted living communities located in Auburn, Massachusetts; Louisville, Kentucky; and Rocky Hill, Connecticut.

Effective July 1, 2003, the Company ceased managing 12 Regent Assisted Living communities. On August 1, 2003, the Company ceased managing an additional
Regent  Assisted  Living  community.

LOSS  PER  SHARE

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares using the treasury stock method. The capital structure of Emeritus includes convertible debentures, redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. The assumed conversion and exercise of these securities have been excluded from the calculation of diluted net loss per share since their effect is anti-dilutive. The loss per common share was calculated on a dilutive basis without consideration of 10,588,066 and 10,193,900 potential common shares at June 30, 2003 and 2002, respectively, related to outstanding options, warrants, convertible debentures, and convertible preferred stock.

GAINS  ON  INVESTMENT  SECURITIES

On April 23, 2003, ARV announced that, at a special meeting held on that date, its shareholders voted to approve the Agreement and Plan of Merger, dated as of January 3, 2003, between ARV and Prometheus Assisted Living LLC ("Prometheus"). ARV further announced that the merger transaction closed and trading of the ARV stock on the American Stock Exchange ceased on April 23, 2003. Under the terms of the merger, shares of ARV's stock held by shareholders other than Prometheus and its affiliates were converted into the right to receive merger consideration of $3.90 per share, without interest. On April 25, 2003, the Company received approximately $2.9 million in exchange for its 755,884 shares of ARV common stock in which it had a cost basis of approximately $1.5 million, thus recognizing a gain of approximately $1.4 million, which is included in "Other, net" in the Company's Condensed Consolidated Statements of Operations and a reduction in "Accumulated other comprehensive gain" in the Company's Condensed Consolidated Balance Sheets.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


OTHER  COMPREHENSIVE  LOSS

Other comprehensive loss includes the following transactions for the three-month and six-month periods ended June 30, 2003 and 2002, respectively:



                                       Three Months ended June 30,       Six Months ended June 30,
                                     -------------------------------  --------------------------------
                                                              (In  thousands)
                                         2003             2002             2003             2002
                                    ---------------  ---------------  ---------------  ---------------
Net loss to common shareholders. .  $         (932)  $       (5,666)  $       (3,196)  $       (8,966)
Other comprehensive income:
     Unrealized holding gains
          on investment securities               -              121                -              249
                                    ---------------  ---------------  ---------------  ---------------
Comprehensive loss . . . . . . . .  $         (932)  $       (5,545)  $       (3,196)  $       (8,717)
                                    ===============  ===============  ===============  ===============


LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $31.4 million, although $4.9 million represents deferred revenue and $16.6 million of preferred dividends is due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 16 owned assisted living properties and 72 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At June 30, 2003, the Company complied with all such covenants, except in respect to one leased building. The Company has obtained a waiver from the lessor and is considered to be in full compliance as of June 30, 2003.

Management believes that the Company will be able to sustain positive operating cash flow at least through June 30, 2004, and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

OTHER  EVENTS

Alterra Healthcare Corporation ("Alterra"), a national assisted living company headquartered in Milwaukee, filed a voluntary Chapter 11 bankruptcy petition on January 22, 2003. On April 10, 2003, the Bankruptcy Court approved bidding procedures establishing a process for Alterra to seek and select a transaction to address its capital and liquidity needs upon completion of its bankruptcy reorganization by selling its capital stock or assets.

On July 23, 2003, the United States Bankruptcy Court for the District of Delaware approved a Merger Agreement which provides that an entity controlled by Emeritus Corporation, with capital from an affiliate of Fortress Investment Group LLC, will acquire Alterra upon the closing of the merger. The total

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


consideration provided under the Merger Agreement, subject to certain adjustments, is $76 million. Emeritus has guaranteed $6.9 million of such closing consideration. The transaction is conditioned on, among other things, confirmation of Alterra's Chapter 11 Plan of Reorganization, the consent of certain lenders and lessors, and the receipt of regulatory approvals. The transaction is expected to close in the fourth quarter of this year.

Upon emerging from its Chapter 11 reorganization, Alterra is expected to be comprised of approximately 310 communities with bed capacity of 13,000. Upon completing the acquisition, Emeritus will operate approximately 475 communities comprising 27,500 units in 38 states.



               [The rest of this page is intentionally left blank]

ITEM  2.         MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring seven and developing 20 communities in 1997, and developing five communities in 1998. During 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities to concentrate our efforts on improving the performance of our existing facilities. During 2002 and the first half of 2003, we have resumed pursuing, on a selective basis, management contracts and acquisition opportunities, which we believe will be beneficial to us.

In our consolidated portfolio, we had an increase in average monthly revenue per occupied unit to $2,757 for the first two quarters of 2003 from $2,525 for the first two quarters of 2002, primarily brought about by our rate enhancement program. This represents an average revenue increase of $232 per month per occupied unit, or 9.2%. The average occupancy rate decreased to 77.0% for the first two quarters of 2003 from 81.5% for the first two quarters of 2002. However, the year-to-year comparison of these results is skewed by the impact of the 24 building lease acquisition in the fourth quarter of 2002. The table below shows the results exclusive of this acquisition:

                                             Six months ended June 30,
                          -------------------------------------------------------------
                                             2003                             2002
                          ---------------------------------------------  --------------
                                 A             B              C                 D              E
                          -------------  --------------- --------------  --------------  --------------
                                           24 Building    (A  w/o  B)                        (C-D)
                           Consolidated      Lease                        Consolidated      Increase
                            Portfolio      Acquisition                     Portfolio       (Decrease)
                          -------------  --------------- --------------  --------------  --------------
  Average monthly revenue
   per occupied unit . .  $       2,757   $       3,009   $       2,698   $       2,525   $          173
                          ==============  ==============  ==============  ==============  ==============

 Average occupancy rate.           77.0%           64.3%           80.9%           81.5%          (0.6%)
                          ==============  ==============  ==============  ==============  ==============

In our total operated portfolio, which includes managed communities, we had an increase in average monthly revenue per occupied unit to $2,693 for the first two quarters of 2003 from $2,513 for the first two quarters of 2002, primarily brought about by our rate enhancement program. This represents an average revenue increase of $180 per month per occupied unit, or 7.2%. The average occupancy rate decreased to 78.6% for the first quarter of 2003 from 80.8% for the first quarter of 2002. However, the year-to-year comparison of these results is skewed by the impact of the 24 building lease acquisition in the fourth quarter of 2002. The table below shows the results exclusive of this acquisition:

                                             Six months ended June 30,
                          -------------------------------------------------------------
                                             2003                             2002
                          ---------------------------------------------  --------------
                                 A             B              C                 D              E
                          -------------  --------------- --------------  --------------  --------------
                              Total       24 Building     (A  w/o  B)         Total          (C-D)
                             Operated        Lease                           Operated       Increase
                             Portfolio     Acquisition                       Portfolio     (Decrease)
                          -------------  --------------- --------------  --------------  --------------
 Average monthly revenue
   per occupied unit . .  $       2,693   $       3,009   $       2,663   $       2,513   $          150
                          ==============  ==============  ==============  ==============  ==============

 Average occupancy rate.           78.6%           64.3%           80.3%           80.8%          (0.5%)
                          ==============  ==============  ==============  ==============  ==============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

While our focus during the upcoming year will be shifted toward integration of existing and pending acquisitions, we intend to continue evaluation of other acquisition opportunities. We are interested in opportunities that have neutral capitalization requirements, enhance or expand existing offerings, and offer upside potential, such as the eight community acquisition in May 2003. We do not believe our efforts to integrate Alterra Healthcare into our structure will preclude us from participating in these types of transactions.

The  following  table  sets  forth  a  summary  of  our  property  interests:


                                  As of June 30,        As of December 31,       As of June 30,
                                      2003                      2002                  2002
                              ----------------------  ----------------------  --------------------
                              Buildings     Units     Buildings     Units     Buildings     Units
                              ----------  ----------  ----------  ----------  ----------  ----------
Owned (1). . . . . . . . . .         17       1,687          17       1,687          16       1,579
Leased (1) . . . . . . . . .         75       5,768          67       5,279          44       3,716
Managed/Admin Services . . .         91       8,267          94       8,577          95       8,763
Joint Venture/Partnership. .          2         219           2         219           3         333
                              ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio. . .        185      15,941         180      15,762         158      14,391
                              ==========  ==========  ==========  ==========  ==========  ==========

     Percentage increase (2)        2.8%        1.1%       35.3%       28.7%       18.8%       17.5%

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.
(2) The percentage increase indicates the change from the prior year, or, in the case of June 30, 2003 and 2002, from the end of the prior year.

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

We have incurred net losses since our inception, and as of June 30, 2003, we had an accumulated deficit of approximately $158.5 million. These losses resulted from a number of factors, including:

* occupancy levels at our communities that were lower for longer periods than we originally anticipated;

* financing costs that we incurred as a result of multiple financing and refinancing transactions; and

* administrative and corporate expenses that we increased to facilitate our growth and maintain operations.

During 1998, we decided to reduce acquisition and development activities and dispose of select communities that had been operating at a loss. We believe that slowing our acquisition and development activities enabled us to use our resources more efficiently and increase our focus on enhancing community operations. In 2002 and through the second quarter of 2003, along with a focus on operations, we selectively acquired additional communities and new management contracts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


EMERITRUST  TRANSACTIONS

We hold interests in 45 communities referred to as the Emeritrust communities, including 24 Emeritrust I communities, 16 Emeritrust II Operating communities and five Emeritrust II Development communities, under management agreements described in our Annual Report on Form 10-K for the year ended December 31, 2002. In May 2002, we entered into an agreement with a third party operator where they would assume full control of a single Emeritrust I facility located in San Bernardino, California for a set lease payment. As of April 1, 2003, this new operator exercised its option to purchase the community, thus reducing the number of Emeritrust I communities under management to 24. We do not recognize management fees on the Emeritrust communities as revenue in our condensed consolidated financial statements to the extent that we are funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by us under the management agreements. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our condensed consolidated financial statements.

For the three months and six months ended June 30, 2003 and 2002, the total gross management fees earned, management fees recognized, and funding obligations accrued for all Emeritrust communities are shown in the tables below (In thousands):

Management  Fees  Earned:

                            Three Months Ended June 30,                    Six Months Ended June 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         989  $         402  $         587   $       1,836  $       1,100  $         736
Emeritrust II Operating .            493            479             14             987            965             22
Emeritrust II Development            179            229            (50)            364            397            (33)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,661  $       1,110  $         551   $       3,187  $       2,462  $         725
                           =============  =============  ==============  =============  =============  ==============


Management  Fees  Recognized:

                            Three Months Ended June 30,                    Six Months Ended June 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         989  $         402  $         587   $       1,826  $       1,100  $         726
Emeritrust II Operating .            493            479             14             987            965             22
Emeritrust II Development            172            203            (31)            354            358             (4)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,654  $       1,084  $         570   $       3,167  $       2,423  $         744
                           =============  =============  ==============  =============  =============  ==============



Funding  Obligation  Accrued:

                            Three Months Ended June 30,                    Six Months Ended June 30,
                           ----------------------------     Increase      ----------------------------      Increase
Communities                    2003           2002         (Decrease)         2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  --------------  -------------  --------------
Emeritrust I. . . . . . .  $           -  $           -  $           -   $          11   $           -  $          11
Emeritrust II Development              8             85            (77)            (20)            121           (141)
                           -------------  -------------  --------------  --------------  -------------  --------------
Total . . . . . . . . . .  $           8  $          85  $         (77)  $          (9)  $         121  $        (130)
                           =============  =============  ==============  ==============  =============  ==============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

The management agreements and related options to purchase these communities expired June 30, 2003 (except that management agreements with respect to five communities continue until December 31, 2003). Because we were not in a position to exercise the options to acquire the communities prior to expiration, we are currently in discussions with the owners of the communities and their lenders to extend the management agreements and related purchase options. On July 2, 2003, we executed an initial extension of management agreement with respect to the Emeritrust II communities. The management and the purchase option agreement related to the Emeritrust II communities was amended to expire October 1, 2003, which will allow us, the owners of the communities, and their lenders to consider a longer-term agreement. We continue to operate under the existing operating structure of the Emeritrust I communities on a day-to-day basis pending resolution of the terms of financing, management, and purchase option agreements. While we believe that these arrangements will be extended, we cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If we are unsuccessful, we could lose the management fee revenue from these communities and future rights with respect to them.

SERIES  A  PREFERRED  STOCK

On June 10, 2003, we announced in a press release that we had entered into an agreement to repurchase our Series A preferred stock from the sole shareholder for a total price of $20.0 million. The Series A Stock has a face value of $25.0 million with a $18.20 per share conversion price and a mandatory redemption date of October 2004. At June 30, 2003, the Series A Stock had accrued and unpaid dividends of approximately $9.6 million, which are included in the repurchase price and will therefore be extinguished as a part of the transaction.

On July 31, 2003, we repurchased Series A stock with a face value of $12.5 million for $10 million. As part of the purchase agreement, the holder of the Series A Preferred Stock has agreed to forego accrued and unpaid dividends of approximately $5.0 million. We anticipate recording a one-time gain of approximately $7.5 million, exclusive of transaction costs, in the third quarter. The purchase was financed through the previously announced lease transaction involving three communities in which we raised $10.2 million, further discussed below in "Other Transactions". The outside date of the original agreement has been extended to August 31, 2003, and continues to apply to the remainder of the Series A stock.

OTHER  TRANSACTIONS

In July 2003, we entered into a transaction involving three leased communities wherein the three leases were transferred to a new lessor. We received approximately $10.2 million in cash proceeds and anticipate recognizing a gain of approximately $6.3 million, which will be amortized over the remaining life of the leases. As part of the transaction approximately $4.4 million in notes and interest receivable related to the three facilities were retired. The three facilities are purpose-built assisted living communities located in Auburn, Massachusetts; Louisville, Kentucky; and Rocky Hill, Connecticut.

Effective July 1, 2003, we ceased managing 12 Regent Assisted Living communities. On August 1, 2003, we ceased managing an additional Regent Assisted Living community.

EIGHT  BUILDING  LEASE  ACQUISITION

On May 1, 2003, we entered into a lease agreement with certain affiliates of Healthcare Realty Trust ("HRT"), a real estate investment trust, for eight assisted living communities (the "Properties") in four states containing an aggregate of 489 units.

The lease is for an initial 10-year period with three 5-year extensions and includes an opportunity for us to acquire the Properties anytime during the second year for $42.2 million and a purchase option in the third year at a 3% premium over the original purchase option price. In addition, the lease gives us the right of first refusal to purchase any of the properties if the owner decides to sell. The lease is a net lease, with base rent approximating $3.45 million annually with certain lease escalators. At the end of the first and second lease years, the lease escalator is based on a percentage of increased operating revenues, with an aggregate annual cap of $275,000. The lease escalators each year thereafter are based on increases in the consumer

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


price index not to exceed 3.5% of the prior year's amount. HRT has agreed to fund up to $500,000 for capital expenditure requirements. The capital expenditures funded by HRT will increase the basis and purchase option and carry a 10% lease rate.

HRT also agreed to extend a $600,000 loan to us for working capital purposes and for capital and other improvements to the facilities. This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if we exercise our purchase option at any time on any facility, the pro rata principal portion of the loan will become due at the closing of such purchase.

The Properties in this acquisition are purpose-built assisted living communities in which we plan to offer both assisted and memory loss services to select communities.

GAINS ON INVESTMENT  SECURITIES

On April 23, 2003, ARV Assisted Living, Inc. ("ARV") announced that, at a special meeting held on that date, its shareholders voted to approve the Agreement and Plan of Merger, dated as of January 3, 2003, between ARV and Prometheus Assisted Living LLC ("Prometheus"). ARV further announced that the merger transaction closed and trading of the ARV stock on the American Stock Exchange ceased on April 23, 2003. Under the terms of the merger, shares of ARV's stock held by shareholders other than Prometheus and its affiliates were converted into the right to receive merger consideration of $3.90 per share, without interest. On April 25, 2003, we received approximately $2.9 million in exchange for our 755,884 shares of ARV common stock in which we had a cost basis of approximately $1.5 million, thus recognizing a gain of approximately $1.4 million, which is included in "Other, net" in our Condensed Consolidated Statements of Operations and a reduction in "Accumulated other comprehensive gain" in our Condensed Consolidated Balance Sheets.

OTHER  EVENTS

Alterra Healthcare Corporation ("Alterra"), a national assisted living company headquartered in Milwaukee, filed a voluntary Chapter 11 bankruptcy petition on January 22, 2003. On April 10, 2003, the Bankruptcy Court approved bidding procedures establishing a process for Alterra to seek and select a transaction to address its capital and liquidity needs upon completion of its bankruptcy reorganization by selling its capital stock or assets.

On July 23, 2003, the United States Bankruptcy Court for the District of Delaware approved a Merger Agreement which provides that an entity controlled by us, with capital from an affiliate of Fortress Investment Group LLC, will acquire Alterra upon the closing of the merger. The total consideration provided under the Merger Agreement, subject to certain adjustments, is $76 million. We have guaranteed $6.9 million of such closing consideration. The transaction is conditioned on, among other things, confirmation of Alterra's Chapter 11 Plan of Reorganization, the consent of certain lenders and lessors, and the receipt of regulatory approvals. The transaction is expected to close in the fourth quarter of this year.

Upon emerging from its Chapter 11 reorganization, Alterra is expected to be comprised of approximately 310 communities with bed capacity of 13,000. Upon completing the acquisition, we will operate approximately 475 communities comprising 27,500 units in 38 states.

RESULTS  OF  OPERATIONS

Critical  Accounting  Policies  and  Estimates.

Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives, bad debts, investments, intangible

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

* We use a captive insurance structure essentially to self-fund our primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. We also have an excess policy, which applies to claims in excess of the primary layer on a per claim basis. Losses within the primary layer, which include the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred.

* For health insurance, we self-insure up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

* For workers' compensation insurance for insured states (excluding Texas and compulsory State Funds), we are on an incurred loss, retrospective insurance policy, retroactively adjusted, upward or downward, based upon total incurred loss experience. The premium charged by the insurance underwriter is based upon a standard rate determined by the underwriter to cover, amongst other things, estimated losses and other fixed costs. The difference between the premium charged and the actuarial based estimate of costs, which is expensed on a monthly basis, is carried as an asset on the balance sheet. After the end of the policy year, the insurance company conducts an audit and adjusts the total premium based upon the actual payroll and actual incurred loss for the policy year. Any premium adjustment for the differences between estimated and actual payroll and estimated and actual losses will first be applied to the accrued asset and then as an adjustment to workers' compensation expense at the time such adjustment is determined. There is a reasonable expectation that the incurred loss adjustment will be downward, resulting in a premium refund. The incurred loss adjustment is limited to 50% of the standard premium with the initial adjustment six months after policy expiration on December 31, 2003, and annually thereafter. For work-related injuries in Texas, we are a non-subscriber, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis.

* We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

* We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period we made such determination.

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


                                                                                                      Period-to-Period
                                                                                                        Percentage
                                                                                                          Increase
                                                                                                         (Decrease)
                                                       Percentage  of  Revenues                 ----------------------------
                                     ----------------------------------------------------------   Three Months    Six Months
                                           Three Months ended             Six Months Ended           ended          ended
                                              June  30,                      June  30,              June  30,      June  30,
                                     ----------------------------  ----------------------------  -------------  -------------
                                         2003           2002           2003           2002         2003-2002      2003-2002
                                     -------------  -------------  -------------  -------------  -------------  -------------

Revenues. . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%          45.2%          37.6%
Expenses:
     Community operations . . . . .          60.3           62.0           60.5           59.3           41.3           40.3
     General and administrative . .          11.8           14.3           11.6           14.0           19.4           14.6
     Depreciation and amortization.           3.7            4.9            3.8            5.0            9.9            4.6
     Facility lease expense . . . .          18.9           21.8           18.6           20.2           25.8           26.8
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Total operating expenses .          94.7          103.0           94.5           98.5           33.5           32.1
                                     -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) from operations. . .            5.3           (3.0)           5.5            1.5            N/A          401.3
Other income (expense)
     Interest income. . . . . . . .           0.4            0.3            0.3            0.3           53.1           47.7
     Interest expense . . . . . . .          (6.5)          (8.4)          (6.7)          (8.2)          13.2           12.5
     Other, net . . . . . . . . . .           2.8           (0.5)           1.5           (1.1)           N/A            N/A
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Net other expense. . . . .          (3.3)          (8.6)          (4.9)          (9.0)         (42.9)         (24.8)
                                     -------------  -------------  -------------  -------------  -------------  -------------

         Net income (loss) . . . . .          2.0%        (11.6%)           0.6%         (7.5%)           N/A            N/A
                                     =============  =============  =============  =============  =============  =============


Comparison  of  the  three  months  ended  June  30,  2003  and  2002
---------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the three months ended June 30, 2003, increased by $15.4 million to $49.4 million from $34.0 million for the comparable period in 2002, or 45.2%.

Community revenue increased by approximately $14.9 million in the three months ended June 30, 2003, compared to the three months ended June 30, 2002. This increase is primarily due to additional revenue related to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which represent revenue of approximately $11.4 million, were included in our consolidated portfolio in the second quarter of 2003, but were not included in the comparable quarter of 2002. The remaining increase in revenue is attributed to the net effect of an increase in average monthly revenue per unit and a decrease in the occupancy rate. Average monthly revenue per unit (excluding the 24 community acquisition impact which was favorable by $64) was $2,694 for the second quarter of 2003 compared to $2,533 for the comparable quarter of 2002, an increase of approximately 6.4%. The occupancy rate for the second quarter of 2003 (excluding the 24 community acquisition impact which was unfavorable by 3.9 percentage points) decreased 0.2 percentage points from the prior year quarter.

Community Operations: Community operating expenses for the three months ended June 30, 2003, increased by $8.7 million to $29.8 million from $21.1 million in the second quarter of 2003, or 41.3%. The

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


change was primarily due to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which approximates $9.7 million, were included in our consolidated portfolio in the second quarter of 2003, but were not included in the comparable quarter of 2002. The increases attributable to the two lease acquisitions are partially offset by improvements in insurance bad debt, and other operating expenses. Our insurance expense improved mainly due to a change in our professional and general liability insurance structure, which is essentially a self-insured policy that reduces our insurance premiums in 2003 compared to 2002. Community operating expenses as a percentage of total operating revenue decreased to 60.3% in the second quarter of 2003 from 62.0% in the second quarter of 2002.

General and Administrative: General and administrative (G&A) expenses for the three months ended June 30, 2003, increased $944,000 to $5.8 million from $4.9 million for the comparable period in 2002, or 19.4%. As a percentage of total operating revenues, G&A expenses decreased to 11.8% for the three months ended June 30, 2003, compared to 14.3% for the three months ended June 30, 2002. G&A expenses increased primarily due to increases in the number of employees and normal increases in employee salaries. Recent growth in total communities managed through additional contracts has led to some added operational and administrative employees. Since approximately half of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 5.9% from 5.7% for the three months ended June 30, 2003 and 2002, respectively.

Depreciation and Amortization: Depreciation and amortization for the three months ended June 30, 2003, was $1.8 million compared to $1.7 million for the comparable period in 2002. In 2003, depreciation and amortization represents 3.7% of total operating revenues, compared to 4.9% for the comparable period in 2002. This decrease as a percentage of revenue is primarily due to increased revenue.

Facility Lease Expense: Facility lease expense for the three months ended June 30, 2003, was $9.3 million compared to $7.4 million for the comparable period of 2002, representing an increase of $1.9 million, or 25.8%. This increase is primarily due to the 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. We leased 75 communities as of June 30, 2003, compared to 44 leased communities as of June 30, 2002. The additional facility lease expense related to the acquired communities approximates $2.0 million. Facility lease expense as a percentage of revenues was 18.9% for the three months ended June 30, 2003, and 21.8% for the three months ended June 30, 2002.

Interest Income: Interest income for the three months ended June 30, 2003, was $173,000 versus $113,000 for the comparable period of 2002. This increase is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

Interest Expense: Interest expense for the three months ended June 30, 2003, was $3.2 million compared to $2.9 million for the comparable period of 2002. This increase of $377,000, or 13.2%, is primarily attributable to the repurchase of a previously leased community in the third quarter of 2002 and a refinance transaction related to 11 communities in December of 2002. As a percentage of total operating revenues, interest expense decreased to 6.5% from 8.4% for the three months ended June 30, 2003 and 2002, respectively.

Other, net: Other, net (expense) for the three months ended June 30, 2003, was income of $1.4 million compared to expense of $174,000 for the comparable period in 2002. The net change of $1.6 million is primarily comprised of recognizing a gain on the sale of our investment in ARV Assisted Living common stock of approximately $1.4 million, which is further discussed above in "Gains on Investment Securities".

Preferred dividends: For the three months ended June 30, 2003 and 2002, the preferred dividends were approximately $1.9 million and $1.7 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively, and the cumulative effect of approximately $294,000 was reflected in the first quarter

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

of 2002. In addition, since we have not paid these dividends for six consecutive quarters, under the Designation of Rights and Preferences of the Series A and Series B stock in the our Articles of Incorporation, the Series A and B shareholders, as the case may be, may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. Under the Series A shareholders' agreement, however, the Series A shareholder's right to designate this additional director under the Articles is limited to circumstances in which they would not otherwise be entitled to name a director. Currently, the Series A shareholder does not have the right to designate an additional director. As of January 1, 2002, the Series B shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Comparison  of  the  six  months  ended  June  30,  2003  and  2002
-------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the six months ended June 30, 2003, increased by $26.4 million to $96.6 million from $70.2 million for the comparable period in 2002, or 37.6%.

Community revenue increased by approximately $25.8 million in the six months ended June 30, 2003, compared to the six months ended June 30, 2002. This increase is primarily due to additional revenue related to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which represent revenue of approximately $20.9 million, were included in our consolidated portfolio in the first two quarters of 2003, but were not included in the comparable quarters of 2002. The remaining increase in revenue is attributed to the net effect of an increase in average monthly revenue per unit and a decrease in the occupancy rate. Average monthly revenue per unit (excluding the 24 community acquisition impact which was favorable by $60) was $2,698 for the first two quarters of 2003 compared to $2,525 for the comparable quarters of 2002, an increase of approximately 6.9%. The occupancy rate for the first two quarters of 2003 (excluding the 24 community acquisition impact which was unfavorable by 3.9 percentage points) decreased 0.6 percentage points from the first two quarters of the prior year.

Community Operations: Community operating expenses for the six months ended June 30, 2003, increased by $16.8 million to $58.4 million from $41.6 million in the first two quarters of 2003, or 40.3%. The change was primarily due to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which approximates $17.9 million, were included in our consolidated portfolio in the first two quarter of 2003, but were not included in the comparable quarters of 2002. The increases attributable to the two lease acquisitions are partially offset by improvements in insurance, bad debt, and other operating expenses. Our insurance expense improved mainly due to a change in our professional and general liability insurance structure, which is essentially a self-insured policy that reduces our insurance premiums in 2003 compared to 2002. Community operating expenses as a percentage of total operating revenue increased to 60.5% in the first two quarters of 2003 from 59.3% in the first two quarters of 2002.

General and Administrative: General and administrative (G&A) expenses for the six months ended June 30, 2003, increased $1.4 million to $11.2 million from $9.8 million for the comparable period in 2002, or 14.6%. As a percentage of total operating revenues, G&A expenses decreased to 11.6% for the six months ended June 30, 2003, compared to 14.0% for the six months ended June 30, 2002. G&A expenses increased primarily due to increases in the number of employees and normal increases in employee salaries, as well as, insurance costs. Recent growth in total communities managed through additional contracts has led to some added operational and administrative employees. Since approximately half of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities decreased to 5.7% from 5.8% for the six months ended June 30, 2003 and 2002, respectively.

Depreciation and Amortization: Depreciation and amortization for the six months ended June 30, 2003, was $3.7 million compared to $3.5 million for the comparable period in 2002. In 2003, depreciation and amortization represents 3.8% of total operating revenues, compared to 5.0% for the comparable period in 2002. This decrease as a percentage of revenue is primarily due to increased revenue.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Facility Lease Expense: Facility lease expense for the six months ended June 30, 2003, was $17.9 million compared to $14.1 million for the comparable period of 2002, representing an increase of $3.8 million, or 26.8%. This increase is primarily due to the 24 building lease acquisition in the fourth quarter of 2002 and the 8 building lease acquisition in the second quarter of 2003. We leased 75 communities as of June 30, 2003, compared to 44 leased communities as of June 30, 2002. The additional facility lease expense related to the acquired communities approximates $3.5 million for the first two quarters of 2003. The balance of the increase was attributable to variable rent escalation provisions in existing leases. Facility lease expense as a percentage of revenues was 18.6% for the six months ended June 30, 2003, and 20.2% for the six months ended June 30, 2002.

Interest Income: Interest income for the six months ended June 30, 2003, was $328,000 versus $222,000 for the comparable period of 2002. This increase is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

Interest Expense: Interest expense for the six months ended June 30, 2003, was $6.5 million compared to $5.8 million for the comparable period of 2002. This increase of $724,000, or 12.5%, is primarily attributable to the repurchase of a previously leased community in the third quarter of 2002, a refinance transaction related to 11 communities in December 2002, and a refinance transaction in January of 2003 which has a slightly higher interest rate, all of which constitute an increase of approximately $987,000. This increase is partially offset by a sale-leaseback transaction in the second quarter of 2002, which replaced interest expense with lease expense of approximately $206,000. As a percentage of total operating revenues, interest expense decreased to 6.7% from 8.2% for the six months ended June 30, 2003 and 2002, respectively.

Other, net: Other, net (expense) for the six months ended June 30, 2003, was income of $1.4 million compared to expense of $741,000 for the comparable period in 2002. The net change of $2.2 million is primarily comprised of the following items: In April 2003, we recognized a gain on the sale of our investment in ARV Assisted Living common stock of approximately $1.4 million. During the first two quarters of 2002, we repurchased a related party's economic interest in a 172-unit community resulting in an expense of $158,000 and the sale-leaseback of two communities and re-lease of two additional communities resulting in an expense of $372,000, for a combined impact of $530,000. The remaining difference is primarily attributable to amortization of deferred gains related to three communities of approximately $148,000.

Preferred dividends: For the six months ended June 30, 2003 and 2002, the preferred dividends were approximately $3.8 million and $3.7 million, respectively. Since dividends on the Series A shares were not paid for six consecutive quarters, the Series A dividends were calculated on a compounded cumulative basis, retroactively, and the cumulative effect of approximately $294,000 was reflected in the first quarter of 2002. In addition, since we have not paid these dividends for six consecutive quarters, under the Designation of Rights and Preferences of the Series A and Series B stock in our Articles of Incorporation, the Series A and B shareholders, as the case may be, may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. Under the Series A shareholders' agreement, however, the Series A shareholder's right to designate this additional director under the Articles is limited to circumstances in which they would not otherwise be entitled to name a director. Currently, the Series A shareholder does not have the right to designate an additional director. As of January 1, 2002, the Series B shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.


               [The rest of this page is intentionally left blank]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED


Same  Community  Comparison

We operated 59 communities on a comparable basis during both the three months ended June 30, 2003 and 2002. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended June 30, 2003 and 2002.


                                                          Three Months ended March 31,
                                                                (In thousands)
                                             ----------------------------------------------------
                                                                          Dollar     % Change
                                                 2003          2002       Change   Fav / (Unfav)
                                             ------------  ------------  --------  -------------
Revenue . . . . . . . . . . . . . . . . . .  $    33,734   $    32,204   $ 1,530            4.8%
Community operating expenses. . . . . . . .      (20,416)      (20,518)      102            0.5
                                             ------------  ------------  --------  -------------
    Community operating income. . . . . . .       13,318        11,686     1,632           14.0
Depreciation & amortization . . . . . . . .       (1,521)       (1,465)      (56)          (3.8)
Facility lease expense. . . . . . . . . . .       (6,979)       (7,125)      146            2.0
                                             ------------  ------------  --------  -------------
    Operating income. . . . . . . . . . . .        4,818         3,096     1,722           55.6
Interest expense, net . . . . . . . . . . .       (2,476)       (2,172)     (304)         (14.0)
                                             ------------  ------------  --------  -------------
    Operating income after interest expense  $     2,342   $       924   $ 1,418          153.5%
                                             ============  ============  ========  =============


The same communities represented $33.7 million or 68.3% of our total revenue of $49.4 million for the second quarter of 2003. Same community revenues increased by $1.5 million or 4.8% for the quarter ended June 30, 2003, from the comparable period in 2002. This increase is due to higher average revenue per unit and an increase in occupancy. Average revenue per occupied unit increased by $138 per month or 5.4%. Average occupancy increased to 81.7% in the second quarter of 2003 from 81.0% in the second quarter of 2002.

Community operating expenses increased approximately $102,000 due to a combination of factors: the increase in operating expenses was primarily due to added personnel expenses associated with our increasing emphasis on dementia care (Alzheimer's), normal salary increases, and other employee costs of $302,000, as well as decreases in other operating expense categories of $381,000. Occupancy expenses, consisting of facility lease expense, depreciation and amortization, and interest expense combined, increased approximately $214,000 as a result of the net effect of a refinancing transaction related to 11 buildings in December of 2002, and variable rent escalation related to other communities, partially offset by lower interest rates. For the quarter ended June 30, 2003, operating income after interest expense increased to $2.3 million from $924,000 for the comparable period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the six months ended June 30, 2003, net cash provided by operating activities was $1.9 million compared to $1.7 million used in operating activities for the comparable period in the prior year. The primary components of operating cash provided were the depreciation and amortization of $3.7 million and net income of $580,000 partially offset by the net increase in other operating assets and liabilities of $874,000. The primary components of operating cash used for the six months ended June 30, 2002, were the net loss of $5.2 million, partially offset by depreciation and amortization of $3.5 million.

Net cash provided by investing activities amounted to $768,000 for the six months ended June 30, 2003, and was comprised primarily of funds from the sale of investment securities of approximately $2.9 million, offset by purchases of approximately $1.2 million of various property and equipment, approximately $625,000 in management and lease acquisition cost, and $250,000 of partner distributions. Net cash provided by investing activities amounted to $19.8 million for the six months ended June 30, 2002, and was comprised primarily of funds of approximately $25.0 million related to the sale of two buildings offset by the purchase of minority interest in two buildings for approximately $3.1 million, repayment of advances by third parties and affiliates of $501,000 and additional lease acquisition costs of $1.2 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

For the six months ended June 30, 2003, net cash used in financing activities was $974,000 primarily from short-term debt repayments of $1.4 million, which include debt repayments related to the January 2003 refinancing transaction discussed above in "Other Transactions". Also related to that refinancing transaction, approximately $169,000 relates to debt issuance and other financing costs. These uses of cash were offset by proceeds from long-term borrowings of approximately $600,000. For the six months ended June 30, 2002, net cash used in financing activities was $16.9 million primarily from the repayment of long-term borrowings related to the sale, minority interest purchase, and lease transactions.

We have incurred significant operating losses since our inception and have a working capital deficit of $31.4 million, although $4.9 million represents deferred revenues and $16.6 million of preferred cash dividends is only due if declared by our board of directors. At times in the past, we have been dependent upon third party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2002 and continuing in the first quarter of 2003, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 16 owned assisted living properties and 72 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At June 30, 2003, we complied with all such covenants, except in respect to one leased building. We have obtained a waiver from the lessor and are considered to be in full compliance as of June 30, 2003.

Management believes that we will be able to sustain positive operating cash flow at least through June 30, 2004, and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

IMPACT  OF  INFLATION

To date, inflation has not had a significant impact on Emeritus. However, inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for a resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with rate enhancement programs without adversely affecting occupancy levels; increases in interest rates that would increase costs as a result of variable rate debt; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and making satisfactory arrangements for the continued operation of the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust communities beyond June 30, 2003, when our management agreements for those communities expire. On July 2, 2003, we executed an initial extension of management agreement with respect to the Emeritrust II communities. The management and the purchase option agreement related to the Emeritrust II communities was amended to expire October 1, 2003, which will allow us, the owners of the communities, and their lenders to consider a longer-term agreement. We continue to operate under the existing operating structure of the Emeritrust I communities on a day-to-day basis pending resolution of the terms of financing, management, and purchase option agreements. While we believe that these arrangements will be extended, we cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If we are unsuccessful, we could lose the management fee revenue from these communities and future rights with respect to them. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.



               [The rest of this page is intentionally left blank]

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At June 30, 2003, our variable rate borrowings totaled approximately $64.3 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of June 30, 2003, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $488,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of June 30, 2003, and does not consider changes in the actual level of borrowings that may occur subsequent to June 30, 2003. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, or our current funding requirements for the Emeritrust communities, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

ITEM  4.  CONTROLS  AND  PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

No change was made to our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



               [The rest of this page is intentionally left blank]

                           PART II. OTHER INFORMATION


ITEMS  1  THROUGH  3  AND  ITEM  5  ARE  NOT  APPLICABLE.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)  The Annual Meeting of Shareholders was held on June 11, 2003.

(b) All director nominees listed in the proxy statement were elected at the meeting.

NOMINEES  FOR  ELECTION
CLASS  I  DIRECTORS  (TERMS  TO  EXPIRE  IN  2006)

Patrick  Carter
David  W.  Niemiec

CONTINUING  DIRECTORS
CLASS  II  DIRECTORS  (TERMS  TO  EXPIRE  2004)

Raymond  R.  Brandstrom
David  T.  Hamamoto

CLASS  III  DIRECTORS  (TERMS  TO  EXPIRE  IN  2005)

Daniel  R.  Baty
Charles  P.  Durkin,  Jr.

(c) The following matters voted upon at the meeting received the number of votes set forth below:



Election of Directors:
----------------------


                                         Abstain or
Name                 For      Against  Broker Non-vote
----------------  ----------  -------  ---------------
Patrick Carter .  14,242,734        -           38,445
David W. Niemiec  14,242,734        -           38,445



Ratification of Independent Public Accountants:
-----------------------------------------------


For         Against  Abstain  Other Non-vote
----------  -------  -------  --------------
14,258,584   20,650    1,945               -


(d)     Not  applicable.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS


                                                                                                Footnote
  Number                              Description                                                Number
--------------------------------------------------------------------------------------------------------


 10.53      Emeritrust II Communities
           10.53.13  Fourth Amendment to Management Agreement (AL II - 14 Operating
                     Facilities) (GMAC) dated June 30, 2003, between the registrant, Emeritus
                     Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C. .      (1)
 31.1      Certification of Periodic Reports
           31.1.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated
                     August 8, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1)
           31.1.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom
                     dated August 8, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .      (1)
 32.1      Certification of Periodic Reports
           32.1.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated
                     August 8, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2) (3)
           32.1.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom
                     dated August 8, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .  (2) (3)
 99.1      Press Releases
           99.1.1  Press Release dated June 10, 2003, Emeritus Announces Intent to Retire
                     Preferred Stock and Termination of Regent Management Agreement. . . . . .      (1)
           99.1.2  Press Release dated July 2, 2003, Emeritus Announces Finance Transaction
                     for Three Communities.. . . . . . . . . . . . . . . . . . . . . . . . . .      (1)
           99.1.3  Press Release dated July 18, 2003, Emeritus is the Winning Bidder in
                     the Auction to Acquire Alterra Healthcare.. . . . . . . . . . . . . . . .      (1)
           99.1.4  Press Release dated July 24, 2003, US Bankruptcy Court Approves
                     Emeritus Bid to Acquire Alterra.. . . . . . . . . . . . . . . . . . . . .      (1)
           99.1.5  Press Release dated July 31, 2003, Emeritus Announces Repurchase of Half
                      its Series A Preferred Stock.. . . . . . . . . . . . . . . . . . . . . .      (1)
           99.1.6  Press Release dated August 7, 2003, reports on second quarter 2003 results.  (1) (4)

---------
(1)  Filed herewith
(2)  Furnished herewith
(3) A signed original of this written statement required by Section 906 has been provided to Emeritus Corporation and will be retained by Emeritus Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
(4) Filed as an exhibit to a Form 8-K dated August 7, 2003, filed on August 8, 2003, and incorporated herein by reference.

(B)  REPORTS  ON  FORM  8-K.

1. A report on Form 8-K dated May 8, 2003, was filed on May 12, 2003, related to a press release dated May 8, 2003, announcing the results of operations for the first quarter of 2003.

2. A report on Form 8-K dated May 1, 2003, was filed on July 15, 2003, related to the acquisition of 8 communities. This filing includes items 2 and 7 (Financial Statements of Business Acquired, Unaudited Pro Forma Financial Information, and Exhibits).

3. A report on Form 8-K dated August 7, 2003, was filed on August 8, 2003, related to a press release of that date announcing the results of operations for the second quarter of 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August  8,  2003

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