Form 10-Q
period 2003-09-30
EMERITUS CORP\WA\
filed 2003-11-07
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

               For the quarterly period ended September 30, 2003.

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

As of October 31, 2003, there were 10,263,063 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                      EMERITUS CORPORATION

                                              INDEX


                                 Part I.  Financial Information



                                                                                        Page No.
                                                                                        --------
Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

         Condensed Consolidated Balance Sheets as of September 30, 2003, and
         December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         2

         Condensed Consolidated Statements of Operations for the Three
         Months and Nine Months ended September 30, 2003 and 2002. .. .. . . . . . . .         3

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . .        4

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations . . . .. . . . . . . . . . . . .. . . . .. .  . . . . . . . .  .       17


Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk . . . .  . . .      33


Item 4.  Controls  and  Procedures  . . . . . . . . . . . .. . . . .. .  . . . . . . . .      33



                                 Part II.  Other Information

Note: Items 1 through 4 of Part II are omitted because they are not applicable.

Item  5.  Other Information . . . . . .  . . . . . . . . . . . . . . . . . . .. ... . .  . .  34

Item  6.  Exhibits  and  Reports  on  Form  8-K  . . . . . .  . . . .  . . . .  . . . .  . .  34


          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37


                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

               [The rest of this page is intentionally left blank]


                                                      EMERITUS CORPORATION
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (unaudited)
                                                (In thousands, except share data)
                                                             ASSETS
                                                                                                  September 30,    December 31,
                                                                                                      2003             2002
                                                                                                 ---------------  --------------
Current Assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       10,791   $       6,960
 Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           2,759
 Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,276           1,662
 Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,341           3,645
 Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           8,829           5,217
                                                                                                 ---------------  --------------
 Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,237          20,243
                                                                                                 ---------------  --------------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          94,491         119,583
Property held for development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,254           1,254
Notes receivable from and investments in affiliates . . . . . . . . . . . . . . . . . . . . . .           2,469           6,358
Restricted deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,613           5,555
Lease acquisition costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,054           6,081
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,221           3,759
                                                                                                 ---------------  --------------
 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      152,339   $     162,833
                                                                                                 ===============  ==============

                                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        3,161   $       3,604
 Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,404           3,108
 Accrued employee compensation and benefits . . . . . . . . . . . . . . . . . . . . . . . . . .           6,133           5,355
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,430           1,737
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,793           2,463
 Accrued dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,578          13,457
 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,279           9,080
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,750           2,884
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,590           5,040
                                                                                                 ---------------  --------------
 Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,118          46,728
                                                                                                 ---------------  --------------
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         114,648         119,887
Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,000          32,000
Deferred gain on sale of communities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38,069          20,324
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             282           2,508
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             530             894
                                                                                                 ---------------  --------------
 Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         229,647         222,341
                                                                                                 ---------------  --------------
Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             558
Redeemable preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 70,000 shares; issued and outstanding
    34,486 and 33,473 at September 30, 2003, and December 31, 2002, respectively. . . . . . . .               -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
    10,251,975 and 10,247,226 shares at September 30, 2003, and December 31, 2002, respectively               1               1
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          71,326          68,944
Accumulated other comprehensive gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           1,247
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (148,635)       (155,258)
                                                                                                 ---------------  --------------
 Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (77,308)        (85,066)
                                                                                                 ---------------  --------------
 Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  $      152,339   $     162,833
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




                                          EMERITUS CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                 (In thousands, except per share data)

                                                         Three Months ended            Nine Months ended
                                                            September 30,                 September 30,
                                                    ----------------------------  ----------------------------
                                                         2003           2002           2003           2002
                                                    -------------  -------------  -------------  -------------
Revenues:
  Community revenue. . . . . . . . . . . . . . . .  $     46,702   $     32,226   $    134,949   $     94,640
  Other service fees . . . . . . . . . . . . . . .         1,131          1,149          3,165          3,244
  Management fees. . . . . . . . . . . . . . . . .         2,376          2,662          8,671          8,313
                                                    -------------  -------------  -------------  -------------
          Total operating revenues . . . . . . . .        50,209         36,037        146,785        106,197
                                                    -------------  -------------  -------------  -------------

Expenses:
  Community operations . . . . . . . . . . . . . .        32,056         21,474         90,486         63,120
  General and administrative . . . . . . . . . . .         6,151          5,385         17,366         15,175
  Depreciation and amortization. . . . . . . . . .         1,799          1,653          5,486          5,179
  Facility lease expense . . . . . . . . . . . . .         9,767          7,282         27,697         21,420
                                                    -------------  -------------  -------------  -------------
          Total operating expenses . . . . . . . .        49,773         35,794        141,035        104,894
                                                    -------------  -------------  -------------  -------------
          Income from operations . . . . . . . . .           436            243          5,750          1,303

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . .           172             46            500            268
  Interest expense . . . . . . . . . . . . . . . .        (3,311)        (2,838)        (9,813)        (8,616)
  Other, net . . . . . . . . . . . . . . . . . . .            97           (153)         1,537           (894)
                                                    -------------  -------------  -------------  -------------
          Net other expense. . . . . . . . . . . .        (3,042)        (2,945)        (7,776)        (9,242)
                                                    -------------  -------------  -------------  -------------

          Net loss before income taxes. . .  . . .        (2,606)        (2,702)        (2,026)        (7,939)
          Provision for income taxes . . . . . . .          (576)             -           (576)             -
                                                    -------------  -------------  -------------  -------------
          Net loss . . . . . . . . . . . . . . . .        (3,182)        (2,702)        (2,602)        (7,939)

Preferred stock dividends. . . . . . . . . . . . .        (1,464)        (1,777)        (5,240)        (5,506)
Gain on repurchase of Series A preferred stock . .        14,465              -         14,465              -
                                                    -------------  -------------  -------------  -------------
          Net income (loss) to common shareholders  $      9,819   $     (4,479)  $      6,623   $    (13,445)
                                                    =============  =============  =============  =============

Income (loss) per common share:
    Basic. . . . . . . . . . . . . . . . . . . . .  $       0.96   $      (0.44)  $       0.65   $      (1.32)
                                                    =============  =============  =============  =============

    Diluted. . . . . . . . . . . . . . . . . . . .  $       0.63   $      (0.44)  $       0.59   $      (1.32)
                                                    =============  =============  =============  =============

Weighted average common shares outstanding:
    Basic. . . . . . . . . . . . . . . . . . . . .        10,252         10,215         10,249         10,204
                                                    =============  =============  =============  =============

    Diluted. . . . . . . . . . . . . . . . . . . .        18,687         10,215         11,311         10,204
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


                                                 EMERITUS CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                    (In thousands)

                                                                          Nine Months Ended September 30,
                                                                       ------------------------------------
                                                                              2003               2002
                                                                       -----------------  -----------------
Cash flows from operating activities:
          Net loss . . . . . . . . . . . . . . . . . . . . . . .  $         (2,602)  $         (7,939)
Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
    Minority interests . . . . . . . . . . . . . . . . . . . . .               152                141
    Depreciation and amortization. . . . . . . . . . . . . . . .             5,486              5,179
    Amortization of deferred gain. . . . . . . . . . . . . . . .              (387)              (244)
    Loss on sale of properties . . . . . . . . . . . . . . . . .                 -                515
    Impairment of long-lived asset . . . . . . . . . . . . . . .               950                  -
    Gain on sale of investment securities. . . . . . . . . . . .            (1,437)                 -
    Write down of lease acquisition costs. . . . . . . . . . . .                25                191
    Write off of deferred gain . . . . . . . . . . . . . . . . .                 -                243
    Changes in operating assets and liabilities. . . . . . . . .            (1,275)               850
                                                                  -----------------  -----------------
          Net cash provided by (used in) operating activities. .               912             (1,064)
                                                                  -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . .            (2,013)           (11,763)
  Purchase of minority partner interest. . . . . . . . . . . . .            (2,500)            (3,070)
  Sale of property and equipment . . . . . . . . . . . . . . . .            44,800             25,010
  Proceeds from sale of investment securities. . . . . . . . . .             2,949                  -
  Management and lease acquisition costs . . . . . . . . . . . .           (12,140)            (1,602)
  Advances to affiliates and other managed communities . . . . .              (190)              (603)
  Proceeds from sales of interest in affiliates. . . . . . . . .                 -                750
  Investment in affiliates . . . . . . . . . . . . . . . . . . .              (137)               (94)
  Distributions to minority partners . . . . . . . . . . . . . .              (250)              (500)
          Net cash provided by investing activities. . . . . . .            30,519              8,128
                                                                  -----------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase plan                 -                 57
  Increase in restricted deposits. . . . . . . . . . . . . . . .               (58)               (35)
  Repayment of short-term borrowings . . . . . . . . . . . . . .            (1,993)            (1,733)
  Debt issue and other financing costs . . . . . . . . . . . . .              (283)            (1,424)
  Repurchase of Series A preferred stock . . . . . . . . . . . .           (20,516)                 -
  Proceeds from long-term borrowings . . . . . . . . . . . . . .            19,600             46,818
  Repayment of long-term borrowings. . . . . . . . . . . . . . .           (24,350)           (53,097)
                                                                  -----------------  -----------------
          Net cash used in financing activities. . . . . . . . .           (27,600)            (9,414)
                                                                  -----------------  -----------------
          Net increase (decrease) in cash and cash equivalents .             3,831             (2,350)
Cash and cash equivalents at the beginning of the period . . . .             6,960              9,811
                                                                  -----------------  -----------------
Cash and cash equivalents at the end of the period . . . . . . .  $         10,791   $          7,461
                                                                  =================  =================

Supplemental disclosure of cash flow information -
    cash paid during the period for interest . . . . . . . . . .  $         10,120   $         10,220

Noncash investing and financing activities:
  Unrealized holding gains in investment securities. . . . . . .  $              -   $          1,020
  Accrued and in-kind preferred stock dividends. . . . . . . . .  $          5,240   $          5,506
  Gain on repurchase of Series A preferred stock . . . . . . . .  $         14,465   $              -
  Common stock warrants issued . . . . . . . . . . . . . . . . .  $          1,358   $              -


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

* For commercial general liability and professional liability insurance, Emeritus uses a captive insurance structure essentially to self-fund its primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. The Company also has an excess policy, which applies to claims in excess of the primary layer on a per occurrence basis. Losses within the primary layer, which include the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred.

* For health insurance, Emeritus self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

* For workers' compensation insurance for insured states (excluding Texas and compulsory State Funds), the Company is on an incurred loss, retrospective insurance policy, retroactively adjusted, upward or downward, based upon total incurred loss experience. The premium charged by the insurance underwriter is based upon a standard rate determined by the underwriter to cover, amongst other things, estimated losses and other fixed costs. The difference between the premium charged and the actuarial based estimate of costs, which is expensed on a monthly basis, is carried as an asset on the balance sheet. After the end of the policy year, the insurance company conducts an audit and adjusts the total premium based upon the actual payroll and actual incurred loss for the policy year. Any premium adjustment for the differences between estimated and actual payroll and estimated and actual losses will first be applied to the accrued asset and then as an adjustment to workers' compensation expense at the time such adjustment is determined. There is a reasonable expectation that the incurred loss adjustment will be downward, resulting in a premium refund. The incurred loss adjustment is limited to 50% of the standard premium with the initial adjustment six months after policy expiration on December 31, 2003, and annually thereafter. For work-related injuries in Texas, the Company is a non-subscriber, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis
..

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

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

In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 in the fourth quarter of 2002.

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

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE's). A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity's expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first interim or annual period ending after December 15, 2003, for variable interest entities that existed prior to February 1, 2003.

The Company is evaluating the impact of FIN No. 46 on all its current related party management agreements including those more fully discussed in the Company's December 31, 2002, Annual Report on Form 10-K, under Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," under sections denoted as "Emeritrust Transactions" and "Baty Transactions" as well as other management agreements and other arrangements with potential VIE's. Implementation of FIN No. 46 would have more likely than not resulted in consolidation of both the Emeritrust I and Emeritrust II communities and possibly some of the other entities discussed in the referenced sections. However, these relationships have been modified such that they are not believed to be VIE's under FIN No. 46. The Emeritrust II communities are leased as of September 30, 2003, and the operating results are now consolidated.

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

BASIS  OF  PRESENTATION

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002. The results of operations for the period ended September 30, 2003, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2002 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2002 Form 10-K filed March 28, 2003. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

               [The rest of this page is intentionally left blank]

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

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

Had compensation costs for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                                     Three Months ended              Nine Months ended
                                                                       September 30,                   September 30,
                                                            -------------------------------  --------------------------------
                                                                  2003              2002            2003            2002
                                                            ---------------  ---------------  ---------------  --------------
                                                                          (In thousands, except per share data)
Net income (loss) to common shareholders:
As reported. . . . . . . . . . . . . . . . . . . . . . . .  $        9,819   $       (4,479)  $        6,623   $      (13,445)
Add:  Stock-based employee compensation expense
  included in reported net income (loss) . . . . . . . . .               -                -                -                -
Deduct:  Stock-based employee compensation
  determined under fair value based method for all awards.            (129)             (62)            (594)            (522)
                                                            ---------------  ---------------  ---------------  ---------------
Pro forma. . . . . . . . . . . . . . . . . . . . . . . . .  $        9,690   $       (4,541)  $        6,029   $      (13,967)
                                                            ===============  ===============  ===============  ===============

Net income (loss) per common share:
As reported - Basic. . . . . . . . . . . . . . . . . . . .  $         0.96   $        (0.44)  $         0.65   $        (1.32)
                                                            ===============  ===============  ===============  ===============

Pro forma - Basic. . . . . . . . . . . . . . . . . . . . .  $         0.95   $        (0.44)  $         0.59   $        (1.37)
                                                            ===============  ===============  ===============  ===============

As reported - Diluted. . . . . . . . . . . . . . . . . . .  $         0.63   $        (0.44)  $         0.59   $        (1.32)
                                                            ===============  ===============  ===============  ===============

Pro forma - Diluted. . . . . . . . . . . . . . . . . . . .  $         0.57   $        (0.44)  $         0.53   $        (1.37)
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


                                         Three Months             Nine Months
                                            Ended                    Ended
                                         September 30,           September 30,
                                         -------------   ----------------------------
                                         2003   2002         2003          2002
                                         -----  -----    -------------  -------------
Expected life from vest date (in years)      4       4               4             4
Risk-free interest rate . . . . . . . .    1.96%   4.3%     1.96%-  4.3%    2.9%- 4.3%
Volatility. . . . . . . . . . . . . . .   90.0%   90.4%    89.3% - 91.1%   90.4%-93.3%
Dividend yield. . . . . . . . . . . . .      -       -                -             -
Weighted average fair value (per share)  $2.33   $1.24             $2.55         $2.00

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

GAINS  ON  INVESTMENT  SECURITIES

On April 23, 2003, ARV announced that, at a special meeting held on that date, its shareholders voted to approve the Agreement and Plan of Merger, dated as of January 3, 2003, between ARV and Prometheus Assisted Living LLC ("Prometheus"). ARV further announced that the merger transaction closed and trading of the ARV stock on the American Stock Exchange ceased on April 23, 2003. Under the terms of the merger, shares of ARV's stock held by shareholders other than Prometheus and its affiliates were converted into the right to receive merger consideration of $3.90 per share, without interest. On April 25, 2003, the Company received approximately $2.9 million in exchange for its 755,884 shares of ARV common stock in which it had a carrying value of approximately $1.5 million, thus recognizing a gain of approximately $1.4 million, which is included in "Other, net" in the Company's Condensed Consolidated Statements of Operations and a reduction in "Accumulated other comprehensive gain" in the Company's Condensed Consolidated Balance Sheets.

EMERITRUST  TRANSACTIONS

As of July 1, 2003, the Company held interests in 45 communities referred to as the Emeritrust communities, including 24 Emeritrust I communities, 16 Emeritrust II Operating communities, and five Emeritrust II Development communities, under management agreements. In August 2003, the Emeritrust I investors sold a building in Casper, Wyoming, reducing the number of Emeritrust I communities under management from 24 to 23. The Company does not recognize management fees on the Emeritrust communities as revenue in its condensed consolidated financial statements to the extent that it is funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by Emeritus under the management agreements. Correspondingly, the Company recognizes the funding obligation under the agreement, less the applicable management fees, as an expense in its condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, the Company recognizes the management fees less the funding obligation as management fee revenue in its condensed consolidated financial statements.

The management agreements and related options to purchase these communities expired June 30, 2003 (except that management agreements with respect to five communities were to continue until December 31, 2003). Because the Company was not in a position to exercise the options to acquire the communities prior to expiration, it was in discussions with the owners of the communities and their lenders to extend the management agreements and related purchase options. On July 2, 2003, the Company executed an initial extension of its management agreement with respect to the Emeritrust II communities. The management and purchase option agreements related to the Emeritrust II communities were amended to expire October 1, 2003, which allowed the owners of the communities, their lenders, and the Company to consider a longer-term agreement. On September 30, 2003, the Company acquired the leasehold interests of the 21 Emeritrust II communities. The Company facilitated the purchase of these communities by a real estate investment trust for a cash purchase price of $118.6 million and issued, or agreed to issue, to the seller warrants to purchase 500,000 shares of the Company's common stock. The Company financed the cash purchase price through a real estate investment trust with a combination of lease and mortgage financing in the aggregate amount of $121.5 million, which is described below under "21 Building Lease Acquisition and Debt Consolidation." The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. The Company included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs and will amortize them over the life of the lease.

The Company continued to operate under the existing operating structure of the Emeritrust I communities on a day-to-day basis pending renegotiation of the terms of financing, management, and purchase option agreements. In the third quarter of 2003, the Company executed a short-term extension of the management agreement from June 30, 2003, to January 2, 2004, and the Company's purchase option was terminated. As a result of recent sales or transfers of communities, it is likely that the number of Emeritrust I communities will have reduced from 24 to 21 communities. The interest rate on the underlying mortgage financing was

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

increased, effective July 1, 2003, which has the effect of decreasing the portion of the management fee that is dependent on 50% of the cash flow of the communities. Because of the decrease in the number of managed communities and the reduction in cash flow, the Company anticipates that management fees earned on the Emeritrust I communities will decline. The Company has also been indemnified against any funding obligations it may have under the extended management agreement by certain of the Emeritrust I investors, including Mr. Baty. The management agreement related to the Emeritrust I communities was further extended from January 2, 2004, to September 30, 2005. This longer-term extension of the management contract excludes any funding obligation, excludes a purchase option, and may be terminated by either party on 90 days notice. Subject to the lender's consent, the investor group may transfer one community in Grand Terrace, California, to an entity owned or controlled by Mr. Baty subject to mortgage financing of $3.2 million, the amount of the underlying mortgage financing allocated to this community. If the transfer occurs, Mr. Baty will lease the community to the Company under a 10-year lease with a fair value rental rate of (i) debt service (including interest and principal) computed on a $4.2 million base amount, the Emeritrust I mortgage interest rate and a 25 year amortization, and (ii) 50% of cash flow (after accounting for assumed management fees and capital expenditures). The base amount represents the principal amount of Emeritrust I mortgage debt allocated to this community and a portion of the debt reductions funded by Mr. Baty.

In connection with these management arrangements, Mr. Baty entered into an agreement with the investor group pursuant to which he guaranteed to the investor group (i) on or before September 30, 2005, the repayment of its invested capital together with a 6% rate of return, compounded annually, (less any cash distributions received) and (ii) the funding of operating deficits related to the Emeritrust I communities. Under these arrangements, Mr. Baty would also assume responsibility for the underlying GMAC debt. Mr. Baty secured these obligations through a pledge of unrelated partnership interests and capital stock. The prior agreements under which the investor group could require Mr. Baty to purchase up to 12 communities were terminated.

Additional information relating to the Emeritrust transactions is set forth in the Company's Form 8-K filed October 14, 2003.

For the three months and nine months ended September 30, 2003 and 2002, the total gross management fees earned, management fees recognized, and funding obligations accrued for all Emeritrust communities are shown in the tables below (In thousands):

Management  Fees  Earned:
                                Three Months Ended                             Nine Months Ended
                                  September 30,                                   September 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         510  $         511  $          (1)  $       2,346  $       1,611  $         735
Emeritrust II Operating .            493            486              7           1,479          1,451             28
Emeritrust II Development            176            183             (7)            540            579            (39)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,179  $       1,180  $          (1)  $       4,365  $       3,641  $         724
                           =============  =============  ==============  =============  =============  ==============


Management  Fees  Recognized:

                                Three Months Ended                             Nine Months Ended
                                  September 30,                                   September 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         510  $         349  $          161  $       2,335  $       1,449  $         886
Emeritrust II Operating .            493            486               7          1,479          1,451             28
Emeritrust II Development            172            170               2            525            529             (4)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,175  $       1,005  $          170  $       4,339  $       3,429  $         910
                           =============  =============  ==============  =============  =============  ==============

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)


Funding  Obligations  Accrued:

                                Three Months Ended                             Nine Months Ended
                                  September 30,                                   September 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $           -  $         162  $        (162)  $          11   $         162  $        (151)
Emeritrust II Development              4              2              2             (16)            123           (139)
                           -------------  -------------  --------------  --------------  -------------  --------------
Total . . . . . . . . . .  $           4  $         164  $        (160)  $          (5)  $         285  $        (290)
                           =============  =============  ==============  ==============  =============  ==============

ACCRUED  DIVIDENDS  ON  PREFERRED  STOCK

In a two-tranche transaction that closed on July 31, 2003, and August 28, 2003, the Company repurchased all of its outstanding shares of Series A Preferred Stock (the "Series A Stock") for an aggregate purchase price of $20.5 million, of which approximately $516,000 is due to transaction related expenses. The Series A Stock had a face value of $25.0 million. In addition, the holder of the Series A Stock agreed to forego approximately $10.1 million in accrued and unpaid dividends on the Series A Stock. The Company financed the first tranche through a previously announced lease transaction involving three communities in which the Company raised $10.2 million, discussed below in "Other Transactions". The second tranche was primarily financed through $7.5 million of mortgage debt with a real estate investment trust and proceeds from a sale-leaseback transaction involving four buildings, also discussed below in "Other Transactions". The mortgage debt is secured by the seven properties discussed above. The Company recognized a one-time gain of approximately $14.5 million, net of transaction costs, related to the repurchase of the Series A Stock, which reduced retained deficit and is shown as a separate line item on the Condensed Consolidated Statements of Operations in arriving at "Net income (loss) to common shareholders".

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to the Series B preferred shareholders, which amounted to approximately $7.6 million at September 30, 2003, including all penalties for non-payment. Since the Company had not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in the Company's Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Series B preferred dividends are to be paid in cash and in additional shares of Series B preferred shares. As of September 30, 2003, an additional 4,486 Series B preferred shares had been issued as paid-in-kind dividends for all periods prior to the third quarter of 2003. As of October 1, 2003, an additional 344 shares of Series B preferred stock were issued as paid-in-kind dividends for the third quarter of 2003.

EIGHT  BUILDING  ACQUISITION

On May 1, 2003, the Company entered into a lease agreement with certain affiliates of a real estate investment trust, for eight assisted living communities (the "Eight Properties") in four states containing an aggregate of 489 units.

The lease is for an initial 10-year period with three 5-year extensions and includes an opportunity for the Company to acquire the Eight Properties anytime during the second year for $42.2 million and a purchase option in the third year at a 3% premium over the original purchase option price. In addition, the lease gives the Company the right of first refusal to purchase any of the properties if the owner decides to sell. The lease is a net lease, with base rental approximating $3.45 million annually with a lease escalator at the end of the first and second lease years based on a percentage of increased operating revenues, with an aggregate annual cap of $275,000, and lease escalators each year thereafter based on increases in the consumer price index. The real estate investment trust has agreed to fund up to $500,000 for capital

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

expenditure requirements. The capital expenditures funded by the real estate investment trust will increase the basis and purchase option and carry a 10% lease rate.

The real estate investment trust also loaned $600,000 to the Company for general working capital purposes and for capital and other improvements to the Eight Properties. This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if the Company exercises its purchase option at any time on any of the Eight Properties, the pro rata principal portion of the loan will become due at the time the closing of the sale of such facility occurs.

The Eight Properties in this acquisition are purpose-built assisted living communities in which the Company plans to offer both assisted and memory loss services to select communities.

21  BUILDING  LEASE  ACQUISITION  AND  DEBT  CONSOLIDATION

On September 30, 2003, the Company entered into a master operating lease agreement to lease 21 assisted living communities previously managed as the Emeritrust II communities (the "21 Properties"). The agreement is an amended master operating lease agreement (the "Master Lease") with certain affiliates of a real estate investment trust. The Master Lease relates to four communities from a March 2002 lease transaction and the 21 Emeritrust II communities for a total of 25 communities.

The Master Lease is for an initial 15-year period with one 15-year renewal. In addition, the lease gives the Company the right of first refusal to purchase any of the 21 Properties if the owner decides to sell. The lease is a net lease, with base rent approximating $14.7 million annually with certain lease escalators.

The real estate investment trust also provided financing secured by the Company's leasehold mortgage in the 21 Properties of $11.5 million to the Company in connection with the Emeritrust II communities transaction. Additionally, the real estate investment trust and the Company agreed to consolidate this new debt with the $6.8 million in outstanding debt from the March 2002 transaction referenced above and the $7.5 million debt from the Series A Stock repurchase described above, which closed in August 2003, all as further discussed below in "Other Transactions". The new consolidated loan of $25.8 million matures on June 30, 2007, and bears an initial interest rate of 12.13% per annum with periodic increases up to 13%. The new note requires monthly interest-only payments in the first year, interest and principal starting in the second year, and a balloon principal payment at maturity. Additional principal reductions may occur, at the Company's option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios.

OTHER  TRANSACTIONS

In July 2003, the Company entered into a transaction involving three leased, purpose-built assisted living communities located in Louisville, Kentucky; Auburn, Massachusetts; and Rocky Hill, Connecticut, wherein the three leases with the Company were transferred to a new lessor. The Company received approximately $10.2 million in cash proceeds recognizing a gain of approximately $8.5 million, of which $2.2 million of deferred rent was reclassified as deferred gains, all of which was deferred and will be amortized over the remaining life of the leases. As part of the transaction, approximately $4.4 million in notes and interest receivable related to the three facilities was retired.

Effective July 1, 2003, the Company ceased managing 12 Regent Assisted Living communities. On August 1, 2003, the Company ceased managing an additional
Regent  Assisted  Living  community.

In August of 2003, a real estate investment trust provided mortgage financing for $7.5 million. The mortgage loan had a 36 month term and required interest-only payments and bore an initial interest rate of 12% per annum with periodic increases. This mortgage loan was subsequently consolidated with other then outstanding and newly issued debt as discussed above in "21 Building Lease Acquisition and Debt Consolidation".

On September 30, 2003, wholly owned subsidiaries of the Company, established pursuant to financing requirements, which owned three buildings and jointly owned one building, participated with a real estate

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

investment trust in the sale-leasebacks of four buildings, and the leasehold assets continue to be owned by the subsidiaries and are not available to satisfy debts or obligations of the consolidated Company. The four buildings are purpose-built assisted living communities located in Manassas, Virginia; Kirkland, Washington; Chelmsford, Massachusetts; and Ridgeland, Mississippi. The jointly owned building was 50% owned by the Company's subsidiary and 50% owned by an unrelated third party. The Company purchased the unrelated third party's interest for $2.5 million. The consideration for the transaction was paid by the real estate investment trust by assuming the underlying debt on the facilities and paying cash consideration to the Company. The Company received approximately $6.6 million in cash proceeds. As a result of this transaction, the Company recognized a gain of $9.9 million, which will be deferred over the term of the new operating leases.

Effective October 1, 2003, the Company ceased managing two communities located in Tacoma, Washington, and Coeur d'Alene, Idaho.

HORIZON  BAY  TRANSACTIONS

On September 30, 2003, the Company entered into an agreement to lease eight communities that the Company was then managing for a series of entities, which are owned or controlled by Dan Baty ("Baty entities"). These transactions are subject to the transfer of applicable licenses and the receipt of lender and landlord approvals, which the Company expects to occur within 90 days.

Under the terms of the agreement between the Company and the Baty entities, the Company has agreed to assume the existing leases relating to seven of the facilities, which are leased by the Baty entities. In lieu of acquiring the remaining community and assuming the existing mortgage financing, the Company has agreed, subject to securing necessary lender and licensure approvals, to enter into an agreement to lease the community from the applicable Baty entity for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). The debt which is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that Mr. Baty has agreed to acquire and lease to the Company, as described above in "Emeritrust Transactions". Annual rent relating to the eight communities is estimated at $3.7 million, plus annual rent escalators based upon changes in the consumer price level index. The Company will pay the Baty entities approximately $65,000, which represented their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between Emeritus and the Baty entities. Under the new agreement, obligations previously existing to fund operating losses do not continue. As a result, the Company may incur operating losses that will not be reimbursed.

               [The rest of this page is intentionally left blank]

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

INCOME  (LOSS)  PER  SHARE
The capital structure of Emeritus includes convertible debentures, and redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. Basic net income (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares.
Options and warrants are included under the "treasury stock method" to the extent they are dilutive. Certain shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures and preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

                             Three Months ended           Nine Months ended
                                September 30,               September 30,
                         --------------------------  --------------------------
                             2003          2002          2003          2002
                         ------------  ------------  ------------  ------------
Convertible Debentures.             -         1,455         1,455         1,455
Options . . . . . . . .            31         1,763            31         1,763
Warrants. . . . . . . .             -         1,000             -         1,000
Series A Preferred (1).             -         1,374         1,145         1,374
Series B Preferred. . .             -         4,590         4,714         4,590
                         ------------  ------------  ------------  ------------
                                   31        10,182         7,345        10,182
                         ============  ============  ============  ============

(1)  Repurchased  in  July  and  August  2003.

Dilutive potential common shares and adjustments to net income (loss) to common shareholders arising under the assumed conversion into common stock of the convertible debentures, Series A redeemable convertible preferred, and Series B convertible preferred stock are included under the "if-converted method".

The  following  table summarizes the computation of basic and diluted net income
(loss) per common share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):



                                                               Three Months ended            Nine Months ended
                                                                  September 30,                 September 30,
                                                         -----------------------------  -----------------------------
                                                             2003            2002           2003            2002
                                                         -------------  --------------  -------------  --------------
Basic:
Numerator for basic net income (loss) per share:
    Net income (loss) to common shareholders . . . . . .  $       9,819  $      (4,479)  $       6,623  $     (13,445)
                                                          =============  ==============  =============  ==============
Denominator for basic net income (loss) per share:
   Weighted average number of common shares outstanding.         10,252         10,215          10,249         10,204
                                                          =============  ==============  =============  ==============

Basic net income (loss) per share. . . . . . . . . . . .  $        0.96  $       (0.44)  $        0.65  $       (1.32)
                                                          =============  ==============  =============  ==============


Diluted:
Numerator for diluted net income (loss) per share:
    Net income (loss) to common shareholders . . . . . .  $       9,819  $      (4,479)  $       6,623  $     (13,445)
    Assumed conversion of convertible debentures . . . .            500              -               -              -
    Assumed conversion of Series A preferred stock . . .            476              -               -              -
    Assumed conversion of Series B preferred stock . . .            988              -               -              -
                                                          -------------  --------------  -------------  --------------
                                                          $      11,783  $      (4,479)  $       6,623  $     (13,445)
                                                          =============  ==============  =============  ==============

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

                                                               Three Months ended            Nine Months ended
                                                                  September 30,                 September 30,
                                                         -----------------------------  -----------------------------
                                                             2003            2002           2003            2002
                                                         -------------  --------------  -------------  --------------
Denominator for diluted net income (loss) per share:
    Weighted average number of common shares outstanding  $      10,252  $      10,215   $      10,249  $      10,204
    Assumed exercise of options and warrants . . . . . .          1,517              -           1,062              -
    Assumed conversion of convertible debentures . . . .          1,455              -               -              -
    Assumed conversion of Series A preferred stock . . .            687              -               -              -
    Assumed conversion of Series B preferred stock . . .          4,776              -               -              -
                                                          -------------  --------------  -------------  --------------
                                                          $      18,687  $      10,215   $      11,311  $      10,204
                                                          =============  ==============  =============  ==============

Diluted net income (loss) per share. . . . . . . . . . .  $        0.63  $       (0.44)  $        0.59  $       (1.32)
                                                          =============  ==============  =============  ==============

OTHER  COMPREHENSIVE  INCOME  (LOSS)

Other comprehensive income (loss) includes the following transactions for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively:

                                               Three Months ended                  Nine Months ended
                                                  September 30,                      September 30,
                                         --------------------------------  --------------------------------
                                                                  (In  thousands)
                                              2003             2002             2003             2002
                                         ---------------  ---------------  ---------------  ---------------
Net income (loss) to common shareholders.  $        9,819  $       (4,479)  $        6,623   $      (13,445)
Other comprehensive income:
     Unrealized holding gains
          on investment securities. . . .               -             771           (1,247)           1,020
                                           --------------  ---------------  ---------------  ---------------
Comprehensive income (loss) . . . . . . .  $        9,819  $       (3,708)  $        5,376   $      (12,425)
                                           ==============  ===============  ===============  ===============

LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $19.9 million, although $5.8 million represents deferred revenue and $7.6 million of preferred dividends is due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 12 owned assisted living properties and 97 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At September 30, 2003, the Company complied with all such covenants.

Management believes that the Company will be able to sustain positive operating cash flow at least through September 30, 2004, and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

The following table summarizes the Company's contractual obligations at September 30, 2003 (In thousands):

                                       Payments Due by Period
                         -----------------------------------------------------
                                    Less than                         After 5
Contractual Obligations    Total     1 year    1-3 years  4-5 years    years
                         ---------  ---------  ---------  ---------  ---------
Long-Term Debt. . . . .  $ 117,809  $     745  $  23,041  $  93,405  $     618
Operating Leases. . . .  $ 639,770  $  39,099  $ 102,940  $ 102,567  $ 395,164

OTHER  EVENTS

Alterra Healthcare Corporation ("Alterra"), a national assisted living company headquartered in Milwaukee, Wisconsin, filed a voluntary Chapter 11 bankruptcy petition on January 22, 2003. On April 10, 2003, the Bankruptcy Court approved bidding procedures establishing a process for Alterra to seek and select a transaction to address its capital and liquidity needs upon completion of its bankruptcy reorganization by selling its capital stock or assets.

The Company previously announced its intent to acquire Alterra through a joint venture entity controlled by Emeritus. The Company has renegotiated the terms of the joint venture with its partners under which an affiliate of Fortress Investment Group LLC, which was to contribute $1.5 million of equity and $62.5 million of debt, will now contribute $49 million of equity and $15 million of debt and have the right to appoint a majority of the directors of the reorganized Alterra. The Company's investment in Alterra will be $7.0 million, excluding any transaction costs. The transaction continues to be conditioned on, among other things, confirmation of Alterra's Chapter 11 Plan of Reorganization and the receipt of regulatory approvals, and is still expected to close in the fourth quarter of this year.



               [The rest of this page is intentionally left blank]

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering and began our expansion strategy.

Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time, acquiring 35 and developing 10 communities in 1996, acquiring seven and developing 20 communities in 1997, and developing five communities in 1998. During 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities to concentrate our efforts on improving the performance of our existing facilities. During 2002 and the first three quarters of 2003, we have resumed pursuing, on a selective basis, management contracts and acquisition opportunities, which we believe will be beneficial to us.

In our consolidated portfolio, we had an increase in average monthly revenue per occupied unit to $2,765 for the first three quarters of 2003 from $2,535 for the first three quarters of 2002, primarily brought about by our rate enhancement program. This represents an average revenue increase of $230 per month per occupied unit, or 9.1%. The average occupancy rate decreased to 77.1% for the first three quarters of 2003 from 81.8% for the first three quarters of 2002. However, the year-to-year comparison of these results is skewed by the impact of the 24 building lease acquisition in the fourth quarter of 2002 and the 8 building lease acquisition in the second quarter of 2003. The table below shows the results exclusive of these acquisitions:

                                          Nine months ended September 30,
                          -------------------------------------------------------------
                                              2003                           2002
                          ---------------------------------------------  --------------
                                A              B                 C             D                E
                                             Recent       (A without B)                       (C-D)
                           Consolidated      Lease                        Consolidated      Increase
                             Portfolio     Acquisitions                     Portfolio       (Decrease)
                          --------------  -------------  --------------  --------------  ---------------
 Average monthly revenue
   per occupied unit . .  $       2,765   $       2,981   $       2,703   $       2,535   $          168
                          ==============  ==============  ==============  ==============  ==============

 Average occupancy rate.           77.1%           65.1%           81.4%           81.8%          (0.4%)
                          ==============  ==============  ==============  ==============  ==============

In our total operated portfolio, which includes managed communities, we had an increase in average monthly revenue per occupied unit to $2,681 for the first three quarters of 2003 from $2,532 for the first three quarters of 2002, primarily brought about by our rate enhancement program. This represents an average revenue increase of $149 per month per occupied unit, or 5.9%. The average occupancy rate decreased to 78.8% for the first three quarters of 2003 from 81.1% for the first three quarters of 2002. However, the year-to-year comparison of these results is skewed by the impact of the 24 building lease acquisition in the fourth quarter of 2002 and the 8 building lease acquisition in the second quarter of 2003. The table below shows the results exclusive of these acquisitions:


                                          Nine months ended September 30,
                          -------------------------------------------------------------
                                              2003                           2002
                          ---------------------------------------------  --------------
                                A              B                 C             D                E
                              Total          Recent       (A without B)      Total            (C-D)
                             Operated        Lease                          Operated         Increase
                             Portfolio     Acquisitions                     Portfolio       (Decrease)
                          --------------  -------------  --------------  --------------  ---------------
 Average monthly revenue
   per occupied unit . .  $       2,681   $       2,981   $       2,646   $       2,532   $          114
                          ==============  ==============  ==============  ==============  ==============

 Average occupancy rate.           78.8%           65.1%           80.7%           81.1%          (0.4%)
                          ==============  ==============  ==============  ==============  ==============

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

While our focus during the upcoming year will be to continue evaluating other acquisition opportunities, we also intend to concentrate on integration of existing and pending acquisitions. We are interested in opportunities that have neutral capitalization requirements, enhance or expand existing offerings, and offer upside potential.

The  following  table  sets  forth  a  summary  of  our  property  interests:



                                          As  of September 30,     As of December 31,     As of September 30,
                                                  2003                    2002                   2002
                                         ----------------------  ----------------------  ----------------------
                                         Buildings     Units     Buildings     Units     Buildings     Units
                                         ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . . . .          14       1,458         17       1,687          17       1,687
Leased (1). . . . . . . . . . . . . . .         100       7,640         67       5,279          43       3,628
Managed/Admin Services (2). . . . . . .          54       5,206         94       8,577          93       8,505
Joint Venture/Partnership . . . . . . .           1         140          2         219           3         333
                                         ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . . . .         169      14,444        180      15,762         156      14,153

     Percentage increase (decrease) (3)      (6.1%)      (8.4%)       35.3%       28.7%       17.3%       15.6%

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.
(2) Buildings managed decreased due to termination of 13 Regent management contracts and the 21 Emeritrust II communities, which are leased as of September 30, 2003.
(3) The percentage increase (decrease) indicates the change from the prior year, or, in the case of September 30, 2003 and 2002, from the end of the prior year.

We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. Therefore, inflation or other circumstances that adversely affect seniors' ability to pay for assisted living services could have an adverse effect on our business. All sources of resident-related revenue other than residents' private resources constitute less than 10% of our total revenues.

We have incurred net losses since our inception, and as of September 30, 2003, we had an accumulated deficit of approximately $148.6 million. These losses resulted from a number of factors, including:

     * occupancy levels at our communities that were lower for longer periods than we originally anticipated;

     * financing costs that we incurred as a result of multiple financing and refinancing transactions; and

     * administrative and corporate expenses that we increased to facilitate our growth and maintain operations.

During 1998, we decided to reduce acquisition and development activities and dispose of select communities that had been operating at a loss. We believe that slowing our acquisition and development activities enabled us to use our resources more efficiently and increase our focus on enhancing community operations. In 2002 and through the third quarter of 2003, along with a focus on operations, we selectively acquired additional communities and new management contracts.

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

EMERITRUST  TRANSACTIONS

As of July 1, 2003, we held interests in 45 communities referred to as the Emeritrust communities, including 24 Emeritrust I communities, 16 Emeritrust II Operating communities and five Emeritrust II Development communities, under management agreements. In August 2003, the Emeritrust I investors sold a building in Casper, Wyoming, reducing the number of Emeritrust I communities under management from 24 to 23. We do not recognize management fees on the Emeritrust communities as revenue in our condensed consolidated financial statements to the extent that we are funding the cash operating losses that include them, although the amounts of the funding obligation each year include management fees earned by us under the management agreements. Correspondingly, we recognize the funding obligation under the agreement, less the applicable management fees, as an expense in our condensed consolidated financial statements under the category "Other, net". Conversely, if the applicable management fees exceed the funding obligation, we recognize the management fees less the funding obligation as management fee revenue in our condensed consolidated financial statements.

The management agreements and related options to purchase these communities expired June 30, 2003 (except that management agreements with respect to five communities were to continue until December 31, 2003). Because we were not in a position to exercise the options to acquire the communities prior to expiration, we were in discussions with the owners of the communities and their lenders to extend the management agreements and related purchase options. On July 2, 2003, we executed an initial extension of the management agreement with respect to the Emeritrust II communities. The management and purchase option agreement related to the Emeritrust II communities were amended to expire October 1, 2003, which allowed us, the owners of the communities, and their lenders to consider a longer-term agreement. On September 30, 2003, we acquired the leasehold interests of the 21 Emeritrust II communities. We facilitated the purchase of these communities by a real estate investment trust for a cash purchase price of $118.6 million and issued, or agreed to issue, to the seller warrants to purchase 500,000 shares of our common stock. We financed the cash purchase price through a real estate investment trust with a combination of lease and mortgage financing in the aggregate amount of $121.5 million, which is described below under "21 Building Lease Acquisition and Debt Consolidation." The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. We included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs and will amortize them over the life of the lease.

We continued to operate under the existing operating structure of the Emeritrust I communities on a day-to-day basis pending renegotiation of the terms of financing, management, and purchase option agreements. In the third quarter of 2003, we executed a short-term extension of the management agreement from June 30, 2003, to January 2, 2004, and our purchase option was terminated. As a result of recent sales or transfers of communities, it is likely that the number of Emeritrust I communities will have reduced from 24 to 21 communities. The interest rate on the underlying mortgage financing was increased, effective July 1, 2003, which has the effect of decreasing the portion of the management fee that is dependent on 50% of the cash flow of the communities. Because of the decrease in the number of managed communities and the reduction in cash flow, we anticipate that management fees earned on the Emeritrust I communities will decline. We have also been indemnified against any funding obligations we may have under the extended management agreement by certain of the Emeritrust I investors, including Mr. Baty. The management agreement related to the Emeritrust I communities was further extended from January 2, 2004, to September 30, 2005. This longer-term extension of the management contract excludes any funding obligation, excludes a purchase option, and may be terminated by either party on 90 days notice. Subject to the lender's consent, the investor group may transfer one community in Grand Terrace, California, to an entity owned or controlled by Mr. Baty subject to mortgage financing of $3.2 million, the amount of the underlying mortgage financing allocated to this community. If the transfer occurs, Mr. Baty will lease the community to us under a 10-year lease with a fair value rental rate of (i) debt service (including interest and principal) computed on a $4.2 million base amount, the Emeritrust I mortgage interest rate and a 25 year amortization, and (ii) 50% of cash flow (after accounting for assumed management fees and capital expenditures). The base amount represents the principal amount of Emeritrust I mortgage debt allocated to this community and a portion of the debt reductions funded by Mr. Baty.

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

In connection with these management arrangements, Mr. Baty entered into an agreement with the investor group pursuant to which he guaranteed to the investor group (i) on or before September 30, 2005, the repayment of its invested capital together with a 6% rate of return, compounded annually, (less any cash distributions received) and (ii) the funding of operating deficits related to the Emeritrust I communities. Under these arrangements, Mr. Baty would also assume responsibility for the underlying GMAC debt. Mr. Baty secured these obligations through a pledge of unrelated partnership interests and capital stock. The prior agreements under which the investor group could require Mr. Baty to purchase up to 12 communities were terminated.

Additional information relating to the Emeritrust transactions is set forth in our Form 8-K filed October 14, 2003.

For the three months and nine months ended September 30, 2003 and 2002, the total gross management fees earned, management fees recognized, and funding obligations accrued for all Emeritrust communities are shown in the tables below (In thousands):

Management  Fees  Earned:
                                Three Months Ended                             Nine Months Ended
                                  September 30,                                   September 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         510  $         511  $          (1)  $       2,346  $       1,611  $         735
Emeritrust II Operating .            493            486              7           1,479          1,451             28
Emeritrust II Development            176            183             (7)            540            579            (39)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,179  $       1,180  $          (1)  $       4,365  $       3,641  $         724
                           =============  =============  ==============  =============  =============  ==============


Management  Fees  Recognized:

                                Three Months Ended                             Nine Months Ended
                                  September 30,                                   September 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $         510  $         349  $          161  $       2,335  $       1,449  $         886
Emeritrust II Operating .            493            486               7          1,479          1,451             28
Emeritrust II Development            172            170               2            525            529             (4)
                           -------------  -------------  --------------  -------------  -------------  --------------
Total . . . . . . . . . .  $       1,175  $       1,005  $          170  $       4,339  $       3,429  $         910
                           =============  =============  ==============  =============  =============  ==============


Funding  Obligations  Accrued:

                                Three Months Ended                             Nine Months Ended
                                  September 30,                                   September 30,
                           ----------------------------     Increase     ----------------------------     Increase
Communities                    2003           2002         (Decrease)        2003           2002         (Decrease)
-------------------------  -------------  -------------  --------------  -------------  -------------  --------------
Emeritrust I. . . . . . .  $           -  $         162  $        (162)  $          11   $         162  $        (151)
Emeritrust II Development              4              2              2             (16)            123           (139)
                           -------------  -------------  --------------  --------------  -------------  --------------
Total . . . . . . . . . .  $           4  $         164  $        (160)  $          (5)  $         285  $        (290)
                           =============  =============  ==============  ==============  =============  ==============

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

SERIES  A  PREFERRED  STOCK

In a two-tranche transaction that closed on July 31, 2003, and August 28, 2003, we repurchased all the outstanding shares of our Series A Preferred Stock (the "Series A Stock") for an aggregate purchase price of $20.5 million, of which approximately $516,000 is due to transaction related expenses. The Series A Stock had a face value of $25.0 million. In addition, the holder of the Series A Stock agreed to forego approximately $10.1 million in accrued and unpaid dividends. We financed the first tranche through a previously announced lease transaction involving three communities in which we raised $10.2 million, discussed below in "Other Transactions". The second tranche was primarily financed through $7.5 million of secured mortgage debt with a real estate investment trust and proceeds from a sale-leaseback transaction involving four buildings, also discussed below in "Other Transactions". The mortgage debt is secured by the seven properties discussed above. We recognized a one-time gain of approximately $14.5 million, net of transaction costs, related to the repurchase of the Series A Stock, which reduced retained deficit and is shown as a separate line item on the Condensed Consolidated Statements of Operations in arriving at "Net income (loss) to common shareholders".

EIGHT  BUILDING  ACQUISITION

On May 1, 2003, we entered into a lease agreement with certain affiliates of a real estate investment trust, for eight assisted living communities (the "Eight Properties") in four states containing an aggregate of 489 units.

The lease is for an initial 10-year period with three 5-year extensions and includes an opportunity for us to acquire the Eight Properties anytime during the second year for $42.2 million and a purchase option in the third year at a 3% premium over the original purchase option price. In addition, the lease gives us the right of first refusal to purchase any of the properties if the owner decides to sell. The lease is a net lease, with base rental approximating $3.45 million annually with a lease escalator at the end of the first and second lease years based on a percentage of increased operating revenues, with an aggregate annual cap of $275,000, and lease escalators each year thereafter based on increases in the consumer price index. The real estate investment trust has agreed to fund up to $500,000 for capital expenditure requirements. The capital expenditures funded by the real estate investment trust will increase the basis and purchase option and carry a 10% lease rate.

The real estate investment trust also loaned $600,000 to us for general working capital purposes and for capital and other improvements to the Eight Properties. This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if we exercise our purchase option at any time on any of the Eight Properties, the pro rata principal portion of the loan will become due at the time the closing of such facility occurs.

The Eight Properties in this acquisition are purpose-built assisted living communities in which we plan to offer both assisted and memory loss services to select communities.

21  BUILDING  LEASE  ACQUISITION  AND  DEBT  CONSOLIDATION

On September 30, 2003, we entered into a master operating lease agreement to lease 21 assisted living communities previously managed as the Emeritrust II communities (the "21 Properties"). The agreement is an amended master operating lease agreement (the "Master Lease") with certain affiliates of a real estate investment trust. The Master Lease relates to four communities from a March 2002 lease transaction and the 21 Emeritrust II communities for a total of 25 communities.

The Master Lease is for an initial 15-year period with one 15-year renewal. In addition, the lease gives us the right of first refusal to purchase any of the 21 Properties if the owner decides to sell. The lease is a net lease, with base rent approximating $14.7 million annually with certain lease escalators.

The real estate investment trust also provided financing secured by our leasehold mortgage in the 21 Properties of $11.5 million in connection with the Emeritrust II communities transaction. Additionally, the real estate investment trust agreed to consolidate this new debt with the $6.8 million in outstanding debt

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

from the March 2002 transaction referenced above and the $7.5 million debt from the Series A Stock repurchase described above, which closed in August 2003, all as further discussed below in "Other Transactions". The new consolidated loan of $25.8 million matures on June 30, 2007, and bears an initial interest rate of 12.13% per annum with periodic increases up to 13%. The new note requires monthly interest-only payments in the first year, interest and principal starting in the second year, and a balloon principal payment at maturity. Additional principal reductions may occur, at our option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios.

OTHER  TRANSACTIONS

In July 2003, we entered into a transaction involving three leased, purpose-built assisted living communities located in Louisville, Kentucky; Auburn, Massachusetts; and Rocky Hill, Connecticut, wherein the three leases with us were transferred to a new lessor. We received approximately $10.2 million in cash proceeds and recognized a gain of approximately $8.5 million, of which $2.2 million of deferred rent was reclassified as deferred gains, all of which was deferred and will be amortized over the remaining life of the leases. As part of the transaction, approximately $4.4 million in notes and interest receivable related to the three facilities was retired.

Effective July 1, 2003, we ceased managing 12 Regent Assisted Living communities. On August 1, 2003, we ceased managing an additional Regent Assisted Living community.

In August of 2003, a real estate investment trust provided mortgage financing for $7.5 million. The mortgage loan had a 36 month term and required interest-only payments and bore an initial interest rate of 12% per annum with periodic increases. This mortgage loan was subsequently consolidated with other then outstanding and newly issued debt as discussed above in "21 Building Lease Acquisition and Debt Consolidation".

On September 30, 2003, our wholly owned subsidiaries, established pursuant to financing requirements, which owned three buildings and jointly owned one building, participated with a real estate investment trust in the sale-leasebacks of four buildings, and the leasehold assets continue to be owned by the subsidiaries and are not available to satisfy debts or obligations of the consolidated Company. The four buildings are purpose-built assisted living communities located in Manassas, Virginia; Kirkland, Washington; Chelmsford, Massachusetts; and Ridgeland, Mississippi. The jointly owned building was 50% owned by our subsidiary and 50% owned by an unrelated third party. We purchased the unrelated third party interest for $2.5 million. The consideration for the transaction was paid by the real estate investment trust by assuming the underlying debt on the facilities and paying cash consideration to us. We received approximately $6.6 million in cash proceeds. As a result of this transaction, we recognized a gain of $9.9 million, which will be deferred over the term of the new operating leases.

Effective October 1, 2003, we ceased managing two communities located in Tacoma, Washington, and Coeur d'Alene, Idaho.

HORIZON  BAY  TRANSACTIONS

On September 30, 2003, we entered into an agreement to lease eight communities that we were then managing for a series of entities, which are owned or controlled by Dan Baty ("Baty entities"). These transactions are subject to the transfer of applicable licenses and receipt of lender and landlord approvals, which we expect to occur within 90 days.

Under the terms of the agreement between us and the Baty entities, we have agreed to assume the existing leases relating to seven of the facilities, which are leased by the Baty entities. In lieu of acquiring the remaining community and assuming the existing mortgage financing, we have agreed, subject to securing necessary lender and licensure approvals, to enter into an agreement to lease the community from the applicable Baty entity for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). The debt which is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that Mr. Baty has agreed to acquire and lease to us, as described above in "Emeritrust Transactions". Annual rent relating to the eight communities is

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

estimated at $3.7 million, plus annual rent escalators based upon changes in the consumer price level index. We will pay the Baty entities approximately $65,000, which represented their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between us and the Baty entities. Under the new agreement, obligations previously existing to fund operating losses do not continue. As a result, we may incur operating losses that will not be reimbursed.


OTHER  EVENTS

Alterra Healthcare Corporation ("Alterra"), a national assisted living company headquartered in Milwaukee, Wisconsin, filed a voluntary Chapter 11 bankruptcy petition on January 22, 2003. On April 10, 2003, the Bankruptcy Court approved bidding procedures establishing a process for Alterra to seek and select a transaction to address its capital and liquidity needs upon completion of its bankruptcy reorganization by selling its capital stock or assets.

We previously announced our intent to acquire Alterra through a joint venture entity controlled by us. We have renegotiated the terms of the joint venture with its partners under which an affiliate of Fortress Investment Group LLC, which was to contribute $1.5 million of equity and $62.5 million of debt, will now contribute $49 million of equity and $15 million of debt and have the right to appoint a majority of the directors of the reorganized Alterra. Our investment in Alterra will be $7.0 million, excluding any transaction costs. The transaction continues to be conditioned on, among other things, confirmation of Alterra's Chapter 11 Plan of Reorganization and the receipt of regulatory approvals, and is still expected to close in the fourth quarter of this year.



               [The rest of this page is intentionally left blank]

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

RESULTS  OF  OPERATIONS

Critical  Accounting  Policies  and  Estimates.

Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives, bad debts, investments, intangible assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

* For commercial general liability and professional liability insurance, we use a captive insurance structure essentially to self-fund our primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. We also have an excess policy, which applies to claims in excess of the primary layer on a per occurrence basis. Losses within the primary layer, which include the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred.

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

                                                                                                      Period-to-Period
                                                                                                        Percentage
                                                                                                          Increase
                                                                                                         (Decrease)
                                                       Percentage  of  Revenues                 ----------------------------
                                     ----------------------------------------------------------   Three Months   Nine Months
                                           Three Months ended            Nine Months Ended           ended          ended
                                             September 30,                September 30,           September 30,  September 30,
                                     ----------------------------  ----------------------------  -------------  -------------
                                          2003           2002          2003           2002         2003-2002      2003-2002
                                     -------------  -------------  -------------  -------------  -------------  -------------

Revenues. . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%          39.3%          38.2%
Expenses:
     Community operations . . . . .          63.8           59.6           61.6           59.4           49.3           43.4
     General and administrative . .          12.3           14.9           11.8           14.3           14.2           14.4
     Depreciation and amortization.           3.6            4.6            3.7            4.9            8.8            5.9
     Facility lease expense . . . .          19.4           20.2           18.9           20.2           34.1           29.3
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Total operating expenses .          99.1           99.3           96.0           98.8           39.1           34.5
                                     -------------  -------------  -------------  -------------  -------------  -------------
Income from operations. . . . . . .           0.9            0.7            4.0            1.2           79.4          341.3
Other income (expense)
     Interest income. . . . . . . .           0.3            0.1            0.3            0.3          273.9           86.6
     Interest expense . . . . . . .          (6.6)          (7.9)          (6.7)          (8.2)          16.7           13.9
     Other, net . . . . . . . . . .           0.2           (0.4)           1.0           (0.8)           N/A            N/A
                                     -------------  -------------  -------------  -------------  -------------  -------------
         Net other expense. . . . .          (6.1)          (8.2)          (5.4)          (8.7)           3.3          (15.9)
                                     -------------  -------------  -------------  -------------  -------------  -------------

         Net loss . . . . . . . . .         (5.2%)         (7.5%)         (1.4%)         (7.5%)           N/A            N/A
                                     =============  =============  =============  =============  =============  =============



               [The rest of this page is intentionally left blank]

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Comparison  of  the  three  months  ended  September  30,  2003  and  2002
--------------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the three months ended September 30, 2003, increased by $14.2 million to $50.2 million from $36.0 million for the comparable period in 2002, or 39.3%.

Community revenue increased by approximately $14.5 million in the three months ended September 30, 2003, compared to the three months ended September 30, 2002. This increase is primarily due to additional revenue related to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which represent revenue of approximately $12.4 million, were included in our consolidated portfolio in the third quarter of 2003, but were not included in the comparable quarter of 2002. The remaining increase in revenue is attributed to the net effect of an increase in average monthly revenue per unit, a decrease in the occupancy rate, and a reduction in management fee income. Average monthly revenue per unit (excluding the acquisition impact, which was favorable by $67) was $2,714 for the third quarter of 2003 compared to $2,554 for the comparable quarter of 2002, an increase of approximately 6.3%. The occupancy rate for the three months ended September 30, 2003, decreased 5.0% to 77.3% from 82.3% primarily from the repositioning of the above mentioned acquired communities. The occupancy rate excluding the acquisition impact, which was unfavorable by 4.8 percentage points, decreased 0.2 percentage points from the prior year quarter.

Management fee income decreased by approximately $286,000 to $2.4 million from $2.7 million for the three months ended September 30, 2003, and 2002, respectively. This decrease is primarily due to termination of 13 Regent managed communities in July and August of 2003 as discussed in "Other Transactions". Regent related management fee income recognized for the three months ended September 30, 2003, was approximately $32,000 compared to $371,000 for the three months ended September 30, 2002.

Community Operations: Community operating expenses for the three months ended September 30, 2003, increased by $10.5 million to $32.1 million from $21.5 million in the third quarter of 2003, or 49.3%. The change was primarily due to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which approximates $10.1 million of expense, were included in our consolidated portfolio in the third quarter of 2003, but were not included in the comparable quarter of 2002. Additionally, in August 2003, we recognized an impairment loss on one community in Scottsdale, Arizona, of $950,000. The increases attributable to the two lease acquisitions and impairment loss are partially offset by improvements in insurance, bad debt expense, and other operating expenses. Our insurance expense improved mainly due to a change in our professional and general liability insurance structure, which is essentially a captive insurance policy, and a change in our health insurance policies, resulting in lower expected costs in 2003 compared to 2002. Community operating expenses as a percentage of total operating revenue increased to 63.8% in the third quarter of 2003 from 59.6% in the third quarter of 2002, inclusive of the impairment loss that occurred in August 2003.

General and Administrative: General and administrative (G&A) expenses for the three months ended September 30, 2003, increased $766,000 to $6.2 million from $5.4 million for the comparable period in 2002, or 14.2%. As a percentage of total operating revenues, G&A expenses decreased to 12.3% for the three months ended September 30, 2003, compared to 14.9% for the three months ended September 30, 2002. G&A expenses increased primarily due to increases in the number of employees and normal increases in employee salaries. An increase in total communities managed or leased through additional contracts for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, and an expansion of program offerings, has led to some added employees. Since a significant number of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 6.6% from 6.2% for the three months ended September 30, 2003 and 2002, respectively, due in part to not replacing the lost revenue from the termination of Regent contracts with new agreements during the quarter.

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization: Depreciation and amortization for the three months ended September 30, 2003, was $1.8 million compared to $1.7 million for the comparable period in 2002. In 2003, depreciation and amortization represents 3.6% of total operating revenues, compared to 4.6% for the comparable period in 2002. This decrease as a percentage of revenue is primarily due to increased revenue.

Facility Lease Expense: Facility lease expense for the three months ended September 30, 2003, was $9.8 million compared to $7.3 million for the comparable period of 2002, representing an increase of $2.5 million, or 34.1%. This increase is primarily due to the 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. We leased 100 communities as of September 30, 2003 (including 21 community leases entered into on September 30, 2003), compared to 43 leased communities as of September 30, 2002. The additional facility lease expense related to the acquired communities approximates $2.3 million. Facility lease expense as a percentage of revenues was 19.4% for the three months ended
September  30,  2003,  and  20.2% for the three months ended September 30, 2002.

Interest Income: Interest income for the three months ended September 30, 2003, was $172,000 versus $46,000 for the comparable period of 2002. This increase is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

Interest Expense: Interest expense for the three months ended September 30, 2003, was $3.3 million compared to $2.8 million for the comparable period of 2002. This increase of $473,000, or 16.7%, is primarily attributable to the additional secured mortgage financing related to the 21 Properties acquisition discussed above in "21 Building Lease Acquisition and Debt Consolidation". As a percentage of total operating revenues, interest expense decreased to 6.6% from 7.9% for the three months ended September 30, 2003 and 2002, respectively.

Other, net: Other, net for the three months ended September 30, 2003, was income of approximately $97,000 compared to expense of $153,000 for the comparable period in 2002. The net change of $250,000 is due to amortization of deferred gains related to three communities.

Income taxes. Income taxes are due primarily because of gains on sale-leaseback transactions involving several communities in the third quarter of 2003, which have been deferred for accounting purposes. We believe that we will be required to pay an alternative minimum income tax for 2003 on our federal income tax return and in certain states that have alternative minimum income tax provisions. Net operating loss carry-forwards will be used to offset 90% of projected 2003 taxable income, but an alternative minimum tax liability is still expected on the remaining income.

Preferred dividends: For the three months ended September 30, 2003 and 2002, the preferred dividends were approximately $1.5 million and $1.8 million, respectively. The primary reason for the decrease is the repurchase of the Series A preferred shares in July and August 2003 as discussed above under "Series A Preferred Stock". Since we have not paid the Series B preferred dividends for six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.


               [The rest of this page is intentionally left blank]

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Comparison  of  the  nine  months  ended  September  30,  2003  and  2002
-------------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the nine months ended September 30, 2003, increased by $40.6 million to $146.8 million from $106.2 million for the comparable period in 2002, or 38.2%.

Community revenue increased by approximately $40.3 million in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. This increase is primarily due to additional revenue related to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which represent revenue of approximately $33.3 million, were included in our consolidated portfolio in the first three quarters of 2003, but were not included in the comparable quarters of 2002. The remaining increase in revenue is attributed to the net effect of an increase in average monthly revenue per unit, a decrease in the occupancy rate, and a reduction in management fee income. Average monthly revenue per unit (excluding the acquisition impact, which was favorable by $62) was $2,703 for the first three quarters of 2003 compared to $2,535 for the comparable quarters of 2002, an increase of approximately 6.6%. The occupancy rate for the nine months ended September 30, 2003, decreased 4.7% to 77.1%from 81.8% primarily from the repositioning of the above mentioned acquired communities. The occupancy rate excluding the acquisition impact, which was unfavorable by 4.3 percentage points, decreased
0.4  percentage  points  from  the  first  three  quarters  of  the  prior year.

Management fee income increased by approximately $358,000 to $8.7 million from $8.3 million for the nine months ended September 30, 2003, and 2002, respectively. This increase is primarily due to the Horizon Bay managed portfolio, which was initiated in May of 2002. Consequently, we recognized five months of revenue in the nine months ended September 30, 2002, of approximately $339,000 compared to $569,000 for the nine months ended September 30, 2003. The remaining increase is attributable to the net effect of improved operating performance of other managed communities and the termination of 13 Regent managed communities in July and August of 2003 as discussed in "Other Transactions". Regent related management fee income recognized for the nine months ended September 30, 2003, was approximately $664,000 compared to $1.1 million for the nine months ended September 30, 2002.

Community Operations: Community operating expenses for the nine months ended September 30, 2003, increased by $27.4 million to $90.5 million from $63.1 million in the first three quarters of 2003, or 43.4%. The change was primarily due to a 24 building lease acquisition in the fourth quarter of 2002 and an 8 building lease acquisition in the second quarter of 2003. These acquired communities, which approximates $26.8 million of expense, were included in our consolidated portfolio in the first three quarters of 2003, but were not included in the comparable quarters of 2002. Additionally, in August 2003, we recognized an impairment loss on one community in Scottsdale, Arizona, of $950,000. Community operating expenses as a percentage of total operating revenue increased to 61.6% in the first three quarters of 2003 from 59.4% in the first three quarters of 2002, inclusive of the impairment loss that occurred in August 2003.

General and Administrative: General and administrative (G&A) expenses for the nine months ended September 30, 2003, increased $2.2 million to $17.4 million from $15.2 million for the comparable period in 2002, or 14.4%. As a percentage of total operating revenues, G&A expenses decreased to 11.8% for the nine months ended September 30, 2003, compared to 14.3% for the nine months ended September 30, 2002. G&A expenses increased primarily due to increases in the number of employees and normal increases in employee salaries, as well as, insurance costs related to directors and officers. An increase in total communities managed or leased through additional contracts for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, and an expansion of program offerings, has led to some added employees. Since a significant number of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities was 6.0% for both the nine-month periods ended September 30, 2003 and 2002.

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization: Depreciation and amortization for the nine months ended September 30, 2003, was $5.5 million compared to $5.2 million for the comparable period in 2002. In 2003, depreciation and amortization represents 3.7% of total operating revenues, compared to 4.9% for the comparable period in 2002. This decrease as a percentage of revenue is primarily due to increased revenue.

Facility  Lease  Expense:  Facility  lease  expense  for  the  nine months ended
September 30, 2003, was $27.7 million compared to $21.4 million for the comparable period of 2002, representing an increase of $6.3 million, or 29.3%. This increase is primarily due to the 24 building lease acquisition in the fourth quarter of 2002 and the 8 building lease acquisition in the second quarter of 2003. We leased 100 communities as of September 30, 2003 (including 21 community leases entered into on September 30, 2003), compared to 43 leased communities as of September 30, 2002. The additional facility lease expense related to the acquired communities approximates $5.8 million for the first three quarters of 2003. The balance of the increase was attributable to variable rent escalation provisions in existing leases. Facility lease expense as a percentage of revenues was 18.9% for the nine months ended September 30, 2003, and 20.2% for the nine months ended September 30, 2002.

Interest Income: Interest income for the nine months ended September 30, 2003, was $500,000 versus $268,000 for the comparable period of 2002. This increase is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

Interest Expense: Interest expense for the nine months ended September 30, 2003, was $9.8 million compared to $8.6 million for the comparable period of 2002. This increase of $1.2 million, or 13.9%, is primarily attributable to the repurchase of a previously leased community in the third quarter of 2002, a refinance transaction related to 11 communities in December 2002, a refinance transaction in January of 2003, additional debt related to the Series A preferred stock repurchase, and 21 building acquisition in the third quarter of 2003, all of which constitutes an increase of approximately $1.4 million. This increase is partially offset by a sale-leaseback transaction in the second quarter of 2002, which replaced interest expense with lease expense of approximately $206,000. As a percentage of total operating revenues, interest expense decreased to 6.7% from 8.2% for the nine months ended September 30, 2003 and 2002, respectively.

Other, net: Other, net for the nine months ended September 30, 2003, was income of $1.5 million compared to expense of $894,000 for the comparable period in 2002. The net change of $2.4 million is primarily comprised of the following items: In April 2003, we recognized a gain on the acceptance of ARV's tender offer on our investment in ARV Assisted Living common stock of approximately $1.4 million. During the first three quarters of 2002, we repurchased a related party's economic interest in a 172-unit community resulting in an expense of $158,000 and we completed the sale-leaseback of two communities and re-lease of two additional communities resulting in an expense of $372,000, for a combined impact of $530,000. The remaining difference is primarily attributable to amortization of deferred gains related to six communities.

Income taxes. Income taxes are due primarily because of gains on sale-leaseback transactions involving several communities in the third quarter of 2003, which have been deferred for accounting purposes. We believe that we will be required to pay an alternative minimum income tax for 2003 on our federal income tax return and in certain states that have alternative minimum income tax provisions. Net operating loss carry-forwards will be used to offset 90% of projected 2003 taxable income, but an alternative minimum tax liability is still expected on the remaining income.

Preferred dividends: For the nine months ended September 30, 2003 and 2002, the preferred dividends were approximately $5.2 million and $5.5 million, respectively. The primary reason for the decrease is the repurchase of the Series A preferred shares in July and August 2003 as discussed above under "Series A Preferred Stock". Since we have not paid the Series B preferred dividends for six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED
Same  Community  Comparison

We operated 59 communities on a comparable basis during both the three months ended September 30, 2003 and 2002. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended September 30, 2003 and 2002.


                                                        Three Months ended September 30,
                                                                (In thousands)
                                             ----------------------------------------------------
                                                                          Dollar      % Change
                                                 2003          2002       Change     Fav/(Unfav)
                                             ------------  ------------  ---------  -------------
Revenue . . . . . . . . . . . . . . . . . .  $    34,369   $    32,918   $ 1,451            4.4%
Community operating expenses. . . . . . . .      (20,674)      (21,214)      540            2.5
                                             ------------  ------------  --------  -------------
    Community operating income. . . . . . .       13,695        11,704     1,991           17.0
Depreciation & amortization . . . . . . . .       (1,527)       (1,462)      (65)          (4.4)
Facility lease expense. . . . . . . . . . .       (6,998)       (7,029)       31            0.4
                                             ------------  ------------  --------  -------------
    Operating income. . . . . . . . . . . .        5,170         3,213     1,957           60.9
Interest expense, net . . . . . . . . . . .       (2,574)       (2,260)     (314)         (13.9)
                                             ------------  ------------  --------  -------------
    Operating income after interest expense  $     2,596   $       953   $ 1,643          172.4%
                                             ============  ============  ========  =============

The same communities represented $34.4 million or 68.5% of our total revenue of $50.2 million for the third quarter of 2003. Same community revenues increased by $1.5 million or 4.4% for the quarter ended September 30, 2003, from the comparable period in 2002. This increase is due to higher average revenue per unit while the occupancy percentage remained flat. Average revenue per occupied unit increased by $149 per month or 5.8% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Average occupancy remained relatively unchanged at approximately 82.6% in the third quarter of 2003 and 82.5% in the third quarter of 2002.

Community operating expenses decreased approximately $540,000 due to a combination of factors: the decrease in operating expenses was primarily due to reduced personnel expenses and other employee costs of $195,000, combined with decreases in liability insurance of $168,000, and other operating expense categories of approximately $177,000. Occupancy expenses, consisting of facility lease expense, depreciation and amortization, and interest expense combined, increased approximately $348,000 as a result of the net effect of a refinancing transaction related to 11 buildings in December of 2002, and variable rent escalation related to other communities, partially offset by lower interest rates. For the quarter ended September 30, 2003, net income increased to $2.6 million from $953,000 for the comparable period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the nine months ended September 30, 2003, net cash provided by operating activities was $912,000 compared to $1.1 million used in operating activities for the comparable period in the prior year. The primary components of operating cash provided by operating activities were depreciation and amortization of $5.5 million and an adjustment for an impairment loss on one community of $950,000, partially offset by the net loss of $2.6 million, the adjustment of $1.4 million for the gain on the sale of investment securities, amortization of deferred gain of $387,000, and the net increase in other operating assets and liabilities of $1.3 million. The primary components of operating cash used in operating activities for the nine months ended September 30, 2002, were the net loss of $7.9 million, partially offset by depreciation and amortization of $5.2 million, loss on sale of properties of $515,000, write off of deferred gain of $243,000, and the net decrease in other operating assets and liabilities of $850,000.

Net cash provided by investing activities amounted to $30.5 million for the nine months ended September 30, 2003, and was comprised primarily of proceeds from the sale of property and equipment of approximately $44.8 million and proceeds from the sale of investment securities of approximately $2.9 million, partially offset by an increase in management and lease acquisition costs of $12.1 million, purchases of approximately $2.0 million of various property and equipment, purchase of minority partner

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

interest of $2.5 million, and distributions to minority partners of $250,000. Net cash provided by investing activities amounted to $8.1 million for the nine months ended September 30, 2002, and was comprised primarily of proceeds of approximately $25.0 million related to the sale of two buildings, proceeds from sales of interest in affiliates of $750,000, partially offset by the purchase of property and equipment of $11.8 million, the purchase of minority interests in two buildings for approximately $3.1 million, additional lease acquisition costs of $1.6 million, advances to third parties and affiliates of $603,000, and distributions to minority partners of $500,000.

For the nine months ended September 30, 2003, net cash used in financing activities was $27.6 million, primarily from the repurchase of Series A preferred stock for $20.5 million, of which approximately $516,000 was transaction related expenses, long-term debt repayments of $24.4 million, and short-term debt repayments of $2.0 million, which include debt repayments related to a January 2003 refinancing transaction. Also related to that refinancing transaction, approximately $283,000 relates to debt issuance and other financing costs. These uses of cash were partially offset by proceeds from long-term borrowings of approximately $19.6 million. For the nine months ended September 30, 2002, net cash used in financing activities was $9.4 million, primarily from the repayment of long-term borrowings of $53.1 million related to the sale, minority interest purchase, and lease transactions related to two communities in the second quarter of 2002, repayment of short-term borrowings of $1.7 million, and other financing costs of $1.4 million, partially offset by the proceeds of long-term borrowings of $46.8 million.

We have incurred significant operating losses since our inception and have a working capital deficit of $19.9 million, although $5.8 million represents deferred revenues and $7.6 million of preferred cash dividends is only due if declared by our board of directors. At times in the past, we have been dependent upon third party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2002 and continuing in the first quarter of 2003, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 12 owned assisted living properties and 97 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At September 30, 2003, we complied with all such covenants.

Management believes that we will be able to sustain positive operating cash flow at least through September 30, 2004, and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures.

The following table summarizes our contractual obligations at September 30, 2003 (In thousands):

                                       Payments Due by Period
                         -----------------------------------------------------
                                    Less than                         After 5
Contractual Obligations    Total     1 year    1-3 years  4-5 years    years
                         ---------  ---------  ---------  ---------  ---------
Long-Term Debt. . . . .  $ 117,809  $     745  $  23,041  $  93,405  $     618
Operating Leases. . . .  $ 639,770  $  39,099  $ 102,940  $ 102,567  $ 395,164

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

          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with rate enhancement programs without adversely affecting occupancy levels; increases in interest rates that would increase costs as a result of variable rate debt; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and our continued management of the Emeritrust I communities beyond January 2, 2004, when our management agreements for those communities could be terminated on short-term notice. While we believe that these arrangements will be extended, we cannot guarantee that these discussions will be successful or, if the arrangements are extended, what the terms will be. If we are unsuccessful, we could lose the management fee revenue from these communities. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.


               [The rest of this page is intentionally left blank]

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At September 30, 2003, our variable rate borrowings totaled approximately $64.0 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of September 30, 2003, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $485,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of September 30, 2003, and does not consider changes in the actual level of borrowings that may occur subsequent to September 30, 2003. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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



               [The rest of this page is intentionally left blank]

                           PART II. OTHER INFORMATION


ITEMS  1  THROUGH  4  ARE  NOT  APPLICABLE.

ITEM  5     OTHER  INFORMATION

Effective August 28, 2003, and as a result of the Series A preferred stock repurchase, David T. Hamamoto resigned from the Emeritus Corporation Board of Directors.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits



                                                                                                                       Footnote
   Number                                                 Description                                                   Number
---------  ----------------------------------------------------------------------------------------------------      -----------
10.29 . .  Development Properties in Auburn, Massachusetts, Louisville, Kentucky and Rocky Hill, Connecticut. The
           following agreements are representative of those executed in connection with these properties:

10.29.10.  Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
           Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc. ("Mortgagee") with
           respect to the Auburn, Massachusetts, Facility dated August 28, 2003.                                               (1)
10.29.11.  Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
           Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc. ("Mortgagee") with
           respect to the Louisville, Kentucky, Facility dated August 28, 2003.                                                (1)
10.29.12.  Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
           Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc. ("Mortgagee") with
           respect to the Rocky Hill, Connecticut, Facility dated August 28, 2003.                                             (1)
10.29.13.  Second Amendment to Lease Agreement between HCRI Eddy Pond Properties Trust ("Landlord") and the
           Registrant ("Tenant") with respect to the Auburn, Massachusetts, Facility dated June 30, 2003.                      (1)
10.29.14.  Second Amendment to Lease Agreement between HCRI Stone Creek Properties, LLC ("Landlord") and the
           Registrant ("Tenant") with respect to the Louisville, Kentucky, Facility dated June 30, 2003.                       (1)
10.29.15.  Second Amendment to Lease Agreement between HCRI Cold Spring Properties, LLC ("Landlord") and the
           Registrant ("Tenant") with respect to the Rocky Hill, Connecticut, Facility dated June 30, 2003.                    (1)
10.29.16.  Promissory Note in the amount of $3,100,000 dated August 28, 2003, between the registrant ("Borrower") and
           Health Care REIT, Inc. ("Lender") secured by the mortgage on the Ridgeland, Mississippi property.                   (1)

10.34 . .  Ridgeland Court in Ridgeland, Mississippi

10.34.6 .  Purchase and Sale Agreement by and between Mississippi Baptist Medical Enterprises, Inc. ("Seller"), ESC-
           RIDGELAND, LLC ("Purchaser"), Emeritus Properties XI, LLC ("Emeritus XI"), and Ridgeland Assisted
           Living LLC ("Company") dated September 29, 2003.                                                                    (1)
10.34.7 .  Lease Agreement between HCRI Ridgeland Pointe Properties, LLC ("Landlord") and Ridgeland Assisted Living,
           LLC ("Tenant") dated September 29, 2003.                                                                            (1)

10.52 . .  Emeritrust communities

10.52.12.  Third Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
           LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
           ("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.                                       (4)
10.52.13.  Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
           LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
           ("Emeritus"), and AL Investors LLC ("AL Investors"), dated September 30, 2003,  effective January 2, 2004.          (4)
10.52.14.  Side Letter to Management Agreement with Option to Purchase by and among Emeritus Management LLC
           ("Emeritus Management"), Emeritus Management I LP ("Texas Manager"), Emeritus Corporation
           ("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.                                       (4)

10.53 . .  Emeritrust II Communities

10.53.13.  Amended and Restated Master Lease Agreement between Health Care REIT, Inc., HCRI Mississippi
           Properties, Inc., HCRI Massachusetts Properties Trust II, HCRI Texas Properties, LTD. (collectively
           "Landlord") and the registrant ("Tenant") dated September 30, 2003.                                                 (4)
10.53.14.  Amended and Restated Loan Agreement between Health Care REIT, Inc. ("Lender") and the registrant
           ("Borrower") dated September 30, 2003.                                                                              (4)
10.53.15.  Amended and Restated Note for $25.8 million between Health Care REIT, Inc. ("Lender") and the
           registrant ("Borrower") dated September 30, 2003.                                                                   (4)


                                                                                                                       Footnote
   Number                                                 Description                                                   Number
---------  ----------------------------------------------------------------------------------------------------      -----------
10.53.16.  Amended and Restated Leasehold Mortgage/Deed of Trust, Security Agreement, Assignment of Leases and
           Rents, Financing Statement and Fixture Filing by the registrant ("Trustor") and Commonwealth Land Title
           Insurance Company, Mid South Title Co., Lawyers Title of Arizona, Inc., Transnation Title & Escrow, Inc.,
           Carson Mills, AmeriTitle, William Fairbanks, Lawyers Title Realty Services, Inc., Transnation Title Insurance
           Company (collectively "Trustee") in favor of Health Care REIT, Inc. ("Beneficiary") dated September 30, 2003.       (4)
10.53.17.  Warrant for the Purchase of Shares of Common Stock by Emeritus Corporation ("Issuer"), for Senior Housing
           Partners I, LP ("Holder") for an aggregate of 400,000 shares, dated September 30, 2003.                             (4)
10.53.18.  Master Agreement between Owners and Emeritus Corporation Regarding Sale of AL II Assisted Living
           Portfolio, dated September 30, 2003.                                                                                (4)

10.55 . .  Meadow Lodge at Drum Hill in Chelmsford, Massachusetts, Cobblestones at Fairmont in Manassas,
           Virginia, Kirkland Lodge in Kirkland, Washington and Ridgeland Pointe in Ridgeland, Mississippi. The
           following agreements are representative of those executed in conjunction with these properties.

10.55.3 .  Unsecured Promissory Note in the amount of $4,400,000 dated August 28, 2003, between the registrant
           ("Borrower") and Health Care REIT, Inc. ("Lender")                                                                  (1)
10.55.4 .  Lease Agreement between HCRI Drum Hill Properties, LLC ("Landlord") and Emeritus Properties IX, LLC
           ("Tenant") dated September 29, 2003.                                                                                (1)
10.55.5 .  Lease Agreement between HCRI Fairmont Properties, LLC ("Landlord") and Emeritus Properties XII, LLC
           ("Tenant") dated September 29, 2003.                                                                                (1)
10.55.6 .  Lease Agreement between HCRI Kirkland Properties, LLC ("Landlord") and Emeritus Properties X, LLC
           ("Tenant") dated September 29, 2003.                                                                                (1)

10.68 . .  Kingsley Place at Alexandria, Louisiana, Kingsley Place at Lake Charles,  Louisiana, Kingsley Place at
           Lafayette, Louisiana, Kingsley Place of Shreveport, Louisiana, Kingsley Place of Henderson, Texas, Kingsley
           Place at Oakwell Farms, Texas, Kingsley Place at the Medical Center, Texas, Kingsley Place at Stonebridge,
           Texas. The following agreements are representative of those executed in connection with these properties:

10.68.17.  Termination of Amended and Restated Funding Agreement by and between Emeritus Corporation ("Emeritus")
           and HB-ESC I, LLC, HB-ESC II, LLC, and HB-ESC V, LP (collectively "HB Entities") effective June 30, 2003.           (4)
10.68.18.  Global Amendment to Management Agreements by and between Emeritus Corporation ("Emeritus") and HB-
           ESC I, LLC, HB-ESC II, LLC, HB-ESC IV, LP, and HB-ESC V, LP (collectively "HB Licenses") effective June
           June 30, 2003.                                                                                                      (4)

31.1. . .  Certification of Periodic Reports

31.1.1. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 for Daniel R. Baty dated November 7, 2003.                                                              (1)
31.1.2. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 for Raymond R. Brandstrom dated November 7, 2003.                                                       (1)

32.1. . .  Certification of Periodic Reports

32.1.1. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 for Daniel R. Baty dated November 7, 2003.                                                          (2) (3)
32.1.2. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 for Raymond R. Brandstrom dated November 7, 2003.                                                   (2) (3)

99.1. . .  Press Releases

99.1.1. .  Press Release dated June 10, 2003, Emeritus Announces Intent to Retire Preferred Stock and Termination
           of Regent Management Agreement.                                                                                     (5)
99.1.2. .  Press Release dated July 2, 2003, Emeritus Announces Finance Transaction for Three Communities.                     (5)
99.1.3. .  Press Release dated July 18, 2003, Emeritus is the Winning Bidder in the Auction to Acquire Alterra
           Healthcare.                                                                                                         (5)
99.1.4. .  Press Release dated July 24, 2003, US Bankruptcy Court Approves Emeritus Bid to Acquire Alterra.                    (5)
99.1.5. .  Press Release dated July 31, 2003, Emeritus Announces Repurchase of Half its Series A Preferred Stock.              (5)
99.1.6. .  Press Release dated September 2, 2003, Emeritus Announces Repurchase of its Remaining Series A Preferred
           Stock.                                                                                                              (1)
99.1.7. .  Press Release dated October 1, 2003, Emeritus Announces Sale-Leaseback of Four Facilities.                          (4)
99.1.8. .  Press Release dated October 6, 2003, Emeritus Announces Lease of Emeritrust II Facilities.                          (4)
99.1.9. .  Press Release dated October 15, 2003, Emeritus Announces Update to Alterra Transaction.                             (6)
99.1.10 .  Press Release dated November 6, 2003, reports on third quarter 2003 results.                                    (1) (7)


(1)     Filed  herewith
(2)     Furnished  herewith
(3) A signed original of this written statement required by Section 906 has been provided to Emeritus Corporation and will be retained by Emeritus Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
(4) Filed as an exhibit to a Form 8-K filed on October 14, 2003, and incorporated herein by reference.
(5) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 8, 2003.
(6) Filed as an exhibit to a Form 8-K filed on October 16, 2003, and incorporated herein by reference.
(7) Filed as an exhibit to a Form 8-K filed on November 7, 2003, and incorporated herein by reference.

(b)  Reports on Form 8-K.

1. A report on Form 8-K dated May 1, 2003, was filed on July 15, 2003, related to the financial statements and pro forma financial statements required to be filed in conjunction with an eight community acquisition from Balanced Care Corporation.

2. A report on Form 8-K dated August 7, 2003, was filed on August 8, 2003, related to a press release announcing the results of operations for the second quarter of 2003.

3. A report on Form 8-K dated October 13, 2003, was filed on October 14, 2003, related to the acquisition of 21 communities. This filing includes item  2.

4. A report on Form 8-K dated October 15, 2003, was filed on October 16, 2003, related to a press release about an update to the Alterra transaction.

5. A report on Form 8-K dated November 6, 2003, was filed on November 7, 2003, related to a press release announcing the results of operations for the third quarter of 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  7,  2003

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