Form 10-Q/A
period 2003-09-30
EMERITUS CORP\WA\
filed 2003-11-10
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                For the quarterly period ended September 30, 2003

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

Pursuant to this Form 10-Q/A, the registrant amends "Part I Financial Information, Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, to correct a table showing contractual obligations in the note to the Condensed Consolidated Financial Statements entitled "Liquidity" on page 16 of this report and an identical table in the MD&A entitled "Liquidity and Capital Resources" on page 31 of this report. No other changes were made to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.




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

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . .. . . . .. .  . . . . . . . .  .       33


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


                                                 EMERITUS CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                    (In thousands)

                                                                          Nine Months Ended September 30,
                                                                       ------------------------------------
                                                                              2003               2002
                                                                       -----------------  -----------------
Cash flows from operating activities:
          Net loss . . . . . . . . . . . . . . . . . . . . . . .  $         (2,602)  $         (7,939)
Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
    Minority interests . . . . . . . . . . . . . . . . . . . . .               152                141
    Depreciation and amortization. . . . . . . . . . . . . . . .             5,486              5,179
    Amortization of deferred gain. . . . . . . . . . . . . . . .              (387)              (244)
    Loss on sale of properties . . . . . . . . . . . . . . . . .                 -                515
    Impairment of long-lived asset . . . . . . . . . . . . . . .               950                  -
    Gain on sale of investment securities. . . . . . . . . . . .            (1,437)                 -
    Write down of lease acquisition costs. . . . . . . . . . . .                25                191
    Write off of deferred gain . . . . . . . . . . . . . . . . .                 -                243
    Changes in operating assets and liabilities. . . . . . . . .            (1,275)               850
                                                                  -----------------  -----------------
          Net cash provided by (used in) operating activities. .               912             (1,064)
                                                                  -----------------  -----------------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . .            (2,013)           (11,763)
  Purchase of minority partner interest. . . . . . . . . . . . .            (2,500)            (3,070)
  Sale of property and equipment . . . . . . . . . . . . . . . .            44,800             25,010
  Proceeds from sale of investment securities. . . . . . . . . .             2,949                  -
  Management and lease acquisition costs . . . . . . . . . . . .           (12,140)            (1,602)
  Advances to affiliates and other managed communities . . . . .              (190)              (603)
  Proceeds from sales of interest in affiliates. . . . . . . . .                 -                750
  Investment in affiliates . . . . . . . . . . . . . . . . . . .              (137)               (94)
  Distributions to minority partners . . . . . . . . . . . . . .              (250)              (500)
                                                                  -----------------  -----------------
          Net cash provided by investing activities. . . . . . .            30,519              8,128
                                                                  -----------------  -----------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase plan                 -                 57
  Increase in restricted deposits. . . . . . . . . . . . . . . .               (58)               (35)
  Repayment of short-term borrowings . . . . . . . . . . . . . .            (1,993)            (1,733)
  Debt issue and other financing costs . . . . . . . . . . . . .              (283)            (1,424)
  Repurchase of Series A preferred stock . . . . . . . . . . . .           (20,516)                 -
  Proceeds from long-term borrowings . . . . . . . . . . . . . .            19,600             46,818
  Repayment of long-term borrowings. . . . . . . . . . . . . . .           (24,350)           (53,097)
                                                                  -----------------  -----------------
          Net cash used in financing activities. . . . . . . . .           (27,600)            (9,414)
                                                                  -----------------  -----------------
          Net increase (decrease) in cash and cash equivalents .             3,831             (2,350)
Cash and cash equivalents at the beginning of the period . . . .             6,960              9,811
                                                                  -----------------  -----------------
Cash and cash equivalents at the end of the period . . . . . . .  $         10,791   $          7,461
                                                                  =================  =================

Supplemental disclosure of cash flow information -
    cash paid during the period for interest . . . . . . . . . .  $         10,120   $         10,220

Noncash investing and financing activities:
  Unrealized holding gains in investment securities. . . . . . .  $              -   $          1,020
  Accrued and in-kind preferred stock dividends. . . . . . . . .  $          5,240   $          5,506
  Gain on repurchase of Series A preferred stock . . . . . . . .  $         14,465   $              -
  Common stock warrants issued . . . . . . . . . . . . . . . . .  $          1,358   $              -


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

                              EMERITUS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (unaudited)

The following table summarizes the Company's contractual obligations at September 30, 2003 (In thousands):

                                                         Payments Due by Period
                                           -----------------------------------------------------
                                                      Less than                         After 5
Contractual Obligations                      Total     1 year    1-3 years  4-5 years    years
                                           ---------  ---------  ---------  ---------  ---------
Long-Term Debt, including current portion  $ 117,809  $   3,161  $  17,059  $  97,434  $     155
Operating Leases. . . . . . . . . . . . .  $ 610,447  $  48,119  $ 103,549  $ 359,988  $  98,791

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

The following table summarizes our contractual obligations at September 30, 2003 (In thousands):

                                                         Payments Due by Period
                                           -----------------------------------------------------
                                                      Less than                         After 5
Contractual Obligations                      Total     1 year    1-3 years  4-5 years    years
                                           ---------  ---------  ---------  ---------  ---------
Long-Term Debt, including current portion  $ 117,809  $   3,161  $  17,059  $  97,434  $     155
Operating Leases. . . . . . . . . . . . .  $ 610,447  $  48,119  $ 103,549  $ 359,988  $  98,791

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


               [The rest of this page is intentionally left blank]

                           PART II. OTHER INFORMATION


ITEMS  1  THROUGH  5  ARE  NOT  APPLICABLE.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits


                                                                                                                       Footnote
   Number                                                 Description                                                   Number
---------  ----------------------------------------------------------------------------------------------------      -----------

31.1. . .  Certification of Periodic Reports

31.1.1. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 for Daniel R. Baty dated November 10, 2003.                                                           (1)
31.1.2. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 for Raymond R. Brandstrom dated November 10, 2003.                                                    (1)

32.1. . .  Certification of Periodic Reports

32.1.1. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 for Daniel R. Baty dated November 7, 2003.                                                            (2)
32.1.2. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 for Raymond R. Brandstrom dated November 7, 2003.                                                     (2)
32.1.3. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 for Daniel R. Baty dated November 10, 2003.                                                           (2)
32.1.4. .  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002 for Raymond R. Brandstrom dated November 10, 2003.                                                    (2)




(1)     Filed  herewith
(2)     Furnished  herewith


(b)  Reports on Form 8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November  10,  2003

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