Form 10-K
period 2003-12-31
EMERITUS CORP\WA\
filed 2004-03-30
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934
     FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-14012

                              EMERITUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes  [ ]        No [X]
     Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2003, was $24,497,029.
     Aggregate market value of common voting stock held by non-affiliates of the registrant as of February 29, 2004, was $51,252,977.
     As of February 29, 2004, 10,303,035 shares of the Registrant's Common Stock were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:
     The information required by Part III of Form 10-K (items 10-14) is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed on or before April 29, 2004.





                              EMERITUS CORPORATION

                                      INDEX

                                      PART I
                                                                   PAGE NO.
                                                                  --------

ITEM 1..  DESCRIPTION OF BUSINESS                                       1

ITEM 2..  DESCRIPTION OF PROPERTY                                       7

ITEM 3..  LEGAL PROCEEDINGS                                            14

ITEM 4..  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15
 . . . .  EXECUTIVE OFFICERS OF EMERITUS                               15

                                     PART II

ITEM 5..  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 . . . .  STOCKHOLDER MATTERS                                          17

ITEM 6..  SELECTED CONSOLIDATED FINANCIAL DATA                         18

ITEM 7..  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 . . . .  AND RESULTS OF OPERATIONS                                    19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   41

ITEM 8..  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  42

ITEM 9..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 . . . .  ACCOUNTING AND FINANCIAL DISCLOSURE                          42

ITEM 9A.  CONTROLS AND PROCEDURES                                      42

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           43

ITEM 11.  EXECUTIVE COMPENSATION                                       43

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 . . . .  MANAGEMENT                                                   43

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               44

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                       44

                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
 . . . .  FORM 8-K                                                     45

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

At December 31, 2003, we operated, or had an interest in, 175 assisted living communities, consisting of approximately 14,845 units with a capacity for 18,208 residents, located in 33 states. These include 19 communities that we own, 109 communities that we lease, and 47 communities that we manage, including one in which we hold a joint venture interest.

We strive to provide a wide variety of assisted living services in a professionally managed environment that allows our residents to maintain dignity and independence. Our residents are typically unable to live independently, but do not require the intensive care provided in skilled nursing facilities. Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident's individual service needs. We believe our residential assisted living communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities, while also providing peace of mind knowing that staff is available should the need arise. In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming are attractive to seniors who are inadequately served by independent living facilities.

Emeritus's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder are made available free of charge on Emeritus's web site (www.emeritus.com) as soon as reasonably practicable after Emeritus electronically files such material with, or furnishes it to, the SEC. The information contained on Emeritus's web site is not being incorporated herein.


The  Assisted  Living  Industry

We believe that the assisted living industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.

Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia, based in part on local regulations.

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

     * Cost-Effectiveness. The average annual cost to care for a Medicare or Medicaid patient in a skilled nursing home can exceed $40,000. The average cost to care for a private pay patient in a skilled nursing home is about $80,000 per year in the top ten most costly markets. In contrast, assisted living services generally cost 30% to 50% less than skilled nursing facilities located in the same region. We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account. According to the GE Long Term Care Insurance Nursing Home Survey in 2002, the national annual average cost of a year in a nursing home was $54,900. The survey evaluated the cost of assistance in a nursing home with the activities of daily living for a person suffering from a debilitation such as Parkinson's disease. It did not include costs for therapy, rehabilitation, or medications.

     * Demographics. The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 5.5% from approximately 17.6 million in 2003 to approximately 18.6 million by the year 2010. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 18.5% from approximately 4.9 million in 2003 to 5.8 million by the year 2010. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published in the August 2003 issue of the Archives of Neurology, an AMA publication, this population will increase 13.3% from the current 4.5 million to 5.1 million people by the year 2013. Because Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years, absent breakthroughs in medical research.

     * Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population is increasing. According to the 2000 census data, more than 54% of the population over the age of 75 have incomes over $20,000 per year and slightly more than 44% have annual incomes of at least $25,000. Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households increased during the 1990's and the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services we offer to senior family members are less able to do so. The number of two-income households stopped growing during the recession starting in March 2001, but is expected to start increasing again in 2004, although at a slower pace than during the 1990's.

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

Competitive  Strengths

We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

     * State-of-the-Art Communities. Of our 175 communities, 57 communities have been built and opened since January 1, 1996. In addition, we have significantly upgraded 48 of our older communities to improve their appearance and operating efficiency. These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems, and electronic systems, including those for data transmission, data sharing, and e-mail.

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

     * Lower Cost of Communities. As of December 31, 2003, the average cost per unit of our owned and leased communities was approximately $68,200. We believe that these costs are less than the current replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

     * Geographic Diversification and Regional Focus. We operate our communities in 33 states across the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary markets, which enables us to maximize operating efficiencies.

     * Experienced Management with Industry Relationships. Daniel R. Baty, our Chairman of the Board and Chief Executive Officer ("Mr. Baty"), has more than 31 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that his experience and the relationships that he has developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday Retirement Corporation, an operator of independent living facilities, and Columbia-Pacific Group, Inc., an operator of independent living facilities and assisted living communities. In addition, our operating vice presidents have an average of 17 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

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

     * Supplement Business through Management Agreements. From 1999 through 2002, we managed a significant number of communities, ranging from 68 in 1999 to 95 in 2002. With changes in the capital markets and opportunities to own or lease communities, the number of managed communities has declined to 47 in 2003 (most of those making up the decline became leased communities in our consolidated portfolio) and we expect it to decline further in 2004. Nevertheless, we will continue to review management opportunities that fit into our existing operational strategy as a supplement to our core business. We generally manage these new communities for a fee based on a percentage of their gross revenue.

     * Acquire Communities Selectively. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement. As we achieve these objectives, we expect to be more receptive to purchase or lease acquisition opportunities that meet designated criteria. We particularly expect to favor the acquisition of communities that provide more complete coverage of our existing markets and intend to focus on acquisitions of communities that have been originally designed as assisted living facilities with a favorable current operating structure, and communities that provide immediate positive cash flow opportunities with minimal impact to existing operations. In 2002 and 2003, as the opportunities arose, we acquired additional communities that satisfy our criteria. We intend to continue to be selective and measured in our acquisition strategy in the future.

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

Resident  Services

Our assisted living communities offer residents a full range of services based on individual resident needs in a supportive "home-like" environment. By offering a full range of services, we can accommodate residents' needs. The services that we provide to our residents are designed to respond to their individual needs and to improve their quality of life.


SERVICE LEVEL           TYPE OF RESIDENT                        DESCRIPTION OF CARE PROVIDED
-------------    -------------------------------  --------------------------------------------------------------


Basic Services     All residents--independent,     We offer these basic services to our residents:
                   assisted living and those with  *  three nutritious meals per day,
                   Alzheimer's and related         *  social and recreational activities,
                   dementia                        *  weekly housekeeping and linen service,
                                                   *  building maintenance, individual apartment maintenance, and grounds keeping,
                                                   *  24-hour emergency response and security,
                                                   *  licensed nurses on staff to monitor and coordinate care needs, and organize wellness activities, and
                                                   *  transportation to appointments, excursions, etc.
----------------------------------------------------------------------------------------------------------------------
Assisted living    Assisted living residents       Our assisted living services provided for each resident depend on
Services                                           the recommended level of care or assistance required by the individual.
                                                   A thorough assessment of the individual's needs along with consultation with the resident, the resident's physician, and the resident's family, determine the level of care.  The level of care is based on the degree of assistance he/she requires in several categories.  Our categories of care include, but are not limited to:
                                                   *  medication management and supervision,
                                                   *  reminders for dining and recreational activities,
                                                   *  assistance with bathing, dressing, and grooming,
                                                   *  incontinence care and assistance,
                                                   *  psycho-social support,
                                                   *  dining assistance, and
                                                   *  miscellaneous services (including diabetic management,
                                                      prescription medication reviews, transfers, and simple treatments).
----------------------------------------------------------------------------------------------------------------------
Special Care       Residents with Alzheimer's      We have designed our Special Care program to meet the health,
Program            and related dementia            psychological, and social needs of our residents diagnosed with
(Alzheimer's &                                     Alzheimer's or related dementia. In a manner consistent with our
related dementia)                                  assisted living services, we help structure a service plan for each resident based on his/her individual needs.  Some of the key service areas that we focus on to provide the best care for our residents with
                                                   Alzheimer's or related dementias center around:
                                                   *  personalized environment
                                                   *  activities planned to support meaningful interaction,
                                                   *  specialized dining and hydration programs,
                                                   *  partnerships with families and significant others through support groups, one-on-one meetings, and educational forums,
                                                   *  behavior as communication

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

Management  Activities

At December 31, 2003, we managed and provided administrative services to 47 assisted living communities under management agreements that typically provide for management fees ranging from 3% to 7% of gross revenues. Our management agreements generally have terms ranging from two to five years, and may be renewed or renegotiated at the expiration of the term. Management fees were approximately $10.2 million for 2003, although we expect that to be substantially less in 2004 because (i) we have acquired or leased a number of communities that we formerly managed in 2003, (ii) we expect to acquire more of the managed communities in 2004 and, (iii) in July 2003, we ceased managing 12 communities for a third party. We have various categories of management agreements, including:

     * a management agreement covering 23 communities that is a continuing component of the Emeritrust I transaction referred to in "Item 7. Management's Discussion and Analysis, Significant 2003 Transactions, Emeritrust Transactions, Emeritrust I Communities Management". This management agreement, which may be terminated by either party on 90 days notice, provides for a base fee of 3% of gross revenues and an additional fee of 4% of gross revenues to the extent of 50% of cash flow from the communities. In March 2004, this management agreement was amended to provide for a management fee of 5% of gross revenues.

     * management agreements covering 19 communities owned by entities controlled by Mr. Baty. We generally receive fees ranging from 4% to 6% of the gross revenues generated by the communities. We have announced that we have agreed to acquire up to 13 of these communities and will lease and operate them following acquisition, which is scheduled for as early as March 31, 2004, and as late as the end of the second quarter 2004.

     * a management agreement covering one community owned by a joint venture in which we have a financial interest. We receive management fees of 6% of gross revenues.

     * management agreements covering three communities owned by independent third parties. We receive management fees ranging from 4% to 7% of gross revenues, or similar arrangements based on occupied capacity.

     * a management agreement covering one community owned by an independent third party. We receive a management fees of the greater of $7,000 per month or 6% of gross revenue with opportunities to earn additional fees based on operating cash flow.

Upon completion of the transaction to acquire up to 13 previously managed communities from Mr. Baty, we will continue to manage 34 communities, of which 23 are the Emeritrust I Communities under a management agreement that may be terminated by either party on 90 days notice. If either party exercises its option to terminate this management agreement, or if the management agreement expires on September 30, 2005, and is not renewed, our revenue from management fees will diminish substantially.

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

Administration

We employ an integrated structure of management, financial systems, and controls to maximize operating efficiency and contain costs. In addition, we have developed the internal procedures, policies, and standards we believe are necessary for effective operation and management of our assisted living communities. We have recruited experienced key employees from several established operators in the long-term care services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

We have established Central, Eastern, Great Lakes, and Western Operations. An operational vice president heads each group. Each group may consist of one or more divisions. Each division consists of several operating regions headed by a regional director of operations who provides management support services for each of the communities in his/her respective region. An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements. We provide management support services to each of our residential communities, including establishing operating standards, recruiting, training, and financial and accounting services.

We have centralized finance and other operational functions at our headquarters in Seattle, Washington, in order to allow community-based personnel to focus on resident care. The Seattle office establishes policies and procedures applicable to the entire company, oversees our financial and marketing functions, manages our acquisition and development activities, and provides our overall strategic direction.

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to monitor operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2004. We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

Competition

The number of assisted living communities continues to grow in the United States. We believe that market saturation has had, and could continue to have, an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels. Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations. We anticipate that our source of competition will come from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic area in which we operate, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. We believe that quality of service, reputation, community location, physical appearance, and price will be significant competitive factors. Some of our competitors may have significantly greater resources, experience, and name recognition within the healthcare community than we do.

Employees

At December 31, 2003, we had approximately 7,500 employees, including 5,521 full-time employees, of which approximately 119 were employed at our headquarters. Of this total, approximately 2,156 were employed in our managed communities, including 1,594 full-time employees. Although none of our employees are currently represented by a union, there was an election held in one of our facilities in Florida during October. The union is challenging the results of the election and the election results are currently under review by the National Labor Relations Board. If the union were successful in its challenge, the Board would certify a bargaining unit of approximately 35 employees. We believe that our relationship with our employees is satisfactory. Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel, particularly in nursing, in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.


ITEM  2.  DESCRIPTION  OF  PROPERTY

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas. Seventeen of our operating communities offer some independent living services and three are operated as skilled nursing facilities. The table below summarizes information regarding our current operating communities as of December 31, 2003.



                                                               Emeritus
                                                              Operations  Units  Beds
Community                                       Location       Commenced  (a)     (b)       Interest
-----------------------------------------  ------------------  ---------  ----  -------  --------------
 Alabama
 Galleria Oaks *                           Birmingham          Oct-2002     71      107  Lease

 Arizona
 Arbor at Olive Grove *                    Phoenix             Jun-1994     98      111  Lease
 La Villita *                              Phoenix             Jun-1994     92       92  Option/Manage
 Loyalton of Flagstaff                     Flagstaff           Jun-1999     61       67  Lease
 Loyalton of Phoenix                       Phoenix             Jan-1999    101      111  Lease
 Scottsdale Royale ~                       Scottsdale          Aug-1994     63       63  Own
 Village Oaks at Chandler  *               Chandler            Oct-2002     66      105  Lease
 Village Oaks at Glendale  *               Glendale            Oct-2002     66      105  Lease
 Village Oaks at Mesa  *                   Mesa                Oct-2002     66      105  Lease

 California
 Creston Village *                         Paso Robles         Feb-1998    100      110  Lease
 Emerald Hills                             Auburn              Jun-1998     89       98  Lease
 Fulton Villa                              Stockton            Mar-1995     80       80  Own (2)
 Loyalton of Folsom  *                     Folsom              Jan-2002     98      113  Manage
 Loyalton of Rancho Solano *               Fairfield           Mar-1998    172      189  Lease
 The Palms at Loma Linda                   Loma Linda          Dec-2003    140      220  Own (4)
 The Springs at Oceanside *                Oceanside           Dec-2003    113      236  Own (4)
 The Terrace *                             Grand Terrace       Mar-1996     87       87  Option/Manage
 Villa Del Rey                             Escondido           Mar-1997     84       84  Own (2)

 Colorado
 Loyalton of Broadmoor                     Colorado Springs    Dec-2003     37       45  Own (4)

 Connecticut
 Cold Spring Commons  *                    Rocky Hill          Apr-1997     80       88  Lease




                                                               Emeritus
                                                              Operations  Units  Beds
Community                                       Location       Commenced  (a)     (b)       Interest
-----------------------------------------  ------------------  ---------  ----  -------  --------------

 Delaware
 Gardens at Whitechapel                    Newark              Oct-1995    100      110  Option/Manage
 Green Meadows at Dover  *                 Dover               Jul-1998     52       63  Lease

 Florida
 Barrington Place *                        Lecanto             May-1996     79      120  Option/Manage
 Beneva Park Club                          Sarasota            Jul-1995     96      102  Option/Manage
 College Park Club *                       Bradenton           Jul-1995     85       93  Option/Manage
 La Casa Grande  *                         New Port Richey     May-1997    200      235  Own (2)
 Madison Glen                              Clearwater          May-1996    135      154  Option/Manage
 Park Club of Brandon                      Brandon             Jul-1995     88       88  Lease
 Park Club of Fort Myers  *                Ft. Myers           Jul-1995     77       82  Lease
 Park Club of Oakbridge *                  Lakeland            Jul-1995     88       88  Lease
 River Oaks  *                             Englewood           May-1997    155      200  Own (2)
 Springtree *                              Sunrise             May-1996    179      246  Option/Manage
 Stanford Centre  *                        Altamonte Springs   May-1997    118      180  Own (2)
 The Colonial Park Club  *                 Sarasota            Aug-1996     88       90  Lease
 The Lakes  *                              Ft. Myers           Jun-2000    154      190  Manage
 The Lodge at Mainlands  *                 Pinellas Park       Aug-1996    154      162  Option/Manage
 The Pavillion at Crossing Pointe ~ *      Orlando             Jul-1995    174      190  Option/Manage
 Village Oaks at Conway  *                 Orlando             Oct-2002     66      103  Lease
 Village Oaks at Melbourne                 Melbourne           Oct-2002     66      103  Lease
 Village Oaks at Orange Park               Orange Park         Oct-2002     66      103  Lease
 Village Oaks at Southpoint  *             Jacksonville        Oct-2002     66      103  Lease
 Village Oaks at Tuskawilla                Winter Springs      Oct-2002     66      105  Lease

 Idaho
 Highland Hills                            Pocatello           Oct-1996     49       55  Lease
 Juniper Meadows                           Lewiston            Nov-1997     82       90  Own (2)
 Loyalton of Coeur d'Alene  ~              Coeur d' Alene      Mar-1996    108      114  Lease
 Ridge Wind                                Chubbuck            Aug-1996     80      106  Lease
 Summer Wind                               Boise               Sep-1995     49       53  Lease

 Illinois
 Canterbury Ridge  *                       Urbana              Nov-1998    101      111  Lease
 Loyalton of Rockford  *                   Rockford            Jun-2000    100      110  Manage

 Indiana
 Meridian Oaks  *                          Indianapolis        Oct-2002     77      111  Lease
 Village Oaks at Fort Wayne  *             Fort Wayne          Oct-2002     66      105  Lease
 Village Oaks at Greenwood  *              Indianapolis        Oct-2002     66      105  Lease

 Iowa
 Silver Pines  *                           Cedar Rapids        Jan-1995     80       80  Own (2)

 Kansas
 Elm Grove Estates *                       Hutchinson          Apr-1997    121      133  Option/Manage


                                                               Emeritus
                                                              Operations  Units  Beds
Community                                       Location       Commenced  (a)     (b)       Interest
-----------------------------------------  ------------------  ---------  ----  -------  --------------

 Liberal Springs                           Liberal             Dec-2003     44       56  Own (4)
 The Fairways of Augusta                   Augusta             Dec-2003     21       27  Own (4)

 Kentucky
 Stonecreek Lodge                          Louisville          Apr-1997     80       88  Lease

 Louisiana
 Kingsley Place at Alexandria  *           Alexandria          May-2002     80       96  Lease
 Kingsley Place at Lafayette  *            Lafayette           May-2002     80       96  Lease
 Kingsley Place at Lake Charles  *         Lake Charles        May-2002     80       96  Lease
 Kingsley Place at Shreveport  *           Shreveport          May-2002     80       80  Lease

 Maryland
 Emerald Estates  *                        Baltimore           Oct-1999    120      134  Manage
 Loyalton of Hagerstown                    Hagerstown          Jul-1999    100      110  Lease

 Massachusetts
 Canterbury Woods  *                       Attleboro           Jun-2000    130      130  Manage
 Meadow Lodge at Drum Hill                 Chelmsford          Aug-1997     80       88  Lease (3)
 The Lodge at Eddy Pond                    Auburn              Jan-2000    108      110  Own (2)
 The Pines at Tewksbury *                  Tewksbury           Jan-1996     49       65  Lease
 Woods at Eddy Pond                        Auburn              Mar-1997     80       88  Lease

 Mississippi
 Loyalton of Biloxi  *                     Biloxi              Jan-1999     83       91  Lease
 Loyalton of Hattiesburg                   Hattiesburg         Jul-1999     79       83  Lease
 Ridgeland Pointe  *                       Ridgeland           Aug-1997     79       87  Lease (3)
 Silverleaf Manor                          Meridian            Jul-1998    101      111  Manage
 Trace Point  *                            Clinton             Oct-1999    100      110  Manage

 Missouri
 Autumn Ridge ~                            Herculaneum         Jun-1997     94       94  Manage

 Montana
 Springmeadows Residence                   Bozeman             Apr-1997     74       81  Own (2)

 Nevada
 Concorde                                  Las Vegas           Nov-1996    116      128  Own (2)
 Village Oaks at Las Vegas                 Las Vegas           Oct-2002     66      105  Lease
The Seasons *                              Reno                Feb-2002     94      109  Manage

 New Jersey
 Laurel Lake Estates  *                    Voorhees            Jul-1995    117      119  Lease
 Loyalton of Cape May                      Cape May            May-2001    100      110  Manage

 New York
 Bassett Manor * (1)                       Williamsville       Nov-1996    103      105  Lease


                                                               Emeritus
                                                              Operations  Units  Beds
Community                                       Location       Commenced  (a)     (b)       Interest
-----------------------------------------  ------------------  ---------  ----  -------  --------------

 Bassett Park Manor (1)                    Williamsville       Nov-1996     78       80  Lease
 Bellevue Manor * (1)                      Syracuse            Nov-1996     90       90  Lease
 Colonie Manor (1)                         Latham              Nov-1996     94       94  Lease
 East Side Manor (1)                       Fayetteville        Nov-1996     80       88  Lease
 Green Meadows at Painted Post (1)         Painted Post        Oct-1995     73       96  Lease
 Loyalton of Lakewood                      Lakewood            Jul-1999     83       91  Lease
 Perinton Park Manor (1)                   Fairport            Nov-1996     78       86  Lease
 The Landing at Brockport  *               Brockport           Jul-1999     84       92  Manage
 The Landing at Queensbury  *              Queensbury          Nov-1999     84       92  Manage
 West Side Manor - Liverpool (1)           Liverpool           Nov-1996     78       80  Lease
 West Side Manor - Rochester (1)           Rochester           Nov-1996     72       72  Lease
 Woodland Manor (1)                        Vestal              Nov-1996     60      116  Lease

 North Carolina
 Heritage Hills Retirement                 Hendersonville      Feb-1996     99       99  Own
 Heritage Lodge Assisted Living            Hendersonville      Feb-1996     20       24  Lease
 Loyalton of Greensboro                    Greensboro          May-2003     50       70  Lease
 Pine Park Retirement ~                    Hendersonville      Feb-1996    110      110  Lease
 The Pines of Goldsboro                    Goldsboro           Sep-1998    101      111  Manage

 Ohio
 Brookside Estates  *                      Middleberg Heights  Sep-1998     99      101  Option/Manage
 Loyalton of Ravenna                       Ravenna             May-2003     55       60  Lease
 Park Lane ~                               Toledo              Jan-1998     92      101  Manage
 The Landing at Canton  *                  Canton              Aug-2000     84       92  Manage

 Oregon
 Meadowbrook                               Ontario             Jun-1995     53       55  Lease

 Pennsylvania
 Green Meadows at Allentown  *             Allentown           Oct-1995     76       97  Lease
 Green Meadows at Latrobe  *               Latrobe             Oct-1995     84      125  Lease
 Loyalton of Bloomsburg                    Bloomsburg          May-2003     46       67  Lease
 Loyalton of Creekview *                   Mechanicsburg       May-2003    101      120  Lease
 Loyalton of Harrisburg                    Harrisburg          May-2003     47       65  Lease

 South Carolina
 Anderson Place - Cottages                 Anderson            Oct-1996     75       75  Lease
 Anderson Place - Nursing Home             Anderson            Oct-1996     22       44  Lease
 Anderson Place - Summer House #           Anderson            Oct-1996     30       40  Lease
 Bellaire Place                            Greenville          May-1997     81       89  Option/Manage
 Countryside Park                          Easley              Feb-1996     48       66  Lease
 Countryside Village Assisted Living       Easley              Feb-1996     48       78  Lease
 Countryside Village Health Center # *     Easley              Feb-1996     24       44  Lease
 Countryside Village Retirement            Easley              Feb-1996     72       75  Lease
 Skylyn Health Center # *                  Spartanburg         Feb-1996     26       48  Lease
 Skylyn Personal Care                      Spartanburg         Feb-1996    115      131  Lease


                                                               Emeritus
                                                              Operations  Units  Beds
Community                                       Location       Commenced  (a)     (b)       Interest
-----------------------------------------  ------------------  ---------  ----  -------  --------------

 Skylyn Retirement                         Spartanburg         Feb-1996    120      120  Lease
 The Willows at York  *                    York                Sep-1999     82      164  Manage

 Tennessee
 Walking Horse Meadows  *                  Clarkesville        Jun-1997     50       55  Option/Manage

 Texas
 Amber Oaks                                San Antonio         Apr-1997    163      275  Lease
 Beckett Meadows  *                        Austin              Oct-2002     72       72  Manage
 Cambria Lodge   *                         El Paso             Sep-1996     79       87  Lease
 Champion Oaks                             Houston             Oct-2002     48       84  Lease
 Collin Oaks  *                            Plano               Oct-2002     78      112  Lease
 Dowlen Oaks                               Beaumont            Dec-1996     79       87  Option/Manage
 Eastman Estates                           Longview            Jun-1997     70       77  Option/Manage
 Elmbrook Estates                          Lubbock             Dec-1996     79       87  Lease
 Hamilton House  *                         San Antonio         Sep-2002    111      123  Lease
 Kingsley Place at Henderson  *            Henderson           May-2002     57      101  Lease
 Kingsley Place at Oakwell Farms  *        San Antonio         May-2002     80      160  Lease
 Kingsley Place at Stonebridge Ranch  *    McKinney            May-2002     80      166  Lease
 Kingsley Place at the Medical Center  *   San Antonio         May-2002     80      160  Lease
 Lakeridge Place  *                        Wichita Falls       Jun-1997     79       87  Option/Manage
 Loyalton of Austin  *                     Austin              Oct-2002     76      111  Lease
 Loyalton of Lake Highlands  *             Dallas              Oct-2002     78      112  Lease
 Meadowlands Terrace                       Waco                Jun-1997     71       78  Option/Manage
 Memorial Oaks  *                          Houston             Oct-2002     68      105  Lease
 Myrtlewood Estates  *                     San Angelo          May-1997     79       87  Option/Manage
 Redwood Springs                           San Marcos          Apr-1997     90       90  Lease
 Saddleridge Lodge                         Midland             Dec-1996     79       87  Option/Manage
 Seville Estates *                         Amarillo            Mar-1997     50       55  Option/Manage
 Sherwood Place                            Odessa              Sep-1996     79       87  Lease
 Sugar Land Oaks  *                        Sugar Land          Oct-2002     75      110  Lease
 Tanglewood Oaks  *                        Fort Worth          Oct-2002     78      112  Lease
 The Palisades                             El Paso             Apr-1997    158      215  Lease
 Vickery Towers at Belmont ~               Dallas              Apr-1995    301      331  Manage
 Village Oaks at Cielo Vista               El Paso             Oct-2002     66      105  Lease
 Village Oaks at Farmers Branch  *         Farmers Branch      Oct-2002     66      105  Lease
 Village Oaks at Hollywood Park  *         San Antonio         Oct-2002     66      105  Lease
 Woodbridge Estates                        San Antonio         Oct-2002     78      112  Lease

 Utah
 Emeritus Estates  *                       Ogden               Feb-1998     83       91  Option/Manage

 Virginia
 Cobblestones at Fairmont                  Manassas            Sep-1996     75       82  Lease (3)
 Loyalton of Danville                      Danville            May-2003     68      120  Lease
 Loyalton of Harrisonburg                  Harrisonburg        May-2003     57      114  Lease
 Loyalton of Roanoke                       Roanoke             May-2003     65      118  Lease


                                                               Emeritus
                                                              Operations  Units  Beds
Community                                       Location       Commenced  (a)     (b)       Interest
-----------------------------------------  ------------------  ---------  ----  -------  --------------

 Loyalton of Staunton                      Staunton            Jul-1999    101      111  Lease
 Wilburn Gardens  *                        Fredericksburg      Jan-1999    101      111  Manage

 Washington
 Arbor Place at Silverlake                 Everett             Jun-1999    101      111  Manage
 Cooper George ~                           Spokane             Jun-1996    140      158  Partnership
 Emeritus Oaks of Silverdale *             Silverdale          Nov-2003     46       52  Lease
 Evergreen Lodge                           Federal Way         Apr-1996     98      124  Lease
 Fairhaven Estates                         Bellingham          Oct-1996     50       55  Lease
 Garrison Creek Lodge                      Walla Walla         Jun-1996     80       88  Lease
 Harbour Pointe Shores                     Ocean Shores        Feb-1997     50       55  Option/Manage
 Hearthside of Issaquah  *                 Issaquah            Feb-2000     98       98  Own
 Kirkland Lodge at Lakeside                Kirkland            Mar-1996     74       84  Lease (3)
 Regent Court at Kent  *                   Kent                Jan-2002     24       48  Manage
 Renton Villa                              Renton              Sep-1993     79       97  Lease
 Richland Gardens                          Richland            May-1998    100      110  Manage
 Seabrook                                  Everett             Jun-1994     60       62  Lease
 The Courtyard at the Willows              Puyallup            Sep-1997    101      111  Own (2)
 The Hearthstone                           Moses Lake          Nov-1996     84       92  Lease

 West Virginia
 Charleston Gardens  *                     Charleston          Aug-2001    100      132  Manage
                                           ---------                   -------   ------
 Total Operating Communities                    175                     14,845   18,208
                                           =========                   =======   ======

     ~     Currently  offers  independent  living  services.
     #     Currently  operates  as  a  skilled  nursing  facility.
     *     Currently  offers memory loss (Alzheimer's or related dementia) care.
     (a) A unit is a single- or double-occupancy residential living space, typically an apartment or studio.
     (b) "Beds" reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community's license.
     (1) We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent party.
     (2) As part of a refinancing agreement, we transferred all long-term assets and liabilities related to these properties to Emeritus Realty Corporation, a wholly owned subsidiary of Emeritus included in the consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is management's intention that Emeritus Realty Corporation be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of Emeritus Realty Corporation, except as otherwise provided in connection with the financing agreement.
     (3) Due to financing requirements, these assets continue to be held by certain of our wholly owned subsidiaries. It is management's intention that the assets and liabilities of the subsidiaries are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiaries except as otherwise provided in connection with these financing requirements.

     (4) Due to financing requirements, these assets continue to be held by one of our wholly owned subsidiaries. It is management's intention that the assets and liabilities of the subsidiary are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiary except as otherwise provided in connection with these financing requirements.

Executive  Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 26,500 square feet of space. Our lease agreement runs for a term of 10 years, expiring July 2006, and includes two five-year renewal options.

ITEM  3.  LEGAL  PROCEEDINGS

From time to time, we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability. Reserves for these claims have been accrued based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.


In February 2004, the California Public Interest Research Group announced that it intended to bring an action against operators of assisted living communities (including us) and other senior housing facilities. The announced action seeks, on behalf of residents of these facilities located in California, to recover move-in or preadmission fees that have been paid over the past three years as well as certain penalties. While we have not yet been served, we intend to defend the action vigorously and have entered into a joint defense agreement with other operators in California.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2003.


EXECUTIVE  OFFICERS  OF  EMERITUS

The following table presents certain information about our executive officers. There are no family relationships between any of the directors or executive officers.




Name                    Age                       Position
----------------------  ---  --------------------------------------------------
Daniel R. Baty . . . .   60  Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom.   51  Vice President of Finance, Secretary,
                             and Chief Financial Officer
Gary S. Becker . . . .   56  Senior Vice President of Operations
Martin D. Roffe. . . .   56  Vice President, Financial Planning
Suzette McCanless. . .   55  Vice President, Operations -- Eastern Division
Russell G. Kubik . . .   50  Vice President, Operations -- Central Division
P. Kacy Kang . . . . .   36  Vice President, Operations -- Western Division
Christopher M. Belford   42  Vice President, Operations -- Great Lakes Division
Susan A. Scherr. . . .   55  Vice President of Signature Services

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

Raymond R. Brandstrom, one of Emeritus's founders, has served as a director since its inception in 1993 and as Vice Chairman of the Board from March 1999 until March 2000. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus's President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer, and Secretary of Emeritus. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of table wines.

Gary S. Becker joined Emeritus as Western Division Director in January 1997, was promoted to Vice President, Operations-Western Division in September 1999, and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 30 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. Sun Healthcare Group, Inc. is one of the largest providers of long-term, subacute, and related specialty health care services in the United States.

Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999. Mr. Roffe has 31 years experience in the acute care, long-term care, and senior housing industries. Prior to joining Emeritus, from May 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for the Hillhaven Corporation, where he also held the previous positions of Sr. Application Analyst and Director of Financial Planning. Hillhaven Corporation operated nursing centers, pharmacies, and retirement housing communities.

Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President of Operations - Eastern Division, in September 1999. Mrs. McCanless has 23 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., where she also held the previous positions of Administrator and Regional Director of Operations. The business of Beverly Enterprises, Inc. consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics and rehabilitation therapy services.

Russell G. Kubik joined Emeritus as Central Division Director of Operations in April 1997 and was promoted to Vice President, Operations - Central Division, in September 1999. Mr. Kubik has 19 years of health care management experience. Prior to joining Emeritus, from 1994 to 1997, Mr. Kubik served as Regional Director of Operations for Sun Healthcare Group, Inc. in the Seattle/Puget Sound area. Mr. Kubik also worked as Regional Director of Operations for Beverly Enterprises, Inc. in Washington and Idaho.

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

Christopher M. Belford joined Emeritus as Regional Director of Operations for California in January 2001 and was promoted to Divisional Director of Operations for the Southwest Division in May 2001. Mr. Belford was then promoted to Vice President of Operations - Great Lakes Division in October 2003. Prior to joining Emeritus, Mr. Belford served as Vice President of Operations for Regent Assisted Living, Inc. from 1996 to 2000 in the Southwest Division. Mr. Belford operated nursing, assisted, and independent living facilities for ERA Care in the Seattle/Puget Sound area from 1991 to 1996.

Susan A. Scherr joined Emeritus as a Regional Support Specialist in October 1997 and was promoted to Director of Signature Services and a member of the Emeritus Senior Management team in December 1999. In April 2001, she became Vice President of Signature Services, providing leadership and direction to Emeritus through Sales and Marketing, Education and Training, Dining Services, and Wellness and Activities Programming. Ms. Scherr brings to Emeritus more than 19 years' experience in the assisted living, acute and skilled care, and hospice/home health care industries. Prior to her association with Emeritus, she worked with SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. and Jerry Erwin & Associates, an assisted living company.

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




                           High        Low
                       ----------- -----------
2003
First Quarter . . . .  $   5.78    $   3.60
Second Quarter. . . .  $   4.49    $   3.44
Third Quarter . . . .  $   8.09    $   3.85
Fourth Quarter. . . .  $   8.50    $   5.90

2002
First Quarter . . . .  $   5.22    $   2.05
Second Quarter. . . .  $   5.00    $   3.80
Third Quarter . . . .  $   4.50    $   1.70
Fourth Quarter. . . .  $   5.68    $   1.70



As  of  February  29,  2004,  we  had 131 holders of record of our Common Stock.

We have never declared or paid any dividends on our Common Stock, and expect to retain any future earnings to finance the operation and expansion of our business. Future dividend payments will depend on our results of operations, financial condition, capital expenditure plans, and other obligations and will be at the sole discretion of our Board of Directors. Certain of our existing leases and lending arrangements contain provisions that restrict our ability to pay dividends, and it is anticipated that the terms of future leases and debt financing arrangements may contain similar restrictions. Therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2003, are derived from the consolidated financial statements of Emeritus Corporation. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, are included elsewhere in this document.




                                                                      Year  Ended  December  31,
                                                        -----------------------------------------------------

                                                          2003       2002       2001       2000       1999
                                                        ---------  ---------  ---------  ---------  ---------
                                                                (In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues . . . . . . . . . . . . . . .  $206,657   $153,129   $140,577   $125,192   $122,642
Total operating expenses . . . . . . . . . . . . . . .   199,710    152,132    133,076    125,905    125,330
                                                        ---------  ---------  ---------  ---------  ---------
Income (loss) from operations. . . . . . . . . . . . .     6,947        997      7,501       (713)    (2,688)
Net other expense. . . . . . . . . . . . . . . . . . .   (10,354)    (7,220)   (11,735)   (21,223)   (18,349)
                                                        ---------  ---------  ---------  ---------  ---------
Loss before income taxes. . . .  . . . . . . . . . . .    (3,407)    (6,223)    (4,234)   (21,936)   (21,037)
Provision for income taxes . . . . . . . . . . . . . .      (418)         -          -          -          -
                                                        ---------  ---------  ---------  ---------  ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . .    (3,825)    (6,223)    (4,234)   (21,936)   (21,037)
Preferred stock dividends. . . . . . . . . . . . . . .    (6,238)    (7,343)    (6,368)    (5,327)    (2,250)
Gain on repurchase of Series A preferred stock . . . .    14,523          -          -          -          -
                                                        ---------  ---------  ---------  ---------  ---------
Net income (loss) to common shareholders . . . . . . .  $  4,460   $(13,566)  $(10,602)  $(27,263)  $(23,287)
                                                        =========  =========  =========  =========  =========

Net income (loss) per common share:
Basic. . . . . . . . . . . . . . . . . . . . . . . . .  $   0.43   $  (1.33)  $  (1.04)  $  (2.69)  $  (2.22)
                                                        =========  =========  =========  =========  =========
Diluted. . . . . . . . . . . . . . . . . . . . . . . .  $   0.39   $  (1.33)  $  (1.04)  $  (2.69)  $  (2.22)
                                                        =========  =========  =========  =========  =========

Weighted average number of common shares outstanding:
Basic. . . . . . . . . . . . . . . . . . . . . . . . .    10,255     10,207     10,162     10,117     10,469
                                                        =========  =========  =========  =========  =========
Diluted. . . . . . . . . . . . . . . . . . . . . . . .    11,521     10,207     10,162     10,117     10,469
                                                        =========  =========  =========  =========  =========

Consolidated Operating Data:
Communities in which we have an interest . . . . . . .       175        180        133        135        129
Number of units. . . . . . . . . . . . . . . . . . . .    14,845     15,762     12,248     12,412     11,726

                                                                             December 31,
                                                       ------------------------------------------------------
                                                            2003       2002       2001       2000       1999
                                                        ---------  ---------  ---------  ---------  ---------
                                                                            (In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents. . . . . . . . . . . . . . .  $  6,368   $  7,301   $ 10,194   $  7,496   $ 12,860
Working capital (deficit). . . . . . . . . . . . . . .   (33,361)   (26,485)   (12,100)   (81,167)     6,828
Total assets . . . . . . . . . . . . . . . . . . . . .   178,587    163,159    168,811    178,079    198,370
Long-term debt, less current portion . . . . . . . . .   136,388    119,887    131,070     60,499    128,319
Convertible debentures . . . . . . . . . . . . . . . .    32,000     32,000     32,000     32,000     32,000
Redeemable preferred stock . . . . . . . . . . . . . .         -     25,000     25,000     25,000     25,000
Shareholders' deficit. . . . . . . . . . . . . . . . .   (79,094)   (85,066)   (74,141)   (65,803)   (37,290)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

From 1995 through 1999, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became significantly over-built, creating an environment characterized by sluggish or falling occupancy and market resistance to rate increases. As a result of these difficult operating circumstances, we limited further growth and in 2000 began an increasing focus first on raising our occupancy and later on operating efficiencies and cost controls as well as implementing a systematic rate enhancement program.

We believe that the health of the assisted living industry is improving and that there are developing opportunities to improve occupancy and adjust rates, as well as greater access to capital. In light of these perceptions, we have completed several acquisitions in the last two years and have, and are continuing, to convert managed communities to owned or lease communities where opportunities are available. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively, primarily through the lease of 24 communities formerly operated by Marriott and through other selected acquisitions. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2004 we expect to continue reviewing acquisition opportunities and seeking to take ownership or lease positions in communities that we manage. To this end, we have announced a proposed lease acquisition of up to 13 communities that we formerly managed, a second lease acquisition of nine memory loss facilities, and two other communities.

The  following  table  sets  forth  a  summary  of  our  property  interests.




                                                             As  of  December  31,
                                     ----------------------------------------------------------------------
                                              2003                    2002                    2001
                                     ----------------------  ----------------------  ----------------------
                                      Buildings     Units     Buildings     Units     Buildings     Units
                                     ----------  ----------  ----------  ----------  ----------  ----------
Owned (1) . . . . . . . . . . . . .          19       1,813         17       1,687           16       1,579
Leased (1) (2). . . . . . . . . . .         109       8,303         67       5,279           42       3,444
Managed/Admin Services (3)(4) . . .          46       4,589         94       8,577           70       6,620
Joint Venture/Partnership (5) . . .           1         140          2         219            5         605
                                     ----------  ----------  ----------  ----------  ----------  ----------
     Operated Portfolio . . . . . .         175      14,845        180      15,762          133      12,248

     Percentage increase (decrease)      (2.8%)      (5.8%)       35.3%       28.7%      (1.5%)      (1.3%)

--------
     (1)  Included  in  our  consolidated  portfolio  of  communities.
     (2) The leased communities are all operating leases, in which the revenues and expenses from these communities are included in the Consolidated Statement of Operations, but the assets and liabilities are not included in the Consolidated Balance Sheets.
     (3) Buildings managed decreased in 2003 due to termination of 13 Regent management contracts, the 21 Emeritrust II communities, which were leased as of September 30, 2003, and the 8 Horizon Bay communities, which were leased as of December 31, 2003.
     (4)  One  managed  building has been shut down and was sold March 12, 2004.
     (5) In 2003, 2002, and 2001, we managed 1, 1, and 2 of these communities, respectively.

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities. We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. In this context, we must be sensitive to our residents' financial circumstances and remain aware that rates and occupancy are interrelated.

In evaluating the rate component, we generally rely on the average monthly revenue per unit, computed by dividing the total revenue for a particular period by the average number of occupied units determined on a monthly basis for the same period. In evaluating the occupancy component, we generally rely on the an average occupancy rate, computed by dividing the average units available, determined on a monthly basis, during a particular period by the average number of units occupied, determined on a monthly basis, during the period. In October 2002, we acquired 24 buildings through lease (with approximately 1,650 units) and in March 2003, we acquired eight buildings through lease (with approximately 489 units). At the time of acquisition, these groups of communities had different rate and occupancy characteristics and, therefore, have a distorting effect on the rate and occupancy comparisons between 2002 and 2003. As a consequence, the comparison including and excluding these communities is presented below. We evaluate these and other operating components for our consolidated portfolio, which included the communities we own and lease, and our operating portfolio, which also includes the communities we manage as if we were the owner or lessor.

In our consolidated portfolio, our average monthly revenue per unit increased from $2,405 in 2001 to $2,577 in 2002 and to $2,767 in 2003. These changes represented increases of 7.2% and 7.4% for each of the two years. Excluding the acquisition communities referred to above, the corresponding changes were 6.3% for 2002 and 5.6% for 2003. We believe that these improvements were a consequence of a carefully designed rate enhancement program that we began implementing in 2000.

In our consolidated portfolio, our average occupancy rate was 84.1% in 2001, decreasing to 80.9% in 2002 and further decreasing to 77.4% in 2003. Excluding the acquisition communities referred to above, our average occupancy rate was 81.8% in 2002 compared to 81.6% in 2003. We believe that these occupancy rates reflect industry-wide factors, such as the supply of available units, which have tended to keep pressure on occupancy levels, as well as, our own actions and policies. At the time the acquisition communities were added to our consolidated portfolio, their occupancy rates were lower (average rate for 2003 was 65.4%) and their average revenue per occupied unit was higher ($3,012 for
2003) than the balance of our portfolio. We also believe that our rate enhancement program has affected occupancy growth and we continue to evaluate the factors of rate and occupancy to find the optimum balance.

Since our inception in 1993, we have incurred operating losses and as of December 31, 2003, we had an accumulated deficit of approximately $150.8 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion that did not materialize and occupancy rates that have declined and remained lower for longer periods than we anticipated.


SIGNIFICANT  2003  TRANSACTIONS

In 2003 we substantially increased the number of communities we lease, reduced the number of communities we manage, repurchased all of our outstanding Series A Preferred Stock and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

     Emeritrust  Transactions

Since 1999, we have managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to us, (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management. During 2003, 2002 and 2001, we managed the Emeritrust I communities, which included 25 of the 46 communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required us to fund cash operating losses of the communities. In each of

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, we received management fees (net of our funding obligations) of approximately $2.7 million, $1.8 million, and $2.8 million in 2003, 2002 and 2001, respectively. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, we and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. In March 2004, this management agreement was amended to provide for a management fee of 5% of gross revenues. In 2004, we do not expect to receive management fees for the Emeritrust I communities at the same level as we did in 2003. The interest rate on the mortgage financing of the communities was increased effective June 30, 2003, and may be increased further in 2004, which will have the effect of reducing cash flow from the communities and, correspondingly, reducing our additional management fee that is payable to the extent of 50% of cash flow. We also expect that additional communities could be sold, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guaranty that the management arrangement will continue for its full term.

Emeritrust II Communities Management. During 2003 (through September 30), 2002, and 2001, we managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if we met certain cash flow standards. The management agreement for five of the communities also required us to fund cash operating losses of those communities. Under this arrangement, we received management fees (net of our funding obligations) of approximately $2.0 million in 2003 (through September 30), and approximately $2.6 million in each of the years 2002 and 2001.

Emeritrust II Communities Lease. On September 30, 2003, we acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million, financed through a combination of lease and mortgage financing with an independent real estate investment trust in the aggregate amount of $121.5 million. A master operating lease covers the Emeritrust II communities and four other communities originally leased from the real estate investment trust in March 2002. The lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The real estate investment trust also provided $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the real estate investment trust as described below under "Debt Consolidation." As part of the purchase price, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. We included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs that we will amortize over the life of the lease.

Additional Information. The history and additional detail relating to transactions involving the Emeritrust communities is contained in our Form 8-K filed with the Securities and Exchange Commission on October 14, 2003. Mr. Baty, our chief executive officer, held financial interests in the Emeritrust investor groups and had certain obligations under the Emeritrust financing arrangements and in the transactions completed in 2003. These are also described in detail in this Form 8-K.

     Repurchase  of  Series  A  Preferred  Stock

In a two-part transaction that was completed August 28, 2003, we repurchased all the outstanding shares of our Series A Preferred Stock for an aggregate purchase price of $20.5 million. The Series A Preferred Stock had been issued originally in October 1997 for $25.0 million. As a part of the repurchase, the holder of the Series A Preferred Stock waived approximately $10.1 million in accrued and unpaid dividends. As a result of the transaction, we recognized a gain of approximately $14.5 million. Just prior to the repurchase, the Series A Preferred Stock was accruing compounded, cumulative dividends of approximately $3.7 million annually, with mandatory redemption in October 2004 at a price of $25 million plus accrued and unpaid dividends. In completing the repurchase, we avoided these future obligations. We obtained the funds to complete the repurchase through three related financing transactions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

The first financing transaction involved three communities that we leased. Prior to this financing transaction, we also held notes receivable in the aggregate amount of $4.4 million that were secured by the same three communities and under which we received interest of approximately $144,000 annually. In the refinancing, the communities were transferred to a real estate investment trust, which became the new owner and lessor, and we received net proceeds of $10.2 million in repayment of the notes we held and in exchange for our related security and other property interests in the communities. The transfer of the communities was subject to our leases, the terms of which did not change.
Because we disposed of our notes, we will no longer receive the interest we formerly did. We recognized a deferred gain of approximately $8.5 million, which we will amortize over the remaining life of the leases.

The second financing transaction, with the same real estate investment trust, involved the sale/leaseback of four communities, three of which we owned and one of which we held a 50% joint venture interest, resulting in net proceeds of $6.6 million. The lease is for a 15-year term with a 15-year extension and provides for a base annual rent of approximately $3.5 million, with periodic escalators. Prior to this refinancing, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million. We recognized a deferred gain of $9.9 million, which we will amortize over the term of the lease.

The third financing, again with the same real estate investment trust, was a mortgage loan for $7.5 million secured by the seven communities involved in the first two financing transactions. The debt matured in August 2006 and required monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the real estate investment trust, as discussed below under "Debt Consolidation".

     Lease  of  Eight  Communities  in  May

In May 2003, we entered into a lease with a real estate investment trust covering eight assisted living communities in four states containing an aggregate of 489 units. The lease is for an initial 10-year period with three 5-year extensions and includes an option to acquire the communities during the second year for a price of $42.2 million and during the third year at the same price plus a 3% premium. We believe this option exercise price is currently well above fair value based on current operations. Under the lease we have a right of first opportunity to purchase any of the properties if the owner decides to sell. The lease is a net lease, with annual base rental of $3.45 million, and rent adjustments at the end of the first and second lease years based on a percentage of any increase in operating revenues, with an aggregate annual limit of $275,000, and adjustments each year thereafter based on increases in the consumer price index. The real estate investment trust has agreed to fund up to $500,000 for capital expenditures, with amounts added to the lease base and option price, and has provided us a 10-year working capital loan for $600,000, with interest at 10% per annum payable monthly.

     Lease  of  Eight  Communities  from  Baty

On September 30, 2003, we entered into an agreement to lease eight communities that we were then managing for entities owned or controlled by Mr. Baty, which we have formerly referred to as the Horizon Bay communities. Under the agreement, the Baty entities assigned, and we assumed, the existing leases relating to seven of the facilities. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, we leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). The debt that is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that he may acquire and lease to us, as described below. Annual rent relating to the eight communities is estimated at $4.6 million, with annual adjustments based upon changes in the consumer price level index. We will pay the Baty Entities approximately $70,000, which represents their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between the Baty Entities and us. Although this transaction closed December 31, 2003, the economic and financial terms were effective June 30, 2003.

     Debt  Consolidation

The real estate investment trust that financed the Emeritrust II transaction already held $6.8 million of our leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This real estate investment trust also provided $7.5 million in leasehold mortgage financing incurred to support

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two financings, together with the $11.5 million leasehold mortgage financing related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at our option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios.

     Alterra  Transactions

In December 2003, we invested $7.3 million (representing an 11% ownership interest), net of transaction costs, in a limited liability corporation (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin that was the subject of a voluntary Chapter 11 bankruptcy. Alterra operated 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consists of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and us. Under the LLC agreement, distributions are first allocated to Fortress until it receives its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to their percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest for each of us and the entity controlled by Mr. Baty.

On December 31, 2003, independent of the LLC, we acquired five assisted living communities, containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008.

The  following  table  summarizes  the  transactions  described  above:



                                              Owned   Leased  Managed
                                              ------  ------  --------
December 31, 2002. . . . . . . . . . . . . .     18       67       95

Emeritrust I Communities Management. . . . .      -        -       (2)

Sale-leaseback in connection with
  repurchase of the Series A Preferred Stock     (4)       4        -

Emeritrust II Communities Lease. . . . . . .      -       21      (21)

Lease of Eight Communities in May. . . . . .      -        8        -

Lease of Eight Communities from Baty . . . .      -        8       (8)

Five Community Mortgage Assumption . . . . .      5        -        -

Other Transactions . . . . . . . . . . . . .      -        1      (17)  *
                                              -----  --------  --------
December 31, 2003. . . . . . . . . . . . . .     19      109       47
                                              ======  =======  ========

*  includes two communities not elsewhere discussed

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS  OF  OPERATIONS

Summary  of  Significant  Accounting  Policies  and  Use  of  Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, health insurance, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are most significant to the judgments and estimates used in the preparation of our consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

     * For commercial general liability and professional liability insurance, we use a captive insurance structure essentially to self-fund our primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. We also have an excess policy, which applies to claims in excess of the primary layer on a per occurrence basis. Losses within the primary layer, which include the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred, which will vary based on actual versus expected experience.

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

     * We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, "Accounting for Stock-Based Compensation". The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted-average option life. To

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

        the extent, such things as actual volatility or life of the options is different from estimated, amounts expensed will be more or less than would have been recorded otherwise.

     * We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     * We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized which at this time shows a net asset valuation of zero. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


COMMON-SIZE  INCOME  STATEMENTS  AND  PERIOD-TO-PERIOD  PERCENTAGE  CHANGE

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.


                                                  Percentage  of  Revenues
                                         ---------------------------------------             Year-to-Year
                                                Years  Ended  December  31,          Percentage Increase (Decrease)
                                         ---------------------------------------  ------------------------------------
                                             2003          2002          2001         2003-2002         2002-2001
                                         ------------  ------------  ------------  ----------------  ----------------
Revenues: . . . . . . . . . . . . . . .        100.0%        100.0%        100.0%             35.0%              8.9%
Expenses:
     Community operations . . . . . . .         61.6          61.3          57.5              35.7              16.1
     General and administrative . . . .         11.6          13.8          12.7              13.9              18.2
     Depreciation and amortization. . .          3.5           4.7           5.2               1.6              (0.5)
     Facility lease expense . . . . . .         19.9          19.6          19.3              36.9              10.5
                                         ------------  ------------  ------------  ----------------  ----------------
         Total operating expenses . . .         96.6          99.4          94.7              31.3              14.3
                                         ------------  ------------  ------------  ----------------  ----------------
Income from operations. . . . . . . . .          3.4           0.6           5.3             596.8             (86.7)
Other income (expense)
     Interest income. . . . . . . . . .          0.3           0.3           0.7              65.3             (58.9)
     Interest expense . . . . . . . . .         (6.3)         (7.7)         (9.4)             12.1             (11.8)
     Other, net . . . . . . . . . . . .          1.0           2.7           0.4             (48.3)            606.5
                                         ------------  ------------  ------------  ----------------  ----------------
          Net other expense . . . . . .         (5.0)         (4.7)         (8.3)             43.4             (38.5)
                                         ------------  ------------  ------------  ----------------  ----------------

          Loss before income taxes.....         (1.6)         (4.1)         (3.0)            (45.3)             47.0
          Provision for income taxes. .         (0.2)            -             -               N/A               N/A
                                         ------------  ------------  ------------  ----------------  ----------------
          Net loss. . . . . . . . . . .        (1.8%)        (4.1%)        (3.0%)           (38.5%)             47.0%
                                         ============  ============  ============  ================  ================

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Comparison  of  the  Years  Ended  December  31,  2003  and  2002
-----------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the year ended December 31, 2003, increased by $53.6 million to $206.7 million from $153.1 million in 2002, or 35.0%. Approximately $36.3 million of the increase reflects revenue from 24 communities that we began leasing in late 2002 and an 8 building lease acquisition in the second quarter of 2003. The balance of the change in revenue is primarily the result of increases in the average monthly revenue per unit due to our rate enhancement program. Average monthly revenue per unit (excluding the acquisition impact, which was favorable by $68) was $2,699 for 2003 compared to $2,577 for 2002, an increase of approximately 5.6%. These increases were partially offset by a decrease in the occupancy rate of 3.5 percentage points to 77.4% for 2003 from 80.9% for 2002. However, the occupancy rate excluding the acquisition impact, which was unfavorable by 4.2 percentage points, decreased
0.2 percentage points from the prior year. Management fees decreased by $649,000 in the year ended December 31, 2003, compared to 2002. This is primarily due to the termination, expiration, or sale of various communities under management contracts during 2003. As of December 31, 2003, we managed 47 communities compared to 95 as of December 31, 2002, a decline of 48 managed communities. Of the 48 previously managed communities, 29 are currently leased and included in our consolidated portfolio at December 31, 2003.

Community Operations: Community operating expenses for the year ended December 31, 2003, increased $33.5 million to $127.3 million from $93.8 million for 2002, or 35.7%. Approximately $28.0 million of the increase reflects operating expense from 24 communities that we began leasing in October 2002 and an 8 building lease acquisition in the second quarter of 2003. The balance of this change was due to increases in personnel costs and increases in utilities, food services, health, and workers' compensation insurance premiums. Community operating expenses as a percentage of total operating revenue increased to 61.6% in 2003 from 61.3% in 2002, primarily as a result of these increased expenses.

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2003, increased $2.9 million to $24.0 million from $21.1 million for 2002, or 13.9%. We experienced increases of approximately $2.7 million in personnel costs related to acquisitions and health and workers' compensation insurance. As a percentage of total operating revenues, G&A expenses decreased to 11.6% for 2003, compared to 13.8% for 2002, primarily as a result of increased revenue due to additional communities in our consolidated portfolio. Since approximately 25% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities for which the operating revenue is not included in our consolidated financial statements, may be more meaningful for industry-wide comparisons. These percentages were 6.3% and 6.0% for 2003 and 2002, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2003, and 2002, were approximately $7.3 million and $7.2 million, respectively. In 2003, this represents 3.5% of total operating revenues compared to 4.7% for 2002. The decrease as a percentage of revenues is due to increased revenues from our consolidated portfolio of communities.

Facility Lease Expense: Facility lease expense for the year ended December 31, 2003, was $41.0 million compared to $30.0 million for the year ended December 31, 2002, representing an increase of $11.0 million, or 36.9%. Approximately $6.7 million of the increase reflects rental expense from 24 communities that we began leasing in October 2002 and an 8 building lease acquisition in the second quarter of 2003. Approximately $2.6 million of the increase was the result of a lease acquisition of the Emeritrust II communities as discussed previously in "Significant 2003 Transactions - Emeritrust Transactions". Approximately $733,000 of the increase was the result of the sale-leaseback transaction in connection with the repurchase of the Series A Preferred Stock also discussed in "Significant 2003 Transactions - Repurchase of Series A Preferred Stock". The balance of the increase is primarily attributable to rental increases based on community performance under certain of our leases in 2003. We leased 109 communities as of December 31, 2003, compared to 67 communities as of December 31, 2002. Facility lease expense as a percentage of revenues increased to 19.9% from 19.6% for the years ended December 31, 2003, and 2002, respectively.

Interest Income: Interest income for the year ended December 31, 2003, was $666,000 versus $403,000 for the year ended December 31, 2002. This is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Interest Expense: Interest expense for the year ended December 31, 2003, was $13.1 million compared to $11.7 million for the year ended December 31, 2002.
This increase of $1.4 million, or 12.1%, is primarily attributable to higher amounts of outstanding debt in 2003 compared to 2002, as a result of a debt consolidation in connection with the Emeritrust II transaction and the repurchase of the Series A Preferred Stock all as discussed in "Significant 2003 Transactions." As a percentage of total operating revenues, interest expense decreased to 6.3% from 7.7% for the year ended December 31, 2003 and 2002, respectively, reflecting increased revenues in conjunction with lower interest rates.

Other, net: Other, net decreased by $2.0 million to $2.1 million in income for the year ended December 31, 2003, from $4.1 million in income for the year ended December 31, 2002. The amount for 2003 includes a gain of $1.4 million on the sale of our investment in ARV Assisted Living common stock in April 2003, amortization of deferred gains related to the transactions in connection with the repurchase of the Series A Preferred Stock of approximately $440,000, and the Emeritrust II leasehold acquisition of approximately $278,000 all as discussed in "Significant 2003 Transactions". The amount for the year 2002 includes a $5.1 million gain related to discounts we received upon the payoff of existing financing, net of certain costs related to the transaction. This gain was offset by approximately $1.2 million in write-offs of existing loan fees related to a sales/leaseback transaction and a refinancing transaction.

Income taxes. Income taxes are due primarily because of gains on sale-leaseback transactions involving several communities in the third quarter of 2003, which have been deferred for accounting purposes. We believe that we will be required to pay an alternative minimum income tax for 2003 on our federal income tax return and, in certain states that have alternative minimum income tax provisions, we will pay income or franchise tax.

Preferred dividends: For the year ended December 31, 2003 and 2002, the preferred dividends were approximately $6.2 million and $7.3 million, respectively. This decrease of $1.1 million is primarily due to a decrease of $1.4 million in dividends for the Series A preferred stock, partially offset by an increase of $256,000 in dividends for the Series B preferred stock. The Series A preferred stock was repurchased in July and August 2003. For the last fourteen quarters, we have not declared cash dividends on our preferred stock but have been accruing such accumulated and unpaid dividends. The terms of our preferred stock provide that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates is $1.7 million and $2.1 million for 2003 and 2002, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Comparison  of  the  Years  Ended  December  31,  2002  and  2001
-----------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the year ended December 31, 2002, increased by $12.5 million to $153.1 million from $140.6 million in 2001, or 8.9%. Approximately $9.7 million of the increase reflects revenue from 24 communities that we began leasing in late 2002. The balance of the change in revenue is primarily the result of increases in the average monthly revenue per unit due to our rate enhancement program and additional managed communities throughout 2002 compared to 2001. Average monthly revenue per unit was $2,577 for 2002 compared to $2,405 for 2001, an increase of approximately 7.2%. Management fees increased by $2.2 million in the year ended December 31, 2002, compared to 2001. This is primarily due to the addition of 24 managed communities in 2002 compared to 2001, as well as, increases in contingent management fees from certain existing managed communities. These increases were partially offset by a decrease in the occupancy rate of 3.2 percentage points to 80.9% for 2002 from 84.1% for 2001. Exclusive of the 24 communities acquisition, occupancy decreased to 81.1% in 2002.

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

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2002, increased $3.2 million to $21.1 million from $17.9 million for 2001, or 18.2%. We experienced increases of approximately $2.7 million in personnel costs related to acquisitions, health and workers' compensation insurance, and other acquisition related expenses. As a percentage of total operating revenues, G&A expenses increased to 13.8% for 2002, compared to 12.7% for 2001, primarily as a result of higher expenses due to additional communities in our consolidated portfolio. Since more than half of the communities we operated were managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities for which the operating revenue is not included in our consolidated financial statements, may be more meaningful for industry-wide comparisons. These percentages were 6.0% and 6.6% for 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2002, and 2001, were approximately $7.2 million and $7.3 million, respectively. In 2002, this represents 4.7% of total operating revenues compared to 5.2% for 2001. The decrease as a percentage of revenues is due to increased revenues from leased communities.

Facility Lease Expense: Facility lease expense for the year ended December 31, 2002, was $30.0 million compared to $27.1 million for the year ended December 31, 2001, representing an increase of $2.9 million, or 10.5%. Approximately $1.5 million of the increase reflects rental expense from 24 communities that we began leasing in October 2002. Approximately $848,000 of the increase was the result of a sale-leaseback transaction related to four communities, offset by the disposition of one leased community and the repurchase of a leased community. The balance of the increase is primarily attributable to rental increases based on community performance under certain of our leases in 2002. We leased 67 communities as of December 31, 2002, compared to 42 communities as of December 31, 2001. Facility lease expense as a percentage of revenues increased to 19.6% from 19.3% for the years ended December 31, 2002, and 2001, respectively.

Interest Income: Interest income for the year ended December 31, 2002, was $403,000 versus $980,000 for the year ended December 31, 2001. This was primarily attributable to declining interest rates.

Interest Expense: Interest expense for the year ended December 31, 2002, was $11.7 million compared to $13.3 million for the year ended December 31, 2001. This decrease of $1.6 million, or 11.8%, is primarily attributable to reduced amount of outstanding debt in 2002 compared to 2001, as a result of sales-leaseback and refinancing transactions and lower interest rates on our variable rate debt. As a percentage of total operating revenues, interest expense decreased to 7.7% from 9.5% for the year ended December 31, 2002 and 2001, respectively, reflecting increased revenues in conjunction with lower interest rates.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Other, net: Other, net increased by $3.5 million to $4.1 million in income for the year ended December 31, 2002, from $581,000 income for the year ended December 31, 2001. The amount for the year 2002 includes a $5.1 million gain related to discounts we received upon the payoff of existing financing, offset by certain costs related to the transaction. This gain was offset by approximately $1.2 million in write-offs of existing loan fees related to a sales-leaseback transaction and a refinancing transaction. The amount for the year 2001 included a deficit-funding obligation of $335,000 arising from our management of the Emeritrust communities, losses of $313,000 associated with our investment in Senior Healthcare Partners, LLC, and a net gain of $1.1 million on sale of two communities.

Preferred dividends: For the year ended December 31, 2002 and 2001, the preferred dividends were approximately $7.3 million and $6.4 million, respectively. As of December 31, 2002, for the previous ten quarters, we had not declared cash dividends on our preferred stock but had been accruing such accumulated and unpaid dividends. The terms of our preferred stock provide that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates is $2.1 million for both 2002 and 2001. In addition, because the board of directors did not declare dividends on our Series A preferred stock for more than six quarters, effective January 1, 2002, such dividends were calculated on a compounded cumulative basis, retroactive to our last payment, until they are paid current. Had we been required to pay the higher rate for the Series A preferred stock, both our preferred dividends and net loss to common shareholders would have increased $275,000 and $19,000 for 2001 and 2000, respectively. This combined amount of $294,000 was recognized in 2002 as well as an additional cumulative compounded dividend of $622,000 for 2002.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Same  Community  Comparison

Three  months  ended  December  31,  2003,  and  2002:
------------------------------------------------------

We operated 59 owned or leased communities on a comparable basis during both the three months ended December 31, 2003 and 2002. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended December 31, 2003 and 2002.

                                                    Three Months
                                                 Ended December 31,
                                             --------------------------
                                                                          Dollar     % Change
                                                 2003          2002       Change   Fav / (Unfav)
                                             ------------  ------------  --------  -------------
                                                               (In thousands)

Revenue . . . . . . . . . . . . . . . . . .  $    34,494   $    33,516   $   978            2.9%
Community operating expenses. . . . . . . .      (20,442)      (21,674)    1,232            5.7
                                             ------------  ------------  --------  -------------
    Community operating income. . . . . . .       14,052        11,842     2,210           18.7
Depreciation & amortization . . . . . . . .       (1,347)       (1,572)      225           14.3
Facility lease expense. . . . . . . . . . .       (7,956)       (6,806)   (1,150)         (16.9)
                                             ------------  ------------  --------  -------------
    Operating income. . . . . . . . . . . .        4,749         3,464     1,285           37.1
Interest expense, net . . . . . . . . . . .       (2,209)       (2,363)      154            6.5
                                             ------------  ------------  --------  -------------
    Operating income after interest expense  $     2,540   $     1,101   $ 1,439          130.7%
                                             ============  ============  ========  =============

The same communities represented $34.5 million or 57.6% of our total revenue of $59.9 million for the fourth quarter of 2003. Same community revenues increased by $978,000 or 2.9% for the quarter ended December 31, 2003, from the comparable period in 2002. This was primarily due to rate increases, which increased revenue per unit by 4.4%, partially offset by a decrease in average occupancy to 81.6% in the fourth quarter of 2003 from 82.3% in the fourth quarter of 2002. Facility lease expense for the fourth quarter of 2003 increased primarily due to various rent escalators related to certain leased facilities. For the quarter ended December 31, 2003, our operating income after interest expense increased to $2.5 million from $1.1 million for the comparable period of 2002, primarily as a result of a combination of increased rates and decreased community operating expenses mainly due to improvements in personnel and related costs; taxes, licenses, and fees; insurance; and other operating expenses in 2003 compared to 2002.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Year  ended  December  31,  2003,  and  2002:
---------------------------------------------
We operated 59 owned or leased communities on a comparable basis during both the twelve months ended December 31, 2003 and 2002. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for 2003 and 2002.



                                               Year Ended December 31,
                                             --------------------------
                                                                          Dollar     % Change
                                                 2003          2002       Change   Fav / (Unfav)
                                             ------------  ------------  --------  -------------
                                                              (In  thousands)
Revenue . . . . . . . . . . . . . . . . . .  $   136,213   $   130,956   $ 5,257            4.0%
Community operating expenses. . . . . . . .      (82,133)      (83,394)    1,261            1.5
                                             ------------  ------------  --------  -------------
    Community operating income. . . . . . .       54,080        47,562     6,518           13.7
Depreciation & amortization . . . . . . . .       (5,943)       (6,098)      155            2.5
Facility lease expense. . . . . . . . . . .      (28,844)      (27,405)   (1,439)          (5.3)
                                             ------------  ------------  --------  -------------
    Operating income. . . . . . . . . . . .       19,293        14,059     5,234           37.2
Interest expense, net . . . . . . . . . . .       (9,755)       (9,108)     (647)          (7.1)
                                             ------------  ------------  --------  -------------
    Operating income after interest expense  $     9,538   $     4,951   $ 4,587           92.6%
                                             ============  ============  ========  =============


The same communities represented $136.2 million or 65.9% of our total revenue of $206.7 million for the year ended December 31, 2003. Same community revenues increased by $5.3 million or 4.0% for the year ended December 31, 2003, from the year ended December 31, 2002. The increase in revenue is attributable to our rate enhancement program, which resulted in an increase in same community average monthly revenue per unit to $2,715 for 2003, from $2,585 for 2002. This is an increase of $130 or 5.0%. These results were partially offset by a decrease in occupancy to 81.8% in 2003 from 81.9% in 2002. Facility lease expense for the year ended December 31, 2003, increased primarily due to variable rent escalators related to certain leased communities. For the year ended December 31, 2003, our operating income after interest expense increased to $9.5 million from $5.0 million for 2002, primarily as a result of a combination of increased rates and decreased community operating expenses mainly due to improvements in taxes, licenses, and fees; insurance; and other operating expenses in 2003 compared to 2002.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

LIQUIDITY  AND  CAPITAL  RESOURCES

For the year ended December 31, 2003, net cash provided by operating activities was $6.4 million compared to $3.8 million for the prior year. The decrease in net loss of $2.4 million between 2002 and 2003 was a major contributor to our increased operating cash flow. Increases in current liabilities provided cash of approximately $4.1 million primarily due to an increase in accounts payable of $2.9 million and an increase in deferred revenue of $3.1 million, partially offset by decreases in other current liabilities of $1.9 million. Net cash used by increases in current assets were approximately $900,000, primarily from increases in prepaid expenses.

Net cash provided by investing activities amounted to $23.0 million for the year ended December 31, 2003, and was comprised primarily of proceeds from sale of property and equipment of $44.8 million, proceeds from sale of investment securities of $2.9 million, repayment of advances to affiliates of $1.5 million, which was partially offset by management and lease acquisition costs of $12.6 million, a $7.7 million investment in Alterra, which includes transaction costs, acquisition of property and equipment of $2.7 million, and the purchase of a minority partner's interest of $2.5 million. Net cash provided by investing activities amounted to $3.2 million for the year ended December 31, 2002, and was comprised primarily of proceeds from sale of property and equipment related to refinancing of four communities through sale/leaseback transactions, which was partially offset by the acquisition of property, equipment, new leases, and lease improvements.

For the year ended December 31, 2003, net cash used in financing activities was $30.3 million primarily from the repurchase of Series A Preferred Stock for $20.5 million, long-term debt repayments of $24.4 million, short-term debt repayments of $2.8 million, and an increase in restricted deposits of $1.6 million, partially offset by proceeds from long-term borrowings of $19.6 million. For the year ended December 31, 2002, net cash used in financing activities was $9.9 million primarily from short-term and long-term debt repayments, and financing and debt issuance costs.

We have incurred significant operating losses since our inception and have a working capital deficit of $33.4 million, although $6.1 million represents deferred revenue and $8.2 million of preferred dividends is due only if declared by our board of directors. In 2003, 2002, and 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows. At times in the past, however, we have been dependent upon third party financing or disposition of assets to fund operations and we cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In 2002, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. As a consequence of our property acquisitions in 2003, our long-term debt has increased from $123.5 million at December 31, 2002, to $141.1 million at December 31, 2003, and our obligations under operating leases have increased from $289.7 million to $605.0 million during the same period. In particular, the number of communities we lease increased from 67 at December 31, 2002 to 109 at December 31, 2003. We believe that, on the basis of the operating results of these communities (many of which we managed) prior to the commencement of the leases, the cash flow from such communities will be adequate to support the increased lease obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 17 owned assisted living properties and 104 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. We expect to be in compliance at least through 2004 and for the foreseeable future.

Management believes that we will be able to sustain positive operating cash flow at least through 2004 and for the foreseeable future and will have adequate cash from operations for all necessary investing and financing activities including required debt service and capital expenditures.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

The following table summarizes our contractual obligations at December 31, 2003 (In thousands):


                                                                Payments Due by Period
                                            ---------------------------------------------------------------
                                                           Less than                                After 5
                                               Total        1 year     1 - 3 years   4 - 5 years     years
                                            ------------  -----------  -----------  -------------  ---------
Contractual Obligations
 Long-Term Debt, including current portion  $   141,138  $      4,750  $     75,274  $    60,508  $    606
 Operating Leases. . . . . . . . . . . . .  $   604,953  $     56,262  $    113,211  $   107,855  $327,625
 Convertible Debentures. . . . . . . . . .  $    32,000  $          -  $     32,000  $         -  $      -

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. However, adoption of SFAS No. 143 did not have an impact on our financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 in the fourth quarter of 2002 had no effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of Interpretation No. 45 did not have an impact on our financial condition and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." This Interpretation was revised in December 2003 and addresses consolidation by business enterprises of variable interest entities (VIE's). A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity's expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with our actual interests in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004 for variable interest entities that existed prior to February 1, 2003.

We have evaluated the impact of FIN No. 46 on all its current related party management agreements including those more fully discussed under Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," under sections denoted as "Emeritrust Transactions" and "Baty Transactions" as well as other management agreements and other arrangements with potential VIE's. We doe not believe we have any VIE's that will require consolidation.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. For public enterprises, like us, this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management has determined that none of our current financial instruments are covered by this pronouncement.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

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

RISK  FACTORS

Our business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below:

The following important factors, among others, could cause actual operating results to differ materially from those expressed in forward-looking statements included in this report and presented elsewhere by our management from time to time. Do not place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report refer to potential future circumstances, operations and prospects, and therefore, are not historical or current facts. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations, which may materially differ from our actual future experience involving any one or more of such matters and subject areas as a result of various factors, including: possible excess assisted living capacity in our market areas affecting our occupancy and pricing levels; uncertainties in increasing occupancy and pricing, generally; effective management of costs and the effects of cost increases beyond our control, such as utilities and insurance; the difficulty in reducing and eliminating continuing operating losses; vulnerability to defaults in our debt and lease financing as a result of noncompliance with various covenants; the effects of cross-default terms; competition; and uncertainties relating to construction, licensing, environmental, and other matters that affect acquisition, disposition and development of assisted living communities. We have attempted to identify, in context, certain of the factors that may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. We are not obligated to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. These and other factors are discussed in more detail below.

We have incurred losses since we began doing business and may continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business. For 2003, 2002, and 2001, we recorded net losses before preferred dividends of $3.8 million, $6.2 million, and $4.2 million, respectively. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities, as well as our inability (along with much of the assisted living industry) to increase occupancy rates at our communities, were among the causes of these losses. To date, at many of our communities, we have been generally able to stabilize occupancy and rate structures to levels that have resulted in positive cash flow but not earnings for the company as a whole. Our operations may not become profitable in line with our current expectations or may not become profitable at all.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and operating leases. At December 31, 2003, we had total debt of $141.1 million, with minimum principal payments of about $4.8 million due in 2004. At December 31, 2003, we were obligated under long-term operating leases requiring minimum annual lease payments of which $56.3 million is payable in 2004. In addition, we will have approximately $6.4 million and $68.9 million in principal amount of debt repayment obligations that become due in 2005 and 2006, respectively. If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on our communities secured by the respective indebtedness or, in the case of an operating lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale-leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions. A substantial portion of our future cash flow will be devoted to debt service and lease payments. In the past, we have frequently been dependent on third party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future. In addition, we are periodically required to refinance these obligations as they mature. As a consequence of acquisitions of communities, we have substantially increased our leverage in 2003. Our long-term debt has increased from $123.5 million at December 31, 2002, to $141.1 million at December 31, 2003 and our obligations under operating leases have increased from $289.7 million to $605.0 million during the same period. These circumstances reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates that would result in positive earnings. In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis. Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities. During the last three years, occupancy levels declined, although last year occupancy was nearly flat, excluding the effects of acquired communities. We cannot guarantee that our occupancy levels will increase.

We will occasionally seek additional funding through public or private financing, including equity financing. We may not find adequate equity, debt, or sale-leaseback financing when we need it or on terms acceptable to us. This could affect our ability to finance our operations or refinance our properties to avoid the consequences of default and foreclosure under our existing financing as described above. In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution of their investment.

If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the related debt. From time to time, we failed to comply with certain covenants in our financing agreements. In the future, we may not be able to comply with these covenants, which generally relate to matters such as cash flow, and debt coverage ratios. If we fail to comply with any of these requirements, our lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date. We may be unable to pay or refinance this debt if it becomes due.

Our liability insurance may be insufficient to cover the liabilities we face. In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories. Many of these suits involve large claims and significant legal costs. We expect that we occasionally will face such suits because of the nature of our business. We currently maintain insurance policies with coverage and self-insured retention (with respect to general and professional liability) and deductibles (with respect to auto liability and property damage claims) we deem appropriate based on the nature and risks of our business, historical experience, industry standards, and the availability of insurance. We could incur liability in excess of our insurance coverage or experience claims not covered by our insurance, including punitive damages. Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. Our liability insurance policies must be renewed annually, and we may not be able to obtain liability insurance coverage in the future or, if available, on acceptable terms. During the past several years, retained losses relating to high self-insured retention and annual premiums have increased significantly, which have substantially compounded our costs associated with insurance and claims defense.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

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

We face possible environmental liabilities at each of our properties. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials that could be located on, in or under its property. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations. Our liability could exceed our properties' value or the value of our assets. We may be unable to sell or rent our properties, or borrow using our properties as collateral, if any of these substances is present or if we fail to remediate them properly. Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site, we also may be

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

liable for the costs of the removal or of the hazardous or toxic substances at the disposal site. In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties.

Some of our facilities generate infectious medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs, and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that we are not in compliance with these environmental laws could adversely affect our business and financial condition. Because these environmental laws are amended from time to time, we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.

Our chief executive officer has personal interest that may conflict with ours due to his interest in Holiday Retirement Corporation and Columbia-Pacific Group, Inc. Mr. Baty, our Chief Executive Officer, is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty's varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance, new facilities. Columbia-Pacific and affiliated partnerships operate assisted living communities and independent living facilities, many of which we manage under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

Because  Mr.  Baty  is  both  our  Chief  Executive Officer as well as Holiday's
Chairman of the Board and is the principal owner of Columbia-Pacific, circumstances could arise that would distract him from our operations. Our interests and those of Holiday and Columbia-Pacific interests may, on some occasions, be incompatible. We have entered into a noncompetition agreement with Mr. Baty, but this noncompetition agreement does not limit Mr. Baty's current role with Holiday or its related partnerships, so long as assisted living is only an incidental component of Holiday's operation or management of independent living facilities.

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

Some of our recent transactions and the operations of certain communities that we manage are supported financially by Mr. Baty with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support. Our recent transactions to lease an additional 24 communities and our agreements to manage 24 communities involve limited guarantees by Mr. Baty and rely on his direct and indirect ownership of the communities involved. We believe that we would be unable to take advantage of these transactions and management opportunities without Mr. Baty's individual and financial support. The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be consistent at all times. In addition, we cannot guarantee that such support will be available in the future.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Our costs of compliance with government regulations may significantly increase in the future. Federal, state, and local authorities heavily regulate the healthcare industry. Regulations change frequently, and sometimes require us to make expensive changes in our operations. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could adversely affect our business and operating results. We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses. Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities. While these regulations and licensing requirements often vary significantly from state to state, they typically address:

     *  fire  safety,
     *  sanitation,
     *  staff  training,
     *  staffing  patterns,
     * living accommodations such as room size, number of bathrooms, and ventilation, and
     *  health-related  services.

We may be unable to satisfy all regulations and requirements or to acquire and maintain any required licenses on a cost-effective basis.

In addition, with respect to our residents who receive financial assistance from governmental sources for their assisted living services, we are subject to federal and state regulations that prohibit certain business practices and relationships. Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicaid or similar state reimbursement programs. Our failure to comply with such regulations also could result in fines and the suspension or inability to renew our operating licenses. Federal, state, and local governments occasionally conduct unannounced investigations, audits, and reviews to determine whether violations of applicable rules and regulations exist. Devoting management and staff time and legal resources to such investigations, as well as any material violation by us that is discovered in any such investigation, audit or review, could strain our resources and affect our profitability. In addition, regulatory oversight of construction efforts associated with refurbishment could cause us to lose residents and disrupt community operations.

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

Our share ownership and certain other factors may impede a proposed takeover of our business. As of February 29, 2004, Mr. Baty, our Chief Executive Officer, controls about 39% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 61% of the voting power of our outstanding common and preferred stock. Accordingly,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The table below provides information about our financial instruments entered into for purposes other than trading that are sensitive to changes in interest rates. For our debt obligations, the table presents principal repayments in thousands of dollars and current weighted averages of interest rates on these obligations as of December 31, 2003. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2003. These rates are based on LIBOR plus margins ranging from 4.15% to 7.75%.


                             Expected maturity date (In thousands)
                    --------------------------------------------------------
                                                                                                Average
                                                                                        Fair    interest
                     2004     2005     2006     2007     2008    Thereafter    Total    value     rate
                    -------  -------  -------  -------  -------  -----------  -------  -------  ---------
Long-term debt:
     Fixed rate. .  $ 2,867  $ 4,611  $ 7,554  $40,412  $20,096  $       606  $76,146  $72,248      9.90%
     Variable rate  $ 1,883  $ 1,806  $61,303  $     -  $     -  $         -  $64,992  $64,992      6.27%


Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At December 31, 2003, our variable rate borrowings totaled approximately $65.0 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of December 31, 2003, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $483,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of December 31, 2003, and does not consider changes in the actual level of borrowings that may occur subsequent to December 31, 2003. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  financial  statements and the Independent Auditors' report are listed after
Item  15  and  are  included  beginning  on  Page  F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.  CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedure
The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation for the fourth quarter of 2003 and as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes  in  internal  controls
There were no changes during the fourth quarter in the Company's internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this Item is incorporated herein by reference to "Executive Officers of the Registrant" in Part I of this Form 10-K and in our definitive Proxy Statement relating to our 2004 annual meeting of shareholders (the "Proxy Statement") to be filed with the SEC pursuant to Regulation 14A.


ITEM  11.  EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

EQUITY  COMPENSATION  PLAN  INFORMATION


The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2003, including the 1995 Stock Incentive Plan and the Employee Stock Purchase Plan. The material terms of each of these plans and arrangements are described in note 12 to the December 31, 2003, consolidated financial statements.





                                                                                       Number of shares remaining    Total of
                           Number of shares to be                                     available for future issuance   shares
                          issued upon exercise of      Weighted-average exercise        under equity compensation   reflected in
                            outstanding options,     price of outstanding options,       plans(excluding shares     columns (a)
                            warrants and rights           warrants and rights           reflected in column (a)(1)     and (c)
                            ----------------------  -------------------------------  ----------------------------  --------------
Plan Category                       (a)                           (b)                              (c)                   (d)
Equity compensation plans
approved by shareholders . .             2,151,443  $                          2.89                       410,008      2,561,451

Equity compensation plans
not approved by shareholders                     -                                -                             -               -
                            ----------------------  -------------------------------  ----------------------------  --------------

Total. . . . . . . . . . . .             2,151,443  $                          2.89                       410,008      2,561,451
                            ======================  ===============================  ============================  ==============

__________________
(1) Represents 224,025 shares available for purchase under the Employee Stock Purchase Plan and 185,983 shares available for grant under the 1995 Stock Incentive Plan, which includes director stock options.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)     The  following  documents  are  filed  as  a  part  of  the  report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Public Accountants therein are filed as part of this Report on Form 10-K:

                                                                        PAGE
                                                                        ----
     Independent  Auditors'  Report                                      F-2
     Consolidated  Balance  Sheets                                       F-3
     Consolidated  Statements  of  Operations                            F-4
     Consolidated  Statements  of  Cash  Flows                           F-5
     Consolidated  Statements  of  Shareholders'  Deficit
      and  Comprehensive Operations                                      F-7
     Notes to Consolidated Financial Statements                          F-8

(2)     FINANCIAL  STATEMENT  SCHEDULES.
     Independent  Auditors'  Report on Financial Statement Schedule      S-1
     Schedule  II  Valuation  and  Qualifying  Accounts                  S-2

Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial, or is shown in the consolidated financial statements or notes thereto.

(b)     REPORTS  ON  FORM  8-K.
     1. A report on Form 8-K (Item 2) dated October 13, 2003, was filed on October 14, 2003, related to the acquisition of 21 communities.
     2. A report on Form 8-K (Item 5 and 7) dated October 15, 2003, was filed on October 16, 2003, related to a press release about an update to the Alterra transaction.
     3. A report on Form 8-K (Item 12) dated November 7, 2003, was furnished on November 7, 2003, related to a press release announcing the results of operations for the third quarter of 2003.

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

    10.9      Rosewood Court in Fullerton, California, the Arbor at Olive Grove in Phoenix, Arizona, Renton Villa
              in Renton, Washington, Seabrook in Everett, Washington, Laurel Lake Estates in Voorhees, New Jersey,
              Green Meadows--Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware,
              Green Meadows--Latrobe in

                                                                                                                           Footnote
Number                                      Description                                                                     Number


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


                                                                                                                           Footnote
Number                                      Description                                                                     Number

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

   10.18      Garrison Creek Lodge in Walla Walla, Washington, Cambria in El Paso Texas, and Sherwood Place in
              Odessa, Texas. The following agreements are representative of those executed in connection with these properties:
 10.18.1      Lease Agreement dated July, August and September 1996, between the registrant ("Lessee")
              and American Health Properties, Inc. ("Lessor") (Exhibit 10.3.1).                                                (4)
 10.18.2      First Amendment to Lease Agreement dated December 31, 1996, between the registrant ("Lessee")
              and AHP of Washington, Inc, ("Lessor") (Exhibit 10.35.2).                                                        (5)

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
 10.25.1      Lease Agreement dated September 1, 1996, between Philip Wegman ("Landlord") and
              Painted Post Partners ("Tenant") (Exhibit 10.4.1).                                                               (4)
 10.25.2      Agreement to Provide Administrative Services to an Adult Home dated September 2, 1996, between
              the registrant and Painted Post Partners ("Operator") (Exhibit 10.4.2).                                          (4)
 10.25.3      First Amendment to Agreement to Provide Administrative Services to an Adult Home dated January 1, 1997,
              between Painted Post Partners and the registrant (Exhibit 10.1).                                                (10)

   10.26      Columbia House Communities.
 10.26.1      Management Services Agreement between the Registrant ("Manager") and Columbia House, L.L.C. ("Lessee")
              dated November 1, 1996, with respect to Camlu Retirement (Exhibit 10.6.1).                                       (4)

                                                                                                                           Footnote
Number                                      Description                                                                     Number

 10.26.2      Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and
              Columbia House L.L.C. ("Lessee") with respect to York.                                                          (13)
 10.26.4      Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and
              Columbia House L.L.C. ("Owner") with respect to Autumn Ridge (Exhibit 10.3.1).                                   (9)
 10.26.6      Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997, between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Camlu Coeur d'Alene, L.L.C.
              with respect to Camlu.                                                                                          (13)
 10.26.7      Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997, between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Autumn Ridge
              Herculaneum, L.L.C. with respect to Autumn Ridge.                                                               (13)
 10.26.8      Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and
              Columbia House L.L.C. ("Owner") with respect to Park Lane.                                                      (13)

   10.27      Vickery Towers in Dallas, Texas
 10.27.1      Partnership Interest Purchase and Sale Agreement dated June 4, 1998, between ESC GP II, Inc. and
              Emeritus Properties IV, Inc. (together "Seller") and Columbia Pacific Master Fund 98 General Partnership and
              Daniel R. Baty (together "Purchaser") (Exhibit 10.4.1).                                                         (15)
 10.27.2      Amended and Restated Agreement of Limited Partnership of ESC II, LP dated June 30, 1998, between
              Columbia Pacific Master Fund '98 General Partnership and Daniel R. Baty (10.4.2).                               (15)

 10.27.3      Agreement to Provide Management Services To An Independent and Assisted Living Facility dated
              June 30, 1998, between ESC II, LP ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).                       (15)

   10.29      Development Properties in Auburn, Massachusetts, Louisville, Kentucky and Rocky Hill, Connecticut.
              The following agreements are representative of those executed in connection with these properties:
 10.29.1      Lease Agreement dated February 1996, between the registrant ("Lessee") and LM Auburn Assisted Living L.L.C., and LM Louisville Assisted Living L.L.C., ("Landlords") with respect to the development properties in
              Auburn and Louisville (Exhibit 10.58.1).                                                                         (5)
 10.29.2      Amended and Restated Lease Agreement dated February 26, 1996, between the registrant ("Lessee") and
              LM Rocky Hill Assisted Living Limited Partnership, ("Landlord") with respect to the development property
              in Rocky Hill (Exhibit 10.58.2).                                                                                 (5)
 10.29.3      Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted
              Living L.L.C., ("Landlord") with respect to the development property in Chelmsford (Exhibit 10.58.3).            (5)
 10.29.4      Promissory Note in the amount of $1,255,000 dated December 1996, between the registrant ("Lender") and
              LM Auburn Assisted Living L.L.C., ("Borrower") with respect to the development property in
              Auburn (Exhibit 10.58.4).                                                                                        (5)
 10.29.5      Promissory Note in the amount of $1,450,000 dated January 1997, between the registrant ("Lender") and
              LM Louisville Assisted Living L.L.C., ("Borrower") with respect to the development property in
              Louisville (Exhibit 10.58.5).                                                                                    (5)
 10.29.6      Promissory Note in the amount of $1,275,000 dated January 1997, between the registrant ("Lender") and
              LM Rocky Hill Assisted Living Limited Liability Partnership, ("Borrower") with respect to the development
              property in Rocky Hill (Exhibit 10.58.6).                                                                        (5)
 10.29.7      Promissory Note in the amount of $300,000 dated January 1997, between the registrant ("Lender") and
              LM Chelmsford Assisted Living L.L.C., ("Borrower") with respect to the development property in
              Chelmsford (Exhibit 10.58.7).                                                                                    (5)
 10.29.8      Real Estate Purchase and Sale Agreement under the purchase option on the lease dated January 1, 2000,
              between Auburn  Land L.L.C. ("Seller") and Emeritus Properties XIV, L.L.C. ("Buyer")  dated August 26, 2002.    (27)
 10.29.9      Sublease Termination and Release Agreement between Sage Assisted Living L.L.C. ("Landlord") and
              Emeritus Properties XIV, L.L.C. ("Tenant") dated August 26, 2002.                                               (27)
10.29.10      Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and
              Fixture Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc("Mortgagee")
              with respect to the Auburn, Massachusetts, Facility dated August 28, 2003.                                      (32)
10.29.11      Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and
              Fixture Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc("Mortgagee")
              with respect to the Louisville, Kentucky, Facility dated August 28, 2003.                                       (32)
10.29.12      Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and
              Fixture Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc("Mortgagee")
              with respect to the Rocky Hill, Connecticut, Facility dated August 28, 2003.                                    (32)

                                                                                                                           Footnote
Number                                      Description                                                                     Number

10.29.13      Second Amendment to Lease Agreement between HCRI Eddy Pond Properties Trust ("Landlord")
              and the Registrant ("Tenant") with respect to the Auburn, Massachusetts, Facility dated June 30, 2003.          (32)
10.29.14      Second Amendment to Lease Agreement between HCRI Stone Creek Properties, LLC ("Landlord")
              and the Registrant ("Tenant") with respect to the Louisville, Kentucky, Facility dated June 30, 2003.           (32)
10.29.15      Second Amendment to Lease Agreement between HCRI Cold Spring Properties, LLC ("Landlord")
              and the Registrant ("Tenant") with respect to the Rocky Hill, Connecticut, Facility dated June 30, 2003.        (32)
10.29.16      Promissory Note in the amount of $3,100,000 dated August 28, 2003, between the registrant ("Borrower")          (32)
              and Health Care REIT, Inc("Lender") secured by the mortgage on the Ridgeland, Mississippi property.

   10.31      Senior Management Employment Agreements and Amendments entered into between the registrant and each of the following individuals:
 10.31.1      Frank A. Ruffo (Exhibit 10.6.2) and Raymond R. Brandstrom (Exhibit 10.6.5).                                      (9)
 10.31.2      Raymond R. Brandstrom (Exhibit 10.11.1) and Frank A. Ruffo (Exhibit 10.11.3)                                     (9)

   10.32      La Casa Grande in New Port Richey, Florida, River Oaks in Englewood, Florida, and Stanford Centre in
              Altamonte Springs, Florida. The following agreements are representative of those executed in connection with these properties.
 10.32.1      Stock Purchase Agreement dated September 30, 1996, between Wayne Voegele, Jerome Lang, Ronald Carlson,
              Thomas Stanford, Frank McMillan, Lonnie Carlson, and Carla Holweger ("Seller") and the registrant
              ("Purchaser") with respect to La Casa Grande (Exhibit 10.1).                                                     (7)
 10.32.2      First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and
              the registrant with respect to La Case Grande (Exhibit 10.2).                                                    (7)
 10.32.3      Stock Purchase Agreement dated September 30, 1996, between the Seller and
              the registrant with respect to La Casa Grande (Exhibit 10.2).                                                    (7)

 10.32.4      First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and
              the registrant with respect to River Oaks (Exhibit 10.4).                                                        (7)
 10.32.5      Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect
              to Stanford Centre (Exhibit 10.5).                                                                               (7)

 10.32.6      First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and
              the registrant with respect to Stanford Centre (Exhibit 10.6).                                                   (7)

   10.33      Painted Post Partnership
 10.33.1      Painted Post Partners Partnership Agreement dated October 1, 1995 (Exhibit 10.24.7).                             (1)
 10.33.2      First Amendment to Painted Post Partners Partnership Agreement dated October 22, 1996, between
              Daniel R. Baty and Raymond R. Brandstrom (Exhibit 10.20.20).                                                     (5)
 10.33.3      Indemnity Agreement dated November 3, 1996, between the registrant and Painted Post Partners (Exhibit 10.3).    (10)
 10.33.4      First Amendment to Indemnity Agreement dated January 1, 1997, between the registrant and
              Painted Post Partners (Exhibit 10.4).                                                                           (10)
 10.33.5      Undertaking and Indemnity Agreement dated October 23, 1995, between the registrant, P. Jules Patt and
              Pamela J. Patt and Painted Post Partnership (Exhibit 10.5).                                                     (10)
 10.33.6      First Amendment to Undertaking and Indemnity Agreement dated January 1, 1997, between
              Painted post Partners and the registrant (Exhibit 10.6).                                                        (10)
 10.33.7      First Amendment to Non-Competition Agreement between the registrant and Daniel R. Baty (Exhibit 10.1.1)
              and Raymond R. Brandstrom (Exhibit 10.1.2).                                                                     (11)

   10.34      Ridgeland Court in Ridgeland, Mississippi
 10.34.1      Master Agreement and Subordination Agreement dated September 5, 1997, between the registrant,
              Emeritus Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.1).                     (12)
 10.34.2      License Agreement dated September 5, 1997, between the registrant and its subsidiary and
              affiliated corporations and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.2).                          (12)
 10.34.3      Economic Interest Assignment Agreement and Subordination Agreement dated September 5, 1997, between
              the registrant, Emeritus Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.3).     (12)
 10.34.4      Operating Agreement for Ridgeland Assisted Living, L.L.C. dated December 23, 1998, between the registrant,
              Emeritrust Properties XI, L.L.C. and Mississippi Baptist Medical Enterprises, Inc. (Exhibit 10.46.4)            (16)
 10.34.5      Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C.
              (Exhibit 10.46.5).                                                                                              (16)
 10.34.6      Purchase and Sale Agreement by and between Mississippi Baptist Medical Enterprises, Inc. ("Seller"),
              ESC-RIDGELAND, LLC ("Purchaser"), Emeritus Properties XI, LLC ("Emeritus XI"),
              and Ridgeland Assisted Living LLC ("Company") dated September 29, 2003.                                         (32)


                                                                                                                           Footnote
Number                                      Description                                                                     Number

 10.34.7      Lease Agreement between HCRI Ridgeland Pointe Properties, LLC ("Landlord") and Ridgeland Assisted
              Living, LLC ("Tenant") dated September 29, 2003.                                                                (32)

   10.36      Amendment to Office Lease Agreement dated September 6, 1996, between Martin Selig ("Lessor") and the registrant.(13)
   10.37      Villa Del Rey in Escondido, California
 10.37.1      Purchase and Sale Agreement dated December 19, 1996, between the registrant ("Purchaser")
              and Northwest Retirement ("Seller") (Exhibit 10.1.1).                                                            (6)

   10.38      Development Property in Paso Robles, California
 10.38.1      Agreement of TDC/Emeritus Paso Robles Associates dated June 1, 1995, between the registrant
              and TDC Convalescent, Inc. (Exhibit 10.2.1).                                                                     (6)
 10.38.7      Purchase and Sale Agreement between TDC Convalescent, Inc.  ("Seller") and
              the registrant ("Purchaser") dated March 26, 2002.                                                              (25)

   10.41      Development Property in Danville, Illinois
 10.41.1      Purchase and Sale Agreement dated October 14, 1997, between South Bay Partners, Inc. ("Purchaser")
              and Elks Lodge No. 332, BPOE ("Seller") (Exhibit 10.74.1).                                                      (13)
 10.41.2      Assignment and Assumption of Purchase and Sale Agreement dated October 21, 1997, between
              South Bay Partners, Inc. and the registrant (Exhibit 10.74.2)                                                   (13)
   10.45      1998 Employee Stock Purchase Plan (Exhibit 99.2).                                                               (14)

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

   10.50      Richland Gardens in Richland, Washington, The Pines of Goldsboro in Goldsboro, North Carolina,
              Silverleaf Manor in Meridian, Mississippi, Wilburn Gardens in Fredericksburg, Virginia and Park Lane in
              Toledo, Ohio. The following agreement is representative of those executed in connection with these properties.
 10.50.1      Marketing Agreement dated February 2, 1998, between Acorn Service Corporation ("Acorn") and
              Richland Assisted, L.L.C. ("RA L.L.C.") (Exhibit 10.10.1).                                                      (15)

   10.51      Kirkland Lodge in Kirkland, Washington
 10.51.1      Purchase and Sale Agreement dated December 23, 1998, between the registrant and
              Meditrust Company L.L.C(Exhibit 10.46.5).  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (16)
 10.51.2      Loan Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C.
              and Guaranty Federal Bank (Exhibit 10.65.2).                                                                    (16)
 10.51.3      Promissory Note Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C.
              and Guaranty Federal Bank (Exhibit 10.65.3).                                                                    (16)
 10.51.4      Guaranty Agreement dated December 28, 1998, between the registrant and Guaranty Federal Bank
              (Exhibit 10.65.3).                                                                                              (16)

   10.52      Emeritrust communities
 10.52.1      Purchase and Sale Agreement dated December 30, 1998, between the registrant, Emeritus Properties VI, Inc.,
              ESC I, L.P. and AL Investors L.L.C. (Exhibit 10.66.1).                                                          (16)
 10.52.2      Supplemental Purchase Agreement in Connection with Purchase of Facilities dated December 30, 1998, between the registrant, Emeritus Properties I, Inc. Emeritus Properties VI, Inc., ESC I, L.P.
              and AL Investors L.L.C. (Exhibit 10.66.2).                                                                      (16)
 10.52.3      Management Agreement with Option to Purchase dated December 30, 1998, between the registrant,
              Emeritus Management I LP, Emeritus Properties I, Inc, ESC I, L.P., Emeritus Management L.L.C.
              and AL Investors L.L.C. (Exhibit 10.66.3).                                                                      (16)
 10.52.4      Guaranty of Management Agreement and Shortfall Funding Agreement dated December 30, 1998,
              between the registrant and AL Investors L.L.C. (Exhibit 10.66.4).                                               (16)
 10.52.5      Put and Purchase Agreement dated December 30, 1998, between Daniel R. Baty and
              AL Investors L.L.C. (Exhibit 10.66.5) Second Emeritrust.                                                        (16)
 10.52.6      First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities)
              dated March 22, 2001, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.                 (24)
 10.52.7      Amendment to Guaranty of Management Agreement and Shortfall Funding Agreement (Emeritrust 25)
              dated March 22, 2001, between the registrant and AL Investors L.L.C.                                            (24)
 10.52.8      Second Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated March 22, 2001,
              between Daniel R. Baty and AL Investors L.L.C.                                                                  (24)


                                                                                                                           Footnote
Number                                      Description                                                                     Number

 10.52.9      Second Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities)
              dated January 1, 2002, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.                (24)
10.52.10      Third Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated January 1, 2002,
              between Daniel R. Baty and AL Investors L.L.C.                                                                  (24)
10.52.11      Waiver, Consent, and Amendment to Management Agreement dated May 1, 2002, (AL I-Laurel Place)
              between Emeritus Management, L.L.C.,  the registrant, and AL I Investors, L.L.C.                                (25)
10.52.12      Third Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
              LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
              ("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.                                   (31)
10.52.13      Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
              LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
              ("Emeritus"), and AL Investors LLC ("AL Investors"), dated September 30, 2003,  effective January 2, 2004.      (31)

10.52.14      Side Letter to Management Agreement with Option to Purchase by and among Emeritus Management LLC
              ("Emeritus Management"), Emeritus Management I LP ("Texas Manager"), Emeritus Corporation
              ("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.                                   (31)

   10.53      Emeritrust II communities
 10.53.1      Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II-14 Operating Facilities)
              dated March 26, 1999, between the registrant, Emeritus Properties I, Inc., ESC G.G. I, Inc., ESC I, L.P.
              and AL Investors II LLC (Exhibit 10.1.1).                                                                       (17)
 10.53.2      Management Agreement with Option to Purchase (AL II-14 Operating Facilities) dated March 26, 1999, between the registrant, Emeritus Management I LP, Emeritus Properties I, Inc., ESC G.P. I, Inc., ESC I, L.P.
              and AL Investors II LLC (Exhibit 10.1.3).                                                                       (17)
 10.53.3      Guaranty of Management Agreement (AL II-14 Operating Facilities) dated March 26, 1999, between
              the registrant and AL Investors II L.L.C. (Exhibit 10.1.3).                                                     (17)
 10.53.4      Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II-5 Development Facilities)
              dated March 26, 1999, between the registrant, Emeritus Properties I, Inc. and AL Investors Development
              LLC (Exhibit 10.1.4).                                                                                           (17)
 10.53.5      Management Agreement with Option to Purchase (AL II-5 Development Facilities) dated March 26, 1999, between the registrant, Emeritus Properties I, Inc., Emeritus Management LLC and AL Investors
              Development LLC (Exhibit 10.1.5).                                                                               (17)
 10.53.6      Guaranty of Management Agreement and Shortfall Funding Agreement (AL II-5 Development Facilities)
              dated March 26, 1999, between the registrant and AL Investors Development LLC (Exhibit 10.1.6).                 (17)
 10.53.7      Put and Purchase Agreement (AL II Holdings-14 Operating Facilities and 5 Development Facilities)
              dated March 26, 1999, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C.
              and AL Investors Development L.L.C. (Exhibit 10.1.7).                                                           (17)
 10.53.8      Second Amendment to Management Agreement (AL II-14 Operating Facilities) (GMAC) dated March 22, 2001,
              between the registrant, Emeritus Management L.L.C., Emeritus Management I, and AL Investors II L.L.C.           (24)
 10.53.9      Second Amendment to Put and Purchase Agreement (AL II Holdings-14 Operating Facilities and
              5 Development Facilities) dated March 22, 2001, between Daniel R. Baty and AL II Holdings L.L.C.,
              AL Investors II L.L.C. and AL Investors Development L.L.C.                                                      (24)
10.53.10      First Amendment to Management Agreement (AL II - 5 Development Facilities) dated January 1, 2002,
              between the registrant, Emeritus Management L.L.C., and AL Investors Development L.L.C.                         (24)
10.53.11      Third Amendment to Put and Purchase Agreement (AL II Holdings-14 Operating Facilities and
              5 Development Facilities) dated January 1, 2002, between Daniel R. Baty and AL II Holdings L.L.C.,
              AL Investors II L.L.C., and AL Investors Development L.L.C.                                                     (24)
10.53.12      Third Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated January 1, 2002,
              between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.        (24)
10.53.13      Fourth Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated June 30, 2003,
              between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.        (31)

10.53.14      Amended and Restated Loan Agreement between Health Care REIT, Inc. ("Lender") and the registrant
              ("Borrower") dated September 30, 2003.                                                                          (31)
10.53.15      Amended and Restated Note for $25.8 million between Health Care REIT, Inc. ("Lender") and the registrant
              ("Borrower") dated September 30, 2003.                                                                          (31)


                                                                                                                           Footnote
Number                                      Description                                                                     Number

10.53.16      Amended and Restated Leasehold Mortgage/Deed of Trust, Security Agreement, Assignment of Leases and Rents,
              Financing Statement and Fixture Filing by the registrant ("Trustor") and Commonwealth Land Title Insurance
              Company, Mid South Title Co., Lawyers Title of Arizona, Inc., Transnation Title & Escrow, Inc., Carson Mills,
              AmeriTitle, William Fairbanks, Lawyers Title Realty Services, Inc., Transnation Title Insurance Company
              (collectively "Trustee") in favor of Health Care REIT, Inc. ("Beneficiary") dated September 30, 2003.           (31)

10.53.17      Warrant for the Purchase of Shares of Common Stock by Emeritus Corporation ("Issuer"), for Senior Housing
              Partners I, LP ("Holder") for an aggregate of 400,000 shares, dated September 30, 2003.                         (31)
10.53.18      Master Agreement between Owners and Emeritus Corporation Regarding Sale of AL II Assisted Living
              Portfolio, dated September 30, 2003.                                                                            (31)

   10.54      Meadow Lodge at Drum Lodge Hill in Chelmsford, Massachusetts
 10.54.1      Purchase and Sales Agreement dated April 23, 1999, between LM Chelmsford Assisted Living, L.L.C. ("Seller")
              and the registrant ("purchaser") (Exhibit 10.1.1).                                                              (18)

   10.55      Meadow Lodge at Drum Hill in Chelmsford, Massachusetts, Cobblestones at Fairmont in Manassas, Virginia,
              Kirkland Lodge in Kirkland, Washington and Ridgeland Pointe in Ridgeland, Mississippi. The following agreements are representative of those executed in conjunction with these properties.
 10.55.1      Fixed Rate Noted dated September 29, 1999, between Amresco Capital, L.P. ("Payee") and
              the registrant ("Maker") (Exhibit 10.2.1).                                                                      (18)
 10.55.2      Mortgage and Security Agreement dated September 29, 1999, between Amresco Capital, L.P. (Mortgagee")
              and the registrant ("mortgagor") (Exhibit 10.2.2).                                                              (18)
 10.55.3      Unsecured Promissory Note in the amount of $4,400,000 dated August 28, 2003, between the registrant
              ("Borrower") and Health Care REIT, Inc("Lender"). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  (32)
 10.55.4      Lease Agreement between HCRI Drum Hill Properties, LLC ("Landlord") and Emeritus Properties IX, LLC
              ("Tenant") dated September 29, 2003.                                                                            (32)
 10.55.5      Lease Agreement between HCRI Fairmont Properties, LLC ("Landlord") and Emeritus Properties XII, LLC
              ("Tenant") dated September 29, 2003.                                                                            (32)
 10.55.6      Lease Agreement between HCRI Kirkland Properties, LLC ("Landlord") and Emeritus Properties X, LLC
              ("Tenant") dated September 29, 2003.                                                                            (32)

   10.56      Series B Preferred Stock Purchase Agreement dated as of December 10, 1999, between Emeritus Corporation and
              Saratoga Partners IV, L.P. (Exhibit 4.1).                                                                       (19)
   10.57      Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with the Secretary of State
              of Washington on December 29, 1999 (Exhibit 4.2).                                                               (19)
   10.58      Shareholders Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F.,
              Limited Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).                                               (19)
   10.59      Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and
              Saratoga Partners IV, L.P. (Exhibit 4.4).                                                                       (19)
   10.60      Investment Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F.,
              Limited Partnership and Saratoga Partners IV, L.P., Saratoga Partners IV, L.P. and Saratoga Management
              Company L.L.C. (Exhibit 4.5).                                                                                   (19)

   10.62      Emerald Hills in Auburn
 10.62.2      Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"),
              and Emeritus Corporation ("Lessee").                                                                            (24)

   10.65      Loyalton of Hattiesburg in Hattiesburg, Mississippi
 10.65.2      Purchase agreement for Hattiesburg between ALCO XII L.L.C. ("Seller") and the registrant ("Purchaser")
              dated March  27, 2002.                                                                                          (25)

   10.66      Loyalton of Biloxi in Biloxi, Mississippi
 10.66.2      Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"),
              and Emeritus Corporation ("Lessee").                                                                            (24)

   10.67      Amended 1998 Employee Stock Purchase Plan (as amended and restated on May 19, 1999, and
              August 17, 2001).  (Appendix B).                                                                                (23)

   10.68      Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles,  Louisiana; Kingsley Place at
              Lafayette, Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas;
              Kingsley Place at Oakwell Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at
              Stonebridge, Texas. The following agreements are representative of those executed in connection with these properties:
 10.68.1      Horizon Bay Lease Facilities Purchase Agreement between Integrated Living Communities of Alexandria, L.L.C.,
              Integrated Living Communities of Lake Charles, L.L.C., Integrated Living Communities of Lafayette, L.L.C.,
              Integrated Living Communities of Henderson, L.P., Integrated Living Communities of Oakwell, L.P.,
              Integrated Living Communities of San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
              (collectively, the  "Seller") and the registrant ("Purchaser") dated April 4, 2002.                             (25)


                                                                                                                           Footnote
Number                                      Description                                                                     Number

 10.68.2      Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior Lifestyle Shreveport, L.L.C.
              ("Seller"), dated April 17, 2002.                                                                               (25)
 10.68.3      First Amendment to the Horizon Bay Lease Facilities Purchase Agreement between the registrant ("Purchaser")
              and Integrated Living Communities of Alexandria, L.L.C.,  Integrated Living Communities of Lake Charles,
              L.L.C., Integrated Living Communities of Lafayette, L.L.C., Integrated Living Communities of Henderson, L.P.,
              Integrated Living Communities of Oakwell, L.P., Integrated Living Communities of San Antonio, L.P.,
              and Integrated Living Communities of McKinney, L.P., (collectively, the  "Seller") dated May 1, 2002.           (25)
 10.68.4      First Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser")
              and Senior Lifestyle Shreveport, L.L.C. ("Seller"), dated May 1, 2002.                                          (25)
 10.68.5      Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C.,
              and HB-ESC V, L.P., dated May 1, 2002.                                                                          (25)
 10.68.6      Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P.,
              and the registrant dated May 1, 2002.                                                                           (25)
 10.68.7      Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P.,
              and the registrant dated May 1, 2002.                                                                           (25)
 10.68.8      Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P.,
              and the registrant dated May 1, 2002.                                                                           (25)
 10.68.9      Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P.,
              and the registrant dated May 1, 2002.                                                                           (25)
10.68.10      Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P.,
              and the registrant dated May 9, 2002.                                                                           (25)
10.68.11      Agreement to provide management services to assisted living facilities (Medical Center) between
              HB-ESC V, L.P., and the registrant dated May 9, 2002.                                                           (25)
10.68.12      Agreement to provide management services to assisted living facilities (Oakwell Farms) between
              HB-ESC V, L.P., and the registrant dated May 9, 2002.                                                           (25)
10.68.13      Agreement to provide management services to assisted living facilities (Stonebridge) between
              HB-ESC V, L.P., and the registrant dated May 9, 2002.                                                           (25)
10.68.14      Second Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser")
              and Senior Lifestyle Shreveport, L.L.C. ("Seller"), dated May 31, 2002.                                         (25)
10.68.15      Third Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser")
              and Senior Lifestyle Shreveport, L.L.C. ("Seller"), dated June 14, 2002.                                        (25)
10.68.16      Fourth Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser")
              and Senior Lifestyle Shreveport, L.L.C. ("Seller"), dated June 28, 2002.                                        (25)
10.68.17      Termination of Amended and Restated Funding Agreement by and between Emeritus Corporation ("Emeritus")
              and HB-ESC I, LLC, HB-ESC II, LLC, and HB-ESC V, LP (collectively "HB Entities") effective June 30, 2003.       (31)

10.68.18      Global Amendment to Management Agreements by and between Emeritus Corporation ("Emeritus") and
              HB-ESC I, LLC, HB-ESC II, LLC, HB-ESC IV, LP, and HB-ESC V, LP (collectively "HB Licenses")
              effective June 30, 2003.                                                                                        (31)
10.68.19      Assignment and assumption of leases by and among HB-ESCII, LLC ("Assignor"), Emeritus Corporation,
              ("Assignee"), and Daniel R. Baty, ("Guarantor"), dated December 31, 2003.                                       (33)
10.68.20      Assignment and assumption of lease agreement (KP Stonebridge) by and among HB-ESC V, L.P., ("Assignor"),
              ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. ("Assignee"), EMERITUS CORPORATION,
              ("Emeritus"), DANIEL R.  BATY, ("Existing Guarantor"), and HR ACQUISITION OF SAN ANTONIO, LTD.,
              formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. ("Lessor"),
              dated December 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  (33)
10.68.21      Assignment and assumption of lease agreement (KP Henderson) by and among HB-ESC V, L.P., ("Assignor"),
              ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. ("Assignee"), EMERITUS CORPORATION,
              ("Emeritus"), DANIEL R.  BATY, ("Existing Guarantor"), and HR ACQUISITION OF SAN ANTONIO, LTD.,
              formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. ("Lessor"),
              dated December 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .  (33)
10.68.22      Assignment and assumption of lease agreement (KP Medical) by and among HB-ESC V, L.P., ("Assignor"),
              ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. ("Assignee"), EMERITUS CORPORATION,
              ("Emeritus"), DANIEL R.  BATY, ("Existing Guarantor"), and HR ACQUISITION OF SAN ANTONIO, LTD.,
              formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. ("Lessor"),
              dated December 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  (33)


                                                                                                                           Footnote
Number                                      Description                                                                     Number

10.68.23      Assignment and assumption of lease agreement (KP Oakwell) by and among HB-ESC V, L.P., ("Assignor"),
              ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. ("Assignee"), EMERITUS CORPORATION,
              ("Emeritus"), DANIEL R.  BATY, ("Existing Guarantor"), and HR ACQUISITION OF SAN ANTONIO, LTD.,
              formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. ("Lessor"),
              dated December 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .  (33)
10.68.24      Master Lease Agreement between HB-ESC I, LLC ("Landlord"), and Emeritus Corporation ("Tenant")
              dated December 31, 2003.. . .  . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . (36)

   10.71      Lodge at Eddy Pond, Massachusetts.  The following agreements are representative of those executed in connection with the property:
 10.71.1      Loan Agreement between Heller Healthcare Finance, Inc. ("Lender") and Emeritus Properties XIV, L.L.C.
              ("Borrower") dated August 26, 2002.                                                                             (27)
 10.71.2      Promissory Note A between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV, L.L.C.
              ("Maker") dated August 26, 2002.                                                                                (27)
 10.71.3      Subordinate Promissory Note B between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties
              XIV, L.L.C. ("Maker") dated August 26, 2002.                                                                    (27)
 10.71.4      Real Property Mortgage with Power of Sale and Security Agreement (Massachusetts) dated August 21, 2002.         (27)
 10.71.5      Collateral Assignment of Management Agreement and Waiver of Property Management and
              Broker Liens dated August 26, 2002.                                                                             (27)
 10.71.6      Guaranty by registrant ("Guarantor") to Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.       (27)
 10.71.7      Lease and Rent Assignment Agreement between Emeritus Properties XIV, L.L.C. ("Assignor")
              to Heller Healthcare Finance, Inc. ("Assignee") dated August 21, 2002.                                          (27)
 10.71.8      Side Letter regarding Deutsche Bank Refinancing and the registrants intent on refinancing with
              Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.                                               (27)
 10.71.9      Senior Housing Rider between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus Corporation
              ("Manager") and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.                               (27)
10.71.10      Hazardous Materials Indemnity Agreement between Emeritus Properties XIV, L.L.C. ("Borrower"),
              Emeritus Corporation ("Guarantor") and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.        (27)

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
              Southpoint, Florida,  Tuskawilla, Florida.  The following agreements are representative of those executed in connection with the properties:
 10.72.1      Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord")
              and Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant") dated October 1, 2002.                         (26)

   10.73      Concorde, Nevada, Courtyard at the Willows, Washington, Fulton Villa, California, Juniper Meadows, Idaho,
              La Casa Grande, Florida , Lodge at Eddy Pond, Massachusetts, River Oaks, Florida, Silver Pines, Iowa ,
              Springmeadows, Montana, Stanford Centre, Florida, Villa del Rey, California.  The following agreements are representative of those executed in connection with these properties:
 10.73.1      Master Lease by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus  Realty V, LLC,
              Emeritus Realty VII, LLC, Emeritus Realty XIV, LLC, Emeritus  Realty Puyallup, LLC,
              Emeritus Realty Bozeman, LLC, ESC-Port St. Richie,  LLC, (collectively "Lessor") and Emeritus Corporation,
              Emeritus Properties II, Inc., Emeritus Properties III, Inc., Emeritus Properties V, Inc., Emeritus Properties
              XIV, LLC, ESC-New Port Richey, LLC, ESC-Bozeman, LLC, dated  December 6, 2002.                                  (28)
 10.73.2      Loan Agreement by and between General Electric Capital Corporation, a  Delaware corporation, and
              Emeritus Realty II, LLC, Emeritus Realty III, LLC,  Emeritus Realty V, LLC, Emeritus Realty VII, LLC,
              Emeritus Realty XIV, LLC,  Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
              ESC-Port St.  Richie. LLC, dated December 6, 2002.                                                              (28)
 10.73.3      Promissory Note A by Emeritus Realty II, LLC, Emeritus Realty III, LLC,  Emeritus Realty V, LLC,
              Emeritus Realty VII, LLC, Emeritus Realty XIV, LLC,  Emeritus Realty Bozeman, LLC, Emeritus Realty
              Puyallup, LLC, ESC-Port St.  Richie. LLC, to General Electric Capital Corporation, a Delaware corporation,
              dated December 6, 2002.                                                                                         (28)
 10.73.4      Subordinated Promissory Note B by ESC-Port St. Richie, LLC, a Washington  limited liability company,
              to General Electric Capital Corporation, dated  December 6, 2002.                                               (28)


                                                                                                                           Footnote
Number                                      Description                                                                     Number

 10.73.5      Loan Agreement by and between Emeritus Realty Corporation, a Nevada  corporation and
              Health Care Property Investors, Inc., a Maryland corporation, dated December 6, 2002.                           (28)
 10.73.6      Promissory Note by Emeritus Realty Corporation, a Nevada corporation, to Health Care Property investors,
              Inc., a Maryland corporation, dated December 6, 2002.                                                           (28)

   10.74      Hearthside Issaquah, Washington.  The following agreements are representative of those executed in connection with these properties:
 10.74.1      Second Amendment to Loan Agreement by and between Emeritus Properties XIII, LLC ("Borrower") and
              GMAC Commercial Mortgage Corporation, ("Lender") dated January 29, 2003.                                        (28)
 10.74.2      Restatement, Amendment, and Bifurcation of Promissory Note A between Emeritus Properties XIII, LLC
              ("Borrower"), and GMAC Commercial Mortgage Corporation  ("Lender") dated January 29, 2003.                      (28)
 10.74.3      Restatement, Amendment, and Bifurcation of Promissory Note B between Emeritus Properties XIII, LLC
              ("Borrower"), and GMAC Commercial Mortgage Corporation  ("Lender") dated January 29, 2003.                      (28)
 10.74.4      Amendment to Promissory Note between M&M Properties ("Holder") and Emeritus Corporation and
              Emeritus Properties XIII, LLC  ("Maker") dated January 29, 2003.                                                (28)

   10.75      Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg,
              Pennsylvania;  Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke,
              Virginia; Loyalton of Greensboro, North Carolina; Loyalton of Ravenna, Ohio.  The following agreements are representative of those executed in connection with these properties:
 10.75.1      Lease Agreement by HR Acquisition I Corporation ("Tenant"), Capstone Capital of Pennsylvania, Inc.,
              and HRT Holdings, Inc. (collectively the "Lessor") and  Emeritus Corporation ("Lessee") dated May 1, 2003.      (29)
 10.75.2      Promissory Note by Emeritus Corporation ("Maker"), for HR ACQUISITION I CORPORATION ("Payee")
              for principal amount of $600,000.00 dated May 1, 2003.                                                          (29)
 10.75.3      Bill of Sale, Blanket Conveyance and Assignment by BCC at Bloomsburg, Inc. ("Tenant") and
              BCC Development and Management Co. ("Manager") to and for the benefit of Capstone Capital of
              Pennsylvania, Inc. ("HCRT Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.          (29)
 10.75.4      Bill of Sale, Blanket Conveyance and Assignment by ALCO VI, LLC ("Tenant") and Balance Care at
              Mechanicsburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc.
              ("HCRT Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.                             (29)
 10.75.5      Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Harrisburg, LLC ("Tenant")
              and BCC at Harrisburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc.
              ("HCRT Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.                             (29)
 10.75.6      Bill of Sale, Blanket Conveyance and Assignment by ALCO XI, LLC ("Tenant") and BCC at Danville, Inc.
              ("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
              ("Emeritus Assignee") dated May 1, 2003.                                                                        (29)
 10.75.7      Bill of Sale, Blanket Conveyance and Assignment by ALCO IX, LLC ("Tenant") and BCC at Harrisonburg, Inc.
              ("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
              ("Emeritus Assignee") dated May 1, 2003.                                                                        (29)
 10.75.8      Bill of Sale, Blanket Conveyance and Assignment by ALCO X, LLC ("Tenant") and BCC at Roanoke, Inc.
              ("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
              ("Emeritus Assignee") dated May 1, 2003.                                                                        (29)
 10.75.9      Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Greensboro, LLC ("Tenant")
              and BCC at Greensboro, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation
              ("HCRT Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.                             (29)
10.75.10      Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Ravenna, LLC ("Tenant")
              and BCC at Ravenna, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation
              ("HCRT Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.                             (29)
10.75.11      Operations and Transfer Agreement by and among BCC at Bloomsburg, Inc. ("Tenant"), BCC Development and Management Co. ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation
              ("New Operator") and Capstone Capital of Pennsylvania, Inc. ("Owner") dated April 30, 2003. . . . . .. . . . .  (29)
10.75.12    Operations and Transfer Agreement by and among ALCO VI, LLC ("Tenant"), Balanced Care at
              Mechanicsburg, Inc. ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation
              ("New Operator") and Capstone Capital of Pennsylvania, Inc. ("Owner") dated April 30, 2003. . . .  . . . . . .  (29)
10.75.13    Operations and Transfer Agreement by and among Extended Care Operators of Harrisburg, LLC ("Tenant"),
              BCC at Harrisburg, Inc. ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation
              ("New Operator") and HR Acquisition I Corporation ("Owner") dated April 30, 2003. . . .. . . . . . . . . . . .  (29)


                                                                                                                           Footnote
Number                                      Description                                                                     Number

10.75.14    Operations and Transfer Agreement by and among ALCO XI, LLC ("Tenant"), BCC at Danville, Inc.
              ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation ("New Operator") and
              HRT Holdings, Inc. ("Owner") dated April 30, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  (29)
10.75.15    Operations and Transfer Agreement by and among ALCO IX, LLC ("Tenant"), BCC at Harrisonburg, Inc.
              ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation ("New Operator") and
              HRT Holdings, Inc. ("Owner") dated April 30, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (29)
10.75.16    Operations and Transfer Agreement by and among ALCO X, LLC ("Tenant"), BCC at Roanoke, Inc.
              ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation ("New Operator") and
              HRT Holdings, Inc. ("Owner") dated April 30, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (29)
10.75.17    Operations and Transfer Agreement by and among Extended Care Operators of Greensboro, LLC ("Tenant"),
              BCC at Greensboro, Inc. ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation
              ("New Operator") and HR Acquisition I Corporation ("Owner") dated April 30, 2003. . . . . . . . . . . .  . . .  (29)
10.75.18    Operations and Transfer Agreement by and among Extended Care Operators of Ravenna, LLC ("Tenant"),
              BCC at Ravenna, Inc. ("Manager") and Balanced Care Corporation ("Parent") and Emeritus Corporation
              ("New Operator") and HR Acquisition I Corporation ("Owner") dated April 30, 2003. . . . . . . . . . . .  . . .  (29)
10.75.19      Assignment and Assumption Agreement by and among BCC at Bloomsburg, Inc. (the "Tenant"),
              BCC Development and Management Co. ("Manager") and Emeritus Corporation (the "Assignee")
              dated April 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .  (29)
10.75.20      Assignment and Assumption Agreement by and among ALCO VI, LLC (the "Tenant"), Balanced Care at
              Mechanicsburg, Inc. ("Manager") and Emeritus Corporation (the "Assignee") dated April 30, 2003. . . . .. . . .  (29)
10.75.21      Assignment and Assumption Agreement by and among Extended Care Operators of Harrisburg, LLC
              (the "Tenant"), BCC at Harrisburg, Inc. ("Manager") and Emeritus Corporation (the "Assignee")
              dated April 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .  (29)
10.75.22      Assignment and Assumption Agreement by and among ALCO XI, LLC (the "Tenant"), BCC at Danville, Inc.
              ("Manager") and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . . . . . . . . . . . . . . .  (29)
10.75.23      Assignment and Assumption Agreement by and among ALCO IX, LLC (the "Tenant"), BCC at
              Harrisonburg, Inc. ("Manager") and Emeritus Corporation (the "Assignee") dated April 30, 2003.. . . . .  . . .  (29)
10.75.24      Assignment and Assumption Agreement by and among ALCO X, LLC (the "Tenant"), BCC at Roanoke, Inc.
              ("Manager") and Emeritus Corporation (the "Assignee") dated April 30, 2003. . . . . . . . . . . . . . .  . . .  (29)
10.75.25      Assignment and Assumption Agreement by and among Extended Care Operators of Greensboro, LLC
              (the "Tenant"), BCC at Greensboro, Inc. ("Manager") and Emeritus Corporation (the "Assignee")
              dated April 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .  (29)
10.75.26      Assignment and Assumption Agreement by and among Extended Care Operators of Ravenna, LLC
              (the "Tenant"), BCC at Ravenna, Inc. ("Manager") and Emeritus Corporation (the "Assignee")
              dated April 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .  (29)
10.75.27      Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Bloomsburg,
              Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of
              Pennsylvania, Inc.("Mortgagee"), dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .  (29)
10.75.28      Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Mechanicsburg,
              Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of
              Pennsylvania, Inc.("Mortgagee"), dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .  (29)
10.75.29      Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Harrisburg, Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc.
              ("Mortgagee"), dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  (29)
10.75.30      Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Danville, Virginia, by
              Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003. . .  (29)

10.75.31      Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Harrisonburg, Virginia, by Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003 .  (29)

10.75.32      Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Roanoke, Virginia, by Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003 .  (29)

10.75.33      Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Greensboro,
              North Carolina, by Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation
              ("Beneficiary"), dated May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  (29)
10.75.34      Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Ravenna, Ohio, by Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  (29)

 10.76        Emeritus Oaks of Silverdale, Washington.  The following agreements are representative of those executed in connection with this property:
 10.76.1      Lease Agreement by WASHINGTON LESSOR SILVERDALE, INC., ("Lessor"), and ESC-Silverdale, LLC,
              ("Lessee") dated August 15, 2003, effective November 1, 2003.                                                   (36)
 10.76.2      Guaranty given by Emeritus Corporation ("Guarantor"), in favor of WASHINGTON LESSOR - SILVERDALE,
              INC., ("Lessor") dated August 15, 2003.                                                                         (36)



                                                                                                                           Footnote
Number                                      Description                                                                     Number

 10.77        The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
              Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado.  The following agreements are representative of those executed in connection with this property:
 10.77.1      Loan Assumption Agreement by and between LaSalle Bank National Association, formerly known as
              LaSalle National Bank as Trustee for GMAC commercial Mortgage Pass-through certificates, series 1998-C2.
              ("Lendor"), ALS Financing Inc. ("Borrower"), Emeritus Properties XVI, Inc. ("Purchaser"), Alterra
              Healthcare Corporation ("Alterra"), and Emeritus Corporation ("New Indemnitor"),
              dated December 31, 2003, effective January 1, 2004.                                                             (34)
 10.77.2      Assumption by Emeritus Properties XVI, Inc., ("New Borrower"), of $25,000,000 Loan (the "Loan")
              originally made by GMAC Commercial Mortgage Corporation, ("Original Lender"), to ALS Financing, Inc.,
              a Kansas corporation ("Existing Borrower"), pursuant to that certain Loan Agreement, dated as of
              June 30, 1998, by and between Original Lender and Existing Borrower (the "Loan Agreement"), which Loan is evidenced by that certain Promissory Note, dated July 30, 1998, and made by Existing Borrower payable to the order of Original Lender in the stated principal amount of $25,000,000 (the "Note"),  is secured by certain security instruments (collectively, the "Security Instruments"; and the Loan Agreement, the Note, and
              the Security Instruments, together with any and all other instruments and documents evidencing, securing, or otherwise pertaining to the Loan are hereinafter referred to collectively as the "Loan Documents")
              encumbering five assisted living facilities located in Kansas, Colorado, and California
              (collectively, the "Projects"),  and is now owned and held by LaSalle Bank National Association, formerly known as LaSalle National Bank, as Trustee for GMAC Commercial Mortgage Securities, Inc.,
              Commercial Mortgage Pass-Through  Certificates, Series 1998-C2 ("Lender"), dated December 31, 2003. . . . . ..  (35)
 10.77.3      Assignment, Amendment and Restatement of Lease Agreement by and between ALS FINANCING, INC.,
              ("ALS"), EMERITUS PROPERTIES XVI, INC. ("Emeritus XVI") and ALTERRA HEALTHCARE
              CORPORATION ("Alterra") dated December 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .  (35)
 10.77.4      CONVEYANCE AND OPERATIONS TRANSFER AGREEMENT (the "Agreement") by and among
              ALS FINANCING, INC., (the "Seller"), ALTERRA HEALTHCARE CORPORATION, ("Alterra"), and
              EMERITUS PROPERTIES XVI, INC., (the "Purchaser") is made and entered into as of the 31st day of
               December, 2003 (the "Execution Date"). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .  (35)
 10.77.5      UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (this "Guaranty"), by
              EMERITUS CORPORATION, a Washington corporation ("Guarantor"), in favor of LASALLE BANK
              NATIONAL ASSOCIATION, FORMERLY KNOWN AS LASALLE NATIONAL BANK, AS TRUSTEE FOR
              GMAC COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C2 ("Lender")
              is made as of the 31st day of December, 2003, and is effective as of January 1, 2004. . . . . . . .  . . . . .  (35)

   10.78      Royalton Court Kent, Washington.  The following agreements are representative of those executed in connection with this property:
 10.78.1      Agreement to provide management services to assisted living facility by and between Royalton/Kent, LLC,
              ("Licensee") and Emeritus Corporation, ("Manager") dated February 16, 2003. . . . . . . . . . . . .  . . . . .  (36)

    21.1      Subsidiaries of the registrant.                                                                                 (36)
    23.1      Consent of KPMG LLP.                                                                                            (36)
    31.1      Certification of Periodic Reports
  31.1.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 for Daniel R. Baty dated March 29, 2004.                                                            (36)
  31.1.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 for Raymond R. Brandstrom dated March 29, 2004.                                                     (36)
    32.1      Certification of Periodic Reports
  32.1.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 for Daniel R. Baty dated March 29, 2004.                                                            (36)
  32.1.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 for Raymond R. Brandstrom dated March 29, 2004.                                                     (36)
    99.1      Press Releases
  99.1.1      Press Release dated March 4, 2004, reports on fourth quarter and year 2003 results.                             (35)

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

(5) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1997.
(6) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.
(7) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.
(8) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K Amendment No. 1 (File No. 1-14012) on July 14, 1997.
(9) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.
(10) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on August 14, 1997.
(11) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on October 29, 1997.
(12) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
(13) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
(14) Incorporated by reference to the indicated exhibit filed with the Company's Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.
(15) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
(16) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
(17) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
(18) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
(19) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2000.
(20) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
(21) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on April 2, 2001.
(22) Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on July 18, 2001.
(23) Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
(24) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 2002.
(25) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 2002.
(26) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 15, 2002.
(27) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 8, 2002.
(28) Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 27, 2003.
(29) Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q (File No. 1-14012) on May 9, 2003.
(30) Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q (File No. 1-14012) on August 8, 2003.
(31) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 14, 2003.
(32) Incorporated by reference to the indicated exhibit filed with the Company's Third Quarter Report on Form 10-Q (File No. 1-14012) on November 7, 2003.
(33) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2004.
(34) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on January 14, 2004.
(35) Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) dated March 4, 2004, filed on March 5, 2004.
(36) Filed  herewith.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


Dated:  March  29,  2004

                                                      Emeritus  Corporation
                                                          (REGISTRANT)

                                              BY:  /S/  RAYMOND  R.  BRANDSTROM
                                              ---------------------------------

                                              NAME:  RAYMOND  R.  BRANDSTROM
                                                 ------------------------------
                                              TITLE: VICE  PRESIDENT OF FINANCE,
                                              SECRETARY, AND  CHIEF  FINANCIAL
                                              OFFICER





                   Signature. . . . . . . . . .  Title                     Date
          ----------------------------  ---------------------------  ---------------------


          /s/   Daniel R. Baty . . . .  Chief Executive Officer and
          ----------------------------
          Daniel R. Baty . . . . . . .  Chairman of the Board


          /s/   Raymond R. Brandstrom.  Vice President of Finance,
          ----------------------------
          Raymond R. Brandstrom. .  .   Secretary, and Chief Financial
                                        Officer


          /s/   Patrick Carter . . . .  Director
          ----------------------------
          Patrick Carter


          /s/   Charles P. Durkin. . .  Director
          ----------------------------
          Charles P. Durkin


          /s/   David W. Niemiec . . .  Director
          ----------------------------
          David W. Niemiec


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE NO.
                                                                       --------
     Independent Auditors' Report                                           F-2

     Consolidated Balance Sheets as of December 31, 2003 and 2002           F-3

     Consolidated Statements of Operations for the years ended
     December 31, 2003, 2002, and 2001                                      F-4

     Consolidated  Statements of Cash Flows for the years ended
     December 31, 2003, 2002, and 2001                                      F-5

     Consolidated Statements of Shareholders' Deficit and
     Comprehensive Operations for the years ended
     December 31, 2003, 2002, and 2001                                      F-7

     Notes to Consolidated Financial Statements                             F-8

     Independent Auditors' Report on Financial Statement Schedule           S-1

     Schedule II--Valuation and Qualifying Accounts                         S-2

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors  and  Shareholders
Emeritus  Corporation

We have audited the consolidated balance sheets of Emeritus Corporation and subsidiaries ("the Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG  LLP
Seattle,  Washington
March  5,  2004

                                                     EMERITUS CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share data)
                                                            ASSETS


                                                                                                 December 31,    December 31,
                                                                                                     2003            2002
                                                                                                --------------  --------------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,368   $       7,301
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,759
 Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,769           1,647
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,961           3,645
 Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          6,663           5,217
                                                                                                --------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,761          20,569
                                                                                                --------------  --------------
Long-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,678               -
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        117,546         119,583
Property held for development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,254           1,254
Notes receivable from and investments in affiliates. . . . . . . . . . . . . . . . . . . . . .          2,409           6,358
Restricted deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,306           5,555
Lease acquisition costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,052           6,081
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,581           3,759
                                                                                                --------------  --------------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     178,587   $     163,159
                                                                                                ==============  ==============

                                            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,750   $       3,604
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,774           3,108
 Accrued employee compensation and benefits. . . . . . . . . . . . . . . . . . . . . . . . . .          5,885           5,355
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,888           1,737
 Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,702           2,463
 Accrued dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,228          13,457
 Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,941           9,080
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,075           2,884
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,879           5,366
                                                                                                --------------  --------------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,122          47,054
                                                                                                --------------  --------------
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        136,388         119,887
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,000          32,000
Deferred gain on sale of communities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,389          20,324
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            263           2,508
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            519             894
                                                                                                --------------  --------------
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        257,681         222,667
                                                                                                --------------  --------------
Minority interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             558
Redeemable preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
    Series B, Authorized 70,000 shares; issued and outstanding 34,830 and 33,473 at
    December 31, 2003, and December 31, 2002, respectively . . . . . . . . . . . . . . . . . .              -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
    10,297,449 and 10,247,226 shares at December 31, 2003, and December 31, 2002, respectively              1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71,703          68,944
Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           1,247
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (150,798)       (155,258)
                                                                                                --------------  --------------
 Total shareholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (79,094)        (85,066)
                                                                                                --------------  --------------
 Total liabilities and shareholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . .  $     178,587   $     163,159
                                                                                                ==============  ==============


          See accompanying notes to consolidated financial statements.


                                          EMERITUS CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share data)


                                                                  Year Ended December 31,
                                                     -------------------------------------------------
                                                            2003             2002             2001
                                                     ---------------  ---------------  ---------------
 Revenues:
   Community revenue. . . . . . . . . . . . . . . .  $      191,979   $      137,662   $      129,561
   Other service fees . . . . . . . . . . . . . . .           4,435            4,575            2,291
   Management fees. . . . . . . . . . . . . . . . .          10,243           10,892            8,725
                                                     ---------------  ---------------  ---------------
           Total operating revenues . . . . . . . .         206,657          153,129          140,577
                                                     ---------------  ---------------  ---------------

 Expenses:
   Community operations . . . . . . . . . . . . . .         127,290           93,822           80,829
   General and administrative . . . . . . . . . . .          24,041           21,112           17,864
   Depreciation and amortization. . . . . . . . . .           7,336            7,223            7,260
   Facility lease expense . . . . . . . . . . . . .          41,043           29,975           27,123
                                                     ---------------  ---------------  ---------------
           Total operating expenses . . . . . . . .         199,710          152,132          133,076
                                                     ---------------  ---------------  ---------------
           Income from operations . . . . . . . . .           6,947              997            7,501

 Other income (expense):
   Interest income. . . . . . . . . . . . . . . . .             666              403              980
   Interest expense . . . . . . . . . . . . . . . .         (13,144)         (11,728)         (13,296)
   Other, net . . . . . . . . . . . . . . . . . . .           2,124            4,105              581
                                                     ---------------  ---------------  ---------------
           Net other expense. . . . . . . . . . . .         (10,354)          (7,220)         (11,735)
                                                     ---------------  ---------------  ---------------

           Loss before income taxes . . . . . . . .          (3,407)          (6,223)          (4,234)
           Provision for income taxes . . . . . . .            (418)               -                -
                                                     ---------------  ---------------  ---------------
           Net loss . . . . . . . . . . . . . . . .          (3,825)          (6,223)          (4,234)
 Preferred stock dividends. . . . . . . . . . . . .          (6,238)          (7,343)          (6,368)
 Gain on repurchase of Series A preferred stock . .          14,523                -                -
                                                     ---------------  ---------------  ---------------
           Net income (loss) to common shareholders  $        4,460   $      (13,566)  $      (10,602)
                                                     ===============  ===============  ===============

 Income (loss) per common share:
     Basic. . . . . . . . . . . . . . . . . . . . .  $         0.43   $        (1.33)  $        (1.04)
                                                     ===============  ===============  ===============

     Diluted. . . . . . . . . . . . . . . . . . . .  $         0.39   $        (1.33)  $        (1.04)
                                                     ===============  ===============  ===============

 Weighted average common shares outstanding:
     Basic. . . . . . . . . . . . . . . . . . . . .          10,255           10,207           10,162
                                                     ===============  ===============  ===============

     Diluted. . . . . . . . . . . . . . . . . . . .          11,521           10,207           10,162
                                                     ===============  ===============  ===============


          See accompanying notes to consolidated financial statements.

                                             EMERITUS CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                                             Year Ended December 31,
                                                                ----------------------------------------------
                                                                     2003            2002            2001
                                                                --------------  --------------  --------------
Cash flows from operating activities:
          Net loss . . . . . . . . . . . . . . . . . . . . . .  $      (3,825)  $      (6,223)  $      (4,234)
Adjustments to reconcile net loss to
          net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . .          7,336           7,223           7,260
    Amortization of deferred gain. . . . . . . . . . . . . . .         (1,073)           (320)           (221)
    Gain on refinancings and sale of properties, net . . . . .              -          (4,544)         (1,392)
    Impairment of long-lived asset . . . . . . . . . . . . . .            950               -               -
    Gain on sale of investment securities. . . . . . . . . . .         (1,437)              -               -
    Write down of lease acquisition costs. . . . . . . . . . .             25             262             835
    Write down of loan fees and amortization . . . . . . . . .            896             381               -
    Write off of deferred gain . . . . . . . . . . . . . . . .              -             265               -
    Provision for doubtful accounts. . . . . . . . . . . . . .            (30)            (71)            466
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .            345             364             894
Changes in operating assets and liabilities, net of acquisitions:
    Trade accounts receivable. . . . . . . . . . . . . . . . .           (456)           (404)            179
    Other receivables. . . . . . . . . . . . . . . . . . . . .            559            (404)              -
    Prepaid expenses and other current assets. . . . . . . . .         (1,055)         (2,545)            265
    Trade accounts payable . . . . . . . . . . . . . . . . . .          2,890           1,003          (1,038)
    Accrued employee compensation and benefits . . . . . . . .           (772)          2,054             852
    Accrued interest . . . . . . . . . . . . . . . . . . . . .            173          (1,259)           (130)
    Accrued real estate taxes. . . . . . . . . . . . . . . . .           (866)          1,048            (391)
    Other accrued expenses . . . . . . . . . . . . . . . . . .            928             (33)           (531)
    Deferred revenue . . . . . . . . . . . . . . . . . . . . .          3,171           2,884               -
    Other current liabilities. . . . . . . . . . . . . . . . .           (808)          3,428             867
    Security deposits and other long-term liabilities. . . . .           (553)            627              14
    Deferred rent. . . . . . . . . . . . . . . . . . . . . . .            (26)            104             272
                                                                --------------  --------------  --------------
          Net cash provided by operating activities. . . . . .          6,372           3,840           3,967
                                                                --------------  --------------  --------------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . .         (2,738)        (11,698)         (1,429)
  Purchase of minority partner interest. . . . . . . . . . . .         (2,500)         (3,070)              -
  Sale of property and equipment . . . . . . . . . . . . . . .         44,800          25,010           2,350
  Construction expenditures - leased properties. . . . . . . .           (382)         (1,154)           (694)
  Proceeds from sale of investment securities. . . . . . . . .          2,949               -               -
  Management and lease acquisition costs . . . . . . . . . . .        (12,587)         (2,229)           (416)
  Advances to affiliates and other managed communities . . . .          1,469            (941)          2,699
  Proceeds from sales of interest in affiliates. . . . . . . .              -             750               -
  Investment in Alterra. . . . . . . . . . . . . . . . . . . .         (7,678)              -               -
  Investment in affiliates . . . . . . . . . . . . . . . . . .            (79)         (2,971)              -
  Distributions to minority partners . . . . . . . . . . . . .           (250)           (500)              -
                                                                --------------  --------------  --------------
          Net cash provided by investing activities. . . . . .         23,004           3,197           2,510
                                                                --------------  --------------  --------------

Cash flows from financing activities:
  Decrease (increase) in restricted deposits . . . . . . . . .         (1,636)            (35)            748
  Repayment of short-term borrowings . . . . . . . . . . . . .         (2,791)         (2,210)         (1,650)
  Debt issue and other financing costs . . . . . . . . . . . .           (578)         (3,374)              -
  Repurchase of Series A preferred stock . . . . . . . . . . .        (20,524)              -               -
  Proceeds from long-term borrowings . . . . . . . . . . . . .         19,600         120,838             145
  Repayment of long-term borrowings. . . . . . . . . . . . . .        (24,350)       (125,092)         (3,067)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (30)            (57)             45
                                                                --------------  --------------  --------------
          Net cash used in financing activities. . . . . . . .        (30,309)         (9,930)         (3,779)
                                                                --------------  --------------  --------------
          Net increase (decrease) in cash and cash equivalents           (933)         (2,893)          2,698
Cash and cash equivalents at the beginning of the period . . .          7,301          10,194           7,496
                                                                --------------  --------------  --------------
Cash and cash equivalents at the end of the period . . . . . .  $       6,368   $       7,301   $      10,194
                                                                ==============  ==============  ==============


           See accompanying notes to consolidated financial statements.
                                       F-5


                                                EMERITUS CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                    Year Ended December 31,
                                                                         -------------------------------------------
                                                                              2003           2002           2001
                                                                         -------------  -------------  -------------
Supplemental disclosure of cash flow information -
    cash paid during the period for interest. . . . . . . . . . . . . .  $      12,992  $      12,852  $      13,426

Noncash investing and financing activities:
  Transfer of property held for sale to property and equipment. . . . .  $           -  $       2,028  $           -
  Transfer of property and equipment from property held for development  $           -  $         214  $         730
  Notes receivable from buyer in sales. . . . . . . . . . . . . . . . .  $           -  $           -  $       1,000
  Assumption of debt by buyer in sale . . . . . . . . . . . . . . . . .  $           -  $           -  $       3,162
  Unrealized holding gains in investment securities . . . . . . . . . .  $         144  $       1,383  $         951
  Accrued and in-kind preferred stock dividends . . . . . . . . . . . .  $       6,238  $       7,343  $       6,368
  Gain on repurchase of Series A preferred stock. . . . . . . . . . . .  $      14,523  $           -  $           -
  Common stock warrants issued. . . . . . . . . . . . . . . . . . . . .  $       1,358  $           -  $           -
  Note from affiliates. . . . . . . . . . . . . . . . . . . . . . . . .  $       1,359  $           -  $           -
  Debt assumed for acquisition of property and equipment. . . . . . . .  $      22,639  $           -  $           -


           See accompanying notes to consolidated financial statements.


                                                  EMERITUS CORPORATION
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE OPERATIONS
                                           (In thousands, except share data)


                                                                                          Accumulated
                                         Preferred stock      Common stock                   other
                                       ------------------  -----------------  Additional  comprehensive              Total
                                         Number              Number              paid-in    income  Accumulated    shareholders'
                                        of shares  Amount  of shares   Amount    capital    (loss)    deficit        deficit
                                        ---------  ------  ----------  ------  -----------  -------  ---------  --------------
 Balances at December 31, 2000. . . .     30,609  $    -  10,120,045  $    1  $   66,373  $(1,087)  $(131,090)  $    (65,803)
 Unrealized gain on investment
    securities. . . . . . . . . . . .          -       -           -       -           -      951          -             951
 Issuances of shares under
  Employee Stock Purchase Plan. . . .          -       -      75,985       -          45        -          -              45
 Preferred stock dividends. . . . . .          -       -           -       -       1,268        -     (6,368)         (5,100)
 Net loss for the year ended
    December  31, 2001. . . . . . . .          -       -           -       -           -        -     (4,234)         (4,234)
                                       ---------  ------  ----------  ------  -----------  -------  ---------  --------------
 Balances at December 31, 2001. . . .     30,609       -  10,196,030       1      67,686     (136)  (141,692)        (74,141)
 Unrealized gain on investment
    securities. . . . . . . . . . . .          -       -           -       -           -    1,383          -           1,383
 Issuances of shares under
  Employee Stock Purchase Plan,
       net of repurchases . . . . . .          -       -      43,695       -         (73)       -          -             (73)
 Options exercised. . . . . . . . . .          -       -       7,501       -          16        -          -              16
 Preferred stock dividends. . . . . .      2,864       -           -       -       1,315        -     (7,343)         (6,028)
 Net loss for the year ended
   December 31, 2002. . . . . . . . .          -       -           -       -           -        -     (6,223)         (6,223)
                                       ---------  ------  ----------  ------  -----------  -------  ---------  --------------
 Balances at December 31, 2002. . . .     33,473       -  10,247,226       1      68,944    1,247   (155,258)        (85,066)
 Unrealized gain on investment
    securities. . . . . . . . . . . .          -       -           -       -           -      144          -             144
 Realized gain on investment
    securities. . . . . . . . . . . .          -       -           -       -           -   (1,391)         -          (1,391)
 Issuances of shares under
  Employee Stock Purchase Plan,
       net of repurchases . . . . . .          -       -           -       -         (92)       -          -             (92)
 Options exercised. . . . . . . . . .          -       -      50,223       -         122        -          -             122
 Warrants issued in lease acquisition          -       -           -       -       1,358        -          -           1,358
 Preferred stock dividends. . . . . .      1,357       -           -       -       1,371        -     (6,238)         (4,867)
 Gain on repurchase of
     Series A preferred stock . . . .          -       -           -       -           -        -     14,523          14,523
 Net loss for the year ended
 December 31, 2003. . . . . . . . . .          -       -           -       -           -        -     (3,825)         (3,825)
                                       ---------  ------  ----------  ------  -----------  -------  ---------  --------------
 Balances at December 31, 2003. . . .     34,830  $    -  10,297,449  $    1  $   71,703  $     -  $(150,798)  $     (79,094)
                                       =========  ======  ==========  ======  ===========  =======  =========  ==============


           See accompanying notes to consolidated financial statements.
                                       F-7

                              EMERITUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     DESCRIPTION  OF  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description  of  Business

Emeritus Corporation ("Emeritus" or the "Company") is a nationally integrated assisted living company focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. The Company owns 19 communities and leases 109 communities. These 128 communities comprise the communities included in the consolidated financial statements.

In addition, the Company also provides management services to independent and related-party owners of assisted living communities for an additional 47 communities, for which only management fees are recognized in the consolidated financial statements.

The management agreements included management agreements covering 46 communities in connection with the Emeritrust transactions, which are referred to extensively throughout these financial statements, through September 30, 2003, which were subsequently reduced to 23 Emeritrust I communities as of December 31, 2003, detailed as follows:

     * EMERITRUST I: 25 communities that the Company began managing in December 1998. Until December 31, 2001, the Company received a base management fee of 5% of gross revenues, for these communities, but was entitled to receive up to 7% depending on the cash flow performance of the communities managed. As of January 1, 2002, however, the Company received a base management fee of 3% of gross revenues, but could have received up to 7% depending on the cash flow performance of the communities managed. Additionally, the Company was required by its management contracts to fund cash operating deficits. In May 2002, the Company entered into an agreement for a third party to operate one of these communities located in San Bernardino, California. The new operator had responsibility for all economic benefits and detriments and had an option to purchase this community from the owner of the community. In April of 2003, the new operator exercised their option to purchase this community reducing the number of communities managed from 25 to 24. In August of 2003, the owners sold another building in Casper, Wyoming, further reducing the number of communities managed from 24 to 23. In March 2004, this management agreement was amended to provide for a management fee of 5% of gross revenues. In the third quarter of 2003, the Company executed a short-term extension of the management agreement for the 23 remaining communities from June 30, 2003, to January 2, 2004. This extension removed the purchase option in the original agreement. Additionally, the Company was indemnified against any funding obligations it may have had under the extended management agreement by certain of the Emeritrust I investors, including Daniel R. Baty ("Mr. Baty"), the Company's Chairman and Chief Executive Officer and one of its principal shareholders. Subsequently, the Company executed a longer term extension from January 2, 2004, to September 30, 2005, which extension also excludes any funding obligation or purchase option, but which may be terminated by either party with 90 days notice.

      * EMERITRUST II: 21 communities that the Company began managing in the time period from March 1999 to September 2003. Mr. Baty held an indirect non-controlling interest in the entities that owned these communities. As of September 30, 2003, the owners of the Emeritrust II communities sold them to a real estate investment trust, which leased these communities back to the Company in a master operating lease and are now included in the Company's consolidated results. The Emeritrust II communities consisted of:

       * EMERITRUST II OPERATING: 16 communities for which the Company had no obligation to fund cash operating deficits. The Company received a base management fee of 5% of gross revenues, but may have received up to 7% depending on the cash flow performance of the communities managed. As of September 30, 2003, these communities were included in the Company's consolidated results.

       * EMERITRUST II DEVELOPMENT: 5 communities for which the Company was required to fund cash operating deficits. The Company received a base management fee of 5% of gross revenues, but may have received up to 7% depending on the cash flow performance of the communities managed. As of September 30, 2003, these communities were included in the Company's consolidated results.

Other  management  agreements are as follows:

     * management agreements covering 19 communities owned by entities controlled by Mr. Baty. The Company generally receives fees ranging from 4% to 6% of the gross revenues generated by these communities.

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     * a management agreement covering one community owned by a joint venture in which the Company has a financial interest. The Company receives management fees of 6% of gross revenues for this community.

     * management agreements covering three communities owned by independent third parties. The Company receives management fees ranging from 4% to 7% of gross revenues, or similar arrangement based on occupied capacity.

     * a management agreement covering one community owned by an independent third party. The Company receives management fees of the greater of $7,000 per month or 6% of gross revenue from this community, with opportunities to earn additional fees based on operating cash flow.


Summary  of  Significant  Accounting  Policies  and  Use  of  Estimates

The preparation of consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives such as move in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

     * For commercial general liability and professional liability insurance, Emeritus uses a captive insurance structure essentially to self-fund its primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. The Company also has an excess policy, which applies to claims in excess of the primary layer on a per occurrence basis. Losses within the primary layer, which include the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred, which will vary based on actual versus expected experience.

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

     * Emeritus accounts for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. The Company makes pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, "Accounting for Stock-Based Compensation". The fair value-based method requires the Company to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       yield and weighted-average option life. To the extent, such things as actual volatility or life of the options is different from estimated, amounts expensed will be more or less than would have been recorded otherwise.

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

Revenue  Recognition

Operating revenue consists of resident fee revenue, community revenue, other service fees, and management services revenue. Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied. Service fees paid by residents for assisted living and other related services are recognized in the period services are rendered. Management fees are comprised of revenue from management contracts and are recognized in the month in which services are performed in accordance with the terms of the management contract.

In 2001 and prior years, the Company recognized nonrefundable move-in fees at the time the resident occupied the unit and the related services were performed. This treatment was not materially different from recognition of such fees over the average period of occupancy. However, in 2002, the Company began charging significantly higher fees for move-ins than were previously charged. Therefore, the Company has instituted a policy consistent with SEC Staff Accounting Bulletin 101 "Revenue Recognition", to defer such fees and recognize them over the average period of occupancy, approximately 16 months. The Company has not deferred any of the costs related to move-ins.

Cash  and  Cash  Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper, and certificates of deposit with a maturity date at purchase of three months or less. Cash equivalents at December 31, 2003, and 2002, were not material.

Property  and  Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 40 years; furniture, equipment and vehicles, five to seven years; leasehold improvements, over the lease term.

The Company accounts for impairment of long-lived assets, which primarily include property and equipment, investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in the Company's business strategies and plans, changes in the quality or structure of its relationships with its

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

partners, and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

Deferred  Gain  on  Sales  of  Communities

Deferred gains on sales of communities consist of deferred gains on sale-leaseback transactions and deferred gains on sale transactions. Deferred gains on sale-leaseback transactions are amortized using the straight-line method over the terms of the associated leases where the Company has no continued financial involvement in communities that it has sold and leased back. Deferred gains on sale-leaseback and sale transactions where the Company has continuing financial involvement, other than the leasebacks, are deferred until such involvement terminates.

Community  Operations

Community operations expenses represent direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

Had compensation costs for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):


                                                                     Year ended December 31,
                                                            ----------------------------------------
                                                                2003          2002          2001
                                                            ------------  ------------  ------------

Net income (loss) to common shareholders:
As reported. . . . . . . . . . . . . . . . . . . . . . . .  $     4,460   $   (13,566)  $   (10,602)
Add:  Stock-based employee compensation expense
  included in reported net income (loss) . . . . . . . . .            -             -             -
Deduct:  Stock-based employee compensation
  determined under fair value based method for all awards.       (1,156)         (773)       (1,074)
                                                            ------------  ------------  ------------
Pro forma. . . . . . . . . . . . . . . . . . . . . . . . .  $     3,304   $   (14,339)  $   (11,676)
                                                            ============  ============  ============

Net income (loss) per common share:

As reported - Basic. . . . . . . . . . . . . . . . . . . .  $      0.43   $     (1.33)  $     (1.04)
                                                            ============  ============  ============

Pro forma - Basic. . . . . . . . . . . . . . . . . . . . .  $      0.32   $     (1.40)  $     (1.15)
                                                            ============  ============  ============

As reported - Diluted. . . . . . . . . . . . . . . . . . .  $      0.39   $     (1.33)  $     (1.04)
                                                            ============  ============  ============

Pro forma - Diluted. . . . . . . . . . . . . . . . . . . .  $      0.29   $     (1.40)  $     (1.15)
                                                            ============  ============  ============


The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using the following weighted average assumptions:


                                                    Year ended December 31,
                                         -------------------------------------------
                                              2003           2002           2001
                                         --------------  ------------  --------------
Expected life from vest date (in years)              4             4               4
Risk-free interest rate . . . . . . . .    1.96% - 2.6%   2.9% - 4.3%   4.12% - 4.39%
Volatility. . . . . . . . . . . . . . .   89.3% - 90.0%   90.4%-93.3%   80.7% - 82.1%
Dividend yield. . . . . . . . . . . . .              -             -               -
Weighted average fair value (per share)  $        2.55   $      1.99   $        1.31

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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


                                            Year ended December 31,
                                            ----------------------
                                             2003    2002   2001
                                             -----  ------  -----
Convertible Debentures. . . . . . . . . . .  1,455   1,455  1,455
Options . . . . . . . . . . . . . . . . . .     30   1,714  1,193
Warrants - Senior Housing Partners I, L.P..    400       -      -
Warrants - Saratoga Partners. . . . . . . .      -   1,000  1,000
Series A Preferred (1). . . . . . . . . . .      -   1,374  1,374
Series B Preferred. . . . . . . . . . . . .  4,824   4,636  4,239
                                             -----  ------  -----
                                             6,709  10,179  9,261
                                             =====  ======  =====

(1) Repurchased in July and August 2003.

Dilutive potential common shares and adjustments to net income (loss) to common shareholders arising under the assumed conversion into common stock of the convertible debentures, Series A redeemable convertible preferred, and Series B convertible preferred stock are included under the "if-converted method".

The  following  table summarizes the computation of basic and diluted net income
(loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):


                                                             Year ended December 31,
                                                         ------------------------------
                                                           2003      2002       2001
                                                          -------  ---------  ---------
Basic:
Numerator for basic net income (loss) per share:
    Net income (loss) to common shareholders . . . . . .  $ 4,460  $(13,566)  $(10,602)
                                                          =======  =========  =========
Denominator for basic net income (loss) per share:
   Weighted average number of common shares outstanding.   10,255    10,207     10,162
                                                          =======  =========  =========

Basic net income (loss) per share. . . . . . . . . . . .  $  0.43  $  (1.33)  $  (1.04)
                                                          =======  =========  =========


Diluted:
Numerator for diluted net income (loss) per share:
    Net income (loss) to common shareholders . . . . . .  $ 4,460  $(13,566)  $(10,602)
                                                          =======  =========  =========

Denominator for diluted net income (loss) per share:
    Weighted average number of common shares outstanding   10,255    10,207     10,162
    Assumed exercise of options and warrants . . . . . .    1,265         -          -
                                                          -------  ---------  ---------
                                                           11,521    10,207     10,162
                                                          =======  =========  =========

Diluted net income (loss) per share. . . . . . . . . . .  $  0.39  $  (1.33)  $  (1.04)
                                                          =======  =========  =========

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Comprehensive  Income  (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity, which under accounting principles generally accepted in the United States, are excluded from results of operations. For the Company, these consist of unrealized gains and losses on investment securities, net of any related tax effect.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 in the fourth quarter of 2002 had no effect on the Company's consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities." This Interpretation was revised on December 2003 and addresses consolidation by business enterprises of variable interest entities (VIE's). A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity's expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004, for variable interest entities that existed prior to February 1, 2003.

The Company has evaluated the impact of FIN No. 46 on all its current related party management agreements including those more fully discussed under Item 13 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," under sections denoted as "Emeritrust Transactions" and "Baty Transactions" as well as other management agreements and other arrangements with potential VIE's. The Company does not believe it has any VIE's that will require consolidation.

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. For public enterprises, such as the Company, this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management has determined that no current financial instruments of the Company are covered by this pronouncement.


(2)     SHORT-TERM  INVESTMENTS

In  1999,  the  Company  wrote  down  its  investment in the common stock of ARV
Assisted Living, Inc. ("ARV") by $7.4 million as management concluded the decline in the fair market value of this investment was other than temporary. Details regarding the ARV investment, which is designated as available for sale, as of December 31, as follows (In thousands):





                           Gross
                         Unrealized    Fair
            Amortized      Gains      Market
               Cost       (losses)     Value
            ----------  ------------  -------
2003.. . .  $        -  $         -   $     -
            ==========  ============  =======
2002.. . .  $    1,512  $     1,247   $ 2,759
            ==========  ============  =======
2001.. . .  $    1,512  $      (136)  $ 1,376
            ==========  ============  =======

On April 23, 2003, ARV announced that, at a special meeting held on that date, its shareholders voted to approve the Agreement and Plan of Merger, dated as of January 3, 2003, between ARV and Prometheus Assisted Living LLC ("Prometheus"). ARV further announced that the merger transaction closed and trading of the ARV stock on the American Stock Exchange ceased on April 23, 2003. Under the terms of the merger, shares of ARV's stock held by shareholders other than Prometheus and its affiliates were converted into the right to receive merger consideration of $3.90 per share, without interest. On April 25, 2003, the Company received approximately $2.9 million in exchange for its 755,884 shares of ARV common stock in which it had a carrying value of approximately $1.5 million, thus recognizing a gain of approximately $1.4 million, which is included in "Other, net" in the Company's Consolidated Statements of Operations and a reduction in "Accumulated other comprehensive gain" in the Company's Consolidated Balance Sheets.


(3)     LONG-TERM  INVESTMENTS

In December 2003, the Company invested $7.3 million (representing an 11% ownership interest), net of transaction costs, in a limited liability corporation (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin that was the subject of a voluntary Chapter 11 bankruptcy. Alterra operated 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consists of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and Emeritus. Under the LLC agreement, distributions are first allocated to Fortress until it receives its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to their percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest for the entity controlled by Mr. Baty and Emeritus, respectively.

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)     OTHER  RECEIVABLES

Other  receivables  consisted  of  the  following at December 31 (In thousands):

                                                            2003    2002
                                                           ------  ------
Working capital advances to third parties and affiliates   $  152  $1,264
Interest receivable . . . . . . . . . . . . . . . . . . .     470     772
Other receivables.. . . . . . . . . . . . . . . . . . . .   1,339   1,609
                                                           ------  ------
                                                           $1,961  $3,645
                                                           ======  ======


(5)     PROPERTY  AND  EQUIPMENT

Property  and  equipment consist of the following at December 31 (In thousands):


                                                    2003      2002
                                                ---------  ---------
 Land and improvements. . . . . . . . . . . . .  $ 13,824  $ 12,378
 Buildings and improvements . . . . . . . . . .   106,629   112,085
 Furniture and equipment. . . . . . . . . . . .    14,730    14,298
 Vehicles . . . . . . . . . . . . . . . . . . .     5,413     4,247
 Leasehold improvements . . . . . . . . . . . .     8,282     6,529
                                                 --------  --------
                                                  148,878   149,537
 Less accumulated depreciation and amortization    32,202    30,335
                                                 --------  --------
                                                  116,676   119,202
 Construction in progress . . . . . . . . . . .       870       381
                                                 --------  --------
                                                 $117,546  $119,583
                                                 ========  ========


(6)     NOTES  RECEIVABLE  FROM  AND  INVESTMENTS  IN  AFFILIATED  COMPANIES

In January 2000, the Company purchased a 30% equity interest in Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company. The Company has cash funding obligations of up to $1.8 million. As of December 31, 2001, the Company had funded the entire $1.8 million. The Company recognized its share of partnership gain of $175,000 and $98,000 in 2003 and 2002, respectively, and its share of partnership losses of $313,000 in 2001, which is included in "Other, net".


(7)     RESTRICTED  DEPOSITS

Restricted deposits consist of funds required by various Real Estate Investment Trusts ("REITs") to be placed on deposit until the Company's communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company.

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)     LONG-TERM  DEBT

Long-term  debt  consists  of  the  following  at  December  31  (In thousands):

                                                                          2003               2002
                                                                    -----------------  -----------------
Notes payable, principal and interest at LIBOR* plus 4.15%
with a floor of 6.5% (6.5% at December 31, 2003) payable
monthly, unpaid principal and interest due December 2006,
with an option to extend to September 2007). . . . . . . . . . . .  $          57,042  $          58,000

Notes payable,  interest only at 12% payable monthly, plus
capitalized interest of 1.75% (13.75% at December 31, 2003),
unpaid principal and interest due December 2007. . . . . . . . . .             16,298             16,020

Note payable, interest only at 12.13% (12.13% at December 31,
2003) payable monthly with a 50 basis point increase each
anniversary capped at 13%, principal and interest starting the
second year, and unpaid principal and interest due June 2007 . . .             25,800              6,800

Notes payable, principal & interest at LIBOR* plus 4.5% and
LIBOR plus 7.75% (7% and 9.75% at December 31, 2003)
payable monthly, unpaid principal and interest due March 2006. . .              6,647              6,800

Notes payable, interest at 7.43%, payable in monthly
installments, unpaid principal and interest due October 2009,
refinanced with long-term debt . . . . . . . . . . . . . . . . . .                  -             24,640

Notes payable, interest at rates from 8% to 12%, payable in
monthly installments, due through March 2013 . . . . . . . . . . .             11,412             11,231

Notes payable, principal and interest at 6.98%, payable in
monthly installments, due August 2008. . . . . . . . . . . . . . .             22,639                  -

Notes payable, principal and interest at prime, payable in
monthly installments, due September 2005 . . . . . . . . . . . . .              1,300                  -

                                                                    -----------------  -----------------
Subtotal . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            141,138            123,491
Less current portion . . . . . . . . . . . . . . . . . . . . . . .              4,750              3,604
                                                                    -----------------  -----------------
Long-term debt, less current portion . . . . . . . . . . . . . . .  $         136,388  $         119,887
                                                                    =================  =================


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

Additionally, related to the GMAC extension, the original Seller note for $1 million was also extended. The original seller note principal balance for the year ended December 31, 2003, was $921,000 with a maturity of March 1, 2003. This amendment extends the principal maturity to March 1, 2006, and requires $12,500 monthly principal and interest payments, with interest accruing at 12%. The Company made a $200,000 principal paydown in February 2003. This note is included in the $11.4 million in the table above.

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In May 2003, in connection with the Lease of Eight Communities in May transaction discussed in Note 17, "Sales and Acquisitions, including Certain Related-Party Transactions", a real estate investment trust loaned $600,000 to the Company for general working capital purposes and for capital and other improvements (included in the note for $11.4 million in the table above). This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if the Company exercises its purchase option at any time on any of the eight communities, the pro rata principal portion of the loan will become due at the time the closing of the sale of such facility occurs.

Debt Consolidation. The real estate investment trust that financed the Emeritrust II transaction held $6.8 million of the Company's leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This real estate investment trust also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003 and $11.5 million in leasehold mortgage financing to support the purchase of the Emeritrust II communities. On September 30, 2003, these three financings were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at the Company's option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios.

Certain of the Company's wholly owned subsidiaries, established pursuant to financing requirements, continue to hold assets, which include certain properties operated by the Company and which also may include cash that has been swept into the Company's deposit accounts. Notwithstanding consolidation for financial statement purposes, it is management's intention that the assets and liabilities of the subsidiaries are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiaries, except as otherwise provided in connection with these financing requirements.

Certain of the Company's indebtedness include restrictive provisions related to cash dividends, investments, and borrowings and require maintenance of specific operating ratios, and levels of working capital. As of December 31, 2003, the Company was in compliance with all such covenants. Many of our debt instruments contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender. Such cross-default provisions affect 17 owned assisted living properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debts are cross-defaulted. The Company expects to be in compliance at least through 2004 and for the foreseeable future.

Principal maturities of long-term debt at December 31, 2003, are as follows (In thousands):



2004.. . .  $  4,750
2005.. . .     6,417
2006.. . .    68,857
2007.. . .    40,412
2008.. . .    20,096
Thereafter       606
            --------
Total. . .  $141,138
            ========


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

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(10)     REDEEMABLE  PREFERRED  STOCK

The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. The holder of the Series A redeemable Preferred Stock was entitled to receive quarterly dividends payable in cash. The dividend rate was 9% of the stated value of $25,000,000. Dividends accumulate, whether or not declared or paid. If cash dividends were not paid quarterly, the dividend rate increased to 11% ("arrearage rate") until the unpaid cash dividends had been fully paid. The preferred stock had a mandatory redemption date of October 24, 2004, at a price equal to $1,000 per share, plus any accrued but unpaid dividends. Each share of preferred stock could be converted, at the option of the holder, into 55 shares of common stock, at the trading price at the time of conversion. The preferred stock was also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would have contained the same conversion rights, restrictions and other terms as the preferred stock. For each of the years ended December 31, 2003, 2002, and 2001, the Company accumulated dividends aggregating $1.7 million, $2.75 million, and $2.75 million, respectively, at the arrearage dividend rate of 11%, for a total of $7.2 million.

Since the Company was unable to pay dividends for more than six consecutive quarters, the Series A shareholders became entitled to elect one additional director to their board of directors at each annual shareholders' meeting until such time the Company had paid the accrued dividends. The Series A shareholders opted not to elect an additional director. In addition, because the Company was unable to pay dividends to their Series A shareholders for more than six consecutive quarters, beginning in 2002, the Series A dividends were calculated on a compounded cumulative basis, retroactively. The retroactive adjustment of Series A dividends for 2000 and 2001 were $19,000 and $275,000, respectively, which were recognized in 2002. The cumulative compounding for 2003 and 2002 was an additional $586,000 and $622,000, respectively.

Repurchase of Series A Preferred Stock. In a two-part transaction that was completed August 28, 2003, the Company repurchased all the outstanding shares of its Series A Preferred Stock for an aggregate purchase price of $20.5 million.
The Series A Preferred Stock had been issued originally in October 1997 for $25.0 million. As a part of the repurchase, the holder of the Series A Preferred Stock waived approximately $10.1 million in accrued and unpaid dividends. As a result of the transaction, the Company recognized a gain of approximately $14.5 million. Just prior to the repurchase, the Series A Preferred Stock was accruing compounded, cumulative dividends of approximately $3.7 million annually with mandatory redemption in October 2004 at a price of $25 million plus accrued and unpaid dividends. In completing the repurchase, the Company avoided these future obligations. The Company obtained the funds to complete the repurchase through three related financing transactions.

The first financing transaction involved three communities that Emeritus leased. Prior to this financing transaction, the Company also held notes receivable in the aggregate amount of $4.4 million that were secured by the same three communities and under which it received interest of approximately $144,000 annually. In the refinancing, the communities were transferred to a real estate investment trust, which became the new owner and lessor, and the Company received net proceeds of $10.2 million in repayment of the notes we held and in exchange for its related security and other property interests in the communities. The transfer of the communities was subject to the Company's leases, the terms of which did not change. Because Emeritus disposed of its notes, the Company will no longer receive the interest it formerly did. The Company recognized a deferred gain of approximately $8.5 million, which will be amortized over the remaining life of the leases.

The second financing transaction, with the same real estate investment trust, involved the sale/leaseback of four communities, three of which Emeritus owned and one of which it held a 50% joint venture interest, resulting in proceeds of $6.6 million, net of repayment of $24.6 million of debt. The lease is for a 15-year term with a 15-year extension and provides for a base annual rent of approximately $3.5 million, with periodic escalators. Prior to this refinancing, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million. The Company recognized a deferred gain of $9.9 million, which will be amortized over the term of the lease.

The third financing, again with the same real estate investment trust, was a mortgage loan for $7.5 million secured by the seven communities involved in the first two financing transactions discussed above. The debt matured in August 2006 and requires monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the real estate investment trust, as discussed in Note 8, "Long-term Debt".

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11)     INCOME  TAXES

Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses.

Income taxes of $418,000 in 2003 are due primarily because of gains on sale-leaseback transactions involving several communities in 2003, which have been deferred for accounting purposes. The Company believes that it will be required to pay an alternative minimum income tax for 2003 on its federal income tax return and in certain states, it will pay income or franchise tax.
The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following at December 31, (In thousands):


                                                                          2003       2002
                                                                       ---------   ---------


Gross deferred tax liabilities-Insurance, depreciation and amortization.  $(2,701)  $(1,880)
Gross deferred tax assets:
     Net operating loss carryforwards                                      25,303    29,433
     Deferred gains on sale/leaseback                                      13,811     7,621
     Impairment of investment securities                                        -     2,411
     Unearned rental income and deferred move-in fees                       4,012     1,066
     Vacation accrual                                                         740       481
     Health insurance accrual                                                 928       723
     Insurance accrual                                                          -       746
     Incentive compensation accrual                                           485       270
     Deferred lease payments                                                   86       665
     Federal AMT credit                                                       142         -
     Other                                                                     88        55
                                                                          --------  --------
          Gross deferred tax assets                                        45,595    43,471
Less valuation allowance                                                   42,894    41,591
                                                                          --------  --------
Deferred tax assets, net                                                    2,701     1,880
                                                                          --------  --------
          Net deferred tax assets                                         $     -   $     -
                                                                          ========  ========

The increase in the valuation allowance was $1.3 million, $1.4 million, and $1.6 million for 2003, 2002, and 2001, respectively. The increases were primarily due to the amount of net operating loss carryforwards and deferred gains, for which management does not believe that it is more likely than not that realization is assured.

For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 2003, available to offset future federal taxable income, if any, of approximately $74.4 million expiring beginning in 2005.


(12)      SHAREHOLDERS'  DEFICIT

Preferred  Stock

In December 1999, the Company entered an agreement to sell 40,000 shares of its Series B preferred stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, the Company completed the sale of 30,000 shares of Series B Preferred Stock, and agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. Each share of Series B Preferred Stock has voting authority, and is convertible into the number of shares of common stock equal to the stated value of $1,000 divided by an initial conversion price of $7.22, to be adjusted for any anti-dilutive transactions. The net proceeds to be received by the Company from the sale of all 40,000 shares of

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Series B Preferred Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that the Company's use of the proceeds would be subject to Saratoga's approval after June 2000 if a substantial portion had not been used for the acquisition of specified properties. Under a letter agreement dated May 15, 2000, the agreements with Saratoga were modified to (i) cancel the sale of the remaining 10,000 shares of Series B Preferred Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares, and (iii) provide that the Company would issue to Saratoga a seven-year warrant ("the Warrant") to purchase one million shares of Common Stock at an exercise price of $4.30 per share or, in the alternative, make a specified cash payment to Saratoga. On August 31, 2000, the Warrant was issued to Saratoga.

The Series B Preferred Stock is entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Preferred Stock. From issuance to January 1, 2004, the dividend rate will be 6% of the stated value of $1,000, of which 2% is payable in cash and 4% is payable in Series B Preferred Stock at the rate of one share of Series B Preferred Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate will be 7% of which 3% is payable in cash and 4% is payable in Series B Preferred Stock.
Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the cash dividend rate will increase to 7% ("arrearage rate"), until the unpaid cash dividends have been fully paid, or until January 1, 2007, whichever first occurs. Beginning January 10, 2003, the Company can redeem all of the Series B Preferred Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days. In 2000, the Company accrued $1.3 million in cash dividends, including one quarter at the higher arrearage rate, and $1.2 million equivalent to 1,224 shares of Series B Preferred Stock as in-kind dividends, of which $302,000 were paid and 609 shares were issued in 2000. In 2001, the Company accrued $2.4 million in cash dividends at the higher arrearage rate, and $1.3 million equivalent to 1,266 shares of Series B Preferred Stock as in-kind dividends, none of which were paid or issued in 2001. In 2002, the Company accrued $2.4 million in cash dividends at the higher arrearage rate, and $1.3 million equivalent to 1,317 shares of Series B Preferred Stock as in-kind dividends. In the third quarter of 2002, the Company issued 2,533 shares of Series B Preferred Stock for the in-kind dividends accrued from 2000, 2001, and the first two quarters of 2002. In the fourth quarter of 2002, another 331 shares of Series B Preferred Stock were issued for the third quarter accrual. During 2003, additional shares of Series B Preferred Stock were issued on a quarterly basis on the first day following the quarter to which they were related. Thus, an additional 1,357 shares, equivalent to $1.4 million, of Series B Preferred Stock were issued as paid-in-kind dividends during 2003. Accordingly, the Company had a cumulative commitment to issue 348 shares, 334 shares, and 1,881 shares of Series B Preferred Stock at December 31, 2003, 2002, and 2001, respectively.

As of December 31, 2003, the Company has accrued its obligation to pay cash dividends to the Series B preferred shareholders, which amounted to approximately $8.2 million, including all penalties for non-payment. Since the Company had not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in the Company's Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Series B preferred dividends are to be paid in cash and in additional shares of Series B preferred shares. As of December 31, 2003, an additional 4,830 Series B preferred shares had been issued as paid-in-kind dividends for all periods through the third quarter of 2003. As of January 1, 2004, an additional 348 shares of Series B preferred stock were issued as paid-in-kind dividends for the fourth quarter of 2003.

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

The Company has authorized 2,400,000 shares of common stock to be reserved for grants under the 1995 Plan of which 185,983 were available for future awards at December 31, 2003. Options generally vest between three-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

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

A  summary  of  the  activity  in  the  Company's  stock  option  plans follows:


                                                    2003                     2002                      2001
                                         ------------------------  ------------------------  ------------------------
                                                        Weighted-                Weighted-                 Weighted-
                                                         Average                  Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                         -----------  -----------  -----------  -----------  -----------  -----------
 Outstanding at beginning of year . . .   1,714,333   $      2.56   1,192,552   $      2.39   1,321,707   $      9.13
 Granted. . . . . . . . . . . . . . . .     536,500   $      3.94     601,000   $      2.94   1,144,083   $      2.11
 Exercised. . . . . . . . . . . . . . .     (50,223)  $      2.44      (7,501)  $      2.11           -   $         -
 Canceled . . . . . . . . . . . . . . .     (49,167)  $      3.03     (71,718)  $      2.96  (1,273,238)  $      9.13
                                         -----------  -----------  -----------  -----------  -----------  -----------
 Outstanding at end of year . . . . . .   2,151,443   $      2.89   1,714,333   $      2.56   1,192,552   $      2.39
 Options exercisable at year-end. . . .     916,941   $      2.57     420,110   $      2.82      49,869   $      9.21

The  following  is  a summary of stock options outstanding at December 31, 2003:

                Options Outstanding                        Options Exercisable
-------------------------------------------------------- -----------------------
                                Weighted-
                                 Average     Weighted-                Weighted-
                                Remaining     Average                  Average
   Range of        Number     Contractual    Exercise      Number      Exercise
Exercise Prices  Outstanding      Life         Price     Exercisable    Price
---------------  ------------ -------------  ----------- -----------  ---------
 $1.60  - $ 2.11    1,076,030         7.95    $     2.11  714,963    $     2.10
 $2.56  - $ 4.06    1,045,663         8.64    $     3.45  172,228    $     2.95
 $6.50  - $ 7.25        5,750         5.98    $     6.60    5,750    $     6.60
 $9.63  - $ 9.81          500         4.88    $     9.63      500    $     9.63
 $10.25 - $15.25       23,500         3.87    $    13.01   23,500    $    13.01
                  ----------- -------------  ----------- -----------  ---------
                    2,151,443         8.23    $     2.89  916,941    $     2.57
                  =========== =============  =========== ===========  =========

Employee  Stock  Purchase  Plan

In July 1998, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 400,000 shares are available for purchase under the Plan. Periodically, participant account balances are used to purchase shares of stock on the open market at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases or 15% of eligible compensation. The Plan expires in May 2008. In 2003, 2002, and 2001, employees purchased, net of open market

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

repurchases; zero; 43,695; and 75,985 common shares, respectively, through the Plan, for an aggregate total of 175,975 since inception of the Plan.


(13)  COMPREHENSIVE  INCOME  (LOSS)

Comprehensive  income  (loss)  consists  of  the  following  for the years ended
December  31,  2003,  2002,  and  2001,  respectively  (In  thousands):

                                                   2003            2002            2000
                                              --------------  --------------  --------------
Net income (loss) to common shareholders. . .  $       4,460   $     (13,566)  $     (10,602)
Other comprehensive income (loss):
     Unrealized holding gains
          on investment securities. . . . . .            144           1,383             951
     Realized gains on investment securities.         (1,391)              -               -
                                               --------------  --------------  --------------
Comprehensive income (loss) . . . . . . . . .  $       3,213   $     (12,183)  $      (9,651)
                                               ==============  ==============  ==============


(14)      FINANCIAL  INSTRUMENTS

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock, and long-term debt. The fair value of the Company's financial instruments, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following: long-term debt had an estimated fair value, based on the Company's incremental borrowing rate, of $137.2 million versus a carrying value of $141.1 million; and the convertible debentures have an estimated fair value, based on the Company's incremental borrowing rate, of $31.9 million versus a book value of $32.0 million at December 31, 2003.


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

The Company has management agreements with a number of entities owned or controlled by Baty relating to 20 communities at December 31, 2003. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues. Management fee revenue earned under these and previous agreements was approximately $4.4 million, $4.3 million, and $2.4 million in 2003, 2002, and 2001, respectively.

Mr. Baty, the Company's Chief Executive Officer, is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty's varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance, new facilities. Columbia-Pacific and affiliated partnerships operate assisted living communities and independent living facilities, many of which the Company manages under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with the Company, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

(16)     LEASES

At December 31, 2003, the Company leased office space and 109 assisted living communities. The office lease expires in 2006 and contains two five-year renewal options. The community leases expire from 2004 to 2018 and contain various extension options, ranging from five to fifteen years.

Minimum lease payments under noncancelable operating leases at December 31, 2003, are as follows (In thousands):




2004 . . . .  $ 56,262
2005 . . . .    56,572
2006 . . . .    56,639
2007 . . . .    55,222
2008 . . . .    52,633
Thereafter .   327,625
              --------
Total. . . .  $604,953
              ========


Facility lease expense under noncancelable operating leases was approximately $41.0 million, $29.9 million, and $27.1 million for 2003, 2002, and 2001, respectively. A number of operating leases provide for additional lease payments after 24 months computed at 5% of additional revenues of the community. In 2003, additional facility lease expense under these provisions was approximately $2.1 million. Additional lease payment after 13 months computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold are related to a 24 community lease acquisition from the fourth quarter of 2002.

Many of the Company's leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lessor. Such cross-default provisions affect 104 assisted living properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such leases are cross-defaulted. The Company expects to be in compliance at least through 2004 and for the foreseeable future.


(17)     SALES  AND  ACQUISITIONS,  INCLUDING CERTAIN RELATED-PARTY TRANSACTIONS

Since 1999, the Company managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company (ii) options for Emeritus to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management. During 2003, 2002, and 2001, the Company managed the Emeritrust I communities, which included 25 of the 46 communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required the Company to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $2.7 million, $1.8 million, and $2.8 million in 2003, 2002, and 2001, respectively. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Company and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and
(iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. In March 2004, this management agreement was

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amended to provide for a management fee of 5% of gross revenues. In 2004, the Company does not expect to receive management fees for the Emeritrust I communities at the same level as it did in 2003. The interest rate on the mortgage financing of the communities was increased effective June 30, 2003, and may be increased further in 2004, which will have the effect of reducing cash flow from the communities and, correspondingly, reducing the additional management fee that is payable to the extent of 50% of cash flow. The Company also expects that additional communities could be sold, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guaranty that the management arrangement will continue for its full term.

Emeritrust II Communities Management. During 2003 (through September 30), 2002 and 2001 , the Company managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if the Company met certain cash flow standards. The management agreement for the five of the communities also required the Company to fund cash operating losses of those communities. Under this arrangement, Emeritus received management fees (net of its funding obligations) of approximately $2.0 million in 2003 (through September 30), and approximately $2.6 million in each of the years 2002 and 2001.

Emeritrust II Communities Lease. On September 30, 2003, the Company acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million, financed through a combination of lease and mortgage financing with an independent real estate investment trust in the aggregate amount of $121.5 million. A master operating lease covers the Emeritrust II communities and four other communities originally leased from the real estate investment trust in March 2002. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The real estate investment trust also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the real estate investment trust as described in Note 8, "Long-Term Debt." As part of the purchase price, the Company also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of its common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. The Company included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs and will amortize them over the life of the lease.

Lease of Eight Communities in May. In May 2003, the Company entered into a lease with a real estate investment trust covering eight assisted living communities in four states containing an aggregate of 489 units. The lease is for an initial 10-year period with three 5-year extensions and includes an option to acquire the communities during the second year for a price of $42.2 million and during the third year at the same price plus a 3% premium. The Company believes this option exercise price is currently well above fair value based on current operations. Under the lease Emeritus have a right of first opportunity to purchase any of the properties if the owner decides to sell. The lease is a net lease, with annual base rental of $3.45 million, and rent adjustments at the end of the first and second lease years based on a percentage of any increase in operating revenues, with an aggregate annual limit of $275,000, and adjustments each year thereafter based on increases in the consumer price index. The real estate investment trust has agreed to fund up to $500,000 for capital expenditures, with amounts added to the lease base and option price, and has provided the Company with a 10-year working capital loan for $600,000, with interest at 10% per annum payable monthly.

Transactions in Connection with the Repurchase of the Series A Preferred Stock. In July 2003, the Company entered into a transaction involving three leased, purpose-built assisted living communities located in Louisville, Kentucky; Auburn, Massachusetts; and Rocky Hill, Connecticut, wherein the three leases with the Company were transferred to a new lessor. This lease transfer facilitated the first tranche of the repurchase of the Series A preferred stock discussed below. The Company received approximately $10.2 million in cash proceeds and recognized a gain of approximately $8.5 million, of which $2.2 million of deferred rent was reclassified as deferred gains, all of which was deferred and will be amortized over the remaining life of the leases. As part of the transaction, approximately $4.4 million in notes and interest receivable related to the three facilities was retired.

On September 30, 2003, the Company's wholly owned subsidiaries, which owned three buildings and jointly owned one building, pursuant to financing requirements, participated with a real estate investment trust in the sale-leasebacks of four buildings. The

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

leasehold assets continue to be owned by the subsidiaries and are designed to be not available to satisfy debts or obligations of the consolidated Company, except as otherwise provided in connection with the financing. The four buildings are purpose-built assisted living communities located in Manassas, Virginia; Kirkland, Washington; Chelmsford, Massachusetts; and Ridgeland, Mississippi. The jointly owned building was 50% owned by the Company's subsidiary and 50% owned by an unrelated third party. The Company purchased the unrelated third party interest for $2.5 million. The consideration for the transaction was paid by the real estate investment trust by assuming the underlying debt on the facilities and paying cash consideration to the Company. The Company received approximately $6.6 million in cash proceeds net of retirement of $24.6 million of associated debt. As a result of this transaction, the Company recognized a gain of $9.9 million, which will be deferred over the term of the new operating leases.

Lease of Eight Communities from Baty. On September 30, 2003, Emeritus entered into an agreement to lease eight communities that it was then managing for entities owned or controlled by Mr. Baty, which the Company has formerly referred to as the Horizon Bay communities. Under the agreement, the Baty entities assigned, and the Company assumed, the existing leases relating to seven of the facilities. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, the Company leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). The debt that is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that he may acquire and lease to the Company, as described below. Annual rent relating to the eight communities is estimated at $4.6 million, with annual adjustments based upon changes in the consumer price level index. The Company will pay the Baty Entities approximately $70,000, which represents their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between the Baty Entities and the Company. Although this transaction closed December 31, 2003, the economic and financial terms were effective June 30, 2003.

Other Transactions. Effective July 1, 2003, the Company ceased managing 12 Regent Assisted Living communities. On August 1, 2003, the Company ceased managing an additional Regent Assisted Living community. Effective October 1, 2003, the Company ceased managing two communities located in Tacoma, Washington, and Coeur d'Alene, Idaho.

On November 1, 2003, the Company entered into a lease agreement for an Alzheimer's community located in Silverdale, Washington, containing an aggregate of 46 units. The lease is for an initial 10-year period with two 10-year extension options. The lease is a net lease, with base rental approximating
$235,000 annually with fixed escalators after the second year and variable escalators at the end of the sixth lease year based on a percentage of increases in the consumer price index. This lease, after the end of third lease year, also includes an option to terminate. The property in this acquisition is a purpose-built Alzheimer's community in which the Company plans to offer memory loss services.

Five Community Mortgage Assumption. On December 31, 2003, independent of the LLC transaction in Note 3, "Long-term Investments", the Company acquired five assisted living communities (the "Five Properties"), containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008. The Five Properties in this acquisition are purpose-built assisted living communities in which the Company plans to offer both assisted and memory loss services to select communities.

The initial allocations of purchase cost at fair value are based upon available information for the acquired businesses and are finalized when any contingent purchase price amounts are resolved. The final allocations did not differ materially from the initial allocations. Aggregate purchase cost allocations were as follows (In thousands):


                           December 31,
                         ----------------
                          2003     2002
                         -------  -------
Tangible assets . . . .  $23,055  $22,162
Liabilities assumed . .   22,639   23,678
                         -------  -------
Aggregate purchase cost  $45,694  $45,840
                         =======  =======

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following summary, prepared on a pro forma basis, combines the results of operations as if the above acquisitions (Emeritrust II Communities Lease, Lease of Eight Communities in May, Lease of Eight Communities from Baty, and the Five Community Mortgage Assumption) and a 24 community lease acquisition in the fourth quarter of 2002, had been consummated as of the beginning of both of the periods presented, after including the impact of certain adjustments such as amortization of acquisition costs, elimination of management fees, lease costs and income tax effects (In thousands, except per share data).



                                                   Year ended December 31,
                                                      2003       2002
                                                    --------- ----------
                                                         (unaudited)
Net revenues . . . . . . . . . . . . . . . . . . .  $261,915   $254,942

Net loss . . . . . . . . . . . . . . . . . . . . .    (8,560)    (8,670)
Preferred dividends. . . . . . . . . . . . . . . .    (6,238)    (7,343)
Gain on repurchase of Series A preferred stock . .    14,523          -
                                                    ---------  ---------
          Net income (loss) to common shareholders  $   (275)  $(16,013)
                                                    =========  =========

Income (loss) per common share:
    Basic and diluted. . . . . . . . . . . . . . .  $  (0.03)  $  (1.57)
                                                    =========  =========

Weighted average common shares outstanding:
    Basic and diluted. . . . . . . . . . . . . . .    10,255     10,207
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

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(18)     COMMITMENTS  AND  CONTINGENCIES

In February 2004, the California Public Interest Research Group announced that it intended to bring an action against operators of assisted living communities (including us) and other senior housing facilities. The announced action seeks, on behalf of residents of these facilities located in California, to recover move-in or preadmission fees that have been paid over the past three years as
well  as  certain  penalties.   While  the  Company has not yet been served, it
intends to defend the action vigorously and has entered into a joint defense agreement with other operators in California.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's results of operations or financial position.

The Company is self-insured for certain employee health benefits. The Company's policy is to accrue amounts equal to the actuarial liabilities that are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as health care costs and actual experience could cause these estimates to change.


(19)     LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $33.4 million, although $6.1 million represents deferred revenue and $8.2 million of preferred dividends is due only if declared by the Company's board of directors. In 2003, 2002, and 2001, the Company reported positive net cash from operating activities in its consolidated statements of cash flows. At times in the past, however, the Company has been dependent upon third party financing or disposition of assets to fund operations and the Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2002, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 17 owned assisted living properties and 104 operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. Management believes the Company will be in compliance at least through 2004 and for the foreseeable future.

Management believes that the Company will be able to sustain positive operating cash flow at least through 2004 and for the foreseeable future and will have adequate cash from operations for all necessary investing and financing activities including required debt service and capital expenditures.

                              EMERITUS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(20)     QUARTERLY  RESULTS  (UNAUDITED)


                                                  (In thousands, except per share data)

                                                    Q1        Q2        Q3        Q4
                                                 --------  --------  --------  --------
2003
Total operating revenue . . . . . . . . . . . .  $47,177   $49,398   $50,209   $59,873
Income from operations. . . . . . . . . . . . .    2,677     2,637       436     1,197
Other income and (expense). . . . . . . . . . .   (3,070)   (1,664)   (3,042)   (2,578)
Income (loss) before income taxes . . . . . . .     (393)      973    (2,606)   (1,381)
Provision for income taxes. (a) . . . . . . . .        -         -      (576)      158
Net income (loss) . . . . . . . . . . . . . . .     (393)      973    (3,182)   (1,223)
Preferred dividends . . . . . . . . . . . . . .   (1,870)   (1,905)   (1,464)     (999)
Gain on repurchase of Series A preferred stock.        -         -    14,465        58
Net income (loss) to common shareholders. . . .   (2,263)     (932)    9,819    (2,164)
Income (loss) per common share:
  Basic . . . . . . . . . . . . . . . . . . . .  $ (0.22)  $ (0.09)  $  0.96   $ (0.21)
  Diluted . . . . . . . . . . . . . . . . . . .  $ (0.22)  $ (0.09)  $  0.63   $ (0.21)


2002                                                 Q1        Q2        Q3        Q4
                                                 --------  --------  --------  --------
Total operating revenue . . . . . . . . . . . .  $36,146   $34,015   $36,037   $46,931
Income (loss) from operations . . . . . . . . .    2,082    (1,021)      243      (307)
Other income and (expense). . . . . . . . . . .   (3,384)   (2,913)   (2,945)    2,022  (b)
Net income (loss) . . . . . .       . . . . . .   (1,302)   (3,934)   (2,702)    1,715
Preferred dividends . . . . . . . . . . . . . .   (1,997)   (1,732)   (1,777)   (1,837)
Net loss to common shareholders . . . . . . . .  $(3,299)  $(5,666)  $(4,479)  $  (122)
Loss per common share -- basic and diluted. . .  $ (0.32)  $ (0.56)  $ (0.44)  $ (0.01)


The sum of quarterly per share data may not equal the per share total reported for the year.

(a) Tax provision relates to alternative minimum tax liability from sale-leaseback transactions.
(b) Other income in Q4 includes a gain of $5.1 million related to discounts received upon the payoff of existing financing, partially offset by interest expense of $3.1 million.


(21)     SUBSEQUENT  EVENTS (Unaudited)

Since January 2004, the Company has been reviewing acquisition opportunities and seeking to take ownership or lease positions in communities that the Company manages. To this end, the Company intends to pursue an operating lease acquisition with a real estate investment trust for up to 13 communities that the Company formerly managed, nine communities with memory loss facilities, and two other communities, for a total of 24 communities. These purpose-built assisted living and memory loss communities are located in 13 states, and have an aggregate capacity of approximately 1,740 units. Mr. Baty holds an interest in the entities that will be the sellers of the properties in this proposed transaction.

The preliminary master operating lease agreement has a 15-year lease term, with three 5-year extension options. The lease is a net lease, with base rental approximating $16.8 million annually with variable lease escalators based on the lesser of four times CPI or 3%. Management believes that the Company will close this transaction as early as March 31, 2004, and as late as the end of the second quarter of 2004.

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE

The  Board  of  Directors  and  Shareholders
Emeritus  Corporation:

     Under date of March 5, 2004, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2003 in the Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG  LLP

Seattle,  Washington
March  5,  2004

                                             Schedule II
                                        Emeritus Corporation
                                  Valuation and Qualifying Accounts
                            Years Ended December 31, 2003, 2002, and 2001
                                           (In thousands)


                  Column A                      Column B     Column C        Column D      Column E
---------------------------------------------  ----------  -------------  ---------------  ---------
                                                Balance       Charged
                                                   at           to                          Balance
                                               Beginning    Other Costs                     at End
                                                of Year    and Expenses   Deductions (1)    of Year
                                               ----------  -------------  ---------------  ---------
Description
-----------
Year ended December 31, 2003:
     Valuation accounts deducted from assets:
          Allowance for doubtful receivables.  $      327  $         234  $         (203)  $     358
                                               ==========  =============  ===============  =========


Year ended December 31, 2002:
     Valuation accounts deducted from assets:
          Allowance for doubtful receivables.  $      398  $         346  $         (417)  $     327
                                               ==========  =============  ===============  =========


Year ended December 31, 2001:
     Valuation accounts deducted from assets:
          Allowance for doubtful receivables.  $      594  $         466  $         (662)  $     398
                                               ==========  =============  ===============  =========


(1)  Represents  amounts  written  off