Form 10-Q
period 2004-03-31
EMERITUS CORP\WA\
filed 2004-05-13
CIK 1001604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

                 For the quarterly period ended March 31, 2004.

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

As of April 30, 2004, there were 10,566,238 shares of the Registrant's Common Stock, par value $.0001, outstanding.


                                      EMERITUS CORPORATION

                                              INDEX


                                 Part I.  Financial Information



                                                                                        Page No.
                                                                                        --------
Item 1.  Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

         Condensed Consolidated Balance Sheets as of March 31, 2004 and
         December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         2

         Condensed Consolidated Statements of Operations for the Three
         Months ended March 31, 2004 and 2003. .. .. . . . .... .. . . . . .. . . . ..         3

         Condensed Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2004 and 2003 . . . . . . . . . . . . .. .. . . . . . .        4

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .        5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations . . . .. . . . . . . . . . . . .. . . . .. .  . . . . . . . .  .       13


Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk . . . .  . . .      25


Item 4.  Controls  and  Procedures  . . . . . . . . . . . .. . . . .. .  . . . . . . . .      25



                                 Part II.  Other Information

Note: Items 1 through 4 of Part II are omitted because they are not applicable.

Item  5.  Other Information . . . . . .  . . . . . . . . . . . . . . . . . . .. ... . .  . .  26

Item  6.  Exhibits  and  Reports  on  Form  8-K  . . . . . .  . . . .  . . . .  . . . .  . .  27


          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29


                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

               [The rest of this page is intentionally left blank]


                                                  EMERITUS CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (unaudited)
                                            (In thousands, except share data)
                                                         ASSETS
                                                                                              March 31,    December 31,
                                                                                                2004           2003
                                                                                             -----------  --------------
Current Assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,290   $       6,368
 Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,687           2,769
 Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,524           1,961
 Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . . . .       9,366           6,663
                                                                                             -----------  --------------
 Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,867          17,761
                                                                                             -----------  --------------
Long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,884           7,678
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     116,677         117,546
Property held for development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,254           1,254
Notes receivable from and investments in affiliates . . . . . . . . . . . . . . . . . . . .       1,835           2,409
Restricted deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,888           7,306
Lease acquisition costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,052          19,052
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,785           5,581
                                                                                             -----------  --------------
 Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  177,242   $     178,587
                                                                                             ===========  ==============

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
 Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,934   $       4,750
 Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,142           6,774
 Accrued employee compensation and benefits . . . . . . . . . . . . . . . . . . . . . . . .       6,300           5,885
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,555           1,888
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,254           2,702
 Accrued dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,798           8,228
 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,572           7,941
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,918           6,075
 Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,726           6,879
                                                                                             -----------  --------------
 Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      53,199          51,122
                                                                                             -----------  --------------
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . .     134,963         136,388
Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,000          32,000
Deferred gain on sale of communities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,055          37,389
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         205             263
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         433             519
                                                                                             -----------  --------------
 Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     258,855         257,681
                                                                                             -----------  --------------
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
    Series B, Authorized 70,000 shares; issued and outstanding 35,178 and 34,830 at
    March 31, 2004, and December 31, 2003, respectively . . . . . . . . . . . . . . . . . .           -               -
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
    10,548,903 and 10,297,449 shares at March 31, 2004, and December 31, 2003, respectively           1               1
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      72,716          71,703
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (154,330)       (150,798)
                                                                                             -----------  --------------
 Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (81,613)        (79,094)
                                                                                             -----------  --------------
 Total liabilities and shareholders' deficit. . . . . . . . . . . . . . . . . . . . . . . .  $  177,242   $     178,587
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




                               EMERITUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                               Three Months ended March 31,
                                              --------------------------------
                                                   2004             2003
                                              ---------------  ---------------
Revenues:
   Community revenue . . . . . . . . . . . .  $       63,538   $       43,087
   Other service fees. . . . . . . . . . . .           1,365              993
   Management fees . . . . . . . . . . . . .           1,633            3,097
                                              ---------------  ---------------
           Total operating revenues. . . . .          66,536           47,177
                                              ---------------  ---------------

 Expenses:
   Community operations. . . . . . . . . . .          42,456           28,646
   General and administrative. . . . . . . .           6,232            5,404
   Depreciation and amortization . . . . . .           2,063            1,846
   Facility lease expense. . . . . . . . . .          14,691            8,604
                                              ---------------  ---------------
           Total operating expenses. . . . .          65,442           44,500
                                              ---------------  ---------------
           Income from operations. . . . . .           1,094            2,677

 Other income (expense):
   Interest income . . . . . . . . . . . . .             153              156
   Interest expense. . . . . . . . . . . . .          (3,793)          (3,274)
   Other, net. . . . . . . . . . . . . . . .             (66)              48
                                              ---------------  ---------------
           Net other expense . . . . . . . .          (3,706)          (3,070)
                                              ---------------  ---------------

           Net loss. . . . . . . . . . . . .          (2,612)            (393)

 Preferred stock dividends . . . . . . . . .            (920)          (1,870)
                                              ---------------  ---------------
           Net loss to common shareholders .          (3,532)          (2,263)
                                              ===============  ===============

 Loss per common share:
     Basic and diluted . . . . . . . . . . .  $        (0.34)  $        (0.22)
                                              ===============  ===============
 Weighted average common shares outstanding:
     Basic and diluted . . . . . . . . . . .          10,310           10,247
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



                                              EMERITUS CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                 (In thousands)

                                                                                  Three Months Ended March 31,
                                                                                      2004            2003
                                                                                 --------------  --------------
Cash flows from operating activities:
          Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (2,612)  $        (393)
Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
    Minority interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              50
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .          2,063           1,846
    Amortization of deferred gain . . . . . . . . . . . . . . . . . . . . . . .           (714)            (99)
    Equity investment losses . . . . . . . . . . . . . . . . . . . . . . . . .             794               -
    Changes in operating assets and liabilities . . . . . . . . . . . . . . . .         (3,241)         (1,176)
                                                                                 --------------  --------------
          Net cash provided by (used in) operating activities . . . . . . . . .         (3,710)            228
                                                                                 --------------  --------------

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . .           (846)           (484)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . .            165               -
  Management and lease acquisition costs. . . . . . . . . . . . . . . . . . . .           (302)           (189)
  Advances to affiliates and other managed communities. . . . . . . . . . . . .             13             (43)
  Collection of notes receivable. . . . . . . . . . . . . . . . . . . . . . . .          2,657               -
  Investment in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .           (303)            (14)
  Distributions to minority partners. . . . . . . . . . . . . . . . . . . . . .              -            (299)
                                                                                 --------------  --------------
          Net cash provided by (used in) investing activities . . . . . . . . .          1,384          (1,029)
                                                                                 --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of stock under employee stock purchase and incentive plans            321              46
  Increase in restricted deposits . . . . . . . . . . . . . . . . . . . . . . .           (582)              -
  Debt issue and other financing costs. . . . . . . . . . . . . . . . . . . . .           (101)           (232)
  Repayment of long-term borrowings . . . . . . . . . . . . . . . . . . . . . .         (1,390)         (1,019)
                                                                                 --------------  --------------
          Net cash used in financing activities . . . . . . . . . . . . . . . .         (1,752)         (1,205)
                                                                                 --------------  --------------

          Net decrease in cash and cash equivalents . . . . . . . . . . . . . .         (4,078)         (2,006)

Cash and cash equivalents at the beginning of the period. . . . . . . . . . . .          6,368           6,960
                                                                                 --------------  --------------

Cash and cash equivalents at the end of the period. . . . . . . . . . . . . . .  $       2,290   $       4,954
                                                                                 ==============  ==============

Supplemental disclosure of cash flow information - cash paid during the period
    for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,127   $       3,691

Noncash investing and financing activities:
  Unrealized holding gains in investment securities . . . . . . . . . . . . . .  $           -   $         144
  Accrued and in-kind preferred stock dividends . . . . . . . . . . . . . . . .  $         920   $       1,870


 See accompanying Notes to Condensed Consolidated Financial Statements and Management's
             Discussion and Analysis of Financial Condition and Results of Operations


                              EMERITUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  USE  OF  ESTIMATES

The preparation of condensed consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

* For commercial general liability and professional liability insurance for 2004, Emeritus formed a wholly owned captive insurance company domiciled in the U.S. The insurance policy issued by the captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. Estimated losses covered by the policy and the self-insured retention are accrued based upon actuarial estimates of the aggregate liability for claims within the policy year. The captive is funded solely through contributions made by Emeritus, which is funded at set intervals based on expected timing of losses. To the extent the captive is required to pay claims in excess of Emeritus's contributions, Emeritus is required to fund any shortfalls on demand. To the extent that claims exceed the policy issued by the captive, Emeritus will be required to cover all losses above the captive limits set per occurrence and in aggregate. The captive is subject to regulatory agency control and reviews for compliance with statutes. Results from these reviews may change the timing or amount of subsequent funding. Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination.

* For health insurance, Emeritus self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

* Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York, and the compulsory State Funds States) through a high deductible, fully collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The collateral requirement is determined by annual expected losses for the policy year. The Company contracts with an independent third-party administrator to administer the program; and paid claim expenses are drawn from the collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses ("Estimated Total Costs") is accrued on a monthly basis. The difference between the Estimated Total Costs and the posted collateral is carried as an asset on the balance sheet. At policy expiration, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. Any premium adjustment for the differences between estimated and actual payroll will first be applied to the accrued asset and then, if needed, as an adjustment to workers' compensation expense at the time such adjustment is determined. The insurer also audits the claim total incurred amount at least annually and may adjust the applicable policy year collateral requirement. There is a reasonable expectation that the total incurred losses will be less than the posted collateral, resulting in a release of collateral back to the Company. The adjustment to the collateral will be applied first to the accrued asset and then, if needed, as an adjustment to the workers' compensation expense at the time such adjustment is determined. The Company insures occupational injuries and illness in New York through participation in a group pool insured

                              EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)


     through a guaranteed cost insurance policy, with the premium payable on a monthly basis. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims; and claim expenses are paid by the insurer. For work-related injuries in Texas, the Company insures through a qualified "Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan" and an insurance policy is in place to cover losses in excess of the deductible amount. The Company contracts with an independent third-party administrator to manage the claims. Claim expenses are paid as incurred and estimated losses within the deductible are accrued on a monthly basis.

* Emeritus accounts for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded, provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. The Company makes pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, "Accounting for Stock-Based Compensation". The fair value-based method requires the Company to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life. To the extent such things as actual volatility or life of the options is different from estimated, pro forma amounts expensed will be more or less than would have been disclosed otherwise.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS AND PROPOSED STATEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities". This Interpretation was revised in December 2003 and addresses consolidation by business enterprises of variable interest entities (VIE's). A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity's expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004 for variable interest entities that existed prior to February 1, 2003.

The Company has evaluated the impact of FIN No. 46 on all its current related-party management agreements, including those more fully discussed under the section denoted as "Emeritrust Transactions" as well as other management agreements and other arrangements with potential VIE's. The Company does not believe it has any VIE's that require consolidation.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The

                              EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004.

BASIS  OF  PRESENTATION

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of March 31, 2004, and for the three months ended March 31, 2004 and 2003. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2003 audited consolidated financial statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2003 Form 10-K filed March 30, 2004. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

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

Had compensation costs for the Company's stock option plan been determined pursuant to SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:


                                                               Three  Months  ended March  31,
                                                            ----------------------------------------
                                                                   2004                 2003
                                                            -------------------  -------------------
                                                             (In thousands, except per share data)
Net loss to common shareholders
As reported. . . . . . . . . . . . . . . . . . . . . . . .  $           (3,532)  $           (2,263)
Add:  Stock-based employee compensation expense
  included in reported net income (loss) . . . . . . . . .                   -                    -
Deduct:  Stock-based employee compensation
  determined under fair value based method for all awards.                (278)                (286)
                                                            -------------------  -------------------
Pro forma. . . . . . . . . . . . . . . . . . . . . . . . .  $           (3,810)  $           (2,549)
                                                            ===================  ===================

Net loss per common share:
As reported - Basic and diluted. . . . . . . . . . . . . .  $            (0.34)  $            (0.22)
                                                            ===================  ===================

Pro forma - Basic and diluted. . . . . . . . . . . . . . .  $            (0.37)  $            (0.25)
                                                            ===================  ===================

                              EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. No options were granted in the first quarter of 2004. The fair value of options granted and employee purchase plan shares in the three months ended March 31, 2003, were estimated at the date of grant using the following weighted average assumptions:

                                          Three Months
                                             Ended
                                           March 31,
                                              2003
                                         --------------
Expected life from vest date (in years)              4
Risk-free interest rate . . . . . . . .            2.5%
Volatility. . . . . . . . . . . . . . .           89.3%
Dividend yield. . . . . . . . . . . . .              -
Weighted average fair value (per share)  $        2.58

EMERITRUST  TRANSACTIONS

Since 1999, Emeritus has managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company, (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities. As of October 1, 2003, the 21 Emeritrust II Communities Managed were acquired via operating leases and the results are included in the Company's condensed consolidated financial statements.

Emeritrust  I  Communities  Management.  During  2003,  Emeritus  managed  the
Emeritrust I communities, which included 25 of the 46 communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required the Company to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $837,000 in the first quarter of 2003. This management agreement, as extended several times, was to have expired June 30, 2003, but was extended to January 2, 2004, although the Company was indemnified by the investor group against liability under its obligation to fund cash operating losses for the extension period. In January 2004, the management arrangement was informally extended through March 31, 2004, at the stated management fee and without any funding obligation. The options to purchase the communities expired at the end of 2003. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues. This amendment also terminated the opportunity for supplemental management fee revenues based upon operating performance and extended the term of the agreement to March 31, 2005, with a one-year extension available under certain circumstances. The Company also expects that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, the Company received management fees of approximately $640,000 in the first quarter of 2004.

                              EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

Emeritrust II Communities Management. Through September 30, 2003, Emeritus managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if the Company met certain cash flow standards. The management agreement for five of the communities also required the Company to fund cash operating losses of those communities. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $675,000 in the first quarter of 2003.

Emeritrust II Communities Lease. On September 30, 2003, Emeritus acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million, financed through a combination of lease and mortgage financing with an independent real estate investment trust in the aggregate amount of $121.5 million. A master operating lease covers the Emeritrust II communities and four other communities originally leased from the real estate investment trust in March 2002. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities and $4.2 million is attributable to the four previously leased communities), and periodic escalators. The real estate investment trust also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the real estate investment trust. As part of the purchase price, the Company also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of its common stock, of which warrants to purchase 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. Emeritus included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs that it will amortize over the life of the lease.

ACCRUED  DIVIDENDS  ON  PREFERRED  STOCK

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to the Series B preferred shareholders, which amounted to approximately $8.8 million at March 31, 2004, including all penalties for non-payment. Because the Company has not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in the Company's Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Series B preferred dividends are to be paid in cash and in additional shares of Series B preferred shares. As of March 31, 2004, an additional 5,178 Series B preferred shares had been issued as paid-in-kind dividends for all periods prior to the first quarter of 2004, of which 348 shares were issued in the first quarter of 2004. As of April 1, 2004, an additional 351 shares of Series B preferred stock were issued as paid-in-kind dividends for the first quarter of 2004.

ALTERRA  TRANSACTIONS

In December 2003, Emeritus invested $7.3 million, net of transaction costs, in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operated 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consists of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and the Company. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original investment of $49 million together with a 15% preferred return, and then are allocated to the three

                              EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the Company and the entity controlled by Mr. Baty.

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000, which are recorded on a quarter lag, are included under the caption "Other, net", which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, beginning February 1, 2004, the Company will account for Alterra on a cost basis under APB 18 "The Equity Method of Accounting for Investments in Common Stock" until Fortress's investment falls below a certain level and/or there is a change in structure such that the Company would have significant influence over the operations of Alterra. If and when such an event occurs, Emeritus will resume using the equity method of accounting for its investment in Alterra.

CPM-JEA  TRANSACTIONS

On April 1, 2004, the Company completed the first stage of its previously announced lease acquisition of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities, for an approximate $190.5 million investment, inclusive of transaction fees. The completed first stage involved 17 of the 24 senior housing and long-term care properties for a total investment of about $140.7 million, inclusive of transaction fees. Nine of the communities, all of which the Company managed in 2003, were owned by entities that Daniel R. Baty, the Company's Chairman and Chief Executive Officer, controls and in which he has financial interests ("Baty Entities"). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the "JEA Entities"). With respect to the communities formerly owned by the JEA Entities, the Company entered into a management agreement with JEA Senior Living ("JEA"), a partner in the JEA Entities, which is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. The Company also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Of the $140.7 million purchase price paid at closing, approximately $137.0 million was financed through a real estate investment trust through an operating lease agreement. The balance of the closing purchase price was paid $2.7 million in cash and $1.0 million by the execution and delivery by the Company of its promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. The communities are leased under two master leases, each with a 15-year term, with three 5-year renewal options. The initial lease rate is 9% with Consumer Price Index based inflators. The initial lease payment is expected to be approximately $1.0 million per month. Of the up to $49.8 million balance of the transaction, at least $37.2 million is expected to close during the second quarter of 2004, or shortly thereafter, subject to customary closing conditions.

LINE  OF  CREDIT

In March 2004, the Company secured a revolving line of credit with U.S. Bank in the amount of $3.0 million, pledging certain of the Company's assets as collateral and bearing interest at 1% above U.S. Bank's prime rate or LIBOR plus 3.5% for loans up to 3 months, at the Company's option. The current maturity date on the line of credit is June 30, 2004.

 LOSS  PER  SHARE

The capital structure of Emeritus includes convertible debentures, and redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net

                              EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

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

                                             Three Months
                                                 Ended
                                               March 31,
                                             2004    2003
                                             -----  ------
Convertible Debentures. . . . . . . . . . .  1,455   1,455
Options . . . . . . . . . . . . . . . . . .  1,884   2,030
Warrants - Senior Housing Partners I, L.P..    400       -
Warrants - Saratoga Partners. . . . . . . .  1,000   1,000
Series A Preferred (1). . . . . . . . . . .      -   1,374
Series B Preferred. . . . . . . . . . . . .  4,872   4,636
                                             -----  ------
                                             9,611  10,495
                                             =====  ======

(1)  Repurchased  in  July  and  August  2003.

OTHER  COMPREHENSIVE  LOSS

Other comprehensive loss includes the following transactions for the three-month periods ended March 31, 2004 and 2003, respectively (In thousands):


                                     Three Months ended March 31,
                                         2004            2003
                                    --------------  --------------
Net loss to common shareholders. .  $      (3,532)  $      (2,263)
Other comprehensive income:
     Unrealized holding gains
          on investment securities              -             144
                                    --------------  --------------
Comprehensive loss . . . . . . . .  $      (3,532)  $      (2,119)
                                    ==============  ==============

LIQUIDITY

The Company has incurred significant operating losses since its inception and has a working capital deficit of $35.3 million, although $11.4 million represents deferred revenue and unearned rental income, and $8.8 million of preferred dividends is due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 17 owned assisted living properties and 104 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial

                           EMERITUS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

condition if such debt or leases are cross-defaulted. At March 31, 2004, the Company complied with all such covenants, except for a portfolio of 23 leased buildings. The Company has obtained a waiver from the lessor and is considered to be in full compliance as of March 31, 2004.

Management believes that the Company will be able to sustain positive operating cash flow on an annual basis and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures through at least March 31, 2005.

              [The rest of this page is intentionally left blank]

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
OVERVIEW

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

From 1995 through 1999, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became significantly overbuilt, creating an environment characterized by sluggish or falling occupancy and market resistance to rate increases. As a result of these difficult operating circumstances, we limited further growth and in 2000 began an increasing focus first on raising our occupancy and later on operating efficiencies and cost controls as well as implementing a systematic rate enhancement program.

We believe that the health of the assisted living industry is currently improving and that there are developing opportunities to improve occupancy and adjust rates. It is apparent that the assisted living industry is experiencing increased regulation, increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions in the last two years and have converted communities we managed to communities we own or lease. Going forward, we will attempt to identify additional acquisition opportunities. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively, primarily through the lease of 24 communities formerly operated by Marriott and through other selected acquisitions. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2004, we expect to continue reviewing acquisition opportunities and seeking to take ownership or lease positions in communities that we manage. To this end, on April 1, 2004, we executed the first stage of the previously announced lease acquisition of up to 13 communities that we formerly managed, a second lease acquisition of nine memory loss facilities, and two other communities.

The  following  table  sets  forth  a  summary  of  our  property  interests:



                                           As  of  March 31,       As of December 31,       As of March 31,
                                                  2004                    2003                    2003
                                         ----------------------  ---------------------  ---------------------
                                         Buildings     Units     Buildings     Units     Buildings    Units
                                         ----------  ----------  ----------  ----------  ---------  ---------
Owned (1) . . . . . . . . . . . . . . .          19       1,813          19       1,813         17      1,687
Leased (1). . . . . . . . . . . . . . .         109       8,303         109       8,303         67      5,279
Managed/Admin Services. . . . . . . . .          45       4,454          46       4,589         94      8,577
Joint Venture/Partnership . . . . . . .           1         140           1         140          2        219
                                         ----------  ----------  ----------  ----------  ---------  ---------
     Operated Portfolio . . . . . . . .         174      14,710         175      14,845        180     15,762

     Percentage increase (decrease) (2)      (0.6%)      (0.9%)      (2.8%)      (5.8%)          -          -

--------
(1)  Included  in  our  consolidated  portfolio  of  communities.

(2) The percentage increase (decrease) indicates the change from the prior year, or, in the case of March 31, 2004 and 2003, from the end of the prior year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities. We rely primarily on our residents' ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. In this context, we must be sensitive to our residents' financial circumstances and remain aware that rates and occupancy are often interrelated.

In evaluating the rate component, we generally rely on the average monthly revenue per unit, computed by dividing the total revenue for a particular period by the average number of occupied units determined on a monthly basis for the same period. In evaluating the occupancy component, we generally rely on an average occupancy rate, computed by dividing the average units occupied, determined on a monthly basis, during a particular period by the average number of units available, determined on a monthly basis, during the period. We evaluate these and other operating components for our consolidated portfolio, which includes the communities we own and lease, and our operating portfolio, which also includes the communities we manage.

In our consolidated portfolio, our average monthly revenue per unit for the three months ended March 31, 2004, increased to $2,779 from $2,756 in 2003. This change represents an increase of $23, or 0.8%, for the three months ended March 31, 2004, compared to the comparable period of 2003. This limited increase is the result of repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets.

In our consolidated portfolio, our average occupancy rate increased to 78.4% for the three months ended March 31, 2004, from 77.1% for the three months ended March 31, 2003. We believe that this increase in occupancy rates, after several years in which rates have declined, reflect industry-wide factors, such as the declining supply of available units as well as our own actions and policies. We believe that our rate enhancement program has adversely affected occupancy growth in some markets in past years and that rate adjustments in selected markets referred to above has helped our occupancy rates during the last year. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of March 31, 2004, we had an accumulated deficit of approximately $154.3 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion that did not materialize, and occupancy rates that have declined and remained lower for longer periods than we anticipated.

SIGNIFICANT  FIRST  QUARTER  2004  TRANSACTIONS

In 2003 and continuing in 2004, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

EMERITRUST  TRANSACTIONS

Since 1999, we have managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to us, (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities. As of October 1, 2003, we acquired 21 Emeritrust II Communities that we had previously managed via operating leases and the results are included in our condensed consolidated financial statements.

Emeritrust I Communities Management. During 2003, we managed the Emeritrust I communities, which included 25 of the 46 Emeritrust communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required us to fund cash operating losses of the communities. In each of April and August 2003, the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, we received management fees (net of our funding obligations) of approximately $837,000 in the first quarter of 2003. This management agreement, as extended several times, was to have expired June 30, 2003, but was extended to January 2, 2004, although we were indemnified by the investor group against liability under our obligation to fund cash operating losses for the extension period. In January 2004, the management arrangement was informally extended through March 31, 2004, at the stated management fee and without any funding obligation. The options to purchase the communities expired at the end of 2003. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities that we managed to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues. This amendment also terminated the opportunity for supplemental management fee revenues based upon operating performance and extended the term of the agreement to March 31, 2005, with a one-year extension under certain circumstances. We also expect that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, we received management fees of approximately $640,000 in the first quarter of 2004.

Emeritrust II Communities Management. Through September 30, 2003, we managed the Emeritrust II communities, which included 21 of the 46 Emeritrust communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if we met certain cash flow standards. The management agreement for five of the communities also required us to fund cash operating losses of those communities. Under this arrangement, we received management fees (net of our funding obligations) of approximately $675,000 in the first quarter of 2003.

Emeritrust  II  Communities  Lease.  On  September  30, 2003, we acquired the 21
Emeritrust II communities that we had previously managed, for a purchase price of $118.6 million, which we financed through a combination of lease and mortgage financing with an independent real estate investment trust for approximately $121.5 million. A master operating lease covers the 21 Emeritrust II communities plus four other communities that we leased from the real estate investment trust in March 2002. The master operating lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities and $4.2 million is attributable to the four previously leased communities), with periodic escalators. The real estate investment trust also provided us $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the real estate investment trust. As part of the purchase price, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock, of which warrants to purchase 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights for the shares of common stock underlying the warrants. We included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs that we will amortize over the life of the lease.

ALTERRA  TRANSACTIONS

In December 2003, we invested $7.3 million, net of transaction costs, in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operated 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consists of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and us. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the entity controlled by Mr. Baty and us.

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we were required to use the equity method of accounting for our LLC membership interest and record a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000, which are recorded on a quarter lag, are included under the caption "Other, net", which represents our portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, beginning February 1, 2004, we will account for Alterra on a cost basis under APB 18 "The Equity Method of Accounting for Investments in Common Stock" until Fortress's investment falls below a certain level and/or there is a change in structure such that we would have significant influence over the operations of Alterra. If and when such an event occurs, we will resume using the equity method of accounting for our investment in Alterra.

CPM-JEA  TRANSACTIONS

On April 1, 2004, we completed the first stage of our previously announced lease acquisition of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities, for an approximate $190.5 million investment, inclusive of transaction fees. The completed first stage involved 17 of the 24 senior housing and long-term care properties for a total investment of about $140.7 million, inclusive of transaction fees. Nine of the communities, all of which we managed in 2003, were owned by entities that Daniel R. Baty, our Chairman and Chief Executive Officer, controls and in which he has financial interests ("Baty Entities"). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the "JEA Entities"). With respect to the communities formerly owned by the JEA Entities, we entered into a management agreement with JEA Senior Living ("JEA"), a partner in the JEA Entities, which is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. We also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Of the $140.7 million purchase price paid at closing, approximately $137.0 million was financed through a real estate investment trust through an operating lease agreement. The balance of the closing purchase price was paid $2.7 million in cash and $1.0 million by the execution and delivery by us of our promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. The communities are leased under two master leases, each with a 15-year term, with three 5-year renewal options. The initial lease rate is 9% with Consumer Price Index based inflators. The initial lease payment is expected to be approximately $1.0 million per month. Of the up to $49.8 million balance of the transaction, at least $37.2 million is expected to close during the second quarter of 2004, or shortly thereafter, subject to customary closing conditions.


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

* For commercial general liability and professional liability insurance for 2004, we formed a wholly owned captive insurance company domiciled in the U.S. The insurance policy issued by our captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. Estimated losses covered by the policy and the self-insured retention are accrued based upon actuarial estimates of the aggregate liability for claims within the policy year. The captive is funded solely through contributions made by us, which is funded at set intervals based on expected timing of losses. To the extent the captive is required to pay claims in excess of our contributions, we are required to fund any shortfalls on demand. To the extent that claims exceed the policy issued by the captive, we will be required to cover all losses above the captive limits set per occurrence and in aggregate. The captive is subject to regulatory agency control and reviews for compliance with statutes. Results from these reviews may change the timing or amount of subsequent funding. Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination.

* For health insurance, we self-insure up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

* Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York, and the compulsory State Funds States) through a high deductible, fully collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The collateral requirement is determined by annual expected losses for the policy year. We contract with an independent third-party administrator to administer the program; and paid claim expenses are drawn from the collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses ("Estimated Total Costs") is accrued on a monthly basis. The difference between the Estimated Total Costs and the posted collateral is carried as an asset on the balance sheet. At policy expiration, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. Any premium adjustment for the differences between estimated and actual payroll will first be applied to the accrued asset and then, if needed, as an adjustment to workers' compensation expense at the time such adjustment is determined. The insurer also audits the claim total incurred amount at least annually and may adjust the applicable policy year collateral requirement. There is a reasonable expectation that the total incurred losses will be less than the posted collateral, resulting in a release of collateral back to us. The adjustment to the collateral will be applied first to the accrued asset and then, if needed, as an adjustment to the workers' compensation expense at the time such adjustment is determined. We insure occupational injuries and illness in New York

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

     through participation in a group pool insured through a guaranteed cost insurance policy, with the premium payable on a monthly basis. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims; and claim expenses are paid by the insurer. For work-related injuries in Texas, we insure through a qualified "Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan" and an insurance policy is In place to cover losses in excess of the deductible amount. We contract with an independent third-party administrator to manage the claims. Claim expenses are paid as incurred and estimated losses within the deductible are accrued on a monthly basis.

* We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded, provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, "Accounting for Stock-Based Compensation". The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life. To the extent such things as actual volatility or life of the options is different from estimated, pro forma amounts expensed will be more or less than would have been disclosed otherwise.

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


                                                               Period to Period
                                                                 Percentage
                                                                  Increase
                                      Percentage of Revenues     (Decrease)
                                     ------------------------    Three Months
                                        Three Months ended         ended
                                             March 31,            March 31,
                                     -------------------------  --------------
                                         2004          2003       2004-2003
                                     ------------  ------------ --------------
Revenues: . . . . . . . . . . . . .        100.0%        100.0%         41.0%
Expenses:
     Community operations . . . . .         63.8          60.7          48.2
     General and administrative . .          9.4          11.5          15.3
     Depreciation and amortization.          3.1           3.9          11.8
     Facility lease expense . . . .         22.0          18.2          70.7
                                     ------------  ------------  ------------
         Total operating expenses .         98.3          94.3          47.1
                                     ------------  ------------  ------------
Income from operations. . . . . . .          1.7           5.7         (59.1)
Other income (expense)
     Interest income. . . . . . . .          0.2           0.3          (1.9)
     Interest expense . . . . . . .         (5.7)         (6.9)         15.9
     Other, net . . . . . . . . . .         (0.1)          0.1        (237.5)
                                     ------------  ------------  ------------
          Net other expense . . . .         (5.6)         (6.5)         20.7
                                     ------------  ------------  ------------
          Net loss. . . . . . . . .        (3.9%)        (0.8%)        560.0%
                                     ============  ============  ============

               [The rest of this page is intentionally left blank]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Comparison  of  the  three  months  ended  March  31,  2004  and  2003
----------------------------------------------------------------------

Total Operating Revenues: Total operating revenues for the three months ended March 31, 2004, increased by $19.4 million to $66.5 million from $47.2 million for the comparable period in 2003, or 41.0%.

Community revenue increased by approximately $20.5 million in the three months ended March 31, 2004, compared to the three months ended March 31, 2003. This increase was primarily due to additional revenue related to acquisitions of 42 communities between March 31, 2003, and March 31, 2004, of which eight occurred in the second quarter of 2003 and 36 occurred in the fourth quarter. Of the 42 communities, we had formerly managed 36. These acquired communities, which represent revenue of approximately $19.5 million, were included in our consolidated portfolio in the first quarter of 2004, but were not included in the comparable quarter of 2003. The remaining increase in revenue is attributed to the net effect of an increase in average monthly revenue per unit and an increase in the occupancy rate. Average monthly revenue per unit was $2,779 for the first quarter of 2004 compared to $2,756 for the comparable quarter of 2003, an increase of approximately $23, or 0.8%. This relatively small increase reflected effects of our rate enhancement program during 2003, partially offset by marketing incentives; e.g., rate discounting and reduction of move-in fees, implemented in the first quarter of 2004 to encourage increases in occupancy. The occupancy rate for the three months ended March 31, 2004, increased 1.3 percentage points to 78.4% from 77.1% primarily from our marketing emphasis in the first quarter of 2004.

Management fee income decreased by approximately $1.5 million to $1.6 million from $3.1 million for the three months ended March 31, 2004 and 2003, respectively. This decrease was primarily due to termination of 13 Regent managed communities in July and August of 2003, and the acquisition of 29 communities that were previously managed but are now leased. Regent related management fee income recognized for the three months ended March 31, 2004, was approximately $24,000 compared to $352,000 for the three months ended March 31, 2003. Management fees related to the previously managed buildings for the three months ended March 31, 2003, were approximately $870,000. The remaining decrease in management fee income for the first quarter of 2004, was related to the change in the Emeritrust I communities (change in the management agreement and a decrease of three buildings compared to March 31, 2003, as discussed above in "Emeritrust I Communities Management").

Community Operations: Community operating expenses for the three months ended March 31, 2004, increased by $13.8 million to $42.5 million from $28.6 million in the first quarter of 2003, or 48.2%. The change was primarily due to the acquisition of 42 communities referred to above. These acquired communities, which account for approximately $12.7 million of expense, were not included in our consolidated portfolio in the first quarter of 2003, but are included in the comparable quarter of 2004. The remaining increases were primarily attributable to increases in personnel costs, property taxes, and utilities. Community operating expenses as a percentage of total operating revenue increased to 63.8% in the first quarter of 2004 from 60.7% in the first quarter of 2003, primarily attributable to higher expense levels of new acquisitions and startup costs associated with opening memory loss units.

General and Administrative: General and administrative (G&A) expenses for the three months ended March 31, 2004, increased $828,000 to $6.2 million from $5.4 million for the comparable period in 2003, or 15.3%. As a percentage of total operating revenues, G&A expenses decreased to 9.4% for the three months ended March 31, 2004, compared to 11.5% for the three months ended March 31, 2003, primarily as a result of increased revenue arising from the acquisition of 42 communities referred to above. G&A expenses increased primarily due to increases in the number of employees to accommodate new acquisitions and normal increases in employee salaries. Additionally, an expansion of program offerings has led to additional employees. Since approximately 25% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 6.6% from 5.5% for the three months ended March 31, 2004 and 2003, respectively, primarily as a result of the increased personnel costs described above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 2004, was $2.1 million compared to $1.8 million for the comparable period in 2003, reflecting the purchase acquisition of five communities in the fourth quarter of 2003. In 2004, depreciation and amortization represents 3.1% of total operating revenues, compared to 3.9% for the comparable period in 2003. This decrease as a percentage of revenue reflects the increased revenue arising from the 2003 acquisition of 42 additional communities, most of which were leased.

Facility Lease Expense: Facility lease expense for the three months ended March 31, 2004, was $14.7 million compared to $8.6 million for the comparable period of 2003, representing an increase of $6.1 million, or 70.7%. This increase was primarily due to the lease acquisition of 37 communities in 2003. We leased 109 communities as of March 31, 2004, compared to 67 leased communities as of March 31, 2003. The additional facility lease expense related to the acquired communities is approximately $4.8 million. The remaining increase was due to a three-community sale-leaseback in the second quarter of 2003 and the re-lease of four communities in the third quarter of 2003. Facility lease expense as a percentage of revenues was 22.0% for the three months ended March 31, 2004, and 18.2% for the three months ended March 31, 2003.

Interest Income: Interest income for the three months ended March 31, 2004, was $153,000 versus $156,000 for the comparable period of 2003. This decrease was primarily attributable to lower returns on certain restricted deposits.

Interest Expense: Interest expense for the three months ended March 31, 2004, was $3.8 million compared to $3.3 million for the comparable period of 2003. This increase of $519,000, or 15.9%, was primarily attributable to the additional secured mortgage financing related to the five community mortgage assumption acquisition in December 2003, partially offset by a sale-leaseback transaction in the second quarter of 2003. As a percentage of total operating revenues, interest expense decreased to 5.7% from 6.9% for the three months ended March 31, 2004 and 2003, respectively.

Other, net: Other, net expense for the three months ended March 31, 2004, was approximately $66,000 compared to $48,000 income for the comparable period in 2003. The $66,000 for the current year quarter is primarily the result of our portion of Alterra's net loss for December 2003 and January 2004 (discussed above under "Alterra Transactions") totaling $794,000, partially offset by amortization of deferred gains related to Emeritrust I of approximately $278,000 and deferred gains related to the refinance of seven buildings related to the Series A Preferred Stock repurchase in the second quarter of 2003 of approximately $303,000, and other smaller miscellaneous items. The $48,000 income for the first quarter 2003 is comprised primarily of amortization of deferred gains related to the sale-leaseback of three communities of approximately $87,000 offset by smaller miscellaneous items.

Preferred dividends: For the three months ended March 31, 2004 and 2003, preferred dividends totaled approximately $920,000 and $1.9 million, respectively. The primary reason for the $950,000 decrease is the repurchase of the Series A preferred shares in July and August 2003. Because we have not paid the Series B preferred dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.


               [The rest of this page is intentionally left blank]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

We operated 84 communities on a comparable basis during both the three months ended March 31, 2004 and 2003. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended March 31, 2004 and 2003.

                                                          Three Months ended March 31,
                                                                (In thousands)
                                             --------------------------------------------------
                                                                          Dollar     % Change
                                                 2004          2003       Change   Fav / (Unfav)
                                             ------------  ------------  --------  -------------
Revenue . . . . . . . . . . . . . . . . . .  $    45,132   $    44,057   $ 1,075            2.4%
Community operating expenses. . . . . . . .      (29,212)      (28,650)     (562)          (2.0)
                                             ------------  ------------  --------  -------------
    Community operating income. . . . . . .       15,920        15,407       513            3.3
Depreciation & amortization . . . . . . . .       (1,448)       (1,613)      165           10.2
Facility lease expense. . . . . . . . . . .       (9,661)       (8,595)   (1,066)         (12.4)
                                             ------------  ------------  --------  -------------
    Operating income. . . . . . . . . . . .        4,811         5,199      (388)          (7.5)
Interest expense, net . . . . . . . . . . .       (2,212)       (2,591)      379           14.6
                                             ------------  ------------  --------  -------------
    Operating income after interest expense  $     2,599   $     2,608   $    (9)         (0.3%)
                                             ============  ============  ========  =============


These 84 communities represented $45.1 million or 67.8% of our total revenue of $66.5 million for the first quarter of 2004. Same community revenues increased by $1.1 million or 2.4% for the quarter ended March 31, 2004, from the comparable period in 2003, primarily due to the effect of move-in fee revenue recognition; i.e., the recognition of previously deferred move-in fees was greater .in the current quarter due to a higher level of move-in fees that were charged over the past year Average revenue per occupied unit increased by $77 per month or 2.8% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Average occupancy remained relatively unchanged at approximately 77.7% in the first quarter of 2004 and 77.4% in the first quarter of 2003.

Community operating expenses increased approximately $562,000 primarily due to an increase in personnel expenses related to program expansion and other employee costs of $554,000. Occupancy expenses, which consist of facility lease expense, depreciation and amortization, and interest expense, increased by approximately $522,000 as a result of a change in the composition of "Same Communities" to reflect more leased buildings compared to owned buildings. The change in composition was attributable to previously acquired communities that we have operated for more than a year combined with the change from owned to leased communities in connection with sale-leaseback transactions from the second quarter of 2003. The net effect of this change was an increase in facility lease expense of $865,000, partially offset by decreases in interest expense of $322,000, and depreciation and amortization expense of $194,000. The balance of the increase in occupancy expenses was due to rental increases based on community performance under certain of our leases. For the quarters ended March 31, 2004 and 2003, operating income after interest expense remained relatively unchanged at approximately $2.6 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the three months ended March 31, 2004, net cash used in operating activities was $3.7 million compared to $228,000 net cash used in operating activities for the comparable period in the prior year. The primary components of operating cash used in operating activities were the net loss of $2.6 million, the net increase in other operating assets and liabilities of $2.4 million, and amortization of deferred gain of $714,000, partially offset by depreciation and amortization of $2.1 million. The primary components of operating cash used in operating activities for the three months ended March 31, 2003, was the depreciation and amortization of $1.8 million, partially offset by the net loss of $393,000 and the net increase in other operating assets and liabilities of $1.2 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

Net cash used in investing activities amounted to $1.4 million for the three months ended March 31, 2004, and was comprised primarily of proceeds from the repayment of a note receivable from a Baty entity of $2.7 million and proceeds from the sale of property and equipment of approximately $165,000, partially offset by purchases of approximately $846,000 of various property and equipment, an increase in management and lease acquisition costs of $302,000, and investment in affiliates of $303,000. Net cash used in investing activities amounted to $1.0 million for the three months ended March 31, 2003, and was comprised primarily of purchases of approximately $484,000 of various property and equipment, distributions to minority partners of $299,000, and an increase in management and lease acquisition costs of approximately $189,000.

For the three months ended March 31, 2004, net cash used in financing activities was $1.8 million, primarily from the current portion of long-term debt repayments of $1.1 million, an increase in restricted deposits of $582,000, long-term debt repayments of $305,000, and an increase of approximately $101,000 in debt issuance and other financing costs, partially offset by the proceeds from the sale of common stock under the employee stock purchase and incentive plans of approximately $321,000. For the three months ended March 31, 2003, net cash used in financing activities was $1.2 million, primarily from the current portion of long-term debt repayments of $960,000 and an increase of approximately $232,000 in debt issuance and other financing costs.

We have incurred significant operating losses since our inception and have a working capital deficit of $35.3 million, although $11.4 million represents deferred revenue and unearned rental income, and $8.8 million of preferred cash dividends is only due if declared by our board of directors. At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2002 and continuing in the first quarter of 2003, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 17 owned assisted living properties and 104 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At March 31, 2004, we complied with all such covenants, except for a portfolio of 23 leased buildings. We have obtained a waiver from the lessor and are considered to be in full compliance as of March 31, 2004.

Management believes that we will be able to sustain positive operating cash flow on an annual basis and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures through at least March 31, 2005.

The following table summarizes our contractual obligations at March 31, 2004 (In thousands):



                                                                         Payments Due by Period
                                            ----------------------------------------------------------------------------------
                                                                Less than 1                                        More Than
          Contractual Obligations                Total             year         1 - 3 years      4 - 5 years        5 years
------------------------------------------  ---------------  ---------------  ---------------  ---------------  ---------------
 Long-Term Debt, including current portion  $       139,897  $         4,934  $        73,608  $        60,749  $           606
 Operating Leases. . . . . . . . . . . . .  $       590,888  $        56,339  $       112,873  $       107,276  $       314,400
 Convertible Debentures. . . . . . . . . .  $        32,000  $             -  $        32,000  $             -  $             -

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONTINUED

IMPACT  OF  INFLATION

To date, inflation has not had a significant impact on us. However, inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for a resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

FORWARD-LOOKING  STATEMENTS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with rate enhancement programs without adversely affecting occupancy levels; increases in interest rates that would increase costs as a result of variable rate debt; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and our continued management of the Emeritrust I communities since our management agreements for those communities could be terminated on short-term notice. While we believe that the arrangements with our Emeritrust I communities will continue, we cannot guarantee that they will and thus, we could lose the management fee revenue from these communities. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission
(SEC), including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

               [The rest of this page is intentionally left blank]

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At March 31, 2004, our variable rate borrowings totaled approximately $64.6 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of March 31, 2004, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $462,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of March 31, 2004, and does not consider changes in the actual level of borrowings that may occur subsequent to March 31, 2004. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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



               [The rest of this page is intentionally left blank]

                           PART II. OTHER INFORMATION


ITEMS  1  THROUGH  4  ARE  NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION.

On  April  20,  2004,  we  appointed two new directors to serve on the Company's
Board  of  Directors,  Bruce  L.  Busby  and  T.  Michael  Young.

Bruce L. Busby served as Chairman and Chief Executive Officer of The Hillhaven Corporation, a Tacoma, Washington based skilled nursing company that merged with Vencor, Inc. in 1995. Hillhaven operated 360 facilities throughout the US. Before joining Hillhaven, Mr. Busby served National Medical Enterprises, Inc. as Chief Executive Officer and President of the Venture Development Group from April 1988 to March 1991, Chairman and Chief Executive Officer of the Long Term Care Group from August 1986 to March 1988, and President of the Retail Services Group from June 1986 to November 1987.

T. Michael Young is President and Chief Executive Officer of Metal Supermarkets International, a privately held concern with operations in North America, Europe, and the Middle East. Previously, Young, who is a CPA, was Chairman, President and Chief Executive Officer of Hi-Lo Automotive, Inc., a public retailer and wholesale distributor of auto parts and supplies. Young also was a partner at Arthur Andersen from 1976 to 1980.

Both Busby and Young qualify as independent directors under new SEC and AMEX rules for audit committees and will serve on our Audit Committee along with an existing qualifying director.

               [The rest of this page is intentionally left blank]

Item  6     Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits


  Number                                             Description                                                     Footnote
---------  -------------------------------------------------------------------------------------------------------  ---------
10.52      Emeritrust communities
   10.52.15   Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus
              Management LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus
              Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective April 1, 2004.. . . . . . . .   (1)
10.79      Loyalton of Folsom, California, The Lakes, Florida, Canterbury Woods, Massachusetts, Beckett Meadows,
           Texas, Creekside, Texas, Oak Hollow, Texas, Pinehurst, Texas, Stonebridge, Texas, Desert Springs, Texas,
           Austin Gardens, California, Kingsley Place Shreveport, Louisiana, Silverleaf Manor, Mississippi,
           Pine Meadow, Mississippi, Pines of Goldsboro, North Carolina, Loyalton of Rockford, Illinois,
           and Charleston Gardens, West Virginia. The following agreements are representative of those executed in connection with these properties:
  10.79.1    Purchase and Sale Agreement ("Agreement") by and between Lodi Care Group LLC, Aurora Bay/Columbus,
             L.L.C., Aurora Bay/Hattiesburg, L.L.C., Spring Creek Group, Ltd., Bedford Care Group, Ltd.,
             Tyler Group, Ltd., White Rock Care Group, Ltd., El Paso Care Group, Ltd., and Lubbock Group, Ltd.,
             (each of the foregoing individually, a "Seller" and collectively, "Sellers") and Emeritus Corporation,
             "Purchaser") and Aurora Bay Investments, LLC, ("ABI"),  and JCI, LLC, ("JCI" and together with ABI,
             the "Guarantors") dated March, 30, 2004 (the "Execution Date").. . . . . . . . . . . . . . . . . . . . .    (4)
  10.79.2    Purchase and Sale Agreement ("Agreement") by and among (i) THE LAKES ASSISTED LIVING, LLC,
             SACRAMENTO COUNTY ASSISTED LLC, ROCKFORD RETIREMENT RESIDENCE, LLC, HB-ESC I,
             LLC, CANTERBURY WOODS ASSISTED LIVING, LLC, AUTUMN RIDGE HERCULANEUM, L.L.C.,
             MERIDIAN ASSISTED, L.L.C., GOLDSBORO ASSISTED, L.L.C., CAPE MAY ASSISTED LIVING, LLC,
             TRAVIS COUNTY ASSISTED LIVING LP, RICHLAND ASSISTED, L.L.C., SILVER LAKE ASSISTED
             LIVING LLC, CHARLESTON ASSISTED LIVING, LLC,  and JOLIET ASSISTED L.L.C., (each of the foregoing individually, a "Seller" and collectively, the "Sellers") and (ii) EMERITUS CORPORATION,
             ("Purchaser") dated March, 31, 2004 (the "Execution Date").. . . . . . . . . . . . . . . . . . . . . . .    (4)
  10.79.3    Master Lease agreement between NHP SENIOR HOUSING, INC., ("Landlord"), and EMERITUS
             CORPORATION, ("Tenant"), dated March 31, 2004 to be effective as of April 1, 2004
             (the "Effective Date"). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4)
  10.79.4    Master Lease among the Entities Listed on Schedule 1A (collectively, "Landlord"), and the Entities Listed on Schedule 1B (collectively, "Tenant"), for the respective real properties and improvements thereon
             (each a "Facility" and collectively, the "Facilities"), dated March 31, 2004, to be effective as of
             April 1, 2004 (the "Effective Date").. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4)
  10.79.5    NOMINATION AGREEMENT ("Agreement") made as of March 31, 2004, by and between
             NATIONWIDE HEALTH PROPERTIES, INC., ("NHP"), and EMERITUS CORPORATION,  ("Emeritus").. . . . . . . . . .    (4)
  10.79.6    NOMINATION AGREEMENT ("Agreement") made as of March 31, 2004, by and between
             NATIONWIDE HEALTH PROPERTIES, INC., ("NHP"), and EMERITUS CORPORATION, ("Emeritus"). . . . . . . . . . .    (4)
10.80        Credit Agreement
  10.80.1    Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.. . . . .  (1)
  10.80.2    Exhibit A to Credit Agreement; Revolving Note. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)
  10.80.3    Exhibit B to Credit Agreement; Pledge Agreement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1)
31.1       Certification of Periodic Reports
   31.1.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002 for Daniel R. Baty dated May 13, 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1)
   31.1.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002 for Raymond R. Brandstrom dated May 13, 2004.. . . . . . . . . . . . . . . . . . . . . . . .    (1)
32.1      Certification of Periodic Reports
   32.1.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002 for Daniel R. Baty dated May 13, 2004.. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1)
   32.1.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002 for Raymond R. Brandstrom dated May 13, 2004.. . . . . . . . . . . . . . . . . . . . . . . .    (1)
 99.1      Press Releases
   99.1.1    Press Release dated January 5, 2004, announcing the acquisition of Five Communities. . . . . . . . . . . .  (2)
   99.1.2    Press Release dated January 12, 2004, announcing the acquisition of Seven Communities. . . . . . . . . . .  (2)
   99.1.3    Press Release dated March 25, 2004, reports on fourth quarter and year 2003 results. . . . . . . . . . . .  (3)
   99.1.4    Press Release dated March 29, 2004, reporting intent to acquire nine memory loss facilities. . . . . . . .  (4)
   99.1.5    Press Release dated March 29, 2004, reporting intent to acquire managed facilities.. . . . . . . . . . . .  (4)
   99.1.6    Press Release dated April 23, 2004, announcing appointment of new directors. . . . . . . . . . . . . . . .  (1)
   99.1.7    Press Release dated May 12, 2004, reports on first quarter 2004 results. . . . . . . . . . . . . . . . . .  (5)

--------------------------
(1)  Filed  herewith.
(2) Filed as an exhibit to a Form 8-K filed on January 14, 2004, and incorporated herein by reference.
(3) Filed as an exhibit to a Form 10-K filed on March 30, 2004, and incorporated herein by reference.
(4) Filed as an exhibit to a Form 8-K filed on April 12, 2004, and incorporated herein by reference.
(5) Filed as an exhibit to a Form 8-K filed on May 13, 2004, and incorporated herein by reference.

(b)  Reports  on  Form  8-K.

1. A report on Form 8-K dated December 31, 2003, was filed on January 14, 2004, announcing the acquisition of five communities.

2. A report on Form 8-K dated December 31, 2003, was filed on January 14, 2004, announcing a lease acquisition of seven communities from Mr. Baty.

3. A report on Form 8-K dated March 5, 2004, was filed on March 5, 2004, reporting on the fourth quarter and December 31, 2003, year end results.

4. A report on Form 8-K/A dated December 31, 2003, was filed on March 15, 2004, related to the acquisition of eight communities from Mr. Baty. This filing includes item 7.

5. A report on Form 8-K dated April 1, 2004, was filed on April 12, 2004, announcing the first part of a 24 community lease acquisition.

6. A report on Form 8-K dated May 12, 2004, was filed on May 13, 2004, reporting on the first quarter 2004 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May  13,  2004

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