Form 10-Q
period 2004-06-30
EMERITUS CORP\WA\
filed 2004-08-13
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2004.

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

As of July 31, 2004, there were 10,763,875 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information
Item 1. Financial Statements

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	June 30,	December 31,
	2004	2003

Current Assets:
Cash and cash equivalents	$4,891	$6,368
Short-term investments	1,247	987
Trade accounts receivable, net	2,862	2,769
Other receivables	2,436	1,961
Prepaid expenses and other current assets	11,048	6,663

Total current assets	22,484	18,748
Long-term investments	6,884	7,678
Property and equipment, net	116,322	117,546
Property held for development	1,254	1,254
Notes receivable from and investments in affiliates	1,822	2,409
Restricted deposits	8,278	7,306
Lease acquisition costs, net	24,434	19,052
Other assets, net	6,608	5,581

Total assets	$188,086	$179,574

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Short-term debt	$3,000	$–
Current portion of long-term debt	5,380	4,750
Trade accounts payable	4,783	6,774
Accrued employee compensation and benefits	7,879	5,885
Accrued interest	2,199	1,888
Accrued real estate taxes	3,420	2,702
Accrued dividends on preferred stock	9,372	8,228
Other accrued expenses	7,895	7,941
Deferred revenue	6,094	6,075
Other current liabilities	11,703	6,879

Total current liabilities	61,725	51,122
Long-term debt, less current portion	136,343	136,388
Convertible debentures	32,000	32,000
Deferred gain on sale of communities	36,340	37,389
Deferred rent	186	263
Other long-term liabilities	1,985	1,506

Total liabilities	268,579	258,668

Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding 35,529 and 34,830 shares at
June 30, 2004, and December 31, 2003, respectively	–	–
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
10,762,375 and 10,297,449 shares at June 30, 2004, and December 31, 2003, respectively	1	1
Additional paid-in capital	74,779	71,703
Accumulated deficit	(155,273)	(150,798)

Total shareholders' deficit	(80,493)	(79,094)

Total liabilities and shareholders' deficit	$188,086	$179,574

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)
			1
			1
			1
	Three Months ended June 30,		1	Six Months ended June 30,

	2004	2003	1	2004	2003

Revenues:
Community revenue	$75,880	$45,160		$139,418	$88,246
Other service fees	1,641	1,041		3,006	2,035
Management fees	1,196	3,197		2,829	6,294

Total operating revenues	78,717	49,398		145,253	96,575

Expenses:
Community operations	48,770	29,785		91,225	58,430
General and administrative	6,546	5,811		12,778	11,215
Depreciation and amortization	2,328	1,840		4,391	3,687
Facility lease expense	17,674	9,325		32,366	17,929

Total operating expenses	75,318	46,761		140,760	91,261

Income from operations	3,399	2,637		4,493	5,314

Other income (expense):
Interest income	134	173		287	328
Interest expense	(4,211)	(3,229)		(8,004)	(6,502)
Other, net	665	1,392		599	1,440

Net other expense	(3,412)	(1,664)		(7,118)	(4,734)

Net income (loss)	(13)	973		(2,625)	580

Preferred stock dividends	(930)	(1,905)		(1,850)	(3,776)

Net loss to common shareholders	$(943)	$(932)		$(4,475)	$(3,196)

Loss per common share:
Basic and diluted	$(0.09)	$(0.09)		$(0.43)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	10,610	10,249		10,460	10,248

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)
	Six Months Ended June 30,

	2004		2003

Cash flows from operating activities:
Net income (loss)	$(2,625)		$580
Adjustment to reconcile net income (loss) to
net cash provided by operating activities:
Minority interests	-		101
Depreciation and amortization	4,391		3,687
Amortization of deferred gain	(1,349)		(185)
Gain on sale of investment securities	-		(1,437)
Equity investment losses	794		-
Changes in operating assets and liabilities	742		(867)

Net cash provided by operating activities	1,953		1,879

Cash flows from investing activities:
Acquisition of property and equipment	(1,775)		(1,174)
Acquisition of assets and liabilities in lease transactions	(1,099)		-
Proceeds from sale of property and equipment	226		-
Proceeds from sale of investment securities	-		2,949
Management and lease acquisition costs	(5,340)		(625)
Advances to affiliates and other managed communities	(1,215)		(5)
Collection of notes receivable	2,657		-
Investment in affiliates	(285)		(127)
Distributions to minority partners	-		(250)

Net cash provided by (used in) investing activities	(6,831)		768

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase and incentive plans	1,179		43
Increase in restricted deposits	(972)		(22)
Debt issue and other financing costs	34		(169)
Proceeds from short-term borrowing on bank line of credit	3,000		-
Proceeds from long-term borrowings	2,609		600
Repayment of long-term borrowings	(2,449)		(1,426)

Net cash provided by (used in) financing activities	3,401		(974)

Net increase (decrease) in cash and cash equivalents	(1,477)		1,673

Cash and cash equivalents at the beginning of the period	6,368		7,301

Cash and cash equivalents at the end of the period	$4,891		$8,974

		1
Supplemental disclosure of cash flow information - cash paid during the period		1
for interest	$7,693	1	$6,397
		1
Noncash investing and financing activities:		1
Unrealized holding gains in investment securities	$-	1	$(1,247)
Accrued and in-kind preferred stock dividends	$1,850	1	$3,776
Common stock warrants revaluation	$1,191		–

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

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of our other significant accounting policies and use of estimates is contained in the 2003 Form 10-K filed March 30, 2004. The following critical accounting policies and estimates have not changed but have been updated for new events and information and a new disclosure has been added on impairment of long-lived assets.

•    For commercial general liability and professional liability insurance for 2004, Emeritus formed a wholly owned captive insurance company domiciled in the U.S. The insurance policy issued by the captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. Estimated losses covered by the policy and the self-insured retention are accrued based upon actuarial estimates of the aggregate liability for claims within the policy year. Captive expenses are also included in the accrual. Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination. The captive was capitalized and the premium structure established pursuant to regulatory requirements. Emeritus pays premiums based in part on a fixed schedule and in part as losses are actually paid. The captive is subject to regulatory agency oversight and is reviewed for compliance with applicable law. Results from these reviews may change the timing or amount of subsequent funding.

•   Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York, and the compulsory State Funds States) through a high deductible, fully collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The posted collateral is greater than expected annual losses. The Company contracts with an independent third-party administrator to administer the program; and paid claim expenses are drawn from the collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis. The difference between the posted collateral and estimated actual losses is carried as an asset on the balance sheet. At policy expiration, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. Any premium adjustment for the differences between estimated and actual payroll will first be applied to the accrued asset and then, if needed, as an adjustment to workers' compensation expense at the time such adjustment is determined. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. There is a reasonable expectation that the total incurred losses will be less than the posted collateral, resulting in a release of collateral back to the Company. The adjustment to the collateral will be applied first to the accrued asset and then, if needed, as an adjustment to the workers' compensation expense at the time such adjustment is determined. The Company insures occupational injuries and illness in New York through participation in a group pool insured through a guaranteed cost insurance policy, with the premium payable on a monthly basis. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims; and claim expenses are paid by the insurer. For work-related injuries in Texas, the Company insures through a qualified “Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

      Plan” and an insurance policy is in place to cover losses in excess of the deductible amount. The Company contracts with an independent third-party administrator to manage the claims. Claim expenses are paid as incurred and estimated losses within the deductible are accrued on a monthly basis.

•    Emeritus accounts for impairment of long-lived assets, which include property and equipment, investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed annually or whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of the Company's relationships with its partners and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Recent Accounting Pronouncements and Proposed Statements

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003 (FIN No. 46R) and addresses consolidation by business enterprises of variable interest entities (VIE's). A VIE is subject to the consolidation provisions of FIN No. 46R if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004 for variable interest entities that existed prior to February 1, 2003.

The Company has evaluated the impact of FIN No. 46R on all its current related-party management agreements, including those more fully discussed under the section denoted as “Emeritrust Transactions” as well as other management agreements and other arrangements with potential VIE's. The Company does not believe it has any VIE's that require consolidation.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95 that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of June 30, 2004, and for the three months and six months ended June 30, 2004 and 2003. The results of operations for the period ended June 30, 2004, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2003 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2003 Form 10-K filed March 30, 2004. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

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

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months ended		1	Six Months ended
	June 30,		1	June 30,

	2004	2003	1	2004	2003

1	(In thousands, except per share data )
Net loss to common shareholders			1
As reported	$(943)	$(932)		$(4,475)	$(3,196)
Add: Stock-based employee compensation expense
included in reported net income (loss)	–	–		–	–
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(341)	(179)		(619)	(465)

Pro forma	$(1,284)	$(1,111)		$(5,094)	$(3,661)

Net loss per common share:
As reported - basic and diluted	$(0.09)	$(0.09)		$(0.43)	$(0.31)

Pro forma - Basic and diluted	$(0.12)	$(0.11)		$(0.49)	$(0.36)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. No options were granted in the first two quarters of 2004. The fair value of options granted and employee purchase plan shares in the three months and six months ended June 30, 2003, were estimated at the date of grant using the following weighted average assumptions:

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

	Three Months	1	Six Months
	Ended	1	Ended
	June 30,	1	June 30,
	2003	1	2003

Expected life from vest date (in years)	4		4
Risk-free interest rate	1.96%		1.96% - 2.57%
Volatility	90.0%		90.0%-90.4%
Dividend yield	-		-
Weighted average fair value (per share)	$2.58		$2.57

Reclassifications

Certain reclassifications have been made to the December 31, 2003, balance sheet to conform to the current period presentation.

Emeritrust Transactions

Since 1999, Emeritus has managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company, (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities. As of October 1, 2003, the 21 Emeritrust II Communities that the Company had previously managed were acquired via operating leases and the results are included in the Company's condensed consolidated financial statements after that date.

Emeritrust I Communities Management. During 2003, Emeritus managed the Emeritrust I communities, which included 25 of the 46 communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required the Company to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $1.8 million in the first two quarters of 2003. This management agreement, as extended several times, was to have expired June 30, 2003, but was extended to January 2, 2004, although the Company was indemnified by the investor group against liability under its obligation to fund cash operating losses for the extension period. In January 2004, the management arrangement was informally extended through June 30, 2004, at the stated management fee without any funding obligation. The options to purchase the communities expired at the end of 2003. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and extend the term to March 31, 2005, with a one-year extension available under certain circumstances. The Company also expects that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, the Company received management fees of approximately $1.2 million in the first two quarters of 2004.
In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Daniel R. Baty, the Company's Chairman and Chief Executive Officer. This entity, in turn, leased the community to the Company.

Emeritrust II Communities Management. Through September 30, 2003, Emeritus managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if the Company met certain cash flow standards. The

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

management agreement for five of the communities also required the Company to fund cash operating losses of those communities. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $1.3 million in the first two quarters of 2003.

Emeritrust II Communities Lease. On September 30, 2003, Emeritus acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million, financed through a combination of lease and mortgage financing with an independent real estate investment trust in the aggregate amount of $121.5 million, including the $11.5 million of debt financing mentioned below. A master operating lease covers the Emeritrust II communities and four other communities originally leased from the real estate investment trust in March 2002. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a triple net lease (the Company pays all operating expenses), with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities and $4.2 million is attributable to the four previously leased communities), and periodic escalators. The real estate investment trust also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the real estate investment trust. As part of the purchase price, the Company also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of its common stock, of which warrants to purchase 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights and no redemption rights. Emeritus included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs that it will amortize over the life of the lease. In the second quarter of 2004, the Company revalued the warrants, increasing lease acquisition costs by approximately $1.2 million. The revaluation had no effect on earnings per share for any period previously presented on Forms 10-K or 10-Q.

Accrued Dividends on Preferred Stock

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to the Series B preferred shareholders, which amounted to approximately $9.4 million at June 30, 2004, including all penalties for non-payment. Because the Company has not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in the Company's Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Series B preferred dividends are to be paid in cash and in additional shares of Series B preferred shares. As of June 30, 2004, an additional 5,529 Series B preferred shares had been issued as paid-in-kind dividends for all periods prior to the second quarter of 2004, of which 351 shares were issued in the second quarter of 2004. As of July 1, 2004, an additional 355 shares of Series B preferred stock were issued as paid-in-kind dividends for the second quarter of 2004.

Alterra Transactions

In December 2003, Emeritus invested $7.3 million, net of transaction costs, in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operates 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and the Company. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the Company and the entity controlled by Mr. Baty.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the first quarter and the first half of 2004 under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, the Company began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock” until Fortress's investment falls below a certain level and/or there is a change in structure such that the Company would have significant influence over the operations of Alterra. If and when such an event occurs, Emeritus will resume using the equity method of accounting for its investment in Alterra.

CPM-JEA Transactions

On April 1, 2004, the Company completed the first stage of a lease acquisition of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities for an approximate $190.5 million investment, inclusive of transaction fees. The acquisition is being financed by an independent real estate investment trust through an operating lease agreement. The completed first stage involved 17 of the 24 senior housing and long-term care properties for a total investment of about $140.7 million, inclusive of transaction fees. The acquisition of one additional community was completed in June and one community has been removed from the acquisition portfolio. Nine of the communities, all of which the Company managed in 2003, were owned by entities that Daniel R. Baty, the Company's Chairman and Chief Executive Officer, controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, the Company entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. The Company also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Of the $140.7 million purchase price paid at closing, approximately $137.0 million was furnished by the real estate investment trust through an operating lease agreement. The balance of the closing purchase price was paid $2.7 million in cash and $1.0 million by the execution and delivery by the Company of its promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. The communities are leased under two master leases with the independent real estate investment trust, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with Consumer Price Index based inflators. The lease payment is approximately $1.1 million per month. Of the up to $40.8 million balance of the transaction, at least $37.2 million is currently expected to close during the third quarter of 2004, subject to customary closing conditions.

HCP Transaction

On July 30, 2004, the Company completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP) and leased back to the Company for a 15-year initial lease period with two 10-year renewal options. These properties will be included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. The transaction is accretive to earnings by approximately $250,000 per month, excluding income tax impacts, and the Company received net cash of approximately $6.0 million. The Company will record

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

a charge to write-off existing loan fees in the third quarter 2004 financial statements of approximately $1.9 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

Line of Credit

In March 2004, the Company secured a revolving line of credit with U.S. Bank in the amount of $3.0 million, pledging certain of the Company’s assets as collateral and bearing interest at 1% above U.S. Bank’s prime rate or LIBOR plus 3.5% for loans up to 3 months, at the Company’s option. The maturity date on the line of credit was originally June 30, 2004, but was subsequently extended to September 30, 2004. The balance outstanding at June 30, 2004 was $3.0 million.

Loss Per Share

The capital structure of Emeritus includes convertible debentures, and redeemable and non-redeemable convertible preferred stock, common stock warrants, and stock options. Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares. Options and warrants are included under the “treasury stock method” to the extent they are dilutive. All shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures and preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months ended			Six Months ended
	June 30,		1	June 30,

	2004	2003	1	2004	2003

Convertible Debentures	1,455	1,455		1,455	1,455
Options	1,657	2,216		1,657	2,216
Warrants - Senior Housing Partners I, L.P.	400	–		400	–
Warrants - Saratoga Partners	1,000	1,000		1,000	1,000
Series A Preferred (1)	–	1,374		–	1,374
Series B Preferred	4,921	4,729		4,921	4,729

	9,433	10,774		9,433	10,774

(1) Repurchased in July and August 2003.

Comprehensive Loss

Comprehensive loss is the same as net loss to common shareholders for the three-month and six-month periods ended June 30, 2004 and 2003, respectively.

Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $39.2 million, although $11.8 million represents deferred revenue and unearned rental income, and $9.4 million of preferred dividends is due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 17 owned assisted living properties and 122 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At June 30, 2004, the Company complied with all such covenants, except for two leased buildings. The Company has obtained a waiver from the lessor and is considered to be in full compliance as of June 30, 2004.

Management believes that the Company will be able to sustain positive operating cash flow on an annual basis and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures through at least June 30, 2005.

Subsequent Event

On August 9, 2004, the Company sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and the Company will carry a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and will include principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. The Company expects to record a gain related to this sale of approximately $705,000 in the third quarter 2004 financial statements. The community provided independent living services to seniors.

[The rest of this page is intentionally left blank]

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

From 1995 through 1998, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became overbuilt in certain regions, creating an environment characterized by slower than planned occupancy and rate growth. As a result of these difficult operating circumstances, we limited further growth and in 1999 began an increasing focus first on raising our occupancy and later on operating efficiencies and cost controls as well as implementing a systematic rate enhancement program.

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and adjust rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition opportunities. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2004, we expect to continue reviewing acquisition opportunities and seeking to take ownership or lease positions in communities that we manage. To this end, on April 1, 2004, we executed the first stage of the previously announced lease acquisition of up to 13 communities that we formerly managed, a second lease acquisition of nine memory loss facilities, and two other communities. In June 2004, we closed on one additional community as part of this lease acquisition.

The following table sets forth a summary of our property interests:

	As of June 30,			1	As of December 31,			1	As of June 30,
	2004			1	2003			1	2003

1	Buildings	1	Units	1	Buildings	1	Units	1	Buildings	1	Units

Owned (1)	19		1,813		19		1,813		17		1,687
Leased (1)	127		9,579		109		8,303		75		5,768
Managed/Admin Services	35		3,417		46		4,589		91		8,267
Joint Venture/Partnership	1		140		1		140		2		219

Operated Portfolio	182		14,949		175		14,845		185		15,941

Percentage increase (decrease) (2)	4.0%		0.7%		(2.8%)		(5.8%)		2.8%		1.1%

--------
(1) Included in our consolidated portfolio of communities.
(2) The percentage increase (decrease) indicates the change from the prior year, or, in the case of June 30, 2004 and 2003, from the end of the prior year.

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

In our consolidated portfolio, our average monthly revenue per unit for the six months ended June 30, 2004, increased to $2,840 from $2,757 in 2003. This change represents an increase of $83 or 3.0%, for the six months ended June 30, 2004, compared to the comparable period of 2003. This increase is partially due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets. In addition, increased competition in certain locations has prevented us from raising rates.

In our consolidated portfolio, our average occupancy rate increased to 79.7% for the six months ended June 30, 2004, from 77.0% for the six months ended June 30, 2003. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of available units as well as our own actions and policies. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of June 30, 2004, we had an accumulated deficit of approximately $155.3 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, and occupancy rates remaining lower for longer periods than we anticipated.

Significant Transactions

In 2003 and continuing in 2004, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Since 1999, we have managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to us, (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities. As of October 1, 2003, the 21 Emeritrust II Communities that we had previously managed were acquired via operating leases and the results are included in our condensed consolidated financial statements after that date.

Emeritrust I Communities Management. During 2003, we managed the Emeritrust I communities, which included 25 of the 46 Emeritrust communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required us to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, we received management fees (net of our funding obligations) of approximately $1.8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

million in the first two quarters of 2003. This management agreement, as extended several times, was to have expired June 30, 2003, but was extended to January 2, 2004, although we were indemnified by the investor group against liability under our obligation to fund cash operating losses for the extension period. In January 2004, the management arrangement was informally extended through March 31, 2004, at the stated management fee without any funding obligation. The options to purchase the communities expired at the end of 2003. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities that we managed to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and extend the term to March 31, 2005, with a one-year extension under certain circumstances. We also expect that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, we received management fees of approximately $1.2 million in the first two quarters of 2004.

In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Dan R. Baty, our Chairman and Chief Executive Officer. This entity, in turn, leased the community to us.

Emeritrust II Communities Management. Through September 30, 2003, we managed the Emeritrust II communities, which included 21 of the 46 Emeritrust communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if we met certain cash flow standards. The management agreement for five of the communities also required us to fund cash operating losses of those communities. Under this arrangement, we received management fees (net of our funding obligations) of approximately $1.3 million in the first two quarters of 2003.

Emeritrust II Communities Lease. On September 30, 2003, we acquired the 21 Emeritrust II communities that we had previously managed, for a purchase price of $118.6 million, which we financed through a combination of lease and mortgage financing with an independent real estate investment trust for approximately $121.5 million, including the $11.5 million of debt financing mentioned below. A master operating lease covers the 21 Emeritrust II communities plus four other communities that we leased from the real estate investment trust in March 2002. The master operating lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a triple net lease (we pay all operating expenses), with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities and $4.2 million is attributable to the four previously leased communities), with periodic escalators. The real estate investment trust also provided us $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the real estate investment trust. As part of the purchase price, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock, of which warrants to purchase 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights and no redemption rights for the shares of common stock underlying the warrants. We included the fair value of these warrants, totaling approximately $1.4 million, as lease acquisition costs that we will amortize over the life of the lease. In the second quarter of 2004, we revalued the warrants, increasing lease acquisition costs by approximately $1.2 million. The revaluation had no effect on earnings per share for any period previously presented on Forms 10-K or 10-Q.

Alterra Transactions

In December 2003, we invested $7.3 million, net of transaction costs, in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operates 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and us. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the entity controlled by Mr. Baty and us.

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we were required to use the equity method of accounting for our LLC membership interest and record a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000 are included in the first quarter and the first half of 2004 under the caption “Other, net,” which represents our portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, we began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock” until Fortress's investment falls below a certain level and/or there is a change in structure such that we would have significant influence over the operations of Alterra. If and when such an event occurs, we will resume using the equity method of accounting for our investment in Alterra.

CPM-JEA Transactions

On April 1, 2004, we completed the first stage of our previously announced lease acquisition of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities for an approximate $190.5 million investment, inclusive of transaction fees. The transaction is being financed by an independent real estate investment trust through an operating lease agreement. The completed first stage involved 17 of the 24 senior housing and long-term care properties for a total investment of about $140.7 million, inclusive of transaction fees. The acquisition of one additional community was completed in June and one community has been removed from the acquisition portfolio. Nine of the communities, all of which we managed in 2003, were owned by entities that Daniel R. Baty, our Chairman and Chief Executive Officer, controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, we entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. We also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Of the $140.7 million purchase price paid at closing, approximately $137.0 million was furnished by the real estate investment trust through an operating lease agreement. The balance of the closing purchase price was paid $2.7 million in cash and $1.0 million by the execution and delivery by us of our promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. The communities are leased under two master leases with the independent real estate investment trust, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with Consumer Price Index based inflators. The lease payment is approximately $1.1 million per month. Of the up to $40.8 million balance of the transaction, at least $37.2 million is currently expected to close during the third quarter of 2004, subject to customary closing conditions.

HCP Transaction

On July 30, 2004, we completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP) and leased back to us for a 15-year initial lease period with two 10-year renewal options. These properties will be included in an existing master lease covering 25

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. The transaction is accretive to earnings by approximately $250,000 per month, excluding income tax impacts, and we received net cash of approximately $6.0 million. We will record a charge to write-off existing loan fees in the third quarter 2004 financial statements of approximately $1.9 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

Subsequent Event

On August 9, 2004, we sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and we will carry a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and will include principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. We expect to record a gain related to this sale of approximately $705,000 in the third quarter 2004 financial statements. The community provided independent living services to seniors.

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

Our significant accounting policies and use of estimates are delineated in the Notes to the Condensed Consolidated Financial Statements under the heading "Summary of Significant Accounting Policies and Use of Estimates."

Common-size Income Statements and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

									Period to Period
									Percentage
									Increase
	Percentage of Revenues							1	(Decrease)

				1				1	Three Months	1	Six Months
	Three Months ended			1	Six Months ended			1	ended	1	ended
	June 30,			1	June 30,			1	June 30,	1	June 30,

	2004	1	2003	1	2004	1	2003	1	2004-2003	1	2004-2003

		1		1		1		1		1
Revenues:	100.0%		100.0%	1	100.0%		100.0%	1	59.4%	1	50.4%
Expenses:				1				1		1
Community operations	62.0		60.3	1	62.8		60.5	1	63.7	1	56.1
General and administrative	8.3		11.8	1	8.8		11.6	1	12.6	1	13.9
Depreciation and amortization	3.0		3.7	1	3.0		3.8	1	26.5	1	19.1
Facility lease expense	22.4		18.9	1	22.3		18.6	1	89.5	1	80.5

Total operating expenses	95.7		94.7	1	96.9		94.5	1	61.1	1	54.2

Income from operations	4.3		5.3	1	3.1		5.5	1	28.9	1	(15.4)
Other income (expense)				1				1		1
Interest income	0.2		0.4	1	0.2		0.3	1	(22.5)	1	(12.5)
Interest expense	(5.3)		(6.5)	1	(5.5)		(6.7)	1	30.4	1	23.1
Other, net	0.8		2.8	1	0.4		1.5	1	(52.2)	1	(58.4)

Net other expense	(4.3)		(3.3)	1	(4.9)		(4.9)	1	105.0	1	50.4

				1				1		1
Net income (loss)	–		2.0%	1	(1.8%)		0.6%	1	N/M	1	N/M

Note: N/M means not meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended June 30, 2004 and 2003

Total Operating Revenues: Total operating revenues for the three months ended June 30, 2004, increased by $29.3 million to $78.7 million from $49.4 million for the comparable period in 2003, or 59.4%.

Community revenue increased by approximately $30.7 million in the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This increase was primarily due to additional revenue related to acquisitions of 53 communities between June 30, 2003, and June 30, 2004, of which 36 occurred in the fourth quarter of 2003. Of the 53 communities, we had formerly managed 39. These acquired communities, which represent revenue of approximately $28.8 million, were included in our consolidated portfolio in the second quarter of 2004, but were not included in the comparable quarter of 2003. The acquisition of 8 communities in May 2003 represents approximately $862,000 of the revenue increase. The remaining increase in revenue is attributed to the effect of an increase in average monthly revenue per unit and an increase in the occupancy rate. Average monthly revenue per unit was $2,894 for the second quarter of 2004 compared to $2,759 for the comparable quarter of 2003, an increase of approximately $135, or 4.9%. This increase reflects effects of our rate enhancement program during 2003, partially offset by marketing incentives; e.g., rate discounting and reduction of move-in fees, implemented in the first quarter of 2004 to encourage increases in occupancy. The occupancy rate for the three months ended June 30, 2004, increased 3.9 percentage points to 80.8% from 76.9% primarily from our marketing emphasis in the first two quarters of 2004.

Management fee income decreased by approximately $2.0 million to $1.2 million from $3.2 million for the three months ended June 30, 2004 and 2003, respectively. This decrease was primarily due to a management agreement termination of 13 Regent managed communities in July and August of 2003, and the acquisition of 39 communities that were previously managed but are now leased. Management fees related to the previously managed buildings, including the Regent buildings, for the three months ended June 30, 2004 and 2003, were approximately $55,000 and $1.4 million, respectively. The remaining decrease in management fee income for the second quarter of 2004 was related to the change in the Emeritrust I communities (change in the management agreement and a decrease of three buildings compared to June 30, 2003, as discussed above in “Emeritrust I Communities Management”).

Community Operations: Community operating expenses for the three months ended June 30, 2004, increased by $19.0 million to $48.8 million from $29.8 million in the second quarter of 2003, or 63.7%. The change was primarily due to the acquisition of 53 communities referred to above. These acquired communities, which account for approximately $17.5 million of expense, were not included in our consolidated portfolio in the second quarter of 2003, but are included in the comparable quarter of 2004. The remaining increases were primarily attributable to increases in costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher bad debts, food costs, and repairs and maintenance, partially offset by lower employee benefit costs and workers' compensation, primarily in Texas. Community operating expenses as a percentage of total operating revenue increased to 62.0% in the second quarter of 2004 from 60.3% in the second quarter of 2003, primarily attributable to higher expense levels of new acquisitions and startup costs associated with opening memory loss units.

General and Administrative: General and administrative (G&A) expenses for the three months ended June 30, 2004, increased $735,000 to $6.5 million from $5.8 million for the comparable period in 2003, or 12.6%. As a percentage of total operating revenues, G&A expenses decreased to 8.3% for the three months ended June 30, 2004, compared to 11.8% for the three months ended June 30, 2003, primarily as a result of increased revenue arising from the acquisition of 53 communities referred to above. G&A expenses increased primarily due to increases in the number of employees to accommodate new acquisitions, normal increases in employee salaries, and an expansion of program offerings. Since approximately 20% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 6.5% from 5.9% for the three months ended June 30, 2004 and 2003, respectively, primarily as a result of the increased personnel costs described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization:  Depreciation and amortization for the three months ended June 30, 2004, was $2.3 million compared to $1.8 million for the comparable period in 2003, reflecting the purchase acquisition of five communities in the fourth quarter of 2003.  In 2004, depreciation and amortization represents 3.0% of total operating revenues, compared to 3.7% for the comparable period in 2003.  This decrease as a percentage of revenue reflects the increased revenue arising from the net acquisition of 53 additional communities (net of four facilities sold) since June 30, 2003, most of which were leased.

Facility Lease Expense:  Facility lease expense for the three months ended June 30, 2004, was $17.7 million compared to $9.3 million for the comparable period of 2003, representing an increase of $8.4 million, or 89.5%.  This increase was primarily due to the lease acquisition of 52 communities in 2003.  We leased 127 communities as of June 30, 2004, compared to 75 leased communities as of June 30, 2003.  The additional facility lease expense related to the acquired communities is approximately $6.9 million.  The remaining increase was due to a three-community sale-leaseback in the second quarter of 2003 and the re-lease of four communities in the third quarter of 2003.  Facility lease expense as a percentage of revenues was 22.4% for the three months ended June 30, 2004, and 18.9% for the three months ended June 30, 2003.

Interest Income:  Interest income for the three months ended June 30, 2004, was $134,000 versus $173,000 for the comparable period of 2003.  This decrease was primarily attributable to an interest-bearing note receivable  that we held in 2003, which had been paid off prior to the second quarter of 2004.

Interest Expense:  Interest expense for the three months ended June 30, 2004, was $4.2 million compared to $3.2 million for the comparable period of 2003.  This increase of $982,000, or 30.4%, was primarily attributable to the additional secured mortgage financing related to the five community mortgage assumption acquisition in December 2003, partially offset by a sale-leaseback transaction in the second quarter of 2003.  As a percentage of total operating revenues, interest expense decreased to 5.3% from 6.5% for the three months ended June 30, 2004 and 2003, respectively.

 Other, net:  Other, net income for the three months ended June 30, 2004, was approximately $665,000 compared to $1.4 million for the comparable period in 2003.  The $665,000 income for the current year quarter is primarily the result of the amortization of deferred gains of approximately $654,000, partially offset by other smaller miscellaneous items.  The $1.4 million income in the second quarter of 2003 is primarily comprised of recognizing a gain on the sale of our investment in ARV Assisted Living common stock of approximately $1.4 million.

Preferred dividends:  For the three months ended June 30, 2004 and 2003, preferred dividends totaled approximately $930,000 and $1.9 million, respectively.  The primary reason for the $975,000 decrease is the repurchase of the Series A preferred shares in July and August 2003.  Because we have not paid the Series B preferred dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement.  As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the six months ended June 30, 2004 and 2003

Total Operating Revenues:  Total operating revenues for the six months ended June 30, 2004, increased by $48.7 million to $145.3 million from $96.6 million for the comparable period in 2003, or 50.4%.

Community revenue increased by approximately $51.2 million in the six months ended June 30, 2004, compared to the six months ended June 30, 2003.  This increase was primarily due to additional revenue related to acquisitions of 53 communities between June 30, 2003, and June 30, 2004, of which 36 occurred in the fourth quarter of 2003.  Of the 53 communities, we had formerly managed 39.  These acquired communities, which represent revenue of approximately $46.0 million, were included in our consolidated portfolio in the first two quarters of 2004, but were not included in the comparable quarters of 2003.  The acquisition of 8 communities in May 2003 represents approximately $3.7 million of the revenue increase.  The remaining increase in revenue is attributed to the effect of an increase in average monthly revenue per unit and an increase in the occupancy rate.  Average monthly revenue per unit was $2,840 for the first half of 2004 compared to $2,757 for the first half of 2003, an increase of approximately $83, or 3.0%. This relatively modest increase reflects effects of our rate enhancement program during 2003, partially offset by marketing incentives; e.g., rate discounting and reduction of move-in fees, implemented in the first half of 2004 to encourage increases in occupancy.  The occupancy rate for the first half of 2004, increased 2.7 percentage points to 79.7% from 77.0% primarily from our marketing emphasis in the first half of 2004.

Management fee income decreased by approximately $3.5 million to $2.8 million from $6.3 million for the six months ended June 30, 2004 and 2003, respectively.  This decrease was primarily due to a management agreement termination of 13 Regent managed communities in July and August of 2003, and the acquisition of 39 communities that were previously managed but are now leased.  Management fees related to the previously managed buildings, including the Regent buildings, for the six months ended June 30, 2004 and 2003, were approximately $520,000 and $2.9 million, respectively.  The remaining decrease in management fee income for the first two quarters of 2004, was related to the change in the Emeritrust I communities (change in the management agreement and a decrease of three buildings compared to June 30, 2003, as discussed above in “Emeritrust I Communities Management”).

Community Operations: Community operating expenses for the six months ended June 30, 2004, increased by $32.8 million to $91.2 million from $58.4 million for the first two quarters of 2003, or 56.1%.  The change was primarily due to the acquisition of 53 communities referred to above.  These acquired communities, which account for approximately $28.4 million of expense, were not included in our consolidated portfolio in the first two quarters of 2003, but are included in the comparable quarters of 2004.  The remaining increases were primarily attributable to increases in costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher bad debts, food costs, and repairs and maintenance, partially offset by lower employee benefit costs and workers' compensation, primarily in Texas.  Community operating expenses as a percentage of total operating revenue increased to 62.8% in the first two quarters of 2004 from 60.5% in the first two quarters of 2003, primarily attributable to higher expense levels of new acquisitions and startup costs associated with opening memory loss units.

General and Administrative: General and administrative (G&A) expenses for the six months ended  June 30, 2004, increased $1.6 million to $12.8 million from $11.2 million for the comparable period in 2003, or 13.9%.  As a percentage of total operating revenues, G&A expenses decreased to 8.8% for the six months ended June 30, 2004, compared to 11.6% for the six months ended June 30, 2003, primarily as a result of increased revenue arising from the acquisition of 53 communities referred to above.  G&A expenses increased primarily due to increases in the number of employees to accommodate new acquisitions, normal increases in employee salaries, and an expansion of program offerings.  Since approximately 20% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  G&A as a percentage of operating revenues for all communities increased to 6.5% from 5.7% for the six months ended June 30, 2004 and 2003, respectively, primarily as a result of the increased personnel costs described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization:  Depreciation and amortization for the six months ended June 30, 2004, was $4.4 million compared to $3.7 million for the comparable period in 2003, reflecting the purchase acquisition of five communities in the fourth quarter of 2003.  In 2004, depreciation and amortization represents 3.0% of total operating revenues, compared to 3.8% for the comparable period in 2003.  This decrease as a percentage of revenue reflects the increased revenue arising from the net acquisition of 53 additional communities (net of four facilities sold) since June 30, 2003, most of which were leased.

Facility Lease Expense:  Facility lease expense for the six months ended June 30, 2004, was $32.4 million compared to $17.9 million for the comparable period of 2003, representing an increase of $14.4 million, or 80.5%.  This increase was primarily due to the lease acquisition of 52 communities in 2003.  We leased 127 communities as of June 30, 2004, compared to 75 leased communities as of June 30, 2003.  The additional facility lease expense related to the acquired communities is approximately $13.9 million.  The remaining increase was due to a six-community sale-leaseback in the second quarter of 2003 and the re-lease of four communities in the third quarter of 2003.  Facility lease expense as a percentage of revenues was 22.3% for the six months ended June 30, 2004, and 18.6% for the six months ended June 30, 2003.

Interest Income:  Interest income for the six months ended June 30, 2004, was $287,000 versus $328,000 for the comparable period of 2003.  This decrease was primarily attributable to an interest-bearing note receivable that we held in 2003, which was paid off in the first quarter of 2004.

Interest Expense:  Interest expense for the six months ended June 30, 2004, was $8.0 million compared to $6.5 million for the comparable period of 2003.  This increase of $1.5 million, or 23.1%, was primarily attributable to the additional secured mortgage financing related to the five community mortgage assumption acquisition in December 2003, partially offset by a sale-leaseback transaction in the second quarter of 2003.  As a percentage of total operating revenues, interest expense decreased to 5.5% from 6.7% for the six months ended June 30, 2004 and 2003, respectively.

 Other, net:  Other net income for the six months ended June 30, 2004, was approximately $599,000 compared to $1.4 million for the comparable period in 2003.  The $599,000 income for the first two quarters of the current year is primarily the result of the amortization of deferred gains of approximately $1.3 million and late fees charged to residents of $157,000, partially offset by our portion of Alterra’s net loss for December 2003 and January 2004 (discussed above under “Alterra Transactions”) totaling $794,000, and other smaller miscellaneous items.  The $1.4 million income the first two quarters of 2003 is primarily comprised of recognizing a gain on the sale of our investment in ARV Assisted Living common stock of approximately $1.4 million.

Preferred dividends:  For the six months ended June 30, 2004 and 2003, preferred dividends totaled approximately $1.9 million and $3.8 million, respectively.  The primary reason for the $1.9 million decrease is the repurchase of the Series A preferred shares in July and August 2003.  Because we have not paid the Series B preferred dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement.  As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

We operated 84 communities on a comparable basis during both the three months ended June 30, 2004 and 2003. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended June 30, 2004 and 2003.

	Three Months ended June 30,
	(In thousands)

		1		1	Dollar	1	% Change
	2004	1	2003	1	Change	1	Fav / (Unfav)

Revenue	$ 46,349	1	$ 44,092	1	$ 2,257	1	5.1%
Community operating expenses	(28,993)		(28,505)		(488)		(1.7)

Community operating income	17,356		15,587		1,769		11.3
Depreciation & amortization	(1,412)		(1,599)		187		11.7
Facility lease expense	(9,647)		(8,685)		(962)		(11.1)

Operating income	6,297		5,303		994		18.7
Interest expense, net	(2,313)		(2,535)		222		8.8

Operating income after interest expense	$ 3,984		$ 2,768		$ 1,216		43.9%

These 84 communities represented $46.3 million or 58.9% of our total revenue of $78.7 million for the second quarter of 2004.  Same community revenues increased by $2.3 million or 5.1% for the quarter ended June 30, 2004, from the comparable period in 2003, due in part to the effect of move-in fee revenue recognition  The amortization of previously deferred move-in fees was greater in the current quarter by  $1.4 million due to a higher level of move-in fees that were charged over the past year.  The remainder of the increase was due to the combination of an increase in average revenue per occupied unit and an increase in the occupancy rate.  Average revenue per occupied unit increased by $97 per month or 3.5% for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.  Average occupancy increased by 1.8  percentage points to approximately 79.2% in the second quarter of 2004 from 77.4% in the second quarter of 2003.

Community operating expenses increased approximately $488,000 primarily due to costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher bad debts, food costs, and repairs and maintenance, partially offset by lower employee benefit costs and workers' compensation, primarily in Texas.  Occupancy expenses, which consist of facility lease expense, depreciation and amortization, and interest expense, increased by approximately $553,000 as a result of the sale-leaseback of 3 communities and the re-lease of 4 communities in the third quarter of 2003.  The net effect of this change was an increase in facility lease expense of $962,000, partially offset by decreases in interest expense of $222,000, and depreciation and amortization expense of $187,000.  The balance of the increase in occupancy expenses was due to lease inflators based primarily on community performance under certain of our leases.  For the quarters ended June 30, 2004 and 2003, operating income after interest expense increased by approximately $1.2 million to $4.0 million in 2004 from $2.8 million in the year before.

Liquidity and Capital Resources

For the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $2.0 million.  The primary components of operating cash provided by operating activities were depreciation and amortization of $4.4 million, an adjustment for the equity investment loss of $794,000, and the net decrease in other operating assets and liabilities of $742,000, partially offset by the net loss of $2.6 million and amortization of deferred gain of $1.3 million.  The primary components of operating cash provided by operating activities for the six months ended June 30, 2003, was net income of $580,000 and the depreciation and amortization of $3.7 million, partially offset by the adjustment for the gain on sale of ARV Assisted Living stock of $1.4 million and the net increase in other operating assets and liabilities of $867,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net cash used in investing activities amounted to $6.8 million for the six months ended June 30, 2004, and was comprised primarily of purchases of approximately $1.8 million of various property and equipment, advances to affiliates and other managed communities of $1.2 million, management and lease acquisition costs of $5.3 million, acquisition of assets and liabilities in lease transactions of $1.1 million, and investment in affiliates of $285,000, partially offset by proceeds from the repayment of a note receivable from a Baty entity of $2.7 million and proceeds from the sale of property and equipment of approximately $226,000.  Net cash provided by investing activities amounted to $768,000 for the six months ended June 30, 2003, and was comprised primarily of proceeds from the sale of stock in ARV Assisted Living of $2.9 million, partially offset by purchases of approximately $1.2 million of various property and equipment, distributions to minority partners of $250,000, an increase in management and lease acquisition costs of approximately $625,000, and investments in affiliates of $127,000.

For the six months ended June 30, 2004, net cash provided by financing activities was $3.4 million, primarily from proceeds from short-term borrowings of $3.0 million under a bank line of credit, proceeds from long-term borrowing of $2.6 million, and proceeds from the sale of common stock under the employee stock purchase and incentive plans of approximately $1.2 million, partially offset by an increase in restricted deposits of $972,000, and long-term debt repayments of $2.4 million.  For the six months ended June 30, 2003, net cash used in financing activities was $974,000, primarily from long-term debt repayments of $1.4 million and an increase of approximately $169,000 in debt issuance and other financing costs, partially offset by proceeds of long-term borrowing of $600,000.

We have incurred significant operating losses since our inception and have a working capital deficit of $39.2 million, although $11.8 million represents deferred revenue and unearned rental income, and $9.4 million of preferred cash dividends is only due if declared by our board of directors.  At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations.  If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2002 and continuing in the first quarter of 2003, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors.  Such cross-default provisions affect 17 owned assisted living properties and 122 properties operated under leases.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.  At June 30, 2004, we complied with all such covenants, except for two leased buildings.  We have obtained a waiver from the lessor and are considered to be in full compliance as of June 30, 2004.

Management believes that we will be able to sustain positive operating cash flow on an annual basis and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures through at least June 30, 2005.

The following table summarizes our contractual obligations at June 30, 2004 (in thousands):

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Bank line of credit	$3,000	$3,000	$-	$-	$-
Long-Term Debt, including current portion	141,723	5,380	73,909	61,828	606
Operating Leases	759,060	68,817	137,427	131,587	421,229
Convertible Debentures	32,000	-	32,000	-	-

	$935,783	$77,197	$243,336	$193,415	$421,835

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

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with rate enhancement programs without adversely affecting occupancy levels; increases in interest rates that would increase costs as a result of variable rate debt; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and our continued management of the Emeritrust I communities since our management agreements for those communities could be terminated on short-term notice. While we believe that the arrangements with our Emeritrust I communities will continue, we cannot guarantee that they will and thus, we could lose the management fee revenue from these communities. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

[The rest of this page is intentionally left blank]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At June 30, 2004, our variable rate borrowings totaled approximately $64.1 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of June 30, 2004, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual interest expense and net loss would increase approximately $637,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of June 30, 2004, and does not consider changes in the actual level of borrowings that may occur subsequent to June 30, 2004. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Item 1, Item 3, and Item 5 are not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) through (d) are not applicable.

(e) The following table provides information about purchases by the company during the quarter ended June 30, 2004, of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Total
Number of
			Shares	Approximate
			Purchased	Dollar Value of
			as Part of	Shares that may
	Total		Publicly	yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	under the Plans
Period	Purchased	per Share	Programs	or Programs

04/01/04 – 04/30/04	–	$–	–	$–
05/01/04 – 05/31/04	–	–	–	–
06/01/04 – 06/30/04 (1)	4,476	6.2635	–	–

Total	4,476	$6.2635	–	$–

(1) Shares purchased by us on the open market for use in our employee stock purchase program.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on June 23, 2004.

(b)  All director nominees listed in the proxy statement were elected at the meeting.

Nominees for Election

Class II Directors (terms to expire 2007)

Raymond R. Brandstrom
T. Michael Young

Class III Director (term to expire in 2005)

Bruce L. Busby

Continuing Directors

Class I Directors (terms to expire in 2006)

Patrick Carter
David W. Niemiec
Class III Directors (terms to expire in 2005)

Daniel R. Baty
Charles P. Durkin, Jr.

(c ) The following matters voted upon at the meeting received the number of votes set forth below:

Election of Directors:

			Abstain or
Name	For	Against	Broker Non-vote

Raymond R. Brandstrom	14,604,825	-	464,861
T. Michael Young	14,971,656	-	98,030
Bruce L. Busby	14,971,656	-	98,030

Ratification of Independent Public Accountants:

For	Against	Abstain	Other Non-vote

14,955,236	108,250	6,200	-

Approval of an Amendment to the Stock Option Plan
for Nonemployee Directors

For	Against	Abstain	Other Non-vote

11,503,898	228,068	23,123	3,314,597

(d) Not applicable.

[The rest of this page is intentionally left blank]

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number		Description	Footnote

10.52	Emeritrust communities
	10.52.15	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus
		Management LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus
		Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective April 1, 2004.	(5)
	10.52.16	Fifth Amendment to Management Agreement by and among Emeritus Management LLC ("Emeritus
		Management"), Emeritus Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective
		June 1, 2004.	(1)
10.79	Loyalton of Folsom, California, The Lakes, Florida, Canterbury Woods, Massachusetts, Beckett Meadows,
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
		L.L.C., Aurora Bay/Hattiesburg, L.L.C., Spring Creek Group, Ltd., Bedford Care Group, Ltd.,
		Tyler Group, Ltd., White Rock Care Group, Ltd., El Paso Care Group, Ltd., and Lubbock Group, Ltd.,
		(each of the foregoing individually, a "Seller" and collectively, "Sellers") and Emeritus Corporation,
		"Purchaser") and Aurora Bay Investments, LLC, ("ABI"), and JCI, LLC, ("JCI" and together with ABI,
		the "Guarantors") dated March, 30, 2004 (the "Execution Date").	(3)
	10.79.2	Purchase and Sale Agreement ("Agreement") by and among (i) The Lakes Assisted Living, LLC,
		Sacramento County Assisted LLC, Rockford Retirement Residence, LLC, HB-ESC I,
		LLC, Canterbury Woods Assisted Living, LLC, Autumn Ridge Herculaneum, L.L.C.,
		Meridian Assisted, L.L.C., Goldsboro Assisted, L.L.C., Cape May Assisted Living, LLC,
		Travis County Assisted Living LP, Richland Assisted, L.L.C., Silver Lake Assisted
		Living LLC, Charleston Assisted Living, LLC, and Joliet Assisted L.L.C., (each of the
		foregoing individually, a "Seller" and collectively, the "Sellers") and (ii) Emeritus Corporation,
		("Purchaser") dated March, 31, 2004 (the "Execution Date").	(3)
	10.79.3	Master Lease agreement between NHP Senior Housing, Inc., ("Landlord"), and Emeritus
		Corporation, ("Tenant"), dated March 31, 2004 to be effective as of April 1, 2004
		(the "Effective Date").	(3)
	10.79.4	Master Lease among the Entities Listed on Schedule 1A (collectively, "Landlord"), and the Entities Listed
		on Schedule 1B (collectively, "Tenant"), for the respective real properties and improvements thereon
		(each a "Facility" and collectively, the "Facilities"), dated March 31, 2004, to be effective as of
		April 1, 2004 (the "Effective Date").	(3)
	10.79.5	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(3)
	10.79.6	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(3)
	10.79.7	First Amendment to Master Lease made as of May 28, 2004 to be effective as of June 1, 2004 by
		and among Nationwide Health Properties, Inc., a Maryland corporation, NH
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(1)
10.80	Credit Agreement
	10.80.1	Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.	(5)
	10.80.2	Exhibit A to Credit Agreement; Revolving Note.	(5)
	10.80.3	Exhibit B to Credit Agreement; Pledge Agreement.	(5)
	10.80.4	First Amendment to Credit Agreement between U.S. National Association and Emeritus Corporation
		dated July 20, 2004.	(1)
	10.80.5	Certificate As To Authorizing Resolutions And Incumbency Certificate dated July 20, 2004	(1)
	10.80.6	US Bank Line Of Credit Resolutions	(1)

Number		Description	Footnote

10.81	Grand Terrace, California
	10.81.1	Master Lease Agreement as of June 1, 2004 between Grand Terrace Assisted LP, a limited
		partnership organized under the laws of the State of Washington (“Landlord”) and Emeritus Corporation,
		a corporation organized under the laws of the State of Washington (“Tenant”)	(1)
10.82	Health Care Properties Investors, Inc.
	10.82.1	Contract Of Acquisition Between Emeritus Corporation and Health Care Property Investors, Inc., dated
		July 30, 2004.	(1)
	10.82.2	Fourth Amendment to Amended And Restated Master Lease (This “Amendment”) dated July 30 , 2004 (the
		“Effective Date”), among Health Care Property Investors, Inc., a Maryland corporation (“HCP”), HCPI Trust
		HCPI Trust, a Maryland real estate trust (“HCP Trust”), Emeritus Realty III, LLC, a Delaware limited
		liability company (“ER-III”), Emeritus Realty V, LLC, a Delaware limited liability company (“ER-V”),
		ESC-La Casa Grande, LLC, a Delaware limited liability company (“La Casa Grande”) and Texas HCP Holding,
		L.P., a Delaware limited partnership (“Texas HCP,” and together with HCP, HCP Trust, ER-III, ER-V and La
		Casa Grande, “Lessor”), on the one hand, and Emeritus Corporation, a Washington Corporation (“Emeritus”),
		ESC III, L.P., a Washington limited partnership d/b/a Texas-ESC III, L.P. (“Texas ESC”), Emeritus Properties
		II, Inc., a Washington corporation (“Emeritus II”), Emeritus Properties III, Inc., a Washington corporation
		(“Emeritus III”), Emeritus Properties V, Inc., a Washington Corporation (“Emeritus V”), Emeritus Properties
		XIV, LLC, a Washington Limited Liability Company (“Emeritus XIV"), ESC-Bozeman, LLC, a Washington
		Limited Liability Company (“ESC Bozeman”) and ESC-New Port Richey, LLC, A Washington Limited Liability
		Company (“ESC New Port Richey”) (collectively, As “Lessee”).	(1)
	10.82.3	Amendment of Loan Documents - Heritage Hills.	(1)
	10.82.4	Amended and Restated Secured Promissory Note - Heritage Hills.	(1)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated August 12, 2004.	(1)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated August 12, 2004.	(1)
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated August 12, 2004.	(1)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated August 12, 2004.	(1)
99.1	Press Releases
	99.1.1	Press Release dated April 23, 2004, announcing appointment of new directors.	(5)
	99.1.2	Press Release dated May 12, 2004, reports on first quarter 2004 results.	(4)
	99.1.3	Press Release dated August 2, 2004, announcing sale-leaseback of 11 communities	(1)
	99.1.4	Press Release dated August 12, 2004, reports on second quarter 2004 results.	(6)

(1)   Filed herewith.
(2)   Filed as an exhibit to a Form 8-K filed on January 14, 2004, and incorporated herein by reference.
(3)   Filed as an exhibit to a Form 8-K filed on April 12, 2004, and incorporated herein by reference.
(4)   Filed as an exhibit to a Form 8-K filed on May 13, 2004, and incorporated herein by reference.
(5)   Filed as an exhibit to a Form 10-Q filed on May 13, 2004, and incorporated herein by reference.
(6)   Filed as an exhibit to a Form 8-K filed on August 13, 2004, and incorporated herein by reference.

[The rest of this page is intentionally left blank]

(b) Reports on Form 8-K.

1.  A report on Form 8-K dated April 1, 2004, was filed on April 12, 2004, announcing the first part of a 24-community lease acquisition.

2.  A report on Form 8-K dated May 12, 2004, was filed on May 13, 2004, reporting on the first quarter 2004 results.

3.  A report on Form 8-K/A dated April 1, 2004, was filed on June 15, 2004, providing the audited financial statements for the 24-community lease acquisition and the required pro forma unaudited financial statements in conjunction therewith.

4.  A report on Form 8-K dated August 12, 2004, was filed on August 13, 2004, reporting on the second quarter 2004 results.

[The rest of this page is intentionally left blank]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004

                                        EMERITUS CORPORATION
                                                  (Registrant)

                        /s/ Raymond R. Brandstrom
                        Raymond R. Brandstrom, Vice President of Finance,
                        Chief Financial Officer, and Secretary

