Form 10-K/A
period 2003-12-31
EMERITUS CORP\WA\
filed 2005-01-27
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Washington	91-1605464
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3131 Elliott Avenue, Suite 500, Seattle, WA 98121
(Address of principal executive offices)

(206) 298-2909
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ☐      No   ☒
Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2003, was $24,497,029.
Aggregate market value of common voting stock held by non-affiliates of the registrant as of February 29, 2004, was $51,252,977.
    As of February 29, 2004, 10,303,035 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K (items 10-14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement filed on April 29, 2004.

Explanatory Note

This amendment on Form 10-K/A to Form 10-K of Emeritus Corporation, for the year ended December 31, 2003, incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This amendment includes a restatement, which changes Items 2, 6, 7, and 8 of Part I. See the Note (2) to our Consolidated Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-K filed on March 30, 2004.

We concluded that the restatement was necessary when we determined that (i) certain leases that had been accounted for as operating leases should have instead been accounted for as capital leases, (ii) certain other operating leases with rent escalator clauses required straight-line treatment of the base rent and estimated rent escalators, and (iii) a transaction that was accounted for under sale-leaseback accounting should have been accounted for as a financing. In addition, we are making certain other adjustments in these periods as described in Note (2) to our Consolidated Financial Statements.

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION

Definitions

Throughout this filing certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"VIE" refers to variable interest entity.
3.	"REIT" refers to real estate investment trust.
4.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
5.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.

PART I

ITEM 1. DESCRIPTION OF BUSINESS
Overview

Emeritus is one of the largest and most experienced national operators of assisted living residential communities. Assisted living communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.

At December 31, 2003, we operated, or had an interest in, 175 assisted living communities, consisting of approximately 14,845 units with a capacity for 18,208 residents, located in 32 states. These include 19 communities that we own, 109 communities that we lease, and 47 communities that we manage, including one in which we hold a joint venture interest.

We strive to provide a wide variety of assisted living services in a professionally managed environment that allows our residents to maintain dignity and independence. Our residents are typically unable to live independently, but do not require the intensive care provided in skilled nursing facilities. Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident’s individual service needs. We believe our residential assisted living communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities, while also providing peace of mind knowing that staff is available should the need arise. In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming are attractive to seniors who are inadequately served by independent living facilities.

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

Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia, based in part on local regulations.

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

*    Demographics. The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 5.5% from approximately 17.6 million in 2003 to approximately 18.6 million by the year 2010. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 18.5% from approximately 4.9 million in 2003 to 5.8 million by the year 2010. Furthermore, the number of persons afflicted with Alzheimer’s disease is also expected to grow in the coming years. According to data published in the August 2003 issue of the Archives of Neurology, an AMA publication, this population will increase 13.3% from the current 4.5 million to 5.1 million people by the year 2013. Because Alzheimer’s disease and other forms of dementia are more likely to occur as a person ages, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer’s disease and other forms of dementia in future years, absent breakthroughs in medical research.

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

*    Geographic Diversification and Regional Focus. We operate our communities in 32 states across the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary markets, which enables us to maximize operating efficiencies.

*    Experienced Management with Industry Relationships. Mr. Baty has more than 31 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that his experience and the relationships that he has developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday Retirement Corporation, an operator of independent living facilities, and Columbia-Pacific Group, Inc., an operator of independent living facilities and assisted living communities. In addition, our operating vice presidents have an average of 17 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

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

*    Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors in smaller cities and suburbs with populations of 50,000 to 150,000 persons. We believe that this “value-sensitive” segment of the senior community is the largest, broadest, and most stable. We think that these markets are receptive to the development of new assisted living communities and the expansion of existing communities.

Resident Services

Our assisted living communities offer residents a full range of services based on individual resident needs in a supportive “home-like” environment. By offering a full range of services, we can accommodate residents' needs. The services that we provide to our residents are designed to respond to their individual needs and to improve their quality of life.

Service Level	Type of Resident	Description of Care Provided
Basic services	All residents--independent, assisted living and those with Alzheimer’s and related dementia
We offer these basic services to our residents:

* three nutritious meals per day,

* social and recreational activities,

* weekly housekeeping and linen service,

* building maintenance, individual apartment maintenance, and grounds keeping,

* 24-hour emergency response and security,

* licensed nurses available to monitor and coordinate care needs and organize wellness activities, and

* transportation to appointments, excursions, etc.

Assisted living Services	Assisted living residents
Our assisted living services provided for each resident depend on the recommended level of care or assistance required by the individual. A thorough assessment of the individual's needs along with consultation with the resident, the resident's physician and the resident's family, determine the recommended level of care. The level of care is based on the degree of assistance he/she requires in several categories. Our categories of care include, but are not limited to:

* medication management and supervision,

* reminders for dining and recreational activities,

* assistance with bathing, dressing, and grooming,

* incontinence care and assistance,

* psycho-social support,

* dining assistance, and

* miscellaneous services (including diabetic management,
prescription medication reviews, transfers, and simple
treatments).

Special Care Program (Alzheimer’s & related dementia)	Residents with Alzheimer’s and related dementias
We have designed our Special Care program to meet the health, psychological, and social needs of our residents diagnosed with Alzheimer's or related dementia. In a manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs. Some of the key service areas that we focus on to provide the best care for our residents with Alzheimer's or related dementias center around:

* personalized environment,

* activities planned to support meaningful interactions,

* specialized dining and hydration programs,

* partnerships with families and significant others through support groups, one-on-one meetings, and educational forums,
behavior as communication.

Service Revenue Sources

We rely primarily on our residents’ ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. Inflation or other circumstances that adversely affect seniors’ ability to pay for assisted living services could therefore have an adverse effect on our business.

As third party reimbursement programs and other forms of payment continue to grow, we intend to pursue these alternative forms of payment, depending on the level of reimbursement provided in relation to the level of care provided. We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small. All sources of revenue other than residents’ private resources constitute less than 10% of our total revenues.

Management Activities

At December 31, 2003, we managed and provided administrative services to 47 assisted living communities under management agreements that typically provide for management fees ranging from 3% to 7% of gross revenues. Our management agreements generally have terms ranging from two to five years, and may be renewed or renegotiated at the expiration of the term. Management fees were approximately $10.2 million for 2003, although we expect that to be substantially less in 2004 because (i) we have acquired or leased a number of communities that we formerly managed in 2003, (ii) we expect to acquire or lease more of the managed communities in 2004 and, (iii) in July 2003, we ceased managing 12 communities for a third party. We have various categories of management agreements, including:

*	a management agreement covering 23 communities that is a continuing component of the Emeritrust I transaction referred to in "Item 7. Management's Discussion and Analysis, Significant 2003 and 2002 Transactions, Emeritrust Transactions, Emeritrust I Communities Management". This management agreement, which may be terminated by either party on 90 days notice, provides for a base fee of 3% of gross revenues and an additional fee of 4% of gross revenues to the extent of 50% of cash flow from the communities. In March 2004, this management agreement was amended to provide for a management fee of 5% of gross revenues.

*	management agreements covering 19 communities owned by entities controlled by Mr. Baty. We generally receive fees ranging from 4% to 6% of the gross revenues generated by the communities. We have announced that we have agreed to lease up to 13 of these communities and will operate them pursuant to the lease, which is scheduled for as early as March 31, 2004, and as late as the end of the second quarter 2004.

*	a management agreement covering one community owned by a joint venture in which we have a financial interest. We receive management fees of 6% of gross revenues.

*	management agreements covering three communities owned by independent third parties. We receive management fees ranging from 4% to 7% of gross revenues, or similar arrangements based on occupied capacity.

*	a management agreement covering one community owned by an independent third party. We receive management fees of the greater of $7,000 per month or 6% of gross revenue with opportunities to earn additional fees based on operating cash flow.

Upon completion of the transaction to lease up to 13 previously managed communities from Mr. Baty, we will continue to manage 34 communities, of which 23 are the Emeritrust I Communities under a management agreement that may be terminated by either party on 90 days notice. If either party exercises its option to terminate this management agreement, or if the management agreement expires on September 30, 2005, and is not renewed, our revenue from management fees will diminish substantially.

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

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Alabama
Galleria Oaks *	Birmingham	Oct-2002	71	107	Lease

Arizona
Arbor at Olive Grove *	Phoenix	Jun-1994	98	111	Lease
La Villita *	Phoenix	Jun-1994	92	92	Option/Manage
Loyalton of Flagstaff	Flagstaff	Jun-1999	61	67	Lease (5)
Loyalton of Phoenix	Phoenix	Jan-1999	101	111	Lease (5)
Scottsdale Royale ~	Scottsdale	Aug-1994	63	63	Own
Village Oaks at Chandler *	Chandler	Oct-2002	66	105	Lease
Village Oaks at Glendale *	Glendale	Oct-2002	66	105	Lease
Village Oaks at Mesa *	Mesa	Oct-2002	66	105	Lease

California
Creston Village *	Paso Robles	Feb-1998	100	110	Lease (5)
Emerald Hills	Auburn	Jun-1998	89	98	Lease
Fulton Villa	Stockton	Mar-1995	80	80	Own (2)
Loyalton of Folsom *	Folsom	Jan-2002	98	113	Manage
Loyalton of Rancho Solano *	Fairfield	Mar-1998	172	189	Lease (5)
The Palms at Loma Linda	Loma Linda	Dec-2003	140	220	Own (4)
The Springs at Oceanside *	Oceanside	Dec-2003	113	236	Own (4)
The Terrace *	Grand Terrace	Mar-1996	87	87	Option/Manage
Villa Del Rey	Escondido	Mar-1997	84	84	Own (2)

Colorado
Loyalton of Broadmoor	Colorado Springs	Dec-2003	37	45	Own (4)

Connecticut
Cold Spring Commons *	Rocky Hill	Apr-1997	80	88	Lease

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Delaware
Gardens at Whitechapel	Newark	Oct-1995	100	110	Option/Manage
Green Meadows at Dover *	Dover	Jul-1998	52	63	Lease

Florida
Barrington Place *	Lecanto	May-1996	79	120	Option/Manage
Beneva Park Club	Sarasota	Jul-1995	96	102	Option/Manage
College Park Club *	Bradenton	Jul-1995	85	93	Option/Manage
La Casa Grande *	New Port Richey	May-1997	200	235	Own (2)
Madison Glen	Clearwater	May-1996	135	154	Option/Manage
Park Club of Brandon	Brandon	Jul-1995	88	88	Lease (5)
Park Club of Fort Myers *	Ft. Myers	Jul-1995	77	82	Lease (5)
Park Club of Oakbridge *	Lakeland	Jul-1995	88	88	Lease (5)
River Oaks *	Englewood	May-1997	155	200	Own (2)
Springtree *	Sunrise	May-1996	179	246	Option/Manage
Stanford Centre *	Altamonte Springs	May-1997	118	180	Own (2)
The Colonial Park Club *	Sarasota	Aug-1996	88	90	Lease (5)
The Lakes *	Ft. Myers	Jun-2000	154	190	Manage
The Lodge at Mainlands *	Pinellas Park	Aug-1996	154	162	Option/Manage
The Pavillion at Crossing Pointe ~ *	Orlando	Jul-1995	174	190	Option/Manage
Village Oaks at Conway *	Orlando	Oct-2002	66	103	Lease
Village Oaks at Melbourne	Melbourne	Oct-2002	66	103	Lease
Village Oaks at Orange Park	Orange Park	Oct-2002	66	103	Lease
Village Oaks at Southpoint *	Jacksonville	Oct-2002	66	103	Lease
Village Oaks at Tuskawilla	Winter Springs	Oct-2002	66	105	Lease

Idaho
Highland Hills	Pocatello	Oct-1996	49	55	Lease (5)
Juniper Meadows	Lewiston	Nov-1997	82	90	Own (2)
Loyalton of Coeur d'Alene ~	Coeur d' Alene	Mar-1996	108	114	Lease (5)
Ridge Wind	Chubbuck	Aug-1996	80	106	Lease (5)
Summer Wind	Boise	Sep-1995	49	53	Lease

Illinois
Canterbury Ridge *	Urbana	Nov-1998	101	111	Lease (5)
Loyalton of Rockford *	Rockford	Jun-2000	100	110	Manage

Indiana
Meridian Oaks *	Indianapolis	Oct-2002	77	111	Lease
Village Oaks at Fort Wayne *	Fort Wayne	Oct-2002	66	105	Lease
Village Oaks at Greenwood *	Indianapolis	Oct-2002	66	105	Lease

Iowa
Silver Pines *	Cedar Rapids	Jan-1995	80	80	Own (2)

Kansas
Elm Grove Estates *	Hutchinson	Apr-1997	121	133	Option/Manage
Liberal Springs	Liberal	Dec-2003	44	56	Own (4)
The Fairways of Augusta	Augusta	Dec-2003	21	27	Own (4)

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Kentucky
Stonecreek Lodge	Louisville	Apr-1997	80	88	Lease

Louisiana
Kingsley Place at Alexandria *	Alexandria	May-2002	80	96	Lease
Kingsley Place at Lafayette *	Lafayette	May-2002	80	96	Lease
Kingsley Place at Lake Charles *	Lake Charles	May-2002	80	96	Lease
Kingsley Place at Shreveport *	Shreveport	May-2002	80	80	Lease

Maryland
Emerald Estates *	Baltimore	Oct-1999	120	134	Manage
Loyalton of Hagerstown	Hagerstown	Jul-1999	100	110	Lease (5)

Massachusetts
Canterbury Woods *	Attleboro	Jun-2000	130	130	Manage
Meadow Lodge at Drum Hill	Chelmsford	Aug-1997	80	88	Lease (3)
The Lodge at Eddy Pond	Auburn	Jan-2000	108	110	Own (2)
The Pines at Tewksbury *	Tewksbury	Jan-1996	49	65	Lease (5)
Woods at Eddy Pond	Auburn	Mar-1997	80	88	Lease

Mississippi
Loyalton of Biloxi *	Biloxi	Jan-1999	83	91	Lease
Loyalton of Hattiesburg	Hattiesburg	Jul-1999	79	83	Lease (5)
Ridgeland Pointe *	Ridgeland	Aug-1997	79	87	Lease (3)
Silverleaf Manor	Meridian	Jul-1998	101	111	Manage
Trace Point *	Clinton	Oct-1999	100	110	Manage

Missouri
Autumn Ridge ~	Herculaneum	Jun-1997	94	94	Manage

Montana
Springmeadows Residence	Bozeman	Apr-1997	74	81	Own (2)

Nevada
Concorde	Las Vegas	Nov-1996	116	128	Own (2)
Village Oaks at Las Vegas	Las Vegas	Oct-2002	66	105	Lease
The Seasons *	Reno	Feb-2002	94	109	Manage

New Jersey
Laurel Lake Estates *	Voorhees	Jul-1995	117	119	Lease
Loyalton of Cape May	Cape May	May-2001	100	110	Manage

New York
Bassett Manor * (1)	Williamsville	Nov-1996	103	105	Lease
Bassett Park Manor (1)	Williamsville	Nov-1996	78	80	Lease
Bellevue Manor * (1)	Syracuse	Nov-1996	90	90	Lease
Colonie Manor (1)	Latham	Nov-1996	94	94	Lease
East Side Manor (1)	Fayetteville	Nov-1996	80	88	Lease
Green Meadows at Painted Post (1)	Painted Post	Oct-1995	73	96	Lease
Loyalton of Lakewood	Lakewood	Jul-1999	83	91	Lease (5)

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Perinton Park Manor (1)	Fairport	Nov-1996	78	86	Lease
The Landing at Brockport *	Brockport	Jul-1999	84	92	Manage
The Landing at Queensbury *	Queensbury	Nov-1999	84	92	Manage
West Side Manor - Liverpool (1)	Liverpool	Nov-1996	78	80	Lease
West Side Manor - Rochester (1)	Rochester	Nov-1996	72	72	Lease
Woodland Manor (1)	Vestal	Nov-1996	60	116	Lease

North Carolina
Heritage Hills Retirement	Hendersonville	Feb-1996	99	99	Own
Heritage Lodge Assisted Living	Hendersonville	Feb-1996	20	24	Lease
Loyalton of Greensboro	Greensboro	May-2003	50	70	Lease
Pine Park Retirement ~	Hendersonville	Feb-1996	110	110	Lease
The Pines of Goldsboro	Goldsboro	Sep-1998	101	111	Manage

Ohio
Brookside Estates *	Middleberg Heights	Sep-1998	99	101	Option/Manage
Loyalton of Ravenna	Ravenna	May-2003	55	60	Lease
Park Lane ~	Toledo	Jan-1998	92	101	Manage
The Landing at Canton *	Canton	Aug-2000	84	92	Manage

Oregon
Meadowbrook	Ontario	Jun-1995	53	55	Lease (5)

Pennsylvania
Green Meadows at Allentown *	Allentown	Oct-1995	76	97	Lease
Green Meadows at Latrobe *	Latrobe	Oct-1995	84	125	Lease
Loyalton of Bloomsburg	Bloomsburg	May-2003	46	67	Lease
Loyalton of Creekview *	Mechanicsburg	May-2003	101	120	Lease
Loyalton of Harrisburg	Harrisburg	May-2003	47	65	Lease

South Carolina
Anderson Place - Cottages	Anderson	Oct-1996	75	75	Lease (5)
Anderson Place - Nursing Home	Anderson	Oct-1996	22	44	Lease (5)
Anderson Place - Summer House #	Anderson	Oct-1996	30	40	Lease (5)
Bellaire Place	Greenville	May-1997	81	89	Option/Manage
Countryside Park	Easley	Feb-1996	48	66	Lease
Countryside Village Assisted Living	Easley	Feb-1996	48	78	Lease
Countryside Village Health Center # *	Easley	Feb-1996	24	44	Lease
Countryside Village Retirement	Easley	Feb-1996	72	75	Lease
Skylyn Health Center # *	Spartanburg	Feb-1996	26	48	Lease
Skylyn Personal Care	Spartanburg	Feb-1996	115	131	Lease
Skylyn Retirement	Spartanburg	Feb-1996	120	120	Lease
The Willows at York *	York	Sep-1999	82	164	Manage

Tennessee
Walking Horse Meadows *	Clarkesville	Jun-1997	50	55	Option/Manage

Texas
Amber Oaks	San Antonio	Apr-1997	163	275	Lease
Beckett Meadows *	Austin	Oct-2002	72	72	Manage

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Cambria Lodge *	El Paso	Sep-1996	79	87	Lease
Champion Oaks	Houston	Oct-2002	48	84	Lease
Collin Oaks *	Plano	Oct-2002	78	112	Lease
Dowlen Oaks	Beaumont	Dec-1996	79	87	Option/Manage
Eastman Estates	Longview	Jun-1997	70	77	Option/Manage
Elmbrook Estates	Lubbock	Dec-1996	79	87	Lease (5)
Hamilton House *	San Antonio	Sep-2002	111	123	Lease
Kingsley Place at Henderson *	Henderson	May-2002	57	101	Lease (5)
Kingsley Place at Oakwell Farms *	San Antonio	May-2002	80	160	Lease (5)
Kingsley Place at Stonebridge Ranch *	McKinney	May-2002	80	166	Lease (5)
Kingsley Place at the Medical Center *	San Antonio	May-2002	80	160	Lease (5)
Lakeridge Place *	Wichita Falls	Jun-1997	79	87	Option/Manage
Loyalton of Austin *	Austin	Oct-2002	76	111	Lease
Loyalton of Lake Highlands *	Dallas	Oct-2002	78	112	Lease
Meadowlands Terrace	Waco	Jun-1997	71	78	Option/Manage
Memorial Oaks *	Houston	Oct-2002	68	105	Lease
Myrtlewood Estates *	San Angelo	May-1997	79	87	Option/Manage
Redwood Springs	San Marcos	Apr-1997	90	90	Lease
Saddleridge Lodge	Midland	Dec-1996	79	87	Option/Manage
Seville Estates *	Amarillo	Mar-1997	50	55	Option/Manage
Sherwood Place	Odessa	Sep-1996	79	87	Lease
Sugar Land Oaks *	Sugar Land	Oct-2002	75	110	Lease
Tanglewood Oaks *	Fort Worth	Oct-2002	78	112	Lease
The Palisades	El Paso	Apr-1997	158	215	Lease
Vickery Towers at Belmont ~	Dallas	Apr-1995	301	331	Manage
Village Oaks at Cielo Vista	El Paso	Oct-2002	66	105	Lease
Village Oaks at Farmers Branch *	Farmers Branch	Oct-2002	66	105	Lease
Village Oaks at Hollywood Park *	San Antonio	Oct-2002	66	105	Lease
Woodbridge Estates	San Antonio	Oct-2002	78	112	Lease

Utah
Emeritus Estates *	Ogden	Feb-1998	83	91	Option/Manage

Virginia
Cobblestones at Fairmont	Manassas	Sep-1996	75	82	Lease (3)
Loyalton of Danville	Danville	May-2003	68	120	Lease
Loyalton of Harrisonburg	Harrisonburg	May-2003	57	114	Lease
Loyalton of Roanoke	Roanoke	May-2003	65	118	Lease
Loyalton of Staunton	Staunton	Jul-1999	101	111	Lease (5)
Wilburn Gardens *	Fredericksburg	Jan-1999	101	111	Manage

Washington
Arbor Place at Silverlake	Everett	Jun-1999	101	111	Manage
Cooper George ~	Spokane	Jun-1996	140	158	Partnership
Emeritus Oaks of Silverdale *	Silverdale	Nov-2003	46	52	Lease
Evergreen Lodge	Federal Way	Apr-1996	98	124	Lease (5)
Fairhaven Estates	Bellingham	Oct-1996	50	55	Lease (5)
Garrison Creek Lodge	Walla Walla	Jun-1996	80	88	Lease
Harbour Pointe Shores	Ocean Shores	Feb-1997	50	55	Option/Manage
Hearthside of Issaquah *	Issaquah	Feb-2000	98	98	Own

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Kirkland Lodge at Lakeside	Kirkland	Mar-1996	74	84	Lease (3)
Regent Court at Kent *	Kent	Jan-2002	24	48	Manage
Renton Villa	Renton	Sep-1993	79	97	Lease
Richland Gardens	Richland	May-1998	100	110	Manage
Seabrook	Everett	Jun-1994	60	62	Lease
The Courtyard at the Willows	Puyallup	Sep-1997	101	111	Own (2)
The Hearthstone	Moses Lake	Nov-1996	84	92	Lease (5)

West Virginia
Charleston Gardens *	Charleston	Aug-2001	100	132	Manage

Total Operating Communities	175		14,845	18,208

~	Currently offers independent living services.

#	Currently operates as a skilled nursing facility.

*	Currently offers memory loss (Alzheimer's or related dementia) care.

(a)	A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b)	“Beds” reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community’s license.

(1)	We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent party.

(2)	As part of a refinancing agreement, we transferred all long-term assets and liabilities related to these properties to Emeritus Realty Corporation, a wholly owned subsidiary of Emeritus included in the consolidated financial statements. Notwithstanding consolidation for financial statement purposes, it is management's intention that Emeritus Realty Corporation be a separate legal entity wherein the assets and liabilities are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of Emeritus Realty Corporation, except as otherwise provided in connection with the financing agreement.

(3)	These four leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us. See Note (2) to our consolidated financial statements for additional discussion.

(4)	Due to financing requirements, these assets continue to be held by one of our wholly owned subsidiaries. It is management's intention that the assets and liabilities of the subsidiary are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiary except as otherwise provided in connection with these financing requirements.

(5)	Leases for these communities are accounted for as capital leases. For communities under capital leases arrangements, a liability is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. See Note (2) to our consolidated financial statements for additional discussion.

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

Name	Age	Position

Daniel R. Baty	60	Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom	51	Vice President of Finance, Secretary,
		and Chief Financial Officer
Gary S. Becker	56	Senior Vice President of Operations
Martin D. Roffe	56	Vice President, Financial Planning
Suzette McCanless	55	Vice President, Operations -- Eastern Division
Russell G. Kubik	50	Vice President, Operations -- Central Division
P. Kacy Kang	36	Vice President, Operations -- Western Division
Christopher M. Belford	42	Vice President, Operations -- Great Lakes Division
Susan A. Scherr	55	Vice President of Signature Services

Daniel R. Baty, one of Emeritus’s founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Management, Inc. Both of these companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market.

Raymond R. Brandstrom, one of Emeritus’s founders, has served as a director since its inception in 1993 and as Vice Chairman of the Board from March 1999 until March 2000. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus’s President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer, and Secretary of Emeritus. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company affiliated with Mr. Baty that is engaged in the production and sale of table wines.

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

Susan A. Scherr joined Emeritus as a Regional Support Specialist in October 1997 and was promoted to Director of Signature Services and a member of the Emeritus Senior Management team in December 1999. In April 2001, she became Vice President of Signature Services, providing leadership and direction to Emeritus through Sales and Marketing, Education and Training, Dining Services, and Wellness and Activities Programming. Ms. Scherr brings to Emeritus more than 19 years’ experience in the assisted living, acute and skilled care, and hospice/home health care industries. Prior to her association with Emeritus, she worked with SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. and Jerry Erwin & Associates, an assisted living company.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the American Stock Exchange under the symbol “ESC” since November 21, 1995, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on AMEX.

	High	Low

2003
First Quarter	$5.78	$3.60
Second Quarter	$4.49	$3.44
Third Quarter	$8.09	$3.85
Fourth Quarter	$8.50	$5.90

2002
First Quarter	$5.22	$2.05
Second Quarter	$5.00	$3.80
Third Quarter	$4.50	$1.70
Fourth Quarter	$5.68	$1.70

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" as restated and "Consolidated Balance Sheet Data" as restated for, and as of the end of, each of the years in the five-year period ended December 31, 2003, are derived from the consolidated financial statements of Emeritus Corporation. The restated consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, are included elsewhere in this document. This selected financial data contains certain financial information that has been restated. See Note (2) to our consolidated financial statements for further discussion of this matter. However, Note (2) does not address the changes in the statements of operations data for 2000 and 1999, nor the balance sheet data for 2001, 2000, and 1999. The restatement for those periods resulted in decreased operating revenues of $535,000 in 2000 and increased operating revenues of $226,000 in 1999. Facility lease expense and total operating expenses increased by $489,000 and $518,000, in 2000 and 1999, respectively. Net loss increased by $1.0 million and $293,000 in 2000 and 1999, respectively. The restatement also resulted in an increase in deferred revenue of $1.5 million, $1.2 million, and $686,000, in 2001, 2000, and 1999, respectively; an increase in deferred rent of $3.0 million, $2.5 million, and $2.0 million in 2001, 2000, and 1999, respectively; and an increase in accumulated deficit of $4.5 million, $3.7 million, and $2.7 million in 2001, 2000, and 1999, respectively. The opening balance sheet has been adjusted for the effect of all adjustments prior to 1999, which included an increase in deferred revenue of $912,000, an increase in deferred rent of $1.5 million, and an increase in accumulated deficit of $2.4 million.

	Year Ended December 31,
	2003	2002	2001	2000	1999
X	As restated
Consolidated Statements of Operations Data:	(In thousands, except per share data)
Total operating revenues	$206,657	$154,656	$140,272	$124,657	$122,867
Total operating expenses	197,612	151,490	133,559	126,394	125,848
Income (loss) from operations	9,045	3,166	6,713	(1,737)	(2,981)
Net other expense	(16,708)	(9,621)	(11,735)	(21,223)	(18,349)
Loss before income taxes	(7,663)	(6,455)	(5,022)	(22,960)	(21,330)
Provision for income taxes	(418)	-	-	-	-
Net loss	(8,081)	(6,455)	(5,022)	(22,960)	(21,330)
Preferred stock dividends	(6,238)	(7,343)	(6,368)	(5,327)	(2,250)
Gain on repurchase of Series A preferred stock	14,523	-	-	-	-
Net income (loss) to common shareholders	$204	$(13,798)	$(11,390)	$(28,287)	$(23,580)

Net income (loss) per common share:
Basic	$0.02	$(1.35)	$(1.12)	$(2.80)	$(2.25)
Diluted	$0.02	$(1.35)	$(1.12)	$(2.80)	$(2.25)

Weighted average number of common shares outstanding:
Basic	10,255	10,207	10,162	10,117	10,469
Diluted	11,521	10,207	10,162	10,117	10,469

Consolidated Operating Data:
Communities in which we have an interest	175	180	133	135	129
Number of units	14,845	15,762	12,248	12,412	11,726

	December 31,
	2003	2002	2001	2000	1999
	As restated
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$6,368	$7,301	$10,194	$7,496	$12,860
Working capital (deficit)	(38,285)	(27,197)	(13,627)	(82,389)	6,142
Total assets	389,794	204,241	168,811	178,079	198,370
Long-term debt, less current portion	136,388	119,887	131,070	60,499	128,319
Capital lease and financing obligations, less current portion	215,324	40,949	-	-	-
Convertible debentures	32,000	32,000	32,000	32,000	32,000
Redeemable preferred stock	-	25,000	25,000	25,000	25,000
Shareholders' deficit	(86,927)	(89,834)	(78,677)	(69,551)	(40,014)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note (2) to the consolidated financial statements for a discussion of this matter.

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

We believe that the health of the assisted living industry is improving and that there are developing opportunities to improve occupancy and adjust rates, as well as greater access to capital. In light of these perceptions, we have completed several leases and acquisitions in the last two years and have, and are continuing, to convert managed communities to owned or lease communities where opportunities are available. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively, primarily through the lease of 24 communities formerly operated by Marriott and through other selected leases and acquisitions. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2004 we expect to continue reviewing acquisition opportunities and seeking to take ownership or lease positions in communities that we manage. To this end, we have announced a proposed lease of up to 13 communities that we formerly managed, a second lease of nine memory loss facilities, and a lease of two other communities.

The following table sets forth a summary of our property interests.

	As of December 31,		As of December 31,		As of December 31
	2003		2002		2001
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)(2)	19	1,813	17	1,687	16	1,579
Leased (1) (2)	109	8,303	67	5,279	42	3,444
Managed/Admin Services (3) (4)	46	4,589	94	8,577	70	6,620
Joint Venture/Partnership (5)	1	140	2	219	5	605
Operated Portfolio	175	14,845	180	15,762	133	12,248

Percentage increase (decrease)	(2.8%)	(5.8%)	35.3%	28.7%	(1.5%)	(1.3%)
--------
(1) Included in our consolidated portfolio of communities.
(2) Of the leased communities at the end of 2003, 76 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 29 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining four leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us. See Note (2) to our consolidated financial statements for additional discussion. There were 63 operating and 4 capital leases at the end of 2002. All leased communities at the end of 2001 were operating leases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

In evaluating the rate component, we generally rely on the average monthly revenue per unit, computed by dividing the total revenue for a particular period by the average number of occupied units determined on a monthly basis for the same period. In evaluating the occupancy component, we generally rely on the an average occupancy rate, computed by dividing the average units available, determined on a monthly basis, during a particular period by the average number of units occupied, determined on a monthly basis, during the period. In October 2002, we leased 24 buildings (with approximately 1,650 units) and in March 2003, we leased eight buildings (with approximately 489 units). At the time these groups of communities were leased, they had different rate and occupancy characteristics and, therefore, have a distorting effect on the rate and occupancy comparisons between 2002 and 2003. As a consequence, the comparison including and excluding these communities is presented below. We evaluate these and other operating components for our consolidated portfolio, which included the communities we own and lease, and our operating portfolio, which also includes the communities we manage as if we were the owner or lessor.

In our consolidated portfolio, our average monthly revenue per unit increased from $2,400 in 2001 to $2,577 in 2002 and to $2,767 in 2003. These changes represented increases of 7.4% for both of the two years. Excluding the acquisition communities referred to above, the corresponding changes were 6.3% for 2002 and 5.6% for 2003. We believe that these improvements were a consequence of a carefully designed rate enhancement program that we began implementing in 2000.

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

Since our inception in 1993, we have incurred operating losses and as of December 31, 2003, we had an accumulated deficit of approximately $159.8 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion that did not materialize and occupancy rates that have declined and remained lower for longer periods than we anticipated.

Significant 2003 and 2002 Transactions

In 2003 we substantially increased the number of communities we lease, reduced the number of communities we manage, repurchased all of our outstanding Series A Preferred Stock and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to us. A master lease covers the Emeritrust II communities and four other communities originally leased from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheet totaling approximately $121.3 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a triple-net lease, with annual base rent of $14.6 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The REIT also provided $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT as described below under "Debt Consolidation." As part of the transaction, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. We included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs that we will amortize over the life of the lease.

Additional Information. The history and additional detail relating to transactions involving the Emeritrust communities is contained in our Form 8-K filed with the Securities and Exchange Commission on October 14, 2003. Mr. Baty held financial interests in the Emeritrust investor groups and had certain obligations under the Emeritrust financing arrangements and in the transactions completed in 2003. These are also described in detail in this Form 8-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Repurchase of Series A Preferred Stock

In a two-part transaction that was completed August 28, 2003, we repurchased all the outstanding shares of our Series A Preferred Stock for an aggregate purchase price of $20.5 million. The Series A Preferred Stock had been issued originally in October 1997 for $25.0 million. As a part of the repurchase, the holder of the Series A Preferred Stock waived approximately $10.1 million in accrued and unpaid dividends. As a result of the transaction, we recognized a gain of approximately $14.5 million. Just prior to the repurchase, the Series A Preferred Stock was accruing compounded, cumulative dividends of approximately $3.7 million annually, with mandatory redemption in October 2004 at a price of $25 million plus accrued and unpaid dividends. In completing the repurchase, we avoided these future obligations. We obtained the funds to complete the repurchase through three related transactions.

The first transaction involved three communities that we leased. Prior to this transaction, we also held notes receivable in the aggregate amount of $4.4 million that were secured by the same three communities and under which we received interest of approximately $144,000 annually. In the transaction, the communities were transferred to a REIT, which became the new owner and lessor, and we received net proceeds of $10.2 million in repayment of the notes we held and in exchange for our related security and other property interests in the communities. The transfer of the communities was subject to our leases, the terms of which did not change. Because we disposed of our notes, we will no longer receive the interest we formerly did. We recognized a deferred gain of approximately $8.5 million, which we will amortize over the remaining life of the leases.

The second transaction, with the same REIT, involved the sale-leaseback of four communities, three of which we owned and one of which we held a 50% joint venture interest, resulting in net proceeds of $6.6 million. The lease is for a 15-year term with a 15-year extension, is a triple-net lease requiring us to pay all expenses associated with the communities, and provides for a base annual rent of approximately $3.5 million, with periodic escalators. Prior to this transaction, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million, which was assumed by the REIT in the sale. As a part of the assumption, we provided a letter of credit against the default of the underlying debt and continued a security interest in community receivables and limited guarantees in favor of the debt holder. These features of the transaction constitute continuing involvement for accounting purposes, preclude sale-leaseback accounting, and require us to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to the REIT and their subsequent leasing by us, our consolidated financial statements continue to reflect the communities as owned and we have established a financing obligation equal to the purchase price of approximately $34.6 million.

The third transaction, again with the same REIT, was a mortgage loan for $7.5 million secured by our leasehold interest in the seven communities involved in the first two transactions. The debt matured in August 2006 and required monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the REIT, as discussed below under "Debt Consolidation".

Lease of Eight Communities in May 2003

In May 2003, we entered into an operating lease with a REIT covering eight assisted living communities in four states containing an aggregate of 489 units. The lease is for an initial 10-year period with three 5-year extensions and includes an option to acquire the communities during the second year for a price of $42.2 million and during the third year at the same price plus a 3% premium. We believe this option exercise price is currently well above fair value based on current operations. Under the lease we have a right of first opportunity to purchase any of the properties if the owner decides to sell. The lease is a triple-net operating lease, with annual base rental of $3.45 million, and rent adjustments at the end of the first and second lease years based on a percentage of any increase in operating revenues, with an aggregate annual limit of $275,000, and adjustments each year thereafter based on increases in the consumer price index. The REIT has agreed to fund up to $500,000 for capital expenditures, with amounts added to the lease base and option price, and has provided us a 10-year working capital loan for $600,000, with interest at 10% per annum payable monthly.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease of Eight Communities from Baty

In April 2002, we entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities for the assumption of the mortgage debt relating to the owned community and the lease obligations relating to the leased communities. The eight communities, comprising 617 units in Louisiana and Texas, had been previously operated by Horizon Bay Management L.L.C. In May 2002, we assigned our rights under these agreements to entities wholly owned by Mr. Baty and entered into five-year management agreements expiring April 30, 2007, with the Baty entities providing for a management fee of 5% of gross revenue. As a part of these agreements, we had the right to reacquire the one community and seven leased communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying the Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the original agreements of acquisition with the Baty entities, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the closing. Under the management agreements with the Baty entities, we agreed to fund any operating losses in excess of these limits over the five-year management term. In late 2002, the Baty entities and Horizon Bay altered their agreement relating to operating losses whereby (i) Horizon Bay paid the Baty entities $2 million and (ii) the Baty entities waived any further funding by Horizon of operating losses of the communities.

On September 30, 2003, we entered into an agreement to lease the eight Horizon Bay communities. Under the agreement, the Baty entities assigned, and we assumed, the existing leases relating to seven of the facilities, which were leased from two different lessors. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, we leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). The debt that is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that he may acquire and lease to us, as described below. Annual rent relating to the eight communities is estimated at $4.6 million, with annual adjustments based upon changes in the consumer price level index. We will pay the Baty Entities approximately $70,000, which represents their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between the Baty Entities and us. Although this transaction closed December 31, 2003, the economic and financial terms were effective June 30, 2003. Four of these facilities are capital leases resulting in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheets totaling approximately $23.6 million.

Fretus Lease.

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

The Fretus lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for us to purchase the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee to us. The lease is a triple-net operating lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $24.8 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rental is approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold, commencing with the thirteenth month of the lease. The Properties in this lease transaction are all purpose-built assisted living communities in which we plan to offer both assisted and memory loss services in selected communities. Rent expense under the Fretus lease was $5.8 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

March 2002 Lease of Four Communities.

In March 2002, we entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which we previously held an ownership interest in and two of which we previously leased from another lessor. A Baty-related entity held a 50% economic interest in one of the communities in which we had an interest. Preceding the HC REIT transaction, we purchased the Baty-related entity's economic interest for our investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. The other community in which we had an interest was 50% owned by an outside investor. Also preceding the HC REIT transaction, we purchased the remaining 50% interest in this community for $2.65 million. Subsequent to the two purchase transactions, we entered into a master lease arrangement for all four communities and recognized a net loss of approximately $530,000, which is recorded in “Other, net” in the consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, we have a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0 million, that will both be amortized over the lease period of 15 years. These leases were accounted for as capital leases in which we established on our balance sheet a capital lease obligation of $42.8 million and a corresponding long-term assets under property and equipment of the same amount. The statement of operations includes charges for depreciation and interest, as well as principal payments, based on this asset and liability.

Debt Consolidation

The REIT that financed the Emeritrust II transaction already held $6.8 million of our leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two financings, together with the $11.5 million leasehold mortgage financing related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at our option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios.

Alterra Transactions

In December 2003, we invested $7.7 million in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin, that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operates 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and us. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the entity controlled by Mr. Baty and us.

On December 31, 2003, independent of the LLC, we acquired five assisted living communities, containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes the transactions described above:

	Owned	Leased		Managed

December 31, 2002	18	67		95

Emeritrust I Communities Management	-	-		(2

Sale-leaseback in connection with
repurchase of the Series A Preferred Stock	(4)	4	*	-

Emeritrust II Communities Lease	-	21	***	(21

Lease of Eight Communities in May	-	8		-

Lease of Eight Communities from Baty	-	8	****	(8

Five Community Mortgage Assumption	5	-		-

Other Transactions	-	1		(17	**
December 31, 2003	19	109		47

* These four leased communities are reflected in our restated consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us. See Note (2) to our consolidated financial statements for additional discussion.

** includes two communities not elsewhere discussed

*** These 21 leases are accounted for as capital leases in our restated consolidated financial statements.

**** Four of these eight communities are reflected in our restated consolidated financial statements as capital leases.

[The remainder of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restatement

During November 2004, we determined that the accounting treatment for a number of our leases was incorrect and that the necessary corrections would require restatement of our financial statements. At December 31, 2003, we leased 109 communities. The accounting corrections are as follows:

(a)    In the past, substantially all of our leases have been accounted for as operating leases. Leases for 25 communities, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease. Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases. Accordingly, these leases have been accounted for as capital leases in the restated financial statements. Under capital lease accounting, we establish on our balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations, over the lease term and a corresponding long-term asset. Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease. Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases. The effect of these provisions results in an increase in property and equipment of $161.3 million and $40.7 million at December 31, 2003 and 2002, respectively; an increase in capital lease and financing obligations of $163.1 million and $42.1 million at December 31, 2003 and 2002, respectively; an increase in deferred gain of $2.7 million and zero at December 31, 2003 and 2002, respectively; an increase in depreciation and amortization of $4.9 million, $2.1 million, and zero for the years ended December 31, 2003, 2002, and 2001, respectively; a decrease in facility lease expense of $6.9 million, $3.1 million, and zero for the years ended December 31, 2003, 2002, and 2001, respectively; an increase in interest expense of $5.1 million, $2.4 million, and zero for the years ended December 31, 2003, 2002, and 2001, respectively; and an increase in other, net income of $45,000, zero, and zero for the years ended December 31, 2003, 2002, and 2001, respectively.

(b)    In the past, our statements of operations have included the actual rent paid under operating leases as facility lease expense. However, leases for 17 of our communities that continue to be treated as operating leases in the restated financial statements contain rent escalation provisions, which require annual increases in rent based on the lesser of a fixed amount or various formulae related to the consumer price index. Under accounting principles generally accepted in the United States, to the extent there is a high level of certainty that the fixed increase under the lease will be met, we are required to account for the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective lease and less facility lease expense than actual rent paid in the later years of the lease. In addition, leases for 4 communities are being accounted for as capital leases because the inclusion of fixed annual increases in lease payments causes the leases to fail the quantitative test for operating leases. The effect of straight lining the total rent resulted in an increase in deferred rent of $3.8 million and $3.2 million at December 31, 2003 and 2002, respectively and net increase in facility lease expense of $550,000, $344,000, and $483,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The capital lease transaction for the 4 communities discussed above was consummated on December 31, 2003, and has resulted in an increase in property and equipment of $23.6 million and related financing obligation of $23.6 million, an increase in deferred gain of $119,000 and $127,000 at December 31, 2003 and 2002, respectively; and an increase in other, net income of $9,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively.

(c)    A September 2003 transaction that we had accounted for under sale-leaseback accounting should have been accounted for as a financing. The transaction consisted of a sale of four communities to a REIT, which assumed the existing debt related to the communities and in turn leased the communities to us for an initial term of 15 years with one 15-year option to renew. As a part of the transaction, we provided a letter of credit against the default of the underlying debt and continued to provide a security interest in community receivables and limited guarantees in favor of the debt holder. These transaction features constitute continuing involvement in the communities and preclude sale-leaseback accounting under accounting principles, generally accepted in the United States. As a result, we are required to account for this transaction as a financing. Under finance accounting, our balance sheet will continue to reflect the communities as assets and establish a financing obligation as a liability equal to the debt assumed by the REIT and cash received from the REIT, notwithstanding the legal sale of the communities. Our statement of operations will include depreciation of the communities and interest on the financing obligation as expenses. Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements. The effect of these provisions results in a change in our balance sheet at December 31, 2003 and our statement of operations for the year ending December 31, 2003, only. There was an increase in property and equipment of $24.2 million, an increase in capital lease and financing obligations of $34.4 million, a decrease in deferred gain of $9.7 million, an increase in depreciation and amortization of $221,000, a decrease in facility lease expense of $884,000, an increase in interest expense of $1.0 million, and an increase in other, net expense of $165,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(d)    In 2001 and prior years, we recognized nonrefundable move-in fees at the time the resident occupied the unit and the related services were performed. In 2002, we began charging significantly higher fees for move-ins than were previously charged. Therefore, in June 2002, we instituted a policy consistent with SEC Staff Accounting Bulletin 101 “Revenue Recognition”, to defer such fees and recognize them over the average period of occupancy, approximately 16 months, and made a cumulative adjustment to defer revenues in the amount of $1.8 million. As part of the restatement, we have adjusted the deferred revenues for periods prior to 2002 to be in conformance with SEC Staff Accounting Bulletin 101. This resulted in revenues increasing by $1.5 million for the year ended December 31 2002, and decreasing by $305,000 for the year ended December 31, 2001. The restatement had no effect on revenues for the year ended December 31, 2003.

(e)    We are also correcting three other items that occurred in the restatement periods. We are restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. We are also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt, starting from December 2002. Finally, we are restating the accounting for a deferred compensation plan that had been accounted for on a net basis. The adjustment results in the recording of a long-term deferred compensation liability and a corresponding investment representing trading securities held for this plan. These items were originally discovered and corrected in the Company’s Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in an increase in short-term investments of $987,000 and $421,000 at December 31, 2003 and 2002, respectively; an increase in lease acquisition costs of $1.1 million at December 31, 2003; an increase in other accrued liabilities of $176,000 and $14,000 at December 31, 2003 and 2002, respectively; an increase in long-term liabilities of $987,000 and $421,000 at December 31, 2003 and 2002, respectively; and increase in additional paid-in capital of $1.2 million at December 31, 2003; an increase in depreciation and amortization of $20,000 for the year ended December 31, 2003; and an increase in interest expense of $163,000 and $14,000 for the years ended December 31, 2003 and 2002, respectively.

A summary of the significant effect of the restatement is as follows (in thousands except per share data):

	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2002
Balance Sheets	As originally reported	As restated	As originally reported	As restated
Short-term investments	$-	$987	$2,759	$3,180
Total current assets	$17,761	$18,748	$20,569	$20,990
Property and equipment, net	$117,546	$326,595	$119,583	$160,244
Lease acquisition costs, net	$19,052	$20,223	N/C	N/C
Total assets	$178,587	$389,794	$163,159	$204,241
Current portion of capital lease and financing obligations	$-	$5,735	$-	$1,119
Other accrued expenses	$7,941	$8,117	$9,080	$9,094
Total current liabilities	$51,122	$57,033	$47,054	$48,187
Capital lease and financing obligations	$-	$215,324	$-	$40,949
Deferred gain on sale of communities	$37,389	$30,438	$20,324	$20,451
Deferred rent	$263	$4,032	$2,508	$5,728
Other long-term liabilities	$519	$1,506	$894	$1,315
Total liabilities	$257,681	$476,721	$222,667	$268,517
Additional paid-in capital	$71,703	$72,894	N/C	N/C
Accumulated deficit	$(150,798)	$(159,822)	$(155,258)	$(160,026)
Total shareholders' deficit	$(79,094)	$(86,927)	$(85,066)	$(89,834)
Total liabilities and shareholders' deficit	$178,587	$389,794	$163,159	$204,241

Note: N/C means there was no change between what was originally reported and as restated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

		Year Ended December 31,
	2003	2003	2002	2002	2001	2001
Statements of Operations	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Community revenue	N/C	N/C	$137,662	$139,189	$129,561	$129,256
Total operating revenues	N/C	N/C	$153,129	$154,656	$140,577	$140,272
Depreciation and amortization	$7,336	$12,450	$7,223	$9,363	N/C	N/C
Facility lease expense	$41,043	$33,831	$29,975	$27,193	$27,123	$27,606
Total operating expenses	$199,710	$197,612	$152,132	$151,490	$133,076	$133,559
Income from operations	$6,947	$9,045	$997	$3,166	$7,501	$6,713
Interest expense	$(13,144)	$(19,387)	$(11,728)	$(14,135)	N/C	N/C
Other, net	$2,124	$2,013	$4,105	$4,111	N/C	N/C
Net other expense	$(10,354)	$(16,708)	$(7,220)	$(9,621)	N/C	N/C
Loss before income taxes	$(3,407)	$(7,663)	$(6,223)	$(6,455)	$(4,234)	$(5,022)
Net loss	$(3,825)	$(8,081)	$(6,223)	$(6,455)	$(4,234)	$(5,022)
Net income (loss) to common shareholders	$4,460	$204	$(13,566)	$(13,798)	$(10,602)	$(11,390)

Income (loss) per common share:
Basic	$0.43	$0.02	$(1.33)	$(1.35)	$(1.04)	$(1.12)

Diluted	$0.39	$0.02	$(1.33)	$(1.35)	$(1.04)	$(1.12)
Note: N/C means there was no change between what was originally reported and as restated

	Year Ended December 31
	2003	2003	2002	2002	2001	2001
Cash Flows	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Cash flows from operating activities:
Net loss	$(3,825)	$(8,081)	$(6,223)	$(6,455)	$(4,234)	$(5,022)
Depreciation and amortization	$7,336	$12,450	$7,223	$9,363	N/C	N/C
Amortization of deferred gain	$(1,073)	$(962)	$(320)	$(327)	N/C	N/C
Gain on refinancings and sale of properties, net	N/C	N/C	$(4,544)	$(4,410)	N/C	N/C
Write down of loan fees and amortization	$896	$1,363	$381	$395	N/C	N/C
Deferred revenue	N/C	N/C	$2,884	$1,357	$-	$305
Deferred rent	$(26)	$524	$104	$314	$272	$755
Net cash provided by operating activities	$6,372	$8,358	$3,840	$4,572	N/C	N/C

Cash flows from investing activities:
Sale of property and equipment	$44,800	$11,346	N/C	N/C	N/C	N/C
Net cash provided by (used in) investing activities	$23,004	$(10,450)	N/C	N/C	N/C	N/C

Cash flows from financing activities:
Proceeds from long-term borrowings and financings	$19,600	$28,763	N/C	N/C	N/C	N/C
Repayment of long-term borrowings	$(24,350)	$(59)	N/C	N/C	N/C	N/C
Repayment of capital lease and financing obligations	$-	$(1,986)	$-	$(732)	N/C	N/C
Net cash provided by (used in) financing activities	$(30,309)	$1,159	$(9,930)	$(10,662)	N/C	N/C

Supplemental disclosure of cash flow information -
cash paid during the period for interest	$12,992	$19,235	$12,852	$15,260	N/C	N/C
Common stock warrants issued	$1,358	$2,549	N/C	N/C	N/C	N/C
Capital Lease and financing obligations	$-	$222,221	$-	$42,800	N/C	N/C
Note: N/C means there was no change between what was originally reported and as restated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Supplemental disclosure of cash flow information -
cash paid during the period for interest	$12,992	$19,235	$12,852	$15,260	N/C	N/C
Common stock warrants issued	$1,358	$2,549	N/C	N/C	N/C	N/C
Capital Lease and financing obligations	$-	$222,221	$-	$42,800	N/C	N/C
Note: N/C means there was no change between what was originally reported and as restated

	Three Months Ended December 31,
	2003	2003	2002	2002
Same Community Results	As originally reported	As restated	As originally reported	As restated

Depreciation & amortization	$(1,347)	$(2,281)	$(1,572)	$(2,285)
Facility lease expense	$(7,956)	$(6,142)	$(6,806)	$(5,815)
Operating income	$4,749	$5,629	$3,464	$3,742
Interest expense, net	$(2,209)	$(3,704)	$(2,363)	$(3,170)
Operating income after interest expense	$2,540	$1,925	$1,101	$572

	Year Ended December 31,
	2003	2003	2002	2002
Same Community Results	As originally reported	As restated	As originally reported	As restated

Depreciation & amortization	$(5,943)	$(9,018)	$(6,098)	$(8,238)
Facility lease expense	$(28,844)	$(24,064)	$(27,405)	$(24,546)
Operating income	$19,293	$20,998	$14,059	$14,778
Interest expense, net	$(9,755)	$(14,046)	$(9,108)	$(11,516)
Operating income after interest expense	$9,538	$6,952	$4,951	$3,262

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

*    We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees”. Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, “Accounting for Stock-Based Compensation”. The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted-average option life. To the extent, such things as actual volatility or life of the options is different from estimated, amounts expensed will be more or less than would have been recorded otherwise.

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

*    We account for impairment of long-lived assets, which include property and equipment, investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed annually or whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual communities. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

*    We account for leases as either operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership to us, (ii) contain a bargain purchase option, (iii) include a lease term of 75% or more of the economic life of the leased property, or (iv) include minimum lease payments for which the present value exceeds 90% of the fair value of the underlying leased property. Properties under operating leases are not included on the balance sheet and are accounted for in the statement of operations as facility lease expense for actual rent paid to the extent any increases in rent is considered to be contingent and not determinable. In cases where there are rent escalator provisions that have fixed or determinable increases, the operating leases are accounted for as the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective leases and less facility lease expense than the actual rent paid in the later years of the lease. Those leases that meet one of the criteria described above and cannot be accounted for as operating leases are generally accounted for as capital leases. For properties under capital lease arrangements, a liability is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term, and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. Typically, capital lease treatment results in greater depreciation and interest than actual lease payments paid in the early years of the leases and less depreciation and interest than actual rent paid in the later years of the leases. Properties that are sold and leased-back and for which we have continuing involvement are accounted for as financings, in which the property remains on the balance sheet and a financing obligation is recorded generally equal to the purchase price of the properties sold. The impact on the statement of operations is similar to a capital lease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Common-size Statements of Operations and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period as restated.

				Year-to-Year
	Percentage of Revenues			Percentage Increase
	Years Ended December 31,			(Decrease)
	2003	2002	2001	2003-2002	2002-2001
	As restated
Revenues:	100.0%	100.0%	100.0%	33.6%	10.3%
Expenses:
Community operations	61.6	60.7	57.6	35.7	16.1
General and administrative	11.6	13.7	12.7	13.9	18.2
Depreciation and amortization	6.0	6.1	5.2	33.0	29.0
Facility lease expense	16.4	17.6	19.7	24.4	(1.5)
Total operating expenses	95.6	98.1	95.2	30.4	13.4
Income from operations	4.4	1.9	4.8	185.7	(52.8)
Other income (expense)
Interest income	0.3	0.3	0.7	65.3	(58.9)
Interest expense	(9.4)	(9.1)	(9.5)	37.2	6.3
Other, net	1.0	2.7	0.4	(51.0)	607.6
Net other expense	(8.1)	(6.1)	(8.4)	73.7	(18.0)

Loss before income taxes	(3.7)	(4.2)	(3.6)	18.7	28.5
Provision for income taxes	(0.2)	-	-	N/A	N/A
Net loss	(3.9%)	(4.2%)	(3.6%)	25.2%	28.5%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Years Ended December 31, 2003 and 2002

Total Operating Revenues: Total operating revenues for the year ended December 31, 2003, increased by $52.0 million to $206.7 million from $154.7 million in 2002, or 33.6%. Approximately $36.3 million of the increase reflects revenue from 24 communities that we began leasing in late 2002 and eight communities we began leasing in the second quarter of 2003. The balance of the change in revenue is primarily the result of increases in the average monthly revenue per unit due to our rate enhancement program. Average monthly revenue per unit (excluding the impact of additional leased communities, which was favorable by $68) was $2,699 for 2003 compared to $2,577 for 2002, an increase of approximately 5.6%. These increases were partially offset by a decrease in the occupancy rate of 3.5 percentage points to 77.4% for 2003 from 80.9% for 2002. However, the occupancy rate excluding the impact of additional leased communities, which was unfavorable by 4.2 percentage points, decreased 0.2 percentage points from the prior year. Management fees decreased by $649,000 in the year ended December 31, 2003, compared to 2002. This is primarily due to the termination, expiration, or sale of various communities under management contracts during 2003. As of December 31, 2003, we managed 47 communities compared to 95 as of December 31, 2002, a decline of 48 managed communities. Of the 48 previously managed communities, 29 are currently leased and included in our consolidated portfolio at December 31, 2003.

Community Operations: Community operating expenses for the year ended December 31, 2003, increased $33.5 million to $127.3 million from $93.8 million for 2002, or 35.7%. Approximately $28.0 million of the increase reflects operating expense from 24 communities that we began leasing in October 2002 and eight communities we began leasing in the second quarter of 2003. The balance of this change was due to increases in personnel costs and increases in utilities, food services, health, and workers’ compensation insurance premiums. Community operating expenses as a percentage of total operating revenue increased to 61.6% in 2003 from 60.7% in 2002, primarily as a result of these increased expenses.

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2003, increased $2.9 million to $24.0 million from $21.1 million for 2002, or 13.9%. We experienced increases of approximately $2.7 million in personnel costs related to additional operating communities and health and workers’ compensation insurance. As a percentage of total operating revenues, G&A expenses decreased to 11.6% for 2003, compared to 13.7% for 2002, primarily as a result of increased revenue due to additional communities in our consolidated portfolio. Since approximately 25% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities for which the operating revenue is not included in our consolidated financial statements, may be more meaningful for industry-wide comparisons. These percentages were 6.3% and 6.0% for 2003 and 2002, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2003, and 2002, were approximately $12.5 million and $9.4 million, respectively. The increase was primarily the result of additional depreciation resulting from capital lease treatment of the Emeritrust II lease and the March 2002 four communities lease, which are discussed in "Significant 2003 and 2002 Transactions". In 2003, this represents 6.0% of total operating revenues compared to 6.1% for 2002.

Facility Lease Expense: Facility lease expense for the year ended December 31, 2003, was $33.8 million compared to $27.2 million for the year ended December 31, 2002, representing an increase of $6.6 million, or 24.4%. This increase reflects rental expense from 24 communities that we began leasing in October 2002 and eight communities we began leasing in the second quarter of 2003. Rental increases of approximately $1.2 million based on community performance under certain of our leases in 2003 was offset by the termination of leases for two communities in 2002. We leased 76 communities under operating leases as of December 31, 2003, compared to 63 communities as of December 31, 2002. Facility lease expense as a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

percentage of revenues was 16.4% and 17.6% for the years ended December 31, 2003 and 2002, respectively.

Interest Income: Interest income for the year ended December 31, 2003, was $666,000 versus $403,000 for the year ended December 31, 2002. This is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

Interest Expense: Interest expense for the year ended December 31, 2003, was $19.4 million compared to $14.1 million for the year ended December 31, 2002. This increase of $5.3 million, or 37.2%, is primarily attributable to higher amounts of outstanding debt in 2003 compared to 2002, and to additional interest resulting from capital lease treatment of the Emeritrust II lease and the March 2002 lease of four communities, and the finance accounting treatment of the sale-leaseback transaction in connection with the repurchase of the Series A Preferred Stock, all of which are discussed in "Significant 2003 and 2002 Transactions". As a percentage of total operating revenues, interest expense increased to 9.3% from 9.1% for the year ended December 31, 2003 and 2002, respectively, reflecting increased revenues in conjunction with lower interest rates.

Other, net: Other, net decreased by $2.1 million to $2.0 million in income for the year ended December 31, 2003, from $4.1 million in income for the year ended December 31, 2002. The amount for 2003 includes a gain of $1.4 million on the sale of our investment in ARV Assisted Living common stock in April 2003 and amortization of deferred gains of approximately $700,000 related to two transactions, in 2003. The amount for the year 2002 includes a $5.1 million gain related to discounts we received upon the payoff of existing financing, net of certain costs related to the transaction. This gain was offset by approximately $1.2 million in write-offs of existing loan fees related to a sales/leaseback transaction and a refinancing transaction.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparison of the Years Ended December 31, 2002 and 2001

Total Operating Revenues: Total operating revenues for the year ended December 31, 2002, increased by $14.4 million to $154.7 million from $140.3 million in 2001, or 10.3%. Approximately $9.7 million of the increase reflects revenue from 24 communities that we began leasing in late 2002. The balance of the change in revenue is primarily the result of increases in the average monthly revenue per unit due to our rate enhancement program and additional managed communities throughout 2002 compared to 2001. Average monthly revenue per unit was $2,577 for 2002 compared to $2,405 for 2001, an increase of approximately 7.2%. Management fees increased by $2.2 million in the year ended December 31, 2002, compared to 2001. This is primarily due to the addition of 24 managed communities in 2002 compared to 2001, as well as, increases in contingent management fees from certain existing managed communities. These increases were partially offset by a decrease in the occupancy rate of 3.2 percentage points to 80.9% for 2002 from 84.1% for 2001. Exclusive of the 24 communities acquisition, occupancy decreased to 81.8% in 2002.

Community Operations: Community operating expenses for the year ended December 31, 2002, increased $13.0 million to $93.8 million from $80.8 million for 2001, or 16.1%. Approximately $9.7 million of the increase reflects operating expense from 24 communities that we began leasing in October 2002. The balance of this change was due to increases in personnel costs and above average increases in liability, health, and workers’ compensation insurance premiums. Community operating expenses as a percentage of total operating revenue increased to 60.7% in 2002 from 57.6% in 2001, primarily as a result of these increased expenses.

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2002, increased $3.2 million to $21.1 million from $17.9 million for 2001, or 18.2%. We experienced increases of approximately $2.7 million in personnel costs related to acquisitions, health and workers’ compensation insurance, and other acquisition related expenses. As a percentage of total operating revenues, G&A expenses increased to 13.7% for 2002, compared to 12.7% for 2001, primarily as a result of higher expenses due to additional communities in our consolidated portfolio. Since more than half of the communities we operated were managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities for which the operating revenue is not included in our consolidated financial statements, may be more meaningful for industry-wide comparisons. These percentages were 6.0% and 6.6% for 2002 and 2001, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2002, and 2001, were approximately $9.4 million and $7.3 million, respectively. The increase was primarily the result of additional depreciation resulting from capital lease treatment of the March 2002 lease of four communities described under “Significant 2003 and 2002 Transactions”. In 2002, this represents 6.1% of total operating revenues compared to 5.2% for 2001. The decrease as a percentage of revenues is due to increased revenues from leased communities.

Facility Lease Expense: Facility lease expense for the year ended December 31, 2002, was $27.2 million compared to $27.6 million for the year ended December 31, 2001, representing a decrease of $413,000, or 1.5%. Facility lease expense increased by approximately $1.5 million from 24 communities that we began leasing in October 2002 and by approximately $700,000 as a result of rent escalators. These increases were offset by the disposition of one leased community and by the change of two communities, which were previously operating leases, that were converted to capital leases with the March 2002 lease of four communities described under “Significant 2003 and 2002 Transactions”. We had 63 communities under operating leases as of December 31, 2002, compared to 42 communities as of December 31, 2001. Facility lease expense as a percentage of revenues decreased to 17.6% from 19.7% for the years ended December 31, 2002, and 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest Income: Interest income for the year ended December 31, 2002, was $403,000 versus $980,000 for the year ended December 31, 2001. This was primarily attributable to declining interest rates.

Interest Expense: Interest expense for the year ended December 31, 2002, was $14.1 million compared to $13.3 million for the year ended December 31, 2001. This increase of $839,000, or 6.3%, is primarily attributable to the effects of capital lease treatment of the March 2002 lease of four communities described under “Significant 2003 and 2002 Transactions” offset by the effect of a reduced amount of outstanding debt in 2002 compared to 2001. As a percentage of total operating revenues, interest expense decreased to 9.1% from 9.5% for the year ended December 31, 2002 and 2001, respectively, reflecting increased revenues in conjunction with lower interest rates.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Same Community Comparison

Three months ended December 31, 2003, and 2002:

We operated 59 owned or leased communities on a comparable basis during both the three months ended December 31, 2003 and 2002. The following table sets forth a comparison of same community restated results of operations, excluding general and administrative expenses, for the three months ended December 31, 2003 and 2002.

	Three Months ended December 31,
	(In thousands)
	2003	2002	Dollar	% Change
	As restated		Change	Fav / (Unfav )
Revenue	$34,494	$33,516	$978	2.9%
Community operating expenses	(20,442)	(21,674)	1,232	5.7
Community operating income	14,052	11,842	2,210	18.7
Depreciation & amortization	(2,281)	(2,285)	4	0.2
Facility lease expense	(6,142)	(5,815)	(327)	(5.6)
Operating income	5,629	3,742	1,887	50.4
Interest expense, net	(3,704)	(3,170)	(534)	(16.8)
Operating income after interest expense	$1,925	$572	$1,353	236.5%

The same communities represented $34.5 million or 57.6% of our total revenue of $59.9 million for the fourth quarter of 2003. Same community revenues increased by $978,000 or 2.9% for the quarter ended December 31, 2003, from the comparable period in 2002. This was primarily due to rate increases, which increased revenue per unit by 4.4%, partially offset by a decrease in average occupancy to 81.6% in the fourth quarter of 2003 from 82.3% in the fourth quarter of 2002. Facility lease expense for the fourth quarter of 2003 increased primarily due to various rent escalators related to certain leased facilities. For the quarter ended December 31, 2003, our operating income after interest expense increased to $1.9 million from $572,000 for the comparable period of 2002, primarily as a result of a combination of increased rates and decreased community operating expenses mainly due to improvements in personnel and related costs; taxes, licenses, and fees; insurance; and other operating expenses in 2003 compared to 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year ended December 31, 2003, and 2002:

We operated 59 owned or leased communities on a comparable basis during both the twelve months ended December 31, 2003 and 2002. The following table sets forth a comparison of same community restated results of operations, excluding general and administrative expenses, for 2003 and 2002.

	Year Ended December 31,
	(In thousands)
	2003	2002	Dollar	% Change
	As restated		Change	Fav / (Unfav )
Revenue	$136,213	$130,956	$5,257	4.0%
Community operating expenses	(82,133)	(83,394)	1,261	1.5
Community operating income	54,080	47,562	6,518	13.7
Depreciation & amortization	(9,018)	(8,238)	(780)	(9.5)
Facility lease expense	(24,064)	(24,546)	482	2.0
Operating income	20,998	14,778	6,220	42.1
Interest expense, net	(14,046)	(11,516)	(2,530)	(22.0)
Operating income after interest expense	$6,952	$3,262	$3,690	113.1%

The same communities represented $136.2 million or 65.9% of our total revenue of $206.7 million for the year ended December 31, 2003. Same community revenues increased by $5.3 million or 4.0% for the year ended December 31, 2003, from the year ended December 31, 2002. The increase in revenue is attributable to our rate enhancement program, which resulted in an increase in same community average monthly revenue per unit to $2,715 for 2003, from $2,585 for 2002. This is an increase of $130 or 5.0%. These results were partially offset by a decrease in occupancy to 81.8% in 2003 from 81.9% in 2002. Facility lease expense for the year ended December 31, 2003, increased primarily due to variable rent escalators related to certain leased communities. For the year ended December 31, 2003, our operating income after interest expense increased to $7.0 million from $3.3 million for 2002, primarily as a result of a combination of increased rates and decreased community operating expenses mainly due to improvements in taxes, licenses, and fees; insurance; and other operating expenses in 2003 compared to 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

For the year ended December 31, 2003, net cash provided by operating activities was $8.4 million compared to $4.6 million for the prior year. Increases in current liabilities provided cash of approximately $4.7 million primarily due to an increase in accounts payable of $2.9 million and an increase in deferred revenue of $3.2 million, partially offset by decreases in other current liabilities of $1.4 million. Net cash used by increases in current assets were approximately $952,000, primarily from increases in prepaid expenses.

Net cash used in investing activities amounted to $10.5 million for the year ended December 31, 2003, and was comprised primarily of management and lease acquisition costs of $12.6 million, a $7.7 million investment in Alterra, which includes transaction costs, acquisition of property and equipment of $2.7 million, and the purchase of a minority partner's interest of $2.5 million, which was partially offset by proceeds from sale of property and equipment of $11.3 million, proceeds from sale of investment securities of $2.9 million, and repayment of advances to affiliates of $1.5 million. Net cash provided by investing activities amounted to $3.2 million for the year ended December 31, 2002, and was comprised primarily of proceeds from sale of property and equipment related to refinancing of four communities through sale-leaseback transactions, which was partially offset by the acquisition of property, equipment, new leases, and lease improvements.

For the year ended December 31, 2003, net cash provided by financing activities was $1.2 million primarily from the repurchase of Series A Preferred Stock for $20.5 million, long-term debt repayments of $59,000, repayment of capital lease and financing obligations of $2.0 million, short-term debt repayments of $2.8 million, and an increase in restricted deposits of $1.6 million, partially offset by proceeds from long-term borrowings and financings of $28.8 million. For the year ended December 31, 2002, net cash used in financing activities was $10.7 million primarily from short-term and long-term debt repayments, and financing and debt issuance costs.

We have incurred significant operating losses since our inception and have a working capital deficit of $38.3 million, although $6.1 million represents deferred revenue and $8.2 million of preferred dividends is due only if declared by our board of directors. In 2003, 2002, and 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows. At times in the past, however, we have been dependent upon third party financing or disposition of assets to fund operations and we cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In 2002, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. As a consequence of our property acquisitions in 2003, our long-term debt has increased from $123.5 million at December 31, 2002, to $141.1 million at December 31, 2003, our obligations under operating leases have decreased from $391.4 million to $358.3 million, and our capital lease and financing obligations have increased from $42.1 million to $221.1 million. In particular, the number of communities we lease increased from 67 at December 31, 2002 to 109 at December 31, 2003. We believe that, on the basis of the operating results of these communities (many of which we managed) prior to the commencement of the leases, the cash flow from such communities will be adequate to support the increased lease obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 17 owned assisted living properties and 104 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, we are required to maintain the leased properties in a reasonable and prudent manner. At the time of the original filing of our Form 10-K for the year ended December 31, 2003, we expected to be in compliance at least through 2004 and for the foreseeable future. However, in 2004, we did become in violation of one or more covenants in certain of its leases, but were able to obtain waivers from the owners such that we were still deemed to be in compliance and thus, were not in default.

Management believes that we will be able to sustain positive operating cash flow at least through 2004 and for the foreseeable future and will have adequate cash from operations for all necessary investing and financing activities including required debt service and capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes our contractual obligations at December 31, 2003, (In thousands):

	Principal Payments Due by Period (as restated)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, including current portion	$141,138	$4,750	$75,274	$60,508	$606
Capital lease and financing obligations including current portion	$221,059	$5,735	$14,679	$19,527	$181,118
Operating leases	$358,348	$36,436	$74,507	$76,522	$170,883
Convertible debentures	$32,000	$-	$32,000	$-	$-

The following table summarizes interest on our contractual obligations at December 31, 2003, (In thousands):

	Interest Due by Period (as restated)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$33,593	$10,034	$18,807	$4,493	$259
Capital lease and financing obligations	$142,964	$15,537	$29,678	$27,263	$70,486
Convertible debentures	$5,000	$2,000	$3,000	$-	$-

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

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003 and addresses consolidation by business enterprises of VIE's. A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with our actual interests in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004 for VIE's that existed prior to February 1, 2003.

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

We have incurred losses since we began doing business and may continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business. For 2003, 2002, and 2001, we recorded net losses before preferred dividends of $8.1 million, $6.5 million, and $5.0 million, respectively. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities, as well as our inability (along with much of the assisted living industry) to increase occupancy rates at our communities, were among the causes of these losses. To date, at many of our communities, we have been generally able to stabilize occupancy and rate structures to levels that have resulted in positive cash flow but not earnings for the company as a whole. Our operations may not become profitable in line with our current expectations or may not become profitable at all.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and leases. At December 31, 2003, we had total debt of $141.1 million, with minimum principal payments of about $4.8 million due in 2004. At December 31, 2003, we were obligated under both operating and capital long-term leases requiring minimum annual cash lease payments of which $57.7 million is payable in 2004. In addition, we will have approximately $6.4 million and $68.9 million in principal amount of debt repayment obligations that become due in 2005 and 2006, respectively. If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on our communities secured by the respective indebtedness or, in the case of an operating lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cross-default and cross-collateralization provisions in certain of our mortgage and sale-leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions. A substantial portion of our future cash flow will be devoted to debt service and lease payments. In the past, we have frequently been dependent on third party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future. In addition, we are periodically required to refinance these obligations as they mature. As a consequence of acquisitions of communities, we have substantially increased our leverage in 2003. Our long-term debt has increased from $123.5 million at December 31, 2002, to $141.1 million at December 31, 2003, our obligations under long-term leases, both capital and operating, have increased from $433.5 million to $579.4 million. These circumstances reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

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

If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the related debt. From time to time, we failed to comply with certain covenants in our financing agreements.  In the future, we may not be able to comply with these covenants, which generally relate to matters such as cash flow, debt coverage ratios, and certain subjective performance standards.  If we fail to comply with any of these requirements and are not able to obtain waivers, our lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date.  We may be unable to pay or refinance this debt if it becomes due .
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

We face risks associated with selective acquisitions. We intend to continue to seek selective acquisition opportunities. However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions. The acquisition of communities presents a number of risks. Existing residences available for acquisition may frequently serve or target different market segments than those we presently serve. It may be necessary in these cases to reposition and renovate acquired residences or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives. In the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures. As

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

a consequence, we currently plan to target assisted living communities with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost. Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations. We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis. We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.

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

Market forces could undermine our efforts to attract seniors with sufficient resources. We rely on our residents’ abilities to pay our fees from their own or familial financial resources. Generally, only seniors with income or assets meeting or exceeding the comparable median in the region where our assisted living communities are located can afford our fees. Inflation or other circumstances may undermine the ability of seniors to pay for our services. If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline and we may suffer losses that could cause the value of your investment in our stock to decline.

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

We face possible environmental liabilities at each of our properties. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials that could be located on, in or under its property. These laws and regulations often impose

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations. Our liability could exceed our properties’ value or the value of our assets. We may be unable to sell or rent our properties, or borrow using our properties as collateral, if any of these substances is present or if we fail to remediate them properly. Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site, we also may be liable for the costs of the removal or of the hazardous or toxic substances at the disposal site. In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties.

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

Our chief executive officer has personal interest that may conflict with ours due to his interest in Holiday Retirement Corporation and Columbia-Pacific Group, Inc. Mr. Baty is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty’s varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance, new facilities. Columbia-Pacific and affiliated partnerships operate assisted living communities and independent living facilities, many of which we manage under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

Because Mr. Baty is both our Chief Executive Officer as well as Holiday’s Chairman of the Board and is the principal owner of Columbia-Pacific, circumstances could arise that would distract him from our operations. Our interests and those of Holiday and Columbia-Pacific interests may, on some occasions, be incompatible. We have entered into a noncompetition agreement with Mr. Baty, but this noncompetition agreement does not limit Mr. Baty’s current role with Holiday or its related partnerships, so long as assisted living is only an incidental component of Holiday’s operation or management of independent living facilities.

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

Some of our recent transactions and the operations of certain communities that we manage are supported financially by Mr. Baty with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support. Our recent transactions to lease an additional 24 communities and our agreements to manage 24 communities involve limited guarantees by Mr. Baty and rely on his direct and indirect ownership of the communities involved. We believe that

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

we would be unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support. The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be consistent at all times. In addition, we cannot guarantee that such support will be available in the future.

We may be unable to attract and retain key management personnel. We depend upon, and will continue to depend upon, the services of Mr. Baty. The loss of Mr. Baty’s services, in part or in whole, could adversely affect our business and our results of operations. Mr. Baty has financial interests and management responsibilities with respect to Holiday and its related partnerships. As a result, he does not devote his full time and efforts to Emeritus. We may be unable to attract and retain other qualified executive personnel critical to the success of our business.

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

*    variations in our operating results;

*    variations from analysts’ expectations; and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Our share ownership and certain other factors may impede a proposed takeover of our business. As of February 29, 2004, Mr. Baty controls about 39% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 61% of the voting power of our outstanding common and preferred stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments entered into for purposes other than trading that are sensitive to changes in interest rates. For our debt and capital lease and financing obligations, the table presents principal repayments in thousands of dollars and current weighted averages of interest rates on these obligations as of December 31, 2003. For our debt obligations with variable interest rates, the rates presented reflect the current rates in effect at the end of 2003. These rates are based on LIBOR plus margins ranging from 4.15% to 7.75%.

	Expected maturity date (In thousands, as restated)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair value	Average interest rate
Long-term debt:
Fixed rate	$8,602	$11,389	$15,456	$49,524	$30,512	$181,725	$297,208	$293,095	7.82%
Variable rate	$1,883	$1,806	$61,300	$-	$-	$-	$64,989	$64,989	6.27%

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At December 31, 2003, our variable rate borrowings totaled approximately $65.0 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of December 31, 2003, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual facility lease expense and net loss would increase by approximately $167,000 for the Fretus lease.  Our annual interest expense and net loss would increase approximately $483,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of December 31, 2003, and does not consider changes in the actual level of borrowings that may occur subsequent to December 31, 2003. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Independent Auditors’ report are listed after Item 15 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures as they existed as of December 31, 2003.

As a part of this process, in December 2004 management and our independent auditors reported to our audit committee on certain matters involving internal controls that they considered to be material weaknesses under the standards established by the American Institute of Certified Public Accountants. As communicated to the audit committee by the Company's independent auditors, these internal controls related to (i) accounting personnel with insufficient depth, skills and experience in evaluating complex leasing and other transactions and (ii) insufficient formalized procedures to ensure that all relevant documents related to complex leasing transactions were made available to internal accounting personnel and the Company's independent auditors and were adequately reviewed by internal accounting personnel.

Based on this evaluation and subject to the information set forth in this Item 9A, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were inadequate as of December 31, 2003. The evaluation has revealed no evidence of any fraud, intentional misconduct or concealment on the part of Company personnel.

The Company's management has identified a number of issues relating to the improvement of its internal controls and is in the process of taking steps to address them, including:

•	Evaluate hiring additional accounting personnel and reorganizing the accounting department to ensure that accounting personnel with the adequate experience, skills and knowledge relating to complex leasing and financing transactions are directly involved in the review and accounting evaluation of such transactions;

•	Including internal personnel and outside accounting consultants, if necessary, early in a transaction to obtain additional guidance as to the application of generally accepted accounting principles to a proposed transaction;

•	Establishing clear responsibilities for our real estate personnel and accounting personnel and increasing the formal interaction, responsibility and coordination between such personnel;

•	Documenting the review, analysis and related conclusions with respect to complex leasing transactions;

•	Requiring senior accounting personnel and the chief accounting officer to review such transactions in order to evaluate, document and approve their accounting treatment.

Since October 2004, we believe that our disclosure controls and procedures have improved due to the scrutiny of such matters by management and the audit committee as described above. We believe that our controls and procedures will continue to improve as we complete the implementation of the actions identified.

The certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Amendment No. 1 on Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.

Changes in internal controls

There were no changes during the fourth quarter of 2003 in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to "Executive Officers of the Registrant" in Part I of this Form 10-K/A and in our definitive Proxy Statement relating to our 2004 annual meeting of shareholders (the "Proxy Statement") to be filed with the SEC pursuant to Regulation 14A.

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

			Number of shares remaining	Total of
	Number of shares to be		available for future issuance	shares
	issued upon exercise of	Weighted-average exercise	under equity compensation	reflected in
	outstanding options,	price of outstanding options,	plans (excluding shares	columns (a)
	warrants and rights	warrants and rights	reflected in column (a)) (1)	and (c)
Plan Category	(a)	(b)	(c)	(d)

Equity compensation plans
approved by shareholders	2,151,443	$2.89	410,008	2,561,451

Equity compensation plans
not approved by shareholders	-	-	-	-

Total	2,151,443	$2.89	410,008	2,561,451

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

Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of the report:

(1)  FINANCIAL STATEMENTS. The following restated financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K/A:

(2)  FINANCIAL STATEMENT SCHEDULES.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule……	S-1
Schedule II Valuation and Qualifying Accounts…………………………………………………	S-2

Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial, or is shown in the consolidated financial statements or notes thereto.

(b)    REPORTS ON FORM 8-K.
1.	A report on Form 8-K (Item 2) dated October 13, 2003, was filed on October 14, 2003, related to the acquisition of 21 communities.

2.	A report on Form 8-K (Item 5 and 7) dated October 15, 2003, was filed on October 16, 2003, related to a press release about an update to the Alterra transaction.

3.	A report on Form 8-K (Item 12) dated November 7, 2003, was furnished on November 7, 2003, related to a press release announcing the results of operations for the third quarter of 2003.

(c)            EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

			Footnote
Number	Description		Number
3.1	Restated Articles of Incorporation of registrant (Exhibit 3.1).		(2)
3.2	Amended and Restated Bylaws of the registrant (Exhibit 3.2).		(1)
4.1	Forms of 6.25% Convertible Subordinated Debenture due 2006 (Exhibit 4.1).		(2)
4.2	Indenture dated February 15, 1996, between the registrant and Fleet National Bank ("Trustee") (Exhibit 4.2).		(2)
4.3	Preferred Stock Purchase Agreement (including Designation of Rights and Preferences of Series A Convertible Exchangeable
	Redeemable Preferred Stock of Emeritus Corporation Agreement, Registration of Rights Agreement and Shareholders
	Agreement) dated October 24, 1997, between the registrant ("Seller") and Merit Partners, L.L.C. ("Purchaser") (Exhibit 4.1).		(12)
10.1	Amended and Restated 1995 Stock Incentive Plan (Exhibit 99.1).		(14)
10.2	Stock Option Plan for Nonemployee Directors (Exhibit 10.2).		(2)
10.3	Form of Indemnification Agreement for officers and directors of the registrant (Exhibit 10.3).		(1)
10.4	Noncompetition Agreements entered into between the registrant and each of the following individuals:
	10.4.1	Daniel R. Baty (Exhibit 10.4.1), Raymond R. Brandstrom (Exhibit 10.4.2) and Frank A. Ruffo (Exhibit 10.4.3).	(2)

Footnote
Number	Description	Number

10.9	Rosewood Court in Fullerton, California, the Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
	Washington, Seabrook in Everett, Washington, Laurel Lake Estates in Vorhees, New Jersey, Green Meadows--
	Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York, Heritage Health Center in
	Hendersonville, North Carolina. The following agreements are representative of those executed in connection with
	these properties:
	10.9.1	Lease Agreement dated March 29, 1996, between the registrant ("Lessee") and Health Care Property Investors,
		Inc. ("Lessor")(Exhibit 10.10.1).	(3)
	10.9.2	First Amendment Lease Agreement dated April 25, 1996, by and between the registrant ("Lessee") and Health
		Care Property Investors, Inc. ("Lessor") (Exhibit 10.10.2).	(3)
	10.9.3	Amended and Restated Master Lease Agreement dated September 18, 2002, between Health Care Property
		Investors, Inc., HCPI Trust, Texas HCP Holding, L.P. ("Lessor") and Emeritus Corporation, ESC III, L.P.
		("Lessee").	(27)
	10.9.4	Promissory Note between Emeritus Corporation ("Maker") Health Care Property Investors, Inc. ("Lender"), dated
		September 18, 2002.	(27)
10.11	Summer Wind in Boise, Idaho
	10.11.1	Lease Agreement dated as of August 31, 1995, between AHP of Washington, Inc. and the registrant (Exhibit
		10.18.1).	(1)
	10.11.2	First Amended Lease Agreement dated as of December 31, 1996, by and between the registrant and AHP of
		Washington, Inc.(Exhibit 10.16.2).	(5)
10.13	The Palisades in El Paso, Texas, Amber Oaks in San Antonio, Texas and Redwood Springs in San Marcos, Texas. The
	following agreements are representative of those executed in connection with these properties.
	10.13.1	Lease Agreement dated April 1, 1997, between ESC III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee") and Texas
		HCP Holding , L.P. ("Lessor") (Exhibit 10.4.1).	(6)
	10.13.2	First Amendment to Lease Agreement dated April 1, 1997, between Lessee and Texas HCP Holding , L.P. Lessor
		(Exhibit 10.4.2).	(6)
	10.13.3	Guaranty dated April 1, 1997, by the registrant ("Guarantor") in favor of Texas HCP Holding , L.P. (Exhibit 10.4.3).	(6)
	10.13.4	Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding , L.P.
		("Assignee")(Exhibit 10.4.4).	(6)
10.15	Green Meadows Communities
	10.15.1	Consent to Assignment of and First Amendment to Asset Purchase Agreement dated September 1, 1995, among
		the registrant, The Standish Care Company and Painted Post Partnership, Allentown Personal Car General
		Partnership, Unity Partnership, Saulsbury General Partnership and P. Jules Patt (collectively, the "Partnerships"),
		together with Asset Purchase Agreement dated July 27, 1995, among The Standish Care Company and the
		Partnerships (Exhibit 10.24.1).	(1)
	10.15.2	Agreement to Provide Administrative Services to an Adult Home dated October 23, 1995, between the registrant
		and P. Jules Patt and Pamela J. Patt (Exhibit 10.24.6).	(1)
	10.15.3	Assignment Agreement dated October 19, 1995, between the registrant, HCPI Trust and Health Care Property
		Investors, Inc. (Exhibit 10.24.8).	(1)
	10.15.4	Assignment and Assumption Agreement dated August 31, 1995, between the registrant and The Standish Care
		Company (Exhibit 10.24.9).	(1)
	10.15.5	Guaranty dated October 19, 1995, by Daniel R. Baty in favor of Health Care Property Investors, Inc., and HCPI
		Trust (Exhibit 10.24.10).	(1)
	10.15.6	Guaranty dated October 19, 1995, by the registrant in favor of Health Care Property Investors, Inc. (Exhibit
		10.24.11).	(1)
	10.15.7	Second Amendment to Agreement to provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.2).	(10)
10.16	Carolina Communities
	10.16.1	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Countryside
		Facility (Exhibit 10.23.1).	(2)

Footnote
Number	Description	Number

	10.16.3	Promissory Note dated as of January 26, 1996, in the amount of $3,991,190 from Heritage Hills Retirement, Inc.
		("Borrower") to Health Care Property Investors, Inc. ("Lender") (Exhibit 10.23.4).	(2)
	10.16.4	Loan Agreement dated January 26, 1996, between the Borrower and the Lender (Exhibit 10.23.5).	(2)
	10.16.5	Guaranty dated January 26, 1996, by the registrant in favor of the Borrower (Exhibit 10.23.6).	(2)
	10.16.6	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated as of January 26, 1996, by
		and among Heritage Hills Retirement, Inc. ("Grantor"), Chicago Title Insurance Company ("Trustee") and Health
		Care Property Investor, Inc. ("Beneficiary") (Exhibit 10.23.7).	(2)
	10.16.7	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Heritage Lodge Facility (Exhibit 10.23.8).	(2)
	10.16.8	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Pine Park Facility (Exhibit 10.23.9).	(2)
	10.16.9	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Skylyn Facility
		(Exhibit 10.23.10).	(2)
	10.16.10	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Summit Place
		Facility (Exhibit 10.23.11).	(2)
	10.16.11	Amendment to Deed of Trust dated April 25, 1996, between Heritage Hills Retirement, Inc. ("Grantor"), and
		Health Care Property Investors, Inc. ("Beneficiary") (Exhibit 10.21.12).	(5)
10.18	Garrison Creek Lodge in Walla Walla, Washington, Cambria in El Paso Texas, and Sherwood Place in Odessa,
	Texas. The following agreements are representative of those executed in connection with these properties:
	10.18.1	Lease Agreement dated July, August and September 1996, between the registrant ("Lessee") and American Health
		Properties, Inc. ("Lessor") (Exhibit 10.3.1).	(4)
	10.18.2	First Amendment to Lease Agreement dated December 31, 1996, between the registrant ("Lessee") and AHP of
		Washington, Inc, ("Lessor") (Exhibit 10.35.2).	(5)
10.2	Rosewood Court in Fullerton, California, The Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
	Washington, Seabrook in Everett, Washington and Laurel Lake Estates in Voorhees, New Jersey, Green Meadows--
	Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York. The following agreements are
	representative of those executed in connection with these properties:
	10.20.1	Second Amended Lease Agreement dated as of December 30, 1996, by and between the registrant and Health
		Care Property Investors, Inc. (Exhibit 10.37.1).	(5)
10.21	Cooper George Partners Limited Partnership
	10.21.2	Partnership Interest Purchase Agreement dated June 4, 1998, between Emeritus Real Estate L.L.C. IV ("Seller")
		and Columbia Pacific Master Fund 98 General Partnership ("Buyer") (Exhibit 10.3.2).	(15)
	10.21.4	Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited Partnership dated
		June 29, 1998, between Columbia Pacific Master Fund '98 General Partnership, Emeritus Real Estate IV, L.L.C.
		and Bella Torre De Pisa Limited Partnership (Exhibit 10.3.4).	(15)
10.22	Registration Rights Agreement dated February 8, 1996, with respect to the registrant's 6.25% Convertible Subordinated
	Debentures due 2006 (Exhibit 10.44).		(2)
10.23	Registration Rights Agreement dated February 8, 1996, with respect to the registrant's 6.25% Convertible Subordinated
	Debentures due 2006 (Exhibit 10.45).		(2)
10.24	Office Lease Agreement dated April 29, 1996, between Martin Selig ("Lessor") and the registrant ("Lessee") (Exhibit 10.8)		(3)
10.25	Colonie Manor in Latham, New York, Bassett Manor in Williamsville, New York, West Side Manor in Liverpool,
	New York, Bellevue Manor in Syracuse, New York, Perinton Park Manor in Fairport, New York, Bassett Park
	Manor in Williamsville, New York, Woodland Manor in Vestal, New York, East Side Manor in Fayetteville, New
	York and West Side Manor in Rochester, New York. The following agreement is representative of those executed in
	connection with these properties:
	10.25.1	Lease Agreement dated September 1, 1996, between Philip Wegman ("Landlord") and Painted Post Partners

Footnote
Number	Description	Number

		("Tenant") (Exhibit 10.4.1).	(4)
	10.25.2	Agreement to Provide Administrative Services to an Adult Home dated September 2, 1996, between the registrant
		and Painted Post Partners ("Operator") (Exhibit 10.4.2).	(4)
	10.25.3	First Amendment to Agreement to Provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.1).	(10)
10.26	Columbia House Communities.
	10.26.1	Management Services Agreement between the Registrant ("Manager") and Columbia House, L.L.C. ("Lessee")
		dated November 1, 1996, with respect to Camlu Retirement (Exhibit 10.6.1).	(4)
	10.26.2	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Lessee") with respect to York.	(13)
	10.26.4	Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Autumn Ridge (Exhibit 10.3.1).	(9)
	10.26.6	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Camlu Coeur d'Alene, L.L.C.
		with respect to Camlu.	(13)
	10.26.7	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Autumn Ridge Herculaneum,
		L.L.C. with respect to Autumn Ridge.	(13)
	10.26.8	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Park Lane	(13)
10.27	Vickery Towers in Dallas, Texas
	10.27.1	Partnership Interest Purchase and Sale Agreement dated June 4, 1998, between ESC GP II, Inc. and Emeritus
		Properties IV, Inc. (together "Seller") and Columbia Pacific Master Fund 98 General Partnership and Daniel R.
		Baty (together "Purchaser") (Exhibit 10.4.1).	(15)
	10.27.2	Amended and Restated Agreement of Limited Partnership of ESC II, LP dated June 30, 1998, between Columbia
		Pacific Master Fund '98 General Partnership and Daniel R. Baty (10.4.2).	(15)
	10.27.3	Agreement to Provide Management Services To An Independent and Assisted Living Facility dated June 30,
		1998, between ESC II, LP ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).	(15)
10.29	Development Properties in Auburn, Massachusetts, Louisville, Kentucky and Rocky Hill, Connecticut. The following
	agreements are representative of those executed in connection with these properties:
	10.29.1	Lease Agreement dated February 1996, between the registrant ("Lessee") and LM Auburn Assisted Living L.L.C.,
		and LM Louisville Assisted Living L.L.C., ("Landlords") with respect to the development properties in Auburn
		and Louisville (Exhibit 10.58.1).	(5)
	10.29.2	Amended and Restated Lease Agreement dated February 26, 1996, between the registrant ("Lessee") and LM
		Rocky Hill Assisted Living Limited Partnership, ("Landlord") with respect to the development property in Rocky
		Hill (Exhibit 10.58.2).	(5)
	10.29.3	Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted Living
		L.L.C., ("Landlord") with respect to the development property in Chelmsford (Exhibit 10.58.3).	(5)
	10.29.4	Promissory Note in the amount of $1,255,000 dated December 1996, between the registrant ("Lender") and LM
		Auburn Assisted Living L.L.C., ("Borrower") with respect to the development property in Auburn (Exhibit
		10.58.4).	(5)
	10.29.5	Promissory Note in the amount of $1,450,000 dated January 1997, between the registrant ("Lender") and LM
		Louisville Assisted Living L.L.C., ("Borrower") with respect to the development property in Louisville (Exhibit
		10.58.5).	(5)
	10.29.6	Promissory Note in the amount of $1,275,000 dated January 1997, between the registrant ("Lender") and LM
		Rocky Hill Assisted Living Limited Liability Partnership, ("Borrower") with respect to the development property
		in Rocky Hill (Exhibit 10.58.6).	(5)
	10.29.7	Promissory Note in the amount of $300,000 dated January 1997, between the registrant ("Lender") and LM
		Chelmsford Assisted Living L.L.C., ("Borrower") with respect to the development property in Chelmsford
		(Exhibit 10.58.7).	(5)

Footnote
Number	Description	Number

	10.29.8	Real Estate Purchase and Sale Agreement under the purchase option on the lease dated January 1, 2000, between
		Auburn Land L.L.C. ("Seller") and Emeritus Properties XIV, L.L.C. ("Buyer") dated August 26, 2002.	(27)
	10.29.9	Sublease Termination and Release Agreement between Sage Assisted Living L.L.C. ("Landlord") and Emeritus
		Properties XIV, L.L.C. ("Tenant") dated August 26, 2002.	(27)
	10.29.10	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Auburn, Massachusetts, Facility dated August 28, 2003.	(32)
	10.29.11	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Louisville, Kentucky, Facility dated August 28, 2003.	(32)
	10.29.12	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Rocky Hill, Connecticut, Facility dated August 28, 2003.	(32)
	10.29.13	Second Amendment to Lease Agreement between HCRI Eddy Pond Properties Trust ("Landlord") and the
		Registrant ("Tenant") with respect to the Auburn, Massachusetts, Facility dated June 30, 2003.	(32)
	10.29.14	Second Amendment to Lease Agreement between HCRI Stone Creek Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Louisville, Kentucky, Facility dated June 30, 2003.	(32)
	10.29.15	Second Amendment to Lease Agreement between HCRI Cold Spring Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Rocky Hill, Connecticut, Facility dated June 30, 2003.	(32)
	10.29.16	Promissory Note in the amount of $3,100,000 dated August 28, 2003, between the registrant ("Borrower") and
		Health Care REIT, Inc.. ("Lender") secured by the mortgage on the Ridgeland, Mississippi property.	(32)
10.31	Senior Management Employment Agreements and Amendments entered into between the registrant and each of the
	following individuals:
	10.31.1	Frank A. Ruffo (Exhibit 10.6.2) and Raymond R. Brandstrom (Exhibit 10.6.5).	(9)
	10.31.2	Raymond R. Brandstrom (Exhibit 10.11.1) and Frank A. Ruffo (Exhibit 10.11.3)	(9)
10.32	La Casa Grande in New Port Richey, Florida, River Oaks in Englewood, Florida, and Stanford Centre in Altamonte
	Springs, Florida. The following agreements are representative of those executed in connection with these properties.
	10.32.1	Stock Purchase Agreement dated September 30, 1996, between Wayne Voegele, Jerome Lang, Ronald Carlson,
		Thomas Stanford, Frank McMillan, Lonnie Carlson, and Carla Holweger ("Seller") and the registrant
		("Purchaser") with respect to La Casa Grande (Exhibit 10.1).	(7)
	10.32.2	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to La Case Grande (Exhibit 10.2).	(7)
	10.32.3	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to La
		Casa Grande (Exhibit 10.2).	(7)
	10.32.4	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to River Oaks (Exhibit 10.4).	(7)
	10.32.5	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to
		Stanford Centre (Exhibit 10.5).	(7)
	10.32.6	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to Stanford Centre (Exhibit 10.6).	(7)
10.33	Painted Post Partnership
	10.33.1 Painted Post Partners Partnership Agreement dated October 1, 1995 (Exhibit 10.24.7).		(1)
	10.33.2	First Amendment to Painted Post Partners Partnership Agreement dated October 22, 1996, between Daniel R.
		Baty and Raymond R. Brandstrom (Exhibit 10.20.20).	(5)
	10.33.3	Indemnity Agreement dated November 3, 1996, between the registrant and Painted Post Partners (Exhibit 10.3).	(10)
	10.33.4	First Amendment to Indemnity Agreement dated January 1, 1997, between the registrant and Painted Post
		Partners (Exhibit 10.4).	(10)
	10.33.5	Undertaking and Indemnity Agreement dated October 23, 1995, between the registrant, P. Jules Patt and Pamela J.
		Patt and Painted Post Partnership (Exhibit 10.5).	(10)

Footnote
Number	Description	Number

	10.33.6	First Amendment to Undertaking and Indemnity Agreement dated January 1, 1997, between Painted post Partners
		and the registrant (Exhibit 10.6).	(10)
	10.33.7	First Amendment to Non-Competition Agreement between the registrant and Daniel R. Baty (Exhibit 10.1.1) and
		Raymond R. Brandstrom (Exhibit 10.1.2).	(11)
10.34	Ridgeland Court in Ridgeland, Mississippi
	10.34.1	Master Agreement and Subordination Agreement dated September 5, 1997, between the registrant, Emeritus
		Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.1).	(12)
	10.34.2	License Agreement dated September 5, 1997, between the registrant and its subsidiary and affiliated corporations
		and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.2).	(12)
	10.34.3	Economic Interest Assignment Agreement and Subordination Agreement dated September 5, 1997, between the
		registrant, Emeritus Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.3).	(12)
	10.34.4	Operating Agreement for Ridgeland Assisted Living, L.L.C. dated December 23, 1998, between the registrant,
		Emeritrust Properties XI, L.L.C. and Mississippi Baptist Medical Enterprises, Inc. (Exhibit 10.46.4)	(16)
	10.34.5	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C..
		(Exhibit 10.46.5).	(16)
	10.34.6	Purchase and Sale Agreement by and between Mississippi Baptist Medical Enterprises, Inc. ("Seller"), ESC-
		RIDGELAND, LLC ("Purchaser"), Emeritus Properties XI, LLC ("Emeritus XI"), and Ridgeland Assisted Living
		LLC ("Company") dated September 29, 2003.	(32)
	10.34.7	Lease Agreement between HCRI Ridgeland Pointe Properties, LLC ("Landlord") and Ridgeland Assisted Living,
		LLC ("Tenant") dated September 29, 2003.	(32)
10.36	Amendment to Office Lease Agreement dated September 6, 1996, between Martin Selig ("Lessor") and the registrant.		(13)
10.37	Villa Del Rey in Escondido, California
	10.37.1	Purchase and Sale Agreement dated December 19, 1996, between the registrant ("Purchaser") and Northwest
		Retirement ("Seller") (Exhibit 10.1.1).	(6)
10.38	Development Property in Paso Robles, California
	10.38.1	Agreement of TDC/Emeritus Paso Robles Associates dated June 1, 1995, between the registrant and TDC
		Convalescent, Inc. (Exhibit 10.2.1).	(6)
	10.38.7	Purchase and Sale Agreement between TDC Convalescent, Inc. ("Seller") and the registrant ("Purchaser") dated
		March 26, 2002.	(25)
10.41	Development Property in Danville, Illinois
	10.41.1	Purchase and Sale Agreement dated October 14, 1997, between South Bay Partners, Inc. ("Purchaser") and Elks
		Lodge No. 332, BPOE ("Seller") (Exhibit 10.74.1).	(13)
	10.41.2	Assignment and Assumption of Purchase and Sale Agreement dated October 21, 1997, between South Bay
		Partners, Inc. and the registrant (Exhibit 10.74.2)	(13)
10.45	1998 Employee Stock Purchase Plan (Exhibit 99.2).		(14)
10.49	Richland Gardens in Richland, Washington, Charlton Place in Tacoma Washington, The Pines of Goldsboro in
	Goldsboro, North Carolina, Silverleaf Manor in Meridian, Mississippi and Wilburn Gardens in Fredericksburg,
	Virginia. The following agreement is representative of those executed in connection with these properties.
	10.49.1	Agreement To Provide Management Services To An Assisted Living Facility dated February 2, 1998, between
		Richland Assisted, L.L.C. ("Owner") and Acorn Service Corporation ("Manager") (Exhibit 10.9.1).	(15)
10.5	Richland Gardens in Richland, Washington, The Pines of Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
	in Meridian, Mississippi, Wilburn Gardens in Fredericksburg, Virginia and Park Lane in Toledo, Ohio. The following
	agreement is representative of those executed in connection with these properties.
	10.50.1	Marketing Agreement dated February 2, 1998, between Acorn Service Corporation ("Acorn") and Richland
		Assisted, L.L.C. ("RAL.L.C.") (Exhibit 10.10.1).	(15)
10.51	Kirkland Lodge in Kirkland, Washington
	10.51.1	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C.
		(Exhibit 10.46.5).	(16)
	10.51.2	Loan Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty Federal Bank
		(Exhibit 10.65.2).	(16)

Footnote
Number	Description	Number

	10.51.3	Promissory Note Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty
		Federal Bank (Exhibit 10.65.3).	(16)
	10.51.4	Guaranty Agreement dated December 28, 1998, between the registrant and Guaranty Federal Bank (Exhibit
		10.65.3).	(16)
10.52	Emeritrust communities
	10.52.1	Purchase and Sale Agreement dated December 30, 1998, between the registrant, Emeritus Properties VI, Inc.,
		ESC I, L.P. and AL Investors L.L.C. (Exhibit 10.66.1).	(16)
	10.52.2	Supplemental Purchase Agreement in Connection with Purchase of Facilities dated December 30, 1998, between
		the registrant, Emeritus Properties I, Inc. Emeritus Properties VI, Inc., ESC I, L.P. and AL Investors L.L.C.
		(Exhibit 10.66.2).	(16)
	10.52.3	Management Agreement with Option to Purchase dated December 30, 1998, between the registrant, Emeritus
		Management I LP, Emeritus Properties I, Inc, ESC I, L.P., Emeritus Management L.L.C. and AL Investors L.L.C.
		(Exhibit 10.66.3).	(16)
	10.52.4	Guaranty of Management Agreement and Shortfall Funding Agreement dated December 30, 1998, between the
		registrant and AL Investors L.L.C. (Exhibit 10.66.4).	(16)
	10.52.5	Put and Purchase Agreement dated December 30, 1998, between Daniel R. Baty and AL Investors L.L.C. (Exhibit
		10.66.5) Second Emeritrust.	(16)
	10.52.6	First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		March 22, 2001, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)
	10.52.7	Amendment to Guaranty of Management Agreement and Shortfall Funding Agreement (Emeritrust 25) dated
		March 22, 2001, between the registrant and AL Investors L.L.C.	(24)
	10.52.8	Second Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated March 22, 2001,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.9	Second Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		January 1, 2002, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)
	10.52.10	Third Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated January 1, 2002,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.11	Waiver, Consent, and Amendment to Management Agreement dated May 1, 2002, (AL I-Laurel Place) between
		Emeritus Management, L.L.C., the registrant, and AL I Investors, L.L.C.	(25)
	10.52.12	Third Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
	10.52.13	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), dated September 30, 2003, effective January 2, 2004.	(31)
	10.52.14	Side Letter to Management Agreement with Option to Purchase by and among Emeritus Management LLC
		("Emeritus Management"), Emeritus Management I LP ("Texas Manager"), Emeritus Corporation ("Emeritus"),
		and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
10.53	Emeritrust II communities
	10.53.1	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 14 Operating Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc., ESC G.G. I, Inc., ESC I, L.P. and AL
		Investors II LLC (Exhibit 10.1.1).	(17)
	10.53.2	Management Agreement with Option to Purchase (AL II — 14 Operating Facilities) dated March 26, 1999,
		between the registrant, Emeritus Management I LP, Emeritus Properties I, Inc., ESC G.P. I, Inc., ESC I, L.P. and
		AL Investors II LLC (Exhibit 10.1.3).	(17)
	10.53.3	Guaranty of Management Agreement (AL II--14 Operating Facilities) dated March 26, 1999, between the
		registrant and AL Investors II L.L.C. (Exhibit 10.1.3).	(17)
	10.53.4	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 5 Development Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc. and AL Investors Development LLC
		(Exhibit 10.1.4).	(17)

Footnote
Number	Description	Number

	10.53.5	Management Agreement with Option to Purchase (AL II — 5 Development Facilities) dated March 26, 1999,
		between the registrant, Emeritus Properties I, Inc., Emeritus Management LLC and AL Investors Development
		LLC (Exhibit 10.1.5).	(17)
	10.53.6	Guaranty of Management Agreement and Shortfall Funding Agreement (AL II — 5 Development Facilities) dated
		March 26, 1999, between the registrant and AL Investors Development LLC (Exhibit 10.1.6).	(17)
	10.53.7	Put and Purchase Agreement (AL II Holdings--14 Operating Facilities and 5 Development Facilities) dated March
		26, 1999, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and AL Investors
		Development L.L.C. (Exhibit 10.1.7).	(17)
	10.53.8	Second Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated March 22, 2001,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I, and AL Investors II L.L.C.	(24)
	10.53.9	Second Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated March 22, 2001, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and
		AL Investors Development L.L.C.	(24)
	10.53.10	First Amendment to Management Agreement (AL II - 5 Development Facilities) dated January 1, 2002, between
		the registrant, Emeritus Management L.L.C., and AL Investors Development L.L.C.	(24)
	10.53.11	Third Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated January 1, 2002, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C., and
		AL Investors Development L.L.C.	(24)
	10.53.12	Third Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated January 1, 2002,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(24)
	10.53.13	Fourth Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated June 30, 2003,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(31)
	10.53.14	Amended and Restated Loan Agreement between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.15	Amended and Restated Note for $25.8 million between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.16	Amended and Restated Leasehold Mortgage/Deed of Trust, Security Agreement, Assignment of Leases and
		Rents, Financing Statement and Fixture Filing by the registrant ("Trustor") and Commonwealth Land Title
		Insurance Company, Mid South Title Co., Lawyers Title of Arizona, Inc., Transnation Title & Escrow, Inc.,
		Carson Mills, AmeriTitle, William Fairbanks, Lawyers Title Realty Services, Inc., Transnation Title Insurance
		Company (collectively "Trustee") in favor of Health Care REIT, Inc. ("Beneficiary") dated September 30, 2003.	(31)
	10.53.17	Warrant for the Purchase of Shares of Common Stock by Emeritus Corporation ("Issuer"), for Senior Housing Partners
		I, LP ("Holder") for an aggregate of 400,000 shares, dated September 30, 2003.	(31)
	10.53.18	Master Agreement between Owners and Emeritus Corporation Regarding Sale of AL II Assisted Living Portfolio,
		dated September 30, 2003.	(31)
10.54	Meadow Lodge at Drum Lodge Hill in Chelmsford, Massachusetts
	10.54.1	Purchase and Sales Agreement dated April 23, 1999, between LM Chelmsford Assisted Living, L.L.C. ("Seller")
		and the registrant ("purchaser") (Exhibit 10.1.1).	(18)
10.55	Meadow Lodge at Drum Hill in Chelmsford, Massachusetts, Cobblestones at Fairmont in Manassas, Virginia,
	Kirkland Lodge in Kirkland, Washington and Ridgeland Pointe in Ridgeland, Mississippi. The following agreements
	are representative of those executed in conjunction with these properties.
	10.55.1	Fixed Rate Noted dated September 29, 1999, between Amresco Capital, L.P. ("Payee") and the registrant
		("Maker") (Exhibit 10.2.1).	(18)
	10.55.2	Mortgage and Security Agreement dated September 29, 1999, between Amresco Capital, L.P. (Mortgagee") and
		the registrant ("mortgagor") (Exhibit 10.2.2).	(18)
	10.55.3	Unsecured Promissory Note in the amount of $4,400,000 dated August 28, 2003, between the registrant
		("Borrower") and Health Care REIT, Inc.. ("Lender")	(32)
	10.55.4	Lease Agreement between HCRI Drum Hill Properties, LLC ("Landlord") and Emeritus Properties IX, LLC
		("Tenant") dated September 29, 2003.	(32)

Footnote
Number	Description	Number

	10.55.5	Lease Agreement between HCRI Fairmont Properties, LLC ("Landlord") and Emeritus Properties XII, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.6	Lease Agreement between HCRI Kirkland Properties, LLC ("Landlord") and Emeritus Properties X, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.7	Guaranty ("guaranty") is executed as of September 29, 1999, by Emeritus Corporation, a Washington corporation
		(singularly and collectively referred to as "guarantor"), for the benefit of Amresco Capital, L.P., a Delaware
		limited partnership ("lender").	(37)
	10.55.8	Cash Management and Security Agreement dated as of September 29, 1999, among Emeritus Properties XII, LLC
		(the "borrower"), Emeritus Corporation (the "manager"), and Amresco Capital, L.P. (together with its successors
		and assigns, the "lender").	(37)
	10.55.9	Assumption Agreement (“Agreement”) effective as of September 29, 2003, by and between Emeritus
		Properties IX, LLC, a Washington limited liability company (“original borrower” or “operating lessee”), HCRI
		Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), and JP Morgan Chase Bank
		(“lender”).	(37)
	10.55.10	Assumption of Obligations of Guarantor (“Agreement”) made and entered into as of September 29, 2003, by and
		among Health Care REIT, Inc., a Delaware corporation (the “assuming guarantor”), Emeritus Corporation, a
		Washington corporation (the “original guarantor”), and JP Morgan Chase Bank (the “lender”).	(37)
	10.55.11	Subordination and Standstill Agreement ( “Agreement”) dated as of the 29 day of September, 2003, by
		and among HCRI Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), Health Care REIT,
		Inc., a Delaware corporation (“HC REIT”), Emeritus Properties IX, LLC, a Washington limited liability company
		(“operating lessee”), Emeritus Corporation, a Washington corporation (“lease guarantor”), JP Morgan Chase Bank
		(“lender”).	(37)
10.56	Series B Preferred Stock Purchase Agreement dated as of December 10, 1999, between Emeritus Corporation and Saratoga
	Partners IV, L.P. (Exhibit 4.1).		(19)
10.57	Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with the Secretary of State of
	Washington on December 29, 1999 (Exhibit 4.2).		(19)
10.58	Shareholders Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).		(19)
10.59	Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners IV, L.P.
	(Exhibit 4.4).		(19)
10.6	Investment Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P., Saratoga Partners IV, L.P. and Saratoga Management Company L.L.C. (Exhibit
	4.5).		(19)
10.62	Emerald Hills in Auburn
	10.62.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.65	Loyalton of Hattiesburg in Hattiesburg, Mississippi
	10.65.2	Purchase agreement for Hattiesburg between ALCO XII L.L.C. ("Seller") and the registrant ("Purchaser") dated
	March 27, 2002.		(25)
10.66	Loyalton of Biloxi in Biloxi, Mississippi
	10.66.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.67	Amended 1998 Employee Stock Purchase Plan (as amended and restated on May 19, 1999, and August 17, 2001).
	(Appendix B).		(23)
10.68	Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles, Louisiana; Kingsley Place at Lafayette,
	Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas; Kingsley Place at Oakwell
	Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at Stonebridge, Texas. The following
	agreements are representative of those executed in connection with these properties:
	10.68.1	Horizon Bay Lease Facilities Purchase Agreement between Integrated Living Communities of Alexandria,
		L.L.C., Integrated Living Communities of Lake Charles, L.L.C., Integrated Living Communities of Lafayette,
		L.L.C., Integrated Living Communities of Henderson, L.P., Integrated Living Communities of Oakwell, L.P.,
		Integrated Living Communities of San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
		(collectively, the "Seller") and the registrant ("Purchaser") dated April 4, 2002.	(25)

Footnote
Number	Description	Number

10.68.2	Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior Lifestyle Shreveport, L.L.C
	("Seller"), dated April 17, 2002.	(25)
10.68.3	First Amendment to the Horizon Bay Lease Facilities Purchase Agreement between the registrant ("Purchaser")
	and Integrated Living Communities of Alexandria, L.L.C., Integrated Living Communities of Lake Charles,
	L.L.C., Integrated Living Communities of Lafayette, L.L.C., Integrated Living Communities of Henderson, L.P.,
	Integrated Living Communities of Oakwell, L.P., Integrated Living Communities of San Antonio, L.P., and
	Integrated Living Communities of McKinney, L.P., (collectively, the "Seller") dated May 1, 2002.	(25)
10.68.4	First Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated May 1, 2002.	(25)
10.68.5	Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C., and
	HB-ESC V, L.P., dated May 1, 2002.	(25)
10.68.6	Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P., and
	the registrant dated May 1, 2002.	(25)
10.68.7	Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P.,
	and the registrant dated May 1, 2002.	(25)
10.68.8	Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P.,
	and the registrant dated May 1, 2002.	(25)
10.68.9	Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P., and
	the registrant dated May 1, 2002.	(25)
10.68.10	Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P.,
	and the registrant dated May 9, 2002.	(25)
10.68.11	Agreement to provide management services to assisted living facilities (Medical Center) between HB-ESC V,
	L.P., and the registrant dated May 9, 2002.	(25)
10.68.12	Agreement to provide management services to assisted living facilities (Oakwell Farms) between HB-ESC V,
	L.P., and the registrant dated May 9, 2002.	(25)
10.68.13	Agreement to provide management services to assisted living facilities (Stonebridge) between HB-ESC V, L.P.,
	and the registrant dated May 9, 2002.	(25)
10.68.14	Second Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated May 31, 2002.	(25)
10.68.15	Third Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated June 14, 2002.	(25)
10.68.16	Fourth Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated June 28, 2002.	(25)
10.68.17	Termination of Amended and Restated Funding Agreement by and between Emeritus Corporation ("Emeritus")
	and HB-ESC I, LLC, HB-ESC II, LLC, and HB-ESC V, LP (collectively "HB Entities") effective June 30, 2003.	(31)
10.68.18	Global Amendment to Management Agreements by and between Emeritus Corporation ("Emeritus") and HB-ESC
	I, LLC, HB-ESC II, LLC, HB-ESC IV, LP, and HB-ESC V, LP (collectively "HB Licenses") effective June 30,
	2003	(31)
10.68.19	Assignment and assumption of leases by and among HB-ESCII, LLC ("Assignor"), Emeritus Corporation,
	("Assignee"), and Daniel R. Baty, ("Guarantor"), dated December 31, 2003.	(33)
10.68.20	Assignment and assumption of lease agreement (KP Stonebridge) by and among HB-ESC V, L.P., (“Assignor”),
	ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
	(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
	formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
	December 31, 2003.	(33)
10.68.21	Assignment and assumption of lease agreement (KP Henderson) by and among HB-ESC V, L.P., (“Assignor”),
	ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
	(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
	formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
	December 31, 2003.	(33)

Footnote
Number	Description	Number

	10.68.22	Assignment and assumption of lease agreement (KP Medical) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.23	Assignment and assumption of lease agreement (KP Oakwell) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.24	Master Lease Agreement between HB-ESC I, LLC ("Landlord"), and Emeritus Corporation ("Tenant") dated
		December 31, 2003.	(36)
10.71	Lodge at Eddy Pond, Massachusetts. The following agreements are representative of those executed in connection
	with the property:
	10.71.1	Loan Agreement between Heller Healthcare Finance, Inc. ("Lender") and Emeritus Properties XIV, L.L.C.
		("Borrower") dated August 26, 2002.	(27)
	10.71.2	Promissory Note A between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV, L.L.C.
		("Maker") dated August 26, 2002.	(27)
	10.71.3	Subordinate Promissory Note B between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV,
		L.L.C. ("Maker") dated August 26, 2002.	(27)
	10.71.4	Real Property Mortgage with Power of Sale and Security Agreement (Massachusetts) dated August 21, 2002.	(27)
	10.71.5	Collateral Assignment of Management Agreement and Waiver of Property Management and Broker Liens dated
		August 26, 2002.	(27)
	10.71.6	Guaranty by registrant ("Guarantor") to Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.7	Lease and Rent Assignment Agreement between Emeritus Properties XIV, L.L.C. ("Assignor") to Heller
		Healthcare Finance, Inc. ("Assignee") dated August 21, 2002.	(27)
	10.71.8	Side Letter regarding Deutsche Bank Refinancing and the registrants intent on refinancing with Heller Healthcare
		Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.9	Senior Housing Rider between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus Corporation ("Manager")
		and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.10	Hazardous Materials Indemnity Agreement between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus
		Corporation ("Guarantor") and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
10.72	Champion Oaks, Texas, Collin Oaks, Texas, Galleria Oaks, Alabama, Loyalton of Austin, Texas, Loyalton of Lake
	Highlands, Texas, Memorial Oaks, Texas, Meridian Oaks, Indiana, Sugar Land Oaks, Texas, Tanglewood Oaks,
	Texas, Woodbridge Estates, Texas, Village Oaks at Chandler, Arizona, Cielo Vista, Texas, Conway, Florida,
	Farmers Branch, Texas, Fort Wayne, Indiana, Glendale, Arizona, Greenwood, Indiana, Hollywood Park, Texas,
	Las Vegas, Nevada, Melbourne, Florida, Mesa, Arizona, Orange Park, Florida, Southpoint, Florida, Tuskawilla,
	Florida. The following agreements are representative of those executed in connection with the properties:
	10.72.1	Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord") and
		Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant") dated October 1, 2002.	(26)
10.73	Concorde, Nevada, Courtyard at the Willows, Washington, Fulton Villa, California, Juniper Meadows, Idaho, La
	Casa Grande, Florida , Lodge at Eddy Pond, Massachusetts, River Oaks, Florida, Silver Pines, Iowa ,
	Springmeadows, Montana, Stanford Centre, Florida, Villa del Rey, California. The following agreements are
	representative of those executed in connection with these properties:
	10.73.1	Master Lease by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty
		VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Puyallup, LLC, Emeritus Realty Bozeman, LLC, ESC-
		Port St. Richie, LLC, (collectively “Lessor”) and Emeritus Corporation, Emeritus Properties II, Inc., Emeritus
		Properties III, Inc., Emeritus Properties V, Inc., Emeritus Properties XIV, LLC, ESC-New Port Richey, LLC,
		ESC-Bozeman, LLC, dated December 6, 2002.	(28)
	10.73.2	Loan Agreement by and between General Electric Capital Corporation, a Delaware corporation, and Emeritus
		Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty
		XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC, ESC-Port St. Richie. LLC, dated
		December 6, 2002.	(28)

Footnote
Number	Description	Number

	10.73.3	Promissory Note A by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus
		Realty VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
		ESC-Port St. Richie. LLC, to General Electric Capital Corporation, a Delaware corporation, dated December 6,
		2002	(28)
	10.73.4	Subordinated Promissory Note B by ESC-Port St. Richie, LLC, a Washington limited liability company, to
		General Electric Capital Corporation, dated December 6, 2002.	(28)
	10.73.5	Loan Agreement by and between Emeritus Realty Corporation, a Nevada corporation and Health Care Property
		Investors, Inc., a Maryland corporation, dated December 6, 2002.	(28)
	10.73.6	Promissory Note by Emeritus Realty Corporation, a Nevada corporation, to Health Care Property investors, Inc., a
		Maryland corporation, dated December 6, 2002.
10.74	Hearthside Issaquah, Washington. The following agreements are representative of those executed in connection with
	these properties:
	10.74.1	Second Amendment to Loan Agreement by and between Emeritus Properties XIII, LLC ("Borrower") and GMAC
		Commercial Mortgage Corporation, ("Lender") dated January 29, 2003.	(28)
	10.74.2	Restatement, Amendment, and Bifurcation of Promissory Note A between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(28)
	10.74.3	Restatement, Amendment, and Bifurcation of Promissory Note B between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(0)
	10.74.4	Amendment to Promissory Note between M&M Properties ("Holder") and Emeritus Corporation and Emeritus
		Properties XIII, LLC ("Maker") dated January 29, 2003.	(28)
10.75	Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg, Pennsylvania;
	Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia; Loyalton of
	Greensboro, North Carolina; Loyalton of Ravenna, Ohio. The following agreements are representative of those
	executed in connection with these properties:
	10.75.1	Lease Agreement by HR Acquisition I Corporation ("Tenant"), Capstone Capital of Pennsylvania, Inc., and HRT
		Holdings, Inc. (collectively the "Lessor") and Emeritus Corporation ("Lessee") dated May 1, 2003.	(29)
	10.75.2	Promissory Note by Emeritus Corporation ("Maker"), for HR ACQUISITION I CORPORATION ("Payee") for
		principal amount of $600,000.00 dated May 1, 2003.	(29)
	10.75.3	Bill of Sale, Blanket Conveyance and Assignment by BCC at Bloomsburg, Inc. ("Tenant") and BCC Development
		and Management Co. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.4	Bill of Sale, Blanket Conveyance and Assignment by ALCO VI, LLC ("Tenant") and Balance Care at
		Mechanicsburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.5	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Harrisburg, LLC ("Tenant")
		and BCC at Harrisburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.6	Bill of Sale, Blanket Conveyance and Assignment by ALCO XI, LLC ("Tenant") and BCC at Danville, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.7	Bill of Sale, Blanket Conveyance and Assignment by ALCO IX, LLC ("Tenant") and BCC at Harrisonburg, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.8	Bill of Sale, Blanket Conveyance and Assignment by ALCO X, LLC ("Tenant") and BCC at Roanoke, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.9	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Greensboro, LLC ("Tenant")
		and BCC at Greensboro, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)

Footnote
Number	Description	Number

10.75.10	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Ravenna, LLC ("Tenant") and
	BCC at Ravenna, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT Assignee")
	and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.11	Operations and Transfer Agreement by and among BCC at Bloomsburg, Inc. (“Tenant”), BCC Development and
	Management Co. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.12	Operations and Transfer Agreement by and among ALCO VI, LLC (“Tenant”), Balanced Care at Mechanicsburg,
	Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and
	Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.13	Operations and Transfer Agreement by and among Extended Care Operators of Harrisburg, LLC (“Tenant”), BCC
	at Harrisburg, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.14	Operations and Transfer Agreement by and among ALCO XI, LLC (“Tenant”), BCC at Danville, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.15	Operations and Transfer Agreement by and among ALCO IX, LLC (“Tenant”), BCC at Harrisonburg, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.16	Operations and Transfer Agreement by and among ALCO X, LLC (“Tenant”), BCC at Roanoke, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.17	Operations and Transfer Agreement by and among Extended Care Operators of Greensboro, LLC (“Tenant”),
	BCC at Greensboro, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation
	(“New Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.18	Operations and Transfer Agreement by and among Extended Care Operators of Ravenna, LLC (“Tenant”), BCC
	at Ravenna, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.19	Assignment and Assumption Agreement by and among BCC at Bloomsburg, Inc. (the “Tenant”), BCC
	Development and Management Co. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
	2003	(29)
10.75.20	Assignment and Assumption Agreement by and among ALCO VI, LLC (the “Tenant”), Balanced Care at
	Mechanicsburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.21	Assignment and Assumption Agreement by and among Extended Care Operators of Harrisburg, LLC (the
	“Tenant”), BCC at Harrisburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.22	Assignment and Assumption Agreement by and among ALCO XI, LLC (the “Tenant”), BCC at Danville, Inc.
	(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.23	Assignment and Assumption Agreement by and among ALCO IX, LLC (the “Tenant”), BCC at Harrisonburg,
	Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
	10.75.24Assignment and Assumption Agreement by and among ALCO X, LLC (the “Tenant”), BCC at Roanoke, Inc.
	(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.25	Assignment and Assumption Agreement by and among Extended Care Operators of Greensboro, LLC (the
	“Tenant”), BCC at Greensboro, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
	2003	(29)
10.75.26	Assignment and Assumption Agreement by and among Extended Care Operators of Ravenna, LLC (the
	“Tenant”), BCC at Ravenna, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.27	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Bloomsburg, Pennsylvania,
	by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc.("Mortgagee"),
	dated May 1, 2003.	(29)

Footnote
Number	Description	Number

	10.75.28	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Mechanicsburg,
		Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania,
		Inc.("Mortgagee"), dated May 1, 2003.	(29)
	10.75.29	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Harrisburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc.("Mortgagee"),
		dated May 1, 2003.	(29)
	10.75.30	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Danville, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003.	(29)
	10.75.31	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Harrisonburg, Virginia,
		by Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003.	(29)
	10.75.32	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Roanoke, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003.	(29)
	10.75.33	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Greensboro, North
		Carolina, by Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"),
		dated May 1, 2003	(29)
	10.75.34	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Ravenna, Ohio, by
		Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1,
		2003	(29)
10.76	Emeritus Oaks of Silverdale, Washington. The following agreements are representative of those executed in
	connection with this property:
	10.76.1	Lease Agreement by WASHINGTON LESSOR - SILVERDALE, INC., ("Lessor"), and ESC-Silverdale, LLC,
		("Lessee") dated August 15, 2003, effective November 1, 2003.	(37)
	10.76.2	Guaranty given by Emeritus Corporation ("Guarantor"), in favor of WASHINGTON LESSOR - SILVERDALE,
		INC., ("Lessor") dated August 15, 2003.	(37)
10.77	The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
	Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado. The following agreements are representative of those
	executed in connection with this property:
	10.77.1	Loan Assumption Agreement by and between LaSalle Bank National Association, formerly known as LaSalle
		National Bank as Trustee for GMAC commercial Mortgage Pass-through certificates, series 1998-C2. ("Lendor"),
		ALS Financing Inc. ("Borrower"), Emeritus Properties XVI, Inc. ("Purchaser"), Alterra Healthcare Corporation
		("Alterra"), and Emeritus Corporation ("New Indemnitor"), dated December 31, 2003, effective January 1, 2004.	(34)
	10.77.2	Assumption by Emeritus Properties XVI, Inc., (“New Borrower”), of $25,000,000 Loan (the “Loan”) originally
		made by GMAC Commercial Mortgage Corporation, (“Original Lender”), to ALS Financing, Inc., a Kansas
		corporation (“Existing Borrower”), pursuant to that certain Loan Agreement, dated as of June 30, 1998, by and
		between Original Lender and Existing Borrower (the “Loan Agreement”), which Loan is evidenced by that certain
		Promissory Note, dated July 30, 1998, and made by Existing Borrower payable to the order of Original Lender in
		the stated principal amount of $25,000,000.00 (the “Note”), is secured by certain security instruments
		(collectively, the “Security Instruments”; and the Loan Agreement, the Note, and the Security Instruments,
		together with any and all other instruments and documents evidencing, securing, or otherwise pertaining to the
		Loan are hereinafter referred to collectively as the “Loan Documents”) encumbering five assisted living facilities
		located in Kansas, Colorado, and California (collectively, the “Projects”), and is now owned and held by LaSalle
		Bank National Association, formerly known as LaSalle National Bank, as Trustee for GMAC Commercial
		Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C2 (“Lender”), dated
		December 31, 2003.	(34)
	10.77.3	Assignment, Amendment and Restatement of Lease Agreement by and between ALS FINANCING, INC.,
		(“ALS”), EMERITUS PROPERTIES XVI, INC. (“Emeritus XVI”) and ALTERRA HEALTHCARE
		CORPORATION ("Alterra") dated December 31, 2003.	(34)

Footnote
Number	Description	Number

	10.77.4	CONVEYANCE AND OPERATIONS TRANSFER AGREEMENT (the “Agreement”) by and among ALS
		FINANCING, INC., (the "Seller"), ALTERRA HEALTHCARE CORPORATION, (“Alterra”), and EMERITUS
		PROPERTIES XVI, INC., (the "Purchaser") is made and entered into as of the 31st day of December, 2003 (the
		"Execution Date").	(34)
	10.77.5	UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (this “Guaranty”), by EMERITUS
		CORPORATION, a Washington corporation (“Guarantor”), in favor of LASALLE BANK NATIONAL
		ASSOCIATION, FORMERLY KNOWN AS LASALLE NATIONAL BANK, AS TRUSTEE FOR GMAC
		COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C2 (“Lender”) is made as of
		the 31st day of December, 2003, and is effective as of January 1, 2004.	(34)
10.78	Royalton Court Kent, Washington. The following agreements are representative of those executed in connection with
	this property:
	10.78.1	Agreement to provide management services to assisted living facility by and between Royalton/Kent, LLC,
		("Licensee") and Emeritus Corporation, ("Manager") dated February 16, 2003.	(36)
21.1		Subsidiaries of the registrant.	(36)
23.1		Consent of Independent registered public accounting firm.	(36)
31.1		Certification of Periodic Reports
		31.1.1Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated January 27, 2005	(37)
		31.1.2Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated January 27, 2005	(37)
32.1		Certification of Periodic Reports
		32.1.1Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated January 27, 2005	(37)
		32.1.2Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated January 27, 2005	(37)
99.1		Press Releases
		99.1.1Press Release dated March 26, 2004, reports on fourth quarter and year 2003 results.	(35)

(1)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-97508) declared effective on November 21, 1995.
(2)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 29, 1996.
(3)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1996.
(4)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1996.
(5)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 31, 1997.
(6)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.
(7)	Incorporated by reference to the indicated exhibit filed with the Company’s Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.
(8)	Incorporated by reference to the indicated exhibit filed with the Company’s Current Report on Form 8-K Amendment No. 1 (File No. 1-14012) on July 14, 1997.
(9)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.
(10)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on August 14, 1997.
(11)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on October 29, 1997.
(12)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
(13)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
(14)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.
(15)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
(16)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
(17)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
(18)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
(19)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2000.
(20)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
(21)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on April 2, 2001.

(22)	Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on July 18, 2001.
(23)	Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
(24)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 2002.
(25)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 2002.
(26)	Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 15, 2002.
(27)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 8, 2002.
(28)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 27, 2003.
(29)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 9, 2003.
(30)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 8, 2003.
(31)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on October 14, 2003.
(32)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 7, 2003.
(33)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(34)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(35)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) dated March 4, 2004, filed on March 5, 2004.
(36)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 2004.
(37)	Filed herewith.

SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 27, 2005
Emeritus Corporation
(Registrant)

By: /s/ Raymond R. Brandstrom
Name: Raymond R. Brandstrom
Title: Vice President of Finance, Secretary,
and Chief Financial Officer

Signature	Title	Date

/s/ Daniel R. Baty	Chief Executive Officer and
Daniel R. Baty	Chairman of the Board

/s/ Raymond R. Brandstrom	Vice President of Finance, Secretary, and Chief Financial Officer
Raymond R. Brandstrom

/s/ Patrick Carter	Director
Patrick Carter

/s/ Charles P. Durkin	Director
Charles P. Durkin

/s/ David W. Niemiec	Director
David W. Niemiec

/s/ T. Michael Young	Director
T. Michael Young

/s/ Bruce L. Busby	Director
Bruce L. Busby

/s/ Stanley L. Baty	Director
Stanley L. Baty

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Emeritus Corporation

We have audited the consolidated balance sheets of Emeritus Corporation and subsidiaries (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note (2) to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December, 31, 2003.

/s/KPMG LLP

Seattle, Washington
March 5, 2004, except as to footnote 2, which is as of January 21, 2005

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
ASSETS
	December 31,	December 31,
	2003	2002
Current Assets:	As restated
Cash and cash equivalents	$6,368	$7,301
Short-term investments	987	3,180
Trade accounts receivable, net	2,769	1,647
Other receivables	1,961	3,645
Prepaid expenses and other current assets	6,663	5,217
Total current assets	18,748	20,990
Long-term investments	7,678	-
Property and equipment, net	326,595	160,244
Property held for development	1,254	1,254
Notes receivable from and investments in affiliates	2,409	6,358
Restricted deposits	7,306	5,555
Lease acquisition costs, net	20,223	6,081
Other assets, net	5,581	3,759
Total assets	$389,794	$204,241

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$4,750	$3,604
Current portion of capital lease and financing obligations	5,735	1,119
Trade accounts payable	6,774	3,108
Accrued employee compensation and benefits	5,885	5,355
Accrued interest	1,888	1,737
Accrued real estate taxes	2,702	2,463
Accrued dividends on preferred stock	8,228	13,457
Other accrued expenses	8,117	9,094
Deferred revenue	6,075	2,884
Other current liabilities	6,879	5,366
Total current liabilities	57,033	48,187
Long-term debt, less current portion	136,388	119,887
Capital lease and financing obligations, less current portion	215,324	40,949
Convertible debentures	32,000	32,000
Deferred gain on sale of communities	30,438	20,451
Deferred rent	4,032	5,728
Other long-term liabilities	1,506	1,315
Total liabilities	476,721	268,517
Minority interests	-	558
Redeemable preferred stock	-	25,000
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares; issued and outstanding 34,830 and 33,473 at
December 31, 2003, and December 31, 2002, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
10,297,449 and 10,247,226 shares at December 31, 2003, and December 31, 2002, respectively	1	1
Additional paid-in capital	72,894	68,944
Accumulated other comprehensive income	-	1,247
Accumulated deficit	(159,822)	(160,026)
Total shareholders' deficit	(86,927)	(89,834)
Total liabilities and shareholders' deficit	$389,794	$204,241

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:	As restated
Community revenue	$191,979	$139,189	$129,256
Other service fees	4,435	4,575	2,291
Management fees	10,243	10,892	8,725
Total operating revenues	206,657	154,656	140,272

Expenses:
Community operations	127,290	93,822	80,829
General and administrative	24,041	21,112	17,864
Depreciation and amortization	12,450	9,363	7,260
Facility lease expense	33,831	27,193	27,606
Total operating expenses	197,612	151,490	133,559
Income from operations	9,045	3,166	6,713

Other income (expense):
Interest income	666	403	980
Interest expense	(19,387)	(14,135)	(13,296)
Other, net	2,013	4,111	581
Net other income (expense)	(16,708)	(9,621)	(11,735)

Loss before income taxes	(7,663)	(6,455)	(5,022)
Provision for income taxes	(418)	-	-
Net loss	(8,081)	(6,455)	(5,022)
Preferred stock dividends	(6,238)	(7,343)	(6,368)
Gain on repurchase of Series A preferred stock	14,523	-	-
Net income (loss) to common shareholders	$204	$(13,798)	$(11,390)

Income (loss) per common share:
Basic	$0.02	$(1.35)	$(1.12)

Diluted	$0.02	$(1.35)	$(1.12)

Weighted average common shares outstanding:
Basic	10,255	10,207	10,162

Diluted	11,521	10,207	10,162

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31
	2003	2002	2001
Cash flows from operating activities:	As restated
Net loss	$(8,081)	$(6,455)	$(5,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,450	9,363	7,260
Amortization of deferred gain	(962)	(327)	(221)
Gain on refinancings and sale of properties, net	-	(4,410)	(1,392)
Impairment of long-lived asset	950	-	-
Gain on sale of investment securities	(1,437)	-	-
Write down of lease acquisition costs	25	262	835
Write down of loan fees and amortization	1,363	395	-
Write off of deferred gain	-	265	-
Provision for doubtful accounts	(30)	(71)	466
Other	345	364	894
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(456)	(404)	179
Other receivables	559	(404)	-
Prepaid expenses and other current assets	(1,055)	(2,545)	265
Trade accounts payable	2,890	1,003	(1,038)
Accrued employee compensation and benefits	(772)	2,054	852
Accrued interest	173	(1,259)	(130)
Accrued real estate taxes	(866)	1,048	(391)
Other accrued expenses	928	(33)	(531)
Deferred revenue	3,171	1,357	305
Other current liabilities	(808)	3,428	867
Security deposits and other long-term liabilities	(553)	627	14
Deferred rent	524	314	755
Net cash provided by operating activities	8,358	4,572	3,967

Cash flows from investing activities:
Acquisition of property and equipment	(2,738)	(11,698)	(1,429)
Purchase of minority partner interest	(2,500)	(3,070)	-
Sale of property and equipment	11,346	25,010	2,350
Construction expenditures - leased properties	(382)	(1,154)	(694)
Proceeds from sale of investment securities	2,949	-	-
Management and lease acquisition costs	(12,587)	(2,229)	(416)
Advances to affiliates and other managed communities	1,469	(941)	2,699
Proceeds from sales of interest in affiliates	-	750	-
Investment in Alterra	(7,678)	-	-
Investment in affiliates	(79)	(2,971)	-
Distributions to minority partners	(250)	(500)	-
Net cash provided by (used in) investing activities	(10,450)	3,197	2,510

Cash flows from financing activities:
Decrease (increase) in restricted deposits	(1,636)	(35)	748
Repayment of short-term borrowings	(2,791)	(2,210)	(1,650)
Debt issue and other financing costs	(578)	(3,374)	-
Repurchase of Series A preferred stock	(20,524)	-	-
Proceeds from long-term borrowings and financings	28,763	120,838	145
Repayment of long-term borrowings	(59)	(125,092)	(3,067)
Repayment of capital lease and financing obligations	(1,986)	(732)	-
Other	(30)	(57)	45
Net cash provided by (used in) financing activities	1,159	(10,662)	(3,779)
Net increase (decrease) in cash and cash equivalents	(933)	(2,893)	2,698
Cash and cash equivalents at the beginning of the period	7,301	10,194	7,496
Cash and cash equivalents at the end of the period	$6,368	$7,301	$10,194

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	-
	2003	2002	2001
	As restated
Supplemental disclosure of cash flow information -
cash paid during the period for interest	$19,235	$15,260	$13,426

Noncash investing and financing activities:
Transfer of property held for sale to property and equipment	$-	$2,028	$-
Transfer of property and equipment from property held for development		$214	$730
Notes receivable from buyer in sales		$-	$1,000
Assumption of debt by buyer in sale		$-	$3,162
Unrealized holding gains in investment securities	$144	$1,383	$951
Accrued and in-kind preferred stock dividends	$6,238	$7,343	$6,368
Gain on repurchase of Series A preferred stock	$14,523	$-	$-
Common stock warrants issued	$2,549	$-	$-
Note from affiliates	$1,359	$-	$-
Debt assumed for acquisition of property and equipment	$22,639	$-	$-
Capital Lease and financing obligations	$222,221	$42,800	$-

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE OPERATIONS
(In thousands, except share data)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Number		Number		paid-in	comprehensive	Accumulated	shareholders'
	of shares	Amount	of shares	Amount	capital	income (loss)	deficit	deficit
Balances at December 31, 2000,					As restated		As restated	As restated
as previously reported	30,609	$-	10,120,045	$1	$66,373	$(1,087)	$(131,090)	$(65,803)
Adjustments for periods prior to 2000	-	-	-	-	-	-	(3,748)	(3,748)
Balances at December 31, 2000,
as restated	30,609	-	10,120,045	1	66,373	(1,087)	(134,838)	(69,551)
Unrealized gain on investment
securities	-	-	-	-	-	951	-	951
Issuances of shares under
Employee Stock Purchase Plan	-	-	75,985	-	45	-	-	45
Preferred stock dividends	-	-	-	-	1,268	-	(6,368)	(5,100)
Net loss for the year ended
December 31, 2001, as restated	-	-	-	-	-	-	(5,022)	(5,022)
Balances at December 31, 2001,
as restated	30,609	-	10,196,030	1	67,686	(136)	(146,228)	(78,677)
Unrealized gain on investment
securities	-	-	-	-	-	1,383	-	1,383
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	43,695	-	(73)	-	-	(73)
Options exercised	-	-	7,501	-	16	-	-	16
Preferred stock dividends	2,864	-	-	-	1,315	-	(7,343)	(6,028)
Net loss for the year ended
December 31, 2002, as restated	-	-	-	-	-	-	(6,455)	(6,455)
Balances at December 31, 2002,
as restated	33,473	-	10,247,226	1	68,944	1,247	(160,026)	(89,834)
Unrealized gain on investment
securities	-	-	-	-	-	144	-	144
Realized gain on investment
securities	-	-	-	-	-	(1,391)	-	(1,391)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	-	-	(92)	-	-	(92)
Options exercised	-	-	50,223	-	122	-	-	122
Warrants issued in lease acquisition	-	-	-	-	2,549	-	-	2,549
Preferred stock dividends	1,357	-	-	-	1,371	-	(6,238)	(4,867)
Gain on repurchase of
Series A preferred stock		-	-	-	-	-	14,523	14,523
Net loss for the year ended
December 31, 2003, as restated	-	-	-	-	-	-	(8,081)	(8,081)
Balances at December 31, 2003,
as restated	34,830	$-	10,297,449	$1	$72,894	$-	$(159,822)	$(86,927)

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

Definitions

Throughout this filing certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"VIE" refers to variable interest entity.
3.	"REIT" refers to real estate investment trust.
4.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
5.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.

(1)    Description of Business and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (“Emeritus” or the “Company”) is a nationally integrated assisted living company focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. The Company owns 19 communities and leases 109 communities. These 128 communities comprise the communities included in the consolidated financial statements.

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

The management agreements included management agreements covering 46 communities in connection with the Emeritrust transactions, which are referred to extensively throughout these financial statements, through September 30, 2003, which were subsequently reduced to 23 Emeritrust I communities as of December 31, 2003, detailed as follows:

*    Emeritrust I: 25 communities that the Company began managing in December 1998. Mr. Baty held an indirect noncontrolling interest in the entity that owned these communities. Until December 31, 2001, the Company received a base management fee of 5% of gross revenues, for these communities, but was entitled to receive up to 7% depending on the cash flow performance of the communities managed. As of January 1, 2002, however, the Company received a base management fee of 3% of gross revenues, but could have received up to 7% depending on the cash flow performance of the communities managed. Additionally, the Company was required by its management contracts to fund cash operating deficits. In May 2002, the Company entered into an agreement for a third party to operate one of these communities located in San Bernardino, California. The new operator had responsibility for all economic benefits and detriments and had an option to purchase this community from the owner of the community. In April of 2003, the new operator exercised their option to purchase this community reducing the number of communities managed from 25 to 24. In August of 2003, the owners sold another building in Casper, Wyoming, further reducing the number of communities managed from 24 to 23. In March 2004, this management agreement was amended to provide for a management fee of 5% of gross revenues. In the third quarter of 2003, the Company executed a short-term extension of the management agreement for the 23 remaining communities from June 30, 2003, to January 2, 2004. This extension removed the purchase option in the original agreement. Additionally, the Company was indemnified against any funding obligations it may have had under the extended management

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

agreement by certain of the Emeritrust I investors, including Mr. Baty, one of the Company's principal shareholders. Subsequently, the Company executed a longer term extension from January 2, 2004, to September 30, 2005, which extension also excludes any funding obligation or purchase option, but which may be terminated by either party with 90 days notice.

*    Emeritrust II: 21 communities that the Company began managing in the time period from March 1999 to September 2003. Mr. Baty held an indirect non-controlling interest in the entities that owned these communities. As of September 30, 2003, the owners of the Emeritrust II communities sold them to a REIT, which leased these communities back to the Company in a master lease and are now included in the Company's consolidated results. The Emeritrust II communities consisted of:

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

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

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

*	For commercial general liability and professional liability insurance, Emeritus uses a captive insurance structure essentially to self-fund its primary layer of insurance. This policy is claims-made based and covers losses and liabilities associated with general and professional liability. The primary layer has per occurrence and aggregate limits. Within that primary layer is a self-insured retention, which also has a per occurrence and aggregate limit. The Company also has an excess policy, which applies to claims in excess of the primary layer on a per occurrence basis. Losses within the primary layer, which include the self-insured retention, are accrued based upon actuarial estimates of the aggregate liability for claims incurred, which will vary based on actual versus expected experience.

*	For health insurance, Emeritus self-insures up to a certain level for each occurrence above which a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

*	For workers' compensation insurance for insured states (excluding Texas and compulsory State Funds), the Company is on an incurred loss, retrospective insurance policy, retroactively adjusted, upward or downward, based upon total incurred loss experience. The premium charged by the insurance underwriter is based upon a standard rate determined by the underwriter to cover, amongst other things, estimated losses and other fixed costs. The difference between the premium charged and the actuarial based estimate of costs, which is expensed on a monthly basis, is carried as an asset on the balance sheet. After the end of the policy year, the insurance company conducts an audit and adjusts the total premium based upon the actual payroll and actual incurred loss for the policy year. Any premium adjustment for the differences between estimated and actual payroll and estimated and actual losses will first be applied to the accrued asset and then as an adjustment to workers' compensation expense at the time such adjustment is determined. There is a reasonable expectation that the incurred loss adjustment will be downward, resulting in a premium refund. The incurred loss adjustment is limited to 50% of the standard premium with the initial adjustment six months after policy expiration on December 31, 2003, and annually thereafter. For work-related injuries in Texas, the Company is a non-subscriber, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis.

*	Emeritus accounts for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees”. Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. The Company makes pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, “Accounting for Stock-Based Compensation”. The fair value-based method requires the Company to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted-average option life. To the extent, such things as actual volatility or life of the options is different from estimated, amounts expensed will be more or less than would have been recorded otherwise.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements
*	Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional charges may be required.

*	Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

*	Emeritus accounts for impairment of long-lived assets, which include property and equipment, investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed annually or whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of the Company's relationships with its partners and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

*	Emeritus accounts for leases as either operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property. Properties under operating leases are not included on the balance sheet and are accounted for in the statement of operations as facility lease expense for actual rent paid to the extent any increases in rent is considered to be contingent and not determinable. In cases where there are rent escalator provisions that have fixed or determinable increases, the operating leases are accounted for as the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective leases and less facility lease expense than the actual rent paid in the later years of the lease. Those leases that meet one of the criteria described above cannot be accounted for as operating leases are accounted for as capital leases. For properties under capital lease arrangements, a liability is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term, and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. Typically, capital lease treatment results in greater depreciation and interest than actual lease payments paid in the early years of the leases and less depreciation and interest than actual

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

rent paid in the later years of the leases. Properties that are sold and leased-back and for which the Company has continuing involvement are accounted for as financings, in which the property remains on the balance sheet and a financing obligation is recorded generally equal to the purchase price of the properties sold. The impact on the statement of operations is similar to a capital lease.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of limited liability companies and partnerships are consolidated where the Company maintains effective control over such entities’ assets and operations, notwithstanding a lack of technical majority ownership. The Company's management contracts do not result in control and those entities are not consolidated. All significant inter-company balances and transactions are eliminated in consolidation.

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

The Company charges nonrefundable move-in fees at the time the resident occupies the unit and the related services are performed. Revenue for these fees is deferred and recognized over the average period of resident occupancy, currently 15 months.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper, and certificates of deposit with a maturity date at purchase of three months or less. Cash equivalents at December 31, 2003, and 2002, were not material.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 40 years; furniture, equipment and vehicles, five to seven years; capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.

The Company accounts for impairment of long-lived assets, which primarily include property and equipment, investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in the Company's business strategies and plans, changes in the quality or structure of its relationships with its partners, and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

Deferred Rent

Deferred rent primarily represents lease incentives that are deferred and amortized using the straight-line method over the terms of the associated leases and the effects of straight-lining leases that contain fixed payment escalators.

Deferred Gain on Sales of Communities

Deferred gains on sales of communities consist of deferred gains on sale-leaseback transactions and deferred gains on sale transactions. Deferred gains on sale-leaseback transactions are amortized using the straight-line method over the terms of the associated leases where the Company has no continued financial involvement in communities that it has sold and leased back. Sale-leaseback and sale transactions where the Company has continuing financial involvement, other than normal leasebacks, are not accounted for as sales until such involvement terminates.

Leases and Debt with Escalator Clauses

Leases and debt that contain fixed payment escalators are accounted for on a straight-line basis as if the lease payments or interest rates were fixed over the life of the lease or debt. In addition, certain leases contain payment escalators based on the increase in the Consumer Price Index (CPI) not to exceed certain fixed rates. To the extent there is a high level of certainty that the fixed rate increase under the lease will be met, lease payments are accounted for on a straight-line basis using the fixed rate. If the change in CPI is less than the fixed rate, the difference is accounted for at the time the contingency is resolved.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

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

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
	As restated
Net income (loss) to common shareholders:
As reported	$204	$(13,798)	$(11,390)
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(1,156)	(773)	(1,074)
Pro forma	$(952)	$(14,571)	$(12,464)

Net income (loss) per common share:

As reported - basic and diluted	$0.02	$(1.35)	$(1.12)

Pro forma - basic and diluted	$(0.09)	$(1.43)	$(1.23)

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

	Year ended December 31,
	2003	2002	2001

Expected life from vest date (in years)	4	4	4
Risk-free interest rate	1.96% - 2.6%	2.9% - 4.3%	4.12% - 4.39%
Volatility	89.3% - 90.0%	90.4%-93.3%	80.7% - 82.1%
Dividend yield	-	-	-
Weighted average fair value (per share)	$2.55	$1.99	$1.31

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

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

	Year ended December 31,
	2003	2002	2001
Convertible Debentures	1,455	1,455	1,455
Options	30	1,714	1,193
Warrants - Senior Housing Partners I, L.P.	400	-	-
Warrants - Saratoga Partners	-	1,000	1,000
Series A Preferred (1)	-	1,374	1,374
Series B Preferred	4,824	4,636	4,239
	6,709	10,179	9,261
(1) Repurchased in July and August 2003

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

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
	As restated
Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$204	$(13,798)	$(11,390)
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	10,255	10,207	10,162

Basic net income (loss) per share	$0.02	$(1.35)	$(1.12)

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$204	$(13,798)	$(11,390)

Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	10,255	10,207	10,162
Assumed exercise of options and warrants	1,266	-	-
	11,521	10,207	10,162

Diluted net income (loss) per share	$0.02	$(1.35)	$(1.12)

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity, which under accounting principles generally accepted in the United States, are excluded from results of operations. For the Company, these consist of unrealized gains and losses on investment securities, net of any related tax effect.

Recent Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. Adoption did not have an impact on the Company’s financial condition and results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption did not have an impact on the Company’s financial condition and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation was revised on December 2003 and addresses consolidation by business enterprises of VIE's. A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004, for VIE's that existed prior to February 1, 2003.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

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

(2)    Restatement

During November 2004, the Company determined that the accounting treatment for a number of its leases was incorrect and that the necessary corrections would require restatement of its financial statements. At December 31, 2003 the Company leased 109 communities. The below items also affect footnotes 1, 3, 6, 12, 14, 17, 18, 20, and 21. The accounting corrections are as follows:

(a)    In the past, substantially all of the Company's leases have been accounted for as operating leases. Leases for 25 communities, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease. Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases. Accordingly, these leases have been accounted for as capital leases in the restated financial statements. Under capital lease accounting, the Company establishes on its balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations, over the lease term and a corresponding long-term asset. Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease. Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases. The effect of these provisions results in an increase in property and equipment of $161.3 million and $40.7 million at December 31, 2003 and 2002, respectively; an increase in capital lease and financing obligations of $163.1 million and $42.1 million at December 31, 2003 and 2002, respectively; an increase in deferred gain of $2.7 million and zero at December 31, 2003 and 2002, respectively; an increase in depreciation and amortization of $4.9 million, $2.1 million, and zero for the years ended December 31, 2003, 2002, and 2001, respectively; a decrease in facility lease expense of $6.9 million, $3.1 million, and zero for the years ended December 31, 2003, 2002, and 2001, respectively; an increase in interest expense of $5.1 million, $2.4 million, and zero for the years ended December 31, 2003, 2002, and 2001, respectively; and an increase in other, net income of $45,000, zero and zero for the years ended December 31, 2003, 2002, and 2001, respectively.

(b)    In the past the Company's statements of operations have included the actual rent paid under operating leases as facility lease expense. However, leases for 17 of the Company communities that continue to be treated as operating leases in the restated financial statements contain rent escalation provisions, which require annual increases in rent based on the lesser of a fixed amount or various formulae related to the consumer price index. Under accounting principles generally accepted in the United States, to the extent there is a high level of certainty that the fixed increase under the lease will be met, the Company is required to account for the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective lease and less facility lease expense than actual rent paid in the later years of the lease. In addition, leases for 4 communities are being accounted for as capital leases because the inclusion of fixed annual increases in lease payments causes the leases to fail the quantitative test for operating leases. The effect of straight lining the total rent resulted in an increase in deferred rent of $3.8 million and $3.2 million at December 31, 2003 and 2002, respectively; a net increase in facility lease expense of $550,000, $344,000, and $483,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The capital lease transaction for the 4 communities discussed above was

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

consummated on December 31, 2003, and has resulted in an increase in property and equipment of $23.6 million and related financing obligation of $23.6 million; an increase in deferred gain of $119,000 and $127,000 at December 31, 2003 and 2002, respectively; and an increase in other, net income of $9,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively.

(c)    A September 2003 transaction that the Company had accounted for under sale-leaseback accounting should have been accounted for as a financing. The transaction consisted of a sale of four communities to a REIT, which assumed the existing debt related to the communities and in turn leased the communities to the Company for an initial term of 15 years with one 15-year option to renew. As a part of the transaction, the Company provided a letter of credit against the default of the underlying debt and continued to provide a security interest in community receivables and limited guarantees in favor of the debt holder. These transaction features constitute continuing involvement in the communities and preclude sale-leaseback accounting under accounting principles, generally accepted in the United States. As a result, the Company is required to account for this transaction as a financing. Under finance accounting the Company's balance sheet will continue to reflect the communities as assets and establish a financing obligation as a liability equal to the debt assumed by the REIT and cash received from the REIT, notwithstanding the legal sale of the communities. The Company’s statement of operations will include depreciation of the communities and interest on the financing obligation as expenses. Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements. The effect of these provisions results in a change in our balance sheet at December 31, 2003 and our statement of operations for the year ending December 31, 2003, only. There was an increase in property and equipment of $24.2 million, an increase in capital lease and financing obligations of $34.4 million, a decrease in deferred gain of $9.7 million, an increase in depreciation and amortization of $221,000, a decrease in facility lease expense of $884,000, an increase in interest expense of $1.0 million, and an increase in other, net expense of $165,000.

(d)    In 2001 and prior years, the Company recognized nonrefundable move-in fees at the time the resident occupied the unit and the related services were performed. In 2002, the Company began charging significantly higher fees for move-ins than were previously charged. Therefore, in June 2002, the Company instituted a policy consistent with SEC Staff Accounting Bulletin 101 “Revenue Recognition”, to defer such fees and recognize them over the average period of occupancy, approximately 16 months, and made a cumulative adjustment to defer revenues in the amount of $1.8 million. As part of the restatement, the Company has adjusted the deferred revenues for periods prior to 2002 to be in conformance with SEC Staff Accounting Bulletin 101. This resulted in revenues increasing by $1.5 million for the year ended December 31 2002, and decreasing by $305,000 for the year ended December 31, 2001. The restatement had no effect on revenues for the year ended December 31, 2003.

(e)    The Company is also correcting three other items that occurred in the restatement periods. The Company is restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. The Company is also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt, starting from December 2002. Finally, the Company is restating the accounting for a deferred compensation plan that had been accounted for on a net basis. The adjustment results in the recording of a long-term deferred compensation liability and a corresponding investment representing trading securities held for this plan. These items were originally discovered and corrected in the Company’s Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in an increase in short-term investments of $987,000 and $421,000 at December 31, 2003 and 2002, respectively; an increase in lease acquisition costs of $1.2 million at December 31, 2003; an increase in other accrued liabilities of $176,000 and $14,000 at December 31, 2003 and 2002, respectively; an increase in other long-term liabilities of $987,000 and $421,000 at December 31, 2003 and 2002, respectively; an increase in additional paid-in capital of $1.2 million at December 31, 2003; an increase in depreciation and amortization of $20,000 for the year ended December 31, 2003; and an increase in interest expense of $163,000 and $14,000 for the years ended December 31, 2003 and 2002, respectively.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

A summary of the significant effect of the restatement is as follows (in thousands except per share data):

	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2002
Balance Sheets	As originally reported	As restated	As originally reported	As restated
Short-term investments	$-	$987	$2,759	$3,180
Total current assets	$17,761	$18,748	$20,569	$20,990
Property and equipment, net	$117,546	$326,595	$119,583	$160,244
Lease acquisition costs, net	$19,052	$20,223	N/C	N/C
Total assets	$178,587	$389,794	$163,159	$204,241
Current portion of capital lease and financing obligations	$-	$5,735	$-	$1,119
Other accrued expenses	$7,941	$8,117	$9,080	$9,094
Total current liabilities	$51,122	$57,033	$47,054	$48,187
Capital lease and financing obligations	$-	$215,324	$-	$40,949
Deferred gain on sale of communities	$37,389	$30,438	$20,324	$20,451
Deferred rent	$263	$4,032	$2,508	$5,728
Other long-term liabilities	$519	$1,506	$894	$1,315
Total liabilities	$257,681	$476,721	$222,667	$268,517
Additional paid-in capital	$71,703	$72,894	N/C	N/C
Accumulated deficit	$(150,798)	$(159,822)	$(155,258)	$(160,026)
Total shareholders' deficit	$(79,094)	$(86,927)	$(85,066)	$(89,834)
Total liabilities and shareholders' deficit	$178,587	$389,794	$163,159	$204,241

Note: N/C means there was no change between what was originally reported and as restated

		Year Ended December 31,
	2003	2003	2002	2002	2001	2001
Statements of Operations	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Community revenue	N/C	N/C	$137,662	$139,189	$129,561	$129,256
Total operating revenues	N/C	N/C	$153,129	$154,656	$140,577	$140,272
Depreciation and amortization	$7,336	$12,450	$7,223	$9,363	N/C	N/C
Facility lease expense	$41,043	$33,831	$29,975	$27,193	$27,123	$27,606
Total operating expenses	$199,710	$197,612	$152,132	$151,490	$133,076	$133,559
Income from operations	$6,947	$9,045	$997	$3,166	$7,501	$6,713
Interest expense	$(13,144)	$(19,387)	$(11,728)	$(14,135)	N/C	N/C
Other, net	$2,124	$2,013	$4,105	$4,111	N/C	N/C
Net other expense	$(10,354)	$(16,708)	$(7,220)	$(9,621)	N/C	N/C
Loss before income taxes	$(3,407)	$(7,663)	$(6,223)	$(6,455)	$(4,234)	$(5,022)
Net loss	$(3,825)	$(8,081)	$(6,223)	$(6,455)	$(4,234)	$(5,022)
Net income (loss) to common shareholders	$4,460	$204	$(13,566)	$(13,798)	$(10,602)	$(11,390)

Income (loss) per common share:
Basic	$0.43	$0.02	$(1.33)	$(1.35)	$(1.04)	$(1.12)

Diluted	$0.39	$0.02	$(1.33)	$(1.35)	$(1.04)	$(1.12)
Note: N/C means there was no change between what was originally reported and as restated

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued

Index to Consolidated Financial Statements

	Year Ended December 31
	2003	2003	2002	2002	2001	2001
Cash Flows	As originally reported	As restated	As originally reported	As restated	As originally reported	As restated
Cash flows from operating activities:
Net loss	$(3,825)	$(8,081)	$(6,223)	$(6,455)	$(4,234)	$(5,022)
Depreciation and amortization	$7,336	$12,450	$7,223	$9,363	N/C	N/C
Amortization of deferred gain	$(1,073)	$(962)	$(320)	$(327)	N/C	N/C
Gain on refinancings and sale of properties, net	N/C	N/C	$(4,544)	$(4,410)	N/C	N/C
Write down of loan fees and amortization	$896	$1,363	$381	$395	N/C	N/C
Deferred revenue	N/C	N/C	$2,884	$1,357	$-	$305
Deferred rent	$(26)	$524	$104	$314	$272	$755
Net cash provided by operating activities	$6,372	$8,358	$3,840	$4,572	N/C	N/C

Cash flows from investing activities:
Sale of property and equipment	$44,800	$11,346	N/C	N/C	N/C	N/C
Net cash provided by (used in) investing activities	$23,004	$(10,450)	N/C	N/C	N/C	N/C

Cash flows from financing activities:
Proceeds from long-term borrowings and financings	$19,600	$28,763	N/C	N/C	N/C	N/C
Repayment of long-term borrowings	$(24,350)	$(59)	N/C	N/C	N/C	N/C
Repayment of capital lease and financing obligations	$-	$(1,986)	$-	$(732)	N/C	N/C
Net cash provided by (used in) financing activities	$(30,309)	$1,159	$(9,930)	$(10,662)	N/C	N/C

Supplemental disclosure of cash flow information -
cash paid during the period for interest	$12,992	$19,235	$12,852	$15,260	N/C	N/C
Common stock warrants issued	$1,358	$2,549	N/C	N/C	N/C	N/C
Capital Lease and financing obligations	$-	$222,221	$-	$42,800	N/C	N/C
Note: N/C means there was no change between what was originally reported and as restated

(3)    Short-Term Investments

In 1999, the Company wrote down its investment in the common stock of ARV Assisted Living, Inc. (“ARV”) by $7.4 million as management concluded the decline in the fair market value of this investment was other than temporary. Details regarding the ARV investment, which comprised the entire investment designated as available for sale as of December 31, are as follows (In thousands):

		Gross	Fair
	Amortized	Unrealized	Market
	Cost	Gains/(Losses)	Value
2003	$-	$-	$-
2002	$1,512	$1,247	$2,759
2001	$1,512	$(136)	$1,376

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

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

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

Short-term investments designated as trading securities represent funds for the deferred compensation plan and totaled $987,000 and $421,000 at December 31, 2003 and 2002, respectively.

(4)    Long-Term Investments

In December 2003, Emeritus invested $7.7 million in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin, that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operates 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and the Company. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the Company and the entity controlled by Mr. Baty.

(5)    Other Receivables

Other receivables consisted of the following at December 31 (In thousands):

	2003	2002

Working capital advances to third parties and affiliates	$152	$1,264
Interest receivable	470	772
Other receivables.	1,339	1,609
	$1,961	$3,645

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

(6)    Property and Equipment

Property and equipment consist of the following at December 31 (In thousands):

	2003	2002
	As restated
Land and improvements	$15,835	$12,378
Buildings and improvements	319,147	154,886
Furniture and equipment	16,962	14,542
Vehicles	5,413	4,247
Leasehold improvements	7,787	6,285
	365,144	192,338
Less accumulated depreciation and amortization	39,419	32,475
	325,725	159,863
Construction in progress	870	381
	$326,595	$160,244

Included in the above schedule are property and equipment under capital leases. Equipment under capital leases is $495,000 and $244,000 at December 31, 2003 and 2002, respectively, with accumulated depreciation of $121,000 and $29,000, respectively. Vehicles under capital leases are $981,000 and $331,000 at December 31, 2003 and 2002, respectively, with accumulated depreciation of $186,000 and zero, respectively. Buildings under capital leases are $187.6 million and $42.8 million at December 31, 2003 and 2002, respectively, with accumulated depreciation of $2.7 million and $2.1 million, respectively.

(7)    Notes Receivable From and Investments in Affiliated Companies

During 1998, the Company sold its interest in a community located in Texas to a Baty-related entity. Pursuant to the purchase and sale agreement, the Company advanced funds to the Baty-related entity of $1.0 million, which was subsequently repaid in 1999, and $800,000, subject to promissory notes bearing interest at 9% and payable in 10 years and on demand, respectively. The $1.0 million note contained additional funding provisions whereby the Company funds 20% of the losses generated by the community up to $500,000, of which $500,000 was outstanding at December 31, 2003 and 2002, which also bears interest at 9% and payable in 10 years. In addition, the Company has advanced the Baty-related entity $450,000 under a repair note, bearing interest at 9% and due June 2008. The Baty-related entity’s aggregate obligation to the Company under these notes was $2.6 million, including accrued interest of $881,000, at December 31, 2003, and $2.5 million, including accrued interest of $724,000, at December 31, 2002.

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

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

(8)    Restricted Deposits

Restricted deposits consist of funds required by various REIT's to be placed on deposit until the Company’s communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company.

(9)    Long-term Debt

Long-term debt consists of the following at December 31 (In thousands):

	2003	2002
Notes payable, principal and interest at LIBOR* plus 4.15% with a floor of 6.5% (6.5% at December 31, 2003) payable monthly, unpaid principal and interest due December 2006, with an option to extend to September 2007)	$57,042	$58,000
Notes payable, interest only at 12% payable monthly, plus capitalized interest of 1.75% (13.75% at December 31, 2003), unpaid principal and capitalized interest due December 2007	16,298	16,020
Note payable, interest only at 12.13% (12.13% at December 31, 2003) payable monthly with a 50 basis point increase each anniversary capped at 13%, principal and interest starting the second year, and unpaid principal and interest due June 2007	25,800	6,800
Notes payable, principal and interest at LIBOR* plus 4.5% and LIBOR plus 7.75% (7% and 9.75% at December 31, 2003) payable monthly, unpaid principal and interest due March 2006	6,647	6,800
Notes payable, interest at 7.43%, payable in monthly installments, unpaid principal and interest due October 2009, refinanced with long-term debt	-	24,640
Notes payable, interest at rates from 8.0% to 12%, payable in monthly installments, due March 2013	11,412	11,231
Notes payable, principal and interest at 6.98%, payable in monthly installments, due August 2008	22,639	-
Notes payable, principal and interest at prime, payable in monthly installments, due September 2005	1,300	-
Subtotal	141,138	123,491
Less current portion	4,750	3,604
Long-term debt, less current portion	$136,388	$119,887

*	LIBOR is the London Interbank Offering Rate.

Substantially all long-term debt is secured by the Company’s property and equipment.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

In January 2003, the Company reached an agreement with General Motors Acceptance Corporation (“GMAC”) to extend a $6.8 million note set to mature February 1, 2003. The original $6.8 million note has been bifurcated into a $6.2 million Note A and a $560,000 Note B. The new notes of $6.8 million matures March, 1, 2006, and provides for monthly principal payments of approximately $22,000 in addition to interest at LIBOR plus 4.5% and LIBOR plus 7.75%, respectively.

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

In May 2003, in connection with the Lease of Eight Communities in May transaction discussed in Note 17, "Sales and Acquisitions, including Certain Related-Party Transactions", a REIT loaned $600,000 to the Company for general working capital purposes and for capital and other improvements (included in the note for $11.4 million in the table above). This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if the Company exercises its purchase option at any time on any of the eight communities, the pro rata principal portion of the loan will become due at the time the closing of the sale of such facility occurs.

Debt Consolidation. The REIT that financed the Emeritrust II transaction held $6.8 million of the Company's leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003 and $11.5 million in leasehold mortgage financing to support the purchase of the Emeritrust II communities. On September 30, 2003, these three financings were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at the Company's option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios.

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

Certain of the Company’s indebtedness include restrictive provisions related to cash dividends, investments, and borrowings and require maintenance of specific operating ratios, and levels of working capital. As of December 31, 2003, the Company was in compliance with all such covenants. Many of our debt instruments contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender. Such cross-default provisions affect 17 owned assisted living properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debts are cross-defaulted. The Company expects to be in compliance at least through 2004 and for the foreseeable future.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

Principal maturities of long-term debt at December 31, 2003, are as follows (In thousands):

2004…………………………….	$4,750
2005…………………………….	6,417
2006…………………………….	68,857
2007…………………………….	40,412
2008…………………………….	20,096
Thereafter ……………………..	606
Total	$141,138

(10)    Convertible Debentures

The Company has $32.0 million of 6.25% convertible subordinated debentures (the “Debentures”) that are due in 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company’s common stock. Interest on the debenture is payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

The Debentures are subject to redemption, as a whole or in part, at a redemption price of 100% of the principal amount.

(11)    Redeemable Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. The holder of the Series A redeemable Preferred Stock was entitled to receive quarterly dividends payable in cash. The dividend rate was 9% of the stated value of $25,000,000. Dividends accumulate, whether or not declared or paid. If cash dividends were not paid quarterly, the dividend rate increased to 11% (“arrearage rate”) until the unpaid cash dividends had been fully paid. The preferred stock had a mandatory redemption date of October 24, 2004, at a price equal to $1,000 per share, plus any accrued but unpaid dividends. Each share of preferred stock could be converted, at the option of the holder, into 55 shares of common stock, at the trading price at the time of conversion. The preferred stock was also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would have contained the same conversion rights, restrictions and other terms as the preferred stock. For each of the years ended December 31, 2003, 2002, and 2001, the Company accumulated dividends aggregating $1.7 million, $2.75 million, and $2.75 million, respectively, at the arrearage dividend rate of 11%, for a total of $7.2 million.

Since the Company was unable to pay dividends for more than six consecutive quarters, the Series A shareholders became entitled to elect one additional director to their board of directors at each annual shareholders’ meeting until such time the Company had paid the accrued dividends. The Series A shareholders opted not to elect an additional director. In addition, because the Company was unable to pay dividends to their Series A shareholders for more than six consecutive quarters, beginning in 2002, the Series A dividends were calculated on a compounded cumulative basis, retroactively. The retroactive adjustment of Series A dividends for 2000 and 2001 were $19,000 and $275,000, respectively, which were recognized in 2002. The cumulative compounding for 2003 and 2002 was an additional $586,000 and $622,000, respectively.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

Repurchase of Series A Preferred Stock. In a two-part transaction that was completed August 28, 2003, the Company repurchased all the outstanding shares of its Series A Preferred Stock for an aggregate purchase price of $20.5 million. The Series A Preferred Stock had been issued originally in October 1997 for $25.0 million. As a part of the repurchase, the holder of the Series A Preferred Stock waived approximately $10.1 million in accrued and unpaid dividends. As a result of the transaction, the Company recognized a gain of approximately $14.5 million. Just prior to the repurchase, the Series A Preferred Stock was accruing compounded, cumulative dividends of approximately $3.7 million annually with mandatory redemption in October 2004 at a price of $25 million plus accrued and unpaid dividends. In completing the repurchase, the Company avoided these future obligations. The Company obtained the funds to complete the repurchase through three related transactions as described in footnote (18).

(12)    Income Taxes

Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses.

Income taxes of $418,000 in 2003 are due primarily because of gains on sale-leaseback transactions involving several communities in 2003, which have been deferred for accounting purposes. The Company believes that it will be required to pay an alternative minimum income tax for 2003 on its federal income tax return and in certain states it will pay income or franchise tax.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following at December 31, (In thousands):

	2003	2002
	As restated

Gross deferred tax liabilities - Insurance, lease, depreciation and amortization	$(7,634)	$(6,812)

Gross deferred tax assets:
Net operating loss carryforwards	25,303	29,433
Deferred gains on sale-leasebacks	13,811	7,621
Impairment of investment securities	-	2,411
Unearned rental income and deferred move-in fees	4,012	1,066
Vacation accrual	740	481
Health Insurance accrual	928	723
Insurance accrual	-	746
Incentive compensation accrual	485	270
Interest expense	61	5
Deferred lease payments	1,414	1,802
	1,680	479
Federal AMT credit	142	-
Other	88	55
	48,664	45,092
Less valuation allowance	(41,030)	(38,280)
Deferred tax assets, net	7,634	6,812
Net deferred tax assets	$-	$-

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

The increase in the valuation allowance was $2.8 million, $1.8 million, and $2.8 million for 2003, 2002, and 2001, respectively. The increases were primarily due to the amount of net operating loss carryforwards and deferred gains, for which management does not believe that it is more likely than not that realization is assured.

For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 2003, available to offset future federal taxable income, if any, of approximately $74.4 million expiring beginning in 2005.

(13)     Shareholders’ Deficit

Preferred Stock

In December 1999, the Company entered an agreement to sell 40,000 shares of its Series B preferred stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. On December 30, 1999, the Company completed the sale of 30,000 shares of Series B Preferred Stock, and agreed to complete the sale of the remaining 10,000 shares during the first half of 2000. Each share of Series B Preferred Stock has voting authority, and is convertible into the number of shares of common stock equal to the stated value of $1,000 divided by an initial conversion price of $7.22, to be adjusted for any anti-dilutive transactions. The net proceeds to be received by the Company from the sale of all 40,000 shares of the Series B Preferred Stock were to be approximately $38.6 million, after fees and expenses of the transaction estimated at $1.4 million. The purchase agreement and related documents provided that the Company's use of the proceeds would be subject to Saratoga's approval after June 2000 if a substantial portion had not been used for the acquisition of specified properties. Under a letter agreement dated May 15, 2000, the agreements with Saratoga were modified to (i) cancel the sale of the remaining 10,000 shares of Series B Preferred Stock, (ii) remove all restrictions and requirements relating to the use of proceeds received from the sale of the original 30,000 shares, and (iii) provide that the Company would issue to Saratoga a seven-year warrant ("the Warrant") to purchase one million shares of Common Stock at an exercise price of $4.30 per share or, in the alternative, make a specified cash payment to Saratoga. On August 31, 2000, the Warrant was issued to Saratoga.

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

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

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

1995 Stock Incentive Plan

The Company has a 1995 stock incentive plan (“1995 Plan”) which combines the features of an incentive and non-qualified stock option plan, stock appreciation rights, and a stock award plan (including restricted stock). The 1995 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants.

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

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

A summary of the activity in the Company’s stock option plans follows:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,714,333	$2.56	1,192,552	$2.39	1,321,707	$9.13
Granted	536,500	$3.94	601,000	$2.94	1,144,083	$2.11
Exercised	(50,223)	$2.44	(7,501)	$2.11	-	$-
Canceled	(49,167)	$3.03	(71,718)	$2.96	(1,273,238)	$9.13
Outstanding at end of year	2,151,443	$2.89	1,714,333	$2.56	1,192,552	$2.39
Options exercisable at year-end	916,941	$2.57	420,110	$2.82	49,869	$9.21

The following is a summary of stock options outstanding at December 31, 2003:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
$1.60	-	$2.11	1,076,030	7.95	$2.11	714,963	$2.10
$2.56	-	$4.06	1,045,663	8.64	$3.45	172,228	$2.95
$6.50	-	$7.25	5,750	5.98	$6.60	5,750	$6.60
$9.63	-	$9.81	500	4.88	$9.63	500	$9.63
$10.25	-	$15.25	23,500	3.87	$13.01	23,500	$13.01
			2,151,443	8.23	$2.89	916,941	$2.57

Employee Stock Purchase Plan

In July 1998, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 400,000 shares are available for purchase under the Plan. Periodically, participant account balances are used to purchase shares of stock on the open market at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases or 15% of eligible compensation. The Plan expires in May 2008. In 2003, 2002, and 2001, employees purchased, net of open market repurchases; zero; 43,695; and 75,985 common shares, respectively, through the Plan, for an aggregate total of 175,975 since inception of the Plan.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

(14) Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following for the years ended December 31, 2003, 2002, and 2001, respectively (In thousands):

	2003	2002	2001
	As restated
Net income (loss) to common shareholders	$204	$(13,798)	$(11,390)
Other comprehensive income (loss):
Unrealized holding gains
on investment securities	144	1,383	951
Realized gains on investment securities	(1,391)	-	-
Comprehensive income (loss)	$(1,043)	$(12,415)	$(10,439)

(15)     Financial Instruments

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock, and long-term debt. The fair value of the Company’s financial instruments, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following: long-term debt had an estimated fair value, based on the Company’s incremental borrowing rate of 9.5%, of $137.1 million versus a carrying value of $141.1 million; and the convertible debentures have an estimated fair value, based on the Company’s incremental borrowing rate, of $31.9 million versus a book value of $32.0 million at December 31, 2003.

(16)     Related-Party Management Agreements

During 1995, the Company’s two most senior executive officers, its Chief Executive Officer, and its then President, who is now its Chief Financial Officer, formed a New York general partnership (the “Partnership”) to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities. The Partnership operates ten leased communities in New York. The Company has agreements with the Partnership and the partners under which all of the Partnership’s profits have been assigned to the Company and the Company has indemnified the partners against losses. As the Company has unilateral and perpetual control over the Partnership’s assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

The Company has management agreements with a number of entities owned or controlled by Mr. Baty relating to 20 communities at December 31, 2003. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues. Management fee revenue earned under these and previous agreements was approximately $4.4 million, $4.3 million, and $2.4 million in 2003, 2002, and 2001, respectively.

Mr. Baty is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty’s varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance, new facilities. Columbia-Pacific and affiliated partnerships operate assisted living communities and

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

independent living facilities, many of which the Company manages under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with the Company, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

(17)    Leases

At December 31, 2003, the Company leased office space and 109 assisted living communities. The office lease expires in 2006 and contains two five-year renewal options. The community leases, which are triple-net leases expire from 2004 to 2018 and contain various extension options, ranging from five to 15 years.

Minimum lease payments under noncancelable operating leases at December 31, 2003, are as follows (In thousands, as restated):

2004	$36,436
2005	36,998
2006	37,509
2007	38,008
2008	38,514
Thereafter	170,883
Total	$358,348

Facility lease expense under noncancelable operating leases was approximately $33.8 million, $27.2 million, and $27.6 million for 2003, 2002, and 2001, respectively, which included non-cash expense of approximately $550,000, $344,000, and $483,000, respectively, related to straight-lining lease expense based on fixed inflators. A number of operating leases provide for additional lease payments after 24 months computed at 5% of additional revenues of the community. In 2003, additional facility lease expense under these provisions was approximately $2.1 million. Additional lease payment after 13 months computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold are related to a 24 community lease acquisition from the fourth quarter of 2002.

Facility lease expense under noncancelable operating leases with entities in which Mr. Baty has a financial interest was approximately $5.8 million and $1.5 million, for 2003, 2002, respectively. There were no such leases in 2001.

Minimum lease payments under noncancelable capital leases and financing obligations at December 31, 2003, are as follows (In thousands, as restated):

2004	$21,272
2005	21,875
2006	22,482
2007	23,090
2008	23,700
Thereafter	251,604
Subtotal	364,023
Less imputed interest at rates ranging between 6.0% and 9.5%	142,964
Capital lease and financing obligations	221,059
Less current portion	5,735
Capital lease and financing obligations, less current portion	$215,324

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

Facility interest expense under noncancelable capital leases and financing obligations was approximately $6.1 million and $2.4 million for 2003 and 2002, respectively; depreciation was approximately $5.1 million and $2.1 million for 2003 and 2002, respectively; and principal payments were approximately $1.9 million and $732,000 for 2003 and 2002, respectively. There were no capital leases or financing obligations in 2001.

Many of the Company's leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lessor. Such cross-default provisions affect 104 assisted living properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner. At the time of the original filing of the Company's Form 10-K for the year ended December 31, 2003, the Company expected to be in compliance at least through 2004 and for the foreseeable future. However, in 2004, the Company did become in violation of one or more covenants in certain of its leases, but was able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default.

(18)    Sales and Acquisitions, including Certain Related-Party Transactions

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

Emeritrust II Communities Management. During 2003 (through September 30), 2002 and 2001, the Company managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if the Company met certain cash flow standards. The management agreement for the five of the communities also required the Company to fund cash operating losses of those communities. Under this arrangement, Emeritus received management fees (net of its funding obligations) of approximately $2.0 million in 2003 (through September 30), and approximately $2.6 million in each of the years 2002 and 2001.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to the Company. A master lease covers the Emeritrust II communities and four other communities originally leased from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheet totaling approximately $121.3 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a triple-net lease, with annual base rent of $14.6 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The REIT also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT as described in Note 8, "Long-Term Debt." As part of the transaction, the Company also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of its common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. The Company included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs and will amortize them over the life of the lease.

Lease of Eight Communities in May 2003. In May 2003, the Company entered into an operating lease with a REIT covering eight assisted living communities in four states containing an aggregate of 489 units. The lease is for an initial 10-year period with three 5-year extensions and includes an option to acquire the communities during the second year for a price of $42.2 million and during the third year at the same price plus a 3% premium. The Company believes this option exercise price is currently well above fair value based on current operations. Under the lease Emeritus have a right of first opportunity to purchase any of the properties if the owner decides to sell. The lease is a triple-net lease, with annual base rental of $3.45 million, and rent adjustments at the end of the first and second lease years based on a percentage of any increase in operating revenues, with an aggregate annual limit of $275,000, and adjustments each year thereafter based on increases in the consumer price index. The REIT has agreed to fund up to $500,000 for capital expenditures, with amounts added to the lease base and option price, and has provided the Company with a 10-year working capital loan for $600,000, with interest at 10% per annum payable monthly.

Transactions in Connection with the Repurchase of the Series A Preferred Stock. In July 2003, the first transaction involved three communities that Emeritus leased. Prior to this transaction, the Company also held notes receivable in the aggregate amount of $4.4 million that were secured by the same three communities and under which it received interest of approximately $144,000 annually. In the transaction, the communities were transferred to a REIT, which became the new owner and lessor, and the Company received net proceeds of $10.2 million in repayment of the notes we held and in exchange for its related security and other property interests in the communities. The transfer of the communities was subject to the Company's leases, the terms of which did not change. Because Emeritus disposed of its notes, the Company will no longer receive the interest it formerly did. The Company recognized a deferred gain of approximately $8.5 million, which will be amortized over the remaining life of the leases.

On September 20, 2003, the second transaction, with the same REIT, involved the sale-leaseback of four communities, three of which Emeritus owned and one of which it held a 50% joint venture interest, resulting in net proceeds of $6.6 million. The lease is for a 15-year term with a 15-year extension, is a triple-net lease and provides for a base annual rent of approximately $3.5 million, with periodic escalators. Prior to this transaction, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million, which was assumed by the REIT in the sale. As a part of the assumption, the Company provided a letter of credit against the default of the underlying debt and continued a security interest in community receivables and limited guarantees in favor of the debt holder. These features of the transaction constitute continuing involvement for accounting purposes and preclude sale-leaseback financing and require the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to the REIT and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and the Company has established a financing obligation equal to the purchase price of approximately $34.6 million.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

The third transaction, again with the same REIT, was a mortgage loan for $7.5 million secured by our leasehold interest in the seven communities involved in the first two transactions discussed above. The debt matured in August 2006 and requires monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the REIT, as discussed in Note 8, "Long-term Debt".

Lease of Eight Communities from Baty. In April 2002, the Company entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities for the assumption of the mortgage debt relating to the owned community and the lease obligations relating to the leased communities. The eight communities, comprising 617 units in Louisiana and Texas, had been previously operated by Horizon Bay Management L.L.C. In May 2002, the Company assigned its rights under these agreements to entities wholly owned by Mr. Baty and entered into five-year management agreements expiring April 30, 2007, with the Baty entities providing for a management fee of 5% of gross revenue. As a part of these agreements, the Company had the right to reacquire the one community and seven leased communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying the Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the original agreements of acquisition with the Baty entities, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the closing. Under the management agreements with the Baty entities, the Company agreed to fund any operating losses in excess of these limits over the five-year management term. In late 2002, the Baty entities and Horizon Bay altered their agreement relating to operating losses whereby (i) Horizon Bay paid the Baty entities $2 million and (ii) the Baty entities waived any further funding by Horizon of operating losses of the communities.

On September 30, 2003, Emeritus entered into an agreement to lease the eight Horizon Bay communities. Under the agreement, the Baty entities assigned, and the Company assumed, the existing leases relating to seven of the facilities, which were leased from two different lessors. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, the Company leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). The debt that is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that he may acquire and lease to the Company, as described below. Annual rent relating to the eight communities is estimated at $4.6 million, with annual adjustments based upon changes in the consumer price level index. The Company will pay the Baty Entities approximately $70,000, which represents their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between the Baty Entities and the Company. Although this transaction closed December 31, 2003, the economic and financial terms were effective June 30, 2003. Four of these facilities are capital leases resulting in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheets totaling approximately $23.6 million.

Fretus Lease. On October 1, 2002, the Company entered into a lease agreement with Fretus Investors LLC ("Fretus"), for 24 assisted living communities (the "Properties") in six states containing an aggregate of approximately 1,650 units. Fretus acquired the Properties from Marriott Senior Living Services, a subsidiary of Marriott International. Fretus is a private investment joint venture between Fremont Realty Capital ("Fremont"), which holds a 65% stake, and an entity controlled by Mr. Baty and in which he holds an indirect 36% interest, which holds a 35% minority stake. Mr. Baty is also guarantor of a portion of the debt and the Baty-related entity is the administrative member of Fretus. Fretus, in turn, leased the Properties to the Company. The Company has no obligation with respect to the properties other than its responsibilities under the lease, which includes the option to purchase solely at the discretion of the Company.

The Fretus lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for the Company to acquire the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee to Emeritus. The lease is a triple-net lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $24.8 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rent payments are approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold, commencing with the thirteenth month of the lease. The Properties in this lease transaction are all purpose-built assisted living communities in which the Company plans to offer both assisted and memory loss services in selected communities. Rent expense under the Fretus lease was $5.8 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

March 2002 Lease of Four Communities. In March 2002, the Company entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which Emeritus previously held an ownership interest in and two of which it previously leased from another lessor. A Baty-related entity held a 50% economic interest in one of the communities in which the Company had an interest. Preceding the HC REIT transaction, Emeritus purchased the Baty-related entity's economic interest for its investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. The other community in which the Company had an interest was 50% owned by an outside investor. Also preceding the HC REIT transaction, the Company purchased the remaining 50% interest in this community for $2.65 million. Subsequent to the two purchase transactions, Emeritus entered into a master lease arrangement for all four communities and recognized a net loss of approximately $530,000, which is recorded in “Other, net” in the consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, the Company has a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0 million, that will both be amortized over the lease period of 15 years. These leases were accounted for as capital leases in which the Company established on its balance sheet a liability of $42.8 million and a corresponding long-term asset of the same amount. The statement of operations includes charges for depreciation and interest, as well as principal payments, based on this asset and liability.

Other Transactions. Effective July 1, 2003, the Company ceased managing 12 Regent Assisted Living communities. On August 1, 2003, the Company ceased managing an additional Regent Assisted Living community. Effective October 1, 2003, the Company ceased managing two communities located in Tacoma, Washington, and Coeur d'Alene, Idaho.

On November 1, 2003, the Company entered into a lease agreement for an Alzheimer's community located in Silverdale, Washington, containing an aggregate of 46 units. The lease is for an initial 10-year period with two 10-year extension options. The lease is a triple-net lease, with base rental approximating $235,000 annually with fixed escalators after the second year and variable escalators at the end of the sixth lease year based on a percentage of increases in the consumer price index. This lease, after the end of third lease year, also includes an option to terminate. The property in this acquisition is a purpose-built Alzheimer's community in which the Company plans to offer memory loss services.

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

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

The initial allocations of purchase cost at fair value are based upon available information for the acquired business (Five Community Mortgage Assumption)and are finalized when any contingent purchase price amounts are resolved. The final allocations did not differ materially from the initial allocations. Aggregate purchase cost allocations were as follows (In thousands):

	December 31,
	2003	2002

Trade accounts receivable	$-	$159
Land	3,588	2,943
Buildings	18,477	17,748
Furniture and fixtures	579	587
Loan fees	411	725
Liabilities assumed	22,639	23,678
Aggregate purchase cost	$45,694	$45,840

The following summary, prepared on a pro forma basis, combines the results of operations as if the Five Community Mortgage Assumption acquisition had been consummated as of the beginning of both of the periods presented (In thousands, except per share data).

	Year ended December 31,
	2003	2002
	As restated
	(unaudited)
Net revenues	$215,377	$256,479

Net loss	(8,276)	(6,541)
Preferred dividends	(6,238)	(7,343)
Gain on repurchase of Series A preferred stock	14,523	-
Net income (loss) to common shareholders	$9	$(13,884)

Income (loss) per common share:
Basic and diluted	$-	$(1.36)

Weighted average common shares outstanding:
Basic and diluted	10,255	10,207

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of both of the periods presented. In addition, they are not intended to be a projection of future results and do not reflect all of the synergies, additional revenue-generating services or reductions in direct community operating expenses that might be achieved from combined operations.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

(19)    Commitments and Contingencies

In February 2004, the California Public Interest Research Group announced that it intended to bring an action against operators of assisted living communities (including Emeritus) and other senior housing facilities. The announced action seeks, on behalf of residents of these facilities located in California, to recover move-in or preadmission fees that have been paid over the past three years as well as certain penalties. While the Company has not yet been served, it intends to defend the action vigorously and has entered into a joint defense agreement with other operators in California.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company’s results of operations or financial position.

The Company is self-insured for certain employee health benefits. The Company’s policy is to accrue amounts equal to the actuarial liabilities that are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as health care costs and actual experience could cause these estimates to change.

(20)    Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $38.3 million, although $6.1 million represents deferred revenue and $8.2 million of preferred dividends is due only if declared by the Company's board of directors. In 2003, 2002, and 2001, the Company reported positive net cash from operating activities in its consolidated statements of cash flows. At times in the past, however, the Company has been dependent upon third party financing or disposition of assets to fund operations and the Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2002, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 17 owned assisted living properties and 104 operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At the time of filing of the original Form 10-K for the year ended December 31, 2003, Management believed the Company would be in compliance at least through 2004 and/or the foreseeable future. However, in 2004, the Company did become in violation of one or more covenants in certain of its leases, but was able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default.

At the time of filing of the original Form 10-K for the year ended December 31, 2003, Management believed that the Company would be able to sustain positive operating cash flow at least through 2004 and for the foreseeable future and will have adequate cash from operations for all necessary investing and financing activities including required debt service and capital expenditures. This, in fact, came about in 2004 even considering the violations and waivers mentioned above.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

(21)    Quarterly Results (Unaudited)

	(In thousands, except per share data)
2003	Q1	Q2	Q3	Q4
	As restated
Total operating revenue	$47,177	$49,398	$50,210	$59,872
Income from operations	2,913	2,898	635	2,599
Other income and (expense)	(3,897)	(2,486)	(4,206)	(6,119)
Income (loss) before income taxes	(984)	412	(3,571)	(3,520)
Provision for income taxes (a)	-	-	(576)	158
Net income (loss)	(984)	412	(4,147)	(3,362)
Preferred dividends	(1,870)	(1,906)	(1,464)	(998)
Gain on repurchase of Series A preferred stock	-	-	14,465	58
Net income (loss) to common shareholders	$(2,854)	$(1,494)	$8,854	$(4,302)
Income (loss) per common share:
Basic	$(0.28)	$(0.15)	$0.86	$(0.41)
Diluted	$(0.28)	$(0.15)	$0.57	$(0.41)

2002	Q1	Q2	Q3	Q4
	As restated
Total operating revenue	$36,117	$35,570	$36,037	$46,932
Income from operations	1,968	798	486	(86)
Other income and (expense) (b)	(3,384)	(3,714)	(3,741)	1,218
Net income (loss)	(1,415)	(2,916)	(3,255)	1,131
Preferred dividends	(1,997)	(1,732)	(1,777)	(1,837)
Net loss to common shareholders	$(3,412)	(4,648)	(5,032)	(706)
Loss per common share -- basic and diluted	$(0.33)	$(0.46)	$(0.49)	$(0.07)

The sum of quarterly per share data may not equal the per share total reported for the year.
(a) Tax provision relates to alternative minimum tax liability from sale-leaseback transactions.
(b) Other income in Q4 includes a gain of $5.1 million related to discounts received upon the payoff of existing financing, partially offset by interest expense of $3.1 million.

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

A summary of the significant effect of the restatement on quarterly results is as follows (in thousands except per share data):

2003	Q1		Q2
	As originally reported	As restated	As originally reported	As restated
Income from operations	$2,677	$2,913	$2,637	$2,898
Other income and (expense)	$(3,070)	$(3,897)	$(1,664)	$(2,486)
Income (loss) before income taxes	$(393)	$(984)	$973	$412
Net income (loss)	$(393)	$(984)	$973	$412
Net income (loss) to common shareholders	$(2,263)	$(2,854)	$(932)	$(1,494)
Income (loss) per common share:
Basic	$(0.22)	$(0.28)	$(0.09)	$(0.15)
Diluted	$(0.22)	$(0.28)	$(0.09)	$(0.15)
	Q3		Q4
	As originally reported	As restated	As originally reported	As restated
Income from operations	$436	$635	$1,197	$2,599
Other income and (expense)	$(3,042)	$(4,206)	$(2,578)	$(6,119)
Income (loss) before income taxes	$(2,606)	$(3,571)	$(1,381)	$(3,520)
Net income (loss)	$(3,182)	$(4,147)	$(1,223)	$(3,362)
Net income (loss) to common shareholders	$9,819	$8,854	$(2,164)	$(4,302)
Income (loss) per common share:
Basic	$0.96	$0.86	$(0.21)	$(0.41)
Diluted	$0.63	$0.57	$(0.21)	$(0.41)

2002	Q1		Q2
	As originally reported	As restated	As originally reported	As restated
Total operating revenue	$36,146	$36,117	$34,015	$35,571
Income from operations	$2,082	$1,968	$(1,021)	$798
Other income and (expense)	N/C	N/C	$(2,913)	$(3,714)
Net income (loss)	$(1,302)	$(1,415)	$(3,934)	$(2,916)
Net loss to common shareholders	$(3,299)	$(3,412)	$(5,666)	$(4,648)
Loss per common share -- basic and diluted	$(0.32)	$(0.33)	$(0.56)	$(0.46)

	Q3		Q4
	As originally reported	As restated	As originally reported	As restated

Income from operations	$243	$486	$(307)	$(86)
Other income and (expense)	$(2,945)	$(3,741)	$2,022	$1,218
Net income (loss)	$(2,702)	$(3,255)	$1,715	$1,131
Net loss to common shareholders	$(4,479)	$(5,032)	$(122)	$(706)
Loss per common share -- basic and diluted	$(0.44)	$(0.49)	$(0.01)	$(0.07)

Note: N/C means there was no change between what was originally reported and as restated

EMERITUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - (Continued)

Index to Consolidated Financial Statements

(22)    Subsequent Events (Unaudited)

Since January 2004, the Company has been reviewing acquisition opportunities and seeking to take ownership or lease positions in communities that the Company manages. To this end, the Company intends to pursue a lease with a REIT for up to 13 communities that the Company formerly managed, nine communities with memory loss facilities, and two other communities, for a total of 24 communities. The Company expects the lease to be accounted for as a capital lease. These purpose-built assisted living and memory loss communities are located in 13 states, and have an aggregate capacity of approximately 1,740 units. Mr. Baty holds an interest in the entities that will be the sellers of the properties in this proposed transaction.

The preliminary master lease agreement has a 15-year lease term, with three 5-year extension options. The lease is a triple-net lease, with base rental approximating $16.8 million annually with variable lease escalators based on the lesser of four times CPI or 3%. Management believes that the Company will close this transaction as early as March 31, 2004, and as late as the end of the second quarter of 2004.

(23)    Impairment of Long-lived Assets

In August 2003, based on operating losses and clarification of certain zoning issues, the Company determined that an owned facility (“Scottsdale Royale”) was impaired. FASB Statement No. 144 Accounting for Impairment or disposal of Long-Lived Assets requires that an impairment charge be recorded on long-lived assets when the carrying amount of those assets exceeds its fair value. The Company recorded an impairment of $950,000 in community operations.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Emeritus Corporation:

Under date of March 5, 2004, except as to footnote 2, which is as of January 21, 2005, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2003 in the Form 10-K/A. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Seattle, Washington
March 5, 2004

S-1

Index to Consolidated Financial Statements

SCHEDULE II
EMERITUS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002, and 2001
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance	Charged
	at	to		Balance
	Beginning	Other Costs		at End
	of Year	and Expenses	Deductions (1)	of Year

Description

Year ended December 31, 2003:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$327	$234	$(203)	$358

Year ended December 31, 2002:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$398	$346	$(417)	$327

Year ended December 31, 2001:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$594	$466	$(662)	$398

_____________
(1) Represents amounts written off

S-2