Form 10-Q/A
period 2004-03-31
EMERITUS CORP\WA\
filed 2005-01-27
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q/A
(AMENDMENT NO. 1)
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

As of April 30, 2004, there were 10,566,238 shares of the Registrant's Common Stock, par value $.0001, outstanding.

Explanatory Note

This amendment on Form 10-Q/A to Form 10-Q of Emeritus Corporation, for the quarter ended March 31, 2004, incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This amendment includes a restatement, which changes Part I Items 1 and 2. See the note labeled "Restatement" to our Condensed Consolidated Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on May 13, 2004.

We concluded that the restatement was necessary when we determined that (i) certain leases that had been accounted for as operating leases should have instead been accounted for as capital leases, (ii) certain other operating leases with rent escalator clauses required straight-line treatment of the base rent and estimated rent escalators, and (iii) a transaction that was accounted for under sale-leaseback accounting should have been accounted for as a financing. In addition, we are making certain other adjustments in these periods as described in the note to our Condensed Consolidated Financial Statements entitled "Restatement."

[The rest of this page is intentionally left blank]

PART I. Financial Information

Item 1. Financial Statements

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	March 31,	December 31,
	2004	2003
Current Assets:	As restated
Cash and cash equivalents	$2,290	$6,368
Short-term investments	1,079	987
Trade accounts receivable, net	2,687	2,769
Other receivables	3,524	1,961
Prepaid expenses and other current assets	9,366	6,663
Total current assets	18,946	18,748
Long-term investments	6,884	7,678
Property and equipment, net	322,302	326,595
Property held for development	1,254	1,254
Notes receivable from and investments in affiliates	1,835	2,409
Restricted deposits	7,888	7,306
Lease acquisition costs, net	20,203	20,223
Other assets, net	5,785	5,581
Total assets	$385,097	$389,794

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$4,934	$4,750
Current portion of capital lease and financing obligations	5,988	5,735
Trade accounts payable	5,142	6,774
Accrued employee compensation and benefits	6,300	5,885
Accrued interest	1,555	1,888
Accrued real estate taxes	2,254	2,702
Accrued dividends on preferred stock	8,798	8,228
Other accrued expenses	9,789	8,117
Deferred revenue	5,918	6,075
Other current liabilities	8,726	6,879
Total current liabilities	59,404	57,033
Long-term debt, less current portion	134,963	136,388
Capital lease and financing obligations, less current portion	213,726	215,324
Convertible debentures	32,000	32,000
Deferred gain on sale of communities	31,222	30,438
Deferred rent	4,126	4,032
Other long-term liabilities	1,512	1,506
Total liabilities	476,953	476,721
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares; issued and outstanding 35,178 and 34,830 at
March 31, 2004, and December 31, 2003, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
10,548,903 and 10,297,449 shares at March 31, 2004, and December 31, 2003, respectively	1	1
Additional paid-in capital	73,907	72,894
Accumulated deficit	(165,764)	(159,822)
Total shareholders' deficit	(91,856)	(86,927)
Total liabilities and shareholders' deficit	$385,097	$389,794

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended March 31,
	2004	2003
Revenues:	As restated
Community revenue	$63,538	$43,087
Other service fees	1,365	993
Management fees	1,633	3,097
Total operating revenues	66,536	47,177

Expenses:
Community operations	42,456	28,646
General and administrative	6,232	5,404
Depreciation and amortization	5,507	2,560
Facility lease expense	9,577	7,654
Total operating expenses	63,772	44,264
Income from operations	2,764	2,913

Other income (expense):
Interest income	153	156
Interest expense	(7,755)	(4,103)
Other, net	(184)	50
Net other expense	(7,786)	(3,897)

Net loss	(5,022)	(984)

Preferred stock dividends	(920)	(1,870)
Net loss to common shareholders	$(5,942)	$(2,854)

Loss per common share:
Basic and diluted	$(0.58)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	10,310	10,247

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)
	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:	As restated
Net loss	$(5,022)	$(984)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Minority interests	-	50
Depreciation and amortization	5,507	2,560
Amortization of deferred gain	(596)	(101)
Equity investment losses	794	-
Changes in operating assets and liabilities	(3,048)	(1,044)
Net cash provided by (used in) operating activities	(2,365)	481

Cash flows from investing activities:
Acquisition of property and equipment	(846)	(484)
Proceeds from sale of property and equipment	165	-
Management and lease acquisition costs	(302)	(189)
Advances to affiliates and other managed communities	13	(43)
Collection of notes receivable	2,657	-
Investment in affiliates	(303)	(14)
Distributions to minority partners	-	(299)
Net cash provided by (used in) investing activities	1,384	(1,029)

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase and incentive plans, net	321	46
Increase in restricted deposits	(582)	-
Debt issue and other financing costs	(101)	(232)
Repayment of long-term borrowings	(1,390)	(1,019)
Repayment of capital lease and financing obligations	(1,345)	(253)
Net cash used in financing activities	(3,097)	(1,458)

Net decrease in cash and cash equivalents	(4,078)	(2,006)

Cash and cash equivalents at the beginning of the period	6,368	6,960

Cash and cash equivalents at the end of the period	$2,290	$4,954

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$8,089	$4,520

Noncash investing and financing activities:
Unrealized holding gains in investment securities	$-	$144
Accrued and in-kind preferred stock dividends	$920	$1,870

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED (unaudited)

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

Restatement

During November 2004, the Company determined that the accounting treatment for a number of its leases was incorrect and that the necessary corrections would require restatement of its financial statements. At March 31, 2004, the Company leased 109 communities. The accounting corrections are as follows:

(a)    In the past, substantially all of the Company's leases have been accounted for as operating leases. Leases for 25 communities, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease. Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases. Accordingly, these leases have been accounted for as capital leases in the restated financial statements. Under capital lease accounting, the Company establishes on its balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations, over the lease term and a corresponding long-term asset. Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease. Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases. The effect of these provisions results in an increase in property and equipment of $158.5 million at March 31, 2004; an increase in capital lease and financing obligations of $162.1 million at March 31, 2004; an increase in deferred gain of $2.6 million at March 31, 2004; an increase in depreciation and amortization of $2.7 million and $714,000 for the three months ended March 31, 2004 and 2003, respectively; a decrease in facility lease expense of $3.7 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively; an increase in other, net income of $45,000 and zero for the three months ended March 31, 2004 and 2003, respectively; and an increase in interest expense of $2.7 million and $789,000 for the three months ended March 31, 2004 and 2003, respectively.

(b)    In the past the Company's statements of operations have included the actual rent paid under operating leases as facility lease expense. However, leases for 17 of the Company communities that continue to be treated as operating leases in the restated financial statements contain rent escalation provisions, which require annual increases in rent based on the lesser of a fixed amount or various formulae related to the consumer price index. Under accounting principles generally accepted in the United States, to the extent there is a high level of certainty that the fixed increase under the lease will be met, the Company is required to account for the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective lease and less facility lease expense than actual rent paid in the later years of the lease. In addition, leases for four communities are being accounted for as capital leases because the inclusion of fixed annual increases in lease payments causes the leases to fail the quantitative test for operating leases. The effect of straight-lining the total rent resulted in an increase in deferred rent of $3.9 million at March 31, 2004, and a net increase in facility lease expense of $152,000 and $93,000 for the three months ended March 31, 2004 and 2003, respectively. The capital lease transaction for the four communities discussed above was consummated on December 31, 2003, and has resulted in an increase in property and equipment of $23.1 million at March 31, 2004 and related financing obligation of $23.4

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

million at March 31, 2004; an increase in deferred gain of $117,000 at March 31, 2004; an increase in depreciation and amortization of $494,000 for the three months ended March 31, 2004; a decrease in facility lease expense of $722,000 for the three months ended March 31, 2004, an increase in interest expense of $558,000 for the three months ended March 31, 2004; and an increase in other, net income of $2,000 for both the three months ended March 31, 2004 and 2003.                (c)                A September 2003 transaction that the Company had accounted for under sale-leaseback accounting should have been accounted for as a financing.  The transaction consisted of a sale of four communities to a REIT, which assumed the existing debt related to the communities and in turn leased the communities to the Company for an initial term of 15 years with one 15-year option to renew.  As a part of the transaction, the Company provided a letter of credit against the default of the underlying debt and continued to provide a security interest in community receivables and limited guarantees in favor of the debt holder.  These transaction features constitute continuing involvement in the communities and preclude sale-leaseback accounting under accounting principles, generally accepted in the United States.  As a result, the Company is required to account for this transaction as a financing.  Under finance accounting the Company's balance sheet will continue to reflect the communities as assets and establish a financing obligation as a liability equal to the debt assumed by the REIT and cash received from the REIT, notwithstanding the legal sale of the communities.  The Company’s statement of operations will include depreciation of the communities and interest on the financing obligation as expenses.  Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements.  The effect of these provisions results in an increase in property and equipment of $24 million at March 31, 2004; an increase in capital lease and financing obligations of $34.2 million at March 31, 2004; a decrease in deferred gain of $9.6 million at March 31, 2004; an increase in depreciation and amortization of $196,000 for the three months ended March 31, 2004; a decrease in facility lease expense of $865,000 for the three months ended March 31, 2004; an increase in interest expense of $678,000 for the three months ended March 31, 2004; and an increase in other, net expense of $165,000 for the three months ended March 31, 2004.

(d)    The Company is also correcting three other items that occurred in the restatement periods. The Company is restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. The Company is also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt starting from December 2002. Finally, the Company is restating the accounting for a deferred compensation plan that had been accounted for on a net basis. The adjustment results in the recording of a long-term deferred compensation liability and a corresponding investment representing trading securities held for this plan. These items were originally discovered and corrected in the Company’s Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in an increase in short-term investments of $1.1 million at March 31, 2004, an increase in lease acquisition costs of $1.2 million at March 31, 2004; an increase in other accrued liabilities of $217,000 at March 31, 2004; an increase in long-term liabilities of $1.1 million at March 31, 2004 and increase in additional paid-in capital of $1.2 million at March 31, 2004; an increase in depreciation and amortization of $20,000 for the three months ended March 31, 2004; and an increase in interest expense of $41,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

A summary of the significant effects of the restatement is as follows (in thousands except per share data):

	March 31,	March 31,
	2004	2004
Balance Sheets	As originally reported	As restated
Short-term investments	$-	$1,079
Total current assets	$17,867	$18,946
Property and equipment, net	$116,677	$322,302
Lease acquisition costs, net	$19,052	$20,203
Total assets	$177,242	$385,097
Current portion of capital lease and financing obligations	$-	$5,988
Other accrued expenses	$9,572	$9,789
Total current liabilities	$53,199	$59,404
Capital lease and financing obligations	$-	$213,726
Deferred gain on sale of communities	$38,055	$31,222
Deferred rent	$205	$4,126
Other long-term liabilities	$433	$1,512
Total liabilities	$258,855	$476,953
Additional paid-in capital	$72,716	$73,907
Accumulated deficit	$(154,330)	$(165,764)
Total shareholders' deficit	$(81,613)	$(91,856)
Total liabilities and shareholders' deficit	$177,242	$385,097

	Three months ended March 31,
	2004	2004	2003	2003
Statements of Operations	As originally reported	As restated	As originally reported	As restated
Depreciation and amortization	$2,063	$5,507	$1,846	$2,560
Facility lease expense	$14,691	$9,577	$8,604	$7,654
Total operating expenses	$65,442	$63,772	$44,500	$44,264
Income from operations	$1,094	$2,764	$2,677	$2,913
Interest expense	$(3,793)	$(7,755)	$(3,274)	$(4,103)
Other, net	$(66)	$(184)	$48	$50
Net other expense	$(3,706)	$(7,786)	$(3,070)	$(3,897)
Net loss	$(2,612)	$(5,022)	$(393)	$(984)
Net loss to common shareholders	$(3,532)	$(5,942)	$(2,263)	$(2,854)

Income (loss) per common share:
Basic and diluted	$(0.34)	$(0.58)	$(0.22)	$(0.28)

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

	Three months ended March 31,
	2004	2004	2003	2003
Cash Flows	As originally reported	As restated	As originally reported	As restated
Cash flows from operating activities:
Net loss	$(2,612)	$(5,022)	$(393)	$(984)
Depreciation and amortization	$2,063	$5,507	$1,846	$2,560
Amortization of deferred gain	$(714)	$(596)	$(99)	$(101)
Changes in operating assets and liabilities	$(3,241)	$(3,048)	$(1,176)	$(1,044)
Net cash provided by (used in) operating activities	$(3,710)	$(2,365)	$228	$481

Cash flows from financing activities:
Repayment of capital lease and financing obligations	$-	$(1,345)	$-	$(253)
Net cash used in financing activities	$(1,752)	$(3,097)	$(1,205)	$(1,458)

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$4,127	$8,089	$3,691	$4,520

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

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of the Company’s other significant accounting policies and use of estimates is contained in the 2003 Form 10-K/A filed January 27, 2005. The following critical accounting policies and estimates have not changed but have been updated for new events and information.

*	For commercial general liability and professional liability insurance for 2004, Emeritus formed a wholly owned captive insurance company domiciled in the U.S. The insurance policy issued by the captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. Estimated losses covered by the policy and the self-insured retention are accrued based upon actuarial estimates of the aggregate liability for claims within the policy year. Captive expenses are also included in the accrual. Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination. The captive was capitalized and the premium structure established pursuant to regulatory requirements. Emeritus pays premiums based in part on a fixed schedule and in part as losses are actually paid. The captive is subject to regulatory agency oversight and is reviewed for compliance with applicable law. Results from these reviews may change the timing or amount of subsequent funding.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

*	Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York, and the compulsory State Funds States) through a high deductible, fully collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The posted collateral is greater than expected annual losses. The Company contracts with an independent third-party administrator to administer the program; and paid claim expenses are drawn from the collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis. The difference between the posted collateral and estimated actual losses is carried as an asset on the balance sheet. At policy expiration, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. Any premium adjustment for the differences between estimated and actual payroll will first be applied to the accrued asset and then, if needed, as an adjustment to workers' compensation expense at the time such adjustment is determined. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. There is a reasonable expectation that the total incurred losses will be less than the posted collateral, resulting in a release of collateral back to the Company. The adjustment to the collateral will be applied first to the accrued asset and then, if needed, as an adjustment to the workers' compensation expense at the time such adjustment is determined. The Company insures occupational injuries and illness in New York through participation in a group pool insured through a guaranteed cost insurance policy, with the premium payable on a monthly basis. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims; and claim expenses are paid by the insurer. For work-related injuries in Texas, the Company insures through a qualified “Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan” and an insurance policy is in place to cover losses in excess of the deductible amount. The Company contracts with an independent third-party administrator to manage the claims. Claim expenses are paid as incurred and estimated losses within the deductible are accrued on a monthly basis.

Recent Accounting Pronouncements and Proposed Statements

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003 (FIN No. 46R) and addresses consolidation by business enterprises of VIE's. A VIE is subject to the consolidation provisions of FIN No. 46R if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004 for variable interest entities that existed prior to February 1, 2003.

The Company has evaluated the impact of FIN No. 46R on all its current related-party management agreements, including those more fully discussed under the section denoted as “Emeritrust Transactions” as well as other management agreements and other arrangements with potential VIE's. The Company does not believe it has any VIE's that require consolidation.

On March 31, 2004, FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of March 31, 2004, and for the three months ended March 31, 2004 and 2003. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2003 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2003 Form 10-K/A filed January 27, 2005. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K/A.

Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its stock option plans. The Company discloses pro forma and per share as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s restated pro forma and pro forma per share would have been as follows:

	Three Months ended
	March 31,
	2004	2003
	(In thousands, except per share data )
	As restated
Net loss to common shareholders
As reported	$(5,942)	$(2,854)
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(278)	(286)
Pro forma	$(6,220)	$(3,140)

Net loss per common share:
As reported - Basic and diluted	$(0.58)	$(0.28)

Pro forma - Basic and diluted	$(0.60)	$(0.31)

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

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

Three Months
Ended
March 31,
2003

Expected life from vest date (in years)	4
Risk-free interest rate	2.5%
Volatility	89.3%
Dividend yield	-
Weighted average fair value (per share)	$2.58

Emeritrust Transactions

Since 1999, Emeritus has managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company, (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management. During 2003, Emeritus managed the Emeritrust I communities, which included 25 of the 46 communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required the Company to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $837,000 in the first quarter of 2003. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Company and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice.. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues. This amendment also terminated the opportunity for supplemental management fee revenues based upon operating performance and amended  the term of the agreement to March 31, 2005, with a one-year extension to March 31, 2006, available under certain circumstances. The Company also expects that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, the Company received management fees of approximately $640,000 in the first quarter of 2004.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

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

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to the Company. A master lease covers the Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a triple-net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The REIT also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT. As part of the transaction, the Company also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of its common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. The Company included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs and will amortize them over the life of the lease.

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

Alterra Transactions

In December 2003, Emeritus invested $7.7 million in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin, that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operates 304 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and the

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

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

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the first quarter 2004 under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

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

On December 31, 2003, independent of the LLC, the Company acquired five assisted living communities, containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008.

CPM-JEA Transactions

On April 1, 2004, the Company completed the first stage of a lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities were acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to the Company. Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default these leases have been accounted for as capital leases, in the second quarter of 2004, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $144.0 million. The completed first stage involved 17 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $138.3 million, inclusive of transaction fees. Nine of the communities, all of which the Company managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, the Company entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. The Company also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by the Company of its promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. In connection with the transaction, the Company received payment on a $2.7 million note receivable from a separate CPM entity. The communities are leased under two master leases with the independent REIT, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with fixed inflators to the extent changes in the Consumer Price Index exceed approximately 1% a year. The original base rent is approximately $1.0 million per month. Of the up to

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

$52.4 million balance of the transaction, $3.6 million is expected to close in the second quarter of 2004, $26.4 million is expected to close in the fourth quarter of 2004, and the remaining amount of $22.4 million is currently expected to close during the first quarter of 2005, subject to customary closing conditions.

Line of Credit

In March 2004, the Company secured a revolving line of credit with U.S. Bank in the amount of $3.0 million, pledging certain of the Company’s assets as collateral and bearing interest at 1% above U.S. Bank’s prime rate or LIBOR plus 3.5% for loans up to 3 months, at the Company’s option. The balance at March 31, 2004 was zero.

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

	Three Months ended
	March 31,
	2004	2003
Convertible Debentures	1,455	1,455
Options	1,884	2,030
Warrants - Senior Housing Partners I, L.P.	400	-
Warrants - Saratoga Partners	1,000	1,000
Series A Preferred (1)	-	1,374
Series B Preferred	4,872	4,636
	9,611	10,495

(1) Repurchased in July and August 2003.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED - Continued (unaudited)

Other Comprehensive Loss

Other comprehensive loss includes the following transactions for the three-month periods ended March 31, 2004 and 2003, respectively (In thousands):

	Three Months ended
	March 31,
	2004	2003
	As restated
Net loss to common shareholders	$(5,942)	$(2,854)
Other comprehensive income:
Unrealized holding gains
on investment securities	-	144
Comprehensive loss	$(5,942)	$(2,710)

Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $40.5 million, although $11.4 million represents deferred revenue and unearned rental income, and $8.8 million of preferred dividends is due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See the note entitled "Restatement" to the condensed consolidated financial statements for a discussion of this matter.

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

We believe that the health of the assisted living industry is currently improving and that there are developing opportunities to improve occupancy and adjust rates. It is apparent that the assisted living industry is experiencing increased regulation, increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years and have converted communities we managed to communities we own or lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively, primarily through the lease of 24 communities formerly operated by Marriott and through other selected acquisitions or leases. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2004, we expect to continue reviewing acquisition or lease opportunities and seeking to take ownership or lease positions in communities that we manage. To this end, on April 1, 2004, we executed the first stage of the previously announced lease of up to 13 communities that we formerly managed, a second lease of nine memory loss facilities, and a lease of two other communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table sets forth a summary of our property interests:

	As of March 31,		As of December 31,		As of March 31,
	2004		2003		2003
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1) (2)	19	1,813	19	1,813	17	1,687
Leased (1) (2)	109	8,303	109	8,303	67	5,279
Managed/Admin Services (3) (4)	45	4,454	46	4,589	94	8,577
Joint Venture/Partnership	1	140	1	140	2	219
Operated Portfolio	174	14,710	175	14,845	180	15,762

Percentage increase (decrease) (5)	(0.6%)	(0.9%)	(2.8%)	(5.8%)	-	-
--------
(1) Included in our consolidated portfolio of communities.
(2) Of the leased communities as of March 31, 2004, 76 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 29 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining four leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us. See the note  entitled "Restatement" to our condensed consolidated financial statements for additional discussion.
(3) Buildings managed decreased from March 31, 2003, to March 31, 2004, due to termination of 13 Regent management contracts, the 21 Emeritrust II communities, which were leased as of September 30, 2003, and the 8 Horizon Bay communities, which were leased as of December 31, 2003.
(4) One managed building has been shut down and was sold March 12, 2004.
(5) The percentage increase (decrease) indicates the change from the prior year, or, in the case of March 31, 2004 and 2003, from the end of the prior year.

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

In our consolidated portfolio, our average monthly revenue per unit for the three months ended March 31, 2004, increased to $2,779 from $2,756 in 2003. This change represents an increase of $23, or 0.8%, for the three months ended March 31, 2004, compared to the comparable period of 2003. This limited increase is the result of repositioning several of our acquired or leased communities over the past year to be more rate-competitive and to establish a new presence in their respective markets.

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

We have incurred operating losses since our inception in 1993, and as of March 31, 2004, we had an accumulated deficit of approximately $165.8 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion that did not materialize, and occupancy rates that have declined and remained lower for longer periods than we anticipated.

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

Emeritrust I Communities Management. During 2003, we managed the Emeritrust I communities, which included 25 of the 46 Emeritrust communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required us to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, we received management fees (net of our funding obligations) of approximately $837,000 in the first quarter of 2003. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, we and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities that we managed to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues. This amendment also terminated the opportunity for supplemental management fee revenues based upon operating performance and amended the term of the agreement to March 31, 2005, with a one-year extension to March 31, 2006, under certain circumstances. We also expect that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, we received management fees of approximately $640,000 in the first quarter of 2004.

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

Emeritrust II Communities Lease. On September 30, 2003, a REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to us. A master lease covers the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The REIT also provided $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT. As part of the transaction, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. We included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs that we will amortize over the life of the lease.

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

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we were required to use the equity method of accounting for our LLC membership interest and record a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000 are included in the first quarter of 2004 under the caption “Other, net,” which represents our portion of Alterra's net loss for December 2003 and January 2004.

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

CPM-JEA Transactions

On April 1, 2004, we completed the first stage of our previously announced lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities are being acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to us.. Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default these leases have been accounted for as capital leases, in the second quarter of 2004, which resulted in additions to property and equipment and capital lease and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

financing obligations totaling approximately $144.0 million. The completed first stage involved 17 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $138.3 million, inclusive of transaction fees. Nine of the communities, all of which we managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, we entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. We also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by us of our promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007.  In connection with the transaction, we received payment on a $2.7 million note receivable from a separate CPM entity. The communities are leased under two master leases with the independent REIT, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with fixed inflators to the extent changes in the Consumer Price Index exceed approximately 1% a year. The original base rent is approximately $1.0 million per month. Of the up to $52.4 million balance of the transaction, $3.6 million is expected to close in the second quarter of 2004, $26.4 million is expected to close in the fourth quarter of 2004, and the remaining amount of $22.4 million is currently expected to close during the first quarter of 2005, subject to customary closing conditions.

Restatement

During November 2004, we determined that the accounting treatment for a number of our leases was incorrect and that the necessary corrections would require restatement of our financial statements.  At March 31, 2004, we leased 109 communities.  The accounting corrections are as follows:                (a)                In the past, substantially all of the our leases have been accounted for as operating leases.  Leases for 25 communities, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease.  Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases.  Accordingly, these leases have been accounted for as capital leases in the restated financial statements.  Under capital lease accounting, we establish on our balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations, over the lease term and a corresponding long-term asset.  Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease.  Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases.  The effect of these provisions results in an increase in property and equipment of $158.5 million  at March 31, 2004; an increase in capital lease and financing obligations of  $162.1 million at March 31, 2004; an increase in deferred gain of $2.6 million at March 31, 2004; an increase in depreciation and amortization of $2.7 million and $714,000 for the three months ended March 31, 2004 and 2003, respectively; a decrease in facility lease expense of  $3.7 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively; an increase in other, net income of $45,000 and zero for the three months ended March 31, 2004 and 2003, respectively; and an increase in interest expense of  $2.7 million and $789,000 for the three months ended March 31, 2004 and 2003, respectively.                (b)                In the past, our statements of operations have included the actual rent paid under operating leases as facility lease expense.  However, leases for 17 of our communities that continue to be treated as operating leases in the restated financial statements contain rent escalation provisions, which require annual increases in rent based on the lesser of a fixed amount or various formulae related to the consumer price index.  Under accounting principles generally accepted in the United States, to the extent there is a high level of certainty that the fixed increase under the lease will be met, we are required to account for the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective lease and less facility lease expense than actual rent paid in the later years of the lease.  In addition, leases for four communities are being accounted

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

for as capital leases because the inclusion of fixed annual increases in lease payments causes the leases to fail the quantitative test for operating leases.  The effect of straight-lining the total rent resulted in an increase in deferred rent of $3.9 million at March 31, 2004, and a net increase in facility lease expense of $152,000 and $93,000 for the three months ended March 31, 2004 and 2003, respectively. The capital lease transaction for the four communities discussed above was consummated on December 31, 2003, and has resulted in an increase in property and equipment of $23.1 million at March 31, 2004, and related financing obligation of $23.4 million at March 31, 2004; an increase in deferred gain of $117,000 at March 31, 2004; an increase in depreciation and amortization of $494,000 for the three months ended March 31, 2004; a decrease in facility lease expense of $722,000 for the three months ended March 31, 2004; an increase in interest expense of $558,000 for the three months ended March 31, 2004; and an increase in other, net income of $2,000 for both the three months ended March 31, 2004 and 2003.

                (c)                A September 2003 transaction that we had accounted for under sale-leaseback accounting should have been accounted for as a financing.  The transaction consisted of a sale of four communities to a REIT, which assumed the existing debt related to the communities and in turn leased the communities to us for an initial term of 15 years with one 15-year option to renew.  As a part of the transaction, the Company provided a letter of credit against the default of the underlying debt and continued to provide a security interest in community receivables and limited guarantees in favor of the debt holder.  These transaction features constitute continuing involvement in the communities and preclude sale-leaseback accounting under accounting principles, generally accepted in the United States.  As a result, we are required to account for this transaction as a financing.  Under finance accounting our balance sheet will continue to reflect the communities as assets and establish a financing obligation as a liability equal to the debt assumed by the REIT and cash received from the REIT, notwithstanding the legal sale of the communities.  Our statement of operations will include depreciation of the communities and interest on the financing obligation as expenses.  Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements.  The effect of these provisions results in an increase in property and equipment of $24 million at March 31, 2004 and an increase in capital lease and financing obligations of $34.2 million at March 31, 2004; a decrease in deferred gain of $9.6 million at March 31, 2004; an increase in depreciation and amortization of $196,000 for the three months ended March 31, 2004; a decrease in facility lease expense of $865,000 for the three months ended March 31, 2004; an increase in interest expense of $678,000 for the three months ended March 31, 2004; and an increase in other, net expense of $165,000 for the three months ended March 31, 2004.

(d)    We are also correcting three other items that occurred in the restatement periods. We are restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. We are also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt starting from December 2002. Finally, we are restating the accounting for a deferred compensation plan that had been accounted for on a net basis. The adjustment results in the recording of a long-term deferred compensation liability and a corresponding investment representing trading securities held for this plan. These items were originally discovered and corrected in the our Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in an increase in short-term investments of $1.1 million at March 31, 2004, an increase in lease acquisition costs of $1.2 million at March 31, 2004; an increase in other accrued liabilities of $217,000 at March 31,2004, an increase in long-term liabilities of $1.1 million at March 31, 2004; and increase in additional paid-in capital of $1.2 million at March 31, 2004; an increase in depreciation and amortization of $20,000 for the three months ended March 31, 2004; and an increase in interest expense of $41,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

A summary of the significant effects of the restatement is as follows (in thousands except per share data):

	March 31,	March 31,
	2004	2004
Balance Sheets	As originally reported	As restated
Short-term investments	$-	$1,079
Total current assets	$17,867	$18,946
Property and equipment, net	$116,677	$322,302
Lease acquisition costs, net	$19,052	$20,203
Total assets	$177,242	$385,097
Current portion of capital lease and financing obligations	$-	$5,988
Other accrued expenses	$9,572	$9,789
Total current liabilities	$53,199	$59,404
Capital lease and financing obligations	$-	$213,726
Deferred gain on sale of communities	$38,055	$31,222
Deferred rent	$205	$4,126
Other long-term liabilities	$433	$1,512
Total liabilities	$258,855	$476,953
Additional paid-in capital	$72,716	$73,907
Accumulated deficit	$(154,330)	$(165,764)
Total shareholders' deficit	$(81,613)	$(91,856)
Total liabilities and shareholders' deficit	$177,242	$385,097

	Three months ended March 31,
	2004	2004	2003	2003
Statements of Operations	As originally reported	As restated	As originally reported	As restated
Depreciation and amortization	$2,063	$5,507	$1,846	$2,560
Facility lease expense	$14,691	$9,577	$8,604	$7,654
Total operating expenses	$65,442	$63,772	$44,500	$44,264
Income from operations	$1,094	$2,764	$2,677	$2,913
Interest expense	$(3,793)	$(7,755)	$(3,274)	$(4,103)
Other, net	$(66)	$(184)	$48	$50
Net other expense	$(3,706)	$(7,786)	$(3,070)	$(3,897)
Net loss	$(2,612)	$(5,022)	$(393)	$(984)
Net loss to common shareholders	$(3,532)	$(5,942)	$(2,263)	$(2,854)

Income (loss) per common share:
Basic and diluted	$(0.34)	$(0.58)	$(0.22)	$(0.28)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

	Three months ended March 31,
	2004	2004	2003	2003
Cash Flows	As originally reported	As restated	As originally reported	As restated
Cash flows from operating activities:
Net loss	$(2,612)	$(5,022)	$(393)	$(984)
Depreciation and amortization	$2,063	$5,507	$1,846	$2,560
Amortization of deferred gain	$(714)	$(596)	$(99)	$(101)
Changes in operating assets and liabilities	$(3,241)	$(3,048)	$(1,176)	$(1,044)
Net cash provided by (used in) operating activities	$(3,710)	$(2,365)	$228	$481

Cash flows from financing activities:
Repayment of capital lease and financing obligations	$-	$(1,345)	$-	$(253)
Net cash used in financing activities	$(1,752)	$(3,097)	$(1,205)	$(1,458)

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$4,127	$8,089	$3,691	$4,520

	Three months ended March 31,
	2004	2004	2003	2003
Same Community Operations	As originally reported	As restated	As originally reported	As restated

Depreciation & amortization	$(1,448)	$(2,357)	$(1,613)	$(2,327)
Facility lease expense	$(9,661)	$(7,881)	$(8,595)	$(7,645)
Operating income	$4,811	$5,682	$5,199	$5,435
Interest expense, net	$(2,212)	$(3,783)	$(2,591)	$(3,420)
Operating income after interest expense	$2,599	$1,899	$2,608	$2,015

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

Our significant accounting policies and use of estimates are delineated in the Notes to the Condensed Consolidated Financial Statements under the heading "Summary of Significant Accounting Policies and Use of Estimates.

Common-size Statements of Operations and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period as restated
			Period to Period
			Percentage
			Increase
			(Decrease)
	Percentage of Revenues		Three Months
	Three Months ended		ended
	March 31,		March 31,
	2004	2003	2004-2003
	As Restated
Revenues:	100.0%	100.0%	41.0%
Expenses:
Community operations	63.8	60.7	48.2
General and administrative	9.4	11.5	15.3
Depreciation and amortization	8.3	5.4	115.1
Facility lease expense	14.3	16.2	25.1
Total operating expenses	95.8	93.8	44.1
Income from operations	4.2	6.2	(5.1)
Other income (expense)
Interest income	0.2	0.3	(1.9)
Interest expense	(11.7)	(8.7)	89.0
Other, net	(0.3)	0.1	(468.0)
Net other expense	(11.7)	(8.3)	99.8

Net loss	(7.5%)	(2.1%)	410.4%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended March 31, 2004 and 2003

Total Operating Revenues: Total operating revenues for the three months ended March 31, 2004, increased by $19.4 million to $66.5 million from $47.2 million for the comparable period in 2003, or 41.0%.

Community revenue increased by approximately $20.5 million in the three months ended March 31, 2004, compared to the three months ended March 31, 2003. This increase was primarily due to additional revenue related to acquisitions and leases of 42 communities between March 31, 2003, and March 31, 2004, of which eight occurred in the second quarter of 2003 and 36 occurred in the fourth quarter. Of the 42 communities, we had formerly managed 36. These acquired or leased communities, which represent revenue of approximately $19.5 million, were included in our consolidated portfolio in the first quarter of 2004, but were not included in the comparable quarter of 2003. The remaining increase in revenue is attributed to the net effect of an increase in average monthly revenue per unit and an increase in the occupancy rate. Average monthly revenue per unit was $2,779 for the first quarter of 2004 compared to $2,756 for the comparable quarter of 2003, an increase of approximately $23, or 0.8%. This relatively small increase reflected effects of our rate enhancement program during 2003, partially offset by marketing incentives; e.g., rate discounting and reduction of move-in fees, implemented in the first quarter of 2004 to encourage increases in occupancy. The occupancy rate for the three months ended March 31, 2004, increased 1.3 percentage points to 78.4% from 77.1% primarily from our marketing emphasis in the first quarter of 2004.

Management fee income decreased by approximately $1.5 million to $1.6 million from $3.1 million for the three months ended March 31, 2004 and 2003, respectively. This decrease was primarily due to termination of 13 Regent managed communities in July and August of 2003, and 29 communities that were previously managed but are now leased. Regent related management fee income recognized for the three months ended March 31, 2004, was approximately $24,000 compared to $352,000 for the three months ended March 31, 2003. Management fees related to the previously managed buildings for the three months ended March 31, 2003, were approximately $870,000. The remaining decrease in management fee income for the first quarter of 2004, was related to the change in the Emeritrust I communities (change in the management agreement and a decrease of three buildings compared to March 31, 2003, as discussed above in "Emeritrust I Communities Management").

Community Operations: Community operating expenses for the three months ended March 31, 2004, increased by $13.8 million to $42.5 million from $28.6 million in the first quarter of 2003, or 48.2%. The change was primarily due to the acquisition and lease of 42 communities referred to above. These acquired and leased communities, which account for approximately $12.7 million of expense, were not included in our consolidated portfolio in the first quarter of 2003, but are included in the comparable quarter of 2004. The remaining increases were primarily attributable to increases in personnel costs, property taxes, and utilities. Community operating expenses as a percentage of total operating revenue increased to 63.8% in the first quarter of 2004 from 60.7% in the first quarter of 2003, primarily attributable to higher expense levels of new acquisitions and leases and startup costs associated with opening memory loss units.

General and Administrative: General and administrative (G&A) expenses for the three months ended March 31, 2004, increased $828,000 to $6.2 million from $5.4 million for the comparable period in 2003, or 15.3%. As a percentage of total operating revenues, G&A expenses decreased to 9.4% for the three months ended March 31, 2004, compared to 11.5% for the three months ended March 31, 2003, primarily as a result of increased revenue arising from the acquisition and lease of 42 communities referred to above. G&A expenses increased primarily due to increases in the number of employees to accommodate new acquisitions and leases and normal increases in employee salaries. Additionally, an expansion of program offerings has led to additional employees. Since approximately 25% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 6.6% from 5.5% for the three months ended March 31, 2004 and 2003, respectively, primarily as a result of the increased personnel costs described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 2004, was $5.5 million compared to $2.6 million for the comparable period in 2003. The increase was primarily the result of additional depreciation resulting from capital lease treatment of the Emeritrust II and 4 of the Horizon Bay communities acquired in the fourth quarter of 2003, the acquisition of 5 communities with mortgage financing in December 2003, and the finance accounting treatment of the sale-leaseback transaction in connection with the repurchase of the Series A Preferred Stock in the third quarter of 2003. In 2004, depreciation and amortization represents 8.3% of total operating revenues, compared to 5.4% for the comparable period in 2003.

Facility Lease Expense: Facility lease expense for the three months ended March 31, 2004, was $9.6 million compared to $7.7 million for the comparable period of 2003, representing an increase of $1.9 million, or 25.1%. This increase was primarily due to entering into operating leases for 13 communities in 2003. We leased 76 communities under operating leases as of March 31, 2004, compared to 63 leased communities as of March 31, 2003. Facility lease expense as a percentage of revenues was 14.3% for the three months ended March 31, 2004, and 16.2% for the three months ended March 31, 2003.
Interest Income: Interest income for the three months ended March 31, 2004, was $153,000 versus $156,000 for the comparable period of 2003. This decrease was primarily attributable to lower returns on certain restricted deposits.

Interest Expense: Interest expense for the three months ended March 31, 2004, was $7.8 million compared to $4.1 million for the comparable period of 2003. This increase of $3.7 million, or 89.0%, was primarily attributable to additional interest from the capital lease treatment of the Emeritrust II and 4 of the Horizon Bay communities acquired in the fourth quarter of 2003, the acquisition of 5 communities with mortgage financing in December 2003, and finance accounting treatment of the sale-leaseback transaction in connection with the repurchase of the Series A Preferred Stock in the third quarter of 2003. As a percentage of total operating revenues, interest expense increased to 11.7% from 8.7% for the three months ended March 31, 2004 and 2003, respectively.

 Other, net: Other, net expense for the three months ended March 31, 2004, was expense of approximately $184,000 compared to $50,000 income for the comparable period in 2003. The $184,000 expense for the current year quarter is primarily the result of our portion of Alterra’s net loss for December 2003 and January 2004 (discussed above under "Alterra Transactions") totaling $794,000, partially offset by amortization of deferred gains related to Emeritrust I of approximately $278,000 and deferred gains related to the refinance of seven buildings related to the Series A Preferred Stock repurchase in the third quarter of 2003 of approximately $303,000, and other smaller miscellaneous items. The $51,000 income for the first quarter 2003 is comprised primarily of amortization of deferred gains related to the sale-leaseback of three communities of approximately $87,000 offset by smaller miscellaneous items.

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

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

We operated 84 communities on a comparable basis during both the three months ended March 31, 2004 and 2003. The following table sets forth a comparison of same community results of operations, as restated, excluding general and administrative expenses, for the three months ended March 31, 2004 and 2003.

	Three Months ended March 31,
	(In thousands)
	2004	2003	Dollar	% Change
	As restated		Change	Fav / (Unfav)
Revenue	$45,132	$44,057	$1,075	2.4%
Community operating expenses	(29,212)	(28,650)	(562)	(2.0)
Community operating income	15,920	15,407	513	3.3
Depreciation & amortization	(2,357)	(2,327)	(30)	(1.3)
Facility lease expense	(7,881)	(7,645)	(236)	(3.1)
Operating income	5,682	5,435	247	4.5
Interest expense, net	(3,783)	(3,420)	(363)	(10.6)
Operating income after interest expense	$1,899	$2,015	$(116)	(5.8%)

These 84 communities represented $45.1 million or 67.8% of our total revenue of $66.5 million for the first quarter of 2004. Same community revenues increased by $1.1 million or 2.4% for the quarter ended March 31, 2004, from the comparable period in 2003, primarily due to the effect of move-in fee revenue recognition. Average revenue per occupied unit increased by $77 per month or 2.8% for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Average occupancy remained relatively unchanged at approximately 77.7% in the first quarter of 2004 and 77.4% in the first quarter of 2003.

Community operating expenses increased approximately $562,000 primarily due to an increase in personnel expenses related to program expansion and other employee costs of $554,000. Occupancy expenses, which consist of facility lease expense, depreciation and amortization, and interest expense, increased by approximately $629,000 as a result of a change in the composition of "Same Communities" to reflect more leased buildings compared to owned buildings and rental increases based on community performance under certain of our leases. The change in composition was attributable to previously acquired communities that we have operated for more than a year combined with the change from owned to leased communities in connection with sale-leaseback transactions from the second quarter of 2003. The net effect of this change was an increase in facility lease expense of $236,000, an increase in interest expense of $363,000, and an increase in depreciation and amortization expense of $30,000.. For the quarters ended March 31, 2004 and 2003, operating income after interest expense remained relatively unchanged at approximately $1.9 million.

Liquidity and Capital Resources

For the three months ended March 31, 2004, net cash used in operating activities was $2.4 million compared to $481,000 net cash provided by operating activities for the comparable period in the prior year. The primary components of operating cash used in operating activities were the net loss of $5.0 million, the net increase in other operating assets and liabilities of $3.0 million, and amortization of deferred gain of $596,000, partially offset by depreciation and amortization of $5.5 million. The primary components of operating cash provided by operating activities for the three months ended March 31, 2003, was the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

depreciation and amortization of $2.6 million, partially offset by the net loss of $984,000 and the net increase in other operating assets and liabilities of $1.0 million.

Net cash provided by investing activities amounted to $1.4 million for the three months ended March 31, 2004, and was comprised primarily of proceeds from the repayment of a note receivable from a Baty entity of $2.7 million and proceeds from the sale of property and equipment of approximately $165,000, partially offset by purchases of approximately $846,000 of various property and equipment, an increase in management and lease acquisition costs of $302,000, and investment in affiliates of $303,000. Net cash used in investing activities amounted to $1.0 million for the three months ended March 31, 2003, and was comprised primarily of purchases of approximately $484,000 of various property and equipment, distributions to minority partners of $299,000, and an increase in management and lease acquisition costs of approximately $189,000.

For the three months ended March 31, 2004, net cash used in financing activities was $3.1 million, primarily from an increase in restricted deposits of $582,000, long-term debt repayments of $1.4 million, capital lease and financing obligations repayments of $1.3 million, and an increase of approximately $101,000 in debt issuance and other financing costs, partially offset by the proceeds from the sale of common stock under the employee stock purchase and incentive plans of approximately $321,000. For the three months ended March 31, 2003, net cash used in financing activities was $1.5 million, primarily from long-term debt repayments of $1.0 million, capital lease and financing obligations repayments of $253,000, and an increase of approximately $232,000 in debt issuance and other financing costs.

We have incurred significant operating losses since our inception and have a working capital deficit of $40.5 million, although $11.4 million represents deferred revenue and unearned rental income, and $8.8 million of preferred cash dividends is only due if declared by our board of directors. At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at March 31, 2004, (In thousands):

	Principal Payments Due by Period As Restated
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt, including current portion	$139,897	$4,934	$73,608	$60,749	$606
Capital lease and financing obligations	219,714	5,988	15,247	20,186	178,293
Operating leases	349,239	36,577	74,759	76,775	161,127
Convertible debentures	32,000	-	32,000	-	-
	$740,850	$47,499	$195,614	$157,710	$340,026

The following table summarizes interest on our contractual obligations at March 31, 2004, (In thousands):

	Interest Due by Period As Restated
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$31,045	$9,984	$17,548	$3,270	$243
Capital lease and financing obligations	139,043	15,434	29,414	26,910	67,284
Convertible debentures	4,000	2,000	2,000	-	-
	$174,088	$27,419	$48,962	$30,180	$67,527

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

we could lose the management fee revenue from these communities. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K as amended and Quarterly Reports on Form 10-Q as amended.

[The rest of this page is intentionally left blank]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At March 31, 2004, our variable rate borrowings totaled approximately $64.6 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of March 31, 2004, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual facility lease expense and net loss would increase by approximately $153,000 for the Fretus lease. Our annual interest expense and net loss would increase approximately $462,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of March 31, 2004, and does not consider changes in the actual level of borrowings that may occur subsequent to March 31, 2004. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures as they existed as of March 31, 2004.

As a part of this process, in December 2004 management and our independent auditors reported to our audit committee on certain matters involving internal controls that they considered to be material weaknesses. As communicated to the audit committee by the Company's independent auditors, these internal controls related to (i) accounting personnel with insufficient depth, skills and experience in evaluating complex leasing and other transactions and (ii) insufficient formalized procedures to ensure that all relevant documents related to complex leasing transactions were made available to internal accounting personnel and the Company's independent auditors and were adequately reviewed by internal accounting personnel.

Based on this evaluation and subject to the information set forth in this Item 4, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were inadequate as of March 31, 2004. The evaluation has revealed no evidence of any fraud, intentional misconduct or concealment on the part of Company personnel.

The Company's management has identified a number of issues relating to the improvement of its internal controls and is in the process of taking steps to address them, including:

•	Evaluate hiring additional accounting personnel and reorganizing the accounting department to ensure that accounting personnel with the adequate experience, skills and knowledge relating to complex leasing and financing transactions are directly involved in the review and accounting evaluation of such transactions;

•	Including internal personnel and outside accounting consultants, if necessary, early in a transaction to obtain additional guidance as to the application of generally accepted accounting principles to the proposed transaction;

•	Establishing clear responsibilities for our real estate personnel and accounting personnel and increasing the formal interaction, responsibility and coordination between such personnel;

•	Documenting the review, analysis and related conclusions with respect to complex leasing transactions;

•	Requiring senior accounting personnel and the chief accounting officer to review such transactions in order to evaluate, document and approve their accounting treatment.

Since October 2004, we believe that our disclosure controls and procedures have improved due to the scrutiny of such matters by management and the audit committee, as described above. We believe that our controls and procedures will continue to improve as we complete the implementation of the actions identified.

The certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Amendment No. 1 on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

Changes in internal controls

No change was made to our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5. Other Information.

On April 20, 2004, we appointed two new directors to serve on the Company’s Board of Directors, Bruce L. Busby and T. Michael Young.

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
		Sacramento County Assisted LLC, Rockford Retirement Residence, LLC, HB-ESC I,
		LLC, Canterbury Woods Assisted Living, LLC, Autumn Ridge Herculaneum, L.L.C.,
		Meridian Assisted, L.L.C., Goldsboro Assisted, L.L.C., Cape May Assisted Living, LLC,
		Travis County Assisted Living LP, Richland Assisted, L.L.C., Silver Lake Assisted
		Living LLC, Charleston Assisted Living, LLC, and Joliet Assisted L.L.C., (each of the
		foregoing individually, a "Seller" and collectively, the "Sellers") and (ii) Emeritus Corporation,
		("Purchaser") dated March, 31, 2004 (the "Execution Date").	(4)
	10.79.3	Master Lease agreement between NHP Senior Housing, Inc., ("Landlord"), and Emeritus
		Corporation, ("Tenant"), dated March 31, 2004 to be effective as of April 1, 2004
		(the "Effective Date").	(4)
	10.79.4	Master Lease among the Entities Listed on Schedule 1A (collectively, "Landlord"), and the Entities Listed
		on Schedule 1B (collectively, "Tenant"), for the respective real properties and improvements thereon
		(each a "Facility" and collectively, the "Facilities"), dated March 31, 2004, to be effective as of
		April 1, 2004 (the "Effective Date").	(4)
	10.79.5	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(4)
	10.79.6	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(4)
10.80	Credit Agreement
	10.80.1	Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.	(1)
	10.80.2	Exhibit A to Credit Agreement; Revolving Note.	(1)
	10.80.3	Exhibit B to Credit Agreement; Pledge Agreement.	(1)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated January 27, 2005	(6)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated January 27, 2005	(6)
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated January 27, 2005	(6)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated January 27, 2005	(6)

Number	Description	Footnote
99.1	Press Releases
	99.1.1	Press Release dated January 5, 2004, announcing the acquisition of Five Communities.	(2)
	99.1.2	Press Release dated January 12, 2004, announcing the acquisition of Seven Communities.	(2)
	99.1.3	Press Release dated March 4, 2004, reports on fourth quarter and year 2003 results.	(3)
	99.1.4	Press Release dated March 29, 2004, reporting intent to acquire nine memory loss facilities.	(4)
	99.1.5	Press Release dated March 29, 2004, reporting intent to acquire managed facilities.	(4)
	99.1.6	Press Release dated April 23, 2004, announcing appointment of new directors.	(1)
	99.1.7	Press Release dated May 12, 2004, reports on first quarter 2004 results.	(5)

(1)  Filed as an exhibit to a Form 10-Q filed on May 13, 2004, and incorporated herein by reference..
(2)  Filed as an exhibit to a Form 8-K filed on January 14, 2004, and incorporated herein by reference.
(3)  Filed as an exhibit to a Form 10-K filed on March 30, 2004, and incorporated herein by reference.
(4)  Filed as an exhibit to a Form 8-K filed on April 12, 2004, and incorporated herein by reference.
(5)  Filed as an exhibit to a Form 8-K filed on May 13, 2004, and incorporated herein by reference.
(6)  Filed herewith.

(b) Reports on Form 8-K.

1.	A report on Form 8-K dated December 31, 2003, was filed on January 14, 2004, announcing the acquisition of five communities.

2.	A report on Form 8-K dated December 31, 2003, was filed on January 14, 2004, announcing a lease of seven communities from Mr. Baty.

3.	A report on Form 8-K dated March 5, 2004, was filed on March 5, 2004, reporting on the fourth quarter and December 31, 2003, year end results.

4.	A report on Form 8-K/A dated December 31, 2003, was filed on March 15, 2004, related to the lease of eight communities from Mr. Baty. This filing includes item 7.

5.	A report on Form 8-K dated April 1, 2004, was filed on April 12, 2004, announcing the first part of a 24-community lease.

6.	A report on Form 8-K dated May 12, 2004, was filed on May 13, 2004, reporting on the first quarter 2004 results.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 27, 2005

EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary

