Form 10-Q/A
period 2004-06-30
EMERITUS CORP\WA\
filed 2005-01-27
CIK 1001604

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

Explanatory Note

This amendment on Form 10-Q/A to Form 10-Q of Emeritus Corporation, for the quarter ended June 30, 2004, incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed, except where specifically noted. This amendment includes a restatement, which changes Part I Items 1 and 2. See the note labeled "Restatement" to our Condensed Consolidated Financial Statements for further discussion of this matter. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-Q filed on August 12, 2004.

We concluded that the restatement was necessary when we determined that (i) certain leases that had been accounted for as operating leases should have instead been accounted for as capital leases, (ii) certain other operating leases with rent escalator clauses required straight-line treatment of the base rent and estimated rent escalators, (iii) a transaction that was accounted for under sale-leaseback accounting should have been accounted for as a financing. In addition, we are making certain other adjustments in these periods as described in the note to our Condensed Consolidated Financial Statements entitled "Restatement."

[The rest of this page is intentionally left blank]

PART I. Financial Information

Item 1. Financial Statements

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	June 30,	December 31,
	2004	2003
Current Assets:	As Restated
Cash and cash equivalents	$4,891	$6,368
Short-term investments	1,247	987
Trade accounts receivable, net	2,862	2,769
Other receivables	2,436	1,961
Prepaid expenses and other current assets	11,048	6,663
Total current assets	22,484	18,748
Long-term investments	6,884	7,678
Property and equipment, net	464,099	326,595
Property held for development	1,254	1,254
Notes receivable from and investments in affiliates	1,822	2,409
Restricted deposits	8,278	7,306
Lease acquisition costs, net	24,434	20,223
Other assets, net	6,608	5,581
Total assets	$535,863	$389,794

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Short-term debt	$3,000	$-
Current portion of long-term debt	5,380	4,750
Current portion of capital lease and financing obligations	10,093	5,735
Trade accounts payable	4,783	6,774
Accrued employee compensation and benefits	7,879	5,885
Accrued interest	2,199	1,888
Accrued real estate taxes	3,420	2,702
Accrued dividends on preferred stock	9,372	8,228
Other accrued expenses	7,895	8,117
Deferred revenue	6,094	6,075
Other current liabilities	11,703	6,879
Total current liabilities	71,818	57,033
Long-term debt, less current portion	136,343	136,388
Capital lease and financing obligations, less current portion	355,367	215,324
Convertible debentures	32,000	32,000
Deferred gain on sale of communities	29,623	30,438
Deferred rent	4,259	4,032
Other long-term liabilities	1,985	1,506
Total liabilities	631,395	476,721
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding 35,529 and 34,830 shares at
June 30, 2004, and December 31, 2003, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
10,762,375 and 10,297,449 shares at June 30, 2004, and December 31, 2003, respectively	1	1
Additional paid-in capital	74,779	72,894
Accumulated deficit	(170,312)	(159,822)
Total shareholders' deficit	(95,532)	(86,927)
Total liabilities and shareholders' deficit	$535,863	$389,794

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Revenues:	As Restated
Community revenue	$75,880	$45,159	$139,418	$88,246
Other service fees	1,641	1,042	3,006	2,035
Management fees	1,196	3,197	2,829	6,294
Total operating revenues	78,717	49,398	145,253	96,575

Expenses:
Community operations	48,769	29,784	91,225	58,430
General and administrative	6,546	5,811	12,778	11,215
Depreciation and amortization	8,136	2,554	13,643	5,114
Facility lease expense	9,486	8,351	19,063	16,005
Total operating expenses	72,937	46,500	136,709	90,764
Income from operations	5,780	2,898	8,544	5,811

Other income (expense):
Interest income	134	172	287	328
Interest expense	(10,080)	(4,053)	(17,835)	(8,156)
Other, net	548	1,395	364	1,445
Net other expense	(9,398)	(2,486)	(17,184)	(6,383)

Net income (loss)	(3,618)	412	(8,640)	(572)

Preferred stock dividends	(930)	(1,906)	(1,850)	(3,776)
Net loss to common shareholders	$(4,548)	$(1,494)	$(10,490)	$(4,348)

Loss per common share:
Basic and diluted	$(0.43)	$(0.15)	$(1.00)	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	10,610	10,249	10,460	10,248

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)
	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:	As Restated
Net loss	$(8,640)	$(572)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Minority interests	-	101
Depreciation and amortization	13,643	5,114
Amortization of deferred gain	(1,114)	(189)
Gain on sale of investment securities	-	(1,437)
Equity investment losses	794	-
Changes in operating assets and liabilities	869	(601)
Net cash provided by operating activities	5,552	2,416

Cash flows from investing activities:
Acquisition of property and equipment	(1,775)	(1,174)
Acquisition of assets in lease transactions	(1,099)	-
Proceeds from sale of property and equipment	226	-
Proceeds from sale of investment securities	-	2,949
Management and lease acquisition costs	(5,340)	(625)
Advances to affiliates and other managed communities	(1,215)	(5)
Collection of notes receivable	2,657	-
Investment in affiliates	(285)	(127)
Distributions to minority partners	-	(250)
Net cash provided by (used in) investing activities	(6,831)	768

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase
and incentive plans, net	1,179	43
Increase in restricted deposits	(972)	(22)
Debt issue and other financing costs	34	(169)
Proceeds from short-term borrowing on bank line of credit	3,000	-
Proceeds from long-term borrowings	2,609	600
Repayment of long-term borrowings	(2,449)	(1,426)
Repayment of capital lease and financing transactions	(3,599)	(537)
Net cash used in financing activities	(198)	(1,511)

Net increase (decrease) in cash and cash equivalents	(1,477)	1,673

Cash and cash equivalents at the beginning of the period	6,368	7,301

Cash and cash equivalents at the end of the period	$4,891	$8,974

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$17,524	$8,051

Noncash investing and financing activities:
Unrealized holding gains realized in investment securities	$-	$(1,247)
Accrued and in-kind preferred stock dividends	$1,850	$3,776
Capital lease and financing obligations	$148,000	-

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

Restatement

During November 2004, the Company determined that the accounting treatment for a number of its leases was incorrect and that the necessary corrections would require restatement of its financial statements. At June 30, 2004, the Company leased 127 communities. The accounting corrections are as follows:

(a)    In the past, substantially all of the Company's leases have been accounted for as operating leases. Leases for 43 communities, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease. Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases. Accordingly, these leases have been accounted for as capital leases in the restated financial statements. Under capital lease accounting, the Company establishes on its balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations, over the lease term and a corresponding long-term asset. Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease. Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases. The effect of these provisions results in an increase in property and equipment of $301.4 million at June 30, 2004; an increase in capital lease and financing obligations of $308.2 million at June 30, 2004; an increase in deferred gain of $2.6 million at June 30, 2004; an increase in depreciation and amortization of $5.2 million and $714,000 for the three months ended June 30, 2004 and 2003, respectively; a decrease in facility lease expense of $6.8 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively; an increase in other, net income of $45,000 and zero for the three months ended June 30, 2004 and 2003, respectively, and an increase in interest expense of $4.9 million and $784,000 for the three months ended June 30, 2004 and 2003, respectively. In addition, the effect of these provisions results in an increase in depreciation and amortization of $7.9 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively; a decrease in facility lease expense of $10.4 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively; an increase in other, net income of $91,000 and zero for the six months ended June 30, 2004 and 2003, respectively; and an increase in interest expense of $7.5 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

(b)    In the past the Company's statements of operations have included the actual rent paid under operating leases as facility lease expense. However, leases for 17 of the Company communities that continue to be treated as operating leases in the restated financial statements contain rent escalation provisions, which require annual increases in rent based on the lesser of a fixed amount or various formulae related to the consumer price index. Under accounting principles generally accepted in the United States, to the extent there is a high level of certainty that the fixed increase under the lease will be met, the Company is required to account for the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective lease and less facility lease expense than actual rent

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

paid in the later years of the lease. In addition, leases for four communities are being accounted for as capital leases because the inclusion of fixed annual increases in lease payments causes the leases to fail the quantitative test for operating leases. The effect of straight lining the total rent resulted in a net increase in facility lease expense of $152,000 and $92,000 for the three months ended June 30, 2004 and 2003, respectively. The effect of straight-lining the total rent resulted in an increase in deferred rent of $4.1 million at June 30, 2004, and a net increase in facility lease expense of $304,000 and $185,000 for the six months ended June 30, 2004 and 2003, respectively. The capital lease transaction for the four communities discussed above was consummated on December 31, 2003, and has resulted in an increase in property and equipment of $22.6 million and related financing obligation of $23.2 million at June 30, 2004; an increase in deferred gain of $114,000 at June 30, 2004; an increase in depreciation and amortization of $494,000 for the three months ended June 30, 2004; a decrease in facility lease expense of $722,000 for the three months ended June 30, 2004; an increase in interest expense of $554,000 for the three months ended June 30, 2004; and an increase in other, net income of $2,000 for both the three months ended June 30, 2004 and 2003. In addition, the effect of these provisions results in an increase in depreciation and amortization of $989,000 for the six months ended June 30, 2004; a decrease in facility lease expense of $1.5 million for the six months ended June 30, 2004; an increase in interest expense of $1.1 million for the six months ended June 30, 2004; and an increase in other, net income of $4,000 for both the six months ended June 30, 2004 and 2004.

(c)    A September 2003 transaction that the Company had accounted for under sale-leaseback accounting should have been accounted for as a financing. The transaction consisted of a sale of four communities to a REIT, which assumed the existing debt related to the communities and in turn leased the communities to the Company for an initial term of 15 years with one 15-year option to renew. As a part of the transaction, the Company provided a letter of credit against the default of the underlying debt and continued to provide a security interest in community receivables and limited guarantees in favor of the debt holder. These transaction features constitute continuing involvement in the communities and preclude sale-leaseback accounting under accounting principles, generally accepted in the United States. As a result, the Company is required to account for this transaction as a financing. Under finance accounting the Company's balance sheet will continue to reflect the communities as assets and establish a financing obligation as a liability equal to the debt assumed by the REIT and cash received from the REIT, notwithstanding the legal sale of the communities. The Company’s statement of operations will include depreciation of the communities and interest on the financing obligation as expenses. Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements. The effect of these provisions results in an increase in property and equipment of $23.8 million and an increase in capital lease and financing obligations of $34 million at June 30, 2004; a decrease in deferred gain of $9.4 million at June 30, 2004; an increase in depreciation and amortization of $195,000 for the three months ended June 30, 2004; a decrease in facility lease expense of $865,000 for the three months ended June 30, 2004; an increase in interest expense of $674,000 for the three months ended June 30, 2004; and an increase in other, net expense of $165,000 for the three months ended June 30, 2004. In addition, the effect of these provisions results in an increase in depreciation and amortization of $391,000 for the six months ended June 30, 2004; a decrease in facility lease expense of $1.7 million for the six months ended June 30, 2004; an increase in interest expense of $1.4 million for the six months ended June 30, 2004; and an increase in other, net expense of $330,000 for the six months ended June 30, 2004.

(d)    The Company is also correcting two other items that occurred in the restatement periods. The Company is restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. The Company is also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt starting from December 2002. These items were originally discovered and corrected in the Company’s Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in a decrease in depreciation of $40, 000 for the three months ended June 30, 2004, and a decrease in interest expense of $217,000 and an increase of $40,000 for the three months ended June 30, 2004 and 2003, respectively. In addition, the effect of these provisions results in a decrease in depreciation and amortization of $20,000 for the six months ended June 30, 2004; and a decrease in interest expense of $176,000 and an increase of $81,000 for the six months ended June 30, 2004 and 2003, respectively.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

A summary of the significant effects of the restatement is as follows (in thousands except per share data):

	June 30,	June 30,
	2004	2004
Balance Sheets	As originally reported	As restated
Property and equipment, net	$116,322	$464,099
Total assets	$188,086	$535,863
Current portion of capital lease and financing obligations	$-	$10,093
Total current liabilities	$61,725	$71,818
Capital lease and financing obligations	$-	$355,367
Deferred gain on sale of communities	$36,340	$29,623
Deferred rent	$186	$4,259
Total liabilities	$268,579	$631,395
Accumulated deficit	$(155,273)	$(170,312)
Total shareholders' deficit	$(80,493)	$(95,532)
Total liabilities and shareholders' deficit	$188,086	$535,863

	Three months ended June 30,
	2004	2004	2003	2003
Statements of Operations	As originally reported	As restated	As originally reported	As restated
Depreciation and amortization	$2,328	$8,136	$1,840	$2,554
Facility lease expense	$17,674	$9,486	$9,325	$8,351
Total operating expenses	$75,318	$72,937	$46,761	$46,500
Income from operations	$3,399	$5,780	$2,637	$2,898
Interest expense	$(4,211)	$(10,080)	$(3,229)	$(4,053)
Other, net	$665	$548	$1,392	$1,395
Net other expense	$(3,412)	$(9,398)	$(1,664)	$(2,486)
Net income (loss)	$(13)	$(3,618)	$973	$412
Net loss to common shareholders	$(943)	$(4,548)	$(932)	$(1,494)

Loss per common share:
Basic and diluted	$(0.09)	$(0.43)	$(0.09)	$(0.15)

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

	Six months ended June 30,
	2004	2004	2003	2003
Statements of Operations	As originally reported	As restated	As originally reported	As restated
Depreciation and amortization	$4,391	$13,643	$3,687	$5,114
Facility lease expense	$32,366	$19,063	$17,929	$16,005
Total operating expenses	$140,760	$136,709	$91,261	$90,764
Income from operations	$4,493	$8,544	$5,314	$5,811
Interest expense	$(8,004)	$(17,835)	$(6,502)	$(8,156)
Other, net	$599	$364	$1,440	$1,445
Net other expense	$(7,118)	$(17,184)	$(4,734)	$(6,383)
Net income (loss)	$(2,625)	$(8,640)	$580	$(572)
Net loss to common shareholders	$(4,475)	$(10,490)	$(3,196)	$(4,348)

Loss per common share:
Basic and diluted	$(0.43)	$(1.00)	$(0.31)	$(0.42)

	Six months ended June 30,
	2004	2004	2003	2003
Cash Flows	As originally reported	As restated	As originally reported	As restated
Cash flows from operating activities:
Net loss	$(2,625)	$(8,640)	$580	$(572)
Depreciation and amortization	$4,391	$13,643	$3,687	$5,114
Amortization of deferred gain	$(1,349)	$(1,114)	$(185)	$(189)
Changes in operating assets and liabilities	$742	$869	$(867)	$(601)
Net cash provided by operating activities	$1,953	$5,552	$1,879	$2,416

Cash flows from financing activities:
Repayment of capital lease and financing transactions	$-	$(3,599)	$-	$(537)
Net cash provided by (used in) financing activities	$3,401	$(198)	$(974)	$(1,511)

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$7,693	$17,524	$6,397	$8,051

Noncash investing and financing activities:
Capital lease and financing obligations	$-	$148,000	N/C	N/C

Note: N/C means there was no change between what was originally reported and as restated

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

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

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

members to manage the claims; and claim expenses are paid by the insurer. For work-related injuries in Texas, the Company insures through a qualified “Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan” and an insurance policy is in place to cover losses in excess of the deductible amount. The Company contracts with an independent third-party administrator to manage the claims. Claim expenses are paid as incurred and estimated losses within the deductible are accrued on a monthly basis.

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

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its stock option plans. The Company discloses pro forma and per share net loss as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s restated pro forma and pro forma per share net loss would have been as follows:
	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
	As Restated
	(In thousands, except per share data )
Net loss to common shareholders
As reported	$(4,548)	$(1,494)	$(10,490)	$(4,348)
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(341)	(179)	(619)	(465)
Pro forma	$(4,889)	$(1,673)	$(11,109)	$(4,813)

Net loss per common share:
As reported - Basic and diluted	$(0.43)	$(0.15)	$(1.00)	$(0.42)

Pro forma - Basic and diluted	$(0.46)	$(0.16)	$(1.06)	$(0.47)

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

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2003

Expected life from vest date (in years)	4	4
Risk-free interest rate	1.96%	1.96% - 2.57%
Volatility	90.0%	90.0%-90.4%
Dividend yield	-	-
Weighted average fair value (per share)	$2.58	$2.57

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

Emeritrust Transactions

Since 1999, Emeritus has managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company, (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management. During 2003, Emeritus managed the Emeritrust I communities, which included 25 of the 46 communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required the Company to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $1.8 million in the first two quarters of 2003. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Company and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005, with a one-year extension to March 31, 2006 available under certain circumstances. The Company also expects that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, the Company received management fees of approximately $1.2 million in the first two quarters of 2004.

In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Daniel R. Baty, the Company's Chairman and Chief Executive Officer (Mr. Baty). This entity, in turn, leased the community to the Company.

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

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to the Company. A master lease covers the Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a triple-net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The REIT also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT. As part of the transaction, the Company also agreed to issue to the Emeritrust II

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

investors warrants to purchase 500,000 shares of its common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. The Company included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs and will amortize them over the life of the lease.

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

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the six months ended June 30, 2004 under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

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

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

On December 31, 2003, independent of the LLC, the Company acquired five assisted living communities, containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008.

CPM-JEA Transactions

On April 1, 2004, the Company completed the first stage of a lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities were acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to the Company. Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default these leases have been accounted for as capital leases in the second quarter of 2004,, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $144.0 million. The completed first stage involved 18 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $141.9 million, inclusive of transaction fees. The lease of one additional community was recorded, by the Company, as capital lease obligations of $4.0 million and was completed in June and one community has been removed from the lease portfolio. Nine of the communities, all of which the Company managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, the Company entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. The Company also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by the Company of its promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007.  In connection with the transaction, the Company received payment on a $2.7 million note receivable from a separate CPM entity. The communities are leased under two master leases with the independent REIT, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with fixed inflators to the extent changes in the Consumer Price Index exceed approximately 1% a year. The original base rent is approximately $1.0 million per month. Of the up to $48.8 million balance of the transaction, $26.4 million is expected to close in the fourth quarter of 2004 and $14.8 million is currently expected to close during the first quarter of 2005, subject to customary closing conditions.  The remaining amount of $7.6 million has been removed from consideration of closing.

HCP Transaction

On July 30, 2004, the Company completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP) and leased back to the Company for a 15-year initial lease period with two 10-year renewal options. These properties will be included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. The features of the transaction constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting and require the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and establish a financing obligation equal to the purchase price of approximately $83.5 million The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Convertible Debentures	1,455	1,455	1,455	1,455
Options	1,657	2,216	1,657	2,216
Warrants - Senior Housing Partners I, L.P.	400	-	400	-
Warrants - Saratoga Partners	1,000	1,000	1,000	1,000
Series A Preferred (1)	-	1,374	-	1,374
Series B Preferred	4,921	4,729	4,921	4,729
	9,433	10,774	9,433	10,774

(1) Repurchased in July and August 2003.

Comprehensive Loss

Comprehensive loss is the same as net loss to common shareholders for the three-month and six-month periods ended June 30, 2004 and 2003, respectively.
Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $49.3 million, although $11.8 million represents deferred revenue and unearned rental income, and $9.4 million of preferred dividends is due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED Continued (unaudited)

instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 17 owned assisted living properties and 122 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At June 30, 2004, the Company complied with all such covenants, except for two leased buildings. The Company has obtained a waiver from the lessor and is considered to be in full compliance as of June 30, 2004.

Management believes that the Company will be able to sustain positive operating cash flow on an annual basis and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures through at least June 30, 2005.

Subsequent Event

On August 9, 2004, the Company sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and the Company will carry a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and will include principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. The Company expects to record a gain related to this sale of approximately $700,000 in the third quarter 2004 financial statements. The community provided independent living services to seniors.

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

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and adjust rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2004, we expect to continue reviewing acquisition or lease opportunities and seeking to take ownership or lease positions in communities that we manage. To this end, on April 1, 2004, we executed the first stage of the previously announced lease of up to 13 communities that we formerly managed, a second lease of nine memory loss facilities, and a lease of two other communities. In June 2004, we closed on one additional community as part of this lease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table sets forth a summary of our property interests:

	As of June 30,		As of December 31,		As of June 30,
	2004		2003		2003
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1) (2)	19	1,813	19	1,813	17	1,687
Leased (1) (2)	127	9,579	109	8,303	75	5,768
Managed/Admin Services (3) (4)	35	3,417	46	4,589	91	8,267
Joint Venture/Partnership	1	140	1	140	2	219
Operated Portfolio	182	14,949	175	14,845	185	15,941

Percentage increase (decrease) (5)	4.0%	0.7%	(2.8%)	(5.8%)	2.8%	1.1%

--------
(1) Included in our consolidated portfolio of communities.
(2) Of the leased communities as of June 30, 2004, 76 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 47 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining four leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(3) Buildings managed decreased from June 30, 2003, to June 30, 2004, due to termination of 13 Regent management contracts, the 21 Emeritrust II communities, which were leased as of September 30, 2003, and the 8 Horizon Bay communities, which were leased as of December 31, 2003.
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

We have incurred operating losses since our inception in 1993, and as of June 30, 2004, we had an accumulated deficit of approximately $170.3 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, and occupancy rates remaining lower for longer periods than we anticipated.

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

Emeritrust I Communities Management. During 2003, we managed the Emeritrust I communities, which included 25 of the 46 Emeritrust communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required us to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, we received management fees (net of our funding obligations) of approximately $1.8 million in the first two quarters of 2003. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, we and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities that we managed to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005, with a one-year extension to March 31, 2006 under certain circumstances. We also expect that the Emeritrust I owners could sell additional communities, thereby reducing the number of communities subject to the management agreement. Because this management agreement can be terminated by either party on short notice, there can be no guarantee that the management arrangement will continue for its full term. Under the new management agreement, we received management fees of approximately $1.2 million in the first two quarters of 2004.

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

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we were required to use the equity method of accounting for our LLC membership interest and record a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000 are included in the six months ended June 30, 2004, under the caption “Other, net,” which represents our portion of Alterra's net loss for December 2003 and January 2004.

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

CPM-JEA Transactions

On April 1, 2004, we completed the first stage of a lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities were acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to us . Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default these leases have been accounted for as capital leases in the second quarter of 2004,, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $144.0 million. The completed first stage involved 18 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $141.9 million, inclusive of transaction fees. The lease of one additional community was recorded, by the Company, as capital lease obligations of $4.0 million and was completed in June and one community has been removed from the lease portfolio. Nine of the communities, all of which we managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, we entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. We also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by us of our promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007.  In connection with the transaction, we received payment on a $2.7 million note receivable from a separate CPM entity.  The communities are leased under two master leases with the independent REIT, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with fixed inflators to the extent changes in the Consumer Price Index based inflators exceed approximately 1% a year. The original base rent is approximately $1.0 million per month. Of the up to $48.8 million balance of the transaction, $26.4 million is expected to close in the fourth quarter of 2004 and $14.8 million is currently expected to close during the first quarter of 2005, subject to customary closing conditions.  The remaining amount of $7.6 millin has been removed from consideration of closing.

HCP Transaction

On July 30, 2004, we completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP) and leased back to us for a 15-year initial lease period with two 10-year renewal options. These properties will be included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. The features of the transaction constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting and require the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and establish a financing obligation equal

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

to the purchase price of approximately $83.5 million The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

Subsequent Event

On August 9, 2004, we sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and we will carry a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and will include principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. We expect to record a gain related to this sale of approximately $700,000 in the third quarter 2004 financial statements. The community provided independent living services to seniors.

Restatement

During November 2004, we determined that the accounting treatment for a number of our leases was incorrect and that the necessary corrections would require restatement of its financial statements. At June 30, 2004, we leased 127 communities. The accounting corrections are as follows:

(a)    In the past, substantially all of our leases have been accounted for as operating leases. Leases for 43 communities, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease. Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases. Accordingly, these leases have been accounted for as capital leases in the restated financial statements. Under capital lease accounting, we establish on our balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations, over the lease term and a corresponding long-term asset. Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease. Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases. The effect of these provisions results in an increase in property and equipment of $301.4 million at June 30, 2004; an increase in capital lease and financing obligations of $308.2 million at June 30, 2004; an increase in deferred gain of $2.6 million at June 30, 2004; an increase in depreciation and amortization of $5.2 million and $714,000 for the three months ended June 30, 2004 and 2003, respectively; a decrease in facility lease expense of $6.8 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively; an increase in other, net income of $45,000 and zero for the three months ended June 30, 2004 and 2003, respectively; and an increase in interest expense of $4.9 million and $784,000 for the three months ended June 30, 2004 and 2003, respectively. In addition, the effect of these provisions results in an increase in depreciation and amortization of $7.9 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively; a decrease in facility lease expense of $10.4 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively; an increase in other, net income of $91,000 and zero for the six months ended June 30, 2004 and 2003, respectively; and an increase in interest expense of $7.5 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

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

operating leases. The effect of straight-lining the total rent resulted in an increase in deferred rent of $4.1 million at June 30, 2004; a net increase in facility lease expense of $152,000 and $92,000 for the three months ended June 30, 2004 and 2003, respectively. The effect of straight-lining the total rent resulted in a net increase in facility lease expense of $304,000 and $185,000 for the six months ended June 30, 2004 and 2003, respectively. The capital lease transaction for the four communities discussed above was consummated on December 31, 2003, and has resulted in an increase in property and equipment of $22.6 million and related financing obligation of $23.2 million at June 30, 2004; an increase in deferred gain of $114,000 at June 30, 2004; an increase in depreciation and amortization of $494,000 for the three months ended June 30, 2004; a decrease in facility lease expense of $722,000 for the three months ended June 30, 2004; an increase in interest expense of $554,000 for the three months ended June 30, 2004; and an increase in other, net income of $2,000 for both the three months ended June 30, 2004 and 2003. In addition, the effect of these provisions results in an increase in depreciation and amortization of $989,000 for the six months ended June 30, 2004; a decrease in facility lease expense of $1.5 million for the six months ended June 30, 2004; an increase in interest expense of $1.1 million for the six months ended June 30, 2004; and an increase in other, net income of $4,000 for both the six months ended June 30, 2004 and 2003.

(c)    A September 2003 transaction that we had accounted for under sale-leaseback accounting should have been accounted for as a financing. The transaction consisted of a sale of four communities to a REIT, which assumed the existing debt related to the communities and in turn leased the communities to us for an initial term of 15 years with one 15-year option to renew. As a part of the transaction, we provided a letter of credit against the default of the underlying debt and continued to provide a security interest in community receivables and limited guarantees in favor of the debt holder. These transaction features constitute continuing involvement in the communities and preclude sale-leaseback accounting under accounting principles, generally accepted in the United States. As a result, we are required to account for this transaction as a financing. Under finance accounting our balance sheet will continue to reflect the communities as assets and establish a financing obligation as a liability equal to the debt assumed by the REIT and cash received from the REIT, notwithstanding the legal sale of the communities. Our statement of operations will include depreciation of the communities and interest on the financing obligation as expenses. Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements. The effect of these provisions results in an increase in property and equipment of $23.8 million and an increase in capital lease and financing obligations of $34 million at June 30, 2004; a decrease in deferred gain of $9.4 million at June 30, 2004; an increase in depreciation and amortization of $195,000 for the three months ended June 30, 2004; a decrease in facility lease expense of $865,000 for the three months ended June 30, 2004; an increase in interest expense of $674,000 for the three months ended June 30, 2004; and an increase in other, net expense of $165,000 for the three months ended June 30, 2004. In addition, the effect of these provisions results in an increase in depreciation and amortization of $391,000 for the six months ended June 30, 2004; a decrease in facility lease expense of $1.7 million for the six months ended June 30, 2004; an increase in interest expense of $1.4 million for the six months ended June 30, 2004; and an increase in other, net expense of $330,000 for the six months ended June 30, 2004 and 2003, respectively.

(d)    We are also correcting two other items that occurred in the restatement periods. We are restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. We are also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt starting from December 2002. These items were originally discovered and corrected in our Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in a decreae of $40,000 for the three months ended June 30, 2004, a decrease in interest expense of $217,000 and an increase of $40,000 for the three months ended June 30, 2004 and 2003, respectively. In addition, the effect of these provisions results in a decrease in depreciation and amortization of $20,000 for the six months ended June 30, 2004; and a decrease in interest expense of $176,000 and an increase of $81,000 for the six months ended June 30, 2004 and 2003, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

A summary of the significant effects of the restatement is as follows (in thousands except per share data):

	June 30,	June 30,
	2004	2004
Balance Sheets	As originally reported	As restated
Property and equipment, net	$116,322	$464,099
Total assets	$188,086	$535,863
Current portion of capital lease and financing obligations	$-	$10,093
Total current liabilities	$61,725	$71,818
Capital lease and financing obligations	$-	$355,367
Deferred gain on sale of communities	$36,340	$29,623
Deferred rent	$186	$4,259
Total liabilities	$268,579	$631,395
Accumulated deficit	$(155,273)	$(170,312)
Total shareholders' deficit	$(80,493)	$(95,532)
Total liabilities and shareholders' deficit	$188,086	$535,863

	Three months ended June 30,
	2004	2004	2003	2003
Statements of Operations	As originally reported	As restated	As originally reported	As restated
Depreciation and amortization	$2,328	$8,136	$1,840	$2,554
Facility lease expense	$17,674	$9,486	$9,325	$8,351
Total operating expenses	$75,318	$72,937	$46,761	$46,500
Income from operations	$3,399	$5,780	$2,637	$2,898
Interest expense	$(4,211)	$(10,080)	$(3,229)	$(4,053)
Other, net	$665	$548	$1,392	$1,395
Net other expense	$(3,412)	$(9,398)	$(1,664)	$(2,486)
Net income (loss)	$(13)	$(3,618)	$973	$412
Net loss to common shareholders	$(943)	$(4,548)	$(932)	$(1,494)

Loss per common share:
Basic and diluted	$(0.09)	$(0.43)	$(0.09)	$(0.15)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

	Six months ended June 30,
	2004	2004	2003	2003
Statements of Operations	As originally reported	As restated	As originally reported	As restated
Depreciation and amortization	$4,391	$13,643	$3,687	$5,114
Facility lease expense	$32,366	$19,063	$17,929	$16,005
Total operating expenses	$140,760	$136,709	$91,261	$90,764
Income from operations	$4,493	$8,544	$5,314	$5,811
Interest expense	$(8,004)	$(17,835)	$(6,502)	$(8,156)
Other, net	$599	$364	$1,440	$1,445
Net other expense	$(7,118)	$(17,184)	$(4,734)	$(6,383)
Net income (loss)	$(2,625)	$(8,640)	$580	$(572)
Net loss to common shareholders	$(4,475)	$(10,490)	$(3,196)	$(4,348)

Loss per common share:
Basic and diluted	$(0.43)	$(1.00)	$(0.31)	$(0.42)

	Six months ended June 30,
	2004	2004	2003	2003
Cash Flows	As originally reported	As restated	As originally reported	As restated
Cash flows from operating activities:
Net loss	$(2,625)	$(8,640)	$580	$(572)
Depreciation and amortization	$4,391	$13,643	$3,687	$5,114
Amortization of deferred gain	$(1,349)	$(1,114)	$(185)	$(189)
Changes in operating assets and liabilities	$742	$869	$(867)	$(601)
Net cash provided by operating activities	$1,953	$5,552	$1,879	$2,416

Cash flows from financing activities:
Repayment of capital lease and financing transactions	$-	$(3,599)	$-	$(537)
Net cash provided by (used in) financing activities	$3,401	$(198)	$(974)	$(1,511)

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$7,693	$17,524	$6,397	$8,051

Noncash investing and financing activities:
Capital lease and financing obligations	$-	$148,000	N/C	N/C

Note: N/C means there was no change between what was originally reported and as restated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

	Three months ended June 30,
	2004	2004	2003	2003
Same Community Operations	As originally reported	As restated	As originally reported	As restated

Depreciation & amortization	(1,412)	(2,322)	(1,599)	(2,312)
Facility lease expense	(9,647)	(7,867)	(8,685)	(7,710)
Operating income	6,297	7,167	5,303	5,565
Interest expense, net	(2,313)	(3,876)	(2,535)	(3,360)
Operating income after interest expense	$3,984	$3,291	$2,768	$2,205

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

Common-size Statements of Operations and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period as restated
.

					Period to Period
					Percentage
					Increase
	Percentage of Revenues				(Decrease)
					Three Months	Six Months
	Three Months ended		Six Months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004-2003	2004-2003
	As Restated
Revenues:	100.0%	100.0%	100.0%	100.0%	59.4%	50.4%
Expenses:
Community operations	62.0	60.3	62.8	60.5	63.7	56.1
General and administrative	8.3	11.8	8.8	11.6	12.6	13.9
Depreciation and amortization	10.3	5.2	9.4	5.3	218.6	166.8
Facility lease expense	12.0	16.9	13.1	16.6	13.6	19.1
Total operating expenses	92.7	94.1	94.1	94.0	56.9	50.6
Income from operations	7.3	5.9	5.9	6.0	99.4	47.0
Other income (expense)
Interest income	0.2	0.3	0.2	0.3	(22.1)	(12.5)
Interest expense	(12.8)	(8.2)	(12.3)	(8.4)	148.7	118.7
Other, net	0.7	2.8	0.3	1.5	(60.7)	(74.8)
Net other expense	(11.9)	(5.0)	(11.8)	(6.6)	278.0	169.2

Net income (loss)	(4.6%)	0.8%	(5.9%)	(0.6%)	N/M	N/M

Note: N/M means not meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended June 30, 2004 and 2003

Total Operating Revenues: Total operating revenues for the three months ended June 30, 2004, increased by $29.3 million to $78.7 million from $49.4 million for the comparable period in 2003, or 59.4%.

Community revenue increased by approximately $30.7 million in the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This increase was primarily due to additional revenue related to acquisitions or leases of 53 communities between June 30, 2003, and June 30, 2004, of which 36 occurred in the fourth quarter of 2003. Of the 53 communities, we had formerly managed 39. These acquired communities, which represent revenue of approximately $28.8 million, were included in our consolidated portfolio in the second quarter of 2004, but were not included in the comparable quarter of 2003. The lease of 8 communities in May 2003 represents approximately $862,000 of the revenue increase. The remaining increase in revenue is attributed to the effect of an increase in average monthly revenue per unit and an increase in the occupancy rate. Average monthly revenue per unit was $2,894 for the second quarter of 2004 compared to $2,759 for the comparable quarter of 2003, an increase of approximately $135, or 4.9%. This increase reflects effects of our rate enhancement program during 2003, partially offset by marketing incentives; e.g., rate discounting and reduction of move-in fees, implemented in the first quarter of 2004 to encourage increases in occupancy. The occupancy rate for the three months ended June 30, 2004, increased 3.9 percentage points to 80.8% from 76.9% primarily from our marketing emphasis in the first two quarters of 2004.

Management fee income decreased by approximately $2.0 million to $1.2 million from $3.2 million for the three months ended June 30, 2004 and 2003, respectively. This decrease was primarily due to a management agreement termination of 13 Regent managed communities in July and August of 2003, and 39 communities that were previously managed but are now leased. Management fees related to the previously managed buildings, including the Regent buildings, for the three months ended June 30, 2004 and 2003, were approximately $55,000 and $1.4 million, respectively. The remaining decrease in management fee income for the second quarter of 2004 was related to the change in the Emeritrust I communities (change in the management agreement and a decrease of three buildings compared to June 30, 2003, as discussed above in “Emeritrust I Communities Management”).

Community Operations: Community operating expenses for the three months ended June 30, 2004, increased by $19.0 million to $48.8 million from $29.8 million in the second quarter of 2003, or 63.7%. The change was primarily due to the acquisition or lease of 53 communities referred to above. These acquired communities, which account for approximately $17.5 million of expense, were not included in our consolidated portfolio in the second quarter of 2003, but are included in the comparable quarter of 2004. The remaining increases were primarily attributable to increases in costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher bad debts, food costs, and repairs and maintenance, partially offset by lower employee benefit costs and workers' compensation, primarily in Texas. Community operating expenses as a percentage of total operating revenue increased to 62.0% in the second quarter of 2004 from 60.3% in the second quarter of 2003, primarily attributable to higher expense levels of new acquisitions and leases and startup costs associated with opening memory loss units.

General and Administrative: General and administrative (G&A) expenses for the three months ended June 30, 2004, increased $735,000 to $6.5 million from $5.8 million for the comparable period in 2003, or 12.6%. As a percentage of total operating revenues, G&A expenses decreased to 8.3% for the three months ended June 30, 2004, compared to 11.8% for the three months ended June 30, 2003, primarily as a result of increased revenue arising from the acquisition or lease of 53 communities referred to above. G&A expenses increased primarily due to increases in the number of employees to accommodate new acquisitions and leases, normal increases in employee salaries, and an expansion of program offerings. Since approximately 20% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 6.5% from 5.9% for the three months ended June 30, 2004 and 2003, respectively, primarily as a result of the increased personnel costs described above.

Depreciation and Amortization: Depreciation and amortization for the three months ended June 30, 2004, was $8.1 million compared to $2.6 million for the comparable period in 2003. The increase is primarily the result of additional depreciation resulting from capital lease treatment of the Emeritrust II and four of the Horizon Bay community leases in the fourth quarter of 2003, five communities acquired through mortgage financing in December 2003 and the capital lease treatment of the CPM/JEA communities in April 2004. In 2004, depreciation and amortization represents 10.3% of total operating revenues, compared to 5.2% for the comparable period in 2003.

Facility Lease Expense: Facility lease expense for the three months ended June 30, 2004, was $9.5 million compared to $8.4 million for the comparable period of 2003, representing an increase of $1.1 million, or 13.6%. This increase reflects rental expense from eight communities we began leasing in May 2003 and five communities we began leasing in December 2003.. We leased 76 communities under operating leases as of June 30, 2004, compared to 63 leased communities as of June 30, 2003. Facility lease expense as a percentage of revenues was 12.0% for the three months ended June 30, 2004, and 16.9% for the three months ended June 30, 2003.
Interest Income: Interest income for the three months ended June 30, 2004, was $134,000 versus $172,000 for the comparable period of 2003. This decrease was primarily attributable to an interest-bearing note receivable that we held in 2003, which had been paid off prior to the second quarter of 2004.

Interest Expense: Interest expense for the three months ended June 30, 2004, was $10.1 million compared to $4.1 million for the comparable period of 2003. This increase of $6.0 million, or 148.7%, was primarily attributable to the additional interest resulting from capital lease treatment of the Emeritrust II and four of the Horizon Bay communities acquired in the fourth quarter of 2003, additional interest from capital lease treatment of the CPM/JEA communities in April 2004, mortgage interest expense resulting from the acquisition of five communities in December 2003, and the finance accounting treatment of the sale-leaseback transaction in connection with the repurchase of the Series A Preferred Stock in the third quarter of 2003. As a percentage of total operating revenues, interest expense increased to 12.8% from 8.2% for the three months ended June 30, 2004 and 2003, respectively.

 Other, net: Other, net income for the three months ended June 30, 2004, was approximately $548,000 compared to $1.4 million for the comparable period in 2003. The $548,000 income for the current year quarter is primarily the result of the amortization of deferred gains of approximately $654,000, partially offset by other smaller miscellaneous items. The $1.4 million income in the second quarter of 2003 is primarily comprised of recognizing a gain on the sale of our investment in ARV Assisted Living common stock of approximately $1.4 million.

Preferred dividends: For the three months ended June 30, 2004 and 2003, preferred dividends totaled approximately $930,000 and $1.9 million, respectively. The primary reason for the $976,000 decrease is the repurchase of the Series A preferred shares in July and August 2003. Because we have not paid the Series B preferred dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the six months ended June 30, 2004 and 2003

Total Operating Revenues: Total operating revenues for the six months ended June 30, 2004, increased by $48.7 million to $145.3 million from $96.6 million for the comparable period in 2003, or 50.4%.

Community revenue increased by approximately $51.2 million in the six months ended June 30, 2004, compared to the six months ended June 30, 2003. This increase was primarily due to additional revenue related to acquisitions or leases of 53 communities between June 30, 2003, and June 30, 2004, of which 36 occurred in the fourth quarter of 2003. Of the 53 communities, we had formerly managed 39. These acquired communities, which represent revenue of approximately $46.0 million, were included in our consolidated portfolio in the first two quarters of 2004, but were not included in the comparable quarters of 2003. The lease of 8 communities in May 2003 represents approximately $3.7 million of the revenue increase. The remaining increase in revenue is attributed to the effect of an increase in average monthly revenue per unit and an increase in the occupancy rate. Average monthly revenue per unit was $2,840 for the first half of 2004 compared to $2,757 for the first half of 2003, an increase of approximately $83, or 3.0%. This relatively modest increase reflects effects of our rate enhancement program during 2003, partially offset by marketing incentives; e.g., rate discounting and reduction of move-in fees, implemented in the first half of 2004 to encourage increases in occupancy. The occupancy rate for the first half of 2004, increased 2.7 percentage points to 79.7% from 77.0% primarily from our marketing emphasis in the first half of 2004.

Management fee income decreased by approximately $3.5 million to $2.8 million from $6.3 million for the six months ended June 30, 2004 and 2003, respectively. This decrease was primarily due to a management agreement termination of 13 Regent managed communities in July and August of 2003, and the lease of 39 communities that were previously managed. Management fees related to the previously managed buildings, including the Regent buildings, for the six months ended June 30, 2004 and 2003, were approximately $520,000 and $2.9 million, respectively. The remaining decrease in management fee income for the first two quarters of 2004, was related to the change in the Emeritrust I communities (change in the management agreement and a decrease of three buildings compared to June 30, 2003, as discussed above in “Emeritrust I Communities Management”).

Community Operations: Community operating expenses for the six months ended June 30, 2004, increased by $32.8 million to $91.2 million from $58.4 million for the first two quarters of 2003, or 56.1%. The change was primarily due to the acquisition or lease of 53 communities referred to above. These acquired communities, which account for approximately $28.4 million of expense, were not included in our consolidated portfolio in the first two quarters of 2003, but are included in the comparable quarters of 2004. The remaining increases were primarily attributable to increases in costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher bad debts, food costs, and repairs and maintenance, partially offset by lower employee benefit costs and workers' compensation, primarily in Texas. Community operating expenses as a percentage of total operating revenue increased to 62.8% in the first two quarters of 2004 from 60.5% in the first two quarters of 2003, primarily attributable to higher expense levels of new acquisitions and leases and startup costs associated with opening memory loss units.

General and Administrative: General and administrative (G&A) expenses for the six months ended June 30, 2004, increased $1.6 million to $12.8 million from $11.2 million for the comparable period in 2003, or 13.9%. As a percentage of total operating revenues, G&A expenses decreased to 8.8% for the six months ended June 30, 2004, compared to 11.6% for the six months ended June 30, 2003, primarily as a result of increased revenue arising from the acquisition or lease of 53 communities referred to above. G&A expenses increased primarily due to increases in the number of employees to accommodate new acquisitions and leases, normal increases in employee salaries, and an expansion of program offerings. Since approximately 20% of the communities we operate are managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

6.5% from 5.7% for the six months ended June 30, 2004 and 2003, respectively, primarily as a result of the increased personnel costs described above.

Depreciation and Amortization: Depreciation and amortization for the six months ended June 30, 2004, was $13.6 million compared to $5.1 million for the comparable period in 2003. The increase was primarily the result of additional depreciation resulting from capital lease treatment of the Emeritrust II and four of the Horizon Bay community leases entered into the fourth quarter of 2003, five communities acquired through mortgage financing in December 2003, and the capital lease treatment of the CPM/JEA communities in April 2004. In 2004, depreciation and amortization represents 9.4% of total operating revenues, compared to 5.3% for the comparable period in 2003.

Facility Lease Expense: Facility lease expense for the six months ended June 30, 2004, was $19.1 million compared to $16.0 million for the comparable period of 2003, representing an increase of $3.1 million, or 19.1%. This increase was primarily due to the lease of eight communities we began leasing in May 2003 and five communities we began leasing in December 2004. We leased 76 communities as of June 30, 2004, compared to 63 leased communities as of June 30, 2003. The additional facility lease expense related to the acquired communities is approximately $13.9 million. Facility lease expense as a percentage of revenues was 13.1% for the six months ended June 30, 2004, and 16.6% for the six months ended June 30, 2003.
Interest Income: Interest income for the six months ended June 30, 2004, was $287,000 versus $328,000 for the comparable period of 2003. This decrease was primarily attributable to an interest-bearing note receivable that we held in 2003, which was paid off in the first quarter of 2004.

Interest Expense: Interest expense for the six months ended June 30, 2004, was $17.8 million compared to $8.2 million for the comparable period of 2003. This increase of $9.7 million, or 118.7%, was primarily attributable to the additional interest resulting from capital lease treatment of the Emeritrust II and four of the Horizon Bay communities acquired in the fourth quarter of 2003, additional interest from capital lease treatment of the CPM/JEA communities in April 2004, mortgage interest expense resulting from the acquisition of five communities in December 2003, and the finance accounting treatment of the sale-leaseback transaction in connection with the repurchase of the Series A Preferred Stock in the third quarter of 2003. As a percentage of total operating revenues, interest expense increased to 12.3% from 8.4% for the six months ended June 30, 2004 and 2003, respectively.

 Other, net: Other net income for the six months ended June 30, 2004, was approximately $364,000 compared to $1.4 million for the comparable period in 2003. The $364,000 income for the first two quarters of the current year is primarily the result of the amortization of deferred gains of approximately $1.3 million and late fees charged to residents of $157,000, partially offset by our portion of Alterra’s net loss for December 2003 and January 2004 (discussed above under “Alterra Transactions”) totaling $794,000, and other smaller miscellaneous items. The $1.4 million income the first two quarters of 2003 is primarily comprised of recognizing a gain on the sale of our investment in ARV Assisted Living common stock of approximately $1.4 million.

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

	Three Months ended June 30,
	(In thousands)
	2004	2003	Dollar	% Change
	As restated		Change	Fav / (Unfav)
Revenue	$46,349	$44,092	$2,257	5.1%
Community operating expenses	(28,993)	(28,505)	(488)	(1.7)
Community operating income	17,356	15,587	1,769	11.3
Depreciation & amortization	(2,322)	(2,312)	(10)	(0.4)
Facility lease expense	(7,867)	(7,710)	(157)	(2.0)
Operating income	7,167	5,565	1,602	28.8
Interest expense, net	(3,876)	(3,360)	(516)	(15.4)
Operating income after interest expense	$3,291	$2,205	$1,086	49.3%

These 84 communities represented $46.3 million or 58.9% of our total revenue of $78.7 million for the second quarter of 2004. Same community revenues increased by $2.3 million or 5.1% for the quarter ended June 30, 2004, from the comparable period in 2003, due in part to the effect of move-in fee revenue recognition. The remainder of the increase was due to the combination of an increase in average revenue per occupied unit and an increase in the occupancy rate. Average revenue per occupied unit increased by $97 per month or 3.5% for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Average occupancy increased by 1.8 percentage points to approximately 79.2% in the second quarter of 2004 from 77.4% in the second quarter of 2003.

Community operating expenses increased approximately $488,000 primarily due to costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher bad debts, food costs, and repairs and maintenance, partially offset by lower employee benefit costs and workers' compensation, primarily in Texas. Occupancy expenses, which consist of facility lease expense, depreciation and amortization, and interest expense, increased by approximately $683,000 as a result of the sale-leaseback of 3 communities and the re-lease of 4 communities in the third quarter of 2003. The net effect of this change was an increase in facility lease expense of $157,000, interest expense of $516,000, and depreciation and amortization expense of $10,000. The balance of the increase in occupancy expenses was due to lease inflators based primarily on community performance under certain of our leases. For the quarters ended June 30, 2004 and 2003, operating income after interest expense increased by approximately $1.1 million to $3.3 million in 2004 from $2.2 million in the year before.

Liquidity and Capital Resources

For the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $5.6 million and $2.4 million, respectively. The primary components of operating cash provided by operating activities were depreciation and amortization of $13.6 million, an adjustment for the equity investment loss of $794,000, and the net decrease in other operating assets and liabilities of $869,000, partially offset by the net loss of $8.6 million and amortization of deferred gain of $1.1 million. The primary components of operating cash provided by operating activities for the six months ended June 30, 2003, was the depreciation and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

amortization of $5.1 million, partially offset by net loss of $572,000, the adjustment for the gain on sale of ARV Assisted Living stock of $1.4 million and the net increase in other operating assets and liabilities of $601,000.

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

For the six months ended June 30, 2004, net cash used in financing activities was $198,000, primarily from proceeds from short-term borrowings of $3.0 million under a bank line of credit, proceeds from long-term borrowing of $2.6 million, and proceeds from the sale of common stock under the employee stock purchase and incentive plans of approximately $1.2 million, partially offset by an increase in restricted deposits of $972,000, and long-term debt repayments of $2.4 million and repayment of capital lease and financing obligations of $3.6 million. For the six months ended June 30, 2003, net cash used in financing activities was $1.5 million, primarily from long-term debt repayments of $1.4 million, repayments of capital lease and financing obligations of $537,000, and an increase of approximately $169,000 in debt issuance and other financing costs, partially offset by proceeds of long-term borrowing of $600,000.

We have incurred significant operating losses since our inception and have a working capital deficit of $49.3 million, although $11.8 million represents deferred revenue and unearned rental income, and $9.4 million of preferred cash dividends is only due if declared by our board of directors. At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at June 30, 2004 (in thousands):

	Principal Payments Due by Period as restated
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Bank line of credit	$3,000	$3,000	$-	$-	$-
Long-Term Debt, including current portion	$141,723	$5,380	73,908	61,829	606
Capital lease obligations, including current portion	365,460	10,093	25,451	33,412	296,504
Operating Leases	340,130	36,717	75,012	77,029	151,372
Convertible Debentures	32,000	-	32,000	-	-
	$882,313	$55,190	$206,371	$172,270	$448,482

The following table summarizes interest on our contractual obligations at June 30, 2004 (in thousands):

	Interest Due by Period (as restated)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$28,543	$7,482	$17,548	$3,285	$228
Capital lease and financing obligations	217,465	24,086	45,874	41,955	105,549
Convertible Debentures	4,000	2,000	2,000	-	-
	$250,008	$33,568	$65,422	$45,240	$105,777

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

[The rest of this page is intentionally left blank]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At June 30, 2004, our variable rate borrowings totaled approximately $64.1 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of June 30, 2004, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual facility lease expense and net loss would increase by approximately $279,000 for the Fretus lease. Our annual interest expense and net loss would increase approximately $637,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of June 30, 2004, and does not consider changes in the actual level of borrowings that may occur subsequent to June 30, 2004. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures as they existed as of June 30, 2004.

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

Based on this evaluation and subject to the information set forth in this Item 4, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were inadequate as of June 30, 2004. The evaluation has revealed no evidence of any fraud, intentional misconduct or concealment on the part of Company personnel.

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

(e) The following table provides information about purchases by the company during the quarter ended June 30, 2004, of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

Total
Number of
			Shares	Approximate
			Purchased	Dollar Value of
			as Part of	Shares that may
	Total		Publicly	yet be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	under the Plans
Period	Purchased	per Share	Programs	or Programs
04/01/04 - 04/30/04	-	$-	-	$-
05/01/04 - 05/31/04	-	-	-	-
06/01/04 - 06/30/04 (1)	4,476	6.2635	-	-
Total	4,476	$6.2635	-	$-

(1) Shares purchased by us on the open market for use in our employee stock purchase program.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on June 23, 2004.

(b)	All director nominees listed in the proxy statement were elected at the meeting.

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

(d) Not applicable.

[The rest of this page is intentionally left blank]

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits
Number		Description	Footnote
10.52	Emeritrust communities
	10.52.15	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus
		Management LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus
		Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective April 1, 2004.	(5)
	10.52.16	Fifth Amendment to Management Agreement by and among Emeritus Management LLC ("Emeritus
		Management"), Emeritus Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective
		June 1, 2004.	(7)
10.79	Loyalton of Folsom, California, The Lakes, Florida, Canterbury Woods, Massachusetts, Beckett Meadows,
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
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(7)
10.80	Credit Agreement
	10.80.1	Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.	(5)
	10.80.2	Exhibit A to Credit Agreement; Revolving Note.	(5)
	10.80.3	Exhibit B to Credit Agreement; Pledge Agreement.	(5)
	10.80.4	First Amendment to Credit Agreement between U.S. National Association and Emeritus Corporation
		dated July 20, 2004.	(7)
	10.80.5	Certificate As To Authorizing Resolutions And Incumbency Certificate dated July 20, 2004	(7)
	10.80.6	US Bank Line Of Credit Resolutions	(7)

Number		Description	Footnote
10.81	Grand Terrace, California
	10.81.1	Master Lease Agreement as of June 1, 2004 between Grand Terrace Assisted LP, a limited
		partnership organized under the laws of the State of Washington (“Landlord”) and Emeritus Corporation,
		a corporation organized under the laws of the State of Washington (“Tenant”)	(7)
10.82	Health Care Properties Investors, Inc.
	10.82.1	Contract Of Acquisition Between Emeritus Corporation and Health Care Property Investors, Inc., dated
		July 30, 2004.	(7)
	10.82.2	Fourth Amendment to Amended And Restated Master Lease (This “Amendment”) dated July 30 , 2004 (the
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
		(“Emeritus III”), Emeritus Properties V, Inc., a Washington Corporation (“Emeritus V”), Emeritus Properties
		XIV, LLC, a Washington Limited Liability Company (“Emeritus XIV"), ESC-Bozeman, LLC, a Washington
		Limited Liability Company (“ESC Bozeman”) and ESC-New Port Richey, LLC, A Washington Limited Liability
		Company (“ESC New Port Richey”) (collectively, As “Lessee”).	(7)
	10.82.3	Amendment of Loan Documents - Heritage Hills.	(7)
	10.82.4	Amended and Restated Secured Promissory Note - Heritage Hills.	(7)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated January 27, 2005	(1)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated January 27, 2005	(1)
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated January 27, 2005	(1)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated January 27, 2005	(1)
99.1	Press Releases
	99.1.1	Press Release dated April 23, 2004, announcing appointment of new directors.	(5)
	99.1.2	Press Release dated May 12, 2004, reports on first quarter 2004 results.	(4)
	99.1.3	Press Release dated August 2, 2004, announcing sale-leaseback of 11 communities	(7)
	99.1.4	Press Release dated August 12, 2004, reports on second quarter 2004 results.	(6)

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
(6) Filed as an exhibit to a Form 8-K filed on August 12, 2004, and incorporated herein by reference.
(7) Filed as an exhibit to a Form 10-Q filed on August 12, 2004, and incorporated herein by reference.

[The rest of this page is intentionally left blank]

(b) Reports on Form 8-K.

1.	A report on Form 8-K dated April 1, 2004, was filed on April 12, 2004, announcing the first part of a 24-community lease.

2.	A report on Form 8-K dated May 12, 2004, was filed on May 13, 2004, reporting on the first quarter 2004 results.

3.	A report on Form 8-K/A dated April 1, 2004, was filed on June 15, 2004, providing the audited financial statements for the 24-community lease and the required pro forma unaudited financial statements in conjunction therewith.

4.	A report on Form 8-K dated August 12, 2004, was filed on that date reporting on the second quarter 2004 results.

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

