Form 10-Q
period 2004-09-30
EMERITUS CORP\WA\
filed 2005-01-27
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2004

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
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of October 31, 2004, there were 10,790,879 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1. Financial Statements

The Financial Statements and notes thereto presented below reflect certain restatements to our previously reported results of operations and cash flows for three and nine months ended September 30, 2003. See the note to the condensed consolidated financial statements entitled "Restatement" for a discussion of this matter.

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	September 30,	December 31,
	2004	2003
Current Assets:
Cash and cash equivalents	$7,674	$6,368
Short-term investments	1,136	987
Trade accounts receivable, net	3,659	2,769
Other receivables	2,778	1,961
Prepaid expenses and other current assets	15,072	6,663
Property held for sale	7,891	-
Total current assets	38,210	18,748
Long-term investments	6,884	7,678
Property and equipment, net	605,093	326,595
Property held for development	1,254	1,254
Notes receivable from and investments in affiliates	3,449	2,409
Restricted deposits	8,695	7,306
Lease acquisition costs, net	26,192	20,223
Other assets, net	3,567	5,581
Total assets	$693,344	$389,794

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Short-term debt	$3,006	$-
Current portion of long-term debt	11,284	4,750
Current portion of capital lease and financing obligations	16,227	5,735
Trade accounts payable	6,169	6,774
Accrued employee compensation and benefits	8,312	5,885
Accrued interest	1,096	1,888
Accrued real estate taxes	6,388	2,702
Accrued dividends on preferred stock	9,953	8,228
Other accrued expenses	8,819	8,117
Deferred revenue	6,224	6,075
Other current liabilities	13,775	6,879
Total current liabilities	91,253	57,033
Long-term debt, less current portion	50,457	136,388
Capital lease and financing obligations, less current portion	586,048	215,324
Convertible debentures	32,000	32,000
Deferred gain on sale of communities	29,072	30,438
Deferred rent	4,418	4,032
Other long-term liabilities	1,670	1,506
Total liabilities	794,918	476,721
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding 35,884 and 34,830 shares at
September 30, 2004, and December 31, 2003, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
10,777,545 and 10,297,449 shares at September 30, 2004, and December 31, 2003, respectively	1	1
Additional paid-in capital	75,261	72,894
Accumulated deficit	(176,836)	(159,822)
Total shareholders' deficit	(101,574)	(86,927)
Total liabilities and shareholders' deficit	$693,344	$389,794

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Revenues:		As restated		As restated
Community revenue	$77,787	$45,804	$215,277	$132,266
Other service fees	1,572	1,114	4,545	3,112
Management fees	1,202	2,377	4,031	8,671
Total operating revenues	80,561	49,295	223,853	144,049

Expenses:
Community operations	51,190	30,421	141,076	87,510
General and administrative	6,550	6,151	19,328	17,366
Depreciation and amortization	8,170	2,433	21,661	7,376
Facility lease expense	9,711	8,855	28,775	24,860
Total operating expenses	75,621	47,860	210,840	137,112
Income from continuing operations	4,940	1,435	13,013	6,937

Other income (expense):
Interest income	155	171	442	498
Interest expense	(11,586)	(4,324)	(29,124)	(12,167)
Other, net	969	101	1,332	1,552
Net other expense	(10,462)	(4,052)	(27,350)	(10,117)

Loss from continuing operations before income taxes	(5,522)	(2,617)	(14,337)	(3,180)
Provision for income taxes	(915)	(576)	(915)	(576)
Loss from continuing operations	(6,437)	(3,193)	(15,252)	(3,756)
Income (loss) from discontinued operations	851	(954)	1,026	(963)
Net loss	(5,586)	(4,147)	(14,226)	(4,719)
Preferred stock dividends	(938)	(1,464)	(2,788)	(5,240)
Gain on repurchase of Series A preferred stock	-	14,465	-	14,465
Net income (loss) to common shareholders	$(6,524)	$8,854	$(17,014)	$4,506

Basic income (loss) per common share:
Continuing operations	$(0.69)	$0.95	$(1.71)	$0.53
Discontinued operations	0.08	(0.09)	0.10	(0.09)
	$(0.61)	$0.86	$(1.61)	$0.44

Diluted income (loss) per common share:
Continuing operations	$(0.69)	$0.63	$(1.71)	$0.48
Discontinued operations	0.08	(0.05)	0.10	(0.08)
	$(0.61)	$0.58	$(1.61)	$0.40

Weighted average common shares outstanding:
Basic	10,769	10,252	10,564	10,249

Diluted	10,769	18,687	10,564	11,311

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:		As restated
Net loss	$(14,226)	$(4,719)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	-	152
Depreciation and amortization	21,877	7,626
Amortization of deferred gain	(1,622)	(394)
Impairment of long-lived assets	-	950
Gain on sale of investment securities	-	(1,437)
Gain on sale of property, plant, and equipment	(952)	-
Write down of lease acquisition costs	-	25
Write down of loan fees and amortization	2,358	427
Equity investment losses	794	-
Changes in operating assets and liabilities	3,809	(893)
Net cash provided by operating activities	12,038	1,737

Cash flows from investing activities:
Acquisition of property and equipment	(2,676)	(2,013)
Purchase of minority partner interest	-	(2,500)
Acquisition of assets in lease transactions	(1,106)	-
Proceeds from sale of property and equipment	3,552	11,346
Construction expenditures-leased properties	(525)	-
Proceeds from sale of investment securities	-	2,949
Management and lease acquisition costs	(7,818)	(12,140)
Advances to affiliates and other managed communities	(669)	(190)
Collection of notes receivable	2,657	-
Investment in affiliates	(501)	(137)
Distributions to minority partners	-	(250)
Net cash used in investing activities	(7,086)	(2,935)

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase
and incentive plans, net	1,303	-
Increase in restricted deposits	(1,389)	(58)
Repayment of short-term borrowings	-	(1,993)
Debt issue and other financing costs	(1,280)	(283)
Repurchase of Series A preferred stock	-	(20,516)
Proceeds from short-term borrowing on bank line of credit	3,000	-
Proceeds from long-term borrowings and financings	26,407	28,763
Repayment of long-term borrowings	(25,440)	(59)
Repayment of capital lease and financing obligations	(6,247)	(825)
Net cash provided by (used in) financing activities	(3,646)	5,029
Net increase in cash and cash equivalents	1,306	3,831
Cash and cash equivalents at the beginning of the period	6,368	6,960
Cash and cash equivalents at the end of the period	$7,674	$10,791

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$29,916	$12,940

Noncash investing and financing activities:
Assets held for sale	$7,891	$-
Gain on repurchase of Series A preferred stock	$-	$14,465
Accrued and in-kind preferred stock dividends	$2,788	$5,240
Common stock warrants	$-	$2,549
Capital Lease and financing obligations	$387,463	$198,655
Assumption of debt on sale-leaseback	$(56,566)	$-

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

Restatement

During November 2004, the Company determined that the accounting treatment for a number of its leases was incorrect and that the necessary corrections would require restatement of its financial statements previously reported for periods prior to September 30, 2004. At September 30, 2004, the Company leased 155 communities. The accounting corrections are as follows:

(a)    In the past, substantially all of the Company's leases have been accounted for as operating leases. Leases for 43 communities entered into prior to the third quarter of 2004, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease. Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases. Accordingly, these leases have been accounted for as capital leases in the restated financial statements. Under capital lease accounting, the Company establishes on its balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases, and any other payment obligations, over the lease term and a corresponding long-term asset. Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease. Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases. The effect of these provisions results in an increase in depreciation and amortization of $713,000 and $2.1 million for the three and nine months ended September 30, 2003, respectively; a decrease in facility lease expense of $1.1 million and $3.2 million for the three and nine months ended September 30, 2003, respectively; and an increase in interest expense of $802,000 and $2.4 million for the three months and nine ended September 30, 2003, respectively.

(b)    In the past the Company's statements of operations have included the actual rent paid under operating leases as facility lease expense. However, leases for 17 of the Company communities entered into prior to the third quarter of 2004, that continue to be treated as operating leases in the restated financial statements contain rent escalation provisions, which require annual increases in rent based on the lesser of a fixed amount or various formulae related to the consumer price index. Under accounting principles generally accepted in the United States, to the extent there is a high level of certainty that the fixed increase under the lease will be met, the Company is required to account for the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective lease and less facility lease expense than actual rent paid in the later years of the lease. In addition, leases for four communities are being accounted for as capital leases because the inclusion of fixed annual increases in lease payments causes the leases to fail the quantitative test for operating leases. The effect of straight-lining the total rent resulted in a net increase in facility lease expense of $197,000 and $382,000 for the three and

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

nine months ended September 30, 2003, respectively; and an increase in other, net of $3,000 and $7,000 for the three and nine months ended September 30, 2003, respectively.

(c)    A September 2003 transaction that the Company had accounted for under sale-leaseback accounting should have been accounted for as a financing. The transaction consisted of a sale of four communities to a REIT, which assumed the existing debt related to the communities and in turn leased the communities to the Company for an initial term of 15 years with one 15-year option to renew. As a part of the transaction, the Company provided a letter of credit against the default of the underlying debt and continued to provide a security interest in community receivables and limited guarantees in favor of the debt holder. These transaction features constitute continuing involvement in the communities and preclude sale-leaseback accounting under accounting principles generally accepted in the United States. As a result, the Company is required to account for this transaction as a financing. Under finance accounting, the Company's balance sheet will continue to reflect the communities as assets and establish a financing obligation as a liability equal to the debt assumed by the REIT and cash received from the REIT, notwithstanding the legal sale of the communities. The Company’s statement of operations will include depreciation of the communities and interest on the financing obligation as expenses. Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements. The effect of these provisions results in a decrease in facility lease expense of $19,000 for both the three and nine months ended September 30, 2003, and an increase in interest expense of $324,000 for both the three and nine months ended September 30, 2003.

(d)    The Company is also correcting two other items that occurred in the restatement periods. The Company is restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. The Company is also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt starting from December 2002. These items were originally discovered and corrected in the Company’s Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in an increase in interest expense of $41,000 and $122,000 for the three and nine months ended September 30, 2003, respectively.

A summary of the significant effects of the restatement is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2003	2003	2003
Statements of Operations	As originally reported *	As restated	As originally reported *	As restated
Depreciation and amortization	$1,720	$2,433	$5,237	$7,376
Facility lease expense	$9,767	$8,855	$27,697	$24,860
Total operating expenses	$48,058	$47,860	$137,810	$137,112
Income from operations	$1,236	$1,435	$6,239	$6,937
Interest expense	$(3,157)	$(4,324)	$(9,346)	$(12,167)
Other, net	$98	$101	$1,545	$1,552
Net other expense	$(2,888)	$(4,052)	$(7,303)	$(10,117)
Loss from continuing operations before income taxes	$(1,652)	$(2,617)	$(1,064)	$(3,180)
Loss from continuing operations	$(2,228)	$(3,193)	$(1,640)	$(3,756)
Net loss	$(3,182)	$(4,147)	$(2,602)	$(4,719)
Net income (loss) to common shareholders	$9,819	$8,854	$6,623	$4,506

Income (loss) per common share:
Basic	$0.96	$0.86	$0.65	$0.44

Diluted	$0.63	$0.58	$0.59	$0.40

* As originally reported adjusted for discontinued operations

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

	Nine Months Ended September 30,
	2003	2003
Cash flows from operating activities:	As originally reported	As restated
Net loss	$(2,602)	$(4,719)
Depreciation and amortization	$5,486	$7,626
Amortization of deferred gain	$(387)	$(394)
Write down of loan fees and amortization	$-	$427
Changes in operating assets and liabilities	$(1,275)	$(893)
Net cash provided by (used in) operating activities	$912	$1,737

Cash flows from investing activities:
Proceeds from sale of property and equipment	$44,800	$11,346
Net cash provided by (used in) investing activities	$30,519	$(2,935)

Cash flows from financing activities:
Proceeds from long-term borrowings and financings	$19,600	$28,763
Repayment of long-term borrowings	$(24,350)	$(59)
Repayment of capital lease and financing obligations	$-	$(825)
Net cash provided by (used in) financing activities	$(27,600)	$5,029

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$10,120	$12,940

Noncash investing and financing activities:
Common stock warrants	$1,358	$2,549
Capital Lease and financing obligations	$-	$198,655

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

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

actuarial estimates of the aggregate liability for claims within the policy year. Captive expenses are also included in the accrual. Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination. The captive was capitalized and the premium structure established pursuant to regulatory requirements. Emeritus pays premiums based in part on a fixed schedule and in part as losses are actually paid. The captive is subject to regulatory agency oversight and is reviewed for compliance with applicable law. Results from these reviews may change the timing or amount of subsequent funding.

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

Recent Accounting Pronouncements and Proposed Statements

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46). This Interpretation was revised in December 2003 (FIN No. 46R) and addresses consolidation by business enterprises of VIE's. A VIE is subject to the consolidation provisions of FIN No. 46R if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE's created or altered after January 31, 2003, and is effective at the end of the first quarter of 2004 for variable interest entities that existed prior to February 1, 2003.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

The Company has evaluated the impact of FIN No. 46R on all its current related-party management agreements, including those more fully discussed under the section denoted as “Emeritrust Transactions”, as well as other management agreements and other arrangements with potential VIE's. The Company does not believe it has any VIE's that require consolidation.

In December 2004, the FASB issued FASB Statement No. 123 Revised (R) “Share-Based Payment”. This statement requires the Company to recognize in the income statement expense for compensation cost related to share based payments including stock options and employee stock purchase plans. FASB No. 123R would eliminate the Company’s ability to account for share-based awards to employees using APB Opinion 25, “Accounting for Stock Issued to Employees” and would require that the transactions use a fair value method as of the grant date. FASB 123R addresses the accounting for transactions in which the Company receives employee services in exchange for equity instruments or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. FASB 123R is effective for the Company after June 15, 2005. The Company is currently evaluating the impact of this statement on our financial statements.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of September 30, 2004, and for the three months and nine months ended September 30, 2004 and 2003. The results of operations for the period ended September 30, 2004, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2003 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2003 Form 10-K/A filed January 27, 2005. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K/A.

Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its stock option plans. The Company discloses pro forma and per share net income (loss) as if compensation cost had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma and pro forma per share net income (loss) would have been as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
		As restated		As restated
	(In thousands, except per share data )
Net income (loss) to common shareholders:
As reported	$(6,524)	$8,854	$(17,014)	$4,506
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(350)	(129)	(969)	(594)
Pro forma	$(6,874)	$8,725	$(17,983)	$3,912

Net income (loss) per common share:
As reported - Basic	$(0.61)	$0.86	$(1.61)	$0.44

Pro forma - Basic	$(0.64)	$0.85	$(1.70)	$0.38

As reported - Diluted	$(0.61)	$0.58	$(1.61)	$0.40

Pro forma - Diluted	$(0.64)	$0.57	$(1.70)	$0.35

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. No options were granted in the first three quarters of 2004. The fair value of options granted and employee purchase plan shares in the three months and nine months ended September 30, 2003, were estimated at the date of grant using the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

Expected life from vest date (in years)	4	4
Risk-free interest rate	1.96%	1.96% - 4.3%
Volatility	90.0%	89.3% - 91.1%
Dividend yield	-	-
Weighted average fair value (per share)	$2.33	$2.55

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

Impairment of Long-lived Assets

In August 2003, based on operating losses and clarification of certain zoning issues, the Company determined that an owned facility (“Scottsdale Royale”) was impaired. FASB Statement No. 144 Accounting for Impairment or disposal of Long-Lived Assets requires that an impairment charge be recorded on long-lived assets when the carrying amount of those assets exceeds its fair value. The Company recorded an impairment of $950,000 for this facility, which is reflected in the loss from discontinued operations for the three and nine months ended September 30, 2003.

Emeritrust Transactions

Since 1999, Emeritus managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company, (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management. During 2003, Emeritus managed the Emeritrust I communities, which included 25 of the 46 communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required the Company to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $2.3 million in the first three quarters of 2003. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Company and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005, with a one-year extension to March 31, 2006 available under certain circumstances, subject to termination by either party on short notice. Under the management agreement, the Company received management fees of $2.3 million for the first three quarters of 2003 and $1.8 million in the first three quarters of 2004.

In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Mr. Baty. This entity, in turn, leased the community to the Company. As of September 30, 2004, this community became part of the Emeritrust I Communities Lease (see below).

Emeritrust I Communities Lease. In connection with these communities and others, the following transaction took place that eliminated the majority of the Emeritrust I communities as managed communities, converting them to leased communities: As of September 30, 2004, 16 of the original 21 Emeritrust I Communities were acquired by a third party REIT and leased to the Company and their operating results will be included in the Company's consolidated financial statements for the fourth quarter of 2004 and for future periods.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

Baty/REIT Lease

On September 30, 2004, the Company completed the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty has financial interests, have been acquired by an independent REIT for an approximate $170.8 million investment and are being leased to the Company. The Company completed the lease on the first 18 communities on September 30, 2004, and anticipates the remaining two communities will close during the first quarter of 2005. Sixteen of the communities included in this lease were part of the group of 21 owned by AL Investors and have been referred to in past filings with the Securities and Exchange Commission as the “Emeritrust I communities.” The Company managed these communities under a master management agreement entered into in 1999, which has been amended from time to time since then. The Company will continue to manage the five remaining Emeritrust I communities under the amended master management agreement for a fee based on a fixed percentage of revenue. Of the other four communities included in the lease, two were previously managed by the Company and one was leased by the Company.

The 20 communities are, or will be, leased by the Company from the REIT pursuant to a new master lease with a 15-year term, with one 15-year renewal option. Due to certain subjective default provisions and default remedies, the leases are accounted for as capital leases. For the leases completed on September 30, 2004 this resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $156 million in the September 30, 2004 consolidated balance sheet. Approximately an additional $35.3 million in property and equipment and financing obligations will be recorded pursuant to the future closing of the two remaining facilities. The initial lease payment for the facilities that have closed is expected to be approximately $12.2 million per year, with fixed inflators to the extent the consumer price index in a given year is greater than zero. The initial lease payment is expected to increase by $2.5 million when the remaining two facilities close. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. The new master lease will be cross-defaulted and cross-collateralized with all of the Company’s other leases and loans relating to other communities owned by the REIT and contains certain financial and other covenants. The Company has the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing the obligations of the Company under the lease. Mr. Baty will receive 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow. The Company has the right to purchase Mr. Baty’s 50% interest in the cash flow of the 20 communities for 50% of the lesser of 6 times cash flow or the fair market value of that cash flow. For purposes of this transaction, cash flow is defined as actual cash flow after management fees of 5% of revenues payable to the Company and actual capital expenditures and certain other agreed adjustments.

All 20 communities provide assisted and/or memory loss related services to seniors. The facilities are located in California, Delaware, Florida, Kansas, Montana, Nevada, South Carolina, Ohio, Utah, Texas, Virginia, and Washington.

Emeritrust II Communities Management. Through September 30, 2003, Emeritus managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if the Company met certain cash flow standards. The management agreement for five of the communities also required the Company to fund cash operating losses of those communities. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $2.0 million in the first three quarters of 2003.

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

Accrued Dividends on Preferred Stock

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to the Series B preferred shareholders, which amounted to approximately $10.0 million at September 30, 2004, including all penalties for non-payment. Because the Company has not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in the Company's Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Series B preferred dividends are to be paid in cash and in additional shares of Series B preferred shares. As of September 30, 2004, an additional 5,884 Series B preferred shares had been issued as paid-in-kind dividends for all periods prior to the third quarter of 2004, of which 355 shares were issued in the third quarter of 2004. As of October 1, 2004, an additional 358 shares of Series B preferred stock were issued as paid-in-kind dividends for the third quarter of 2004.

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

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the first quarter, 2004 and nine months ending September 30, 2004, under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

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

CPM-JEA Transactions

On April 1, 2004, the Company completed the first stage of a lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities were acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to the Company. Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default these leases have been accounted for as capital leases in the second quarter of 2004, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $148.0 million. The Company has leased 18 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $141.9 million, inclusive of transaction fees. Nine of the communities, all of which the Company managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, the Company entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. The Company also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by the Company of its promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. In connection with the transaction, the Company received payment on a $2.7 million note receivable from a separate CPM entity.  The communities are leased under two master leases with the independent REIT, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with fixed inflators to the extent changes in the Consumer Price Index exceed approximately 1% a year. The original base rent is approximately $1.0 million per month. Of the balance of $48.8 million, $26.4 million is expected to close in the fourth quarter of 2004 and $14.8 million is currently expected to close during the first quarter of 2005, subject to customary closing conditions. The remaining amount of $7.6 million has been removed from consideration of closing.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

HCP Transaction

On July 30, 2004, the Company completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP), an independent third party, and leased back to the Company for a 15-year initial lease period with two 10-year renewal options. These properties will be included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. Certain features of the transaction including a guarantee of the lease payments by Mr. Baty and a potential put option under certain defaults constitute continuing involvement for accounting purposes and preclude sale-leaseback financing, requiring the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and establish a financing obligation equal to the purchase price of $83.5 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

Sale of Community and Land

On August 9, 2004, the Company sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and the Company will carry a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and will include principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. The Company recorded a gain related to this sale of $700,000 in the third quarter 2004 financial statements as it has no continuing involvement in the community . The community provided independent living services to seniors. The operations and related gain on the sale of this community are reflected as discontinued operations in the Company’s condensed consolidated statements of operations.

On August 12, 2004, the Company sold undeveloped land located in Grand Terrace, California for a cash purchase price of $517,880.  The Company previously carried the land on its books at a basis of $235,000. The Company recorded a gain, net of closing costs, of $265,000 in Other, net in the third quarter of 2004 condensed consolidated statements of operations.

Line of Credit

In March 2004, the Company secured a revolving line of credit with U.S. Bank in the amount of $3.0 million, pledging certain of the Company’s assets as collateral and bearing interest at 1% above U.S. Bank’s prime rate or LIBOR plus 3.5% for loans up to 3 months, at the Company’s option. The maturity date on the line of credit was originally June 30, 2004, but was subsequently extended to September 30, 2004. The balance outstanding at September 30, 2004, was $3.0 million and was fully paid on October 1, 2004.

Income (Loss) Per Share

The capital structure of Emeritus includes convertible debentures, non-redeemable convertible preferred stock, common stock warrants, and stock options. Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net loss per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares. Options and warrants are included under the “treasury stock method” to the extent they are dilutive. Certain shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures and preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Convertible Debentures	1,455	-	1,455	1,455
Options	1,617	31	1,617	31
Warrants - Senior Housing Partners I, L.P.	400	-	400	-
Warrants - Saratoga Partners	1,000	-	1,000	-
Series A Preferred (1)	-	-	-	1,145
Series B Preferred	4,970	-	4,970	4,714
	9,442	31	9,442	7,345

(1) Repurchased in July and August 2003.

The following table summarizes the computation of basic and diluted net income per common share. Amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
		As restated		As restated
Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$(6,524)	$8,854	$(17,014)	$4,506
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	10,769	10,252	10,564	10,249

Basic net income (loss) per share	$(0.61)	$0.86	$(1.61)	$0.44

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$(6,524)	$8,854	$(17,014)	$4,506
Assumed conversion of convertible debentures	-	500	-	-
Assumed conversion of Series A preferred stock	-	476	-	-
Assumed conversion of Series B preferred stock	-	988	-	-
	$(6,524)	$10,818	$(17,014)	$4,506
Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	10,769	10,252	10,564	10,249
Assumed exercise of options and warrants	-	1,517	-	1,062
Assumed conversion of convertible debentures	-	1,455	-	-
Assumed conversion of Series A preferred stock	-	687	-	-
Assumed conversion of Series B preferred stock	-	4,776	-	-
	10,769	18,687	10,564	11,311

Diluted net income (loss) per share	$(0.61)	$0.58	$(1.61)	$0.40

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss) to common shareholders for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively.

Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $53.0 million, although $12.4 million of this deficit represents deferred revenue and unearned rental income, and $10.0 million represents preferred dividends that are due only if declared by the Company's board of directors. At times in the past, the Company has been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 5 owned assisted living properties and 153 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At September 30, 2004, the Company complied with all such covenants, except for certain leases with two lessors. The Company has obtained waivers from the lessors and is considered to be in full compliance as of September 30, 2004.  Additionally, a lease with one additional lessor that did not require covenant compliance at September 30, 2004, became out of compliance at December 31, 2004.  The Company anticipates obtaining waivers related to these leases at year-end.

Management believes that the Company will be able to sustain positive operating cash flow on an annual basis and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures through at least September 30, 2005.

Discontinued Operations

On August 9, 2004, the Company sold an owned facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, the Company leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, the Company committed to sell another owned facility (“Hearthside of Issaquah”); which under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, qualifies as an asset held for sale. A current asset of $7.9 million was recorded on the Company's financial statements and the Company discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004. Both transactions qualify for discontinued operations treatment under FASB Statement No. 144 and the results of discontinued operations is reported as a separate line item in the condensed consolidated statement of operations.

EMERITUS CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued (unaudited)

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenue:
Hearthside of Issaquah	$913	$812	$2,639	$2,438
Scottsdale Royale	70	102	305	298
Total	$983	$915	$2,945	$2,736

Net income (loss):
Hearthside of Issaquah	$131	$45	$344	$112
Scottsdale Royale	721	(999)	682	(1,074)
Total	$851	$(954)	$1,026	$(963)

Subsequent Event

On October 1, 2004, the Company entered into a lease for one community located in Corona, California, and another located in Joliet, Illinois. The Corona community, which had been owned by Alterra Healthcare Corporation, and the Joliet community, which had been owned by an entity controlled by Mr. Baty, were purchased by an independent REIT and leased to the Company under a master leases mentioned above in the section entitled "CPM-JEA Transactions." The Joliet community was one of the pending facilities discussed in the CPM-JEA transaction above, but the Corona community is a lease that was not contemplated at the time of the original transaction.

On October 22, 2004 the Company entered into a lease for one community located in Cape May, New Jersey. The Cape May community, which had been owned by an entity controlled by Mr. Baty was purchased by an independent REIT and this previously managed community is now being leased to the Company under a master leases mentioned above in the section entitled "CPM-JEA Transactions."

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

Overview

Emeritus is a Washington corporation organized by Mr. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

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

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and adjust rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting both our increasing confidence in the assisted living industry and the availability of capital. In 2004, managed communities further declined to 19 and owned and leased communities increased to 162.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In 2004, we expect to continue reviewing acquisition or lease opportunities and seeking to take ownership or lease positions in communities that we manage. To this end, on April 1, 2004, we executed the first stage of the previously announced lease of up to 13 communities that we formerly managed, a second lease of nine memory loss facilities, and two other communities. In June 2004, we closed on one additional community as part of this lease. On September 30, 2004, we completed the first phase of a lease, acquiring 18 communities in the process. On October 1, 2004, we completed the lease of two additional communities.

The following table sets forth a summary of our property interests:

	As of September 30,		As of December 31,		As of September 30,
	2004		2003		2003
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1) (2)	7	552	19	1,813	14	1,458
Leased (1) (2)	155	12,344	109	8,303	100	7,640
Managed/Admin Services (3) (4)	18	1,850	46	4,589	54	5,206
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	181	14,886	175	14,845	169	14,444

Percentage increase (decrease) (5)	3.4%	0.3%	(2.8%)	(5.8%)	(6.1%)	(8.4%)
--------
(1) Included in our consolidated portfolio of communities.
(2) Of the leased communities at the September 30, 2004, 75 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 65 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 15 leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(3) Buildings managed decreased in 2003 due to termination of 13 Regent management contracts, the 21 Emeritrust II communities, which were leased as of September 30, 2003, and the 8 Horizon Bay communities, which were leased as of December 31, 2003.
(4) One managed building has been shut down and was sold March 12, 2004.
(5) The percentage increase (decrease) indicates the change from the prior year, or, in the case of September 30, 2004 and 2003, from the end of the prior year.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In our consolidated portfolio, our average monthly revenue per unit for the nine months ended September 30, 2004, increased to $2,856 from $2,765 for the same period in 2003. This change represents an increase of $91 or 3.3%, for the nine months ended September 30, 2004, compared to the same period of 2003. This increase is partially due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets. In addition, increased competition in certain locations has prevented us from raising rates to the extent we otherwise would have been able to. Lastly, in order to achieve significant occupancy growth during 2004 temporary rate discounting and / or move-in fee waivers were utilized, partially offsetting revenue per unit growth

In our consolidated portfolio, our average occupancy rate increased to 81.0% for the nine months ended September 30, 2004, from 77.1% for the nine months ended September 30, 2003. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of available units as well as our own actions and policies. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of September 30, 2004, we had an accumulated deficit of approximately $176.4 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, and occupancy rates remaining lower for longer periods than we anticipated.

Significant Transactions

In 2003 and continuing in 2004, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Since 1999 we managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to us, (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management. During 2003, we managed the Emeritrust I communities, which included 25 of the 46 Emeritrust communities, under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required us to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $2.3 million in the first three quarters of 2003. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Company and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities that we managed to 22. Subsequently, effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005, with a one-year extension to March 31, 2006 available under certain circumstances, subject to termination by either party on short notice. Under the management agreement, we received management fees of $2.3 million for the first three quarters of 2003 and $1.8 million for the first three quarters of 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Mr. Baty. This entity, in turn, leased the community to us. As of September 30, 2004, this community became part of the Baty/REIT Lease (see below).

Emeritrust I Communities Lease. In connection with these communities and others, the following transaction took place that eliminated the majority of the Emeritrust I communities as managed communities, converting them to leased communities. As of September 30, 2004, 16 of the original 21 Emeritrust I Communities were acquired through a third party REIT and leased to us and their operating results will be included in our consolidated financial statements for the fourth quarter of 2004 and for future periods.

Baty/REIT Lease

On September 30, 2004, we completed the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty has financial interests, were acquired by an independent REIT for an approximate $170.8 million investment and are being leased to us. We completed the lease on the first 18 communities on September 30, 2004, and anticipate the remaining two communities will close during the first quarter 2005. Sixteen of the communities included in this lease were part of the group of 21 owned by AL Investors and have been referred to in past filings with the Securities and Exchange Commission as the “Emeritrust I communities.” We managed these communities under a master management agreement entered into in 1999, which has been amended from time to time since then. We will continue to manage the five remaining Emeritrust I communities under the amended master management agreement for a fee based on a fixed percentage of revenue. Of the other four communities included in the lease, we previously managed two and leased one.

The 20 communities are, or will be, leased by us from the REIT pursuant to a new master lease with a 15-year term, with one 15-year renewal option. Due to certain subjective default provisions and default remedies, the leases are accounted for as capital leases. For the leases completed on September 30, 2004 this resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $156 million in the September 30, 2004 consolidated balance sheet. Approximately an additional $35.3 million in property and equipment and financing obligations will be recorded pursuant to the future closing of the two remaining facilities. The initial lease payment for the facilities that have closed is expected to be approximately $12.2 million per year, with fixed inflators to the extent the consumer price index in a given year is greater than zero. The initial lease payment is expected to increase by $2.5 million when the remaining two facilities close. We are responsible for all operating costs, including repairs, property taxes, and insurance. The new master lease will be cross-defaulted and cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT and contains certain financial and other covenants. We have the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing our obligations under the lease. Mr. Baty will receive 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow. We have the right to purchase Mr. Baty’s 50% interest in the cash flow of the 20 communities for 50% of the lesser of 6 times cash flow or the fair market value of that cash flow. For purposes of this transaction, cash flow is defined as actual cash flow after management fees of 5% of revenues payable to us, actual capital expenditures, and certain other agreed adjustments.

All 20 communities provide assisted and/or memory loss related services to seniors. The facilities are located in California, Delaware, Florida, Kansas, Montana, Nevada, South Carolina, Ohio, Utah, Texas, Virginia, and Washington.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust II Communities Management. Through September 30, 2003, we managed the Emeritrust II communities, which included 21 of the 46 Emeritrust communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if we met certain cash flow standards. The management agreement for five of the communities also required us to fund cash operating losses of those communities. Under this arrangement, we received management fees (net of our funding obligations) of approximately $2.0 million in the first three quarters of 2003.

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to us. A master lease covers the Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the trust decides to sell. The lease is a triple-net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators. The REIT also provided $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT As part of the transaction, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. We included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs that we will amortize over the life of the lease.

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

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we were required to use the equity method of accounting for our LLC membership interest and record a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000 are included in the first quarter, 2004 and nine months ending September 30, 2004, under the caption “Other, net,” which represents our portion of Alterra's net loss for December 2003 and January 2004.

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

CPM-JEA Transactions

On April 1, 2004, we completed the first stage of our previously announced lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities were acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to us. Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default these leases have been accounted for as capital leases in the second quarter of 2004, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $148.0 million. We have leased 18 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $141.9 million, inclusive of transaction fees.  Nine of the communities, all of which we managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, we entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. We also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by us of our promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007.  In connection with the transaction, we received payment on a $2.7 million note receivable from a separate CPM entity.  The communities are leased under two master leases with the independent REIT, each with a 15-year term, with three 5-year renewal options. The lease rate is 9% with fixed inflators to the extent changes in the Consumer Price Index exceed approximately 1% a year. The original base rent is approximately $1.1 million per month.  Of the balance of $48.8 million, $26.4 million is expected to close in the fourth quarter of 2004 and $14.8 million is currently expected to close during the first quarter of 2005, subject to customary closing conditions. The remaining amount of $7.6 million has been removed from consideration of closing.

HCP Transaction

On July 30, 2004, we completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP), an independent third party, and leased back to us for a 15-year initial lease period with two 10-year renewal options. These properties will be included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. Certain features of the transaction including a guarantee of the lease payments by Mr. Baty and a potential put option under certain defaults constitute continuing involvement for accounting purposes and preclude sale-leaseback financing, requiring the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

and establish a financing obligation equal to the purchase price of $83.5 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

Sale of Community and Land

On August 9, 2004, we sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and we will carry a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and will include principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. We recorded a gain related to this sale of $700,000 in the third quarter 2004 financial statements as it has no continuing involvement in the community . The community provided independent living services to seniors. The operations and related gain on the sale of our community are reflected as discontinued operations in our condensed consolidated statements of operations.

On August 12, 2004, we sold undeveloped land located in Grand Terrace, California for a cash purchase price of $517,880.  We previously carried the land on our books at a basis of $235,000. We recorded a gain, net of closing costs, of $265,000 in Other, net in the third quarter of 2004 condensed consolidated statements of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table shows the changes in buildings from December 31, 2002, through September 30, 2004, including those transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total

December 31, 2002		18	67	[1]	85	95	180
		-	-		-	-	-
March 31, 2003		18	67		85	95	180
Sterling Park - disposition	Apr-03	-	-		-	(1)	(1)
Laurel Place - disposition	Apr-03	-	-		-	(1)	(1)
Northshore House - disposition	Apr-03	-	-		-	(1)	(1)
Lease of Eight Communities in May	May-03	-	8		8	-	8
June 30, 2003		18	75		93	92	185
Loss of Regent Management Contract	Jul-03	-	-		-	(11)	(11)
Carriage Hill - disposition	Jul-03	-	-		-	(1)	(1)
Park Place - disposition ALI	Aug-03	-	-		-	(1)	(1)
Sale-leaseback in connection with
repurchase of the Series A Preferred Stock	Aug-03	(4)	4	[2]	-	-	-
Emeritrust II Communities Lease	Sep-03	-	21	[3]	21	(21)	-
Loyalton Court of Scottsdale - disposition	Sep-03	-	-		-	(1)	(1)
Bestland Retirement (Camlu) - disposition	Sep-03	-	-		-	(1)	(1)
Charlton Place - disposition	Sep-03	-	-		-	(1)	(1)
September 30, 2003		14	100		114	55	169
Emeritus Oaks at Silverdale	Nov-03	-	1		1	-	1
Lease of Eight Communities from Baty	Dec-03	-	8	[4]	8	(8)	-
Five Community Mortgage Assumption	Dec-03	5	-		5	-	5
December 31, 2003		19	109		128	47	175
Madison Glen - disposition	Mar-04	-	-		-	(1)	(1)
March 31, 2004		19	109		128	46	174
CPM-JEA transactions	Apr-04	-	16	[3]	16	(8)	8
Autumn Ridge	Jun-04	-	1	[3]	1	(1)	-
The Terrace	Jun-04	-	1	[3]	1	(1)	-
June 30, 2004		19	127		146	36	182
HCP Transaction - sale-leaseback	Jul-04	(11)	11	[2]	-	-	-
Scottsdale Royale - sold	Aug-04	(1)	-		(1)	-	(1)
Baty/REIT Lease	Sep-04	-	17	[3]	17	(17)	-
September 30, 2004		7	155		162	19	181

[1] Four of these leases are capital leases
[2] These leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us. See note entitled "Restatement" to our condensed consolidated financial statements for additional discussion.
[3] These leases are accounted for as capital leases in our condensed consolidated statements as capital leases.
[4] Five of these eight communities are reflected in our condensed consolidated financial statements as capital leases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Restatement

During November 2004, we determined that the accounting treatment for a number of our leases was incorrect and that the necessary corrections would require restatement of our financial statements previously reported for periods prior to September 30, 2004. At September 30, 2004, we leased 155 communities. The accounting corrections are as follows:

(a)    In the past, substantially all of our leases have been accounted for as operating leases. Leases for 43 communities entered into prior to the third quarter of 2004, however, contain provisions that permit the landlord to claim a default of the lease based on a subjective standard (such as a material adverse change) and that, upon any default, provide for immediate payment of all rents for the full term in the lease. Under accounting principles generally accepted in the United States, this combination of provisions causes the leases to fail the quantitative test for treatment as operating leases. Accordingly, these leases have been accounted for as capital leases in the restated financial statements. Under capital lease accounting, we establish on our balance sheet a liability based on the present value of rent payments, not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases, and any other payment obligations, over the lease term and a corresponding long-term asset. Based on these assets and liabilities, the statement of operations includes charges for depreciation and interest in lieu of the rent payable under the lease. Typically, capital lease treatments results in greater property-related expense than actual lease payments paid in the early years of the leases and less property-related expense than actual rent paid in the later years of the leases. The effect of these provisions results in an increase in depreciation and amortization of $713,000 and $2.1 million for the three and nine months ended September 30, 2003, respectively; a decrease in facility lease expense of $1.1 million and $3.2 million for the three and nine months ended September 30, 2003, respectively; and an increase in interest expense of $802,000 and $2.4 million for the three months and nine ended September 30, 2003, respectively.

(b)    In the past, our statements of operations have included the actual rent paid under operating leases as facility lease expense. However, leases for 17 of our communities entered into prior to the third quarter of 2004 that continue to be treated as operating leases in the restated financial statements contain rent escalation provisions, which require annual increases in rent based on the lesser of a fixed amount or various formulae related to the consumer price index. Under accounting principles generally accepted in the United States, to the extent there is a high level of certainty that the fixed increase under the lease will be met, we are required to account for the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective lease and less facility lease expense than actual rent paid in the later years of the lease. In addition, leases for four communities are being accounted for as capital leases because the inclusion of fixed annual increases in lease payments causes the leases to fail the quantitative test for operating leases. The effect of straight-lining the total rent resulted in a net increase in facility lease expense of $197,000 and $382,000 for the three and nine months ended September 30, 2003, respectively; and an increase in other, net of $3,000 and $7,000 for the three and nine months ended September 30, 2003, respectively.

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

REIT and cash received from the REIT, notwithstanding the legal sale of the communities. Our statement of operations will include depreciation of the communities and interest on the financing obligation as expenses. Operating lease expense and amortization of deferred gains related to the sale of the communities has been eliminated in the restated financial statements. The effect of these provisions results in a decrease in facility lease expense of $19,000 for both the three and nine months ended September 30, 2003; and an increase in interest expense of $324,000 for both the three and nine months ended September 30, 2003.

(d)    We are also correcting two other items that occurred in the restatement periods. We are restating the value of warrants issued as additional lease acquisition costs in connection with the lease of 21 communities effective September 30, 2003, from $1.3 million to $2.5 million. The original valuation under the Black-Scholes option value model had an error in its computation. We are also restating the accounting for $650,000 of termination fees associated with certain debt, which is required to be accrued over the term of the debt starting from December 2002. These items were originally discovered and corrected in our Form 10-Q as of and for the six months ended June 30, 2004. The effect of these provisions results in an increase in interest expense of $41,000 and $122,000 for the three and nine months ended September 30, 2003, respectively.

A summary of the significant effects of the restatement is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2003	2003	2003
Statements of Operations	As originally reported *	As restated	As originally reported *	As restated
Depreciation and amortization	$1,720	$2,433	$5,237	$7,376
Facility lease expense	$9,767	$8,855	$27,697	$24,860
Total operating expenses	$48,058	$47,860	$137,810	$137,112
Income from operations	$1,236	$1,435	$6,239	$6,937
Interest expense	$(3,157)	$(4,324)	$(9,346)	$(12,167)
Other, net	$98	$101	$1,545	$1,552
Net other expense	$(2,888)	$(4,052)	$(7,303)	$(10,117)
Loss from continuing operations before income taxes	$(1,652)	$(2,617)	$(1,064)	$(3,180)
Loss from continuing operations	$(2,228)	$(3,193)	$(1,640)	$(3,756)
Net loss	$(3,182)	$(4,147)	$(2,602)	$(4,719)
Net income (loss) to common shareholders	$9,819	$8,854	$6,623	$4,506

Income (loss) per common share:
Basic	$0.96	$0.86	$0.65	$0.44

Diluted	$0.63	$0.58	$0.59	$0.40

* As originally reported adjusted for discontinued operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

	Nine Months Ended September 30,
	2003	2003
Cash flows from operating activities:	As originally reported	As restated
Net loss	$(2,602)	$(4,719)
Depreciation and amortization	$5,486	$7,626
Amortization of deferred gain	$(387)	$(394)
Write down of loan fees and amortization	$-	$427
Changes in operating assets and liabilities	$(1,275)	$(893)
Net cash provided by (used in) operating activities	$912	$1,737

Cash flows from investing activities:
Proceeds from sale of property and equipment	$44,800	$11,346
Net cash provided by (used in) investing activities	$30,519	$(2,935)

Cash flows from financing activities:
Proceeds from long-term borrowings and financings	$19,600	$28,763
Repayment of long-term borrowings	$(24,350)	$(59)
Repayment of capital lease and financing obligations	$-	$(825)
Net cash provided by (used in) financing activities	$(27,600)	$5,029

Supplemental disclosure of cash flow information - cash paid during the period
for interest	$10,120	$12,940

Noncash investing and financing activities:
Common stock warrants	$1,358	$2,549
Capital Lease and financing obligations	$-	$198,655

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Discontinued Operations

On August 9, 2004, we sold an owned facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, we leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, we committed to sell another owned facility (“Hearthside of Issaquah”); which under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, qualifies as an asset held for sale. A current asset of $7.9 million was recorded on our financial statements and we discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004. Both transactions qualify for discontinued operations treatment under FASB Statement No. 144 and the results of discontinued operations is reported as a separate line item in the condensed consolidated statement of operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenue:
Hearthside of Issaquah	$913	$812	$2,639	$2,438
Scottsdale Royale	70	102	305	298
Total	$983	$915	$2,945	$2,736

Net income (loss):
Hearthside of Issaquah	$131	$45	$344	$112
Scottsdale Royale	721	(999)	682	(1,074)
Total	$851	$(954)	$1,026	$(963)

Subsequent Event

On October 1, 2004, we entered into a lease for one community located in Corona, California, and another located in Joliet, Illinois. The Corona community, which had been owned by Alterra Healthcare Corporation, and the Joliet community, which had been owned by an entity controlled by Mr. Baty, were purchased by an independent REIT and leased to us under a master lease mentioned above in the section entitled "CPM-JEA Transactions." The Joliet community was one of the facilities discussed in the CPM-JEA transaction above, but the Corona community is a lease that was not anticipated at the time of the original transaction.

On October 22, 2004 we entered into a lease for one community located in Cape May, New Jersey. The Cape May community, which had been owned by an entity controlled by Mr. Baty was purchased by an independent REIT and this previously managed community is now being leased to us under master leases mentioned above in the section entitled "CPM-JEA Transactions."

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

					Period to Period
					Percentage
					Increase
	Percentage of Revenues				(Decrease)
					Three Months	Nine Months
	Three Months ended		Nine Months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004-2003	2004-2003
		As restated		As restated		As restated
Revenues:	100.0%	100.0%	100.0%	100.0%	63.4%	55.4%
Expenses:
Community operations	63.5	61.7	63.0	60.7	68.3	61.2
General and administrative	8.1	12.5	8.6	12.1	6.5	11.3
Depreciation and amortization	10.1	4.9	9.7	5.1	235.8	193.7
Facility lease expense	12.1	18.0	12.9	17.3	9.7	15.7
Total operating expenses	93.9	97.1	94.2	95.2	58.0	53.8
Income from continuing operations	6.1	2.9	5.8	4.8	244.3	87.6
Other income (expense)
Interest income	0.2	0.4	0.2	0.3	(9.4)	(11.2)
Interest expense	(14.3)	(8.8)	(13.0)	(8.4)	167.9	139.4
Other, net	1.2	0.2	0.6	1.1	859.4	(14.2)
Net other expense	(13.0)	(8.2)	(12.2)	(7.0)	158.2	170.3
Loss from continuing operations before income taxes	(6.9)	(5.3)	(6.4)	(2.2)	111.0	350.8
Provision for income taxes	(1.1)	(1.2)	(0.4)	(0.4)	58.9	58.9
Loss from continuing operations	(8.0)	(6.5)	(6.8)	(2.6)	101.6	306.1
Income (loss) from discontinued operations	1.1	(1.9)	0.4	(0.7)	N/A	N/A
Net loss	(6.9%)	(8.4%)	(6.4%)	(3.3%)	34.7%	201.5%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended September 30, 2004 and 2003

Total Operating Revenues: Total operating revenues for the three months ended September 30, 2004, increased by $31.3 million to $80.6 million from $49.3 million for the comparable period in 2003, or 63.4%.

Community revenue and other service fees increased by approximately $32.4 million in the three months ended September 30, 2004, compared to the three months ended September 30, 2003. This increase was primarily due to additional revenue related to the net acquisitions or leases of 52 communities from September 30, 2003, to September 30, 2004, of which 35 occurred prior to December 31, 2003. On September 30, 2004, we leased an additional 17 communities, but these communities had no effect on revenue for the quarter. Of the 52 communities, we had formerly managed 39. These communities represent revenue of approximately $29.3 million in the third quarter of 2004. The remaining increase of $3.1 million, or 9.6% was primarily due to an increase in occupancy and average revenue per unit. The average occupancy rate for the three months ended September 30, 2004, increased 6.1 percentage points to 83.4% from 77.3% . The occupancy rate grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels. Average community monthly revenue per unit was $2,883 for the third quarter of 2004 compared to $2,781 for the comparable quarter of 2003, an increase of approximately $102 per occupied unit, or 3.7%. This increase in revenue per unit was primarily attributable to an increase in recognition of deferred move-in fees. Non move-in fee related revenue per unit was essentially flat with the prior year quarter due to a higher mix of occupancy increases in lower rate states and the offering of incentives in certain competitive markets to induce improved occupancy levels.

Management fee income decreased by approximately $1.2 million to $1.2 million from $2.4 million for the three months ended September 30, 2004 and 2003, respectively. This decrease was primarily due to the change from managing communities to leasing communities. Management fees related to these communities were approximately $1.2 million for the three months ended September 30, 2003.

Community Operations: Community operating expenses for the three months ended September 30, 2004, increased by $20.8 million to $51.2 million from $30.4 million in the third quarter of 2003, or 68.3%. The change was primarily due to the acquisition or lease of 52 communities referred to above. These communities, which account for approximately $18.9 million of expense, had no impact on community operating expenses in the third quarter of 2003, but did so in the third quarter of 2004. The remaining increase of $1.9 million, or 6.2%, was primarily attributable to increases in costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher food costs, utilities, and repairs and maintenance. Community operating expenses as a percentage of total operating revenue increased to 63.5% in the third quarter of 2004 from 61.7% in the third quarter of 2003, primarily attributable to higher expense levels of new acquisitions and leases and startup costs associated with opening memory loss units and the other expense increases mentioned above.

General and Administrative: General and administrative (G&A) expenses for the three months ended September 30, 2004, increased $399,000 to $6.6 million from $6.2 million for the comparable period in 2003, or 6.5%. As a percentage of total operating revenues, G&A expenses decreased to 8.1% for the three months ended September 30, 2004, compared to 12.5% for the three months ended September 30, 2003, primarily as a result of increased revenue arising from the acquisition or lease of 69 communities referred to above. G&A expenses increased primarily due to normal increases in employee salaries and benefits (including a salary for Mr. Baty, who had received no salary prior to 2004 ), and an expansion of program offerings. Since approximately 10.5% of the communities we operate are managed rather than owned or leased at September 30, 2004, as compared to 32.4% at September 30, 2003, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities decreased to 6.3% from 6.6% for the three months ended September 30, 2004 and 2003, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization: Depreciation and amortization for the three months ended September 30, 2004, was $8.2 million compared to $2.4 million for the comparable period in 2003. The increase is primarily the result of depreciation resulting from capital lease treatment associated with the leasing of 43 additional communities since September 30, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003 and the CPM/JEA transactions at April 1, 2004), and depreciation associated with five communities acquired from Alterra through mortgage financing in December 2003. In 2004, depreciation and amortization represented 10.1% of total operating revenues, compared to 4.9% for the same period in 2003.

Facility Lease Expense: Facility lease expense for the three months ended September 30, 2004, was $9.7 million compared to $8.9 million for the comparable period of 2003, representing an increase of $856,000, or 9.7%. This increase reflects rental expense from five communities we began leasing in December 2003 and one community we began leasing in June 2004, totaling $605,000, combined with performance-based lease inflators of existing leases. We leased 75 communities under operating leases as of September 30, 2004, compared to 71 leased communities under operating leases as of September 30, 2003. Facility lease expense as a percentage of revenues was 12.1% for the three months ended September 30, 2004, and 18.0% for the three months ended September 30, 2003, reflecting the lower proportion of communities under operating leases.
Interest Income: Interest income for the three months ended September 30, 2004, was $155,000 versus $171,000 for the same period of 2003. This decrease was primarily attributable to an interest-bearing note receivable that was paid off prior to the third quarter of 2004.

Interest Expense: Interest expense for the three months ended September 30, 2004, was $11.6 million compared to $4.3 million for the comparable period of 2003 an increase of $7.3 million, or 167.9%. Of this amount, $1.7 million resulted from the write-off of loan fees associated with the sale/leaseback transaction involving 11 communities completed in June 2004. The balance of the increase of $5.6 million was primarily attributable to interest resulting from capital lease treatment of the Emeritrust II and four of the Horizon Bay communities acquired in the fourth quarter of 2003, additional interest from capital lease treatment associated with the leasing of 43 additional communities since September 30, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003 and the CPM/JEA transactions at April 1, 2004), and interest associated with five communities acquired from Alterra through mortgage financing in December 2003. As a percentage of total operating revenues, interest expense increased to 14.3% from 8.8% for the three months ended September 30, 2004 and 2003, respectively.

 Other, net: Other, net income for the three months ended September 30, 2004, was approximately $969,000 compared to $101,000 for the comparable period in 2003. The $969,000 income for the current year quarter is primarily the result of the amortization of deferred gains of approximately$550,000, gain on sale of undeveloped land located in Grand Terrace California of $265,000, miscellaneous income of $113,000, and other smaller items. The $101,000 income in the third quarter of 2003 is primarily the result of the amortization of deferred gains of approximately $230,000, partially offset by other smaller items.

Income taxes: The provision for income taxes for the three months ended September 30, 2004, was principally due to the HCP sale-leaseback of properties occurring in July 2004 that generated approximately $34.0 million of taxable gain. This gain created Federal alternative minimum tax and state income and franchise tax liabilities of approximately $915,000. The 2003 provision for income taxes relates to sale-leaseback of properties that occurred in the third quarter of 2003.

Income (Loss) from Discontinued Operations: Income from discontinued operations for the three months ended September 30, 2004, was approximately $851,000 compared to a loss of $954,000 for the comparable period in 2003.  Discontinued operations for the three months ended September 30, 2004, included a gain on sale of one facility of approximately $687,000 and for the three months ended September 20, 2003, included a loss on impairment of an asset of $950,000.

Net Income (Loss) and Property-Related Expense: In comparing the net losses for these quarters it is important to consider our property-related expenses, which includes depreciation and amortization, facility lease expense and interest expense that is directly related to our communities, and which includes capital lease accounting treatment, finance accounting treatment or straight-line accounting treatment of rent escalators for many of our leases. As discussed above under "Restatement", these accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The net loss reflected in our consolidated statement of operations for the third quarter of 2004 was $5.6 million. Our property-related expense for this quarter was $29.5 million, of which $23.9 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period were $19.4 million. Correspondingly, the net loss of $4.1 million for the third quarter of 2003 reflected property-related expense of $15.6 million, of which $10.6 million was associated with our leases. Our actual capital and operating lease payments for this period were $9.8 million. The increase in total property-related expense is due primarily to the acquisition and lease of 52 additional communities after September 30, 2003. The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $821,000 for the third quarter of 2003 compared to $4.5 million for the third quarter of 2004, an increase of $3.7 million. This increase is primarily attributable to capital lease accounting treatment of leases for 43 of the 52 communities referred to above.

It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Preferred dividends: For the three months ended September 30, 2004 and 2003, preferred dividends totaled approximately $938,000 and $1.5 million, respectively. The primary reason for the $526,000 decrease is the repurchase of the Series A preferred shares in July and August 2003, which resulted in a gain of $14.5 million in the three months ended September 30, 2003. Because we have not paid the Series B preferred dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the nine months ended September 30, 2004 and 2003

Total Operating Revenues: Total operating revenues for the nine months ended September 30, 2004, increased by $79.8 million to $223.9 million from $144.0 million for the comparable period in 2003, or 55.4%.

Community revenue and other service fees increased by $84.4 million in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. This increase was primarily due to additional revenue related to the acquisition or lease of 52 communities from September 30, 2003, to September 30, 2004, of which 35 occurred prior to December 31, 2003. On September 30, 2004, we leased an additional 17 communities, but these communities had no effect on revenue for the nine months ended September 30, 2004. Of the 52 communities, we had formerly managed 39. These leased communities represent revenue of approximately $74.3 million for the first three quarters of 2004. The remaining increase of $10.1 million, or 7.5%, was primarily due to an increase in occupancy and average revenue per unit. The average occupancy rate for the first three quarters of 2004, increased 3.9 percentage points to 81.0% from 77.1%. The occupancy rate grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels. Average community monthly revenue per unit was $2,856 for the first three quarters of 2004 compared to $2,765 for the first three quarters of 2003, an increase of approximately $91 per occupied unit, or 3.3%. This increase in revenue per unit was primarily attributable to an increase in recognition of deferred move-in fees. Non move-in fee related revenue per unit was essentially flat with the prior year quarters due to a higher mix of occupancy increases in lower rate states and the offering of incentives in certain competitive markets to induce improved occupancy levels.

Management fee income decreased by approximately $4.7 million to $4.0 million from $8.7 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease was primarily due to the change from managing communities to leasing communities. Management fees related to the previously managed buildings for the nine months ended September 30, 2004 and 2003, were approximately $525,000 and $3.6 million, respectively. The remaining decrease in management fee income for the first three quarters of 2004, was related to the termination of Regent management agreements effective July 1, 2003 and the change in the Emeritrust I communities (change in the management agreement and a decrease of three buildings compared to September 30, 2003, as discussed above in “Emeritrust I Communities Management”).

Community Operations: Community operating expenses for the nine months ended September 30, 2004, increased by $53.6 million to $141.1 million from $87.5 million for the first three quarters of 2003, or 61.2%. The change was primarily due to the acquisition or lease of 52 communities referred to above, which accounted for approximately $47.3 million of expense for the first three quarters of 2004. The remaining increase of $6.3 million, or 7.2%, was primarily attributable to increases in costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher occupancy related costs for food, utilities, repairs and maintenance, and bad debts. Community operating expenses as a percentage of total operating revenue increased to 63.0% in the first three quarters of 2004 from 60.7% in the first three quarters of 2003, primarily attributable to higher expense levels of new acquisitions and leases and startup costs associated with opening memory loss units and the other expense increases mentioned above.

General and Administrative: G&A expenses for the nine months ended September 30, 2004, increased $2.0 million to $19.3 million from $17.4 million for the comparable period in 2003, or 11.3%. As a percentage of total operating revenues, G&A expenses decreased to 8.6% for the nine months ended September 30, 2004, compared to 12.1% for the nine months ended September 30, 2003, primarily as a result of increased revenue arising from the acquisition or lease of 52 communities referred to above. G&A expenses increased primarily due to increases in the number of employees to accommodate acquisitions and leases other than acquisitions or leases of previously managed communities, normal increases in employee salaries and benefits (including a salary for Mr. Baty, who had received no salary prior to 2004), and an expansion of program offerings. Since approximately 10.5% of the communities we operate are managed rather than

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

owned or leased at September 30, 2004, and was to 32.4% at September 30, 2003, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 6.5% from 6.0% for the nine months ended September 30, 2004 and 2003, respectively, primarily as a result of the increased personnel costs described above.

Depreciation and Amortization: Depreciation and amortization for the nine months ended September 30, 2004, was $21.7 million compared to $7.4 million for the comparable period in 2003. The increase was primarily the result of additional depreciation resulting from capital lease treatment associated with the leasing of 43 additional communities since September 30, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003 and the CPM/JEA transactions at April 1, 2004), and depreciation associated with five communities acquired from Alterra through mortgage financing in December 2003. In 2004, depreciation and amortization represented 9.7% of total operating revenues, compared to 5.1% for the same period in 2003.

Facility Lease Expense: Facility lease expense for the nine months ended September 30, 2004, was $28.8 million compared to $24.9 million for the comparable period of 2003, representing an increase of $3.9 million, or 15.7%. The increase represents rental expense from the eight communities we began leasing in May 2003, five communities we began leasing December 2004, and a single community we began leasing in June 2004, combined with performance-based lease inflators of existing leases. Facility lease expense as a percentage of revenues was 12.9% for the nine months ended September 30, 2004, and 17.3% for the nine months ended September 30, 2003, reflecting the increased proportion of leased communities.
Interest Income: Interest income for the nine months ended September 30, 2004, was $442,000 versus $498,000 for the same period of 2003. This decrease was primarily attributable to an interest-bearing note that was paid off in the first quarter of 2004.

Interest Expense: Interest expense for the nine months ended September 30, 2004, was $29.1 million compared to $12.2 million for the comparable period of 2003, an increase of $17.0 million, or 139.4%. Of this amount, $1.7 million resulted from the write-off of loan fees associated with the financing transaction involving 11 communities completed in July 2004. The balance of the increase of $15.3 million was primarily attributable to interest resulting from capital lease treatment associated with the leasing of 43 additional communities since September 30, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003 and the CPM/JEA transactions at April 1, 2004), and mortgage interest expense resulting from the acquisition of five communities in December 2003. As a percentage of total operating revenues, interest expense increased to 13.0% from 8.4% for the nine months ended September 30, 2004 and 2003, respectively.

 Other, net: Other net income for the nine months ended September 30, 2004, was approximately $1.3 million compared to $1.6 million for the comparable period in 2003. The $1.3 million income for the first three quarters of the current year is primarily the result of the amortization of deferred gains of approximately $1.6 million, partially offset by our portion of Alterra’s net loss for December 2003 and January 2004 (discussed above under “Alterra Transactions”) totaling $794,000, and other smaller miscellaneous items. The $1.6 million income the first three quarters of 2003 is primarily comprised of recognizing a gain on the sale of our investment in ARV Assisted Living common stock of approximately $1.4 million.

Income taxes: The provision for income taxes for the nine months ended September 30, 2004, was principally due to the HCP sale-leaseback of properties occurring in July 2004 that generated approximately $34.0 million of taxable gain. This gain created Federal alternative minimum tax and state income and franchise tax liabilities of approximately $915,000. The 2003 provision for income taxes relates to sale-leaseback of properties that occurred in the third quarter of 2003.

Income from Discontinued Operations: Income from discontinued operations for the nine months ended September 30, 2004, was approximately $1.0 million compared to a loss $963,000 for the comparable period in 2003.  Discontinued operations for the nine months ended September 30, 2004, included a gain on sale of one facility of approximately $687,000 and for the nine months ended September 20, 2003, included a loss on impairment of an asset of $950,000.

Net Income (Loss) and Property-Related Expense: In comparing the net losses for the first three quarters it is important to consider our property-related expenses, which includes depreciation and amortization, facility lease expense and interest expense that is directly related to our communities, and which includes capital lease accounting treatment, finance accounting treatment or straight-line accounting treatment of rent escalators for many of our leases. As discussed above under "Restatement", these accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The net loss reflected in our consolidated statement of operations for the first three quarters of 2004 was $14.2 million. Our property-related expense for this period was $79.6 million, of which $63.3 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period were $51.7 million. Correspondingly, the net loss of $4.7 million for the first three quarters of 2003 reflected property-related expense of $44.4 million, of which $29.9 million was associated with our leases. Our actual capital and operating lease payments for this period were $27.7 million. The increase in total property-related expense is due primarily to the acquisition and lease of 52 additional communities after September 30, 2003. The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $2.3 million for the first three quarters of 2003 compared to $11.6 million for the first three quarters of 2004, an increase of $9.3 million. This increase is primarily attributable to capital lease accounting treatment of leases for 43 of the 52 communities referred to above.

It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Preferred dividends: For the nine months ended September 30, 2004 and 2003, preferred dividends totaled approximately $2.8 million and $5.2 million, respectively. The primary reason for the $2.4 million decrease is the repurchase of the Series A preferred shares in July and August 2003, which resulted in a gain of $14.5 million in the nine months ended September 30, 2003. Because we have not paid the Series B preferred dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

We operated 83 communities on a comparable basis during both the three months ended September 30, 2004 and 2003. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended September 30, 2004 and 2003.

	Three Months ended September 30,
	(In thousands)
		2003	Dollar	% Change
	2004	As restated	Change	Fav / (Unfav)
Revenue	$46,778	$43,850	$2,928	6.7%
Community operating expenses	(29,916)	(28,514)	(1,402)	(4.9)
Community operating income	16,862	15,336	1,526	10.0
Depreciation & amortization	(2,278)	(2,263)	(15)	(0.7)
Facility lease expense	(7,994)	(7,815)	(179)	(2.3)
Operating income	6,590	5,258	1,332	25.3
Interest expense, net	(5,416)	(3,607)	(1,809)	(50.2)
Operating income after interest expense	$1,174	$1,651	$(477)	(28.9%)

These 83 communities represented $46.8 million or 58.1% of our total revenue of $80.6 million for the third quarter of 2004. Same community revenues increased by $2.9 million or 6.7% for the quarter ended September 30, 2004, from the same period in 2003, was due in part to the effect of move-in fee revenue recognition and in part due to improvements in occupancy. . Average revenue per occupied unit increased by $59 per month or 2.1% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. This increase in revenue per unit was primarily attributable to an increase in recognition of deferred move-in fees. Non move-in fee related revenue per unit was essentially flat with the prior year quarter due to a higher mix of occupancy increases in lower rate states and the offering of incentives in certain competitive markets to induce improved occupancy levels. Average occupancy increased by 4.1 percentage points to approximately 82.0% in the third quarter of 2004 from 77.9% in the third quarter of 2003.
Community operating expenses increased approximately $1.4 million primarily due to costs related to opening special care units in 2003, charges related to the 2003 liability insurance program, and higher food costs, utilities, and repairs and maintenance, partially offset by lower employee benefit costs and workers' compensation, primarily in Texas. Property-related expenses, consisting of facility lease expense, depreciation and amortization, and interest expense, increased by approximately $2.0 million, of which $1.7 million was a write-off of loan fees associated with a sale-leaseback transaction involving 11 communities completed in July 2004. The balance of the increase was due to lease inflators based primarily on community performance under certain of our leases and to the releasing of three communities at higher rents. Excluding the write-off of loan fees, operating income after interest expense increased $1.2 million.
.
Liquidity and Capital Resources

For the nine months ended September 30, 2004, net cash provided by operating activities was $12.0 million. The primary components of operating cash provided by operating activities were depreciation and amortization of $21.9 million, the write down of loan fees of $2.4 million, an adjustment for the equity investment loss of $794,000, and the net decrease in other operating assets and liabilities of $3.8 million, partially offset by the net loss of $14.2 million, the gain on sale of property, plant and equipment of $952,000, and amortization of deferred gain of $1.6 million. For the nine months ended September 30, 2003, net cash provided by operating activities was $1.7 million. The primary components of operating cash provided by operating activities for the nine months ended September 30, 2003, was the depreciation and amortization of $7.6 million and impairment of long-lived assets of $950,000, partially offset by the net loss

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

of $4.7 million, the adjustment for the gain on sale of ARV Assisted Living stock of $1.4 million, and the net increase in other operating assets and liabilities of $893,000.

Net cash used in investing activities amounted to $7.1 million for the nine months ended September 30, 2004, and was comprised of the sale of property and equipment of approximately $3.6 million and proceeds from the repayment of a note receivable from a Baty entity of $2.7 million, offset by purchases of approximately $2.7 million of various property and equipment, advances to affiliates and other managed communities of $669,000, management and lease acquisition costs of $7.8 million, acquisition of assets in lease transactions of $1.1 million, and investment in affiliates of $501,000. Net cash used in investing activities amounted to $2.9 million for the nine months ended September 30, 2003, and was comprised primarily of proceeds from the sale of property and equipment of $11.3 million, proceeds from the sale of stock in ARV Assisted Living of $2.9 million, partially offset by an increase in management and lease acquisition costs of approximately $12.1 million, purchases of approximately $2.0 million of various property and equipment, purchase of a minority partner interest of $2.5 million, distributions to minority partners of $250,000, and investments in affiliates of $137,000.

For the nine months ended September 30, 2004, net cash used in financing activities was $3.6 million, primarily from long-term debt repayments of $25.4 million, repayment of capital lease and financing obligations of $6.2 million, debt issuance and other financing costs of $1.3 million, and an increase in restricted deposits of $1.4 million, partially offset by proceeds from short-term borrowings of $3.0 million under a bank line of credit, proceeds from long-term borrowing and financings of $26.4 million, and proceeds from the sale of common stock under the employee stock purchase and incentive plans of approximately $1.3 million. For the nine months ended September 30, 2003, net cash provided by financing activities was $5.0 million, primarily from the repurchase of Series A preferred stock of $20.5 million, repayment of short-term borrowings of $2.0 million, repayment of capital lease and financing obligations of $825,000, long-term debt repayments of $59,000 and an increase of approximately $283,000 in debt issuance and other financing costs, partially offset by proceeds of long-term borrowing and financings of $28.8 million.

We have incurred significant operating losses since our inception and have a working capital deficit of $53.0 million, although $12.4 million represents deferred revenue and unearned rental income, and $10.0 million of preferred cash dividends is only due if declared by our board of directors. At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2002 and continuing in the first quarter of 2003, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 5 owned assisted living properties and 153 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At September 30, 2004, we complied with all such covenants, except for certain leases with two lessors. We have obtained a waiver from the lessors and are considered to be in full compliance as of September 30, 2004. Additionally, a lease with one additional lessor that did not require covenant compliance at September 30, 2004, became out of compliance at December 31, 2004. We anticipate obtaining waivers related to these leases at year-end.

Management believes that we will be able to sustain positive operating cash flow on an annual basis and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures through at least September 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at September 30, 2004, (in thousands):

	Principal Payments Due by Period As Restated
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Bank line of credit	$3,006	$3,006	$-	$-	$-
Long-term debt, including current portion	$61,741	11,284	5,810	40,954	3,693
Capital lease obligations and financing, including current portion	602,275	16,227	41,405	54,706	489,937
Operating leases	331,021	36,858	75,265	77,282	141,616
Convertible debentures	32,000	-	32,000	-	-
	$1,030,043	$67,375	$154,480	$172,942	$635,246

The following table summarizes interest on our contractual obligations at September 30, 2004, (in thousands):

	Interest Due by Period As Restated
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$15,050	$5,504	$7,914	$1,420	$212
Capital lease obligations and financing	347,685	38,147	72,723	66,594	170,221
Convertible debentures	3,000	2,000	1,000	-	-
	$365,735	$45,651	$81,637	$68,014	$170,433

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

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with rate enhancement programs without adversely affecting occupancy levels; increases in interest rates that would increase costs as a result of variable rate debt; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; and our ability to find sources

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

[The rest of this page is intentionally left blank]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At September 30, 2004, our variable rate borrowings totaled approximately $7.3 million. Currently, all our variable rate borrowings are based upon LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As of September 30, 2004, the LIBOR rates were below the floor. If LIBOR interest rates were to average 2% more, our annual facility lease expense and net loss would increase by approximately $711,000 for the Fretus lease. Our annual interest expense and net loss would increase approximately $121,000 with respect to our variable rate borrowings. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of September 30, 2004, and does not consider changes in the actual level of borrowings that may occur subsequent to September 30, 2004. If LIBOR rates should increase above the floor, we will be exposed to higher interest expense costs. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures as they existed as of September 30, 2004.

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

Based on this evaluation and subject to the information set forth in this Item 4, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were inadequate as of September 30, 2004. The evaluation has revealed no evidence of any fraud, intentional misconduct or concealment on the part of Company personnel.

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

Since October 2004, we believe that our disclosure controls and procedures have improved due to the scrutiny of such matters by management the audit committee, as described above. We believe that our controls and procedures will continue to improve as we complete the implementation of the actions identified.

The certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

Changes in internal controls

No change was made to our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6  Exhibits

Number		Description	Footnote
10.52	Emeritrust communities
	10.52.15	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus
		Management LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus
		Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective April 1, 2004.	(5)
	10.52.16	Fifth Amendment to Management Agreement by and among Emeritus Management LLC ("Emeritus
		Management"), Emeritus Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective
		June 1, 2004.	(7)
10.79	Loyalton of Folsom, California; The Lakes, Florida; Canterbury Woods, Massachusetts; Beckett Meadows,
	Texas; Creekside, Texas; Oak Hollow, Texas; Pinehurst, Texas; Stonebridge, Texas, Desert Springs, Texas;
	Austin Gardens, California; Kingsley Place Shreveport, Louisiana; Silverleaf Manor, Mississippi;
	Pine Meadow, Mississippi; Pines of Goldsboro, North Carolina; Loyalton of Rockford, Illinois;
	Charleston Gardens, West Virginia; Arbor Gardens at Corona, California; and Manor at Essington, Illinois.

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
		Sacramento County Assisted LLC, Rockford Retirement Residence, LLC, HB-ESC I,
		LLC, Canterbury Woods Assisted Living, LLC, Autumn Ridge Herculaneum, L.L.C.,
		Meridian Assisted, L.L.C., Goldsboro Assisted, L.L.C., Cape May Assisted Living, LLC,
		Travis County Assisted Living LP, Richland Assisted, L.L.C., Silver Lake Assisted
		Living LLC, Charleston Assisted Living, LLC, and Joliet Assisted L.L.C., (each of the
		foregoing individually, a "Seller" and collectively, the "Sellers") and (ii) Emeritus Corporation,
		("Purchaser") dated March, 31, 2004 (the "Execution Date").	(3)
	10.79.3	Master Lease agreement between NHP Senior Housing, Inc., ("Landlord"), and Emeritus
		Corporation, ("Tenant"), dated March 31, 2004 to be effective as of April 1, 2004
		(the "Effective Date").	(3)
	10.79.4	Master Lease among the Entities Listed on Schedule 1A (collectively, "Landlord"), and the Entities Listed
		on Schedule 1B (collectively, "Tenant"), for the respective real properties and improvements thereon
		(each a "Facility" and collectively, the "Facilities"), dated March 31, 2004, to be effective as of
		April 1, 2004 (the "Effective Date").	(3)
	10.79.5	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(3)
	10.79.6	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(3)
	10.79.7	First Amendment to Master Lease made as of May 28, 2004, to be effective as of June 1, 2004, by
		and among Nationwide Health Properties, Inc., a Maryland corporation, NH
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(7)
	10.79.8	Second Amendment to Master Lease made as of October 1, 2004, to be effective as of October 1, 2004, by
		and among Nationwide Health Properties, Inc., a Maryland corporation, NH
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(1)
	10.79.9	Lease dated October 1, 2004, NHP Joliet, Inc., an Illinois corporation (“Landlord”), and Emeritus
		Corporation, a Washington corporation (“Tenant”) for an assisted living facility located in Joliet,
		Illinois.	(1)

Number		Description	Footnote
10.80	Credit Agreement
	10.80.1	Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.	(5)
	10.80.2	Exhibit A to Credit Agreement; Revolving Note.	(5)
	10.80.3	Exhibit B to Credit Agreement; Pledge Agreement.	(5)
	10.80.4	First Amendment to Credit Agreement between U.S. National Association and Emeritus Corporation
		dated July 20, 2004.	(7)
	10.80.5	Certificate As To Authorizing Resolutions And Incumbency Certificate dated July 20, 2004	(7)
	10.80.6	US Bank Line Of Credit Resolutions	(7)
10.81	Grand Terrace, California
	10.81.1	Master Lease Agreement as of June 1, 2004 between Grand Terrace Assisted LP, a limited
		partnership organized under the laws of the State of Washington (“Landlord”) and Emeritus Corporation,
		a corporation organized under the laws of the State of Washington (“Tenant”)	(7)
10.82	Health Care Properties Investors, Inc.
	10.82.1	Contract Of Acquisition Between Emeritus Corporation and Health Care Property Investors, Inc., dated
		July 30, 2004.	(7)
	10.82.2	Fourth Amendment to Amended And Restated Master Lease (This “Amendment”) dated July 30 , 2004 (the
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
		(“Emeritus III”), Emeritus Properties V, Inc., a Washington Corporation (“Emeritus V”), Emeritus Properties
		XIV, LLC, a Washington Limited Liability Company (“Emeritus XIV"), ESC-Bozeman, LLC, a Washington
		Limited Liability Company (“ESC Bozeman”) and ESC-New Port Richey, LLC, A Washington Limited Liability
		Company (“ESC New Port Richey”) (collectively, As “Lessee”).	(7)
	10.82.3	Amendment of Loan Documents - Heritage Hills.	(7)
	10.82.4	Amended and Restated Secured Promissory Note - Heritage Hills.	(7)
10.83	Barrington Place, Lecanto, Florida; Bellaire Place, Greenville, South Carolina; Brookside Estates, Middleberg
	Heights, Ohio; Dowlen Oaks, Beaumont, Texas; Eastman Estates, Longview, Texas; Elm Grove, Hutchinson,
	Kansas; Emeritus Estates, Ogden, Utah; Gardens at White Chapel, Newark, Delaware; Habor Pointe Shores,
	Ocean Shores, Washington; Hunters Glen, Missoula, Montana; Lakeridge Place, Wichita Falls, Texas;
	Meadowlands Terrace, Waco, Texas; Myrtlewood Estates, San Angelo, Texas; Pavilion at Crossing Pointe,
	Orlando, Florida; Seville Estates, Amarillo, Texas; Saddleridge Lodge, Midland, Texas; Springtree, Sunrise,
	Florida; The Terrace, Grand Terrace, California; Wilburn Gardens, Fredericksburg, Virginia; Woodmark
	at Summit Ridge, Reno, Nevada.
	10.83.1	Master Lease Agreement between Health Care REIT, Inc.; HCRI Nevada Properties, Inc.; HCRI Kansas
		Properties, LLC; HCRI Texas Properties, Ltd.; and Emeritus Corporation dated September 30, 2004	(8)
	10.83.2	UNCONDITIONAL AND CONTINUING LEASE GUARANTY effective as of September 30, 2004 (the
		“Effective Date”) by Daniel R. Baty (“Guarantor”), in favor of Health Care, Inc., a corporation
		organized under the laws of the State of Delaware, HCRI Nevada Properties, Inc., a corporation
		organized under the laws of the State of Nevada, HCRI Kansas Properties, LLC, a limited liability
		liability company organized under the laws of the State of Delaware, and HCRI Texas Properties, Ltd., a
		limited partnership organized under the laws of the State of Texas (collectively “Landlord”).	(8)
	10.83.3	Agreement between Emeritus Corporation and Daniel R. Baty (Cash Flow), dated September 30, 2004	(8)
	10.83.4	Agreement among Grand Terrace Assisted LP, MM Assisted, L.L.C., Reno Assisted Living,
		L.L.C., Fredericksburg Assisted Living L.L.C., Daniel R. Baty and Emeritus Corporation
		(Purchase, Sale and Assignment Agreement of 4 Baty Facilities and 16 AL-I Facilities), dated September 30. 2004	(8)
	10.83.5	Master Agreement between AL-I and Baty (Purchase of 16 AL-I Facilities), dated September 30, 2004	(8)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated January 27, 2005.	(1)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated January 27, 2005.	(1)

Number		Description	Footnote
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Daniel R. Baty dated January 27, 2005.	(1)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002 for Raymond R. Brandstrom dated January 27, 2005.	(1)
99.1	Press Releases
	99.1.1	Press Release dated April 23, 2004, announcing appointment of new directors.	(5)
	99.1.2	Press Release dated May 12, 2004, reports on first quarter 2004 results.	(4)
	99.1.3	Press Release dated August 2, 2004, announcing sale-leaseback of 11 communities	(7)
	99.1.4	Press Release dated August 12, 2004, reports on second quarter 2004 results.	(6)
	99.1.5	Press Release dated October 1, 2004, reporting lease acquisition of 20 communities.	(8)
	99.1.6	Press Release dated November 5, 2004, announcing restatement of 2003 and 2004 results.	(9)
	99.1.7	Press Release dated November 22, 2004, announcing delay in releasing third quarter financial results.	(10)
	99.1.8	Press Release dated December 1, 2004, announcing plan to bring Company into compliance with AMEX.	(11)
	99.1.9	Press Release dated January 27, 2005, reports on third quarter 2004 results.	(12)

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
  (7)    Filed as an exhibit to a Form 10-Q filed on August 13, 2004, and incorporated herein by reference.
  (8)    Filed as an exhibit to a Form 8-K filed on October 5, 2004, and incorporated herein by reference.
  (9)    Filed as an exhibit to a Form 8-K filed on November 8, 2004, and incorporated herein by reference.
(10)    Filed as an exhibit to a Form 8-K filed on November 23, 2004, and incorporated herein by reference.
(11)    Filed as an exhibit to a Form 8-K filed on December 1, 2004, and incorporated herein by reference.
(12)    Filed as an exhibit to a Form 8-K filed on January 27, 2005, and incorporated herein by reference.

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

