Form 10-K
period 2004-12-31
EMERITUS CORP\WA\
filed 2005-03-31
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2004.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
Yes   ☐       No   ☒
Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2004, was $44,687,618.
Aggregate market value of common voting stock held by non-affiliates of the registrant as of February 28, 2005, was $83,294,273.
As of February 28, 2005, 10,819,996 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K (items 10-14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed on or before April 29, 2005.

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

At December 31, 2004, we operated, or had an interest in, 181 assisted living communities, consisting of approximately 14,851 units with a capacity for 18,351 residents, located in 34 states. These include 6 communities that we own, 158 communities that we lease, and 17 communities that we manage, including one in which we hold a joint venture interest.

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

* Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population is increasing. According to the 2000 census data, more than 54% of the population over the age of 75 have incomes over $20,000 per year and slightly more than 44% have annual incomes of at least $25,000. Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households increased during the 1990's and the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services we offer to senior family members are less able to do so. The number of two-income households stopped growing during the recession starting in March 2001, but was expected to start increasing again in 2004, although at a slower pace than during the 1990's. However, we have no data at this time that tells us this did in fact occur.

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

Competitive Strengths

We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

* State-of-the-Art Communities. Of our 181 communities, 57 communities have been built and opened since January 1, 1996. In addition, we have significantly upgraded 48 of our older communities to improve their appearance and operating efficiency. These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems, and electronic systems, including those for data transmission, data sharing, and e-mail.

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

* Lower Cost of Communities. As of December 31, 2004, the average cost per unit of our owned and leased communities was approximately $74,300. We believe that these costs are less than the current average replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

* Geographic Diversification and Regional Focus. We operate our communities in 34 states across the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary markets, which enables us to maximize operating efficiencies.

* Experienced Management with Industry Relationships. We believe that we have strong senior leadership, with proven management skills in the assisted living industry. Mr. Baty, Chairman of the Board and Chief Executive Officer, Mr. Brandstrom, Vice President of Finance, Secretary and Chief Financial Officer, and Mr. Becker Senior Vice President of Operations each have more than 30 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that their combined experience and the relationships that Mr. Baty has developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday Retirement Corporation, an operator of independent living facilities, and

Columbia-Pacific Group, Inc., an operator of independent living facilities and assisted living communities. In addition, our operating vice presidents have an average of 18 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.
Business Strategy

We believe that there is a significant demand for alternative long-term care services that are well-positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities. Our goal is to become the national leader in the assisted living segment of the long-term care industry through the following strategy:

*
Focus on Operations and Occupancy. Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time. Having achieved our initial growth objective, in 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities to concentrate on improving community performance through both increased occupancy and revenue per occupied unit. Initially, we focused most of our efforts on increasing occupancy across our portfolio. Having achieved a portion of our total goal by late 1999, we then shifted our efforts toward enhancing our rates, particularly in facilities that were substantially below market or industry averages. This rate strategy has led to increased rates across most of our portfolio. In 2004, we embarked on a campaign to further increase our occupancy, particularly in communities we acquired during 2002 and 2003. We believe that this continued focus on both rates and occupancy as opportunities arise to enhance our performance will continue to generate the incremental growth in margins we are striving to achieve..

*
Supplement Business through Management Agreements. From 1999 through 2002, we managed a significant number of communities, ranging from 68 in 1999 to 96 in 2002. With changes in the capital markets and opportunities to own or lease communities, the number of managed communities has declined to 17 in 2004 (most of those making up the decline became leased communities in our consolidated portfolio). Nevertheless, we will continue to review management opportunities that fit into our existing operational strategy as a supplement to our core business. We generally manage these new communities for a fee based on a percentage of their gross revenue.

*
Acquire Communities Selectively. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement. As we achieve these objectives, we expect to be more receptive to purchase or lease acquisition opportunities that meet designated criteria. In general, we tend to favor acquisition opportunities that enhance our current market coverage, require minimal upfront capital, are neutral or favorable to the Company’s cash flow, and present operational or financing efficiency opportunities not otherwise realized by the existing owner or operator.. In 2002, 2003, and 2004, as the opportunities arose, we acquired additional communities that satisfy our criteria. We intend to continue to pursue acquisitions that meet these criteria..

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

As third party reimbursement programs and other forms of payment continue to grow, we intend to pursue these alternative forms of payment, depending on the level of reimbursement provided in relation to the level of care provided. We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small. All sources of revenue other than residents’ private resources constitute less than 13.4% of our total revenues.

Management Activities

At December 31, 2004, we managed and provided administrative services to 17 assisted living communities under management agreements that typically provide for management fees ranging from 5% to 7% of gross revenues. Our management agreements generally have terms ranging from two to five years, and may be renewed or renegotiated at the expiration of the term. Management fees were approximately $4.7 million for 2004. We have various categories of management agreements, including:

*
a management agreement covering 5 communities that is a continuing component of the Emeritrust I transaction referred to in "Item 7. Management's Discussion and Analysis, Significant Transactions, Emeritrust Transactions, Emeritrust I Communities Management". This management agreement, which may be terminated by either party on 90 days notice, provided for a base fee of 3% of gross revenues and an additional fee of 4% of gross revenues to the extent of 50% of cash flow from the communities. In March 2004, this management agreement was amended to provide for a management fee of 5% of gross revenues, regardless of financial performance. If either party exercises its option to terminate this management agreement, or if the management agreement expires on September 30, 2005, and is not renewed, our revenue from management fees will diminish substantially.

* management agreements covering 7 communities owned by entities controlled by Mr. Baty. We generally receive fees ranging from 5% to 6% of the gross revenues generated by the communities. We previously announced that we had agreed to lease up to two of these communities and will operate them pursuant to the lease. One community was leased on March 1, 2005, and the other is scheduled to be leased by the end of the second quarter 2005.

*	a management agreement covering one community owned by a joint venture in which we have a financial interest. We receive management fees of 6% of gross revenues.

*	management agreements covering three communities owned by independent third parties. We receive management fees based on occupancy.

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

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to monitor operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2005. We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

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

Employees

At December 31, 2004, we had 8,541 employees, including 6,137 full-time employees, of which 206 were employed at our headquarters and regional offices. Of this total, 913 were employed in our managed communities, including 684 full-time employees. Although none of our employees are currently represented by a union, there was an election held in one of our facilities in Florida during October 2003.  The union is challenging the results of the election and the election results are currently under review by the National Labor Relations Board.  If the union were successful in its challenge, the Board would certify a bargaining unit of approximately 35 employees. We believe that our relationship with our employees is satisfactory.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel, particularly in nursing, in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.

ITEM 2. PROPERTIES

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas. 33 of our operating communities offer some independent living services and three are operated as skilled nursing facilities. The table below summarizes information regarding our current operating communities as of December 31, 2004.

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Alabama
Galleria Oaks *	Birmingham	Oct-2002	71	107	Lease

Arizona
Arbor at Olive Grove *	Phoenix	Jun-1994	98	111	Lease
La Villita *	Phoenix	Jun-1994	92	92	Option/Manage
Loyalton of Flagstaff	Flagstaff	Jun-1999	61	67	Lease (4)
Loyalton of Phoenix	Phoenix	Jan-1999	101	111	Lease (4)
Village Oaks at Chandler *	Chandler	Oct-2002	66	105	Lease
Village Oaks at Glendale *	Glendale	Oct-2002	66	105	Lease
Village Oaks at Mesa *	Mesa	Oct-2002	66	105	Lease

California
Arbor Gardens at Corona *	Corona	Oct-04	45	55	Lease (4)
Austin Gardens	Lodi	Apr-04	30	56	Lease (4)
Creston Village *	Paso Robles	Feb-1998	100	110	Lease (4)
Emerald Hills*	Auburn	Jun-1998	89	98	Lease
Fulton Villa*	Stockton	Mar-1995	80	80	Lease (2)
Loyalton of Folsom *	Folsom	Jan-2002	98	113	Lease (4)
Loyalton of Rancho Solano *	Fairfield	Mar-1998	172	189	Lease (4)

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
The Palms at Loma Linda	Loma Linda	Dec-2003	140	220	Own (3)
The Springs at Oceanside *	Oceanside	Dec-2003	113	236	Own (3)
The Terrace *	Grand Terrace	Mar-1996	87	87	Lease (4)
Villa Del Rey	Escondido	Mar-1997	84	84	Lease (2)

Colorado
Loyalton of Broadmoor ~	Colorado Springs	Dec-2003	37	45	Own (3)

Connecticut
Cold Spring Commons *	Rocky Hill	Apr-1997	80	88	Lease

Delaware
Gardens at Whitechapel	Newark	Oct-1995	100	110	Lease (4)
Green Meadows at Dover *	Dover	Jul-1998	52	63	Lease

Florida
Barrington Place *	Lecanto	May-1996	79	120	Lease (4)
Beneva Park Club	Sarasota	Jul-1995	96	102	Option/Manage
College Park Club *	Bradenton	Jul-1995	85	93	Option/Manage
La Casa Grande *	New Port Richey	May-1997	200	235	Lease (2)
Park Club of Brandon	Brandon	Jul-1995	88	88	Lease (4)
Park Club of Fort Myers *	Ft. Myers	Jul-1995	77	82	Lease (4)
Park Club of Oakbridge *	Lakeland	Jul-1995	88	88	Lease (4)
River Oaks *	Englewood	May-1997	155	200	Lease (2)
Springtree *	Sunrise	May-1996	179	246	Lease (4)
Stanford Centre *	Altamonte Springs	May-1997	118	180	Lease (2)
The Colonial Park Club *	Sarasota	Aug-1996	88	90	Lease (4)
The Lakes *	Ft. Myers	Jun-2000	154	190	Lease (4)
The Lodge at Mainlands *	Pinellas Park	Aug-1996	154	162	Option/Manage
The Pavillion at Crossing Pointe ~ *	Orlando	Jul-1995	174	190	Lease (4)
Village Oaks at Conway *	Orlando	Oct-2002	66	103	Lease
Village Oaks at Melbourne	Melbourne	Oct-2002	66	103	Lease
Village Oaks at Orange Park	Orange Park	Oct-2002	66	103	Lease
Village Oaks at Southpoint *	Jacksonville	Oct-2002	66	103	Lease
Village Oaks at Tuskawilla	Winter Springs	Oct-2002	66	105	Lease

Georgia
Heritage Hills ~	Columbia	Apr-04	30	56	Lease (4)

Idaho
Highland Hills	Pocatello	Oct-1996	49	55	Lease (4)
Juniper Meadows ~	Lewiston	Nov-1997	82	90	Lease (2)
Loyalton of Coeur d'Alene ~	Coeur d' Alene	Mar-1996	108	114	Lease (4)
Ridge Wind ~	Chubbuck	Aug-1996	80	106	Lease (4)
Summer Wind ~	Boise	Sep-1995	49	53	Lease

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Illinois
Canterbury Ridge *	Urbana	Nov-1998	101	111	Lease (4)
Loyalton of Rockford *	Rockford	Jun-2000	100	110	Lease (4)
Manor at Essington ~	Joliet	Oct-04	100	120	Lease (4)

Indiana
Meridian Oaks *	Indianapolis	Oct-2002	77	111	Lease
Village Oaks at Fort Wayne *	Fort Wayne	Oct-2002	66	105	Lease
Village Oaks at Greenwood *	Indianapolis	Oct-2002	66	105	Lease

Iowa
Silver Pines *	Cedar Rapids	Jan-1995	80	80	Lease (2)

Kansas
Elm Grove Estates ~ *	Hutchinson	Apr-1997	121	133	Lease (4)
Liberal Springs	Liberal	Dec-2003	44	56	Own (3)
The Fairways of Augusta	Augusta	Dec-2003	21	27	Own (3)

Kentucky
Stonecreek Lodge	Louisville	Apr-1997	80	88	Lease

Louisiana
Kingsley Place at Alexandria *	Alexandria	May-2002	80	96	Lease
Kingsley Place at Lafayette *	Lafayette	May-2002	80	96	Lease
Kingsley Place at Lake Charles *	Lake Charles	May-2002	80	96	Lease
Kingsley Place at Shreveport *	Shreveport	May-2002	79	79	Lease (4)

Maryland
Emerald Estates *	Baltimore	Oct-1999	120	134	Manage
Loyalton of Hagerstown	Hagerstown	Jul-1999	100	110	Lease (4)

Massachusetts
Canterbury Woods *	Attleboro	Jun-2000	130	130	Lease (4)
Meadow Lodge at Drum Hill	Chelmsford	Aug-1997	80	88	Lease (2)
The Lodge at Eddy Pond *	Auburn	Jan-2000	108	110	Lease (2)
The Pines at Tewksbury *	Tewksbury	Jan-1996	49	65	Lease (4)
Woods at Eddy Pond *	Auburn	Mar-1997	80	88	Lease

Mississippi
Loyalton of Biloxi *	Biloxi	Jan-1999	83	91	Lease
Loyalton of Hattiesburg ~	Hattiesburg	Jul-1999	79	83	Lease (4)
Pine Meadows	Hattiesburg	Apr-04	30	56	Lease (4)
Ridgeland Pointe *	Ridgeland	Aug-1997	79	87	Lease (2)
Silverleaf Manor ~	Meridian	Jul-1998	101	111	Lease (4)
Trace Point ~ *	Clinton	Oct-1999	100	110	Manage

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Missouri
Autumn Ridge ~	Herculaneum	Jun-1997	94	94	Lease (4)

Montana
Springmeadows Residence ~	Bozeman	Apr-1997	74	81	Lease (2)

Nevada
Concorde ~	Las Vegas	Nov-1996	116	128	Lease (2)
Village Oaks at Las Vegas *	Las Vegas	Oct-2002	66	105	Lease
The Seasons ~ *	Reno	Feb-2002	94	109	Lease (4)

New Jersey
Laurel Lake Estates *	Voorhees	Jul-1995	117	119	Lease
Loyalton of Cape May	Cape May	May-2001	100	110	Lease (4)

New York
Bassett Manor * (1)	Williamsville	Nov-1996	103	105	Lease
Bassett Park Manor (1)	Williamsville	Nov-1996	78	80	Lease
Bellevue Manor * (1)	Syracuse	Nov-1996	90	90	Lease
Colonie Manor (1)	Latham	Nov-1996	94	94	Lease
East Side Manor (1)	Fayetteville	Nov-1996	80	88	Lease
Green Meadows at Painted Post (1)	Painted Post	Oct-1995	73	96	Lease
Loyalton of Lakewood	Lakewood	Jul-1999	83	91	Lease (4)
Perinton Park Manor (1)	Fairport	Nov-1996	78	86	Lease
The Landing at Brockport *	Brockport	Jul-1999	84	92	Manage
The Landing at Queensbury *	Queensbury	Nov-1999	84	92	Manage
West Side Manor - Liverpool (1)	Liverpool	Nov-1996	72	72	Lease
West Side Manor - Rochester (1)	Rochester	Nov-1996	78	80	Lease
Woodland Manor (1)	Vestal	Nov-1996	60	116	Lease

North Carolina
Heritage Hills Retirement	Hendersonville	Feb-1996	99	99	Own
Heritage Lodge Assisted Living	Hendersonville	Feb-1996	20	24	Lease
Loyalton of Greensboro	Greensboro	May-2003	50	70	Lease
Pine Park Retirement ~	Hendersonville	Feb-1996	110	110	Lease
The Pines of Goldsboro	Goldsboro	Sep-1998	101	111	Lease (4)

Ohio
Brookside Estates *	Middleberg Heights	Sep-1998	99	101	Lease (4)
Loyalton of Ravenna	Ravenna	May-2003	55	60	Lease
Park Lane ~	Toledo	Jan-1998	92	101	Manage
The Landing at Canton *	Canton	Aug-2000	84	92	Manage

Oregon
Meadowbrook ~	Ontario	Jun-1995	53	55	Lease (4)

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Pennsylvania
Green Meadows at Allentown *	Allentown	Oct-1995	76	97	Lease
Green Meadows at Latrobe *	Latrobe	Oct-1995	84	125	Lease
Loyalton of Bloomsburg	Bloomsburg	May-2003	46	67	Lease
Loyalton of Creekview *	Mechanicsburg	May-2003	101	120	Lease
Loyalton of Harrisburg	Harrisburg	May-2003	47	65	Lease

South Carolina
Anderson Place - Cottages	Anderson	Oct-1996	75	75	Lease (4)
Anderson Place - Nursing Home #	Anderson	Oct-1996	22	44	Lease (4)
Anderson Place - Summer House ~	Anderson	Oct-1996	30	40	Lease (4)
Bellaire Place	Greenville	May-1997	81	89	Lease (4)
Countryside Park	Easley	Feb-1996	48	66	Lease
Countryside Village Assisted Living *	Easley	Feb-1996	48	78	Lease
Countryside Village Health Center # *	Easley	Feb-1996	24	44	Lease
Countryside Village Retirement ~	Easley	Feb-1996	72	75	Lease
Skylyn Health Center # *	Spartanburg	Feb-1996	26	48	Lease
Skylyn Personal Care	Spartanburg	Feb-1996	115	131	Lease
Skylyn Retirement ~	Spartanburg	Feb-1996	120	120	Lease

Tennessee
Walking Horse Meadows *	Clarkesville	Jun-1997	50	55	Option/Manage

Texas
Amber Oaks ~ *	San Antonio	Apr-1997	163	275	Lease
Beckett Meadows *	Austin	Oct-2002	72	72	Lease (4)
Cambria Lodge *	El Paso	Sep-1996	79	87	Lease
Champion Oaks	Houston	Oct-2002	48	84	Lease
Collin Oaks *	Plano	Oct-2002	78	112	Lease
Creekside	Plano	Apr-04	30	56	Lease (4)
Desert Springs	El Paso	Apr-04	30	56	Lease (4)
Dowlen Oaks	Beaumont	Dec-1996	79	87	Lease (4)
Eastman Estates	Longview	Jun-1997	70	77	Lease (4)
Elmbrook Estates	Lubbock	Dec-1996	79	87	Lease (4)
Hamilton House ~ *	San Antonio	Sep-2002	111	123	Lease
Kingsley Place at Henderson *	Henderson	May-2002	57	101	Lease (4)
Kingsley Place at Oakwell Farms *	San Antonio	May-2002	80	160	Lease (4)
Kingsley Place at Stonebridge Ranch *	McKinney	May-2002	80	166	Lease (4)
Kingsley Place at the Medical Center *	San Antonio	May-2002	80	160	Lease (4)
Lakeridge Place *	Wichita Falls	Jun-1997	79	87	Lease (4)
Loyalton of Austin *	Austin	Oct-2002	76	111	Lease
Loyalton of Lake Highlands *	Dallas	Oct-2002	78	112	Lease
Meadowlands Terrace	Waco	Jun-1997	71	78	Lease (4)
Memorial Oaks *	Houston	Oct-2002	68	105	Lease
Myrtlewood Estates *	San Angelo	May-1997	79	87	Lease (4)
Oak Hollow	Bedford	Apr-04	30	56	Lease (4)

Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Pinehurst	Tyler	Apr-04	30	56	Lease (4)
Redwood Springs	San Marcos	Apr-1997	90	90	Lease
Saddleridge Lodge	Midland	Dec-1996	79	87	Lease (4)
Seville Estates *	Amarillo	Mar-1997	50	55	Lease (4)
Sherwood Place	Odessa	Sep-1996	79	87	Lease
Stonebridge	Dallas	Apr-04	30	56	Lease (4)
Sugar Land Oaks *	Sugar Land	Oct-2002	75	110	Lease
Tanglewood Oaks *	Fort Worth	Oct-2002	78	112	Lease
The Palisades ~ *	El Paso	Apr-1997	158	215	Lease
Vickery Towers at Belmont ~	Dallas	Apr-1995	301	331	Manage
Village Oaks at Cielo Vista	El Paso	Oct-2002	66	105	Lease
Village Oaks at Farmers Branch *	Farmers Branch	Oct-2002	66	105	Lease
Village Oaks at Hollywood Park *	San Antonio	Oct-2002	66	105	Lease
Woodbridge Estates *	San Antonio	Oct-2002	78	112	Lease

Utah
Emeritus Estates ~ *	Ogden	Feb-1998	83	91	Lease (4)

Virginia
Cobblestones at Fairmont	Manassas	Sep-1996	75	82	Lease (2)
Loyalton of Danville *	Danville	May-2003	68	120	Lease
Loyalton of Harrisonburg	Harrisonburg	May-2003	57	114	Lease
Loyalton of Roanoke	Roanoke	May-2003	65	118	Lease
Loyalton of Staunton *	Staunton	Jul-1999	101	111	Lease (4)
Wilburn Gardens *	Fredericksburg	Jan-1999	101	111	Manage

Washington
Arbor Place at Silverlake	Everett	Jun-1999	101	111	Manage
Cooper George ~	Spokane	Jun-1996	140	158	Partnership
Emeritus Oaks of Silverdale *	Silverdale	Nov-2003	46	52	Lease
Evergreen Lodge	Federal Way	Apr-1996	98	124	Lease (4)
Fairhaven Estates ~	Bellingham	Oct-1996	50	55	Lease (4)
Garrison Creek Lodge ~	Walla Walla	Jun-1996	80	88	Lease
Harbour Pointe Shores ~	Ocean Shores	Feb-1997	50	55	Lease (4)
Kirkland Lodge at Lakeside	Kirkland	Mar-1996	74	84	Lease (2)
Regent Court at Kent *	Kent	Jan-2002	24	48	Manage
Renton Villa ~	Renton	Sep-1993	79	97	Lease
Richland Gardens	Richland	May-1998	100	110	Manage
Seabrook	Everett	Jun-1994	60	62	Lease
The Courtyard at the Willows	Puyallup	Sep-1997	101	111	Lease (2)
The Hearthstone ~	Moses Lake	Nov-1996	84	92	Lease (4)

West Virginia
Charleston Gardens *	Charleston	Aug-2001	100	132	Lease (4)

Total Operating Communities	181		14,851	18,351

~	Currently offers independent living services.

#	Currently operates as a skilled nursing facility.

*	Currently offers memory loss (Alzheimer's or related dementia) care.

(a)	A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b)	“Beds” reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community’s license.

1)	We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent party.

2)
These leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

3)
Due to financing requirements, assets of these communities are held by one of our wholly owned subsidiaries. It is management's intention that the assets and liabilities of the subsidiary are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiary except as otherwise provided in connection with these financing requirements.

4)
Leases for these communities are accounted for as capital leases. For communities under capital lease arrangements, a liability is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease.

Executive Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 26,500 square feet of space. Our lease agreement runs for a term of 10 years, expiring July 2006, and includes two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability. Reserves for these claims have been accrued based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable. While we cannot predict the results with certainty, except as noted below, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of our assisted living facilities. We believe that this verdict is unjust, that there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented by the plaintiff. We are immediately appealing the verdict based on significant legal errors we believed occurred at the trial. We have posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. We have recorded a reserve on our consolidated balance sheet for the judgment against us with a corresponding charge on our consolidated statements of operations in 2004.

In February 2004, the California Public Interest Research Group brought an action against owners and operators of assisted living communities and senior housing facilities including us. The action seeks, on behalf of residents of these facilities located in California, to recover move-in or preadmission fees that have been paid over the past three years as well as certain penalties. We are defending this action vigorously and have entered into a joint defense agreement with other operators in California. We believe recent court rulings in the case have significantly eroded the viability of the plaintiff’s action

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2004.

Executive Officers of Emeritus

The following table presents certain information about our executive officers.

Name	Age	Position

Daniel R. Baty	61	Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom	52	Vice President of Finance, Secretary, and Chief Financial Officer
Gary S. Becker	57	Senior Vice President of Operations
Martin D. Roffe	57	Vice President, Financial Planning
Frank Ruffo Jr.	62	Vice President, Administration
Suzette McCanless	56	Vice President, Operations -- Eastern Division
Russell G. Kubik	51	Vice President, Operations -- Central Division
P. Kacy Kang	37	Vice President, Operations -- Western Division
Christopher M. Belford	43	Vice President, Operations -- Great Lakes Division
Susan A. Scherr	56	Vice President of Signature Services

Daniel R. Baty, one of Emeritus’s founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Management, Inc. Both of these companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market.  Mr. Baty is the father of Stanley L. Baty, a director.

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

Frank A. Ruffo Jr., one of the Company’s founders, has served as Vice President, Administration, since 2004, and served as a senior consultant to the Company from 1999 to 2003. From 1993 to 1999, Mr. Ruffo served as the Company’s Executive Vice President. From 1991 to 1993 Mr. Ruffo served as a Vice President of Columbia Pacific Management, a company affiliated with Mr. Baty that develops senior housing facilities. From 1976 to 1989, Mr. Ruffo was Vice President/Senior Vice President of Hillhaven Corporation, then the second largest skilled care provider in the United States.

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

	High	Low

2004
First Quarter	$9.60	$6.65
Second Quarter	$7.50	$5.70
Third Quarter	$8.52	$6.01
Fourth Quarter	$12.90	$8.43

2003
First Quarter	$5.78	$3.60
Second Quarter	$4.49	$3.44
Third Quarter	$8.09	$3.85
Fourth Quarter	$8.50	$5.90

2002
First Quarter	$5.22	$2.05
Second Quarter	$5.00	$3.80
Third Quarter	$4.50	$1.70
Fourth Quarter	$5.68	$1.70

As of February 28, 2005, we had 118 holders of record of our Common Stock.

We have never declared or paid any dividends on our Common Stock, and expect to retain any future earnings to finance the operation and expansion of our business. Future dividend payments will depend on our results of operations, financial condition, capital expenditure plans, and other obligations and will be at the sole discretion of our Board of Directors. Certain of our existing leases and lending arrangements contain provisions that restrict our ability to pay dividends, and it is anticipated that the terms of future leases and debt financing arrangements may contain similar restrictions. In addition, any dividends in arrears on the Series B preferred stock have to be distributed prior to any common stock dividends being declared or paid. Therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from the consolidated financial statements of Emeritus Corporation. The consolidated balance sheets as of December 31, 2004 and 2003, and consolidated statements of operations for each of the years in the three-year period ended December 31, 2004, are included elsewhere in this document.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$317,935	$202,949	$150,923	$136,594	$121,689
Total operating expenses	318,015	193,627	148,521	130,464	123,491
Income (loss) from continuing operations	(80)	9,322	2,402	6,130	(1,802)
Net other expense	(40,263)	(16,089)	(9,104)	(10,953)	(20,360)
Loss from continuing operations before income taxes	(40,343)	(6,767)	(6,702)	(4,823)	(22,162)
Provision for income taxes	(1,188)	(418)	-	-	-
Net loss from continuing operations	(41,531)	(7,185)	(6,702)	(4,823)	(22,162)
Income (loss) from discontinued operations	991	(896)	247	(199)	(798)
Net loss	(40,540)	(8,081)	(6,455)	(5,022)	(22,960)
Preferred stock dividends	(3,737)	(6,238)	(7,343)	(6,368)	(5,327)
Gain on repurchase of Series A preferred stock	-	14,523	-	-	-
Net income (loss) to common shareholders	$(44,277)	$204	$(13,798)	$(11,390)	$(28,287)

Basic income (loss) per common share:
Continuing operations	$(4.26)	$0.11	$(1.37)	$(1.10)	$(2.72)
Discontinued operations	0.09	(0.09)	0.02	(0.02)	(0.08)
	$(4.17)	$0.02	$(1.35)	$(1.12)	$(2.80)

Diluted income (loss) per common share:
Continuing operations	$(4.26)	$0.10	$(1.37)	$(1.10)	$(2.72)
Discontinued operations	0.09	(0.08)	0.02	(0.02)	(0.08)
	$(4.17)	$0.02	$(1.35)	$(1.12)	$(2.80)

Weighted average number of common shares outstanding:
Basic	10,623	10,255	10,207	10,162	10,117
Diluted	10,623	11,521	10,207	10,162	10,117

Consolidated Operating Data:
Communities in which we have an interest	181	175	180	133	135
Number of units	14,851	14,845	15,762	12,248	12,412

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,748	$6,368	$7,301	$10,194	$7,496
Working capital (deficit)	$(71,876)	$(38,285)	$(27,618)	$(13,627)	$(82,389)
Total assets	$716,522	$389,794	$203,820	$168,811	$178,079
Long-term debt, less current portion	$50,528	$136,388	$119,887	$131,070	$60,499
Capital lease and financing obligations, less current portion	$614,046	$215,324	$40,949	$-	$-
Convertible debentures	$32,000	$32,000	$32,000	$32,000	$32,000
Redeemable preferred stock	$-	$-	$25,000	$25,000	$25,000
Shareholders' deficit	$(128,319)	$(86,927)	$(89,834)	$(78,677)	$(69,551)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

From 1995 through 1999, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became significantly over-built, creating an environment characterized by sluggish or falling occupancy and market resistance to rate increases. As a result of these difficult operating circumstances, we limited further growth and in 2000 began an increasing focus first on raising our occupancy and later on rate development, operating efficiencies and cost controls.

We believe that the health of the assisted living industry is improving and that there are developing opportunities to improve occupancy and adjust rates, as well as greater access to capital. In light of these perceptions, we have completed several leases and acquisitions in the last three years and have converted most of our managed communities to owned or leased communities. In 2000 and 2001, we operated approximately 130 communities, but in 2003 and 2004, we increased that to 175 and 181 communities, respectively, primarily through the lease of 24 communities formerly operated by Marriott and through other selected leases and acquisitions. From the end of 2002 to the end of 2004, the communities we manage decreased from 96 to 17 and the owned and leased communities increased from 84 to 164, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2005 we expect to continue reviewing acquisition opportunities.

The following table sets forth a summary of our property interests.

	As of December 31,		As of December 31,		As of December 31,
	2004		2003		2002
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	6	454	19	1,813	17	1,687
Leased (1) (2)	158	12,589	109	8,303	67	5,279
Managed/Admin Services (3) (4) (5)	16	1,668	46	4,589	94	8,577
Joint Venture/Partnership	1	140	1	140	2	219
Operated Portfolio	181	14,851	175	14,845	180	15,762

Percentage increase (decrease)	3.4%	0.0%	(2.8%)	(5.8%)	35.3%	28.7%

        (1) Included in our consolidated portfolio of communities.
(2) Of the leased communities at the end of 2004, 75 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 68 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 15 leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us. There were 76 operating, 29 capital leases and four leased communities reflected in our consolidated financial statements as owned because of accounting requirements related to sale-leaseback accounting at the end of 2003. There were 63 operating and four capital leases at the end of 2002.
(3) Buildings managed decreased in 2004 primarily due to the conversion of communities from managed to leased. The decrease in 2003 was primarily due to the termination of 13 Regent management contracts, the conversion of the 21

 Emeritrust II communities from managed to leased as of September 30, 2003, and the conversion of 8 Horizon Bay communities from managed to leased as of December 31, 2003.
(4) One managed building has been shut down and was sold March 12, 2004.
(5) One management contract was terminated October 1, 2004.

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

In evaluating the rate component, we generally rely on the average monthly revenue per unit, computed by dividing the total revenue for a particular period by the average number of occupied units determined on a monthly basis for the same period. In evaluating the occupancy component, we generally rely on the average occupancy rate, computed by dividing the average units occupied, during a particular period by the average number of units available, during the period. This average is computed on a monthly basis. We evaluate these and other operating components for our consolidated portfolio, which included the communities we own and lease, and our operating portfolio, which also includes the communities we manage as if we were the owner or lessor.

In our consolidated portfolio, our average monthly revenue per unit increased from $2,577 in 2002 to $2,767 in 2003 and to $2,861 in 2004. These changes represented increases of 7.4% and 3.4% for 2003 and 2004, respectively. We believe that these improvements were a consequence of a carefully designed rate enhancement program that we began implementing in 2000 in conjunction with acquisition of communities with higher rates per unit than our existing portfolio during that period.

In our consolidated portfolio, our average occupancy rate was 80.9% in 2002, decreasing to 77.4% in 2003 and increasing to 82.2% in 2004. We believe that the decrease in occupancy rates from 2002 to 2003 was primarily the result of the acquisition of 24 communities at the end of 2002 with substantially less occupancy than our existing portfolio. We also believe that our rate enhancement program affected occupancy growth and we continue to evaluate the factors of rate and occupancy to find the optimum balance in each community, as witnessed by the increase in occupancy rates from 2003 to 2004, which was a result of a major marketing campaign begun in early 2004 and included re-pricing of units as needed to ensure market competitiveness.

Since our inception in 1993, we have incurred operating losses and as of December 31, 2004, we had an accumulated deficit of approximately $204.1 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion that did not materialize and occupancy rates that have declined and remained lower for longer periods than we anticipated.

Significant Transactions

In 2004 we increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust Transactions

Beginning in 1999, we managed 46 communities under arrangements with several related investor groups (Emeritrust) that involved (i) payment of management fees to us (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  During 2004, 2003, and 2002, we managed the Emeritrust I communities, which included 25 of the 46 communities. Through March 31, 2004, the management agreement provided for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required us to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities that we managed to 22. In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Mr. Baty. This entity, in turn, leased the community to us, reducing the number of communities that we managed to 21. On September 30, 2004, 16 of the original 21 Emeritrust I Communities were acquired by a third party REIT and leased to us and their operating results are included in our consolidated financial statements beginning October 1, 2004. The five remaining communities continue to be managed by us. Under this arrangement, we received management fees (net of our funding obligations) of approximately $1.9 million, $2.7 million, and $1.8 million in 2004, 2003, and 2002, respectively. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Emeritrust I investors entered into a new management agreement with us providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. Effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005, with a one-year extension to March 31, 2006, available under certain circumstances, subject to termination by either party on short notice.

Emeritrust I Communities Lease. In connection with these communities and others, the following transaction took place that eliminated the majority of the Emeritrust I communities as managed communities, converting them to leased communities. As of September 30, 2004, 16 of the remaining 21 Emeritrust I Communities were acquired by a third party REIT and leased to us and their operating results are included in our consolidated financial statements beginning October 1, 2004. We still manage 5 communities on behalf of the Emeritrust I group; the Emeritrust I group had previously disposed of 4 communities, including 1 which continues to be leased by us.

On September 30, 2004, we completed the first phase of a transaction to lease (Baty/REIT Lease) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty has financial interests, were acquired by an independent REIT for an approximate $170.8 million investment and are being leased to us. We completed the lease on the first 18 communities on September 30, 2004, and anticipate the remaining two communities will close during the first or second quarter 2005. Sixteen of the communities included in this lease were part of the group of 21 owned by AL Investors and have been referred to in past filings with the Securities and Exchange Commission as the “Emeritrust I communities.” We managed these communities under a master management agreement entered into in 1999, which has been amended from time to time since then. We will continue to manage the five remaining Emeritrust I communities under the amended master management agreement for a fee based on a fixed percentage of revenue as described above under Emeritrust I Communities Management. Of the other four communities included in the lease, we previously managed two, leased one, and one is new to our portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The 18 communities are leased by us from the REIT pursuant to a new master lease with a 15-year term, with one 15-year renewal option. Due to certain subjective default provisions and default remedies, the leases are accounted for as capital leases. For the leases completed on September 30, 2004 this resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $156 million. Approximately an additional $35.3 million in property and equipment and financing obligations will be recorded pursuant to the future closing of the two remaining facilities. The initial lease payment for the facilities that have closed is approximately $12.2 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter as calculated with respect to the REIT's investment basis in the properties. The initial lease payment is expected to increase by $2.5 million when the remaining two facilities close. We are responsible for all operating costs, including repairs, property taxes, and insurance. The new master lease is cross-defaulted and cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT and contains certain financial and other covenants. We have the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing our obligations under the lease. Mr. Baty will receive 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow. In 2004, Mr. Baty received $200,000 as consideration.  We have the right to purchase Mr. Baty’s 50% interest in the cash flow of the 20 communities for 50% of the lesser of 6 times cash flow or the fair market value of that cash flow. For purposes of this transaction, cash flow is defined as actual cash flow after management fees of 5% of revenues payable to us, actual capital expenditures, and certain other agreed adjustments.

All 20 communities provide assisted and/or memory loss related services to seniors. The facilities are located in California, Delaware, Florida, Kansas, Montana, Nevada, South Carolina, Ohio, Utah, Texas, Virginia, and Washington.

Emeritrust II Communities Management. Through September 30, 2003, we managed the Emeritrust II communities, which included 21 of the 46 Emeritrust communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if we met certain cash flow standards. The management agreement for five of the communities also required us to fund cash operating losses of those communities. Under this arrangement, we received management fees (net of our funding obligations) of approximately $2.0 million for the year ended December 31, 2003 and approximately $2.6 million for the year ended December 31, 2002.

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to us. A master lease covers the Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the REIT decides to sell. The lease is a triple-net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators of the lesser of three times the change in the consumer price index or 28.67 basis points as calculated with respect to the REIT's investment basis in the properties. The REIT also provided $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT. As part of the transaction, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. We included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs that we will amortize over the life of the lease.

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

The first transaction involved three communities that we leased. Prior to this transaction, we also held notes receivable in the aggregate amount of $4.4 million that were secured by the same three communities and under which we received interest of approximately $144,000 annually. In the transaction, the communities were transferred to a REIT, which became the new owner and lessor, and we received net proceeds of $10.2 million in repayment of the notes we held and in exchange for our related security and other property interests in the communities. The transfer of the communities was subject to our leases, the terms of which did not change. Because we disposed of our notes, we will no longer receive the interest we formerly did. We recognized a deferred gain of approximately $8.5 million, which is being amortized over the remaining life of the leases.

The second transaction, with the same REIT, involved the sale-leaseback of four communities, three of which we owned and one of which we held through a 50% joint venture interest, resulting in net proceeds of $6.6 million. The lease is for a 15-year term with a 15-year extension, is a triple-net lease requiring us to pay all expenses associated with the communities, and provides for a base annual rent of approximately $3.5 million, with periodic escalators of the lesser of three times the change in the consumer price index or 25 basis points as calculated with respect to the REIT's investment basis in the properties. Prior to this transaction, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million, which was assumed by the REIT in the sale. As a part of the assumption, we provided a letter of credit against the default of the underlying debt and continued a security interest in community receivables and limited guarantees in favor of the debt holder. These features of the transaction constitute continuing involvement for accounting purposes, preclude sale-leaseback accounting, and require us to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to the REIT and their subsequent leasing by us, our consolidated financial statements continue to reflect the communities as owned and we have established a financing obligation equal to the purchase price of approximately $34.6 million.

The third transaction, again with the same REIT, was a mortgage loan for $7.5 million secured by our leasehold interest in the seven communities involved in the first two transactions. The debt matures in August 2006 and required monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the REIT.

Lease of Eight Communities in May 2003

In May 2003, we entered into an operating lease with a REIT covering eight assisted living communities in four states containing an aggregate of 489 units. The lease is for an initial 10-year period with three 5-year extensions and includes an option to acquire the communities during the second year for a price of $42.2 million and during the third year at the same price plus a 3% premium. We believe this option exercise price is currently well above fair value based on current operations. Under the lease we have a right of first opportunity to purchase any of the properties if the owner decides to sell. The lease is a triple-net operating lease, with annual base rental of $3.5 million, and rent adjustments at the end of the first and second lease years based on a percentage of any increase in operating revenues, with an aggregate annual limit of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

$275,000, and adjustments each year thereafter based on increases in the consumer price index. The REIT has agreed to fund up to $500,000 for capital expenditures, with amounts added to the lease base and option price, and has provided us a 10-year working capital loan for $600,000, with interest at 10% per annum payable monthly.

Lease of Eight Communities from Baty

In April 2002, we entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities through the assumption of their respective mortgage debt and lease obligations. The eight communities, comprising 617 units in Louisiana and Texas, had been previously operated by Horizon Bay Management L.L.C. In May 2002, we assigned our rights under these agreements to entities wholly owned by Mr. Baty and entered into five-year management agreements with the Baty entities expiring April 30, 2007, and providing for a management fee of 5% of gross revenue. As a part of these agreements, we had the right to reacquire the one community and seven leased communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying the Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the original agreements of acquisition with the Baty entities, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the closing. Under the management agreements with the Baty entities, we agreed to fund any operating losses in excess of these limits over the five-year management term. In late 2002, the Baty entities and Horizon Bay altered their agreement relating to operating losses whereby (i) Horizon Bay paid the Baty entities $2 million and (ii) the Baty entities waived any further funding by Horizon of operating losses of the communities.

On September 30, 2003, we entered into an agreement to lease the eight Horizon Bay communities. Under the agreement, the Baty entities assigned, and we assumed, the existing leases relating to seven of the facilities, which were leased from two different lessors. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, we leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). As of April 1, 2004, this Horizon Bay community became a capital lease under the CPM-JEA transactions described below. The debt that is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that he may acquire and lease to us, as described below. Annual rent relating to the eight communities is estimated at $4.6 million, with annual adjustments based upon changes in the consumer price index. We paid the Baty Entities approximately $70,000, which represents their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between the Baty Entities and us. Although this transaction closed December 31, 2003, the economic and financial terms were effective June 30, 2003. Four of these facilities are capital leases resulting in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheets totaling approximately $23.6 million

Fretus Lease

On October 1, 2002, we entered into a lease agreement with Fretus Investors LLC ("Fretus"), for 24 assisted living communities (the "Properties") in six states containing an aggregate of approximately 1,650 units. Fretus acquired the Properties from Marriott Senior Living Services, a subsidiary of Marriott International. Fretus is a private investment joint venture between Fremont Realty Capital ("Fremont"), which holds a 65% stake, with the remaining 35% minority stake held by an entity controlled by Mr. Baty and in which he holds an indirect 36% interest. Mr. Baty is also guarantor of a portion of the debt and the Baty-related entity is the administrative member of Fretus. Fretus, in turn, leased the Properties to us. We have no obligation with respect to the properties other than our responsibilities under the lease, which includes the option to purchase solely at our discretion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The Fretus lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for us to purchase the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee to us. The lease is a triple-net operating lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $25.0 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rental is approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold, commencing with the thirteenth month of the lease. The Properties in this lease transaction are all purpose-built assisted living communities in which we offer both assisted and memory loss services in selected communities. Rent expense under the Fretus lease was $5.9 million, $5.8 million, and $1.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

March 2002 Lease of Four Communities

In March 2002, we entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which we previously held an ownership interest in and two of which we previously leased from another lessor. A Baty-related entity held a 50% economic interest in one of the communities in which we had an interest. Preceding the HC REIT transaction, we purchased the Baty-related entity's economic interest for Baty’s investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. The other community in which we had an interest was 50% owned by an outside investor. Also preceding the HC REIT transaction, we purchased the remaining 50% interest in this community for $2.65 million. Subsequent to the two purchase transactions, we entered into a master lease arrangement with the REIT for all four communities and recognized a net loss of approximately $530,000, which is recorded in “Other, net” in the consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, we have a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0 million, that are being amortized over the lease period of 15 years. These leases were accounted for as capital leases in which we established on our balance sheet a capital lease obligation of $42.8 million and corresponding long-term assets under property and equipment of the same amount. The statement of operations includes charges for depreciation and interest based on this asset and liability.

Debt Consolidation

In March 2005, we closed a debt restructuring transaction that reduces the effective interest rate by approximately 2.75% on $21.4 million of debt, extends the maturity to February 2008, and improves annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

The REIT that financed the Emeritrust II transaction already held $6.8 million of our leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two financings, together with the $11.5 million leasehold mortgage financing related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at our option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios. We made a principal reduction

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

of $6.0 million on August 2, 2004. The balance on the note as of March 2, 2005, was approximately $19.5 million.

We modified the existing note in full substitution with Healthcare Realty Trust, Incorporated ("HRT"), an unrelated third party lender. Health Care REIT, Inc. (“HCN”) sold the loan to HRT, and assigned substantially all of the leasehold mortgages and all additional collateral securing the loan pursuant to a certain Loan Purchase Agreement between HCN, HRT, and us. We and HRT agreed to modify, amend, and restate the loan. The restated loan has a maturity date of February 28, 2008. Interest accrues on the principal amount outstanding at the fixed rate of 10% per annum. Commencing on the first day of the first month after the commencement date and on the first day of each month thereafter, we will make monthly interest only payments sufficient to pay all interest accrued. On the maturity date, the Company will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest and all charges, expenses, and other amounts payable by us to HRT. We will not have the privilege of prepaying on the note in whole or in part at any time without the prior written consent of HRT, at HRT's sole discretion. In addition, the note contains certain subjective default clauses, which, as a remedy, HRT may declare the loan to be immediately due and payable.

In connection with the loan modification, HRT also extended an additional $1.8 million to us on the same terms as the restated loan from HRT to pay off certain transaction cost advances that matured in March 2006 and had an interest rate of 12.0% (increasing to 12.5% in April 2005).

Alterra Transactions

In December 2003, we invested $7.7 million in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin, that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operates approximately 300 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and us. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the entity controlled by Mr. Baty and us.

On December 31, 2003, independent of the LLC, we acquired five assisted living communities, containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008.

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the consolidated statement of operations for the year ended December 31, 2004, under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

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

CPM-JEA Transactions

On April 1, 2004, we completed the first stage of a lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities were acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to us. On October 1, 2004, we completed the lease of another facility located in Joliet, Illinois, and on October 22, 2004, we entered into a lease for one community located in Cape May, New Jersey. Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default, these leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $174.1 million. We have leased 20 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $168.3 million, inclusive of transaction fees. Ten of the communities, all of which we managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, we entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. We also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by us of our promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. In connection with the transaction, we received payment on a $2.7 million note receivable from a separate CPM entity. The communities are leased under four master leases with the independent REIT, each with a maturity date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of December 31, 2004, is approximately $1.2 million per month. Of the balance of $22.4 million of the REIT’s investment, $14.8 million representing two communities, closed in the first quarter of 2005, and the remaining amount of $7.6 million representing one community that will not be acquired.

On October 1, 2004, we entered into a lease for one community located in Corona, California.  The Corona community, which had been owned by Alterra Healthcare Corporation, was not a lease that was anticipated at the time of the original transaction.  The facility was acquired by the REIT for an approximate $3.2 million investment, inclusive of transaction fees and leased to us, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $3.7 million.

In March 2005, we entered into agreements covering the final two communities of lease transactions announced in March, 2004. One community had been previously managed by us and is located in Richland, Washington. This community offers assisted living services and was part of the CPM group. The second Community located in Lubbock, Texas, offers memory loss services and is a part of the JEA managed group of communities. It is new to our portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

HCP Transaction

On July 30, 2004, we completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP), an independent third party, and leased back to us for a 15-year initial lease period with two 10-year renewal options. These properties are included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. Certain features of the transaction, including a guarantee of the lease payments by Mr. Baty and a potential put option under certain defaults, constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting, requiring us to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by us, our consolidated financial statements continue to reflect the communities as owned and establish a financing obligation equal to the purchase price of $83.5 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

Sale of Community and Land

On August 9, 2004, we sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and we are carrying a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and includes principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. We recorded a gain related to this sale in discontinued operations of $700,000 in the third quarter 2004 financial statements as we have no continuing involvement in the community. The community provided independent living services to seniors. The operations and related gain on the sale are reflected as discontinued operations in our consolidated statements of operations.

On August 12, 2004, we sold undeveloped land located in Grand Terrace, California, for a cash price of $517,880.  We previously carried the land on our books at a basis of $235,000. We recorded a gain, net of closing costs, of $265,000 in Other, net in the condensed consolidated statements of operations for the year ended December 31, 2004.

On November 1, 2004, we sold a single community located in Issaquah, Washington, for cash of $9.6 million. Since we had a continuing involvement in the community until such time as the buyer was granted a license on January 7, 2005, to operate the community, we deferred the proceeds and associated gain of $1.3 million until that point and recorded the related assets at December 31, 2004, as held for sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes the transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total

December 31, 2002		18	67	[1]	85	95	180
		-	-		-	-	-
March 31, 2003		18	67		85	95	180
Sterling Park - disposition	Apr-03	-	-		-	(1)	(1)
Laurel Place - disposition	Apr-03	-	-		-	(1)	(1)
Northshore House - disposition	Apr-03	-	-		-	(1)	(1)
Lease of Eight Communities in May	May-03	-	8		8	-	8
June 30, 2003		18	75		93	92	185
Loss of Regent Management Contract	Jul-03	-	-		-	(11)	(11)
Carriage Hill	Jul-03	-	-		-	(1)	(1)
Park Place - disposition ALI	Aug-03	-	-		-	(1)	(1)
Sale-leaseback in connection with
repurchase of the Series A Preferred Stock	Aug-03	(4)	4	[2]	-	-	-
Emeritrust II Communities Lease	Sep-03	-	21	[3]	21	(21)	-
Loyalton Court of Scottsdale - disposition	Sep-03	-	-		-	(1)	(1)
Bestland Retirement (Camlu) - disposition	Sep-03	-	-		-	(1)	(1)
Charlton Place - disposition	Sep-03	-	-		-	(1)	(1)
September 30, 2003		14	100		114	55	169
Emeritus Oaks at Silverdale	Nov-03	-	1		1	-	1
Lease of Eight Communities from Baty	Dec-03	-	8	[4]	8	(8)	-
Five Community Mortgage Assumption	Dec-03	5	-		5	-	5
December 31, 2003		19	109		128	47	175
Madison Glen - disposition	Mar-04	-	-		-	(1)	(1)
March 31, 2004		19	109		128	46	174
CPM-JEA transactions	Apr-04	-	16	[3]	16	(8)	8
Autumn Ridge	Jun-04	-	1	[3]	1	(1)	-
The Terrace	Jun-04	-	1	[3]	1	(1)	-
June 30, 2004		19	127		146	36	182
HCP Transaction - sale-leaseback	Jul-04	(11)	11	[2]	-	-	-
Scottsdale Royale - sold	Aug-04	(1)	-		(1)	-	(1)
Baty/REIT Lease	Sep-04	-	17	[3]	17	(17)	-
September 30, 2004		7	155		162	19	181

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

	Month	Owned	Leased		Consolidated	Managed	Total
Manor at Essington	Oct-04	-	1	[3]	1	-	1
Arbor Gardens at Corona	Oct-04	-	1	[3]	1	-	1
Willows at York - disposition	Oct-04	-	-		-	(1)	(1)
Loyalton of Cape May	Oct-04	-	1	[3]	1	(1)	-
Hearthside of Issaquah - disposition	Nov-04	(1)	-		(1)	-	(1)
December 31, 2004		6	158		164	17	181

[1] Four of these leases are capital leases
[2] These 15 leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
[3] These leases are accounted for as capital leases in our consolidated financial statements.
[4] Five of these eight communities are reflected in our consolidated financial statements as capital leases.

[The remainder of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Discontinued Operations

On August 9, 2004, we sold an owned facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, we leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, we committed to sell another owned facility (“Hearthside of Issaquah”), which under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, qualifies as an asset held for sale. A current asset of $7.9 million was recorded on our financial statements and we discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004. Since we had a continuing involvement in the community until such time as the buyer was granted a license on January 7, 2005, to operate the community, we deferred the gain of $1.3 million until that point. Both transactions qualify for discontinued operations treatment under FASB Statement No. 144 and the results of discontinued operations is reported as a separate line item in the condensed consolidated statement of operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Year ended December 31,
	2004	2003	2002
Total revenue:
Hearthside of Issaquah	$2,936	$3,302	$3,188
Scottsdale Royale	305	406	545
Total	$3,241	$3,708	$3,733

Income (loss):
Hearthside of Issaquah	$313	$196	$324
Scottsdale Royale	678	(1,092)	(76)
Total	$991	$(896)	$248

Subsequent Event

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of our assisted living facilities. We are immediately appealing the verdict based on significant legal errors we believe occurred at the trial. We have posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. We have recorded a reserve on our consolidated balance sheet for the judgment against us with a corresponding charge on our consolidated statements of operations in 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Summary of Significant Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, health insurance, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are most significant to the judgments and estimates used in the preparation of our consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

*
For commercial general liability and professional liability insurance for 2004, we formed a wholly owned captive insurance company domiciled in the U.S. The insurance policy issued by the captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. We accrue losses based upon actuarial estimates of the total aggregate liability for claims occurring within the year, plus captive related expenses. Losses, whether within the self-insured retention, the policy limits, or exceeding policy limits are covered through a self-insurance pool agreement with all managed communities on a per unit of capacity basis. Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination. The captive was capitalized and the premium structure established pursuant to regulatory requirements. Emeritus pays premiums based in part on a fixed schedule and in part as losses are actually paid. The captive is subject to regulatory agency oversight and is reviewed for compliance with applicable law. Results from these reviews may change the timing or amount of subsequent funding.

*
For health insurance, we self-insure each covered member up to a certain level above which, for certain covered members, a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

*
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York, and the compulsory State Funds States) through a high deductible, fully collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The posted collateral is greater than expected annual losses. We contract with an independent third-party administrator to administer the claims; and paid claim expenses are drawn from a collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis based on actual payroll. The difference between the posted collateral and estimated actual losses is carried as an asset on the balance sheet. At policy expiration, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. Any premium adjustment for the differences between

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

estimated and actual payroll will first be applied to the accrued asset and then, if needed, as an adjustment to workers' compensation expense at the time such adjustment is determined. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. There is a reasonable expectation that the total incurred losses will be less than the posted collateral and the benefit of any over-collateralization will inure to the Company. We insure occupational injuries and illness in New York through participation in a self-insured group pool on a guaranteed cost insurance policy basis, with the premium payable monthly. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims, and claim expenses are paid by the insurer. For work-related injuries in Texas, we provide work related injury benefits through a qualified “Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan.” Claim expenses are paid as incurred and estimated losses are accrued on a monthly basis based on actual payroll. An insurance policy is in place to cover liability losses in excess of a deductible amount. We contract with an independent third-party administrator to manage the claims.

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

*
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized which at this time shows a net asset valuation of zero. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

*
We account for impairment of long-lived assets, which include property and equipment, investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual communities. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

*
We account for leases as either operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property, or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property. Properties under operating leases are not included on the balance sheet and are accounted for in the statement of operations as facility lease expense for actual rent paid to the extent any increases in rent is considered to be contingent and not determinable. In cases where there are rent escalator provisions that have fixed or determinable increases, the operating leases are accounted for as the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective leases and less facility lease expense than the actual rent paid in the later years of the lease. Those leases that meet one of the criteria described above cannot be accounted for as operating leases but are accounted for as capital leases. For properties under capital lease arrangements, a liability is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term, and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. Typically, capital lease treatment results in greater depreciation and interest than actual lease payments paid in the early years of the leases and less depreciation and interest than actual rent paid in the later years of the leases. Properties that are sold and leased-back and for which we have continuing involvement are accounted for as financings, in which the property remains on the balance sheet and a financing obligation is recorded generally equal to the purchase price of the properties sold. The impact on the statement of operations is similar to a capital lease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Common-size Statements of Operations and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period:

				Year-to-Year
	Percentage of Revenues			Percentage Increase
	Years Ended December 31,			(Decrease)
	2004	2003	2002	2004-2003	2003-2002

Revenues:	100.0%	100.0%	100.0%	56.7%	34.5%
Expenses:
Community operations	69.4	60.9	60.4	78.5	35.6
General and administrative	8.3	11.8	14.0	9.3	13.9
Depreciation and amortization	10.3	6.0	6.0	169.8	34.4
Facility lease expense	12.0	16.7	18.0	13.5	24.4
Total operating expenses	100.0	95.4	98.4	64.2	30.4
Income (loss) from continuing operations	-	4.6	1.6	N/A	288.1
Other income (expense)
Interest income	0.2	0.3	0.3	(10.4)	65.6
Interest expense	(13.3)	(9.2)	(9.0)	126.1	37.8
Other, net	0.5	1.0	2.7	(21.9)	(51.0)
Net other expense	(12.7)	(7.9)	(6.0)	150.3	76.7
Loss from continuing operations before income taxes	(12.7)	(3.3)	(4.4)	496.2	1.0
Provision for income taxes	(0.4)	(0.2)	-	184.2	N/A
Loss from continuing operations	(13.1)	(3.5)	(4.4)	478.0	7.2
Income (loss) from discontinued operations	0.3	(0.5)	0.1	N/A	N/A
Net loss	(12.8%)	(4.0%)	(4.3%)	401.7%	25.2%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the Years Ended December 31, 2004 and 2003

Total Operating Revenues: Community revenue and other service revenue for the year ended December 31, 2004, increased by $120.6 million to $313.3 million from $192.7 million in 2003, or 62.6%. This increase is primarily due to additional revenue related to the acquisition or lease of 81 communities from January 1, 2003, to the end of 2004, of which 43 occurred prior to December 31, 2003. Of the 81 communities, we had formerly managed 57. These additional communities represent an increase in revenue of approximately $110.7 million for 2004. The remaining increase of $9.9 million, or 8.2%, is primarily due to an increase in occupancy rate and average revenue per unit. Our occupancy rate increased by 4.8 percentage points to 82.2% for 2004 from 77.4% for 2003. Occupancy grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels. Average monthly revenue per unit was $2,861 for 2004 compared to $2,767 for 2003, an increase of approximately $94, or 3.4%. Revenue per unit was adversely affected by restructures in pricing, including the offering of incentives in certain competitive markets to induce improved occupancy levels. The increase in revenue per unit was primarily attributable to amortization of deferred move-in fees that was higher in 2004 than in 2003.

Management fees decreased by $5.6 million in the year ended December 31, 2004, compared to 2003. This is primarily due to the termination, expiration, or sale of various communities under management contracts during 2003 and 2004. During 2003 and 2004, we terminated management agreements related to 78 communities, 57 of which we now lease.

Community Operations: Community operating expenses for the year ended December 31, 2004, increased $97.0 million to $220.6 million from $123.6 million for 2003, or 78.5%. This increase is primarily due to increasing the acquisition or lease of 81 communities referred to above, which accounted for approximately $70.9 million of the increase. Additional liability insurance expense of $18.7 million was recorded primarily related to the adverse judgment against us as described under "Legal Proceedings." The balance of the increase in community operating expenses of $7.4 million was due to increases in personnel costs and increases in insurance, repairs and maintenance, food services, utilities, supplies, bad debts, and property taxes. Excluding the reserves and accruals related to the litigation referred to above, community operating expenses as a percentage of total operating revenue increased to 63.5% in 2004 from 60.9% in 2003, primarily as a result of the additional insurance costs .

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2004, increased $2.3 million to $26.3 million from $24.0 million for 2003, or 9.3%. As a percentage of total operating revenues, G&A expenses decreased to 8.3% for 2004, compared to 11.8% for 2003, primarily as a result of increased revenue arising from the acquisition or lease of the 81 communities referred to above. We experienced increases of approximately $1.7 million in personnel costs, which represented both added personnel and compensation increases (including a salary for Mr. Baty, who received no salary prior to 2004). The rest of the increase was primarily due to increases in legal and accounting fees related to our restated financial statements and compliance with the Sarbanes-Oxley Act and related securities laws. Since approximately 9.4% of the communities we operated were managed rather than owned or leased at December 31, 2004 (26.9% at December 31, 2003), G&A expense as a percentage of operating revenues for all communities, including managed communities for which the operating revenue is not included in our consolidated financial statements, may be more meaningful for industry-wide and year-to-year comparisons. These percentages were 6.5% and 6.3% for 2004 and 2003, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2004, increased $20.6 million to $32.7 million from $12.1 million for 2003.  The increase was primarily the result of depreciation arising from capital lease treatment associated with the leasing of 64 additional communities since January 1, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003, the CPM/JEA transaction at April 1, 2004, and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust I communities lease at October 1, 2004), and depreciation associated with five communities acquired from Alterra through mortgage financing in December 2003, all of which are discussed in "Significant Transactions". In 2004, this represents 10.3% of total operating revenues compared to 6.0% for 2003.
Facility Lease Expense: Facility lease expense for the year ended December 31, 2004, was $38.4 million compared to $33.8 million for the year ended December 31, 2003, representing an increase of $4.6 million, or 13.5%. Approximately $3.6 million of the increase represents rental expense from the eight communities we began leasing in May 2003, four communities which we began leasing in December 2003, and a single community we began leasing in June 2004. The balance of the increase is attributable to performance-based lease inflators of existing leases. We leased 75 communities under operating leases as of December 31, 2004, compared to 76 communities as of December 31, 2003. Facility lease expense as a percentage of revenues was 12.0% and 16.7% for the years ended December 31, 2004 and 2003, respectively.

Interest Income: Interest income for the year ended December 31, 2004, was $595,000 versus $664,000 for the year ended December 31, 2003. This decrease was primarily attributable to an interest-bearing note that was paid off in the first quarter of 2004.

Interest Expense: Interest expense for the year ended December 31, 2004, was $42.4 million compared to $18.8 million for the year ended December 31, 2003. an increase of $23.7 million, or 126.1%. Of this amount, $1.7 million resulted from the write-off of loan fees associated with the financing transaction involving 11 communities completed in July 2004. The balance of the increase of $22.0 million was primarily attributable to interest resulting from capital lease and financing treatment associated with the leasing of 64 additional communities since January 1, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003, the CPM/JEA transactions at April 1, 2004, HCP transactions at July 30, 2004 and the Emeritrust I communities lease at October 1, 2004), and mortgage interest expense resulting from the acquisition of five communities in December 2003, all of which are discussed in "Significant Transactions". As a percentage of total operating revenues, interest expense increased to 13.3% from 9.2% for the year ended December 31, 2004 and 2003, respectively.

Other, net: Other, net decreased by $442,000 to $1.6 million in income for the year ended December 31, 2004, from $2.0 million in income for the year ended December 31, 2003. The amount for 2004 includes a gain of $265,000 related to the Grand Terrace land sale, amortization of deferred gains of approximately $2.2 million, partially offset by our portion of Alterra’s net loss for December 2003 and January 2004 totaling $794,000, impairment of assets previously held for development of $447,000, and other smaller miscellaneous items. We changed our policy in relation to charging resident late fees on delinquent rent in October 2003, which resulted in income of $310,000 and $61,000 in 2004 and 2003, respectively. In 2004, we recognized income of $134,000 on investments in our non-qualified deferred compensation plan. The amount for 2003 includes a gain of $1.4 million on the sale of our investment in ARV Assisted Living common stock in April 2003 and amortization of deferred gains of approximately $932,000 related to two transactions, in 2003.

Income taxes.  The provision for income taxes for the year ended December 31, 2004, was principally due to the HCP sale-leaseback of properties occurring in July 2004 that generated approximately $32.0 million of taxable gain.  This gain and other taxable income create Federal alternative minimum tax and state income and franchise tax liabilities of approximately $1.2 million. The 2003 provision for income taxes relates to sale-leaseback of properties that occurred in the third quarter of 2003.

Net Income (Loss) and Property-Related Expense: In comparing the net losses for 2003 and 2004 it is important to consider our property-related expenses, which includes depreciation and amortization, facility lease expense and interest expense that is directly related to our communities, and which includes capital lease accounting treatment, finance accounting treatment or straight-line accounting treatment of rent

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

The net loss reflected in our consolidated statement of operations for the year ended December 31, 2004, was $40.5 million, including the reserves from the $18.7 million accrual related to litigation referred to above.  Our property-related expense for this period was $113.5 million, of which $94.5 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period were $75.2 million.  Correspondingly, the net loss of $8.1 million for the year ended December 31, 2003, reflected property-related expense of $64.7 million, of which $45.7 million was associated with our leases. Our actual capital and operating lease payments for this period were $41.0 million.  The increase in total property-related expense is due primarily to the acquisition and lease of 81 additional communities since January 1, 2003.  The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $4.7 million for the year ended December 31, 2003, compared to $19.3 million for the year ended December 31, 2004, an increase of $14.6 million.  This increase is primarily attributable to capital lease accounting treatment of leases for 64 of the 81 communities referred to above.

It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income (Loss) from Discontinued Operations:  Income from discontinued operations for the year ended December 31, 2004, was approximately $991,000 compared to a loss of $896,000 for the comparable period in 2003. Discontinued operations for the year ended December 31, 2004, included a gain on sale of one facility of approximately $687,000 and for the year ended December 31, 2003, included a loss on impairment of an asset of $950,000.

Preferred dividends: For the year ended December 31, 2004 and 2003, the preferred dividends were approximately $3.7 million and $6.2 million, respectively. This decrease of $2.5 million is primarily due to a decrease of $2.3 million in dividends for the Series A preferred stock and an decrease of $198,000 in dividends for the Series B preferred stock. The Series A preferred stock was repurchased in July and August 2003. For the last eighteen quarters, we have not declared cash dividends on our preferred stock but have been accruing such accumulated and unpaid dividends. The terms of our preferred stock provide that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates is $1.4 million and $1.7 million for 2004 and 2003, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the Years Ended December 31, 2003 and 2002

Total Operating Revenues: Total operating revenues for the year ended December 31, 2003, increased by $52.0 million to $202.9 million from $150.9 million in 2002, or 34.5%. Approximately $36.3 million of the increase reflects revenue from 24 communities that we began leasing in late 2002 and eight communities we began leasing in the second quarter of 2003. The balance of the change in revenue is primarily the result of increases in the average monthly revenue per unit due to our rate enhancement program and fewer managed communities throughout 2003 compared to 2002. Average monthly revenue per unit was $2,767 for 2003 compared to $2,577 for 2002, an increase of approximately 7.4%. These increases were partially offset by a decrease in the occupancy rate of 3.5 percentage points to 77.4% for 2003 from 80.9% for 2002. Management fees decreased by $649,000 in the year ended December 31, 2003, compared to 2002. This is primarily due to the termination, expiration, or sale of various communities under management contracts during 2003. As of December 31, 2003, we managed 47 communities compared to 96 as of December 31, 2002, a decline of 48 managed communities. Of the 48 previously managed communities, 29 were leased and included in our consolidated portfolio at December 31, 2003.

Community Operations: Community operating expenses for the year ended December 31, 2003, increased $32.4 million to $123.6 million from $91.2 million for 2002, or 35.6%. Approximately $28.0 million of the increase reflects operating expense from 24 communities that we began leasing in October 2002 and eight communities we began leasing in the second quarter of 2003. The balance of this change was due to increases in personnel costs and increases in utilities, food services, health, and workers’ compensation insurance premiums. Community operating expenses as a percentage of total operating revenue increased to 60.9% in 2003 from 60.4% in 2002, primarily as a result of these increased expenses.

General and Administrative: General and administrative (G&A) expenses for the year ended December 31, 2003, increased $2.9 million to $24.0 million from $21.1 million for 2002, or 13.9%. We experienced increases of approximately $2.7 million in personnel costs related to acquisitions, health and workers’ compensation insurance, and other acquisition related expenses. As a percentage of total operating revenues, G&A expenses decreased to 11.8% for 2003, compared to 14.0% for 2002, primarily as a result of increased revenues due to additional communities in our consolidated portfolio. Since approximately 25% of the communities we operated were managed rather than owned or leased, G&A expense as a percentage of operating revenues for all communities, including managed communities for which the operating revenue is not included in our consolidated financial statements, may be more meaningful for industry-wide comparisons. These percentages were 6.3% and 6.1% for 2003 and 2002, respectively.

Depreciation and Amortization: Depreciation and amortization for the year ended December 31, 2003, and 2002, were approximately $12.1 million and $9.0 million, respectively. The increase was primarily the result of additional depreciation resulting from capital lease treatment of the Emeritrust II lease and the March 2002 four communities lease, which are discussed under “Significant Transactions”. In both 2003 and 2002, this represents 6.0% of total operating revenues.
Facility Lease Expense: Facility lease expense for the year ended December 31, 2003, was $33.8 million compared to $27.2 million for the year ended December 31, 2002, representing a increase of $6.6 million, or 24.4%. This increase reflects rental expense from 24 communities that we began leasing in October 2002 and eight communities we began leasing in the second quarter of 2003. Rental increases of approximately $1.2 million based on community performance under certain of our leases in 2003 was offset by the termination of leases for two communities in 2002. We leased 76 communities under operating leases as of December 31, 2003, compared to 63 communities as of December 31, 2002. Facility lease expense as a percentage of revenues decreased to 16.7% from 18.0% for the years ended December 31, 2003, and 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Interest Income: Interest income for the year ended December 31, 2003, was $664,000 versus $401,000 for the year ended December 31, 2002. This is primarily attributable to a higher return on certain restricted deposits related to a sale-leaseback transaction in the fourth quarter of 2002.

Interest Expense: Interest expense for the year ended December 31, 2003, was $18.8 million compared to $13.6 million for the year ended December 31, 2002. This increase of $5.2 million, or 37.8%, is primarily attributable to higher amounts of outstanding debt in 2003 compared to 2002, and to additional interest resulting from capital lease treatment of the Emeritrust II lease and the March 2002 lease of four communities, and the finance accounting treatment of the sale-leaseback transaction in connection with the repurchase of the Series A Preferred Stock, all of which are discussed in "Significant Transactions". As a percentage of total operating revenues, interest expense increased to 9.2% from 9.0% for the year ended December 31, 2003 and 2002, respectively.

Other, net: Other, net decreased by $2.1 million to $2.0 million in income for the year ended December 31, 2003, from $4.1 million income for the year ended December 31, 2002. The amount for 2003 includes a gain of $1.4 million on the sale of our investment in ARV Assisted Living common stock in April 2003 and amortization of deferred gains of approximately $700,000 related to two transactions, in 2003. The amount for the year 2002 includes a $5.1 million gain related to discounts we received upon the payoff of existing financing, net of certain costs related to the transaction. This gain was offset by approximately $1.2 million in write-offs of existing loan fees related to a sales-leaseback transaction and a refinancing transaction.

Income taxes. Income taxes are due primarily because of gains on sale-leaseback transactions involving several communities in the third quarter of 2003, which have been deferred for accounting purposes. We were required to pay an alternative minimum income tax for 2003 on our federal income tax return and, in certain states that have alternative minimum income tax provisions, we paid income or franchise tax.

Income (Loss) from Discontinued Operations: Loss from discontinued operations for the year ended December 31, 2003 was approximately $896,000 compared to an income of $247,000 for the comparable period in 2002. Discontinued operations for the year ended December 31, 2003, included a loss on impairment of an asset of $950,000.

Preferred dividends: For the year ended December 31, 2003 and 2002, the preferred dividends were approximately $6.2 million and $7.3 million, respectively. This decrease of $1.1 million is primarily due to a decrease of $1.4 million in dividends for the Series A preferred stock, partially offset by an increase of $256,000 in dividends for the Series B preferred stock. The Series A preferred stock was repurchased in July and August 2003. For the last fourteen quarters prior to December 31, 2003, we had not declared cash dividends on our preferred stock but have been accruing such accumulated and unpaid dividends. The terms of our preferred stock provide that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates is $1.7 million and $2.1 million for 2003 and 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Three months ended December 31, 2004, and 2003:

We operated 83 owned or leased communities on a comparable basis during both the three months ended December 31, 2004 and 2003. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses and any reserve related to the adverse judgment against us as described under "Legal Proceedings," for the three months ended December 31, 2004 and 2003.
	Three Months ended December 31,
	(In thousands)
			Dollar	% Change
	2004	2003	Change	Fav / (Unfav)
Revenue	$48,317	$44,379	$3,938	8.9%
Community operating expenses	(31,081)	(27,746)	(3,335)	(12.0)
Community operating income	17,236	16,633	603	3.6
Depreciation & amortization	(2,295)	(2,313)	18	0.8
Facility lease expense	(7,997)	(7,899)	(98)	(1.2)
Operating income	6,944	6,421	523	8.1
Interest expense, net	(3,377)	(3,706)	329	8.9
Operating income after interest expense	$3,567	$2,715	$852	31.4%

The same communities represented $48.3 million or 51.4% of our total revenue of $94.1 million for the fourth quarter of 2004. Same community revenues increased by $3.9 million or 8.9% for the quarter ended December 31, 2004, from the comparable period in 2003. This was primarily due to average occupancy which increased to 84.2% in the fourth quarter of 2004 from 77.5% in the fourth quarter of 2003, accounting for approximately $3.5 million of the increase. The remainder of the increase of $433,000 was due to the increase in the average monthly revenue per unit. Community operating expenses increased by $3.3 million to $31.1 million from $27.7 million. The increases in community operating expenses were primarily driven from census-related increases in salaries and personnel costs, repairs and maintenance, food costs, supplies, utilities, bad debts, and property taxes. Facility lease expense for the fourth quarter of 2004 increased primarily due to various rent escalators related to certain leased facilities. For the quarter ended December 31, 2004, our operating income after interest expense increased to $3.6 million from $2.7 million for the comparable period of 2003, primarily as a result of a combination of increased occupancy and rates, partially offset by increased community operating expenses. The reserve for the adverse judgment against us allocated to these communities was $9.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Year ended December 31, 2004, and 2003:

We operated 83 owned or leased communities on a comparable basis during both the twelve months ended December 31, 2004 and 2003. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses and any reserve related to the adverse judgment against us as described under "Legal Proceedings," for 2004 and 2003.

	Year Ended December 31,
	(In thousands)
			Dollar	% Change
	2004	2003	Change	Fav / (Unfav)
Revenue	$184,846	$174,807	$10,039	5.7%
Community operating expenses	(119,012)	(113,084)	(5,928)	(5.2)
Community operating income	65,834	61,723	4,111	6.7
Depreciation & amortization	(9,130)	(9,094)	(36)	(0.4)
Facility lease expense	(31,739)	(31,071)	(668)	(2.1)
Operating income	24,965	21,558	3,407	15.8
Interest expense, net	(16,219)	(13,779)	(2,440)	(17.7)
Operating income after interest expense	$8,746	$7,779	$967	12.4%

The same communities represented $184.8 million or 58.1% of our total revenue of $317.9 million for the year ended December 31, 2004. Same community revenues increased by $10.0 million or 5.7% for the year ended December 31, 2004, from the year ended December 31, 2003. The increase in revenue per unit was primarily attributable to amortization of deferred move-in fees that was higher in 2004 than in 2003. The increase in occupancy to 80.7% in 2004 from 77.6% in 2003 accounted for approximately $5.8 million of the increase. We had an increase in same community average monthly revenue per unit to $2,849 for 2004, from $2,781 for 2003. This is an increase of $68 or 2.4%, and accounted for approximately $4.2 million of the increase. Community operating expenses increased by $5.9 million to $119.0 million from $113.1 million. The increases in community operating expenses were primarily driven by census-related increases in salaries and personnel costs, repairs and maintenance, food costs, bad debts, supplies, utilities, property taxes, insurance, and travel. Facility lease expense for the year ended December 31, 2004, increased primarily due to variable rent escalators related to certain leased communities. For the year ended December 31, 2004, our operating income after interest expense increased to $8.7 million from $7.8 million for 2003, primarily as a result of a combination of increased occupancy and rates, partially offset by increased community operating expenses. The reserve for the adverse judgment against us allocated to these communities was $9.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources

For the year ended December 31, 2004, net cash provided by operating activities was $22.1 million compared to $8.4 million for the prior year. Depreciation and amortization provided cash of $32.9 million. Increases in current liabilities provided cash of approximately $32.9 million primarily due to an increase in other current liabilities of $25.7 million. Net cash used in increases in current assets were approximately $4.1 million, primarily from increases in prepaid expenses.

Net cash used in investing activities amounted to $3.4 million for the year ended December 31, 2004, and was comprised primarily of management and lease acquisition costs of $8.8 million, acquisition of property and equipment of $4.5 million, advances to affiliates of $1.5 million, and acquisitions of assets in lease transactions of $1.1 million. This was partially offset by proceeds from sale of property and equipment of $11.4 million. Net cash used in investing activities amounted to $10.5 million for the year ended December 31, 2003, and was comprised primarily of management and lease acquisition costs of $12.6 million, a $7.7 million investment in Alterra, which includes transaction costs, acquisition of property and equipment of $2.7 million, and the purchase of a minority partner's interest of $2.5 million, which was partially offset by proceeds from sale of property and equipment of $11.3 million, proceeds from sale of investment securities of $2.9 million, and repayment of advances to affiliates of $1.5 million.

For the year ended December 31, 2004, net cash used in financing activities was $14.3 million primarily from long-term debt repayments of $33.2 million, repayment of capital lease and financing obligations of $8.8 million, and an increase in restricted deposits of $336,000, partially offset by proceeds from long-term borrowings of $26.6 million. For the year ended December 31, 2003, net cash provided by financing activities was $1.2 million primarily from the repurchase of Series A Preferred Stock for $20.5 million, repayment of capital lease and financing obligations of $4.8 million, and an increase in restricted deposits of $1.6 million, offset by proceeds from long-term borrowings and financings of $28.8 million.

We have incurred significant operating losses since our inception and have a working capital deficit of $71.9 million, although $14.7 million represents deferred revenue and unearned revenue and $10.5 million of preferred dividends is due only if declared by our board of directors, who are currently discussing declaring and paying the dividends in arrears on the Series B preferred stock to the extent financing is available. No agreement has been reached. Additionally due to the adverse judgment against us as described under “Legal Proceedings” an additional reserve was recorded for $18.7 million in accordance with our self-insured pool agreement as discussed under "Summary of Significant Accounting Policies and Use of Estimates." We believe there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. We are appealing the verdict and on March 16, 2005, have posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. We have $32.0 million of 6.25% convertible subordinated debentures that will come due January 1, 2006. Of the $32.0 million, $21.5 million is owned by directors and officers or their affiliates (see Note “(9) Convertible Debentures” of “Notes to Consolidated Financial Statements”). In 2004, 2003, and 2002, we reported positive net cash from operating activities in our consolidated statements of cash flows. At times in the past, however, we have been dependent upon third party financing or disposition of assets to fund operations and we cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In March 2005, we closed a debt restructuring transaction that reduces the effective interest rate by approximately 2.75% on $21.4 million of debt, extends the maturity to February 2008, and improves annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

On September 30, 2003, we consolidated three previous financings with Health Care REIT, Inc. (“HCN”) into a single $25.8 million leasehold mortgage financing, secured by 32 communities and maturing on June 30, 2007. The debt had interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan required monthly payments of interest during the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. We made a cash principal reduction of $6.0 million on August 2, 2004. The balance on the note as of March 2, 2005, was approximately $19.5 million.

We modified the existing note in full substitution with Healthcare Realty Trust, Incorporated ("HRT"), an unrelated third party lender. HCN sold the loan to HRT, and assigned substantially all of the leasehold mortgages and all additional collateral securing the loan pursuant to a certain Loan Purchase Agreement between HCN, HRT, and us. We and HRT agreed to modify, amend, and restate the loan. The restated loan has a maturity date of February 28, 2008. Interest accrues on the principal amount outstanding at the fixed rate of 10% per annum. Commencing on the first day of the first month after the commencement date and on the first day of each month thereafter, we will make monthly interest only payments sufficient to pay all interest accrued. On the maturity date, we will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest and all charges, expenses, and other amounts payable by us to HRT. We will not have the privilege of prepaying on the note in whole or in part at any time without the prior written consent of HRT, at HRT's sole discretion. In addition, the note contains certain subjective default clauses, which, as a remedy, allows HRT to declare the loan to be immediately due and payable.

In connection with the loan modification, HRT also extended an additional $1.8 million to us on the same terms as the restated loan from HRT to pay off certain transaction cost advances that matured in March 2006 and had an interest rate of 12.0% (increasing to 12.5% in April 2005).

In 2002, and continuing in the first quarter of 2003 we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time we will need to refinance or otherwise repay the obligations. As a consequence of our property and lease transactions in 2004, our long-term debt has decreased from $141.1 million at December 31, 2003, to $54.7 million at December 31, 2004, our obligations under operating leases have decreased from $358.3 million to $321.9 million, and our capital lease and financing obligations have increased from $221.1 million to $629.5 million. In particular, the number of communities we lease increased from 109 at December 31, 2003 to 158 at December 31, 2004. We believe that, on the basis of the operating results of these communities (many of which we managed) prior to the commencement of the leases, the cash flow from such communities will be adequate to support the increased lease obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 6 owned assisted living properties and 154 operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, we are required to maintain the leased properties in a reasonable and prudent manner. For the year ended December 31, 2003, we expected to be in compliance at least through 2004 and for the foreseeable future. However, in 2004, we were in violation of one or more covenants in certain of our leases, but have been able to obtain waivers from the owners such that we were still deemed to be in compliance and thus, were not in default.

Management believes that we will be able to sustain positive operating cash flow at least through 2005 and for the foreseeable future and will have adequate cash from operations for all necessary investing and financing activities including required debt service and capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at December 31, 2004, exclusive of the refinancing discussed above (In thousands):

	Principal Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, including current portion	$54,661	$4,133	$25,433	$21,457	$3,638
Capital lease and financing obligations including current portion	629,524	15,479	39,883	53,122	521,040
Operating leases	321,912	36,998	75,517	77,535	131,862
Convertible debentures	32,000	-	32,000	-	-
	$1,038,097	$56,610	$172,833	$152,114	$656,540

The following table summarizes interest on our contractual obligations at December 31, 2004, (In thousands):

	Interest Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$14,685	$4,874	$7,531	$1,737	$543
Capital lease and financing obligations	404,982	41,745	80,179	74,369	208,689
Convertible debentures	3,000	2,000	1,000	-	-
	$422,667	$48,619	$88,710	$76,106	$209,232

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Recent Accounting Pronouncements

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

We have evaluated the impact of FIN No. 46R on all our current related-party management agreements, including those more fully discussed under the section denoted as “Emeritrust Transactions”, as well as other management agreements and other arrangements with potential VIE's. We doe not believe we have any VIE's that require consolidation.

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

In December 2004, the FASB issued FASB Statement No. 123 Revised (R) “Share-Based Payment”. This statement requires us to recognize in the income statement expense for compensation cost related to share based payments including stock options and employee stock purchase plans. FASB No. 123R would eliminate our ability to account for share-based awards to employees using APB Opinion 25, “Accounting for Stock Issued to Employees” and would require that the transactions use a fair value method as of the grant date. FASB 123R addresses the accounting for transactions in which we receive employee services in exchange for equity instruments or liabilities that are based on the fair value of our equity instruments or that may be settled through the issuance of such equity instruments. FASB 123R is effective for us after June 15, 2005. We are currently evaluating the impact of this statement on our financial statements.

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

We have incurred losses since we began doing business and may continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business. For 2004, 2003, and 2002, we recorded net losses before preferred dividends of $40.5 million, $8.1 million, and $6.5 million, respectively (as discussed in detail under “Net Income (Loss) and Property-Related Expense” in “Comparison of the Years Ended December 31, 2004 and 2003”). We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities, as well as our inability (along with much of the assisted living industry) to increase occupancy rates at our communities, were among the causes of these losses. To date, at many of our communities, we have been generally able to stabilize occupancy and rate structures to levels that have resulted in positive cash flow but not earnings for the company as a whole. Our operations may not become profitable in line with our current expectations or may not become profitable at all.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and leases. At December 31, 2004, we had total debt of $54.7 million, with minimum principal payments of about $4.1 million due in 2005. At December 31, 2004, we were obligated under both long-term operating and capital leases requiring minimum annual cash lease payments of which $94.2 million is payable in 2005. In addition, we will have approximately $5.3 million and $20.1 million in principal amount of debt repayment obligations that become due in 2006 and 2007, respectively. We also have $32.0 million of debentures that are due on January 1, 2006. If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on our communities secured by the respective indebtedness or, in the case of an operating lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of cross-default and cross-collateralization provisions in certain of our

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

mortgage and sale-leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions. A substantial portion of our future cash flow will be devoted to debt service and lease payments. In the past, we have frequently been dependent on third party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future. In addition, we are periodically required to refinance these obligations as they mature. As a consequence of acquisitions of communities, we have substantially increased our leverage in 2004. Our long-term debt has decreased from $141.1 million at December 31, 2003, to $54.7 million at December 31, 2004, but, our obligations under long-term leases, both capital and operating, have increased from $579.4 million to $1,356.4 million. These circumstances reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates that would result in positive earnings. In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis. Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities. While our occupancy levels increased in 2004, during the last three years prior to that, occupancy levels declined, although 2003 occupancy was nearly flat, excluding the effects of acquired communities. We cannot guarantee that our occupancy levels will increase.

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

Our liability insurance may be insufficient to cover the liabilities we face. In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories. Many of these suits involve large claims and significant legal costs. We expect we occasionally will face such suits because of the nature of our business. For general liability and professional liability insurance for 2004, we formed a wholly owned captive insurance company domiciled in the U.S, which provides general and professional liability on a claims made basis. Because we are responsible for a self-insured retention, funding losses up to the captive limits through premiums or paid in capital and losses in excess of the captive limits, we are ultimately responsible for the full loss of professional and general liability claims. Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. We currently do not carry general and professional liability insurance other than through our captive insurance subsidiary and although we review our liability insurance annually, we may not be able to obtain third party liability insurance coverage in the future or, if available, on acceptable terms. During the past several years, retained losses relating to high self-insured retention and annual premiums have increased significantly, which have substantially increased our costs associated with insurance and claims defense. In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of our assisted living facilities. We are immediately appealing the verdict.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

We face risks associated with selective acquisitions. We intend to continue to seek selective acquisition opportunities. However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions. The acquisition of communities presents a number of risks. Existing communities available for acquisition may frequently serve or target different market segments than those we presently serve. It may be necessary in these cases to reposition and renovate acquired communities or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives. In the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures. As a consequence, we currently plan to target assisted living communities with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost. Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations. We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis. We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.

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

Market forces could undermine our efforts to attract seniors with sufficient resources. We rely on our residents’ abilities to pay our fees from their own or familial financial resources. Generally, only seniors with income or assets meeting or exceeding the comparable median in the region where our assisted living communities are located can afford our fees. Inflation or other circumstances may undermine the ability of seniors to pay for our services. If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline.

Our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents. We compete with other providers of assisted living services and long-term care in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain management personnel responsible for the day-to-day operations of each of our communities. If we are unable to attract or retain qualified communitiy management personnel, our results of operations may suffer. In addition, possible shortages of nurses or trained personnel may require us to enhance our wage and benefits packages to compete in the hiring and retention of personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. As a result of these and other factors, our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Our chief executive officer has personal interest that may conflict with ours due to his interest in Holiday Retirement Corporation and Columbia-Pacific Group, Inc. Mr. Baty is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty’s varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance new facilities. Columbia-Pacific and affiliated partnerships operate assisted living communities and independent living facilities, many of which we manage under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

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

We have entered into agreements with a number of entities that are owned or controlled by Mr. Baty, whose interests with respect to these companies occasionally may conflict with ours. We have entered into agreements, including most of our management agreements, with a number of entities that are owned or controlled by Mr. Baty. Under these agreements, we provide management and other services to senior housing and assisted living communities owned by these entities and we have material agreements with these entities relating to the purchase, sale, and financing of a number of our operating communities. There is a risk that the administration of these and any future arrangements could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be consistent at all times.

Some of our recent transactions and the operations of certain communities that we manage are supported financially by Mr. Baty with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support. The company has 7 communities owned by entities controlled by Mr. Baty which involve limited guarantees by Mr. Baty and rely on his direct and indirect ownership of the communities involved.  As described in the “Fretus Lease” Mr. Baty is guarantor of a portion of the debt and is the administrative member of Fretus.  As described above under "HCP Transaction" and in accordance with an amendment to the lease, effective July 30, 2004, Mr. Baty unconditionally and irrevocably guaranteed the payment when due of all costs, expense, fees, rents and other sums payable by us in the full, faithful and prompt performance when due.  The guaranty is limited to an aggregate amount of $3,000,000. The guaranty is still in place and Mr. Baty has not been called upon for any payments. The company has paid no consideration to Mr. Baty for the guaranty. As described under "Emeritrust I Communities Lease" and in accordance with an amendment to the lease, effective September 30, 2004, Mr. Baty personally guaranteed the prompt payment and performance of the lease obligations. The guaranty is still in place and Mr. Baty has not been called upon for any payments. The company has paid Mr. Baty consideration based upon the cash flow agreement as described above under the "Emeritrust I Communities Lease." We believe that we would be unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support. The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be consistent at all times. In addition, we cannot guarantee that such support will be available in the future.

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

Our share ownership and certain other factors may impede a proposed takeover of our business. As of February 28, 2005, Mr. Baty controls about 43% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 71% of the voting power of our outstanding common and preferred stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments entered into for purposes other than trading that are sensitive to changes in interest rates. For our debt and capital lease and financing obligations, the table presents principal repayments in thousands of dollars and current weighted averages of interest rates on these obligations as of December 31, 2004. For our debt obligations with variable interest rates, the rate presented reflect the current rate in effect at the end of 2004.

	Expected maturity date (In thousands)
	2005	2006	2007	2008	2009	Thereafter	Total	Fair value	Average interest rate
Long-term debt:
Fixed rate	$18,981	$23,685	$41,632	$46,234	$28,345	$524,678	$683,555	$583,160	6.84%
Variable rate	$631	$-	$-	$-	$-	$-	$631	$631	5.14%

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At December 31, 2004, our variable rate borrowings totaled approximately $631,000. Currently, all our variable rate borrowings are based upon the prime rate.

Additionally, we have certain operating lease obligations based on LIBOR which are subject to a LIBOR floor of 2.75%. As of December 31, 2004, the LIBOR rates were above the floor. If LIBOR interest rates were to average 2% more, our annual facility lease expense and net loss would increase by approximately $0.7 million for the Fretus lease. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of December 31, 2004, and does not consider changes in the actual level of borrowings that may occur subsequent to December 31, 2004. As LIBOR rates continue to increase above the floor, we will be exposed to higher interest expense costs which manifest themselves in the form of additional lease expense. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Report of Independent Registered Public Accounting Firm are listed after Item 15 and are included beginning on Page F-1.

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

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we and our independent auditors have identified material weaknesses in our internal controls and procedures as they existed as of December 31, 2004.

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

Based on this evaluation and subject to the information set forth in this Item 9A, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were inadequate as of December 31, 2004. The evaluation has revealed no evidence of any fraud, intentional misconduct or concealment on the part of Company personnel.

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

The certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. The officer certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.

Changes in internal controls

There were no changes during the fourth quarter of 2004 in the Company’s internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to "Executive Officers of the Registrant" in Part I of this Form 10-K and in our definitive Proxy Statement relating to our 2005 annual meeting of shareholders (the "Proxy Statement") to be filed with the SEC pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2004, including the 1995 Stock Incentive Plan and the Employee Stock Purchase Plan. The material terms of each of these plans and arrangements are described in note 12 to the December 31, 2004, consolidated financial statements.

			Number of shares remaining	Total of
	Number of shares to be		available for future issuance	shares
	issued upon exercise of	Weighted-average exercise	under equity compensation	reflected in
	outstanding options,	price of outstanding options,	plans (excluding shares	columns (a)
	warrants and rights	warrants and rights	reflected in column (a)) (1)	and (c)
Plan Category	(a)	(b)	(c)	(d)

Equity compensation plans
approved by shareholders	1,558,954	$3.06	488,415	2,047,369

Equity compensation plans
not approved by shareholders	-	-	-	-

Total	1,558,954	$3.06	488,415	2,047,369

__________________

(1) Represents 224,025 shares available for purchase under the Employee Stock Purchase Plan and 264,390 shares available for grant under the 1995 Stock Incentive Plan, which includes director stock options.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(1) FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

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

 (3) EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

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
		Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York, Heritage Health Center in
		Hendersonville, North Carolina. The following agreements are representative of those executed in connection with
		these properties:
	10.9.1	Lease Agreement dated March 29, 1996, between the registrant ("Lessee") and Health Care Property Investors,
		Inc. ("Lessor")(Exhibit 10.10.1).	(3)
	10.9.2	First Amendment Lease Agreement dated April 25, 1996, by and between the registrant ("Lessee") and Health
		Care Property Investors, Inc. ("Lessor") (Exhibit 10.10.2).	(3)

Footnote
Number	Description	Number
	10.9.3	Amended and Restated Master Lease Agreement dated September 18, 2002, between Health Care Property
		Investors, Inc., HCPI Trust, Texas HCP Holding, L.P. ("Lessor") and Emeritus Corporation, ESC III, L.P.
		("Lessee").	(27)
	10.9.4	Promissory Note between Emeritus Corporation ("Maker") Health Care Property Investors, Inc. ("Lender"), dated
		September 18, 2002.	(27)
10.11	Summer Wind in Boise, Idaho
	10.11.1	Lease Agreement dated as of August 31, 1995, between AHP of Washington, Inc. and the registrant (Exhibit
		10.18.1).	(1)
	10.11.2	First Amended Lease Agreement dated as of December 31, 1996, by and between the registrant and AHP of
		Washington, Inc.(Exhibit 10.16.2).	(5)
10.13	The Palisades in El Paso, Texas, Amber Oaks in San Antonio, Texas and Redwood Springs in San Marcos, Texas. The
	following agreements are representative of those executed in connection with these properties.
	10.13.1	Lease Agreement dated April 1, 1997, between ESC III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee") and Texas
		HCP Holding , L.P. ("Lessor") (Exhibit 10.4.1).	(6)
	10.13.2	First Amendment to Lease Agreement dated April 1, 1997, between Lessee and Texas HCP Holding , L.P. Lessor
		(Exhibit 10.4.2).	(6)
	10.13.3	Guaranty dated April 1, 1997, by the registrant ("Guarantor") in favor of Texas HCP Holding , L.P. (Exhibit 10.4.3).	(6)
	10.13.4	Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding , L.P.
		("Assignee")(Exhibit 10.4.4).	(6)
10.15	Green Meadows Communities
	10.15.1	Consent to Assignment of and First Amendment to Asset Purchase Agreement dated September 1, 1995, among
		the registrant, The Standish Care Company and Painted Post Partnership, Allentown Personal Car General
		Partnership, Unity Partnership, Saulsbury General Partnership and P. Jules Patt (collectively, the "Partnerships"),
		together with Asset Purchase Agreement dated July 27, 1995, among The Standish Care Company and the
		Partnerships (Exhibit 10.24.1).	(1)
	10.15.2	Agreement to Provide Administrative Services to an Adult Home dated October 23, 1995, between the registrant
		and P. Jules Patt and Pamela J. Patt (Exhibit 10.24.6).	(1)
	10.15.3	Assignment Agreement dated October 19, 1995, between the registrant, HCPI Trust and Health Care Property
		Investors, Inc. (Exhibit 10.24.8).	(1)
	10.15.4	Assignment and Assumption Agreement dated August 31, 1995, between the registrant and The Standish Care
		Company (Exhibit 10.24.9).	(1)
	10.15.5	Guaranty dated October 19, 1995, by Daniel R. Baty in favor of Health Care Property Investors, Inc., and HCPI
		Trust (Exhibit 10.24.10).	(1)
	10.15.6	Guaranty dated October 19, 1995, by the registrant in favor of Health Care Property Investors, Inc. (Exhibit
		10.24.11).	(1)
	10.15.7	Second Amendment to Agreement to provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.2).	(10)
10.16	Carolina Communities
	10.16.1	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Countryside
		Facility (Exhibit 10.23.1).	(2)
	10.16.3	Promissory Note dated as of January 26, 1996, in the amount of $3,991,190 from Heritage Hills Retirement, Inc.
		("Borrower") to Health Care Property Investors, Inc. ("Lender") (Exhibit 10.23.4).	(2)
	10.16.4	Loan Agreement dated January 26, 1996, between the Borrower and the Lender (Exhibit 10.23.5).	(2)
	10.16.5	Guaranty dated January 26, 1996, by the registrant in favor of the Borrower (Exhibit 10.23.6).	(2)
	10.16.6	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated as of January 26, 1996, by
		and among Heritage Hills Retirement, Inc. ("Grantor"), Chicago Title Insurance Company ("Trustee") and Health
		Care Property Investor, Inc. ("Beneficiary") (Exhibit 10.23.7).	(2)
	10.16.7	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Heritage Lodge Facility (Exhibit 10.23.8).	(2)
	10.16.8	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.

Footnote
Number	Description	Number
		with respect to Pine Park Facility (Exhibit 10.23.9).	(2)
	10.16.9	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Skylyn Facility
		(Exhibit 10.23.10).	(2)
	10.16.10	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Summit Place
		Facility (Exhibit 10.23.11).	(2)
	10.16.11	Amendment to Deed of Trust dated April 25, 1996, between Heritage Hills Retirement, Inc. ("Grantor"), and
		Health Care Property Investors, Inc. ("Beneficiary") (Exhibit 10.21.12).	(5)
10.18	Garrison Creek Lodge in Walla Walla, Washington, Cambria in El Paso Texas, and Sherwood Place in Odessa,
	Texas. The following agreements are representative of those executed in connection with these properties:
	10.18.1	Lease Agreement dated July, August and September 1996, between the registrant ("Lessee") and American Health
		Properties, Inc. ("Lessor") (Exhibit 10.3.1).	(4)
	10.18.2	First Amendment to Lease Agreement dated December 31, 1996, between the registrant ("Lessee") and AHP of
		Washington, Inc, ("Lessor") (Exhibit 10.35.2).	(5)
10.2	Rosewood Court in Fullerton, California, The Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
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
	New York, Bellevue Manor in Syracuse, New York, Perinton Park Manor in Fairport, New York, Bassett Park
	Manor in Williamsville, New York, Woodland Manor in Vestal, New York, East Side Manor in Fayetteville, New
	York and West Side Manor in Rochester, New York. The following agreement is representative of those executed in
	connection with these properties:
	10.25.1	Lease Agreement dated September 1, 1996, between Philip Wegman ("Landlord") and Painted Post Partners
		("Tenant") (Exhibit 10.4.1).	(4)
	10.25.2	Agreement to Provide Administrative Services to an Adult Home dated September 2, 1996, between the registrant
		and Painted Post Partners ("Operator") (Exhibit 10.4.2).	(4)
	10.25.3	First Amendment to Agreement to Provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.1).	(10)
10.26	Columbia House Communities.
	10.26.1	Management Services Agreement between the Registrant ("Manager") and Columbia House, L.L.C. ("Lessee")
		dated November 1, 1996, with respect to Camlu Retirement (Exhibit 10.6.1).	(4)
	10.26.2	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Lessee") with respect to York.	(13)
	10.26.4	Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Autumn Ridge (Exhibit 10.3.1).	(9)
	10.26.6	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,

Footnote
Number	Description	Number
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Camlu Coeur d'Alene, L.L.C.
		with respect to Camlu.	(13)
	10.26.7	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Autumn Ridge Herculaneum,
		L.L.C. with respect to Autumn Ridge.	(13)
	10.26.8	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Park Lane	(13)
10.27	Vickery Towers in Dallas, Texas
	10.27.1	Partnership Interest Purchase and Sale Agreement dated June 4, 1998, between ESC GP II, Inc. and Emeritus
		Properties IV, Inc. (together "Seller") and Columbia Pacific Master Fund 98 General Partnership and Daniel R.
		Baty (together "Purchaser") (Exhibit 10.4.1).	(15)
	10.27.2	Amended and Restated Agreement of Limited Partnership of ESC II, LP dated June 30, 1998, between Columbia
		Pacific Master Fund '98 General Partnership and Daniel R. Baty (10.4.2).	(15)
	10.27.3	Agreement to Provide Management Services To An Independent and Assisted Living Facility dated June 30,
		1998, between ESC II, LP ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).	(15)
10.29	Development Properties in Auburn, Massachusetts, Louisville, Kentucky and Rocky Hill, Connecticut. The following
	agreements are representative of those executed in connection with these properties:
	10.29.1	Lease Agreement dated February 1996, between the registrant ("Lessee") and LM Auburn Assisted Living L.L.C.,
		and LM Louisville Assisted Living L.L.C., ("Landlords") with respect to the development properties in Auburn
		and Louisville (Exhibit 10.58.1).	(5)
	10.29.2	Amended and Restated Lease Agreement dated February 26, 1996, between the registrant ("Lessee") and LM
		Rocky Hill Assisted Living Limited Partnership, ("Landlord") with respect to the development property in Rocky
		Hill (Exhibit 10.58.2).	(5)
	10.29.3	Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted Living
		L.L.C., ("Landlord") with respect to the development property in Chelmsford (Exhibit 10.58.3).	(5)
	10.29.4	Promissory Note in the amount of $1,255,000 dated December 1996, between the registrant ("Lender") and LM
		Auburn Assisted Living L.L.C., ("Borrower") with respect to the development property in Auburn (Exhibit
		10.58.4).	(5)
	10.29.5	Promissory Note in the amount of $1,450,000 dated January 1997, between the registrant ("Lender") and LM
		Louisville Assisted Living L.L.C., ("Borrower") with respect to the development property in Louisville (Exhibit
		10.58.5).	(5)
	10.29.6	Promissory Note in the amount of $1,275,000 dated January 1997, between the registrant ("Lender") and LM
		Rocky Hill Assisted Living Limited Liability Partnership, ("Borrower") with respect to the development property
		in Rocky Hill (Exhibit 10.58.6).	(5)
	10.29.7	Promissory Note in the amount of $300,000 dated January 1997, between the registrant ("Lender") and LM
		Chelmsford Assisted Living L.L.C., ("Borrower") with respect to the development property in Chelmsford
		(Exhibit 10.58.7).	(5)
	10.29.8	Real Estate Purchase and Sale Agreement under the purchase option on the lease dated January 1, 2000, between
		Auburn Land L.L.C. ("Seller") and Emeritus Properties XIV, L.L.C. ("Buyer") dated August 26, 2002.	(27)
	10.29.9	Sublease Termination and Release Agreement between Sage Assisted Living L.L.C. ("Landlord") and Emeritus
		Properties XIV, L.L.C. ("Tenant") dated August 26, 2002.	(27)
	10.29.10	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Auburn, Massachusetts, Facility dated August 28, 2003.	(32)
	10.29.11	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Louisville, Kentucky, Facility dated August 28, 2003.	(32)
	10.29.12	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Rocky Hill, Connecticut, Facility dated August 28, 2003.	(32)

Footnote
Number	Description	Number
	10.29.13	Second Amendment to Lease Agreement between HCRI Eddy Pond Properties Trust ("Landlord") and the
		Registrant ("Tenant") with respect to the Auburn, Massachusetts, Facility dated June 30, 2003.	(32)
	10.29.14	Second Amendment to Lease Agreement between HCRI Stone Creek Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Louisville, Kentucky, Facility dated June 30, 2003.	(32)
	10.29.15	Second Amendment to Lease Agreement between HCRI Cold Spring Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Rocky Hill, Connecticut, Facility dated June 30, 2003.	(32)
	10.29.16	Promissory Note in the amount of $3,100,000 dated August 28, 2003, between the registrant ("Borrower") and
		Health Care REIT, Inc.. ("Lender") secured by the mortgage on the Ridgeland, Mississippi property.	(32)
10.31	Senior Management Employment Agreements and Amendments entered into between the registrant and each of the
	following individuals:
	10.31.1	Frank A. Ruffo (Exhibit 10.6.2) and Raymond R. Brandstrom (Exhibit 10.6.5).	(9)
	10.31.2	Raymond R. Brandstrom (Exhibit 10.11.1) and Frank A. Ruffo (Exhibit 10.11.3)	(9)
10.32	La Casa Grande in New Port Richey, Florida, River Oaks in Englewood, Florida, and Stanford Centre in Altamonte
	Springs, Florida. The following agreements are representative of those executed in connection with these properties.
	10.32.1	Stock Purchase Agreement dated September 30, 1996, between Wayne Voegele, Jerome Lang, Ronald Carlson,
		Thomas Stanford, Frank McMillan, Lonnie Carlson, and Carla Holweger ("Seller") and the registrant
		("Purchaser") with respect to La Casa Grande (Exhibit 10.1).	(7)
	10.32.2	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to La Case Grande (Exhibit 10.2).	(7)
	10.32.3	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to La
		Casa Grande (Exhibit 10.2).	(7)
	10.32.4	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to River Oaks (Exhibit 10.4).	(7)
	10.32.5	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to
		Stanford Centre (Exhibit 10.5).	(7)
	10.32.6	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to Stanford Centre (Exhibit 10.6).	(7)
10.33	Painted Post Partnership
	10.33.1 Painted Post Partners Partnership Agreement dated October 1, 1995 (Exhibit 10.24.7).		(1)
	10.33.2	First Amendment to Painted Post Partners Partnership Agreement dated October 22, 1996, between Daniel R.
		Baty and Raymond R. Brandstrom (Exhibit 10.20.20).	(5)
	10.33.3	Indemnity Agreement dated November 3, 1996, between the registrant and Painted Post Partners (Exhibit 10.3).	(10)
	10.33.4	First Amendment to Indemnity Agreement dated January 1, 1997, between the registrant and Painted Post
		Partners (Exhibit 10.4).	(10)
	10.33.5	Undertaking and Indemnity Agreement dated October 23, 1995, between the registrant, P. Jules Patt and Pamela J.
		Patt and Painted Post Partnership (Exhibit 10.5).	(10)
	10.33.6	First Amendment to Undertaking and Indemnity Agreement dated January 1, 1997, between Painted post Partners
		and the registrant (Exhibit 10.6).	(10)
	10.33.7	First Amendment to Non-Competition Agreement between the registrant and Daniel R. Baty (Exhibit 10.1.1) and
		Raymond R. Brandstrom (Exhibit 10.1.2).	(11)
10.34	Ridgeland Court in Ridgeland, Mississippi
	10.34.1	Master Agreement and Subordination Agreement dated September 5, 1997, between the registrant, Emeritus
		Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.1).	(12)
	10.34.2	License Agreement dated September 5, 1997, between the registrant and its subsidiary and affiliated corporations
		and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.2).	(12)
	10.34.3	Economic Interest Assignment Agreement and Subordination Agreement dated September 5, 1997, between the
		registrant, Emeritus Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.3).	(12)
	10.34.4	Operating Agreement for Ridgeland Assisted Living, L.L.C. dated December 23, 1998, between the registrant,
		Emeritrust Properties XI, L.L.C. and Mississippi Baptist Medical Enterprises, Inc. (Exhibit 10.46.4)	(16)
	10.34.5	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C..

Footnote
Number	Description	Number
		(Exhibit 10.46.5).	(16)
	10.34.6	Purchase and Sale Agreement by and between Mississippi Baptist Medical Enterprises, Inc. ("Seller"), ESC-
		RIDGELAND, LLC ("Purchaser"), Emeritus Properties XI, LLC ("Emeritus XI"), and Ridgeland Assisted Living
		LLC ("Company") dated September 29, 2003.	(32)
	10.34.7	Lease Agreement between HCRI Ridgeland Pointe Properties, LLC ("Landlord") and Ridgeland Assisted Living,
		LLC ("Tenant") dated September 29, 2003.	(32)
10.36	Amendment to Office Lease Agreement dated September 6, 1996, between Martin Selig ("Lessor") and the registrant.		(13)
10.37	Villa Del Rey in Escondido, California
	10.37.1	Purchase and Sale Agreement dated December 19, 1996, between the registrant ("Purchaser") and Northwest
		Retirement ("Seller") (Exhibit 10.1.1).	(6)
10.38	Development Property in Paso Robles, California
	10.38.1	Agreement of TDC/Emeritus Paso Robles Associates dated June 1, 1995, between the registrant and TDC
		Convalescent, Inc. (Exhibit 10.2.1).	(6)
	10.38.7	Purchase and Sale Agreement between TDC Convalescent, Inc. ("Seller") and the registrant ("Purchaser") dated
		March 26, 2002.	(25)
10.41	Development Property in Danville, Illinois
	10.41.1	Purchase and Sale Agreement dated October 14, 1997, between South Bay Partners, Inc. ("Purchaser") and Elks
		Lodge No. 332, BPOE ("Seller") (Exhibit 10.74.1).	(13)
	10.41.2	Assignment and Assumption of Purchase and Sale Agreement dated October 21, 1997, between South Bay
		Partners, Inc. and the registrant (Exhibit 10.74.2)	(13)
10.45	1998 Employee Stock Purchase Plan (Exhibit 99.2).		(14)
10.49	Richland Gardens in Richland, Washington, Charlton Place in Tacoma Washington, The Pines of Goldsboro in
	Goldsboro, North Carolina, Silverleaf Manor in Meridian, Mississippi and Wilburn Gardens in Fredericksburg,
	Virginia. The following agreement is representative of those executed in connection with these properties.
	10.49.1	Agreement To Provide Management Services To An Assisted Living Facility dated February 2, 1998, between
		Richland Assisted, L.L.C. ("Owner") and Acorn Service Corporation ("Manager") (Exhibit 10.9.1).	(15)
10.5	Richland Gardens in Richland, Washington, The Pines of Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
	in Meridian, Mississippi, Wilburn Gardens in Fredericksburg, Virginia and Park Lane in Toledo, Ohio. The following
	agreement is representative of those executed in connection with these properties.
	10.50.1	Marketing Agreement dated February 2, 1998, between Acorn Service Corporation ("Acorn") and Richland
		Assisted, L.L.C. ("RAL.L.C.") (Exhibit 10.10.1).	(15)
10.51	Kirkland Lodge in Kirkland, Washington
	10.51.1	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C.
		(Exhibit 10.46.5).	(16)
	10.51.2	Loan Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty Federal Bank
		(Exhibit 10.65.2).	(16)
	10.51.3	Promissory Note Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty
		Federal Bank (Exhibit 10.65.3).	(16)
	10.51.4	Guaranty Agreement dated December 28, 1998, between the registrant and Guaranty Federal Bank (Exhibit
		10.65.3).	(16)
10.52	Emeritrust communities
	10.52.1	Purchase and Sale Agreement dated December 30, 1998, between the registrant, Emeritus Properties VI, Inc.,
		ESC I, L.P. and AL Investors L.L.C. (Exhibit 10.66.1).	(16)
	10.52.2	Supplemental Purchase Agreement in Connection with Purchase of Facilities dated December 30, 1998, between
		the registrant, Emeritus Properties I, Inc. Emeritus Properties VI, Inc., ESC I, L.P. and AL Investors L.L.C.
		(Exhibit 10.66.2).	(16)
	10.52.3	Management Agreement with Option to Purchase dated December 30, 1998, between the registrant, Emeritus
		Management I LP, Emeritus Properties I, Inc, ESC I, L.P., Emeritus Management L.L.C. and AL Investors L.L.C.
		(Exhibit 10.66.3).	(16)
	10.52.4	Guaranty of Management Agreement and Shortfall Funding Agreement dated December 30, 1998, between the

Footnote
Number	Description	Number
		registrant and AL Investors L.L.C. (Exhibit 10.66.4).	(16)
	10.52.5	Put and Purchase Agreement dated December 30, 1998, between Daniel R. Baty and AL Investors L.L.C. (Exhibit
		10.66.5) Second Emeritrust.	(16)
	10.52.6	First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		March 22, 2001, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)
	10.52.7	Amendment to Guaranty of Management Agreement and Shortfall Funding Agreement (Emeritrust 25) dated
		March 22, 2001, between the registrant and AL Investors L.L.C.	(24)
	10.52.8	Second Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated March 22, 2001,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.9	Second Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		January 1, 2002, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)
	10.52.10	Third Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated January 1, 2002,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.11	Waiver, Consent, and Amendment to Management Agreement dated May 1, 2002, (AL I-Laurel Place) between
		Emeritus Management, L.L.C., the registrant, and AL I Investors, L.L.C.	(25)
	10.52.12	Third Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
	10.52.13	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), dated September 30, 2003, effective January 2, 2004.	(31)
	10.52.14	Side Letter to Management Agreement with Option to Purchase by and among Emeritus Management LLC
		("Emeritus Management"), Emeritus Management I LP ("Texas Manager"), Emeritus Corporation ("Emeritus"),
		and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
	10.52.15	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus
		Management LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus
		Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective April 1, 2004.	(40)
	10.52.16	Fifth Amendment to Management Agreement by and among Emeritus Management LLC ("Emeritus
		Management"), Emeritus Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective
		June 1, 2004.	(42)
10.53	Emeritrust II communities
	10.53.1	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 14 Operating Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc., ESC G.G. I, Inc., ESC I, L.P. and AL
		Investors II LLC (Exhibit 10.1.1).	(17)
	10.53.2	Management Agreement with Option to Purchase (AL II — 14 Operating Facilities) dated March 26, 1999,
		between the registrant, Emeritus Management I LP, Emeritus Properties I, Inc., ESC G.P. I, Inc., ESC I, L.P. and
		AL Investors II LLC (Exhibit 10.1.3).	(17)
	10.53.3	Guaranty of Management Agreement (AL II--14 Operating Facilities) dated March 26, 1999, between the
		registrant and AL Investors II L.L.C. (Exhibit 10.1.3).	(17)
	10.53.4	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 5 Development Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc. and AL Investors Development LLC
		(Exhibit 10.1.4).	(17)
	10.53.5	Management Agreement with Option to Purchase (AL II — 5 Development Facilities) dated March 26, 1999,
		between the registrant, Emeritus Properties I, Inc., Emeritus Management LLC and AL Investors Development
		LLC (Exhibit 10.1.5).	(17)
	10.53.6	Guaranty of Management Agreement and Shortfall Funding Agreement (AL II — 5 Development Facilities) dated
		March 26, 1999, between the registrant and AL Investors Development LLC (Exhibit 10.1.6).	(17)
	10.53.7	Put and Purchase Agreement (AL II Holdings--14 Operating Facilities and 5 Development Facilities) dated March
		26, 1999, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and AL Investors
		Development L.L.C. (Exhibit 10.1.7).	(17)

Footnote
Number	Description	Number
	10.53.8	Second Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated March 22, 2001,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I, and AL Investors II L.L.C.	(24)
	10.53.9	Second Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated March 22, 2001, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and
		AL Investors Development L.L.C.	(24)
	10.53.10	First Amendment to Management Agreement (AL II - 5 Development Facilities) dated January 1, 2002, between
		the registrant, Emeritus Management L.L.C., and AL Investors Development L.L.C.	(24)
	10.53.11	Third Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated January 1, 2002, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C., and
		AL Investors Development L.L.C.	(24)
	10.53.12	Third Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated January 1, 2002,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(24)
	10.53.13	Fourth Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated June 30, 2003,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(31)
	10.53.14	Amended and Restated Loan Agreement between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.15	Amended and Restated Note for $25.8 million between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.16	Amended and Restated Leasehold Mortgage/Deed of Trust, Security Agreement, Assignment of Leases and
		Rents, Financing Statement and Fixture Filing by the registrant ("Trustor") and Commonwealth Land Title
		Insurance Company, Mid South Title Co., Lawyers Title of Arizona, Inc., Transnation Title & Escrow, Inc.,
		Carson Mills, AmeriTitle, William Fairbanks, Lawyers Title Realty Services, Inc., Transnation Title Insurance
		Company (collectively "Trustee") in favor of Health Care REIT, Inc. ("Beneficiary") dated September 30, 2003.	(31)
	10.53.17	Warrant for the Purchase of Shares of Common Stock by Emeritus Corporation ("Issuer"), for Senior Housing Partners
		I, LP ("Holder") for an aggregate of 400,000 shares, dated September 30, 2003.	(31)
	10.53.18	Master Agreement between Owners and Emeritus Corporation Regarding Sale of AL II Assisted Living Portfolio,
		dated September 30, 2003.	(31)
	10.53.19	Second Amended and Restated Loan Agreement between Healthcare Realty Trust and Emeritus
		Corporation and dated as of March 3, 2005.	(51)
	10.53.20	Second Amended and Restated Note between Emeritus Corporation and Healthcare Realty Trust
		Incorporated and dated as of March 3, 2005.	(51)
	10.53.21	Loan Purchase Agreement among Healthcare Realty Trust Incorporated, Health Care REIT, Inc., and
		Emeritus Corporation and dated as of March 3, 2005.	(51)
	10.53.22	Intercreditor Agreement between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated and
		dated as of March 3, 2005.	(51)
10.54	Meadow Lodge at Drum Lodge Hill in Chelmsford, Massachusetts
	10.54.1	Purchase and Sales Agreement dated April 23, 1999, between LM Chelmsford Assisted Living, L.L.C. ("Seller")
		and the registrant ("purchaser") (Exhibit 10.1.1).	(18)
10.55	Meadow Lodge at Drum Hill in Chelmsford, Massachusetts, Cobblestones at Fairmont in Manassas, Virginia,
	Kirkland Lodge in Kirkland, Washington and Ridgeland Pointe in Ridgeland, Mississippi. The following agreements
	are representative of those executed in conjunction with these properties.
	10.55.1	Fixed Rate Noted dated September 29, 1999, between Amresco Capital, L.P. ("Payee") and the registrant
		("Maker") (Exhibit 10.2.1).	(18)
	10.55.2	Mortgage and Security Agreement dated September 29, 1999, between Amresco Capital, L.P. (Mortgagee") and
		the registrant ("mortgagor") (Exhibit 10.2.2).	(18)
	10.55.3	Unsecured Promissory Note in the amount of $4,400,000 dated August 28, 2003, between the registrant
		("Borrower") and Health Care REIT, Inc.. ("Lender")	(32)
	10.55.4	Lease Agreement between HCRI Drum Hill Properties, LLC ("Landlord") and Emeritus Properties IX, LLC
		("Tenant") dated September 29, 2003.	(32)

Footnote
Number	Description	Number
	10.55.5	Lease Agreement between HCRI Fairmont Properties, LLC ("Landlord") and Emeritus Properties XII, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.6	Lease Agreement between HCRI Kirkland Properties, LLC ("Landlord") and Emeritus Properties X, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.7	Guaranty ("guaranty") is executed as of September 29, 1999, by Emeritus Corporation, a Washington corporation
		(singularly and collectively referred to as "guarantor"), for the benefit of Amresco Capital, L.P., a Delaware
		limited partnership ("lender").	(49)
	10.55.8	Cash Management and Security Agreement dated as of September 29, 1999, among Emeritus Properties XII, LLC
		(the "borrower"), Emeritus Corporation (the "manager"), and Amresco Capital, L.P. (together with its successors
		and assigns, the "lender").	(49)
	10.55.9	Assumption Agreement (“Agreement”) effective as of September 29, 2003, by and between Emeritus
		Properties IX, LLC, a Washington limited liability company (“original borrower” or “operating lessee”), HCRI
		Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), and JP Morgan Chase Bank
		(“lender”).	(49)
	10.55.10	Assumption of Obligations of Guarantor (“Agreement”) made and entered into as of September 29, 2003, by and
		among Health Care REIT, Inc., a Delaware corporation (the “assuming guarantor”), Emeritus Corporation, a
		Washington corporation (the “original guarantor”), and JP Morgan Chase Bank (the “lender”).	(49)
	10.55.11	Subordination and Standstill Agreement ( “Agreement”) dated as of the 29 day of September, 2003, by
		and among HCRI Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), Health Care REIT,
		Inc., a Delaware corporation (“HC REIT”), Emeritus Properties IX, LLC, a Washington limited liability company
		(“operating lessee”), Emeritus Corporation, a Washington corporation (“lease guarantor”), JP Morgan Chase Bank
		(“lender”).	(49)
10.56	Series B Preferred Stock Purchase Agreement dated as of December 10, 1999, between Emeritus Corporation and Saratoga
	Partners IV, L.P. (Exhibit 4.1).		(19)
10.57	Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with the Secretary of State of
	Washington on December 29, 1999 (Exhibit 4.2).		(19)
10.58	Shareholders Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).		(19)
10.59	Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners IV, L.P.
	(Exhibit 4.4).		(19)
10.60	Investment Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P., Saratoga Partners IV, L.P. and Saratoga Management Company L.L.C. (Exhibit
	4.5).		(19)
10.62	Emerald Hills in Auburn
	10.62.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.65	Loyalton of Hattiesburg in Hattiesburg, Mississippi
	10.65.2	Purchase agreement for Hattiesburg between ALCO XII L.L.C. ("Seller") and the registrant ("Purchaser") dated
	March 27, 2002.		(25)
10.66	Loyalton of Biloxi in Biloxi, Mississippi
	10.66.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.67	Amended 1998 Employee Stock Purchase Plan (as amended and restated on May 19, 1999, and August 17, 2001).
	(Appendix B).		(23)
10.68	Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles, Louisiana; Kingsley Place at Lafayette,
	Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas; Kingsley Place at Oakwell
	Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at Stonebridge, Texas. The following
	agreements are representative of those executed in connection with these properties:
	10.68.1	Horizon Bay Lease Facilities Purchase Agreement between Integrated Living Communities of Alexandria,
		L.L.C., Integrated Living Communities of Lake Charles, L.L.C., Integrated Living Communities of Lafayette,

Footnote
Number	Description	Number
	L.L.C., Integrated Living Communities of Henderson, L.P., Integrated Living Communities of Oakwell, L.P.,
	Integrated Living Communities of San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
	(collectively, the "Seller") and the registrant ("Purchaser") dated April 4, 2002.	(25)
10.68.2	Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior Lifestyle Shreveport, L.L.C
	("Seller"), dated April 17, 2002.	(25)
10.68.3	First Amendment to the Horizon Bay Lease Facilities Purchase Agreement between the registrant ("Purchaser")
	and Integrated Living Communities of Alexandria, L.L.C., Integrated Living Communities of Lake Charles,
	L.L.C., Integrated Living Communities of Lafayette, L.L.C., Integrated Living Communities of Henderson, L.P.,
	Integrated Living Communities of Oakwell, L.P., Integrated Living Communities of San Antonio, L.P., and
	Integrated Living Communities of McKinney, L.P., (collectively, the "Seller") dated May 1, 2002.	(25)
10.68.4	First Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated May 1, 2002.	(25)
10.68.5	Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C., and
	HB-ESC V, L.P., dated May 1, 2002.	(25)
10.68.6	Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P., and
	the registrant dated May 1, 2002.	(25)
10.68.7	Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P.,
	and the registrant dated May 1, 2002.	(25)
10.68.8	Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P.,
	and the registrant dated May 1, 2002.	(25)
10.68.9	Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P., and
	the registrant dated May 1, 2002.	(25)
10.68.10	Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P.,
	and the registrant dated May 9, 2002.	(25)
10.68.11	Agreement to provide management services to assisted living facilities (Medical Center) between HB-ESC V,
	L.P., and the registrant dated May 9, 2002.	(25)
10.68.12	Agreement to provide management services to assisted living facilities (Oakwell Farms) between HB-ESC V,
	L.P., and the registrant dated May 9, 2002.	(25)
10.68.13	Agreement to provide management services to assisted living facilities (Stonebridge) between HB-ESC V, L.P.,
	and the registrant dated May 9, 2002.	(25)
10.68.14	Second Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated May 31, 2002.	(25)
10.68.15	Third Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated June 14, 2002.	(25)
10.68.16	Fourth Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated June 28, 2002.	(25)
10.68.17	Termination of Amended and Restated Funding Agreement by and between Emeritus Corporation ("Emeritus")
	and HB-ESC I, LLC, HB-ESC II, LLC, and HB-ESC V, LP (collectively "HB Entities") effective June 30, 2003.	(31)
10.68.18	Global Amendment to Management Agreements by and between Emeritus Corporation ("Emeritus") and HB-ESC
	I, LLC, HB-ESC II, LLC, HB-ESC IV, LP, and HB-ESC V, LP (collectively "HB Licenses") effective June 30,
	2003	(31)
10.68.19	Assignment and assumption of leases by and among HB-ESCII, LLC ("Assignor"), Emeritus Corporation,
	("Assignee"), and Daniel R. Baty, ("Guarantor"), dated December 31, 2003.	(33)
10.68.20	Assignment and assumption of lease agreement (KP Stonebridge) by and among HB-ESC V, L.P., (“Assignor”),
	ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
	(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
	formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
	December 31, 2003.	(33)
10.68.21	Assignment and assumption of lease agreement (KP Henderson) by and among HB-ESC V, L.P., (“Assignor”),
	ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,

Footnote
Number	Description	Number
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.22	Assignment and assumption of lease agreement (KP Medical) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.23	Assignment and assumption of lease agreement (KP Oakwell) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.24	Master Lease Agreement between HB-ESC I, LLC ("Landlord"), and Emeritus Corporation ("Tenant") dated
		December 31, 2003.	(36)
10.71	Lodge at Eddy Pond, Massachusetts. The following agreements are representative of those executed in connection
	with the property:
	10.71.1	Loan Agreement between Heller Healthcare Finance, Inc. ("Lender") and Emeritus Properties XIV, L.L.C.
		("Borrower") dated August 26, 2002.	(27)
	10.71.2	Promissory Note A between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV, L.L.C.
		("Maker") dated August 26, 2002.	(27)
	10.71.3	Subordinate Promissory Note B between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV,
		L.L.C. ("Maker") dated August 26, 2002.	(27)
	10.71.4	Real Property Mortgage with Power of Sale and Security Agreement (Massachusetts) dated August 21, 2002.	(27)
	10.71.5	Collateral Assignment of Management Agreement and Waiver of Property Management and Broker Liens dated
		August 26, 2002.	(27)
	10.71.6	Guaranty by registrant ("Guarantor") to Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.7	Lease and Rent Assignment Agreement between Emeritus Properties XIV, L.L.C. ("Assignor") to Heller
		Healthcare Finance, Inc. ("Assignee") dated August 21, 2002.	(27)
	10.71.8	Side Letter regarding Deutsche Bank Refinancing and the registrants intent on refinancing with Heller Healthcare
		Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.9	Senior Housing Rider between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus Corporation ("Manager")
		and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.10	Hazardous Materials Indemnity Agreement between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus
		Corporation ("Guarantor") and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
10.72	Champion Oaks, Texas, Collin Oaks, Texas, Galleria Oaks, Alabama, Loyalton of Austin, Texas, Loyalton of Lake
	Highlands, Texas, Memorial Oaks, Texas, Meridian Oaks, Indiana, Sugar Land Oaks, Texas, Tanglewood Oaks,
	Texas, Woodbridge Estates, Texas, Village Oaks at Chandler, Arizona, Cielo Vista, Texas, Conway, Florida,
	Farmers Branch, Texas, Fort Wayne, Indiana, Glendale, Arizona, Greenwood, Indiana, Hollywood Park, Texas,
	Las Vegas, Nevada, Melbourne, Florida, Mesa, Arizona, Orange Park, Florida, Southpoint, Florida, Tuskawilla,
	Florida. The following agreements are representative of those executed in connection with the properties:
	10.72.1	Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord") and
		Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant") dated October 1, 2002.	(26)
10.73	Concorde, Nevada, Courtyard at the Willows, Washington, Fulton Villa, California, Juniper Meadows, Idaho, La
	Casa Grande, Florida , Lodge at Eddy Pond, Massachusetts, River Oaks, Florida, Silver Pines, Iowa ,
	Springmeadows, Montana, Stanford Centre, Florida, Villa del Rey, California. The following agreements are
	representative of those executed in connection with these properties:
	10.73.1	Master Lease by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty
		VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Puyallup, LLC, Emeritus Realty Bozeman, LLC, ESC-
		Port St. Richie, LLC, (collectively “Lessor”) and Emeritus Corporation, Emeritus Properties II, Inc., Emeritus

Footnote
Number	Description	Number
		Properties III, Inc., Emeritus Properties V, Inc., Emeritus Properties XIV, LLC, ESC-New Port Richey, LLC,
		ESC-Bozeman, LLC, dated December 6, 2002.	(28)
	10.73.2	Loan Agreement by and between General Electric Capital Corporation, a Delaware corporation, and Emeritus
		Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty
		XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC, ESC-Port St. Richie. LLC, dated
		December 6, 2002.	(28)
	10.73.3	Promissory Note A by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus
		Realty VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
		ESC-Port St. Richie. LLC, to General Electric Capital Corporation, a Delaware corporation, dated December 6,
		2002	(28)
	10.73.4	Subordinated Promissory Note B by ESC-Port St. Richie, LLC, a Washington limited liability company, to
		General Electric Capital Corporation, dated December 6, 2002.	(28)
	10.73.5	Loan Agreement by and between Emeritus Realty Corporation, a Nevada corporation and Health Care Property
		Investors, Inc., a Maryland corporation, dated December 6, 2002.	(28)
	10.73.6	Promissory Note by Emeritus Realty Corporation, a Nevada corporation, to Health Care Property investors, Inc., a
		Maryland corporation, dated December 6, 2002.
10.74	Hearthside Issaquah, Washington. The following agreements are representative of those executed in connection with
	these properties:
	10.74.1	Second Amendment to Loan Agreement by and between Emeritus Properties XIII, LLC ("Borrower") and GMAC
		Commercial Mortgage Corporation, ("Lender") dated January 29, 2003.	(28)
	10.74.2	Restatement, Amendment, and Bifurcation of Promissory Note A between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(28)
	10.74.3	Restatement, Amendment, and Bifurcation of Promissory Note B between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(0)
	10.74.4	Amendment to Promissory Note between M&M Properties ("Holder") and Emeritus Corporation and Emeritus
		Properties XIII, LLC ("Maker") dated January 29, 2003.	(28)
10.75	Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg, Pennsylvania;
	Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia; Loyalton of
	Greensboro, North Carolina; Loyalton of Ravenna, Ohio. The following agreements are representative of those
	executed in connection with these properties:
	10.75.1	Lease Agreement by HR Acquisition I Corporation ("Tenant"), Capstone Capital of Pennsylvania, Inc., and HRT
		Holdings, Inc. (collectively the "Lessor") and Emeritus Corporation ("Lessee") dated May 1, 2003.	(29)
	10.75.2	Promissory Note by Emeritus Corporation ("Maker"), for HR ACQUISITION I CORPORATION ("Payee") for
		principal amount of $600,000.00 dated May 1, 2003.	(29)
	10.75.3	Bill of Sale, Blanket Conveyance and Assignment by BCC at Bloomsburg, Inc. ("Tenant") and BCC Development
		and Management Co. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.4	Bill of Sale, Blanket Conveyance and Assignment by ALCO VI, LLC ("Tenant") and Balance Care at
		Mechanicsburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.5	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Harrisburg, LLC ("Tenant")
		and BCC at Harrisburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.6	Bill of Sale, Blanket Conveyance and Assignment by ALCO XI, LLC ("Tenant") and BCC at Danville, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.7	Bill of Sale, Blanket Conveyance and Assignment by ALCO IX, LLC ("Tenant") and BCC at Harrisonburg, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.8	Bill of Sale, Blanket Conveyance and Assignment by ALCO X, LLC ("Tenant") and BCC at Roanoke, Inc.

Footnote
Number	Description	Number
	("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
	("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.9	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Greensboro, LLC ("Tenant")
	and BCC at Greensboro, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT
	Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.10	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Ravenna, LLC ("Tenant") and
	BCC at Ravenna, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT Assignee")
	and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.11	Operations and Transfer Agreement by and among BCC at Bloomsburg, Inc. (“Tenant”), BCC Development and
	Management Co. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.12	Operations and Transfer Agreement by and among ALCO VI, LLC (“Tenant”), Balanced Care at Mechanicsburg,
	Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and
	Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.13	Operations and Transfer Agreement by and among Extended Care Operators of Harrisburg, LLC (“Tenant”), BCC
	at Harrisburg, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.14	Operations and Transfer Agreement by and among ALCO XI, LLC (“Tenant”), BCC at Danville, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.15	Operations and Transfer Agreement by and among ALCO IX, LLC (“Tenant”), BCC at Harrisonburg, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.16	Operations and Transfer Agreement by and among ALCO X, LLC (“Tenant”), BCC at Roanoke, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.17	Operations and Transfer Agreement by and among Extended Care Operators of Greensboro, LLC (“Tenant”),
	BCC at Greensboro, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation
	(“New Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.18	Operations and Transfer Agreement by and among Extended Care Operators of Ravenna, LLC (“Tenant”), BCC
	at Ravenna, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.19	Assignment and Assumption Agreement by and among BCC at Bloomsburg, Inc. (the “Tenant”), BCC
	Development and Management Co. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
	2003	(29)
10.75.20	Assignment and Assumption Agreement by and among ALCO VI, LLC (the “Tenant”), Balanced Care at
	Mechanicsburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.21	Assignment and Assumption Agreement by and among Extended Care Operators of Harrisburg, LLC (the
	“Tenant”), BCC at Harrisburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.22	Assignment and Assumption Agreement by and among ALCO XI, LLC (the “Tenant”), BCC at Danville, Inc.
	(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.23	Assignment and Assumption Agreement by and among ALCO IX, LLC (the “Tenant”), BCC at Harrisonburg,
	Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
	10.75.24Assignment and Assumption Agreement by and among ALCO X, LLC (the “Tenant”), BCC at Roanoke, Inc.
	(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.25	Assignment and Assumption Agreement by and among Extended Care Operators of Greensboro, LLC (the
	“Tenant”), BCC at Greensboro, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
	2003	(29)
10.75.26	Assignment and Assumption Agreement by and among Extended Care Operators of Ravenna, LLC (the
	“Tenant”), BCC at Ravenna, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)

Footnote
Number	Description	Number
	10.75.27	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Bloomsburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc.("Mortgagee"),
		dated May 1, 2003.	(29)
	10.75.28	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Mechanicsburg,
		Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania,
		Inc.("Mortgagee"), dated May 1, 2003.	(29)
	10.75.29	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Harrisburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc.("Mortgagee"),
		dated May 1, 2003.	(29)
	10.75.30	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Danville, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003.	(29)
	10.75.31	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Harrisonburg, Virginia,
		by Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003.	(29)
	10.75.32	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Roanoke, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc.("Beneficiary"), dated May 1, 2003.	(29)
	10.75.33	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Greensboro, North
		Carolina, by Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"),
		dated May 1, 2003	(29)
	10.75.34	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Ravenna, Ohio, by
		Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1,
		2003	(29)
10.76	Emeritus Oaks of Silverdale, Washington. The following agreements are representative of those executed in
	connection with this property:
	10.76.1	Lease Agreement by WASHINGTON LESSOR - SILVERDALE, INC., ("Lessor"), and ESC-Silverdale, LLC,
		("Lessee") dated August 15, 2003, effective November 1, 2003.	(49)
	10.76.2	Guaranty given by Emeritus Corporation ("Guarantor"), in favor of WASHINGTON LESSOR - SILVERDALE,
		INC., ("Lessor") dated August 15, 2003.	(49)
10.77	The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
	Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado. The following agreements are representative of those
	executed in connection with this property:
	10.77.1	Loan Assumption Agreement by and between LaSalle Bank National Association, formerly known as LaSalle
		National Bank as Trustee for GMAC commercial Mortgage Pass-through certificates, series 1998-C2. ("Lendor"),
		ALS Financing Inc. ("Borrower"), Emeritus Properties XVI, Inc. ("Purchaser"), Alterra Healthcare Corporation
		("Alterra"), and Emeritus Corporation ("New Indemnitor"), dated December 31, 2003, effective January 1, 2004.	(34)
	10.77.2	Assumption by Emeritus Properties XVI, Inc., (“New Borrower”), of $25,000,000 Loan (the “Loan”) originally
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
		L.L.C., Aurora Bay/Hattiesburg, L.L.C., Spring Creek Group, Ltd., Bedford Care Group, Ltd.,
		Tyler Group, Ltd., White Rock Care Group, Ltd., El Paso Care Group, Ltd., and Lubbock Group, Ltd.,
		(each of the foregoing individually, a "Seller" and collectively, "Sellers") and Emeritus Corporation,
		"Purchaser") and Aurora Bay Investments, LLC, ("ABI"), and JCI, LLC, ("JCI" and together with ABI,
		the "Guarantors") dated March, 30, 2004 (the "Execution Date").	(38)
	10.79.2	Purchase and Sale Agreement ("Agreement") by and among (i) The Lakes Assisted Living, LLC,
		Sacramento County Assisted LLC, Rockford Retirement Residence, LLC, HB-ESC I,
		LLC, Canterbury Woods Assisted Living, LLC, Autumn Ridge Herculaneum, L.L.C.,
		Meridian Assisted, L.L.C., Goldsboro Assisted, L.L.C., Cape May Assisted Living, LLC,
		Travis County Assisted Living LP, Richland Assisted, L.L.C., Silver Lake Assisted
		Living LLC, Charleston Assisted Living, LLC, and Joliet Assisted L.L.C., (each of the
		foregoing individually, a "Seller" and collectively, the "Sellers") and (ii) Emeritus Corporation,
		("Purchaser") dated March, 31, 2004 (the "Execution Date").	(38)
	10.79.3	Master Lease agreement between NHP Senior Housing, Inc., ("Landlord"), and Emeritus
		Corporation, ("Tenant"), dated March 31, 2004 to be effective as of April 1, 2004
		(the "Effective Date").	(38)
	10.79.4	Master Lease among the Entities Listed on Schedule 1A (collectively, "Landlord"), and the Entities Listed
		on Schedule 1B (collectively, "Tenant"), for the respective real properties and improvements thereon
		(each a "Facility" and collectively, the "Facilities"), dated March 31, 2004, to be effective as of
		April 1, 2004 (the "Effective Date").	(38)
	10.79.5	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(38)
	10.79.6	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(38)
	10.79.7	First Amendment to Master Lease made as of May 28, 2004, to be effective as of June 1, 2004, by
		and among Nationwide Health Properties, Inc., a Maryland corporation, NH
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(42)
	10.79.8	Second Amendment to Master Lease made as of October 1, 2004, to be effective as of October 1, 2004, by

Footnote
Number	Description	Number
		and among Nationwide Health Properties, Inc., a Maryland corporation, NH
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(48)
	10.79.9	Lease dated October 1, 2004, NHP Joliet, Inc., an Illinois corporation (“Landlord”), and Emeritus
		Corporation, a Washington corporation (“Tenant”) for an assisted living facility located in Joliet,
		Illinois.	(48)
10.80	Credit Agreement
	10.80.1	Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.	(40)
	10.80.2	Exhibit A to Credit Agreement; Revolving Note.	(40)
	10.80.3	Exhibit B to Credit Agreement; Pledge Agreement.	(40)
	10.80.4	First Amendment to Credit Agreement between U.S. National Association and Emeritus Corporation
		dated July 20, 2004.	(42)
	10.80.5	Certificate As To Authorizing Resolutions And Incumbency Certificate dated July 20, 2004	(42)
	10.80.6	US Bank Line Of Credit Resolutions	(42)
10.81	Grand Terrace, California
	10.81.1	Master Lease Agreement as of June 1, 2004 between Grand Terrace Assisted LP, a limited
		partnership organized under the laws of the State of Washington (“Landlord”) and Emeritus Corporation,
		a corporation organized under the laws of the State of Washington (“Tenant”)	(42)
10.82	Health Care Properties Investors, Inc.
	10.82.1	Contract Of Acquisition Between Emeritus Corporation and Health Care Property Investors, Inc., dated
		July 30, 2004.	(42)
	10.82.2	Fourth Amendment to Amended And Restated Master Lease (This “Amendment”) dated July 30 , 2004 (the
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
	Heights, Ohio; Dowlen Oaks, Beaumont, Texas; Eastman Estates, Longview, Texas; Elm Grove, Hutchinson,
	Kansas; Emeritus Estates, Ogden, Utah; Gardens at White Chapel, Newark, Delaware; Harbor Pointe Shores,
	Ocean Shores, Washington; Hunters Glen, Missoula, Montana; Lakeridge Place, Wichita Falls, Texas;
	Meadowlands Terrace, Waco, Texas; Myrtlewood Estates, San Angelo, Texas; Pavilion at Crossing Pointe,
	Orlando, Florida; Seville Estates, Amarillo, Texas; Saddleridge Lodge, Midland, Texas; Springtree, Sunrise,
	Florida; The Terrace, Grand Terrace, California; Wilburn Gardens, Fredericksburg, Virginia; Woodmark
	at Summit Ridge, Reno, Nevada.
	10.83.1	Master Lease Agreement between Health Care REIT, Inc.; HCRI Nevada Properties, Inc.; HCRI Kansas
		Properties, LLC; HCRI Texas Properties, Ltd.; and Emeritus Corporation dated September 30, 2004	(43)
	10.83.2	UNCONDITIONAL AND CONTINUING LEASE GUARANTY effective as of September 30, 2004 (the
		“Effective Date”) by Daniel R. Baty (“Guarantor”), in favor of Health Care, Inc., a corporation
		organized under the laws of the State of Delaware, HCRI Nevada Properties, Inc., a corporation

Footnote
Number	Description	Number
		organized under the laws of the State of Nevada, HCRI Kansas Properties, LLC, a limited liability
		liability company organized under the laws of the State of Delaware, and HCRI Texas Properties, Ltd., a
		limited partnership organized under the laws of the State of Texas (collectively “Landlord”).	(43)
	10.83.3	Agreement between Emeritus Corporation and Daniel R. Baty (Cash Flow), dated September 30, 2004	(43)
	10.83.4	Agreement among Grand Terrace Assisted LP, MM Assisted, L.L.C., Reno Assisted Living,
		L.L.C., Fredericksburg Assisted Living L.L.C., Daniel R. Baty and Emeritus Corporation
		(Purchase, Sale and Assignment Agreement of 4 Baty Facilities and 16 AL-I Facilities), dated September 30. 2004	(43)
	10.83.5	Master Agreement between AL-I and Baty (Purchase of 16 AL-I Facilities), dated September 30, 2004	(43)
21.1		Subsidiaries of the registrant.	(53)
23.1		Consent of Independent registered public accounting firm.	(53)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated March 30, 2005.	(53)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated March 30, 2005.	(53)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated March 30, 2005.	(53)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated March 30, 2005.	(53)
99.1		Press Releases
	91.1.1	Press Release dated February 25, 2005, announcing the results of a jury verdict and plans to appeal .	(50)
	91.1.2	Press Releases dated March 3, 2005, announcing a $21.4 million refinance.	(51)
	99.1.3	Press Release dated March 31, 2005, reports on fourth quarter and year 2004 results.	(52)

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
(36)  Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 2004.
(37)  Filed as an exhibit to a Form 8-K filed on January 14, 2004, and incorporated herein by reference.
(38)  Filed as an exhibit to a Form 8-K filed on April 12, 2004, and incorporated herein by reference.
(39)  Filed as an exhibit to a Form 8-K filed on May 13, 2004, and incorporated herein by reference.
(40)  Filed as an exhibit to a Form 10-Q filed on May 13, 2004, and incorporated herein by reference.
(41)  Filed as an exhibit to a Form 8-K filed on August 13, 2004, and incorporated herein by reference.
(42)  Filed as an exhibit to a Form 10-Q filed on August 13, 2004, and incorporated herein by reference.
(43)  Filed as an exhibit to a Form 8-K filed on October 5, 2004, and incorporated herein by reference.
(44)  Filed as an exhibit to a Form 8-K filed on November 8, 2004, and incorporated herein by reference.
(45)  Filed as an exhibit to a Form 8-K filed on November 23, 2004, and incorporated herein by reference.
(46)  Filed as an exhibit to a Form 8-K filed on December 1, 2004, and incorporated herein by reference.
(47)  Filed as an exhibit to a Form 8-K filed on January 27, 2005, and incorporated herein by reference.
(48)  Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on January 27, 2005.
(49)  Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K/A (File No. 1-14012) on January 27, 2005.
(50)  Filed as an exhibit to a Form 8-K filed on February 25, 2005, and incorporated herein by reference.
(51)  Filed as an exhibit to a Form 8-K filed on March 9, 2005, and incorporated herein by reference.
(52)  Filed as an exhibit to a Form 8-K filed on March 31, 2005, and incorporated herein by reference.
(53)  Filed herewith.

SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2005
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
Stanley L. Baty

Index to Consolidated Financial Statements
 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Emeritus Corporation

We have audited the consolidated balance sheets of Emeritus Corporation and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

Seattle, Washington
March 29, 2005

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
ASSETS
	December 31,	December 31,
	2004	2003
Current Assets:
Cash and cash equivalents	$10,748	$6,368
Short-term investments	1,336	987
Trade accounts receivable, net of allowance of $841 and $358	3,982	2,769
Other receivables	2,270	1,961
Prepaid expenses and other current assets	15,201	6,663
Property held for sale	7,891	-
Total current assets	41,428	18,748
Long-term investments	6,884	7,678
Property and equipment, net	627,047	326,595
Property held for development	807	1,254
Notes receivable from and investments in affiliates	3,518	2,409
Restricted deposits	7,642	7,306
Lease acquisition costs, net	26,625	20,223
Other assets, net	2,571	5,581
Total assets	$716,522	$389,794

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$4,133	$4,750
Current portion of capital lease and financing obligations	15,479	5,735
Trade accounts payable	9,057	6,774
Accrued employee compensation and benefits	10,143	5,885
Accrued interest	1,547	1,888
Accrued real estate taxes	4,596	2,702
Accrued dividends on preferred stock	10,539	8,228
Accrued insurance liability	25,903	1,507
Other accrued expenses	7,952	8,117
Deferred revenue	6,516	6,075
Unearned rental income	8,227	5,372
Deposit on sales contract	9,212	-
Total current liabilities	113,304	57,033
Long-term debt, less current portion	50,528	136,388
Capital lease and financing obligations, less current portion	614,046	215,324
Convertible debentures	32,000	32,000
Deferred gain on sale of communities	28,517	30,438
Deferred rent	4,571	4,032
Other long-term liabilities	1,875	1,506
Total liabilities	844,841	476,721
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding 36,242 and 34,830 shares at
December 31, 2004, and December 31, 2003, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
10,811,531 and 10,297,449 shares at December 31, 2004, and December 31, 2003, respectively	1	1
Additional paid-in capital	75,779	72,894
Accumulated deficit	(204,099)	(159,822)
Total shareholders' deficit	(128,319)	(86,927)
Total liabilities and shareholders' deficit	$716,522	$389,794
See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Community revenue	$306,872	$188,338	$135,566
Other service fees	6,385	4,368	4,465
Management fees	4,678	10,243	10,892
Total operating revenues	317,935	202,949	150,923

Expenses:
Community operations	220,630	123,630	91,193
General and administrative	26,274	24,040	21,111
Depreciation and amortization	32,721	12,126	9,024
Facility lease expense	38,390	33,831	27,193
Total operating expenses	318,015	193,627	148,521
Income (loss) from continuing operations	(80)	9,322	2,402

Other income (expense):
Interest income	595	664	401
Interest expense	(42,431)	(18,768)	(13,618)
Other, net	1,573	2,015	4,113
Net other expense	(40,263)	(16,089)	(9,104)

Loss from continuing operations before income taxes	(40,343)	(6,767)	(6,702)
Provision for income taxes	(1,188)	(418)	-
Loss from continuing operations	(41,531)	(7,185)	(6,702)
Income (loss) from discontinued operations	991	(896)	247
Net loss	(40,540)	(8,081)	(6,455)
Preferred stock dividends	(3,737)	(6,238)	(7,343)
Gain on repurchase of Series A preferred stock	-	14,523	-
Net income (loss) to common shareholders	$(44,277)	$204	$(13,798)

Basic income (loss) per common share:
Continuing operations	$(4.26)	$0.11	$(1.37)
Discontinued operations	0.09	(0.09)	0.02
	$(4.17)	$0.02	$(1.35)

Diluted income (loss) per common share:
Continuing operations	$(4.26)	$0.10	$(1.37)
Discontinued operations	0.09	(0.08)	0.02
	$(4.17)	$0.02	$(1.35)

Weighted average common shares outstanding:
Basic	10,623	10,255	10,207

Diluted	10,623	11,521	10,207

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(40,540)	$(8,081)	$(6,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,938	12,450	9,363
Amortization of deferred gain	(2,177)	(962)	(327)
Gain on refinancings and sale of properties, net	(952)	-	(4,410)
Impairment of long-lived asset	447	950	-
Gain on sale of investment securities	-	(1,437)	-
Write down of lease acquisition costs	-	25	262
Write down of loan fees and amortization	2,421	1,363	395
Write off of deferred gain	-	-	265
Equity investment losses	794	-	-
Provision for doubtful accounts	996	234	346
Other	64	345	364
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(1,821)	(720)	(821)
Other receivables	2,208	559	(404)
Prepaid expenses and other current assets	(5,134)	(1,055)	(2,545)
Trade accounts payable	1,642	2,890	1,003
Accrued employee compensation and benefits	3,423	(772)	2,054
Accrued interest	(186)	173	(1,259)
Accrued real estate taxes	331	(866)	1,048
Other accrued expenses	1,125	928	(33)
Deferred revenue	461	3,171	1,357
Other current liabilities	25,690	(808)	3,428
Security deposits and other long-term liabilities	(122)	(553)	627
Deferred rent	538	524	314
Net cash provided by operating activities	22,146	8,358	4,572

Cash flows from investing activities:
Acquisition of property and equipment	(4,491)	(2,738)	(11,698)
Acquisition of assets in lease transactions	(1,136)	-	-
Purchase of minority partner interest	-	(2,500)	(3,070)
Sale of property and equipment	11,420	11,346	25,010
Construction expenditures - leased properties	(978)	(382)	(1,154)
Proceeds from sale of investment securities	-	2,949	-
Management and lease acquisition costs	(8,830)	(12,587)	(2,229)
Advances to affiliates and other managed communities	(1,541)	1,469	(941)
Proceeds from sales of interest in affiliates	-	-	750
Investment in Alterra	-	(7,678)	-
Investment in affiliates	(535)	(79)	(2,971)
Collection of notes receivable	2,657	-	-
Distributions to minority partners	-	(250)	(500)
Net cash provided by (used in) investing activities	(3,434)	(10,450)	3,197

Cash flows from financing activities:
Increase in restricted deposits	(336)	(1,636)	(35)
Debt issue and other financing costs	(153)	(578)	(3,374)
Repurchase of Series A preferred stock	-	(20,524)	-
Proceeds from long-term borrowings and financing obligations	26,620	28,763	120,838
Repayment of long-term borrowings	(33,154)	(59)	(125,092)
Repayment of capital lease and financing obligations	(8,768)	(4,777)	(2,942)
Other	1,459	(30)	(57)
Net cash provided by (used in) financing activities	(14,332)	1,159	(10,662)
Net increase (decrease) in cash and cash equivalents	4,380	(933)	(2,893)
Cash and cash equivalents at the beginning of the year	6,368	7,301	10,194
Cash and cash equivalents at the end of the year	$10,748	$6,368	$7,301

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2004	2003	2002

Supplemental disclosure of cash flow information -
cash paid during the year for interest	$42,772	$19,235	$15,260
cash paid during the year for taxes	$1,188	$418	$-
Noncash investing and financing activities:
Transfer of property held for sale to property and equipment	$-	$-	$2,028
Transfer of property held for development to property and equipment	$-	$-	$214
Transfer of property and other assets to assets held for sale	$7,891	$-	$-
Unrealized holding gains in investment securities	$-	$144	$1,383
Accrued and in-kind preferred stock dividends	$3,737	$6,238	$7,343
Gain on repurchase of Series A preferred stock	$-	$14,523	$-
Common stock warrants issued	$-	$2,549	$-
Note from affiliates	$-	$1,359	$-
Debt assumed for acquisition of property and equipment	$-	$22,639	$-
Capital Lease and financing obligations	$417,233	$222,221	$42,800
Assumption of debt on sale-leaseback	$(56,566)	$(24,291)	$-
Note Receivable for sale of property	$1,331	$-	$-

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE OPERATIONS
(In thousands, except share data)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Number		Number		paid-in	comprehensive	Accumulated	shareholders'
	of shares	Amount	of shares	Amount	capital	income (loss)	deficit	deficit

Balances at December 31, 2001	30,609	$-	10,196,030	$1	$67,686	$(136)	$(146,228)	$(78,677)
Unrealized gain on investment
securities	-	-	-	-	-	1,383	-	1,383
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	43,695	-	(73)	-	-	(73)
Options exercised	-	-	7,501	-	16	-	-	16
Preferred stock dividends	2,864	-	-	-	1,315	-	(7,343)	(6,028)
Net loss for the year ended
December 31, 2002	-	-	-	-	-	-	(6,455)	(6,455)
Balances at December 31, 2002	33,473	-	10,247,226	1	68,944	1,247	(160,026)	(89,834)
Unrealized gain on investment
securities	-	-	-	-	-	144	-	144
Realized gain on investment
securities	-	-	-	-	-	(1,391)	-	(1,391)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	-	-	(92)	-	-	(92)
Options exercised	-	-	50,223	-	122	-	-	122
Warrants issued in lease acquisition	-	-	-	-	2,549	-	-	2,549
Preferred stock dividends	1,357	-	-	-	1,371	-	(6,238)	(4,867)
Gain on repurchase of
Series A preferred stock		-	-	-	-	-	14,523	14,523
Net loss for the year ended
December 31, 2003	-	-	-	-	-	-	(8,081)	(8,081)
Balances at December 31, 2003	34,830	-	10,297,449	1	72,894	-	(159,822)	(86,927)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	-	-	243	-	-	243
Options exercised	-	-	514,082	-	1,215	-	-	1,215
Preferred stock dividends	1,412	-	-	-	1,427	-	(3,737)	(2,310)
Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	(40,540)	(40,540)
Balances at December 31, 2004	36,242	$-	10,811,531	$1	$75,779	$-	$(204,099)	$(128,319)

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definitions

Throughout Notes to Consolidated Financial Statements certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

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

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (“Emeritus” or the “Company”) is a nationally integrated assisted living company focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. As of December 31, 2004, the Company owns 6 communities and leases 158 communities. These 164 communities comprise the communities included in the consolidated financial statements.

In addition, the Company also provides management services to independent and related-party owners of assisted living communities. As of December 31, 2004, the Company managed 17 communities, for which only management fees are recognized in the consolidated financial statements.

The management agreements included management agreements covering 46 communities in connection with the Emeritrust transactions, which are referred to extensively throughout these financial statements, through September 30, 2003, which were subsequently reduced to 23 Emeritrust I communities as of December 31, 2003, and reduced again to 5 at December 31, 2004, detailed as follows:

* Emeritrust I: 25 communities that the Company began managing in December 1998. Mr. Baty held an indirect noncontrolling interest in the entity that owned these communities. Until December 31, 2001, the Company received a base management fee of 5% of gross revenues for these communities, but was entitled to receive up to 7% depending on the cash flow performance of the communities managed. As of January 1, 2002, however, the Company received a base management fee of 3% of gross revenues, but could have received up to 7% depending on the cash flow performance of the communities managed. Additionally, the Company was required by its management contracts to fund cash operating deficits. In May 2002, the Company entered into an agreement for a third party to operate one of these communities located in San Bernardino, California. The new operator had responsibility for all economic benefits and detriments and had an option to purchase this community from the owner of the community. In April 2003, the new operator exercised their option to purchase this community reducing the number of communities managed from 25 to 24. In August of 2003, the owners sold another building in Casper, Wyoming, further reducing the number of communities managed from 24 to 23. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities the Company managed to 22. In the third quarter of 2003, the Company executed a short-term extension of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

management agreement for the remaining communities from June 30, 2003, to January 2, 2004. This extension removed the purchase option in the original agreement. Additionally, the Company was indemnified against any funding obligations it may have had under the extended management agreement by certain of the Emeritrust I investors, including Mr. Baty, one of the Company's principal shareholders. Subsequently, the Company executed a longer term extension from January 2, 2004, to September 30, 2005, which extension also excludes any funding obligation or purchase option, but which may be terminated by either party with 90 days notice. In connection with the financing extension effective April 1, 2004 , the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005, with a one-year extension to March 31, 2006, available under certain circumstances, subject to termination by either party on short notice.  In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Mr. Baty. This entity, in turn, leased the community to the Company. As of September 30, 2004, 16 of the original 21 Emeritrust I Communities were acquired by a third party REIT and leased to the Company and their operating results are included in the consolidated financial statements beginning October 1, 2004. The remaining five communities are still managed by the Company.

* Emeritrust II: 21 communities that the Company managed in the time period from March 1999 to September 2003. Mr. Baty held an indirect non-controlling interest in the entities that owned these communities. As of September 30, 2003, the owners of the Emeritrust II communities sold them to a REIT, which leased these communities back to the Company in a master lease and these communities are included in the Company's consolidated financial statements beginning October 1, 2004. The Emeritrust II communities consisted of:

*Emeritrust II Operating: 16 communities for which the Company had no obligation to fund cash operating deficits. The Company received a base management fee of 5% of gross revenues, but may have received up to 7% depending on the cash flow performance of the communities managed. As of September 30, 2003, these communities were included in the Company's consolidated results.

*Emeritrust II Development: 5 communities for which the Company was required to fund cash operating deficits. The Company received a base management fee of 5% of gross revenues, but may have received up to 7% depending on the cash flow performance of the communities managed. As of September 30, 2003, these communities were included in the Company's consolidated results.

Other management agreements are as follows:

*	management agreements covering 7 communities owned by entities controlled by Mr. Baty. The Company generally receives fees ranging from 5% to 6% of the gross revenues generated by these communities.

*	a management agreement covering one community owned by a joint venture in which the Company has a financial interest. The Company receives management fees of 6% of gross revenues for this community.

*	management agreements covering three communities owned by independent third parties. The Company receives management fees based on a rate for occupied capacity.

*
a management agreement covering one community owned by an independent third party. The Company receives management fees of the greater of $7,000 per month or 6% of gross revenue from this community, with opportunities to earn additional fees based on operating cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Summary of Significant Accounting Policies and Use of Estimates

The preparation of consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives such as move in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation. Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Emeritus believes the following critical accounting policies are most significant to the judgments and estimates used in the preparation of its consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.

*
For commercial general liability and professional liability insurance for 2004, Emeritus formed a wholly owned captive insurance company domiciled in the U.S. The insurance policy issued by the captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. Emeritus accrues losses based upon actuarial estimates of the total aggregate liability for claims occurring within the year plus captive related expenses. Losses, whether within the self-insured retention, the policy limits, or exceeding policy limits are covered through a self-insurance pool agreement with all managed communities on a per unit of capacity basis Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination. The captive was capitalized and the premium structure established pursuant to regulatory requirements. Emeritus pays premiums based in part on a fixed schedule and in part as losses are actually paid. The captive is subject to regulatory agency oversight and is reviewed for compliance with applicable law. Results from these reviews may change the timing or amount of subsequent funding.

*
For health insurance, Emeritus self-insures each covered member up to a certain level above which, for certain covered members,  a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

*
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York, and the compulsory State Funds States) through a high deductible, fully collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The posted collateral is greater than expected annual losses. The Company contracts with an independent third-party administrator to administer the claims; and paid claim expenses are drawn from a collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis based on actual payroll. The difference between the posted collateral and estimated actual losses is carried as an asset on the balance sheet. At policy expiration, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. Any premium adjustment for the differences between estimated and actual payroll will first be applied to the accrued asset and then, if needed, as an adjustment to workers' compensation expense at the time such adjustment is determined. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. There is a reasonable expectation that the total incurred losses will be less than the posted collateral, and the benefit of any over-collateralization will inure to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Company. The Company insures occupational injuries and illness in New York through participation in a self-insured group pool on a guaranteed cost insurance policy basis, with the premium payable monthly. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims, and claim expenses are paid by the insurer. For work-related injuries in Texas, the Company provides work related injury benefits through a qualified “Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan.” Claim expenses are paid as incurred and estimated losses are accrued on a monthly basis based on actual payroll. An insurance policy is in place to cover liability losses in excess of a deductible amount. The cost of this insurance is accrued monthly. The Company contracts with an independent third-party administrator to manage the claims.

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

*
Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

*
Emeritus accounts for impairment of long-lived assets, which include property and equipment, investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of the Company's relationships with its partners and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

*
Emeritus accounts for leases as either operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property. Properties under operating leases are not included on the balance sheet and are accounted for in the statement of operations as facility lease expense for actual rent paid to the extent any increases in rent is considered to be contingent and not determinable. In cases where there are rent escalator provisions that have fixed or determinable increases, the operating leases are accounted for as the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective leases and less facility lease expense than the actual rent paid in the later years of the lease. Those leases that meet one of the criteria described above cannot be accounted for as operating leases but are accounted for as capital leases. For properties under capital lease arrangements, a liability is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term, and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. Typically, capital lease treatment results in greater depreciation and interest than actual lease payments paid in the early years of the leases and less depreciation and interest than actual rent paid in the later years of the leases. Properties that are sold and leased-back and for which the Company has continuing involvement are accounted for as financings, in which the property remains on the balance sheet and a financing obligation is recorded generally equal to the purchase price of the properties sold. The impact on the statement of operations is similar to a capital lease.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper, and certificates of deposit with a maturity date at purchase of three months or less. Cash equivalents at December 31, 2004, and 2003, were not material.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 12 to 40 years; furniture, equipment and vehicles, five to seven years; capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.

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

Investments

Investment securities are classified as trading and are recorded at fair value. They represent funds for the non-qualified deferred compensation plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Deferred Rent

Deferred rent primarily represents lease incentives that are deferred and amortized using the straight-line method over the terms of the associated leases and the effects of straight-lining leases that contain fixed payment escalators.

Deferred Gain on Sales of Communities

Deferred gains on sales of communities consist of deferred gains on sale-leaseback transactions. Deferred gains on sale-leaseback transactions are amortized using the straight-line method over the terms of the associated leases where the Company has no continued financial involvement in communities that it has sold and leased back. Sale-leaseback transactions where the Company has continuing financial involvement, other than normal leasebacks, are not accounted for as sales until such involvement terminates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share data )
Net income (loss) to common shareholders:
As reported	$(44,277)	$204	$(13,798)
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(1,028)	(1,156)	(773)
Pro forma	$(45,305)	$(952)	$(14,571)

Net income (loss) per common share:

As reported - Basic	$(4.17)	$0.02	$(1.35)

Pro forma - Basic	$(4.27)	$(0.09)	$(1.43)

As reported - Diluted	$(4.17)	$0.02	$(1.35)

Pro forma - Diluted	$(4.27)	$(0.09)	$(1.43)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted were estimated at the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2004	2003	2002

Expected life from vest date (in years)	4	4	4
Risk-free interest rate	3.04% - 3.58%	1.96% - 2.6%	2.9% - 4.3%
Volatility	88.4% - 90.8%	89.3% - 90.0%	90.4%-93.3%
Dividend yield	-	-	-
Weighted average fair value (per share)	$4.24	$2.55	$1.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
	Year ended December 31,
	2004	2003	2002
Convertible Debentures	1,455	1,455	1,455
Options	1,559	30	1,714
Warrants - Senior Housing Partners I, L.P.	400	400	-
Warrants - Saratoga Partners	1,000	-	1,000
Series A Preferred (1)	-	-	1,374
Series B Preferred	5,019	4,824	4,636
	9,433	6,709	10,179

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

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):
	Year ended December 31,
	2004	2003	2002
Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$(44,277)	$204	$(13,798)
Denominator for basic net income per share:
Weighted average number of common shares outstanding	10,623	10,255	10,207

Basic net income (loss) per share	$(4.17)	$0.02	$(1.35)
Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$(44,277)	$204	$(13,798)

Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	10,623	10,255	10,207
Assumed exercise of options and warrants	-	1,266	-
	10,623	11,521	10,207

Diluted net income (loss) per share	$(4.17)	$0.02	$(1.35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In December 2004, the FASB issued FASB Statement No. 123 Revised (R) “Share-Based Payment”. This statement requires the Company to recognize in the income statement expense for compensation cost related to share based payments including stock options and employee stock purchase plans. FASB No. 123R would eliminate the Company’s ability to account for share-based awards to employees using APB Opinion 25, “Accounting for Stock Issued to Employees” and would require that the transactions use a fair value method as of the grant date. FASB 123R addresses the accounting for transactions in which the Company receives employee services in exchange for equity instruments or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. FASB 123R is effective for the Company after June 15, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(2) Short-Term Investments

In 1999, the Company wrote down its investment in the common stock of ARV Assisted Living, Inc. (“ARV”) by $7.4 million as management concluded the decline in the fair market value of this investment was other than temporary. Details regarding the ARV investment, which comprised the entire investment designated as available for sale as of December 31, are as follows (In thousands):

		Gross	Fair
	Amortized	Unrealized	Market
	Cost	Gains/(Losses)	Value
2004	$-	$-	$-
2003	$-	$-	$-
2002	$1,512	$1,247	$2,759

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

Short-term investments designated as trading securities are carried at fair value and represent funds for the non-qualified deferred compensation plan of $1.3 million and $987,000 at December 31, 2004 and 2003, respectively.

(3) Long-Term Investments

In December 2003, Emeritus invested $7.7 million in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin, that was the subject of a voluntary Chapter 11 bankruptcy. The investment represents an 11% interest in the total invested capital of the LLC and includes an excess of approximately $3.6 million over the underlying net book value. Alterra operates approximately 300 assisted living communities in 22 states. The purchase price for Alterra was $76 million and the transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and the Company. Under the LLC agreement, distributions are first allocated to Fortress until it receives payment on a $15.0 million loan to the LLC at 15% interest and its original investment of $49 million together with a 15% preferred return, and then are allocated to the three investors in proportion to percentage interests, as defined in the agreement, which are a 50% interest for Fortress and a 25% interest each for the Company and the entity controlled by Mr. Baty.

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 were recorded in the consolidated statement of operations for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

year ended December 31, 2004, under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

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

(4) Other Receivables

Other receivables consisted of the following at December 31 (In thousands):

	2004	2003

Working capital advances to third parties and affiliates	$390	$152
Interest receivable	1	470
Other receivables.	1,879	1,339
	$2,270	$1,961

(5) Property and Equipment

Property and equipment consist of the following at December 31 (In thousands):

	2004	2003

Land and improvements	$13,467	$15,835
Buildings and improvements	645,922	319,147
Furniture and equipment	19,016	16,962
Vehicles	5,544	5,413
Leasehold improvements	10,120	7,787
	694,069	365,144
Less accumulated depreciation and amortization	68,057	39,419
	626,012	325,725
Construction in progress	1,035	870
	$627,047	$326,595

Included in the above schedule are property and equipment under capital leases. Equipment under capital leases is $709,000 and $495,000 at December 31, 2004 and 2003, respectively, with accumulated depreciation of $289,000 and $121,000, respectively. Vehicles under capital leases are $1.3 million and $981,000 at December 31, 2004 and 2003, respectively, with accumulated depreciation of $417,000 and $186,000, respectively. Buildings under capital leases are $521.4 million and $187.6 million at December 31, 2004 and 2003, respectively, with accumulated depreciation of $26.0 million and $2.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(6) Notes Receivable From and Investments in Affiliated Companies

During 1998, the Company sold its interest in a community located in Texas to a Baty-related entity. Pursuant to the purchase and sale agreement, the Company advanced $1.0 million of funds to the Baty-related entity, which was subsequently repaid in 1999, and $800,000, subject to promissory notes bearing interest at 9% and payable in 10 years and on demand, respectively. The $1.0 million note contained additional funding provisions whereby the Company funds 20% of the losses generated by the community up to $500,000, of which $500,000 was outstanding at December 31, 2003 and 2002, which also bears interest at 9% and is payable in 10 years. In addition, the Company has advanced the Baty-related entity $450,000 under a repair note, bearing interest at 9% and due June 2008. The Baty-related entity’s aggregate obligation to the Company under these notes was $2.6 million, including accrued interest of $881,000, at December 31, 2003. These notes were paid off in connection with completing the first stage of a lease of up to 24 assisted living facilities (See CPM-JEA Transactions in footnote 17 for details)

In January 2000, the Company purchased a 30% equity interest in Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company. The Company has cash funding obligations of up to $1.8 million. As of December 31, 2001, the Company had funded the entire $1.8 million. During 2004, the Company additionally funded $356,000. The Company recognized its share of partnership gain of $132,000, $175,000 and $98,000 in 2004, 2003 and 2002, respectively, which is included in "Other, net".

In August, 2004, the Company received a note receivable for $1.3 million for the balance of the purchase price of the Scottsdale, Arizona community sold for approximately $1.8 million. The note has a 5-year term with interest at 5.5 percent and includes principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004.

(7) Restricted Deposits

Restricted deposits consist of funds required by various REIT's to be placed on deposit until the Company’s communities meet certain debt coverage and/or cash flow coverage ratios, at which time the funds will be released to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(8) Long-term Debt

Long-term debt consists of the following at December 31 (In thousands):

	2004	2003

Notes payable, principal and interest at LIBOR* plus 4.15% with a floor of 6.5% (6.5% at December 31, 2003) payable monthly, unpaid principal and interest due December 2006, with an option to extend to September 2007	$-	$57,042
Notes payable, interest only at 12% plus 1.75% accrued interest (12% at December 31, 2003) payable monthly, unpaid principal and capitalized interest due December 2007	-	16,298
Note payable, interest only at 12.13% (12.63% at December 31, 2004) payable monthly with a 50 basis point increase each anniversary capped at 13%, principal and interest starting the second year (October 2004), and unpaid principal and interest due June 2007 (note was refinanced in March 2005)	19,634	25,800
Notes payable, principal & interest at LIBOR* plus 4.5% and LIBOR plus 7.75% (7% and 9.75% at December 31, 2003) payable monthly, unpaid principal and interest due March 2006	-	6,647
Notes payable, interest at rates from 8.0% to 12%, payable in monthly installments, due through March 2013	10,482	11,412
Notes payable, principal and interest at 6.98%, payable in monthly installments, due August 2008	22,092	22,639
Notes payable, principal and interest at prime, payable in monthly installments, due September 2005	631	1,300
Notes payable, interest at 12% in first year and 12.5% in second, payable in monthly installments, unpaid principal and interest due April 2006. (note was refinanced in March 2005)	1,822	-
Subtotal	54,661	141,138
Less current portion	4,133	4,750
Long-term debt, less current portion	$50,528	$136,388

*	LIBOR is the London Interbank Offering Rate.

Substantially all long-term debt is secured by the Company’s property and equipment.

On July 30, 2004, the Company completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP), an independent third party, and leased back to the Company for a 15-year initial lease period with two 10-year renewal options. As a part of this transaction, HCP assumed the note payable of $57.0 million due December, 2006. In addition, the Company paid off HCP mezzanine debt of $16.3 million that was due December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

In January 2003, the Company reached an agreement with General Motors Acceptance Corporation (“GMAC”) to extend a $6.8 million note set to mature February 1, 2003. The original $6.8 million note has been bifurcated into a $6.2 million Note A and a $560,000 Note B. The new notes of $6.8 million mature March, 1, 2006, and provides for monthly principal payments of approximately $22,000 in addition to interest at LIBOR plus 4.5% and LIBOR plus 7.75%, respectively.

Additionally, related to the GMAC extension, the original Seller note for $1 million was also extended. The original seller note principal balance for the year ended December 31, 2003, was $921,000 with a maturity of March 1, 2003. This amendment extends the principal maturity to March 1, 2006, and requires $12,500 monthly principal and interest payments, with interest accruing at 12%. The Company made a $200,000 principal paydown in February 2003 and made all scheduled principal payments in 2004.

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for $9.6 million. In connection with this sale the Company paid off all GMAC related financing. In addition, the extension of the $1 million note was also paid off.

In May 2003, in connection with the Lease of Eight Communities in May 2003 transaction discussed in Note 17, "Sales and Acquisitions, including Certain Related-Party Transactions", a REIT loaned $600,000 to the Company for general working capital purposes and for capital and other improvements (included in the note for $10.5 million in the table above). This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if the Company exercises its purchase option at any time on any of the eight communities, the pro rata principal portion of the loan will become due at the time the closing of the sale of such facility occurs.

The REIT that financed the Emeritrust II transaction held $6.8 million of the Company's leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003 and $11.5 million in leasehold mortgage financing to support the purchase of the Emeritrust II communities. On September 30, 2003, these three financings were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at the Company's option, through increases in the amount of the lease financing based on the portfolio achieving certain coverage ratios. The Company made a cash principal reduction of $6.0 million on August 2, 2004. The balance on the note as of March 2, 2005, was approximately $19.6 million.

In March 2005, the Company closed a debt restructuring transaction that reduces the effective interest rate by approximately 2.75% on $21.4 million of debt and extends the maturity to February 2008

The Company modified the existing note in full substitution with Healthcare Realty Trust, Incorporated ("HRT"), an unrelated third party lender. Health Care REIT, Inc. (“HCN”) sold the loan to HRT, and assigned substantially all of the leasehold mortgages and all additional collateral securing the loan pursuant to a certain Loan Purchase Agreement between HCN, HRT, and Emeritus. HRT and the Company agreed to modify, amend, and restate the loan. The restated loan has a maturity date of February 28, 2008. The initial interest accrues on the principal amount outstanding at the rate of 10% per annum. Commencing on the first day of the first month after the commencement date and on the first day of each month thereafter, the Company will make monthly interest only payments sufficient to pay all interest accrued. On the maturity date, the Company will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest and all charges, expenses, and other amounts payable by the Company to HRT. The Company will not have the privilege of prepaying on the note in whole or in part at any time without the prior written consent of HRT, at HRT's sole discretion. In addition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

the note contains certain subjective default clauses, which, as a remedy, HRT may declare the loan to be immediately due and payable.

In connection with the loan modification, HRT also extended an additional $1.8 million to the Company on the same terms as the restated loan from HRT to pay off certain transaction cost advances that matured in March 2006 and had an interest rate of 12.0% (increasing to 12.5% in April 2005).  Including this modification, principal maturities of long-term debt at December 31, 2004, would have been $3.1 million in 2005, $2.3 million in 2006, $2.8 million in 2007, $42.8 million in 2008, $50,000 in 2009, and $3.6 million thereafter.

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

Certain of the Company’s indebtedness include restrictive provisions related to cash dividends, investments, and borrowings. As of December 31, 2004, the Company was in violation of one or more covenants in certain of the leases, but has been able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default.  Many of its debt instruments contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender. Such cross-default provisions affect 6 owned assisted living properties. Accordingly, any event of default could cause a material adverse effect on its financial condition if such debts are cross-defaulted.

Principal maturities (excluding the effect of the March, 2005 refinancing transactions) of long-term debt at December 31, 2004, are as follows (In thousands):

2005	$4,133
2006	5,304
2007	20,129
2008	21,407
2009	50
Thereafter	3,638
Total	$54,661

(9) Convertible Debentures

The Company has $32.0 million of 6.25% convertible subordinated debentures (the “Debentures”) that are due January 1, 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company’s common stock. Interest on the debenture is payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

The Debentures are subject to redemption, as a whole or in part, at a redemption price of 100% of the principal amount.

Of the $32.0 million of debentures, $21.5 million are owned by directors and officers or their affiliates. Saratoga Partners, two of whose representatives are directors, own $5.0 million of the debentures. Affiliates of Daniel R. Baty, the Company’s chief executive officer and a director, and Stanley L. Baty, a director, own $15.8 million of the debentures and another executive officer owns $660,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(10) Redeemable Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. The holder of the Series A redeemable Preferred Stock was entitled to receive quarterly dividends payable in cash. The dividend rate was 9% of the stated value of $25,000,000. Dividends accumulate, whether or not declared or paid. If cash dividends were not paid quarterly, the dividend rate increased to 11% (“arrearage rate”) until the unpaid cash dividends had been fully paid. The preferred stock had a mandatory redemption date of October 24, 2004, at a price equal to $1,000 per share, plus any accrued but unpaid dividends. Each share of preferred stock could be converted, at the option of the holder, into 55 shares of common stock, at the trading price at the time of conversion. The preferred stock was also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes would have contained the same conversion rights, restrictions and other terms as the preferred stock. For each of the years ended December 31, 2003, and 2002, the Company accumulated dividends aggregating $1.7 million, and $2.75 million, respectively, at the arrearage dividend rate of 11%, for a total of $7.2 million.

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

Repurchase of Series A Preferred Stock. In a two-part transaction that was completed August 28, 2003, the Company repurchased all the outstanding shares of its Series A Preferred Stock for an aggregate purchase price of $20.5 million. The Series A Preferred Stock had been issued originally in October 1997 for $25.0 million. As a part of the repurchase, the holder of the Series A Preferred Stock waived approximately $10.1 million in accrued and unpaid dividends. As a result of the transaction, the Company recognized a gain of approximately $14.5 million. Just prior to the repurchase, the Series A Preferred Stock was accruing compounded, cumulative dividends of approximately $3.7 million annually with mandatory redemption in October 2004 at a price of $25 million plus accrued and unpaid dividends. In completing the repurchase, the Company avoided these future obligations. The Company obtained the funds to complete the repurchase through three related transactions as described in footnote (17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(11) Income Taxes

Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating losses and requirements to pay Alternative Minimum taxes.

Income taxes of $1.2 million and $418,000 at December 31, 2004 and December 31, 2003, respectively, are due primarily because of gains on sale-leaseback transactions involving several communities in 2004 and 2003, which have been deferred for accounting purposes. The Company believes that it will be required to pay an alternative minimum income tax for 2004 on its federal income tax return and in certain states it will pay income or franchise tax.

The tax effect of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are comprised of the following at December 31, (In thousands):

	2004	2003

Gross deferred tax liabilities:
Lease expense	$(15,171)	$-
Book basis in fixed assets in excess of tax basis	-	(4,933)
Insurance	-	(1,131)
Depreciation and amortization	(967)	(1,525)
Other	-	(45)
	$(16,138)	$(7,634)
Gross deferred tax assets:
Net operating loss carryforwards	11,890	25,303
Deferred gains on sale-leasebacks	12,828	13,811
Unearned rental income and deferred move-in fees	5,332	4,012
Vacation accrual	1,094	740
Health insurance accrual	860	928
Insurance accrual	8,807	-
Interest expense	12,558	-
Depreciation and amortization	132	-
Deferred lease payments	-	1,414
Capital leases	10,714	1,680
Federal alternative minimum tax credit	945	142
Other	1,592	634
	66,752	48,664
Less valuation allowance	(50,614)	(41,030)
Deferred tax assets, net	16,138	7,634
Net deferred tax assets	$-	$-

The increase in the valuation allowance was $9.6 million, $2.8 million, and $1.8 million for 2004, 2003, and 2002, respectively. The increases were primarily due to the change in accounting for leases and deferred gains, for which management does not believe that it is more likely than not that realization is assured.

For federal income tax purposes, the Company has net operating loss carryforwards at December 31, 2004, available to offset future federal taxable income, if any, of approximately $35.0 million expiring beginning in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(12)  Shareholders’ Deficit

Preferred Stock

In December 1999, the Company sold 30,000 shares of its Series B preferred stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. Each share of Series B Preferred Stock has voting authority, and is convertible into the number of shares of common stock equal to the stated value of $1,000 divided by an initial conversion price of $7.22, to be adjusted for any anti-dilutive transactions. Additionally, the Company issued to Saratoga a seven-year warrant ("the Warrant") to purchase one million shares of Common Stock at an exercise price of $4.30 per share on August 31, 2000.

The Series B Preferred Stock is entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Preferred Stock. From issuance to January 1, 2004, the dividend rate was 6% of the stated value of $1,000, of which 2% was payable in cash and 4% was payable in Series B Preferred Stock at the rate of one share of Series B Preferred Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate is 7% of which 3% is payable in cash and 4% is payable in Series B Preferred Stock. Dividends accumulate, whether or not declared or paid. Prior to January 1, 2007, however, if the cash portion of the dividend is not paid, the cash dividend rate will increase to 7% ("arrearage rate"), until the unpaid cash dividends have been fully paid, or until January 1, 2007, whichever first occurs. Beginning January 10, 2003, the Company can redeem all of the Series B Preferred Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days. In 2002, the Company accrued $2.4 million in cash dividends at the higher arrearage rate, and $1.3 million equivalent to 1,317 shares of Series B Preferred Stock as in-kind dividends. In the third quarter of 2002, the Company issued 2,533 shares of Series B Preferred Stock for the in-kind dividends accrued from 2000, 2001, and the first two quarters of 2002. In the fourth quarter of 2002, another 331 shares of Series B Preferred Stock were issued for the third quarter accrual. During 2003, additional shares of Series B Preferred Stock were issued on a quarterly basis on the first day following the quarter to which they were related. Thus, an additional 1,357 shares, equivalent to $1.4 million, of Series B Preferred Stock were issued as paid-in-kind dividends during 2003. During 2004, an additional 1,412 shares, equivalent to $1.4 million Series B Preferred Stock were issued as paid-in-kind dividends. Accordingly, the Company had a cumulative commitment to issue 362 shares, 348 shares, and 334 shares of Series B Preferred Stock at December 31, 2004, 2003, and 2002, respectively.

As of December 31, 2004, the Company has accrued its obligation to pay cash dividends to the Series B preferred shareholders, which amounted to approximately $10.5 million, including all penalties for non-payment. Since the Company had not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in the Company's Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

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

The Company has authorized 2,400,000 shares of common stock to be reserved for grants under the 1995 Plan of which 264,390 were available for future awards at December 31, 2004. Options generally vest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

between three-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

In May 2001, the Company announced an offer to exchange options under the 1995 Plan held by current employees, including executive officers, for new options to be granted under the 1995 Plan and new option letter agreements. Under the offer, employees were required to tender all or none of their options in exchange for new options subject to the same number of shares of common stock as the options tendered for exchange. Approximately 99% of outstanding options were exchanged. The new options were granted on December 10, 2001, which was the first business day that was at least six months and one day after the date tendered options were accepted for exchange. The new options have an exercise price of $2.11 and fully vested 30 months after the date of grant, which was June 11, 2004. In all other respects, the terms of the new options were the same as the terms of the options tendered for exchange.

A summary of the activity in the Company’s stock option plans follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,151,443	$2.89	1,714,333	$2.56	1,192,552	$2.39
Granted	45,000	$6.42	536,500	$3.94	601,000	$2.94
Exercised	(514,082)	$2.37	(50,223)	$2.44	(7,501)	$2.11
Canceled	(123,407)	$4.25	(49,167)	$3.03	(71,718)	$2.96
Outstanding at end of year	1,558,954	$3.06	2,151,443	$2.89	1,714,333	$2.56
Options exercisable at year-end	1,061,448	$2.70	916,941	$2.57	420,110	$2.82
Weighted-average fair value of options
granted during the year		$4.24		$2.55		$1.99

The following is a summary of stock options outstanding at December 31, 2004:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
$1.60	-	$2.11	644,390	6.95	$2.10	644,390	$2.10
$2.56	-	$4.06	854,814	7.66	$3.47	394,808	$3.30
$6.30	-	$7.95	50,750	8.95	$6.44	13,250	$6.84
$9.63	-	$9.63	500	3.88	$9.63	500	$9.63
$10.25	-	$15.25	8,500	2.64	$13.09	8,500	$13.09
			1,558,954	7.38	$3.06	1,061,448	$2.70

Employee Stock Purchase Plan

In July 1998, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 400,000 shares are available for purchase under the Plan. Periodically, participant account balances are used to purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

shares of stock on the open market at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases or 15% of eligible compensation. The Plan expires in May 2008. In 2004, 2003, and 2002, employees purchased, net of open market repurchases; zero; zero; and 43,695 common shares, respectively, through the Plan, for an aggregate total of 175,975 since inception of the Plan.

(13) Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following for the years ended December 31, 2004, 2003, and 2002, respectively (In thousands):

	2004	2003	2002

Net income (loss) to common shareholders	$(44,277)	$204	$(13,798)
Other comprehensive income (loss):
Unrealized holding gains
on investment securities	-	144	1,383
Realized gains on investment securities	-	(1,391)	-
Comprehensive loss	$(44,277)	$(1,043)	$(12,415)

(14)  Financial Instruments

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, short-term borrowings, accounts payable, convertible debentures, redeemable preferred stock, and long-term debt. The fair value of the Company’s financial instruments, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following: long-term debt had an estimated fair value, based on the Company’s incremental borrowing rate of 9.5%, of $53.4 million, which approximates the carrying value of $54.7 million; and the convertible debentures have an estimated fair value, based on the Company’s incremental borrowing rate, of $31.7 million versus a book value of $32.0 million at December 31, 2004.

(15)  Related-Party Management Agreements

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

The Company has management agreements with a number of entities directly owned or controlled by Mr. Baty relating to 8 communities at December 31, 2004. The agreements have terms ranging from two to four years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues. Management fee revenue earned under these and previous agreements was approximately $2.2 million, $4.4 million, and $4.3 million in 2004, 2003, and 2002, respectively.

Mr. Baty is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty’s varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance new facilities. Columbia-Pacific and affiliated partnerships operate assisted living communities and independent living facilities, many of which the Company manages under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with the Company, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

(16) Leases

At December 31, 2004, the Company leased office space and 158 assisted living communities. The office lease expires in 2006 and contains two five-year renewal options. The community leases, which are triple-net leases, expire from 2005 to 2018 and contain various extension options, ranging from five to 15 years.

Minimum lease payments under noncancelable operating leases at December 31, 2004, are as follows (In thousands):

2005	$36,998
2006	37,509
2007	38,008
2008	38,514
2009	39,021
Thereafter	131,862
Total	$321,912

Facility lease expense under noncancelable operating leases was approximately $38.4 million, $33.8 million, and $27.2 million for 2004, 2003, and 2002, respectively, which included non-cash expense of approximately $652,000, $550,000, and $344,000, respectively, related to straight-lining lease expense based on fixed inflators. A number of operating leases provide for additional lease payments after 24 months computed at 5% of additional revenues of the community. Additional facility lease expense under these provisions was approximately $920,000, $628,000, and $599,000 in 2004, 2003, and 2002, respectively. Additional lease payment after 13 months computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold are related to a 24 community lease acquisition from the fourth quarter of 2002 and resulted in additional lease expense of $67,000 and zero in 2004 and 2003, respectively.

Facility lease expense under noncancelable operating leases with entities in which Mr. Baty has a financial interest was approximately $5.9 million, $5.8 million and $1.5 million, for 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Minimum lease payments under noncancelable capital leases and financing obligations at December 31, 2004, are as follows (In thousands):

2005	$57,224
2006	59,088
2007	60,974
2008	62,849
2009	64,642
Thereafter	729,729
Subtotal	1,034,506
Less imputed interest at rates ranging between 6.0% and 9.5%	404,981
Capital lease and financing obligations	629,525
Less current portion	15,479
Capital lease and financing obligations, less current portion	$614,046

Facility interest expense under noncancelable capital leases and financing obligations was approximately $28.7 million, $6.1 million, and $2.4 million for 2004, 2003, and 2002, respectively. Depreciation was approximately $25.0 million, $5.1 million, and $2.1 million for 2004, 2003, and 2002, respectively.

Many of the Company's leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lessor. Such cross-default provisions affect 154 assisted living properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner. For the year ended December 31, 2003, the Company expected to be in compliance at least through 2004 and for the foreseeable future. However, in 2004, the Company was in violation of one or more covenants in certain of the leases, but has been able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default.

(17) Sales, Leases and Acquisitions, including Certain Related-Party Transactions

Emeritrust Transactions

Beginning in 1999, the Company managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company (ii) options for Emeritus to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management. During 2004, 2003, and 2002, the Company managed the Emeritrust I communities, which included 25 of the 46 communities. Through March 31, 2004 the management agreement provided for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. The management agreement also required the Company to fund cash operating losses of the communities. In each of April and August 2003, the Emeritrust I owners disposed of a community, reducing the number of managed communities to 23. In March 2004, the Emeritrust I owners disposed of a community, reducing the number of communities that the Company managed to 22. In June 2004, the Emeritrust I owners sold a community located in Grand Terrace, California, to an entity controlled by Mr. Baty. This entity, in turn, leased the community to the Company, reducing the number of communities that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

the Company managed to 21. On September 30, 2004, 16 of the original 21 Emeritrust I Communities were acquired by a third party REIT and leased as described under Emeritrust I Communities Lease. The five remaining communities continue to be managed by the Company. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $1.9 million, $2.7 million, and $1.8 million in 2004, 2003, and 2002, respectively. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Company and the Emeritrust I investors entered into a new management agreement providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. Effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005, with a one-year extension to March 31, 2006, available under certain circumstances, subject to termination by either party on short notice.

Emeritrust I Communities Lease. In connection with these communities and others, the following transaction took place that eliminated the majority of the Emeritrust I communities as managed communities, converting them to leased communities: As of September 30, 2004, 16 of the remaining 21 Emeritrust I Communities were acquired by a third party REIT and leased to the Company and their operating results are included in the Company's consolidated financial statements beginning October 1, 2004. Emeritus still manages 5 communities on behalf of the Emeritrust I group; the Emeritrust I group had previously disposed of 4 communities, including 1 which continues to be leased by the Company.

On September 30, 2004, the Company completed the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, have been acquired by an independent REIT for an approximate $170.8 million investment and are being leased to the Company. The Company completed the lease on the first 18 communities on September 30, 2004, and anticipates the remaining two communities will close during the second quarter of 2005. Sixteen of the communities included in this lease were part of the group of 21 owned by AL Investors and have been referred to in past filings with the Securities and Exchange Commission as the “Emeritrust I communities.” The Company managed these communities under a master management agreement entered into in 1999, which has been amended from time to time since then. The Company will continue to manage the five remaining Emeritrust I communities under the amended master management agreement for a fee based on a fixed percentage of revenue as described above under Emeritrust I Communities Management. Of the other four communities included in the lease, two were previously managed by the Company, one was leased by the Company and one is new to the Company’s portfolio.

The 18 communities are leased by the Company from the REIT pursuant to a new master lease with a 15-year term, with one 15-year renewal option. Due to certain subjective default provisions and default remedies, the leases are accounted for as capital leases. For the leases completed on September 30, 2004 this resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $156 million. Approximately an additional $35.3 million in property and equipment and financing obligations will be recorded pursuant to the future closing of the two remaining facilities. The initial lease payment for the facilities that have closed is approximately $12.2 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter as calculated with respect to the REIT's investment basis in the properties. The initial lease payment is expected to increase by $2.5 million when the remaining two facilities close. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. The new master lease is cross-defaulted and cross-collateralized with all of the Company’s other leases and loans relating to other communities owned by the REIT and contains certain financial and other covenants. The Company has the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing the obligations of the Company under the lease. As compensation, Mr. Baty will receive 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

cash flow. In 2004, Mr. Baty received $200,000 as consideration.  The Company has the right to purchase Mr. Baty’s 50% interest in the cash flow of the 20 communities for 50% of the lesser of 6 times cash flow or the fair market value of that cash flow. For purposes of this transaction, cash flow is defined as actual cash flow after management fees of 5% of revenues payable to the Company and actual capital expenditures and certain other agreed adjustments.

All 20 communities provide assisted and/or memory loss related services to seniors. The facilities are located in California, Delaware, Florida, Kansas, Montana, Nevada, South Carolina, Ohio, Utah, Texas, Virginia, and Washington.

Emeritrust II Communities Management. Through September 30, 2003, Emeritus managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if the Company met certain cash flow standards. The management agreement for five of the communities also required the Company to fund cash operating losses of those communities. Under this arrangement, the Company received management fees (net of its funding obligations) of approximately $2.0 million for the year ended December 31, 2003 and approximately $2.6 million for the year ended December 31, 2002.

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $118.6 million and leased them to the Company. A master lease covers the Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. Due to certain subjective default provisions and default remedies which allow for acceleration of all unpaid lease payments, the leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the REIT decides to sell. The lease is a triple-net lease, with annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators of the lesser of three times the change in the consumer price index or 28.67 basis points as calculated with respect to the REIT's investment basis in the properties. The REIT also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT. As part of the transaction, the Company also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of its common stock, of which 400,000 shares have been issued. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. The Company included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs and will amortize them over the life of the lease.

Lease of Eight Communities in May 2003. In May 2003, the Company entered into a lease with a REIT covering eight assisted living communities in four states containing an aggregate of 489 units. The lease is for an initial 10-year period with three 5-year extensions and includes an option to acquire the communities during the second year for a price of $42.2 million and during the third year at the same price plus a 3% premium. The Company believes this option exercise price is currently well above fair value based on current operations. Under the lease Emeritus has a right of first opportunity to purchase any of the properties if the owner decides to sell. The lease is a triple-net lease, with annual base rental of $3.5 million, and rent adjustments at the end of the first and second lease years based on a percentage of any increase in operating revenues, with an aggregate annual limit of $275,000, and adjustments each year thereafter based on increases in the consumer price index. The REIT has agreed to fund up to $500,000 for capital expenditures, with amounts added to the lease base and option price, and has provided the Company with a 10-year working capital loan for $600,000, with interest at 10% per annum payable monthly.

Transactions in Connection with the Repurchase of the Series A Preferred Stock. In July 2003, the first transaction involved three communities that Emeritus leased. Prior to this transaction, the Company also held notes receivable in the aggregate amount of $4.4 million that were secured by the same three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

communities and under which it received interest of approximately $144,000 annually. In the transaction, the communities were transferred to a REIT, which became the new owner and lessor, and the Company received net proceeds of $10.2 million in repayment of the notes the Company held and in exchange for its related security and other property interests in the communities. The transfer of the communities was subject to the Company's leases, the terms of which did not change. Because Emeritus disposed of its notes, the Company will no longer receive the interest it formerly did. The Company recognized a deferred gain of approximately $8.5 million, which is being amortized over the remaining life of the leases.

On September 20, 2003, the second transaction, with the same REIT, involved the sale-leaseback of four communities, three of which Emeritus owned and one of which it held a 50% joint venture interest, resulting in net proceeds of $6.6 million. The lease is for a 15-year term with a 15-year extension, is a triple-net lease requiring the Company to pay all expenses associated with the communities, and provides for a base annual rent of approximately $3.5 million, with periodic escalators of the lesser of three times the change in the consumer price index or 25 basis points as calculated with respect to the REIT's investment basis in the properties. Prior to this transaction, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million, which was assumed by the REIT in the sale. As a part of the assumption, the Company provided a letter of credit against the default of the underlying debt and continued a security interest in community receivables and limited guarantees in favor of the debt holder. These features of the transaction constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting and require the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to the REIT and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and the Company has established a financing obligation equal to the purchase price of approximately $34.6 million.

The third transaction, again with the same REIT, was a mortgage loan for $7.5 million secured by the Company’s leasehold interest in the seven communities involved in the first two transactions discussed above. The debt matures in August 2006 and requires monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the REIT, as discussed in Note 8, "Long-term Debt".

Lease of Eight Communities from Baty. In April 2002, the Company entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities through the assumption of their respective mortgage debt and lease obligations. The eight communities, comprising 617 units in Louisiana and Texas, had been previously operated by Horizon Bay Management L.L.C. In May 2002, the Company assigned its rights under these agreements to entities wholly owned by Mr. Baty and entered into five-year management agreements with the Baty entities expiring April 30, 2007, and providing for a management fee of 5% of gross revenue. As a part of these agreements, the Company had the right to reacquire the one community and seven leased communities at any time prior to April 30, 2007, by assuming the mortgage debt and lease obligations and paying the Baty entities the amount of any cash investment in the communities, plus 9% per annum. In the original agreements of acquisition with the Baty entities, Horizon Bay agreed to fund operating losses of the communities to the extent of $2.3 million in the first twelve months and $1.1 million in the second twelve months following the closing. Under the management agreements with the Baty entities, the Company agreed to fund any operating losses in excess of these limits over the five-year management term. In late 2002, the Baty entities and Horizon Bay altered their agreement relating to operating losses whereby (i) Horizon Bay paid the Baty entities $2 million and (ii) the Baty entities waived any further funding by Horizon of operating losses of the communities.

On September 30, 2003, Emeritus entered into an agreement to lease the eight Horizon Bay communities. Under the agreement, the Baty entities assigned, and the Company assumed, the existing leases relating to seven of the facilities, which were leased from two different lessors. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, the Company leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). As of April 1, 2004, this Horizon Bay community became a capital lease under the CPM-JEA transactions described below. The debt that is secured by this community may be cross-collateralized by Mr. Baty with an Emeritrust I community that he may acquire and lease to the Company, as described below. Annual rent relating to the eight communities is estimated at $4.6 million, with annual adjustments based upon changes in the consumer price lindex. The Company paid the Baty Entities approximately $70,000, which represents their cash investment plus 9% per annum, as provided in the original agreement related to the management of these communities between the Baty Entities and the Company. Although this transaction closed December 31, 2003, the economic and financial terms were effective June 30, 2003. Four of these facilities are capital leases resulting in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheets totaling approximately $23.6 million.

Fretus Lease. On October 1, 2002, the Company entered into an operating lease agreement with Fretus Investors LLC ("Fretus"), for 24 assisted living communities (the "Properties") in six states containing an aggregate of approximately 1,650 units. Fretus acquired the Properties from Marriott Senior Living Services, a subsidiary of Marriott International. Fretus is a private investment joint venture between Fremont Realty Capital ("Fremont"), which holds a 65% stake, with the remaining 35% minority stake held by an entity controlled by Mr. Baty and in which he holds an indirect 36% interest. Mr. Baty is also guarantor of a portion of the debt and the Baty-related entity is the administrative member of Fretus. Fretus, in turn, leased the Properties to the Company. The Company has no obligation with respect to the properties other than its responsibilities under the lease, which includes the option to purchase solely at the discretion of the Company.

The Fretus lease is for an initial 10-year period with two 5-year extensions and includes an opportunity for the Company to acquire the Properties during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee to Emeritus. The lease is a triple-net lease, with base rental equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt is for $45.0 million and interest is accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus equity is approximately $25.0 million but may increase as a result of additional capital contributions for specified purposes and will decrease as a result of cash distributions to investors. Based on the initial senior mortgage terms and Fretus equity, current rent payments are approximately $500,000 per month. In addition to the base rental, the lease also provides for percentage rental equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold, commencing with the thirteenth month of the lease. The Properties in this lease transaction are all purpose-built assisted living communities in which the Company offers both assisted and memory loss services in selected communities. Rent expense under the Fretus lease was $5.9 million, $5.8 million, and $1.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

March 2002 Lease of Four Communities. In March 2002, the Company entered into a 15-year master lease arrangement with HC REIT, Inc. for four communities, two of which Emeritus previously held an ownership interest in and two of which it previously leased from another lessor. A Baty-related entity held a 50% economic interest in one of the communities in which the Company had an interest. Preceding the HC REIT transaction, Emeritus purchased the Baty-related entity's economic interest for Baty’s investment basis of $2.1 million plus a 9% return, a $2.95 million total payment. The other community in which the Company had an interest was 50% owned by an outside investor. Also preceding the HC REIT transaction, the Company purchased the remaining 50% interest in this community for $2.65 million. Subsequent to the two purchase transactions, Emeritus entered into a master lease arrangement with the REIT for all four communities and recognized a net loss of approximately $530,000, which is recorded in “Other, net” in the consolidated statements of operations. The loss is primarily comprised of write-offs of existing loan fees and lease acquisition costs for the four buildings. Additionally, the Company has a deferred gain on sale associated with the transaction that approximates $1.8 million and new lease acquisition costs of $1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

million, that are being amortized over the lease period of 15 years. These leases were accounted for as capital leases in which the Company established on its balance sheet a capital lease obligation of $42.8 million and corresponding long-term assets of the same amount. The statement of operations includes charges for depreciation and interest based on this asset and liability.

Alterra Transactions. On December 31, 2003, independent of the LLC arrangement as described in footnote “(6) Long-Term Investments”, the Company acquired five assisted living communities, containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008.

CPM-JEA Transactions On April 1, 2004, the Company completed the first stage of a lease of up to 24 assisted living facilities in 13 states, including up to 10 stand-alone dementia care facilities. The facilities were acquired by an independent REIT for an approximate $190.7 million investment, inclusive of transaction fees and leased to the Company. On October 1, 2004, the Company completed the lease of another facility located in Joliet, Illinois, and on October 22, 2004, the Company entered into a lease for one community located in Cape May, New Jersey. Due to certain subjective default clauses in the lease and remedies which allow for acceleration of all unpaid rents in the event of default, these leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $174.1 million. The Company has leased 20 of the 24 senior housing and long-term care properties, which the REIT acquired for a total investment of about $168.3 million, inclusive of transaction fees. Ten of the communities, all of which the Company managed in 2003, were owned by entities that Mr. Baty controls and in which he has financial interests (CPM stands for Columbia Pacific Management and the entities are collectively referred to as the “Baty Entities”). The remainder of the communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, the Company entered into a management agreement with JEA Senior Living (“JEA”), a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. The Company also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include $2.7 million in cash and $1.0 million by the execution and delivery by the Company of its promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and a maturity date of April 1, 2007. In connection with the transaction, the Company received payment on a $2.7 million note receivable from a separate CPM entity. The communities are leased under four master leases with the independent REIT, each with a maturity date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of December 31, 2004, is approximately $1.2 million per month. Of the balance of $22.4 million of the REIT’s investment, $14.8 million representing two communities closed in the first quarter of 2005, and the remaining amount of $7.6 million representing one community that will not be acquired.

On October 1, 2004, the Company entered into a lease for one community located in Corona, California. The Corona community, which had been owned by Alterra Healthcare Corporation, was not a lease that was anticipated at the time of the original transaction. The facility was acquired by an independent REIT for an approximate $3.2 million investment, inclusive of transaction fees and leased to the Company, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $3.7 million.

In March 2005, the Company entered into agreements covering the final two communities of lease transactions announced in March, 2004. One community had been previously managed by the Company and is located in Richland, Washington. This community offers assisted living services and was part of the CPM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

group. The second Community located in Lubbock, Texas, offers memory loss services and is a part of the JEA managed group of communities. It is new to the Company’s portfolio.

HCP Transaction. On July 30, 2004, the Company completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP), an independent third party, and leased back to the Company for a 15-year initial lease period with two 10-year renewal options. These properties are included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities will also be extended 5 years. The lease basis is set at $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. Certain features of the transaction, including a guarantee of the lease payments by Mr. Baty and a potential put option under certain defaults, constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting, requiring the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and establish a financing obligation equal to the purchase price of $83.5 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states.

Other Transactions. Effective July 1, 2003, the Company ceased managing 10 Regent Assisted Living communities. On August 1, 2003, the Company ceased managing an additional Regent Assisted Living community. Effective October 1, 2003, the Company ceased managing three additional communities.

On November 1, 2003, the Company entered into an operating lease agreement for an Alzheimer's community located in Silverdale, Washington, containing an aggregate of 46 units. The lease is for an initial 10-year period with two 10-year extension options. The lease is a triple-net lease, with base rental approximating $235,000 annually with fixed escalators after the second year and variable escalators at the end of the sixth lease year based on a percentage of increases in the consumer price index. This lease, after the end of third lease year, also includes an option to terminate. The property in this acquisition is a purpose-built Alzheimer's community in which the Company operates as such.

On August 9, 2004, the Company sold a single community located in Scottsdale, Arizona, for $1,775,000. The buyer paid approximately $444,000 in cash and the Company is carrying a note receivable for the remaining $1.3 million. The note has a 5-year term with interest at 5.5 percent and includes principal payments based on a 30-year amortization, with the first principal payment due December 1, 2004. The Company recorded a gain related to this sale in discontinued operations of $700,000 in the third quarter 2004 financial statements as it has no continuing involvement in the community. The community provided independent living services to seniors. The operations and related gain on the sale of the community are reflected as discontinued operations in the consolidated statements of operations.

On August 12, 2004, the Company sold undeveloped land located in Grand Terrace, California for a cash purchase price of $518,000.  The Company previously carried the land on its books at a basis of $235,000. The Company recorded a gain, net of closing costs, of $265,000 in Other, net in the consolidated statements of operations for the year ended December 31, 2004.

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for cash of $9.6 million. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license on January 7, 2005, to operate the community, the Company deferred the proceeds and associated gain of $1.3 million until that point and recorded the related assets at December 31, 2004 as held for sale.

In March 2005, the Company closed on the final two communities of lease transactions announced in March, 2004. One community had been previously managed by the Company and is located in Richland, WA. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

community offers assisted living services. The second Community offers memory loss services and is located in Lubbock, TX. It is new to the Company portfolio.

Five Community Mortgage Assumption. On December 31, 2003, independent of the LLC transaction in Note 3, "Long-term Investments", the Company acquired five assisted living communities (the "Five Properties"), containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008. The Five Properties in this acquisition are purpose-built assisted living communities in which the Company offers both assisted and memory loss services to select communities.

The initial allocations of purchase cost at fair value were based upon available information for the acquired business (Five Community Mortgage Assumption) and were finalized when any contingent purchase price amounts were resolved. The final allocations did not differ materially from the initial allocations. Aggregate purchase cost allocations were as follows (In thousands):
December 31,
2003

Land	$3,588
Buildings	$18,477
Furniture and fixtures	$579
Loan fees	$411
Liabilities assumed	$22,639

The following summary, prepared on a pro forma basis, combines the results of operations as if the Five Community Mortgage Assumption acquisition had been consummated as of the beginning of 2003 (In thousands, except per share data).
Year ended
December 31,
2003
(unaudited)
Net revenues	$215,377

Net loss	(8,276)
Preferred dividends	(6,238)
Gain on repurchase of Series A preferred stock	14,523
Net income (loss) to common shareholders	$9

Income (loss) per common share:
Basic and diluted	$-

Weighted average common shares outstanding:
Basic and diluted	10,255

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2003. In addition, they are not intended to be a projection of future results and do not reflect all of the synergies, additional revenue-generating services or reductions in direct community operating expenses that might be achieved from combined operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(18) Commitments and Contingencies

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against the Company in the amount of $1.5 million in compensatory damages and $18 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of the Company’s assisted living facilities. The Company believes that there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented by the plaintiff. The Company is appealing the verdict based on significant legal errors the Company believes occurred at the trial. The Company has posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. The Company will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. The Company has recorded a reserve of $18.7 million on its consolidated balance sheet for the judgment against the Company with a corresponding charge on its consolidated statements of operations in 2004.  This reserve was recorded  in accordance with our self-insured pool agreement as discussed under "Summary of Significant Accounting Policies and Use of Estimates."

In February 2004, the California Public Interest Research Group brought an action against owners and operators of assisted living communities and senior housing facilities including us. The action seeks, on behalf of residents of these facilities located in California, to recover move-in or preadmission fees that have been paid over the past three years as well as certain penalties. The Company is defending this action vigorously and has entered into a joint defense agreement with other operators in California. Emeritus believes recent court rulings in the case have significantly eroded the viability of the plaintiff’s action.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect, except as noted above, on the Company’s results of operations or financial position.

The Company is self-insured for certain employee health benefits. The Company’s policy is to accrue amounts equal to the actuarial liabilities that are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as health care costs and actual experience could cause these estimates to change.

(19) Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $71.9 million, although $14.7 million represents deferred revenue and unearned revenue and $10.5 million of preferred dividends is due only if declared by the Company's board of directors, who are currently discussing paying out the earned dividends of the Series B preferred stock to the extent financing is available. No agreement has been reached. Additionally due to the adverse judgment against the Company as described under “(18) Commitments and Contingencies” an additional reserve was recorded for $18.7 million in accordance with our self-insured pool agreement as discussed under "Summary of Significant Accounting Policies and Use of Estimates."  The Company believes there is substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. The Company is appealing the verdict and on March 16, 2005, has posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. The Company will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. Also, the Company has $32.0 million of 6.25% convertible subordinated debentures that will come due January 1, 2006. Of the $32.0 million, $21.5 million is owned by directors and officers or their affiliates (see Note “(9) Convertible Debentures”). In 2004, 2003, and 2002, the Company reported positive net cash from operating activities in its consolidated statements of cash flows. At times in the past, however, the Company has been dependent upon third party financing or disposition of assets to fund operations and the Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

In March 2005, the Company closed a debt restructuring transaction that reduces the effective interest rate by approximately 2.75% on $21.4 million of debt and extends the maturity to February 2008.

On September 30, 2003, the Company consolidated three previous financings with Health Care REIT, Inc. (“HCN”) into a single $25.8 million leasehold mortgage financing, secured by 32 communities and maturing on June 30, 2007. The debt had interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan required monthly payments of interest during the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. The Company made a cash principal reduction of $6.0 million on August 2, 2004. The balance on the note as of March 2, 2005, was approximately $19.5 million.

The Company modified the existing note in full substitution with Healthcare Realty Trust, Incorporated ("HRT"), an unrelated third party lender. HCN sold the loan to HRT, and assigned substantially all of the leasehold mortgages and all additional collateral securing the loan pursuant to a certain Loan Purchase Agreement between HCN, HRT, and Emeritus. HRT and the Company agreed to modify, amend, and restate the loan. The restated loan has a maturity date of February 28, 2008. Interest accrues on the principal amount outstanding at the fixed rate of 10% per annum. Commencing on the first day of the first month after the commencement date and on the first day of each month thereafter, the Company will make monthly interest only payments sufficient to pay all interest accrued. On the maturity date, the Company will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest and all charges, expenses, and other amounts payable by the Company to HRT. The Company will not have the privilege of prepaying on the note in whole or in part at any time without the prior written consent of HRT, at HRT's sole discretion. In addition, the note contains certain subjective default clauses, which, as a remedy, HRT may declare the loan to be immediately due and payable.

In connection with the loan modification, HRT also extended an additional $1.8 million to the Company on the same terms as the restated loan from HRT to pay off certain transaction cost advances that matured in March 2006 and had an interest rate of 12.0% (increasing to 12.5% in April 2005).

In 2002 and continuing in the first quarter of 2003, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2005 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect 6 owned assisted living properties and 154 operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. For the year ended December 31, 2003, Management believed the Company would be in compliance at least through 2004. However, in 2004, the Company was in violation of one or more covenants in certain of the leases, but has been able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default.

Management believes that the Company will be able to sustain positive operating cash flow at least through 2005 and for the foreseeable future and will have adequate cash from operations for all necessary investing and financing activities including required debt service and capital expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(20) Quarterly Results (Unaudited)

	(In thousands, except per share data)
2004	Q1	Q2	Q3	Q4
Total operating revenue	$65,571	$77,721	$80,561	$94,082
Income (loss) from operations (a)	2,556	5,517	4,940	(13,093)
Other income and expense	(7,636)	(9,252)	(10,462)	(12,913)
Loss from continuing operations before income taxes	(5,080)	(3,735)	(5,522)	(26,006)
Provision for income taxes (b)	-	-	(915)	(273)
Loss from continuing operations	(5,080)	(3,735)	(6,437)	(26,279)
Income (loss) from discontinued operations	58	117	851	(35)
Preferred dividends	(920)	(930)	(938)	(949)
Net loss to common shareholders	$(5,942)	$(4,548)	$(6,524)	$(27,263)

Income (loss) per common share - basic and diluted:
Continuing operations	$(0.59)	$(0.44)	$(0.69)	$(2.52)
Discontinued operations	0.01	0.01	0.08	-
	$(0.58)	$(0.43)	$(0.61)	$(2.52)

2003	Q1	Q2	Q3	Q4
Total operating revenue	$46,261	$48,493	$49,295	$58,900
Income (loss) from operations	2,759	2,743	1,435	2,385
Other income and expense	(3,733)	(2,332)	(4,052)	(5,972)
Income (loss) from continuing operations before income taxes	(974)	411	(2,617)	(3,587)
Provision for income taxes (b)	-	-	(576)	158
Income (loss) from continuing operations	(974)	411	(3,193)	(3,429)
Income (loss) from discontinued operations	(10)	1	(954)	67
Preferred dividends	(1,871)	(1,905)	(1,464)	(998)
Gain on repurchase of Series A preferred stock	-	-	14,465	58
Net income (loss) to common shareholders	$(2,855)	$(1,493)	$8,854	$(4,302)

Basic income (loss) per common share:
Continuing operations	$(0.28)	$(0.15)	$0.95	$(0.43)
Discontinued operations	-	-	(0.09)	0.01
	$(0.28)	$(0.15)	$0.86	$(0.42)

Diluted income (loss) per common share:
Continuing operations	$(0.28)	$(0.15)	$0.63	$(0.43)
Discontinued operations	-	-	(0.05)	0.01
	$(0.28)	$(0.15)	$0.58	$(0.42)

The sum of quarterly per share data may not equal the per share total reported for the year.

(a) Income (loss) from operations in the fourth quarter of 2004 contains an additional insurance accrual of $18.7 million (see Note 18).

(b) Tax provision in 2004 and 2003 relates to alternative minimum tax liability from sale-leaseback transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(21) Discontinued Operations

On August 9, 2004, the Company sold an owned facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, the Company leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, the Company committed to sell another owned facility (“Hearthside of Issaquah”); which under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, qualifies as an asset held for sale. A current asset of $7.9 million was recorded on the Company's financial statements and the Company discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license on January 7, 2005, to operate the community, the Company deferred the gain of $1.3 million until that point. Both transactions qualify for discontinued operations treatment under FASB Statement No. 144 and the results of discontinued operations is reported as a separate line item in the condensed consolidated statement of operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Year ended December 31,
	2004	2003	2002
Total revenue:
Hearthside of Issaquah	$2,936	$3,302	$3,188
Scottsdale Royale	305	406	545
Total	$3,241	$3,708	$3,733

Income (loss):
Hearthside of Issaquah	$313	$196	$324
Scottsdale Royale	678	(1,092)	(76)
Total	$991	$(896)	$248

(22) Impairment of Long-lived Assets

In August 2003, based on operating losses and clarification of certain zoning issues, the Company determined that an owned facility (“Scottsdale Royale”) was impaired. The Company recorded an impairment loss of $950,000 for this facility, which was reflected in the loss from discontinued operations in its consolidated statements of operations for the year ended December 31, 2003.

In December 2004, the Company concluded that it is unlikely that parcels of land located in Arizona, Illinois, and South Carolina would be developed in the foreseeable future due to various factors (such as cash availability to complete the project, project start-up losses, and other market conditions) that are not conducive to continuation of development at this time. The Company has determined the fair value of the assets and has concluded that an impairment exists on the land located in Arizona and Illinois. The Company recorded an impairment loss of approximately $447,000, which is reflected in Other, net in its consolidated statements of operations for the year ended December 31, 2004.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Emeritus Corporation:

Under date of March 29, 2005, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations , and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2004 in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Seattle, Washington
March 29, 2005

S-1

Index to Consolidated Financial Statements

Emeritus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003, and 2002
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance	Charged
	at	to		Balance
	Beginning	Other Costs		at End
	of Year	and Expenses	Deductions	of Year

Description

Year ended December 31, 2004:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$358	$996	$(513)	$841

Year ended December 31, 2003:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$327	$234	$(203)	$358

Year ended December 31, 2002:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$398	$346	$(417)	$327

S-2