Form 10-Q
period 2005-03-31
EMERITUS CORP\WA\
filed 2005-05-13
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 10,853,942 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	March 31,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$6,761	$10,748
Short-term investments	1,330	1,336
Trade accounts receivable, net of allowance of $740 and $542	4,058	3,982
Other receivables	1,916	2,270
Prepaid expenses and other current assets	20,073	18,317
Property held for sale	-	7,891
Total current assets	34,138	44,544
Long-term investments	6,884	6,884
Property and equipment, net	633,066	627,047
Property held for development	807	807
Notes receivable from and investments in affiliates	3,547	3,518
Restricted deposits	8,263	7,642
Lease acquisition costs, net	27,151	26,625
Other assets, net	2,280	2,571
Total assets	$716,136	$719,638

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$3,068	$4,133
Current portion of capital lease and financing obligations	16,748	15,479
Trade accounts payable	8,170	9,057
Accrued employee compensation and benefits	15,597	13,259
Accrued interest	888	1,547
Accrued real estate taxes	3,287	4,596
Accrued dividends on preferred stock	11,130	10,539
Accrued insurance liability	26,797	25,903
Other accrued expenses	7,640	7,952
Deferred revenue	6,799	6,516
Unearned rental income	7,624	8,227
Convertible debentures	32,000	-
Deposit on sales contract	-	9,212
Total current liabilities	139,748	116,420
Long-term debt, less current portion	51,385	50,528
Capital lease and financing obligations, less current portion	623,601	614,046
Convertible debentures	-	32,000
Deferred gain on sale of communities	27,670	28,517
Deferred rent	4,706	4,571
Other long-term liabilities	1,836	1,875
Total liabilities	848,946	847,957
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding 36,604 and 36,242 shares at
March 31, 2005, and December 31, 2004, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
10,839,193 and 10,811,531 shares at March 31, 2005, and December 31, 2004, respectively	1	1
Additional paid-in capital	76,284	75,779
Accumulated deficit	(209,095)	(204,099)
Total shareholders' deficit	(132,810)	(128,319)
Total liabilities and shareholders' deficit	$716,136	$719,638

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended March 31,
	2005	2004
Revenues:
Community revenue	$92,824	$62,590
Other service fees	1,714	1,348
Management fees	598	1,633
Total operating revenues	95,136	65,571

Expenses:
Community operations	60,760	41,774
General and administrative	7,333	6,232
Depreciation and amortization	11,343	5,432
Facility lease expense	9,737	9,577
Total operating expenses	89,173	63,015
Operating income from continuing operations	5,963	2,556

Other income (expense):
Interest income	231	153
Interest expense	(12,177)	(7,606)
Other, net	740	(183)
Net other expense	(11,206)	(7,636)

Loss from continuing operations before income taxes	(5,243)	(5,080)
Provision for income taxes	(115)	-
Loss from continuing operations	(5,358)	(5,080)
Income from discontinued operations	1,319	58
Net loss	(4,039)	(5,022)
Preferred stock dividends	(957)	(920)
Net loss to common shareholders	$(4,996)	$(5,942)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.58)	$(0.59)
Discontinued operations	0.12	0.01
	$(0.46)	$(0.58)

Weighted average common shares outstanding:
Basic and diluted	10,821	10,310

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,039)	$(5,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,343	5,507
Amortization of deferred gain	(554)	(596)
Gain on sale of properties, net	(1,321)	-
Write down of lease acquisition costs	37	-
Write down of loan fees and amortization	179	-
Equity investment losses	-	794
Provision for doubtful accounts	20	-
Other	25	-
Changes in operating assets and liabilities, net of acquisitions:	(761)	(3,048)
Net cash provided by (used in) operating activities	4,929	(2,365)

Cash flows from investing activities:
Acquisition of property and equipment	(2,098)	(846)
Acquisition of assets in lease transactions	(406)	-
Sale of property and equipment	-	165
Management and lease acquisition costs	(1,458)	(302)
Advances to affiliates and other managed communities	(152)	13
Investment in affiliates	(33)	(303)
Collection of notes receivable	-	2,657
Net cash provided by (used in) investing activities	(4,147)	1,384

Cash flows from financing activities:
Increase in restricted deposits	(621)	(582)
Debt issue and other financing costs	(201)	(101)
Proceeds from long-term borrowings and financing obligations	21,426	-
Repayment of long-term borrowings	(21,736)	(1,390)
Repayment of capital lease and financing obligations	(3,776)	(1,345)
Other	139	321
Net cash used in financing activities	(4,769)	(3,097)
Net decrease in cash and cash equivalents	(3,987)	(4,078)
Cash and cash equivalents at the beginning of the period	10,748	6,368
Cash and cash equivalents at the end of the period	$6,761	$2,290

Supplemental disclosure of cash flow information -
cash paid during the period for interest	$12,836	$8,089
Noncash investing and financing activities:
Accrued and in-kind preferred stock dividends	$957	$920
Debt issued for acquisition of property and equipment	$92	$-
Capital lease and financing obligations	$14,600	$-
Reduction in property held for sale and related deposit	$7,891	$-

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Definitions

Throughout Notes to Condensed Consolidated Financial Statements certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"N/A" in a table means not applicable.
9.	"N/M" in a table means not meaningful.

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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the 2004 Form 10-K filed March 31, 2005.

Recent Accounting Pronouncements and Proposed Statements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement requires the Company to recognize expense for compensation cost related to share-based payments, including stock options and employee stock purchase plans, in its consolidated statement of operations. SFAS No. 123R would eliminate the Company’s ability to account for share-based awards to employees using Accounting Principles Board ("APB") Opinion 25, “Accounting for Stock Issued to Employees” and would require that the transactions use a fair value method as of the grant date. SFAS No. 123R addresses the accounting for transactions in which the Company receives employee services in exchange for equity instruments or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. Under the new rule, the Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The Company is currently evaluating the impact of this statement on its financial statements.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of March 31, 2005, and for the three months ended March 31, 2005 and 2004. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2004 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2004 Form 10-K filed March 31, 2005. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation.

Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its stock option plans. The Company discloses pro forma and per share net loss as if compensation cost had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma and pro forma per share net loss would have been as follows:

	Three Months ended
	March 31,
	2005	2004
	(In thousands, except per share data )
Net loss to common shareholders
As reported	$(4,996)	$(5,942)
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(145)	(278)
Pro forma	$(5,141)	$(6,220)

Net loss per common share:
As reported - basic and diluted	$(0.46)	$(0.58)

Pro forma - Basic and diluted	$(0.48)	$(0.60)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates. No options were granted to employees in 2004 and the first quarter of 2005.

Emeritrust Transactions

Beginning in 1999, the Company managed 46 communities under arrangements with several related investor groups (Emeritrust) that involved (i) payment of management fees to the Company (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  In the first quarter of 2003, the Company managed 25 Emeritrust I communities under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Emeritrust I investors entered into a new management agreement with the Company providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. Effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005. A one-year extension to March 31, 2006, was exercised but the management agreement is subject to termination by either party on short notice. Sixteen communities were leased pursuant to leases discussed below, four communities had been disposed of by the Emeritrust I owners and five communities continue to be managed by the Company in the first quarter of 2005. The Company received management fees (net of its funding obligations) of approximately $127,000, and $640,000 for the three months ended March 31, 2005 and 2004 respectively.

Emeritrust I Communities Lease. On September 30, 2004, the Company completed the first phase of a transaction to lease (Baty/REIT Lease) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty has financial interests, were acquired by an independent REIT for an investment of approximately $170.8 million and are being leased to the Company. The Company completed the lease on the first 18 communities on September 30, 2004, an additional community lease on March 31, 2005, and anticipates the remaining community will close during the second quarter 2005. Sixteen of the communities included in this lease were part of the group owned by AL Investors and have been referred to in past filings with the SEC as the “Emeritrust I communities.”

The single community lease completed on March 31, 2005, is leased by the Company from the REIT pursuant to a lease agreement with a 15-year term, with one 15-year renewal option. This lease will be accounted for as an operating lease with straight-lined rent payments. The initial lease payment for the facilities that have closed is approximately $14.0 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The initial lease payment is expected to increase by $691,000 when the remaining facility closes. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. The new leases are cross-defaulted and cross-collateralized with all of the Company's other leases and loans relating to other communities owned by the REIT and contain certain financial and other covenants. The Company has the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing its obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty received $200,000 as consideration. Mr. Baty received $145,000 in the first quarter 2005.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Debt Consolidation

In March 2005, the Company completed a debt restructuring transaction that reduces the effective interest rate by approximately 2.75% on $21.4 million of debt, extends the maturity to March 2008, and improves annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

The REIT that financed the Emeritrust II transaction discussed in the Company’s 2004 10K already held $6.8 million of the Company's leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two financings, together with the $11.5 million leasehold mortgage financing related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at the Company's option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios. The Company, at its discretion, made a principal reduction of $6.0 million on August 2, 2004. The balance on the note as of March 2, 2005, was approximately $19.5 million.

The Company modified the existing note in full substitution with Healthcare Realty Trust, Incorporated ("HRT"), an unrelated third party lender. Health Care REIT, Inc. (“HCN”) sold the loan to HRT, and assigned substantially all of the leasehold mortgages and all additional collateral securing the loan pursuant to a certain Loan Purchase Agreement between HCN, HRT, and Emeritus. The Company and HRT agreed to modify, amend, and restate the loan. The restated loan has a maturity date of March 3, 2008. Interest accrues on the principal amount outstanding at the fixed rate of 10% per annum. Commencing on the first day of the first month after the commencement date and on the first day of each month thereafter, the Company will make monthly interest only payments sufficient to pay all interest accrued. On the maturity date, the Company will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest and all charges, expenses, and other amounts payable by the Company to HRT. The Company will not have the privilege of prepaying on the note in whole or in part at any time without the prior written consent of HRT, at HRT's sole discretion. In addition, the note contains certain subjective default clauses, which, as a remedy, HRT may declare the loan to be immediately due and payable.

In connection with the loan modification, HRT also extended an additional $1.8 million to the Company on the same terms as the restated loan from HRT to pay off certain transaction cost advances that matured in March 2006 and had an interest rate of 12.0% (increasing to 12.5% in April 2005).

Alterra Transactions

Through January 31, 2004, the investment in Alterra was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the condensed consolidated statement of operations for the first quarter of 2004, under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, the Company began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Common Stock” until Fortress's (an LLC member) investment falls below a certain level and/or there is a change in structure such that the Company would have significant influence over the operations of Alterra. If and when such an event occurs, Emeritus will resume using the equity method of accounting for its investment in Alterra.

CPM-JEA Transactions

In March 2005, the Company entered into agreements covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by the Company and is located in Richland, Washington. This community offers assisted living services and was part of the CPM group. The second community located in Lubbock, Texas, offers memory loss services and is a part of the JEA managed group of communities. It is new to the Company's portfolio. Both facilities are under separate leases with the independent REIT, each with a maturity date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of March 31, 2005, for these two leases is approximately $107,000 per month. Due to certain subjective default clauses in the lease and remedies, which allow for acceleration of all unpaid rents in the event of default, these leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

Sale of Community

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, the Company deferred recognition of the sale and associated gain until that point. The Company recorded a gain of $1.3 million related to this sale in "Income from discontinued operations" in its condensed consolidated statements of operations for the three months ended March 31, 2005.

Accrued Dividends on Preferred Stock

Since the third quarter of 2000, the Company has accrued its obligation to pay cash dividends to the Series B preferred shareholders, which amounted to approximately $11.1 million at March 31, 2005, including all penalties for non-payment. Because the Company has not paid these dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in the Company's Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

Series B preferred dividends are to be paid in cash and in additional shares of Series B preferred shares. As of March 31, 2005, an additional 6,604 Series B preferred shares had been issued as paid-in-kind dividends for all periods prior to the first quarter of 2005, of which 362 shares were issued in the first quarter of 2005. On April 1, 2005, an additional 366 shares of Series B preferred stock were issued as paid-in-kind dividends for the first quarter of 2005.

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

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

Loss Per Share

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

	Three Months ended
	March 31,
	2005	2004
Convertible Debentures	1,455	1,455
Options	1,528	1,884
Warrants - Senior Housing Partners I, L.P.	400	400
Warrants - Saratoga Partners	1,000	1,000
Series B Preferred	5,313	5,106
	9,696	9,845

Comprehensive Loss

Comprehensive loss is the same as net loss to common shareholders for the three-month period ended March 31, 2005 and 2004, respectively.
Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $105.6 million, although $14.4 million of this deficit represents deferred revenue and unearned rental income, and $11.1 million represents preferred dividends that are due only if declared by the Company's board of directors, who are currently discussing paying out the earned dividends of the Series B preferred stock to the extent financing is available. Additionally, due to the adverse judgment against the Company as described under “Legal Proceedings,” an additional reserve was recorded in the fourth quarter of 2004 for $18.7 million in accordance with the Company's self-insured pool agreement. The Company believes there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. The Company has appealed the verdict and on March 16, 2005, posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. The Company will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. The Company has $32.0 million of 6.25% convertible subordinated debentures that will come due January 1, 2006. Of the $32.0 million, $21.5 million is owned by directors and officers or their affiliates (See "Convertible Debentures” in “Notes to Condensed Consolidated Financial Statements”). At times in the past, the Company has been

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing through the first quarter of 2005, the Company refinanced substantially all of its debt obligations, excluding the convertible debentures, extending the maturities of such financings to dates beyond March 31, 2006, or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. The Company is currently in discussions with debenture holders to extend the maturity of the convertible debentures. If the Company is unsuccessful in extending maturity the Company would have to obtain additional financing which may not be available. Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 6 owned assisted living properties and 157 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At March 31, 2005, the Company complied with all such covenants, except for leases for two communities with a REIT. The Company has obtained waivers from the lessor and is considered to be in full compliance as of March 31, 2005.

Management believes that the Company will be able to sustain positive operating cash flow on an annual basis and will have adequate cash or the ability to obtain adequate financing for all necessary investing and financing activities including required debt service and capital expenditures through at least March 31, 2006.

Discontinued Operations

On August 9, 2004, the Company sold an owned facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, the Company leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, the Company committed to sell another owned facility (“Hearthside of Issaquah”), which under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” qualifies as an asset held for sale. A current asset of $7.9 million was recorded on the Company's financial statements and the Company discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004. Both transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations is reported as a separate line item in the condensed consolidated statement of operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three months ended
	March 31,
	2005	2004
Total revenue:
Hearthside of Issaquah	$-	$842
Scottsdale Royale	-	122
Total	$-	$964

Net income (loss):
Hearthside of Issaquah	$1,319	$78
Scottsdale Royale	-	(20)
Total	$1,319	$58

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Definitions

Throughout this filing certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"N/A" in a table means not applicable.
9.	"N/M" in a table means not meaningful.

Overview

Emeritus is a Washington corporation organized by Mr. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

From 1995 through 1998, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became overbuilt in certain regions, creating an environment characterized by slower than planned occupancy and rate growth. As a result of these difficult operating circumstances, we limited further growth and in 1999 began an increasing focus, first, on raising our occupancy and later, on operating efficiencies and cost controls as well as implementing a systematic rate enhancement program.

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and adjust rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. In 2000 and 2001, we continued to operate approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively. From the end of 2000 to the end of 2003, the communities we manage decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting our increasing confidence in the assisted living industry, stabilization of managed properties, and the availability of capital. In 2004, managed communities further declined to 17 and owned and leased communities increased to 164. In the first quarter of 2005, managed communities declined to 15 and owned and leased communities increased to 167. Throughout 2004 and continuing in 2005, we continue to review acquisition or lease opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In March 2005, we completed the lease of three additional communities, two we had previously managed.

The following table sets forth a summary of our property interests:

	As of March 31,		As of December 31,		As of March 31,
	2005		2004		2004
	Buildings	Units	Buildings	Units	Buildings	Units
Owned	6	454	6	454	19	1,813
Leased (1)	161	12,820	158	12,589	109	8,303
Consolidated Portfolio	167	13,274	164	13,043	128	10,116
Managed/Admin Services (2)	14	1,467	16	1,668	45	4,454
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	182	14,881	181	14,851	174	14,710

Percentage increase (decrease) (3)	0.6%	0.2%	3.4%	0.0%	(0.6%)	(0.9%)
--------
(1) Of the leased communities at March 31, 2005, 76 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 15 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(2) One managed building was shut down and sold March 12, 2004, and we discontinued management of one facility on September 30, 2004.
(3) The percentage increase (decrease) indicates the change from the prior year, or, in the case of March 31, 2005 and 2004, from the end of the prior year.

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

In our consolidated portfolio, our average monthly revenue per unit for the three months ended March 31, 2005, increased to $2,902 from $2,779 for the same period in 2004. This change represents an increase of $123 or 4.4%, for the three months ended March 31, 2005, compared to the same period of 2004. This increase is partially due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets. In addition, increased competition in certain locations has prevented us from raising rates to the extent we otherwise would have been able. Lastly, in order to achieve significant occupancy growth during 2005, temporary rate discounting and / or move-in fee waivers were utilized, partially offsetting revenue per unit growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Also in our consolidated portfolio, our average monthly revenue per unit for the three months ended March 31, 2005, increased to $2,902 from $2,873 for the three months ended December 31, 2004. This change represents an increase of $29 or 1.0%, for the three months ended March 31, 2005, compared to the three months ended December 31, 2004.

In our consolidated portfolio, our average occupancy rate increased to 85.0% for the three months ended March 31, 2005, from 78.4% for the three months ended March 31, 2004. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units as well as our own actions and policies. We continue to evaluate the factors of rate and occupancy to find the optimum balance. For the fourth quarter of 2004, our average occupancy rate was 85.3%.

We have incurred operating losses since our inception in 1993, and as of March 31, 2005, we had an accumulated deficit of approximately $209.1 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, and occupancy rates remaining lower for longer periods than we anticipated.

Significant Transactions

In 2004 and continuing in 2005, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Beginning in 1999, we managed 46 communities under arrangements with several related investor groups (Emeritrust) that involved (i) payment of management fees to us (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  In the first quarter of 2003, we managed 25 Emeritrust I communities under a management agreement providing for a base fee of 3% of gross revenues generated by the communities and an additional management fee of 4% of gross revenues, payable to the extent of 50% of cash flow from the communities. This management agreement, as extended several times, expired at the end of 2003. On January 2, 2004, the Emeritrust I investors entered into a new management agreement with us providing for management fees computed on the same basis and (i) terminating all options to purchase the communities, (ii) terminating any further funding obligation, and (iii) providing for a term expiring September 30, 2005, provided that either party may terminate the agreement on 90 days notice. Effective April 1, 2004, the Emeritrust I owners extended the underlying financing on the Emeritrust I communities. In connection with the financing extension, the management agreement was amended to provide for a flat management fee of 5% of gross revenues and amended the term to March 31, 2005. A one-year extension to March 31, 2006 was exercised but the management agreement is subject to termination by either party on short notice. Sixteen communities were leased pursuant to leases discussed below, four communities had been disposed of by the Emeritrust I owners and five communities continue to be managed by us in the first quarter of 2005. We received management fees (net of our funding obligations) of approximately $127,000, and $640,000 for the three months ended March 31, 2005 and 2004 respectively.

Emeritrust I Communities Lease. On September 30, 2004, we completed the first phase of a transaction to lease (Baty/REIT Lease) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty has financial interests, were acquired by an independent REIT for an investment of approximately $170.8 million and are being leased to us. We completed the lease on the first 18 communities on September 30, 2004, an additional community lease on March 31, 2005, and anticipate the remaining community will close during the second quarter 2005. Sixteen

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

of the communities included in this lease were part of the group owned by AL Investors and have been referred to in past filings with the SEC as the “Emeritrust I communities.”

The single community lease completed on March 31, 2005, is leased by us from the REIT pursuant to a lease agreement with a 15-year term, with one 15-year renewal option. This lease will be accounted for as an operating lease with straight-lined rent payments. The initial lease payment for the facilities that have closed is approximately $14.0 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The initial lease payment is expected to increase by $691,000 when the remaining facility closes. We are responsible for all operating costs, including repairs, property taxes, and insurance. The new leases are cross-defaulted and cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT and contain certain financial and other covenants. We have the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing our obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty received $200,000 as consideration. Mr. Baty received $145,000 in the first quarter 2005.

Debt Consolidation

In March 2005, we completed a debt restructuring transaction that reduces the effective interest rate by approximately 2.75% on $21.4 million of debt, extends the maturity to March 2008, and improves annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

The REIT that financed the Emeritrust II transaction discussed in our 2004 10K already held $6.8 million of our leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two financings, together with the $11.5 million leasehold mortgage financing related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage financing, secured by the 32 communities and maturing on June 30, 2007. The debt bears interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan requires monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. Additional principal reductions may occur, at our option, through the increase in the amount of the lease financing based on the portfolio achieving certain coverage ratios. We made a principal reduction of $6.0 million on August 2, 2004, at our discretion. The balance on the note as of March 2, 2005, was approximately $19.5 million.

We modified the existing note in full substitution with Healthcare Realty Trust, Incorporated ("HRT"), an unrelated third party lender. Health Care REIT, Inc. (“HCN”) sold the loan to HRT, and assigned substantially all of the leasehold mortgages and all additional collateral securing the loan pursuant to a certain Loan Purchase Agreement between HCN, HRT, and us. We and HRT agreed to modify, amend, and restate the loan. The restated loan has a maturity date of March 3, 2008. Interest accrues on the principal amount outstanding at the fixed rate of 10% per annum. Commencing on the first day of the first month after the commencement date and on the first day of each month thereafter, we will make monthly interest only payments sufficient to pay all interest accrued. On the maturity date, the Company will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest and all charges, expenses, and other amounts payable by us to HRT. We will not have the privilege of prepaying on the note in whole or in part at any time without the prior written consent of HRT, at HRT's sole discretion. In addition, the note contains certain subjective default clauses, which, as a remedy, HRT may declare the loan to be immediately due and payable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In connection with the loan modification, HRT also extended an additional $1.8 million to us on the same terms as the restated loan from HRT to pay off certain transaction cost advances that matured in March 2006 and had an interest rate of 12.0% (increasing to 12.5% in April 2005).

Alterra Transactions

Through January 31, 2004, the investment in Alterra was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company was required to use the equity method of accounting for its LLC membership interest and record a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the condensed consolidated statement of operations for the first quarter of 2004, under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, the Company began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock” until Fortress's (an LLC member) investment falls below a certain level and/or there is a change in structure such that the Company would have significant influence over the operations of Alterra. If and when such an event occurs, Emeritus will resume using the equity method of accounting for its investment in Alterra.

CPM-JEA Transactions

In March 2005, we entered into agreements covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by us and is located in Richland, Washington. This community offers assisted living services and was part of the CPM group. The second community located in Lubbock, Texas, offers memory loss services and is a part of the JEA managed group of communities. It is new to our portfolio. Both facilities are under separate leases with the independent REIT, each with a maturity date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of March 31, 2005, for these two leases is approximately $107,000 per month. Due to certain subjective default clauses in the lease and remedies, which allow for acceleration of all unpaid rents in the event of default, these leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

Sale of Community

On November 1, 2004, we sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since we had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, we deferred recognition of the sale and associated gain until that point. We recorded a gain of $1.3 million related to this sale in "Income from discontinued operations" in our condensed consolidated statements of operations for the three months ended March 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table shows the changes in buildings from December 31, 2003, through March 31, 2005, including those transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2003		19	109		128	47	175
Madison Glen - disposition	Mar-04	-	-		-	(1)	(1)
March 31, 2004		19	109		128	46	174
CPM-JEA transactions	Apr-04	-	16	[1]	16	(8)	8
Autumn Ridge	Jun-04	-	1	[1]	1	(1)	-
The Terrace	Jun-04	-	1	[1]	1	(1)	-
June 30, 2004		19	127		146	36	182
HCP Transaction - sale-leaseback	Jul-04	(11)	11	[2]	-	-	-
Scottsdale Royale - sold	Aug-04	(1)	-		(1)	-	(1)
Baty/REIT Lease	Sep-04	-	17	[1]	17	(17)	-
September 30, 2004		7	155		162	19	181
Manor at Essington	Oct-04	-	1	[1]	1	-	1
Arbor Gardens at Corona	Oct-04	-	1	[1]	1	-	1
Willows at York - disposition	Oct-04	-	-		-	(1)	(1)
Loyalton of Cape May	Oct-04	-	1	[1]	1	(1)	-
Hearthside of Issaquah - disposition	Nov-04	(1)	-		(1)	-	(1)
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182

[1] These leases are accounted for as capital leases in our condensed consolidated statements.
[2] These 11 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

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

			Period to Period
			Percentage
			Change
	Percentage of Revenues		Fav / (Unfav)
			Three Months
	Three Months ended		ended
	March 31,		March 31,
	2005	2004	2005-2004

Revenues:	100.0%	100.0%	45.1%
Expenses:
Community operations	63.9	63.7	(45.4)
General and administrative	7.7	9.5	(17.7)
Depreciation and amortization	11.9	8.3	(108.8)
Facility lease expense	10.2	14.6	(1.7)
Total operating expenses	93.7	96.1	(41.5)
Operating income from continuing operations	6.3	3.9	133.3
Other income (expense)
Interest income	0.2	0.2	51.0
Interest expense	(12.8)	(11.6)	(60.1)
Other, net	0.8	(0.3)	504.4
Net other expense	(11.8)	(11.7)	(46.8)
Loss from continuing operations before income taxes	(5.5)	(7.8)	(3.2)
Provision for income taxes	(0.1)	-	N/A
Loss from continuing operations	(5.6)	(7.8)	(5.5)
Income from discontinued operations	1.4	0.1	N/M
Net loss	(4.2%)	(7.7%)	19.6%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended March 31, 2005 and 2004

Total Operating Revenues: Total operating revenues for the three months ended March 31, 2005, increased by $29.5 million to $95.1 million from $65.6 million for the comparable period in 2004, or 45.1%.

Community revenue and other service fees increased by approximately $30.6 million in the three months ended March 31, 2005, compared to the three months ended March 31, 2004. This increase was primarily due to additional revenue related to the net acquisitions or leases of 39 communities from March 31, 2004, to March 31, 2005. Of the 39 communities, we had formerly managed 30. These communities represent revenue of approximately $25.0 million in the first quarter of 2005. The remaining increase of $5.6 million, or 8.8%, was primarily due to an increase in occupancy and average revenue per unit. The average occupancy rate for the three months ended March 31, 2005, increased 6.6 percentage points to 85.0% from 78.4%. The occupancy rate grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels. Average community monthly revenue per unit was $2,902 for the first quarter of 2005 compared to $2,779 for the comparable quarter of 2004, an increase of approximately $123 per occupied unit, or 4.4%.

Management fee income decreased by approximately $1.0 million to $598,000 for the three months ended March 31, 2005, from $1.6 million for the three months ended 2004. This decrease was primarily due to 30 communities now leased in the first quarter of 2005 that were managed in the same quarter of the prior year.

Community Operations: Community operating expenses for the three months ended March 31, 2005, increased by $19.0 million to $60.8 million from $41.8 million in the first quarter of 2004, or 45.4%. The change was primarily due to the net acquisition or lease of 39 communities referred to above, which accounted for approximately $16.0 million of expense. The remaining increase of $3.0 million, or 7.2%, was primarily attributable to increases in costs for direct care labor, maintenance of facilities, liability and workers compensation insurance, and marketing, as well as related employee benefits. Community operating expenses as a percentage of total operating revenue increased to 63.9% in the first quarter of 2005 from 63.7% in the first quarter of 2004.

General and Administrative: General and administrative (G&A) expenses for the three months ended March 31, 2005, increased $1.1 million to $7.3 million from $6.2 million for the comparable period in 2004, or 17.7%. As a percentage of total operating revenues, G&A expenses decreased to 7.7% for the three months ended March 31, 2005, compared to 9.5% for the three months ended March 31, 2004, primarily as a result of increased revenue arising from the acquisition or lease of communities referred to above. G&A expenses increased primarily due to increased costs associated with Sarbanes-Oxley compliance, human resources consulting, board of director fees, a write off of fees on discontinued acquisition projects, and increased staffing, primarily in sales and marketing, risk prevention, resident relations, and accounting. Since approximately 15 of the communities we operate are managed rather than owned or leased at March 31, 2005, as compared to 46 at March 31, 2004, G&A expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons. G&A as a percentage of operating revenues for all communities increased to 6.9% from 6.6% for the three months ended March 31, 2005 and 2004, respectively.

Depreciation and Amortization: Depreciation and amortization for the three months ended March 31, 2005, was $11.3 million compared to $5.4 million for the comparable period in 2004. The increase is primarily the result of depreciation resulting from capital lease treatment associated with the leasing of 40 additional communities since March 31, 2004 (the CPM/JEA transactions at April 1, 2004, the Baty/REIT transactions at September 30, 2004, and several other leases). In 2005, depreciation and amortization represented 11.9% of total operating revenues, compared to 8.3% for the same period in 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Facility Lease Expense: Facility lease expense for the three months ended March 31, 2005, was $9.7 million compared to $9.6 million for the comparable period of 2004, representing an increase of $160,000, or 1.7%. This increase is primarily due to performance-based lease inflators of existing operating leases. We leased 76 communities under operating leases as of March 31, 2005 and 2004. Facility lease expense as a percentage of revenues was 10.2% for the three months ended March 31, 2005, and 14.6% for the three months ended March 31, 2004. The decrease is primarily a result of increased revenues.
Interest Income: Interest income for the three months ended March 31, 2005, was $231,000 versus $153,000 for the same period of 2004, an increase of $78,000. This increase was primarily attributable to interest earned on collateral funds placed with our workers' compensation insurance carrier.

Interest Expense: Interest expense for the three months ended March 31, 2005, was $12.2 million compared to $7.6 million for the comparable period of 2004 an increase of $4.6 million, or 60.1%. Of this amount, $2.0 million resulted from capital lease treatment on the Emeritrust I communities’ lease involving 18 facilities completed on September 30, 2004, and $2.6 million resulted from the capital lease treatment of the CPM/JEA communities’ lease involving 23 communities, completed from April 1, 2004, through the first quarter of 2005. In addition, $119,000 in loan fees was extinguished as a part of the modification of an existing note (see Debt Consolidation for details). As a percentage of total operating revenues, interest expense increased to 12.8% in the first quarter of 2005 from 11.6% for the first quarter of 2004.

 Other, net: Other, net for the three months ended March 31, 2005, was approximately $740,000 of income compared to $183,000 of expense for the comparable period in 2004. The $740,000 income for the current year quarter is primarily the result of the amortization of deferred gains of approximately $554,000 and miscellaneous income of $141,000. The $183,000 expense in the first quarter of 2004 is primarily the result of equity losses in the Alterra investment of $794,000, partially offset by the amortization of deferred gains of approximately $596,000.

Income taxes: The provision for income taxes of $115,000 for the three months ended March 31, 2005, was principally due to Federal alternative minimum tax and state income and franchise tax liabilities on operating income after adding back financial accounting for leases. At March 31, 2005 and 2004, we have a 100% valuation allowance on our deferred tax assets.

Net Loss and Property-Related Expense: In comparing the net losses for 2005 and 2004, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

The net loss reflected in our consolidated statement of operations for the three months ended March 31, 2005, was $4.0 million. Our property-related expense for this period was $33.3 million, of which $29.8 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period were $23.8 million. Correspondingly, the net loss of $5.0 million for the three months ended March 31, 2004, reflected property-related expense of $22.6 million, of which $17.0 million was associated with our leases. Our actual capital and operating lease payments for this period were $14.7 million. The increase in total property-related expense is due primarily to the acquisition and lease of 41 additional communities since March 31, 2004. The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $6.0 million for the three months ended March 31, 2005, compared to $2.3 million for the three months ended March 31, 2004, an increase of $3.7 million. This increase is primarily attributable to capital lease accounting treatment of leases for 40 of the 41 communities referred to above. It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income from Discontinued Operations: Income from discontinued operations for the three months ended March 31, 2005, was approximately $1.3 million compared to $58,000 for the comparable period in 2004. The income for the first quarter of 2005 was the recognition of the previously deferred gain on the sale of one community in 2004. We had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005. Thus, we deferred recognition of the sale and associated gain of $1.3 million until that point and recorded the related assets at December 31, 2004, as held for sale.

Preferred dividends: For the three months ended March 31, 2005 and 2004, preferred dividends totaled approximately $957,000 and $920,000, respectively. Because we have not paid the Series B preferred dividends for more than six consecutive quarters, under the Designation of Rights and Preferences of the Series B preferred stock in our Articles of Incorporation, the Series B preferred shareholders may designate one director in addition to the other directors that they are entitled to designate under the shareholders' agreement. As of January 1, 2002, the Series B preferred shareholders became entitled to designate an additional director under the Articles, but thus far have chosen not to do so.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

We operated 125 communities on a comparable basis during both the three months ended March 31, 2005 and 2004. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended March 31, 2005 and 2004.
	Three Months ended March 31,
	(In thousands)
			Dollar	% Change
	2005	2004	Change	Fav / (Unfav)
Revenue	$69,429	$63,619	$5,810	9.1%
Community operating expenses	(44,468)	(41,533)	(2,935)	(7.1)
Community operating income	24,961	22,086	2,875	13.0
Depreciation & amortization	(5,486)	(5,237)	(249)	(4.8)
Facility lease expense	(9,549)	(9,392)	(157)	(1.7)
Operating income	9,926	7,457	2,469	33.1
Interest expense, net	(6,857)	(6,854)	(3)	(0.0)
Operating income after interest expense	$3,069	$603	$2,466	409.0%

These 125 communities represented $69.4 million or 73.0% of our total revenue of $95.1 million for the first quarter of 2005. Same community revenues increased by $5.8 million or 9.1% for the quarter ended March 31, 2005, from the same period in 2004. This increase was primarily due to improvements in occupancy. Occupancy increased 5.7 percentage points to 84.0% for the three months ended March 31, 2005 from 78.3% for the three months ended March 31, 2004. Average revenue per occupied unit increased by $64 per month or 2.3% for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

Community operating expenses increased approximately $2.9 million primarily from increased costs related to direct care labor, maintenance of facilities, liability and workers compensation insurance, and marketing, as well as related employee benefits. Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net) increased by approximately $409,000,which reflects primarily the effect of rent escalators in operating leases, which are in part performance based, the impact of changing one community from an operating lease to a capital lease at a higher financing rate, increasing depreciation and amortization, and a reduction in interest resulting from partial repayment of debt in August 2004 and a lower interest rate on that debt commencing in March 2005. Operating income after interest expense increased $2.5 million.

Liquidity and Capital Resources

For the three months ended March 31, 2005, net cash provided by operating activities was $4.9 million. The primary components of operating cash provided by operating activities were depreciation and amortization of $11.3 million, the write down of loan fees of $179,000, partially offset by the recognition of deferred gain on sale of property, plant and equipment of $1.3 million, the net increase in other operating assets and liabilities of $761,000, and amortization of deferred gain of $554,000. For the three months ended March 31, 2004, net cash used in operating activities was $2.4 million. The primary components of operating cash used in operating activities for the three months ended March 31, 2004, were the net increase in other operating assets and liabilities of $3.0 million and amortization of deferred gain of $596,000, partially offset by depreciation and amortization of $5.5 million and an adjustment for the Alterra equity investment loss of $794,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Net cash used in investing activities amounted to $4.1 million for the three months ended March 31, 2005, and was comprised of the acquisition of property and equipment of $2.1 million, management and lease acquisition cost of $1.5 million, acquisition of assets in lease transactions of $406,000, advances to affiliates and other managed communities of $152,000, and investment in affiliates of $33,000. Net cash provided by investing activities amounted to $1.4 million for the three months ended March 31, 2004, and was comprised primarily of collection of a note receivable of $2.7 million and proceeds from the sale of property and equipment of $165,000, partially offset by purchases of approximately $846,000 of various property and equipment, investments in affiliates of $303,000, and an expenditure for management and lease acquisition costs of approximately $302,000.

For the three months ended March 31, 2005, net cash used in financing activities was $4.8 million, primarily from long-term debt repayments of $21.7 million, repayment of capital lease and financing obligations of $3.8 million, an increase in restricted deposits of $621,000, and debt issuance and other financing costs of $201,000, partially offset by proceeds from long-term borrowings and financings of $21.4 million. For the three months ended March 31, 2004, net cash used in financing activities was $3.1 million, primarily from repayment of long-term borrowings of $1.4 million, repayment of capital lease and financing obligations of $1.3 million, increases in restricted deposits of $582,000, and debt issuance and other financing costs of $101,000.

We have incurred significant operating losses since our inception and have a working capital deficit of $105.6 million, although $14.4 million represents deferred revenue and unearned rental income, and $11.1 million of preferred cash dividends is only due if declared by our board of directors, who are currently discussing paying out the earned dividends of the Series B preferred stock to the extent financing is available. Additionally, due to the adverse judgment against us as described under “Legal Proceedings,” an additional reserve was recorded in the fourth quarter of 2004 for $18.7 million in accordance with our self-insured pool agreement. We believe there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. We have appealed the verdict and on March 16, 2005, we posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. We have $32.0 million of 6.25% convertible subordinated debentures that will come due January 1, 2006. Of the $32.0 million, $21.5 million is owned by directors and officers or their affiliates (See “Convertible Debentures” in “Notes to Condensed Consolidated Financial Statements”). At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2004 and continuing through the first quarter of 2005, we refinanced substantially all of our debt obligations, excluding the convertible debentures, extending the maturities of such financings to dates beyond March 31, 2006, or thereafter, at which time we will need to refinance or otherwise repay the obligations. We are currently in discussions with debenture holders to extend the maturity of the convertible debentures. If we are unsuccessful in extending maturity, we would have to obtain additional financing which may not be available. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 6 owned assisted living properties and 157 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At March 31, 2005, we complied with all such covenants, except for leases for two communities with a REIT. We have obtained a waiver from the lessor and are considered to be in full compliance as of March 31, 2005.

Management believes that we will be able to sustain positive operating cash flow on an annual basis and will have adequate cash or the ability to obtain adequate financing for all necessary investing and financing activities including required debt service and capital expenditures through at least March 31, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at March 31, 2005, (in thousands):

	Principal Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, including current portion	$54,453	$3,068	$4,539	$43,338	$3,508
Capital lease and financing obligations including current portion	640,349	16,748	42,819	56,585	524,197
Operating leases	346,848	38,609	79,633	81,960	146,646
Convertible debentures	32,000	32,000	-	-	-
	$1,073,650	$90,425	$126,991	$181,883	$674,351

The following table summarizes interest on our contractual obligations at March 31, 2005, (in thousands):

	Interest Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$14,002	$4,248	$7,959	$1,343	$452
Capital lease and financing obligations	399,172	42,223	80,870	74,651	201,428
Convertible debentures	2,000	2,000	-	-	-
	$415,174	$48,471	$88,829	$75,994	$201,880

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

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement programs without adversely affecting occupancy levels; increases in interest costs as a result of re-financings; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operation, and final resolution of the adverse Texas jury verdict and other uncertainties related to professional liability claims .We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Reports on Form 10-K and Quarterly Reports Form 10-Q.

[The rest of this page is intentionally left blank]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At March 31, 2005, our variable rate borrowings totaled approximately $631,000. Currently, all our variable rate borrowings are based upon the prime rate. Additionally, we have certain operating lease obligations based on LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As LIBOR rates increase above the current level, we will be exposed to higher lease expense costs. As of March 31, 2005, the LIBOR rate was 3.1%. If LIBOR interest rates were to average 2% more, our annual facility lease expense and net loss would increase by approximately $1.1 million. This amount is determined by considering the impact of hypothetical interest rates on our outstanding variable rate borrowings as of March 31, 2005, and does not consider changes in the actual level of borrowings that may occur subsequent to March 31, 2005. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were adequate as of March 31, 2005.

Changes in internal controls

In our Form 10K dated December 31, 2004, the Company 's management identified several issues relating to improvement of our internal controls. Since that time, we have implemented various changes to our controls responding to these issues, as follows:

•
Have hired accounting personnel with experience, skills, and knowledge relating to complex leasing and financing transactions and insured their direct involvement in the review and accounting evaluation of such transactions;

•
Have included internal personnel and outside accounting consultants, if necessary, early in a transaction to obtain additional guidance as to the application of generally accepted accounting principles to a proposed transaction;

•	Have established clear responsibilities for our real estate personnel and accounting personnel and increased the formal interaction, responsibility and coordination between such personnel;

•	Have documented the review, analysis, and related conclusions with respect to complex leasing transactions;

•	Senior accounting personnel and the chief accounting officer review such transactions in order to evaluate, document, and approve their accounting treatment.

Management believes these changes to be adequate, but will continue to evaluate the effectiveness of the Company's internal controls and make additional changes as appropriate.

Management believes these changes to be adequate, but will continue to evaluate the effectiveness of the Company's internal controls and make additional changes as appropriate.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 2 through 5 are not applicable.

Item 1 Legal Proceedings

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

Proceedings in which we are currently involved are contained in our 2004 Form 10-K Part I Item 3 "Legal Proceedings" that was filed March 31, 2005. A discussion of our general and professional liability is contained in the same 2004 Form 10-K under "Significant Accounting Policies and Use of Estimates."

Item 6 Exhibits

			Footnote
Number	Description		Number
10.53	Emeritrust II communities
	10.53.19	Second Amended and Restated Loan Agreement between Healthcare Realty Trust and Emeritus
		Corporation and dated as of March 3, 2005.	(2)
	10.53.20	Second Amended and Restated Note between Emeritus Corporation and Healthcare Realty Trust
		Incorporated and dated as of March 3, 2005.	(2)
	10.53.21	Loan Purchase Agreement among Healthcare Realty Trust Incorporated, Health Care REIT, Inc., and
		Emeritus Corporation and dated as of March 3, 2005.	(2)
	10.53.22	Intercreditor Agreement between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated and
		dated as of March 3, 2005.	(2)
10.79	Loyalton of Folsom, California; The Lakes, Florida; Canterbury Woods, Massachusetts; Beckett Meadows,
	Texas; Creekside, Texas; Oak Hollow, Texas; Pinehurst, Texas; Stonebridge, Texas, Desert Springs, Texas;
	Austin Gardens, California; Kingsley Place Shreveport, Louisiana; Silverleaf Manor, Mississippi;
	Pine Meadow, Mississippi; Pines of Goldsboro, North Carolina; Loyalton of Rockford, Illinois;
	Charleston Gardens, West Virginia; Arbor Gardens at Corona, California; and Manor at Essington, Illinois;
	Quail Ridge, Lubbock, Texas; Richland Gardens, Richland, Washington.
	The following agreements are representative of those executed in connection with these properties:
	10.79.10	Lease dated March 1, 2005 between QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord"),
		and ESC IV, LP, a Washington Limited Partnership (doing business in the State of Texas as Texas - ESC IV, L.P.
		(“Tenant”).	(5)
	10.79.11	Guaranty of Lease executed as of March 1, 2005, by Emeritus Corporation, a Washington Corporation ("Guarantor")
		in favor of QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord")	(5)
	10.79.12	Lease dated February 25, 2005 to be effective as of March 1, 2005 (the "Effective Date") between BIP SUB I,
		Inc., a Delaware Corporation ("Landlord"), and Emeritus Corporation, a Washington Corporation ("Tenant").	(5)

			Footnote
Number	Description		Number
10.83	Barrington Place, Lecanto, Florida; Bellaire Place, Greenville, South Carolina; Brookside Estates, Middleberg
	Heights, Ohio; Dowlen Oaks, Beaumont, Texas; Eastman Estates, Longview, Texas; Elm Grove, Hutchinson,
	Kansas; Emeritus Estates, Ogden, Utah; Gardens at White Chapel, Newark, Delaware; Habor Pointe Shores,
	Ocean Shores, Washington; Hunters Glen, Missoula, Montana; Lakeridge Place, Wichita Falls, Texas;
	Meadowlands Terrace, Waco, Texas; Myrtlewood Estates, San Angelo, Texas; Pavilion at Crossing Pointe,
	Orlando, Florida; Seville Estates, Amarillo, Texas; Saddleridge Lodge, Midland, Texas; Springtree, Sunrise,
	Florida; The Terrace, Grand Terrace, California; Wilburn Gardens, Fredericksburg, Virginia; Woodmark
	at Summit Ridge, Reno, Nevada.
	10.83.6	Lease Agreement between HCRI Wilburn Gardens Properties, LLC and Emeritus Corporation dated March 31, 2005.	(5)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated May 12, 2005.	(5)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated May 12, 2005.	(5)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated May 12, 2005.	(5)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated May12, 2005.	(5)
99.1		Press Releases
	91.1.1	Press Release dated February 25, 2005, announcing the results of a jury verdict and plans to appeal.	(1)
	91.1.2	Press Release dated March 3, 2005, announcing a $21.4 million refinance.	(2)
	99.1.3	Press Release dated March 31, 2005, reports on fourth quarter and year 2004 results.	(3)
	99.1.4	Press Release dated May 12, 2005, reports on first quarter results.	(4)

Footnotes:

(1)	Filed as an exhibit to a Form 8-K filed on February 25, 2005, and incorporated herein by reference.
(2)	Filed as an exhibit to a Form 8-K filed on March 9, 2005, and incorporated herein by reference.
(3)	Filed as an exhibit to a Form 8-K filed on April 1, 2005, and incorporated herein by reference.
(4)	Filed as an exhibit to a Form 8-K filed on May 12, 2005, and incorporated herein by reference.
(5)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary