Form 10-Q
period 2005-06-30
EMERITUS CORP\WA\
filed 2005-08-15
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 16,250,698 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	June 30,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$27,363	$10,748
Short-term investments	1,665	1,336
Trade accounts receivable, net of allowance of $822 and $841	3,364	3,982
Other receivables	817	2,270
Prepaid expenses and other current assets	18,349	18,317
Property held for sale	-	7,891
Total current assets	51,558	44,544
Long-term investments	3,442	6,884
Property and equipment, net	621,968	627,047
Property held for development	807	807
Notes receivable from and investments in affiliates	3,635	3,518
Restricted deposits	9,388	7,642
Lease acquisition costs, net	26,719	26,625
Other assets, net	1,985	2,571
Total assets	$719,502	$719,638

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$2,656	$4,133
Current portion of capital lease and financing obligations	17,490	15,479
Trade accounts payable	4,681	9,057
Accrued employee compensation and benefits	15,527	13,259
Accrued interest	1,392	1,547
Accrued real estate taxes	4,426	4,596
Accrued dividends on preferred stock	-	10,539
Accrued insurance liability	25,713	25,903
Other accrued expenses	8,445	7,952
Deferred revenue	7,177	6,516
Unearned rental income	6,834	8,227
Deposit on sales contract	-	9,212
Total current liabilities	94,341	116,420
Long-term debt, less current portion	62,737	50,528
Capital lease and financing obligations, less current portion	619,225	614,046
Convertible debentures	32,000	32,000
Deferred gain on sale of communities	27,116	28,517
Deferred rent	4,966	4,571
Other long-term liabilities	2,107	1,875
Total liabilities	842,492	847,957
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding zero and 36,242 shares at
June 30, 2005, and December 31, 2004, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
16,243,606 and 10,811,531 shares at June 30, 2005, and December 31, 2004, respectively	2	1
Additional paid-in capital	76,388	75,779
Accumulated deficit	(199,380)	(204,099)
Total shareholders' deficit	(122,990)	(128,319)
Total liabilities and shareholders' deficit	$719,502	$719,638
See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Revenues:
Community revenue	$94,387	$74,900	$187,211	$137,490
Other service fees	1,777	1,625	3,491	2,973
Management fees	462	1,196	1,060	2,829
Total operating revenues	96,626	77,721	191,762	143,292

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	62,277	48,112	123,037	89,886
General and administrative	7,857	6,546	15,190	12,778
Depreciation and amortization	11,569	8,059	22,912	13,491
Facility lease expense	10,388	9,487	20,125	19,064
Asset impairment	4,028	-	4,028	-
Total operating expenses	96,119	72,204	185,292	135,219
Operating income from continuing operations	507	5,517	6,470	8,073

Other income (expense):
Interest income	205	134	436	287
Interest expense	(12,308)	(9,932)	(24,485)	(17,538)
Other, net	21,924	546	22,664	363
Net other income (expense)	9,821	(9,252)	(1,385)	(16,888)

Income (loss) from continuing operations before income taxes	10,328	(3,735)	5,085	(8,815)
Provision for income taxes	(974)	-	(1,089)	-
Income (loss) from continuing operations	9,354	(3,735)	3,996	(8,815)
Income from discontinued operations	3	117	1,322	175
Net income (loss)	9,357	(3,618)	5,318	(8,640)
Preferred stock dividends	358	(930)	(599)	(1,850)
Net income (loss) to common shareholders	$9,715	$(4,548)	$4,719	$(10,490)

Basic income (loss) per common share:
Continuing operations	$0.89	$(0.44)	$0.31	$(1.02)
Discontinued operations	-	0.01	0.12	0.02
	$0.89	$(0.43)	$0.43	$(1.00)

Diluted income (loss) per common share:
Continuing operations	$0.52	$(0.44)	$0.24	$(1.02)
Discontinued operations	-	0.01	0.07	0.02
	$0.52	$(0.43)	$0.31	$(1.00)

Weighted average common shares outstanding:
Basic	10,918	10,610	10,870	10,460

Diluted	19,776	10,610	18,289	10,460
See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)
	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,318	$(8,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,912	13,491
Amortization of deferred gain	(1,108)	(1,114)
Gain on sale of properties, net	(1,321)	-
Gain on sale of investment	(21,323)	-
Impairment of long-lived asset	4,028	-
Amortization of loan fees	241	635
Preferred stock conversion costs	265	-
Equity investment losses	-	794
Other	70	211
Changes in operating assets and liabilities, net of acquisitions:	(476)	175
Net cash provided by operating activities	8,606	5,552

Cash flows from investing activities:
Acquisition of property and equipment	(3,947)	(1,775)
Acquisition of assets in lease transactions	(406)	(1,099)
Sale of property and equipment	-	226
Construction expenditures - leased properties	(757)	-
Management and lease acquisition costs	(1,533)	(5,340)
Advances to affiliates and other managed communities	145	(1,215)
Sale of investment in Alterra, net	24,979	-
Investment in affiliates	(126)	(285)
Collection of notes receivable	-	2,657
Net cash provided by (used in) investing activities	18,355	(6,831)

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase
and incentive plans, net	244	1,179
Increase in restricted deposits	(1,746)	(972)
Debt issue and other financing costs	(631)	34
Proceeds from short-term borrowing on bank line of credit	-	3,000
Proceeds from long-term borrowings	32,226	2,609
Repayment of long-term borrowings	(21,999)	(2,449)
Repayment of capital lease and financing obligations	(7,668)	(3,599)
Payment of preferred dividend	(10,772)	-
Net cash used in financing activities	(10,346)	(198)
Net increase (decrease) in cash and cash equivalents	16,615	(1,477)
Cash and cash equivalents at the beginning of the period	10,748	6,368
Cash and cash equivalents at the end of the period	$27,363	$4,891

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$24,640	$17,524
Non-cash financing and investing activities:
Accrued and in-kind preferred stock dividends	$598	$1,850
Debt issued for acquisition of property and equipment	$1,135	$-
Capital lease and financing obligations	$14,858	$148,000
Reduction in property held for sale and related deposit	$7,891	$-
Note retirement	$(630)	$-

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Definitions

Throughout Notes to Condensed Consolidated Financial Statements certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"Alterra" refers to Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin.
9.	"Fortress" refers to Fortress Investment Group LLC, a New York based private equity fund.
10.	"LLC" refers to a limited liability company.
11.	"NW" refers to NW Select LLC, an entity controlled by Mr. Baty.
12.	"CPM" refers to Columbia Pacific Management, a group of entities controlled by Mr. Baty.
13.	"JEA" refers to JEA Senior Living, a non-affiliate.
14.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
15.	"Series B Stock" refers to Series B Convertible Preferred Stock.
16.	"N/A" in a table means not applicable.
17.	"N/M" in a table means not meaningful.

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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the 2004 Form 10-K filed March 31, 2005. The following critical accounting policy and estimates have not changed but have been updated for new events and information.

•
The Company's accounting policy regarding contingent liabilities is to recognize those obligations if they are probable and estimable in accordance with SFAS 5 based on management’s best estimate of the ultimate outcome. If a legal judgment is rendered against the Company, then Emeritus believes that it has a probable liability and it accrues the full amount of the judgment as the most likely estimate of the probable loss unless it is able to obtain a legal opinion that the ultimate settlement will be different.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Recent Accounting Pronouncements and Proposed Statements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement requires the Company to recognize expense for compensation cost related to share-based payments, including stock options and employee stock purchase plans, in its consolidated statement of operations. SFAS No. 123R would eliminate the Company’s ability to account for share-based awards to employees using Accounting Principles Board ("APB") Opinion 25, “Accounting for Stock Issued to Employees”and would require that the transactions use a fair value method as of the grant date. SFAS No. 123R addresses the accounting for transactions in which the Company receives employee services in exchange for equity instruments or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. Under the new rule, the Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The Company is currently evaluating the impact of this statement on its financial statements.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004. The results of operations for the period ended June 30, 2005, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2004 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2004 Form 10-K filed March 31, 2005. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation.

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its stock option plans. The Company discloses pro forma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data )
Net income (loss) to common shareholders:
As reported	$9,715	$(4,548)	$4,719	$(10,490)
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(287)	(341)	(432)	(619)
Pro forma	$9,428	$(4,889)	$4,287	$(11,109)

Net income (loss) per common share:
As reported - Basic	$0.89	$(0.43)	$0.43	$(1.00)

Pro forma - Basic	$0.86	$(0.46)	$0.39	$(1.06)

As reported - Diluted	$0.52	$(0.43)	$0.31	$(1.00)

Pro forma - Diluted	$0.50	$(0.46)	$0.29	$(1.06)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares in the three months and six months ended June 30, 2005 and 2004, were estimated at the date of grant using the following weighted average assumptions:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004

Expected life from grant date (in years)	4	4	4	4
Weighted average risk-free interest rate	3.79%	3.52%	3.79%	3.52%
Weighted average volatility	70.19%	90.72%	70.19%	90.72%
Dividend yield	-	-	-	-
Weighted average fair value (per share)	$7.37	$4.18	$7.37	$4.18

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Emeritrust Transactions

Beginning in 1999, the Company managed 25 communities under arrangements with a related investor group (Emeritrust) that involved (i) payment of management fees to the Company (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  During the period from 2000 to 2004, the arrangements were modified several times, the options to purchase and funding obligation were terminated, and the number of communities covered declined to 21. Effective January 2, 2004, the management fee arrangement provided for a flat fee of 5% of gross revenues. The term currently expires March 31, 2006, subject to termination by either party on 90 days notice. On September 30, 2004, 16 communities were leased pursuant to leases discussed below and five communities, which are now owned by Mr. Baty, continue to be managed by the Company. The Company received management fees of approximately $129,000 and $583,000 for the three months ended June 30, 2005 and 2004, respectively, and $256,000 and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.

Emeritrust I Communities Lease. On September 30, 2004, the Company completed the first phase of a transaction to lease (Baty/REIT Lease) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT for an investment of approximately $170.8 million and are being leased to the Company. The Company completed the lease on the first 18 communities on September 30, 2004, which included 17 new communities and one existing lease, and an additional community lease on March 31, 2005, and anticipates the remaining community will close during the third quarter 2005. Of the communities included in this lease, 16 were part of the communities referred to above and in past filings with the SEC as the “Emeritrust I communities” and are capital leases.

The single community lease completed on March 31, 2005, is leased by the Company from the REIT pursuant to a lease agreement with a 15-year term, with one 15-year renewal option. This lease has been accounted for as an operating lease with straight-lined rent payments.

The initial lease payment for the facilities that have closed (18 capital leases and one operating lease) is approximately $14.0 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The initial lease payment is expected to increase by $691,000 per year when the remaining facility closes. All of the leases are triple-net leases. The new leases are cross-defaulted and cross-collateralized with all of the Company's other leases and loans relating to other communities owned by the REIT and contain certain financial and other covenants. The Company has the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing its obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty received $200,000 as consideration. Mr. Baty received $229,000 and $374,000 in the three months and six months ended June 30, 2005, respectively.

Debt Consolidation

In March 2005, the Company completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt, extended the maturity to March 2008, and improved annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

The REIT that financed the Emeritrust II transaction discussed in the Company’s 2004 Form 10-K already held $6.8 million of the Company's leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

repurchase in August 2003. On September 30, 2003, these two financings, together with the $11.5 million leasehold mortgage financing related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage financing, covering the 32 communities and maturing on June 30, 2007. The debt bore interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan required monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. The Company elected to make a principal reduction of $6.0 million on August 2, 2004. The balance on the note as of March 2, 2005, was approximately $19.5 million.

On March 2, 2005, this loan was sold to Healthcare Realty Trust, Incorporated ("HRT") and modified. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008. The loan may not be prepaid without the lender's consent.

In connection with the loan modification, HRT also extended an additional $1.8 million to the Company on the same terms as the restated loan from HRT to pay off certain transaction cost advances related to communities acquired in April 2004 that matured in March 2006 and had an interest rate of 12.0%, which would have increased to 12.5% in April 2005. In addition, in connection with this loan modification, the Company paid approximately $126,000 in closing costs, which is included in the $21.4 million of debt mentioned above.

Alterra Transactions

In October 2003, the Company acquired an interest in an LLC that acquired Alterra for $7.7 million cash. The members of the LLC consisted of an affiliate of Fortress, NW, and the Company, with original ownership interests of 50%, 25%, and 25%, respectively. Through January 31, 2004, the investment in Alterra was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company used the equity method of accounting for its LLC membership interest and recorded a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the condensed consolidated statement of operations for the first half of 2004, under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, the Company began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

In June 2005, Fortress purchased 50% of the interest of both NW and Emeritus for $50 million in cash, $25 million each to NW and Emeritus. The parties entered into a Membership Interest Purchase Agreement (the “Agreement”) whereby, concurrent with the sale and purchase of the membership interests, the parties entered into an Amended and Restated LLC Agreement (the “Amended LLC”). The resulting membership interests of Fortress, NW, and the Company is 75%, 12.5%, and 12.5%, respectively. The Company recorded a gain of $21.3 million in Other, net in the condensed consolidated statement of operations for the three months ended June 30, 2005, as a result of this transaction. The estimated income tax effect of this gain is approximately $835,000.

Under the Amended LLC, the Company agreed to provide an indirect guarantee of an obligation of Alterra. The primary guarantor is an affiliate of Fortress (the “Affiliate”). The Affiliate has agreed to guarantee the proposed purchase by Alterra of six properties that are currently operated by Alterra under a lease agreement with Omega Healthcare Investors. The Company agreed to pay its proportional membership interest (12.5%) of any amount that the Affiliate is required to pay under the guarantee, not to exceed $2,550,000. The gain was reduced by the fair value of the guarantee which was determined to be $200,000.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

CPM-JEA Transactions

In March 2005, the Company entered into agreements covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by the Company and is located in Richland, Washington. This community offers assisted living services and was part of the CPM group. The second community located in Lubbock, Texas, offers memory loss services and is a part of the JEA group of communities. It is new to the Company's portfolio. Both facilities are under separate leases with the independent REIT, each with a maturity date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of June 30, 2005, for these two leases is approximately $107,000 per month. Due to certain subjective default clauses in the lease and remedies, which allow for acceleration of all unpaid rents in the event of default, these leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

Sale of Community

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, the Company deferred recognition of the sale and associated gain until that point. The Company recorded a gain of $1.3 million related to this sale in "Income from discontinued operations" in its condensed consolidated statements of operations for the six months ended June 30, 2005.

Preferred Stock

On June 30, 2005, the Company entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by the Company of accrued and unpaid cash dividends on the Series B Stock, in the amount of approximately $10.8 million. Also on June 30, 2005, the Company borrowed $10.8 million from a REIT and used the proceeds to pay the accrued and unpaid cash dividends on the Series B Stock; upon such payment, Saratoga converted all of the outstanding Series B Stock to common stock in accordance with the agreement.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and the balance were issued as dividends of additional Series B Stock. In accordance with the agreement referred to above and as described below, the Series B Stock was converted into 5,365,747 shares of common stock.

The Series B Stock was entitled to receive quarterly dividends in a combination of cash and additional shares of Series B Stock. The initial rate for the dividend was 6% of the stated value of $1,000 per share, of which 2% was payable in cash and 4% was payable in additional Series B Stock. Starting in January 2004, the dividend rate moved to 7%, of which 3% was payable in cash and 4% in Series B Stock. The Series B Stock provided for an “arrearage rate” if the cash portion of the dividend was not paid, increasing the cash portion of the dividend to 7%. The arrearage rate became effective in October 2000, thus accruing dividends at an 11% rate, 7% in cash and 4% in additional shares of Series B Stock. The Company had issued the additional Series B Stock dividends on a quarterly basis on the first day of the month after the end of each quarter. However, the cash portion of the dividend had not been paid since 2000, which resulted in an accumulated liability of approximately $10.8 million as of March 31, 2005. For accounting purposes, the Company had accrued a liability of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction. No interest was required to be accrued on the unpaid cash dividends. In addition, in connection with the conversion, the Company paid $265,000 in legal and professional fees.

The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Preferred Stock. Monthly note payments of interest-only are

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

due in arrears on the first day of each month. The note is due in full on June 30, 2008, with no prepayments allowed prior to January 1, 2007, and only upon at least 9 months prior written notice. The $10.8 million note contains provisions that modify one multi-community and four individual community leases with the REIT covering 12 properties. The loan requires collateral in the form of a letter of credit issued by a bank or a cash deposit of $1.0 million with the REIT. The Company deposited $1.0 million with the REIT at closing, which was recorded as a restricted deposit in the accompanying balance sheet.

Convertible Debentures

The Company has $32.0 million of 6.25% convertible subordinated debentures (the “Debentures”) that are due January 1, 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company’s common stock. Interest on the Debentures is payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all other indebtedness of the Company.

The Debentures are subject to redemption by the Company at any time, as a whole or in part, at a redemption price of 100% of the principal amount.

Of the $32.0 million of Debentures, $21.5 million are owned by directors and officers or their affiliates. Saratoga, two of whose representatives are directors, own $5.0 million of the Debentures. Affiliates of Mr. Baty and Stanley L. Baty, a director, own $15.8 million of the Debentures and another executive officer owns $660,000.

On July 6, 2005, the Company announced that it intended to commence an offer to exchange (the "Exchange Offer") its 6.25% Convertible Subordinated Debentures due 2006 (the "Outstanding Debentures") for new convertible subordinated debentures (the "New Debentures"). The New Debentures will have the same terms as the Outstanding Debentures, except that (i) the principal amount and all accrued interest of New Debentures will be paid on June 30, 2008, and all other dates that are determined by or relate to the maturity date of the Debentures will be adjusted accordingly; (ii) the Company will have no right of redemption prior to maturity, as provided in the Outstanding Debentures; and (iii) the interest rate paid under the New Debentures will be 8.0%, commencing on the day following the issuance thereof.

On June 30, 2005, the Company entered into an Agreement (an "Agreement") with Columbia Select, L.P. and Catalina General, L.P. (collectively, the "Baty Entities"), and Saratoga. The Agreement provides that if at the expiration of the Exchange Offer any Outstanding Debentures have not been exchanged for New Debentures, then Saratoga and the Baty Entities will purchase a principal amount of New Debentures ("Additional New Debentures") equal to the principal amount of Outstanding Debentures that have not been exchanged, excluding any Outstanding Debentures that have not been exchanged by any of Saratoga or the Baty Entities. The Agreement provides that Saratoga, as a group, will purchase 24% of any Additional New Debentures and the Baty Entities, as a group, will purchase 76% of any Additional New Debentures, unless Saratoga and the Baty Entities agree on a different allocation of purchase. The purchase of the Additional New Debentures, if required, would take place on December 30, 2005. If the Baty Entities or Saratoga do not exchange any of their Outstanding Debentures, they are obligated to purchase New Debentures on December 30, 2005, equal to the principal amount of Debentures that were not exchanged. Proceeds from the New Debentures will be used to repay any of the Outstanding Debentures not exchanged, and as a result, the Debentures are classified as a long-term liability due to the Company’s ability and intent to refinance the Debentures on a long-term basis.

The Baty Entities are affiliated with Mr. Baty, who beneficially owns approximately 28.5% of the Company's common stock. Saratoga beneficially owns approximately 33.0% of the Company's common stock and is represented on the Company's board by two directors. Together Mr. Baty and Saratoga beneficially own approximately 65% of Outstanding Debentures.

The forgoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which was filed as Exhibit 10.1 to a Form 8-K filed with the SEC on July 7, 2005.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Earnings (Loss) Per Share

The capital structure of Emeritus includes convertible debentures, common stock warrants, and stock options and up until June 30, 2005, included redeemable convertible preferred stock. Basic net income per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net income per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares. Options and warrants are included under the “treasury stock method” to the extent they are dilutive. Certain shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures and preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Convertible Debentures	-	1,455	1,455	1,455
Options	55	1,657	55	1,657
Warrants - Senior Housing Partners I, L.P.	-	500	-	500
Warrants - Saratoga Partners	-	1,000	-	1,000
Series B Preferred (1)	-	5,157	-	5,157
	55	9,769	1,509	9,769

(1) Converted to common June 30, 2005.

Dilutive potential common shares and adjustments to net income (loss) to common shareholders arising under the assumed conversion into common stock of the convertible debentures are included under the "if-converted method".

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$9,715	$(4,548)	$4,719	$(10,490)
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	10,918	10,610	10,870	10,460

Basic net income (loss) per share	$0.89	$(0.43)	$0.43	$(1.00)

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$9,715	$(4,548)	$4,719	$(10,490)
Assumed conversion of convertible debentures	500	-	-	-
Assumed conversion of Series B Preferred	-	-	957
	$10,215	$(4,548)	$5,676	$(10,490)
Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	10,918	10,610	10,870	10,460
Assumed exercise of options and warrants	2,037	-	2,053	-
Assumed conversion of convertible debentures	1,455	-	-	-
Assumed conversion of Series B Preferred	5,366	-	5,366	-
	19,776	10,610	18,289	10,460

Diluted net income (loss) per share	$0.52	$(0.43)	$0.31	$(1.00)

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss) to common shareholders for the three-month and six-month periods ended June 30, 2005 and 2004, respectively.
Asset Impairment

In June 2005, the Company determined that the carrying amount of a facility in Las Vegas, Nevada, was not recoverable from expected undiscounted cash flows generated from the use of the asset and thus recorded an impairment loss of $4.0 million for the three months ended June 30, 2005, and accordingly, the carrying value was reduced to estimated fair value based on appraised value and a letter of intent from a pending sale.

Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $42.8 million, although $14.0 million of this deficit represents deferred revenue and unearned rental income. In addition, due to the adverse judgment against the Company as described under “Legal Proceedings,” an additional reserve was recorded in the fourth quarter of 2004 for $18.7 million in

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

accordance with the Company's self-insured pool agreement. The Company believes there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. The Company has appealed the verdict and on March 16, 2005, posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. The Company will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. At times in the past, the Company has been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2002 and continuing through the second quarter of 2005, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates beyond June 30, 2006, or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 6 owned assisted living properties and 157 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At June 30, 2005, the Company complied with all such covenants.

Management believes that the Company will be able to sustain positive operating cash flow on an annual basis and will have adequate cash or the ability to obtain adequate financing for all necessary investing and financing activities including required debt service and capital expenditures through at least June 30, 2006.

Discontinued Operations

On August 9, 2004, the Company sold an owned facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, the Company leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, the Company committed to sell another owned facility (“Hearthside of Issaquah”), which under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” qualified as an asset held for sale. A current asset of $7.9 million was recorded on the Company's financial statements and the Company discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004, but was not recognized as a sale until the first quarter of 2005 due to continuing involvement in the community through that period. Both transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations is reported as a separate line item in the condensed consolidated statement of operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenue:
Hearthside of Issaquah	$-	$884	$-	$1,726
Scottsdale Royale	-	113	-	235
Total	$-	$997	$-	$1,961

Net income (loss):
Hearthside of Issaquah	$-	$135	$1,319	$214
Scottsdale Royale	3	(18)	3	(39)
Total	$3	$117	$1,322	$175

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Definitions

Throughout this filing certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"Alterra" refers to Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin.
9.	"Fortress" refers to Fortress Investment Group LLC, a New York based private equity fund.
10.	"LLC" refers to a limited liability company.
11.	"NW" refers to NW Select LLC, an entity controlled by Mr. Baty.
12.	"CPM" refers to Columbia Pacific Management, a group of entities controlled by Mr. Baty.
13.	"JEA" refers to JEA Senior Living, a non-affiliate.
14.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
15.	"Series B Stock" refers to Series B Convertible Preferred Stock.
16.	"N/A" in a table means not applicable.
17.	"N/M" in a table means not meaningful.

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

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and adjust rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. In 2000 and 2001,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

we operated approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively. From the end of 2000 to the end of 2003, the communities we managed decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting our increasing confidence in the assisted living industry, stabilization of managed properties, and the availability of capital. In 2004, managed communities further declined to 17 and owned and leased communities increased to 164. In the first two quarters of 2005, managed communities declined to 15 and owned and leased communities increased to 167. Throughout 2004 and continuing in 2005, we continue to review acquisition or lease opportunities.

In March 2005, we completed the lease of three additional communities, two of which we had previously managed.

The following table sets forth a summary of our property interests:

	As of June 30,		As of December 31,		As of June 30,
	2005		2004		2004
	Buildings	Units	Buildings	Units	Buildings	Units
Owned	6	454	6	454	19	1,813
Leased (1)	161	12,820	158	12,589	127	9,579
Consolidated Portfolio	167	13,274	164	13,043	146	11,392
Managed/Admin Services (2)	14	1,467	16	1,668	35	3,417
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	182	14,881	181	14,851	182	14,949

Percentage increase (decrease) (3)	0.6%	0.2%	3.4%	0.0%	4.0%	0.7%

--------
(1) Of the leased communities at June 30, 2005, 76 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 15 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(2) One managed building was shut down and sold March 12, 2004, we discontinued management of one facility on September 30, 2004 and one on July 1, 2005.
(3) The percentage increase (decrease) indicates the change from the prior year, or, in the case of June 30, 2005 and 2004, from the end of the prior year.

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

In evaluating the rate component, we generally rely on the average monthly revenue per unit, computed by dividing the total revenue for a particular period by the average number of occupied units determined on a daily basis for the same period. In evaluating the occupancy component, we generally rely on an average occupancy rate, computed by dividing the average units occupied, determined on a daily basis, during a particular period by the average number of units available, determined on a daily basis, during the period. We evaluate these and other operating components for our consolidated portfolio, which includes the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

communities we own and lease, and our operating portfolio, which also includes the communities we manage.

In our consolidated portfolio, our average monthly revenue per unit for the six months ended June 30, 2005, increased to $2,915 from $2,840 for the same period in 2004. This change represents an increase of $75 or 2.6%. In our consolidated portfolio, our average monthly revenue per unit for the three months ended June 30, 2005, increased to $2,928 from $2,902 for the three months ended March 31, 2005. This change represents an increase of $26 or 0.9%. This level of increase is partially due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets. In addition, increased competition in certain locations has prevented us from raising rates to the extent we otherwise would have desired.

In our consolidated portfolio, our average occupancy rate increased to 84.7% for the six months ended June 30, 2005, from 79.7% for the six months ended June 30, 2004. In our consolidated portfolio, our average occupancy rate increased to 84.4% for the three months ended June 30, 2005, from 80.8% for the three months ended June 30, 2004 For the first quarter of 2005, our average occupancy rate was 85.0%. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units as well as our own actions and policies. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of June 30, 2005, we had an accumulated deficit of approximately $199.4 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, and occupancy rates remaining lower for longer periods than we anticipated.

Significant Transactions

In 2004 and continuing in 2005, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Beginning in 1999, we managed 25 communities under arrangements with a related investor group (Emeritrust) that involved (i) payment of management fees to us (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  During the period from 2000 to 2004, the arrangements were modified several times, the options to purchase and funding obligation were terminated, and the number of communities covered declined to 21. Effective January 2, 2004, the management fee arrangement provided for a flat fee of 5% of gross revenues. The term currently expires March 31, 2006, subject to termination by either party on 90 days notice. On September 30, 2004, 16 communities were leased pursuant to leases discussed below and five communities, which are now owned by Mr. Baty, continue to be managed by us. We received management fees of approximately $129,000 and $583,000 for the three months ended June 30, 2005 and 2004, respectively, and $256,000 and $1.2 million for the six months ended June 30, 2005 and 2004 respectively.

Emeritrust I Communities Lease. On September 30, 2004, we completed the first phase of a transaction to lease (Baty/REIT Lease) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT for an investment of approximately $170.8 million and are being leased to us. We

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

completed the lease on the first 18 communities on September 30, 2004, which included 17 new communities and one existing lease, and an additional community lease on March 31, 2005, and anticipate the remaining community will close during the third quarter 2005. Of the communities included in this lease, 16 were part of the communities referred to above and in past filings with the SEC as the “Emeritrust I communities” and are capital leases.

The single community lease completed on March 31, 2005, is leased by us from the REIT pursuant to a lease agreement with a 15-year term, with one 15-year renewal option. This lease has been accounted for as an operating lease with straight-lined rent payments.

The initial lease payment for the facilities that have closed (18 capital leases and one operating lease) is approximately $14.0 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The initial lease payment is expected to increase by $691,000 per year when the remaining facility closes. All of the leases are triple-net leases. The new leases are cross-defaulted and cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT and contain certain financial and other covenants. We have the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing our obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty received $200,000 as consideration. Mr. Baty received $229,000 and $374,000 in the three months and six months ended June 30, 2005, respectively.

Debt Consolidation

In March 2005, we completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt, extended the maturity to March 2008, and improved annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

The REIT that financed the Emeritrust II transaction discussed in our 2004 Form 10-K already held $6.8 million of our leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two financings, together with the $11.5 million leasehold mortgage financing related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage financing covering the 32 communities and maturing on June 30, 2007. The debt bore interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan required monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. We elected to make a principal reduction of $6.0 million on August 2, 2004. The balance on the note as of March 2, 2005, was approximately $19.5 million.

On March 2, 2005, this loan was sold to Healthcare Realty Trust, Incorporated ("HRT") and modified. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008. The loan may not be prepaid without the lender's consent.

In connection with the loan modification, HRT also extended an additional $1.8 million to us on the same terms as the restated loan from HRT to pay off certain transaction cost advances related to communities acquired in April 2004 that matured in March 2006 and had an interest rate of 12.0%, which would have increased to 12.5% in April 2005. In addition, in connection with this loan modification, we paid approximately $126,000 in closing costs, which is included in the $21.4 million of debt mentioned above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Alterra Transactions

In October 2003, we acquired an interest in an LLC that acquired Alterra for $7.7 million cash. The members of the LLC consisted of an affiliate of Fortress, NW and us, with original ownership interests of 50%, 25%, and 25%, respectively. Through January 31, 2004, the investment in Alterra was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we used the equity method of accounting for our LLC membership interest and recorded a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000 are included in the condensed consolidated statement of operations for the first half of 2004, under the caption “Other, net,” which represents our portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, we began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

In June 2005, Fortress purchased 50% of the interest of both NW and Emeritus for $50 million in cash, $25 million each to NW and us. The parties entered into a Membership Interest Purchase Agreement (the “Agreement”) whereby, concurrent with the sale and purchase of the membership interests, the parties entered into an Amended and Restated LLC Agreement (the “Amended LLC”). The resulting membership interests of Fortress, NW, and us is 75%, 12.5%, and 12.5%, respectively. We recorded a gain of $21.3 million in Other, net in the condensed consolidated statement of operations for the three months ended June 30, 2005, as a result of this transaction. The estimated income tax effect of this gain is approximately $835,000.

Under the Amended LLC, we agreed to provide an indirect guarantee of an obligation of Alterra. The primary guarantor is an affiliate of Fortress (the “Affiliate”). The Affiliate has agreed to guarantee the proposed purchase by Alterra of six properties that are currently operated by Alterra under a lease agreement with Omega Healthcare Investors. We agreed to pay our proportional membership interest (12.5%) of any amount that the Affiliate is required to pay under the guarantee, not to exceed $2,550,000. The gain was reduced by the fair value of the guarantee which was determined to be $200,000.

CPM-JEA Transactions

In March 2005, we entered into agreements covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by us and is located in Richland, Washington. This community offers assisted living services and was part of the CPM group. The second community located in Lubbock, Texas, offers memory loss services and is a part of the JEA group of communities. It is new to our portfolio. Both facilities are under separate leases with the independent REIT, each with a maturity date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of June 30, 2005, for these two leases is approximately $107,000 per month. Due to certain subjective default clauses in the lease and remedies, which allow for acceleration of all unpaid rents in the event of default, these leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

Sale of Community

On November 1, 2004, we sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since we had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

2005, we deferred recognition of the sale and associated gain until that point. We recorded a gain of $1.3 million related to this sale in "Income from discontinued operations" in our condensed consolidated statements of operations for the six months ended June 30, 2005.

Series B Preferred Stock

On June 30, 2005, we entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by us of accrued and unpaid cash dividends on the Series B Stock, in the amount of approximately $10.8 million. Also on June 30, 2005, we borrowed $10.8 million from a REIT and used the proceeds to pay the accrued and unpaid cash dividends on the Series B Stock; upon such payment, Saratoga converted all of the outstanding Series B Stock to common stock in accordance with the agreement.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and the balance were issued as dividends of additional Series B Stock. In accordance with the agreement referred to above and as described below, the Series B Stock was converted into 5,365,747 shares of common stock.

The Series B Stock was entitled to receive quarterly dividends in a combination of cash and additional shares of Series B Stock. The initial rate for the dividend was 6% of the stated value of $1,000 per share, of which 2% was payable in cash and 4% was payable in additional Series B Stock. Starting in January 2004, the dividend rate moved to 7%, of which 3% was payable in cash and 4% in Series B Stock. The Series B Stock provided for an “arrearage rate” if the cash portion of the dividend was not paid, increasing the cash portion of the dividend to 7%. The arrearage rate became effective in October 2000, thus accruing dividends at an 11% rate, 7% in cash and 4% in additional shares of Series B Stock. We had issued the additional Series B Stock dividends on a quarterly basis on the first day of the month after the end of each quarter. However, the cash portion of the dividend had not been paid since 2000, which resulted in an accumulated liability of approximately $10.8 million as of March 31, 2005. For accounting purposes, we had accrued a liability of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction. No interest was required to be accrued on the unpaid cash dividends. In addition, in connection with the conversion, we paid $265,000 in legal and professional fees.

We borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Preferred Stock. Monthly note payments of interest-only are due in arrears on the first day of each month. The note is due in full on June 30, 2008, with no prepayments allowed prior to January 1, 2007, and only upon at least 9 months prior written notice. The $10.8 million note contains provisions that modify one multi-community and four individual community leases with the REIT covering 12 properties. The loan requires collateral in the form of a letter of credit issued by a bank or a cash deposit of $1.0 million with the REIT. We deposited $1.0 million with the REIT at closing, which was recorded as a restricted deposit in the accompanying balance sheet.

Convertible Debentures

We have $32.0 million of 6.25% convertible subordinated debentures (the “Debentures”) that are due January 1, 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of our common stock. Interest on the Debentures is payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured and subordinated to all our other indebtedness.

The Debentures are subject to redemption by us at any time, as a whole or in part, at a redemption price of 100% of the principal amount.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Of the $32.0 million of Debentures, $21.5 million are owned by directors and officers or their affiliates. Saratoga, two of whose representatives are directors, own $5.0 million of the Debentures. Affiliates of Mr. Baty and Stanley L. Baty, a director, own $15.8 million of the Debentures and another executive officer owns $660,000.

On July 6, 2005, we announced our intention to commence an offer to exchange (the "Exchange Offer") our 6.25% Convertible Subordinated Debentures due 2006 (the "Outstanding Debentures") for new convertible subordinated debentures (the "New Debentures"). The New Debentures will have the same terms as the Outstanding Debentures, except that (i) the principal amount and all accrued interest of New Debentures will be paid on June 30, 2008, and all other dates that are determined by or relate to the maturity date of the Debentures will be adjusted accordingly; (ii) we will have no right of redemption prior to maturity, as provided in the Outstanding Debentures; and (iii) the interest rate paid under the New Debentures will be 8.0%, commencing on the day following the issuance thereof.

On June 30, 2005, we entered into an Agreement (an "Agreement") with Columbia Select, L.P. and Catalina General, L.P. (collectively, the "Baty Entities"), and Saratoga. The Agreement provides that if at the expiration of the Exchange Offer any Outstanding Debentures have not been exchanged for New Debentures, then Saratoga and the Baty Entities will purchase a principal amount of New Debentures ("Additional New Debentures") equal to the principal amount of Outstanding Debentures that have not been exchanged, excluding any Outstanding Debentures that have not been exchanged by any of Saratoga or the Baty Entities. The Agreement provides that Saratoga, as a group, will purchase 24% of any Additional New Debentures and the Baty Entities, as a group, will purchase 76% of any Additional New Debentures, unless Saratoga and the Baty Entities agree on a different allocation of purchase. The purchase of the Additional New Debentures, if required, would take place on December 30, 2005. If the Baty Entities or Saratoga do not exchange any of their Outstanding Debentures, they are obligated to purchase New Debentures on December 30, 2005, equal to the principal amount of Debentures that were not exchanged. Proceeds from the New Debentures will be used to repay any of the Outstanding Debentures not exchanged, and as a result, the Debentures are classified as a long-term liability due to our ability and intent to refinance the Debentures on a long-term basis.

The Baty Entities are affiliated with Mr. Baty, who beneficially owns approximately 28.5% of our common stock. Saratoga beneficially owns approximately 33.0% of our common stock and is represented on our board by two directors. Together Mr. Baty and Saratoga beneficially own approximately 65% of Outstanding Debentures.

The forgoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which was filed as Exhibit 10.1 to a Form 8-K filed with the SEC on July 7, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table shows the changes in buildings from December 31, 2003, through June 30, 2005, including those transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2003		19	109		128	47	175
Madison Glen - disposition	Mar-04	-	-		-	(1)	(1)
March 31, 2004		19	109		128	46	174
CPM-JEA transactions	Apr-04	-	16	[1]	16	(8)	8
Autumn Ridge	Jun-04	-	1	[1]	1	(1)	-
The Terrace	Jun-04	-	1	[1]	1	(1)	-
June 30, 2004		19	127		146	36	182
HCP Transaction - sale-leaseback	Jul-04	(11)	11	[2]	-	-	-
Scottsdale Royale - sold	Aug-04	(1)	-		(1)	-	(1)
Baty/REIT Lease	Sep-04	-	17	[1]	17	(17)	-
September 30, 2004		7	155		162	19	181
Manor at Essington	Oct-04	-	1	[1]	1	-	1
Arbor Gardens at Corona	Oct-04	-	1	[1]	1	-	1
Willows at York - disposition	Oct-04	-	-		-	(1)	(1)
Loyalton of Cape May	Oct-04	-	1	[1]	1	(1)	-
Hearthside of Issaquah - disposition	Nov-04	(1)	-		(1)	-	(1)
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182
-			-		-	-	-
June 30, 2005		6	161		167	15	182

1  These leases are accounted for as capital leases in our condensed consolidated statements.
2 These 11 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

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

					Period to Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Six Months
	Three Months ended		Six Months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2005	2004	2005	2004	2005-2004	2005-2004

Revenues:	100.0%	100.0%	100.0%	100.0%	24.3%	33.8%
Expenses:
Community operations*	64.4	61.9	64.2	62.8	(29.4)	(36.9)
General and administrative	8.1	8.4	7.9	8.9	(20.0)	(18.9)
Depreciation and amortization	12.0	10.4	11.9	9.4	(43.6)	(69.8)
Facility lease expense	10.8	12.2	10.5	13.3	(9.5)	(5.6)
Asset impairment	4.2	-	2.1	-	N/A	N/A
Total operating expenses	99.5	92.9	96.6	94.4	(33.1)	(37.0)
Operating income from continuing operations	0.5	7.1	3.4	5.6	(90.8)	(19.9)
Other income (expense)
Interest income	0.2	0.2	0.2	0.2	53.0	51.9
Interest expense	(12.7)	(12.8)	(12.7)	(12.2)	(23.9)	(39.6)
Other, net	22.7	0.7	11.8	0.3	N/M	N/M
Net other expense	10.2	(11.9)	(0.7)	(11.7)	N/A	N/A
Income (loss) from continuing operations
before income taxes	10.7	(4.8)	2.7	(6.1)	N/A	N/A
Provision for income taxes	(1.0)	-	(0.6)	-	N/A	N/A
Income (loss) from continuing operations	9.7	(4.8)	2.1	(6.1)	N/A	N/A
Income (loss) from discontinued operations	-	0.1	0.7	0.1	97.4	(655.4)
Net income (loss)	9.7%	(4.7%)	2.8%	(6.0%)	N/A	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended June 30, 2005 and 2004

Total Operating Revenues: Total operating revenues for the three months ended June 30, 2005, increased by $18.9 million to $96.6 million from $77.7 million for the comparable period in 2004, or 24.3%.

Community revenue and other service fees increased by approximately $19.6 million in the three months ended June 30, 2005, compared to the three months ended June 30, 2004, or 25.7%. This increase was primarily due to additional revenue related to the acquisition or lease of 25 communities from April 1, 2004, to June 30, 2005. Of the 25 communities, we had formerly managed 22. These communities represent a revenue increase of approximately $15.3 million in the second quarter of 2005. The remaining increase of $4.3 million, or 5.6% was primarily due to an increase in occupancy and average revenue per unit of previously operated communities.

The average occupancy rate for all communities for the three months ended June 30, 2005, increased 3.6 percentage points to 84.4% from 80.8%. The occupancy rate grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels than existing communities. Average community monthly revenue per unit for all communities was $2,928 for the second quarter of 2005 compared to $2,894 for the comparable quarter of 2004, an increase of approximately $34 per occupied unit, or 1.2%.

Management fee income decreased by approximately $734,000 to $462,000 for the three months ended June 30, 2005, from $1.2 million for the three months ended June 30, 2004. This decrease was primarily due to 22 communities now leased in the second quarter of 2005 that were managed in the same quarter of the prior year.

Community Operations: Community operating expenses for the three months ended June 30, 2005, increased by $14.2 million to $62.3 million from $48.1 million in the second quarter of 2004, or 29.4%. The change was primarily due to the acquisition or lease of 25 communities referred to above, which accounted for approximately $9.8 million of the increased expense. The remaining increase of $4.4 million, or 9.1%, was attributable to a number of factors. Census-based increases to staffing, raw food costs, utilities, and supplies accounted for $1.7 million and increased facility maintenance costs accounted for $600,000 of the increase. Also included in this increase is a one-time medication dispensing cost of $120,000. The comparison between the two quarters also reflects a $400,000 net favorable effect in 2004 of credits relating to employee benefit and workers' compensation programs, partially offset by increases in liability insurance accruals. The balance is comprised of general increases in operating costs, including community management personnel, real estate taxes, and contracted services. On a cost per resident basis, our operating expenses increased 1.9 percent. Community operating expenses as a percentage of total operating revenue increased to 64.4% in the second quarter of 2005 from 61.9% in the second quarter of 2004.

General and Administrative: General and administrative (G&A) expenses for the three months ended June 30, 2005, increased $1.3 million to $7.8 million from $6.5 million for the comparable period in 2004, or 20.0%. As a percentage of total operating revenues, G&A expenses decreased to 8.1% for the three months ended June 30, 2005, compared to 8.4% for the three months ended June 30, 2004, primarily as a result of increased revenue arising from the acquisition or lease of communities referred to above. Of the increase, approximately $550,000 is related to costs associated with the conversion of Series B Preferred Stock, project costs relating to initial compliance with internal controls requirements under the Sarbanes-Oxley Act of 2002, and an adjustment in 2004 decreasing our incentive compensation accrual. Of the remaining increase of approximately $750,000, the most significant factors were staffing additions, primarily associated with regional functions of sales and marketing and risk prevention, as well as routine compensation increases for all personnel. Other factors included accounting and other fees associated with increased corporate governance requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization: Depreciation and amortization for the three months ended June 30, 2005, was $11.6 million compared to $8.1 million for the comparable period in 2004. The increase is primarily the result of depreciation resulting from capital lease treatment associated with the leasing of 24 additional communities since April 1, 2004 (primarily the Baty/REIT transactions announced September 30, 2004). In 2005, depreciation and amortization represented 12.0% of total operating revenues, compared to 10.4% for the same period in 2004.

Facility Lease Expense: Facility lease expense for the three months ended June 30, 2005, was $10.4 million compared to $9.5 million for the comparable period of 2004, representing an increase of $901,000, or 9.5%. The change was primarily due to the operating lease of a single community discussed under Emeritrust I communities lease, which accounted for approximately $575,000 of the increase, partially offset by one lease that was changed from an operating lease to a capital lease in September 2004. Of the remaining increase,  $349,000 was primarily attributable to performance-based lease inflators of existing operating leases. We leased 76 communities under operating leases as of June 30, 2005 and 2004. Facility lease expense as a percentage of revenues was 10.8% for the three months ended June 30, 2005, and 12.2% for the three months ended June 30, 2004. The decrease is primarily a result of increased revenues.

Asset Impairment: Asset impairment for the three months ended June 30, 2005, was $4.0 million. The impairment is related to a facility in Las Vegas, Nevada, in which we determined that the carrying amount was not recoverable from expected undiscounted cash flows generated from the use of the asset, and accordingly, the carrying value was reduced to estimated fair value.

Interest Income: Interest income for the three months ended June 30, 2005, was $205,000 versus $134,000 for the same period of 2004, an increase of $71,000. This increase was primarily attributable to interest earned on collateral funds placed with our workers' compensation insurance carrier.

Interest Expense: Interest expense for the three months ended June 30, 2005, was $12.3 million compared to $9.9 million for the comparable period of 2004, an increase of $2.4 million, or 23.9%. Of this amount, $2.0 million resulted from capital lease treatment on the Emeritrust I communities’ lease involving 18 facilities completed on September 30, 2004, and $544,000 resulted from the capital lease treatment of the CPM/JEA communities’ lease involving 23 communities, completed from April 1, 2004, through the second quarter of 2005. As a percentage of total operating revenues, interest expense decreased to 12.7% in the second quarter of 2005 from 12.8% for the second quarter of 2004.

 Other, net: Other, net for the three months ended June 30, 2005, was approximately $21.9 million of income compared to $546,000 of income for the comparable period in 2004. The $21.9 million income for the current year quarter is primarily the result of the gain on sale of our interest in Alterra of $21.3 million and amortization of deferred gains of approximately $554,000. The $546,000 income in the second quarter of 2004 is primarily the result of the amortization of deferred gains of approximately $518,000.

Income taxes: The provision for income taxes of $974,000 for the three months ended June 30, 2005, was principally due the estimated income tax effect of the gain on sale of Alterra ($835,000) and to Federal alternative minimum tax and state income and franchise tax liabilities on operating income after adding back financial accounting for leases. At June 30, 2005 and 2004, we have a 100% valuation allowance on our deferred tax assets.

Net Income (Loss) and Property-Related Expense: In comparing the net income for 2005 and the net loss for 2004, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

The net income reflected in our consolidated statement of operations for the three months ended June 30, 2005, was $9.4 million. Our property-related expense for this period was $34.3 million, of which $30.8 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital, finance and operating lease payments during this period were $24.6 million. Correspondingly, the net loss of $3.6 million for the three months ended June 30, 2004, reflected property-related expense of $27.5 million, of which $21.5 million was associated with our leases. Our actual capital, finance, and operating lease payments for the three months ended June 30, 2005, were $17.7 million. The increase in total property-related expense is due primarily to the acquisition and lease of 25 additional communities since April 1, 2004. The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $6.2 million for the three months ended June 30, 2005, compared to $3.8 million for the three months ended June 30, 2004, an increase of $2.4 million. This increase is primarily attributable to capital lease accounting treatment of leases for 24 of the 25 communities referred to above and the finance lease treatment of 11 communities which were in a sales-leaseback transaction in July 2004. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income from Discontinued Operations: Income from discontinued operations for the three months ended June 30, 2005, was approximately $3,000 compared to $117,000 for the comparable period in 2004.

Preferred dividends: For the three months ended June 30, 2005 and 2004, preferred dividends totaled approximately ($358,000) and $930,000, respectively. The preferred dividends for the three months ended June 30, 2005, were negative because the Series B Stock was converted to common stock on June 30, 2005, and the previously accrued dividends due to straight-lining were reversed upon conversion.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the six months ended June 30, 2005 and 2004

Total Operating Revenues: Total operating revenues for the six months ended June 30, 2005, increased by $48.5 million to $191.8 million from $143.3 million for the comparable period in 2004, or 33.8%.

Community revenue and other service fees increased by approximately $50.2 million in the six months ended June 30, 2005, compared to the six months ended June 30, 2004, or 35.8%. This increase was primarily due to additional revenue related to the acquisition or lease of 41 communities from January 1, 2004, to June 30, 2005. Of the 41 communities, we had formerly managed 30. These communities represent a revenue increase of approximately $40.7 million in the first two quarters of 2005. The remaining increase of $9.5 million, or 6.8%, was primarily due to an increase in occupancy and average revenue per unit of previously operated communities.

The average occupancy rate for all communities for the six months ended June 30, 2005, increased 5.0 percentage points to 84.7% from 79.7%. The occupancy rate grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels than existing communities. Average community monthly revenue per unit for all communities was $2,915 for the first two quarters of 2005 compared to $2,840 for the comparable quarters of 2004, an increase of approximately $75 per occupied unit, or 2.6%.

Management fee income decreased by approximately $1.7 million to $1.1 million for the six months ended June 30, 2005, from $2.8 million for the six months ended June 30, 2004. This decrease was primarily due to 30 communities now leased in the first two quarters of 2005 that were managed for a portion of same quarters of the prior year.

Community Operations: Community operating expenses for the six months ended June 30, 2005, increased by $33.1 million to $123.0 million from $89.9 million for the first two quarters of 2004, or 36.9%. The change was primarily due to the acquisition or lease of 41 communities referred to above, which accounted for approximately $26.3 million of the increased expense. The remaining increase of $6.8 million, or 7.6%, was attributable to a number of factors. Census-based increases to staffing, raw food costs, utilities, and supplies accounted for $3.1 million and increased facility maintenance costs accounted for $1.0 million of the increase. Also included in this increase is a one-time medication dispensing cost of $120,000. The comparison between the first six months of 2005 and the first six months of 2004 also reflects a $400,000 net favorable effect in 2004 of credits relating to employee benefit and workers' compensation programs, partially offset by increases in liability insurance accruals. The balance is comprised of general increases in operating costs, including community management personnel, real estate taxes, and contracted services. On a cost per resident basis, our community operating expenses were flat with the prior year period. Community operating expenses as a percentage of total operating revenue increased to 64.2% for the first two quarters of 2005 from 62.8% for the first two quarters of 2004.

General and Administrative: General and administrative (G&A) expenses for the six months ended June 30, 2005, increased $2.4 million to $15.2 million from $12.8 million for the comparable period in 2004, or 18.9%. As a percentage of total operating revenues, G&A expenses decreased to 7.9% for the six months ended June 30, 2005, compared to 8.9% for the six months ended June 30, 2004, primarily as a result of increased revenue arising from the acquisition or lease of communities referred to above. Of the increase, approximately $700,000 is related to costs associated with the conversion of Series B Preferred Stock, project costs related to initial compliance with internal controls requirements under the Sarbanes-Oxley Act of 2002, and an adjustment in 2004 decreasing our incentive compensation accrual. Of the remaining increase of approximately $1.7 million, the most significant factors were staffing additions, primarily associated with regional functions of sales and marketing and risk prevention as well as routine compensation increases for all personnel. Other factors included accounting and other fees associated with increased corporate governance requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization: Depreciation and amortization for the six months ended June 30, 2005, was $22.9 million compared to $13.5 million for the comparable period in 2004. The increase is primarily the result of depreciation resulting from capital lease treatment associated with the leasing of 40 additional communities since December 31, 2003 (primarily the CPM/JEA transactions announced April 1, 2004, and the Baty/REIT transactions announced September 30, 2004). In 2005, depreciation and amortization represented 11.9% of total operating revenues, compared to 9.4% for the same period in 2004.

Facility Lease Expense: Facility lease expense for the six months ended June 30, 2005, was $20.1 million compared to $19.1 million for the comparable period of 2004, representing an increase of $1.0 million, or 5.6%. The change was primarily due to the operating lease of a single community discussed under Emeritrust I communities lease, which accounted for approximately $580,000 of the increase, partially offset by one lease that was changed from an operating lease to a capital lease in September 2004. Of the remaining increase, $505,000 was primarily attributable to performance-based lease inflators of existing operating leases. We leased 76 communities under operating leases as of June 30, 2005 and 2004. Facility lease expense as a percentage of revenues was 10.5% for the six months ended June 30, 2005, and 13.3% for the six months ended June 30, 2004. The decrease is primarily a result of increased revenues.

Asset Impairment: Asset impairment for the six months ended June 30, 2005, was $4.0 million. The impairment is related to a facility in Las Vegas, Nevada, in which we determined that the carrying amount was not recoverable from expected undiscounted cash flows generated from the use of the asset, and accordingly, the carrying value was reduced to estimated fair value.

Interest Income: Interest income for the six months ended June 30, 2005, was $436,000 versus $287,000 for the same period of 2004, an increase of $149,000. This increase was primarily attributable to interest earned on collateral funds placed with our workers' compensation insurance carrier.

Interest Expense: Interest expense for the six months ended June 30, 2005, was $24.5 million compared to $17.5 million for the comparable period of 2004 an increase of $7.0 million, or 39.6%. Of this amount, $4.1 million resulted from capital lease treatment on the Emeritrust I communities’ lease involving 18 facilities completed on September 30, 2004, and $3.0 million resulted from the capital lease treatment of the CPM/JEA communities’ lease involving 23 communities, completed from April 1, 2004, through the second quarter of 2005. In addition, $119,000 in loan fees was extinguished as a part of the modification of an existing note (see Debt Consolidation for details). As a percentage of total operating revenues, interest expense increased to 12.7% for the first two quarters of 2005 from 12.2% for the first two quarters of 2004.

 Other, net: Other, net for the six months ended June 30, 2005, was approximately $22.7 million of income compared to $363,000 of income for the comparable period in 2004. The $22.7 million income for the current year quarter is primarily the result of the gain on sale of our interest in Alterra of $21.3 million and amortization of deferred gains of approximately $1.1 million. The $363,000 income for the first two quarters of 2004 is primarily the result of the amortization of deferred gains of approximately $1.1 million, partially offset by our portion of Alterra’s net loss for December 2003 and January 2004 (discussed above under “Alterra Transactions”) totaling $794,000.

Income taxes: The provision for income taxes of $1.1 million for the six months ended June 30, 2005, was principally due to the estimated income tax effect of the gain on sale of Alterra ($835,000) and Federal alternative minimum tax and state income and franchise tax liabilities on operating income after adding back financial accounting for leases. At June 30, 2005 and 2004, we have a 100% valuation allowance on our deferred tax assets.

Net Income (Loss) and Property-Related Expense: In comparing the net income for 2005 and the net loss for 2004, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

The net income reflected in our consolidated statement of operations for the six months ended June 30, 2005, was $5.3 million. Our property-related expense for this period was $67.5 million, of which $60.6 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital, finance and operating lease payments during this period were $48.5 million. Correspondingly, the net loss of $8.6 million for the six months ended June 30, 2004, reflected property-related expense of $50.1 million, of which $38.4 million was associated with our leases. Our actual capital, finance, and operating lease payments for the six months ended June 30, 2005, were $32.4 million. The increase in total property-related expense is due primarily to the acquisition and lease of 41 additional communities since December 31, 2003. The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $12.1 million for the six months ended June 30, 2005, compared to $6.0 million for the six months ended June 30, 2004, an increase of $6.1 million. This increase is primarily attributable to capital lease accounting treatment of leases for 40 of the 41 communities referred to above and the finance lease treatment of 11 communities which were in a sales-leaseback transaction in July 2004. It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income from Discontinued Operations: Income from discontinued operations for the six months ended June 30, 2005, was approximately $1.3 million compared to $175,000 for the comparable period in 2004. The income for the first two quarters of 2005 was the recognition of the previously deferred gain on the sale of one community in 2004. We had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005. Thus, we deferred recognition of the sale and associated gain of $1.3 million until that point and recorded the related assets at December 31, 2004, as held for sale.

Preferred dividends: For the six months ended June 30, 2005 and 2004, preferred dividends totaled approximately $599,000 and $1.9 million, respectively. The preferred dividends for the six months ended June 30, 2005, were lower because the Series B Stock was converted to common stock on June 30, 2005, no dividends were required to be accrued for the second quarter based on the terms of the agreement, and the previously accrued dividends due to straight-lining were reversed upon conversion and offset against the dividends from the first quarter.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

We operated 125 communities, which we have operated continuously since January 1, 2004, and define as "Same Communities.". The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended June 30, 2005 and 2004.

	Three Months ended June 30,
	(In thousands)
			Dollar	% Change
	2005	2004	Change	Fav / (Unfav)
Revenue	$68,887	$65,038	$3,849	5.9%
Community operations *	(44,685)	(41,029)	(3,656)	(8.9)
Community operating income	24,202	24,009	193	0.8
Depreciation & amortization	(5,520)	(5,477)	(43)	(0.8)
Facility lease expense	(9,624)	(9,275)	(349)	(3.8)
Operating income	9,058	9,257	(199)	(2.1)
Interest expense, net	(6,901)	(7,039)	138	2.0
Operating income after interest expense	$2,157	$2,218	$(61)	(2.8%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

These 125 communities represented $68.9 million or 71.3% of our total revenue of $96.6 million for the second quarter of 2005. Same community revenues increased by $3.8 million or 5.9% for the quarter ended June 30, 2005, from the same period in 2004. This increase was primarily due to improvements in occupancy. Occupancy increased 3.7 percentage points to 83.2% for the three months ended June 30, 2005 from 79.5% for the three months ended June 30, 2004. Average revenue per occupied unit increased by $41 per month or 1.5% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.

Community operating expenses increased approximately $3.7 million primarily from increased costs for direct care labor, related employee taxes and benefits, maintenance of facilities, food costs, utilities, and supplies. Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net) increased by approximately $254,000, which reflects primarily the effect of rent escalators in operating leases, which are in part performance based, the impact of changing one community from an operating lease to a capital lease at a higher financing rate, increasing depreciation and amortization, and a reduction in interest resulting from partial repayment of debt in August 2004 and a lower interest rate on that debt commencing in March 2005. Operating income after interest expense decreased $61,000.

Liquidity and Capital Resources

For the six months ended June 30, 2005, net cash provided by operating activities was $8.6 million. The primary components of cash provided by operating activities were net income, depreciation and amortization of $22.9 million, the asset impairment of $4.0 million, the amortization of loan fees of $241,000, and the preferred stock conversion costs of $265,000, partially offset by the gain on sale of investment in Alterra of $21.3 million, recognition of deferred gain on sale of property, plant and equipment of $1.3 million, the net increase in other operating assets and liabilities of $476,000, and amortization of deferred gain of $1.1 million. For the six months ended June 30, 2004, net cash provided by operating activities was $5.6 million. The primary components of operating cash provided by operating activities for the six months ended June 30, 2004, were depreciation and amortization of $13.5 million, the amortization of loan fees of $635,000, the net

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

decrease in other operating assets and liabilities of $175,000, and an adjustment for the Alterra equity investment loss of $794,000, partially offset by the amortization of deferred gain of $1.1 million and net loss.

Net cash provided by investing activities amounted to $18.4 million for the six months ended June 30, 2005, and was comprised primarily of the sale of our investment in Alterra of $25.0 million and a decrease in our advances to affiliates and other managed communities of $145,000, partially offset by the acquisition of property and equipment of $3.9 million, management and lease acquisition cost of $1.5 million, construction expenditures for leased properties of $757,000, acquisition of assets in lease transactions of $406,000, and investment in affiliates of $126,000. Net cash used in investing activities amounted to $6.8 million for the six months ended June 30, 2004, and was comprised primarily of an expenditure for management and lease acquisition costs of approximately $5.3 million, purchases of approximately $1.8 million of various property and equipment, advances to affiliates and other managed communities of $1.2 million, acquisition of assets in lease transactions of $1.1 million, and investments in affiliates of $285,000, partially offset by collection of a note receivable of $2.7 million and proceeds from the sale of property and equipment of $226,000 .

For the six months ended June 30, 2005, net cash used in financing activities was $10.3 million, primarily from long-term debt repayments of $22.0 million, payment of preferred dividends on Series B Stock of $10.8 million, repayment of capital lease and financing obligations of $7.7 million, an increase in restricted deposits of $1.7 million, and debt issuance and other financing costs of $631,000, partially offset by proceeds from long-term borrowings and financings of $32.2 million and proceeds from sale of stock under employee stock purchase and incentive plans of $244,000. For the six months ended June 30, 2004, net cash used in financing activities was $198,000, primarily from repayment of capital lease and financing obligations of $3.6 million, repayment of long-term borrowings of $2.4 million, and increases in restricted deposits of $972,000, partially offset by proceeds from short-term borrowing on bank line of credit of $3.0 million, proceeds from long-term borrowings and financings of $2.6 million, proceeds from sale of stock under employee stock purchase and incentive plans of $1.2 million, and a decrease in debt issuance and other financing costs of $34,000.

We have incurred significant operating losses since our inception and have a working capital deficit of $42.8 million, although $14.0 million represents deferred revenue and unearned rental income. Additionally, due to the adverse judgment against us as described under “Legal Proceedings,” an additional reserve was recorded in the fourth quarter of 2004 for $18.7 million in accordance with our self-insured pool agreement. We believe there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. We have appealed the verdict and on March 16, 2005, we posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2004 and continuing through the second quarter of 2005, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates beyond June 30, 2006, and thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 6 owned assisted living properties and 157 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At June 30, 2005, we complied with all such covenants.

Management believes that we will be able to sustain positive operating cash flow on an annual basis and will have adequate cash or the ability to obtain adequate financing for all necessary investing and financing activities including required debt service and capital expenditures through at least June 30, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at June 30, 2005, (in thousands):

	Principal Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, including current portion	$65,393	$2,656	$4,378	$54,851	$3,508
Capital lease and financing obligations including current portion	636,715	17,490	44,488	58,446	516,291
Operating leases	337,260	38,865	79,927	82,243	136,225
Convertible debentures*	32,000	-	32,000	-	-
	$1,071,368	$59,011	$160,793	$195,540	$656,024

* These principal payments are predicated on the refinancing of the debentures to become due June 30, 2008, as described above.

The following table summarizes interest on our contractual obligations at June 30, 2005, (in thousands):

	Interest Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$16,392	$5,394	$9,644	$992	$362
Capital lease and financing obligations	388,673	41,969	80,228	73,775	192,701
Convertible debentures*	7,120	2,000	5,120	-	-
	$412,185	$49,363	$94,992	$74,767	$193,063

* The interest payments due in less than one year are based upon the current interest rate of 6.25% and the interest payments due in 1-3 years are based upon the rate of 8% for the new debentures to be issued upon refinancing of the current debentures, and are included even though they are not yet contractual obligations.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Impact of Inflation

To date, inflation has not had a significant impact on us. However, inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for a resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. To the extent we rely upon governmental reimbursement programs, we have a limited ability to increase rates. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement programs without adversely affecting occupancy levels; increases in interest costs as a result of re-financings; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operation, and final resolution of the adverse Texas jury verdict and other uncertainties related to professional liability claims. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the SEC, including our Annual Reports on Form 10-K and Quarterly Reports Form 10-Q.

[The rest of this page is intentionally left blank]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At June 30, 2005, we had no variable rate borrowings. However, we do have certain operating lease obligations based on LIBOR, subject to a LIBOR floor ranging from 2.0% to 2.5%. As LIBOR rates increase above the current level, we will be exposed to higher lease expense costs. As of June 30, 2005, the LIBOR rate was 3.3%. If LIBOR interest rates were to average 2% more, our annual facility lease expense and net loss would increase by approximately $1.1 million. This amount is determined by considering the impact of hypothetical interest rates on these operating lease obligations as of June 30, 2005, and does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2005. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

The certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q.

Changes in internal controls over financial reporting

In our Form 10K dated December 31, 2004, the Company 's management identified several issues relating to improvement of our internal controls over financial reporting. Since that time, we have implemented various changes to our internal controls responding to these issues, as follows:

•
Have hired accounting personnel with experience, skills, and knowledge relating to complex leasing and financing transactions and direct involvement in the review and accounting evaluation of such transactions;

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

Management believes these changes to be effective, and has evaluated the effectiveness of the Company's internal controls through June 30, 2005, and will continue to do so and make additional changes as appropriate. No additional changes have been made since filing the Form 10-Q dated March 31, 2005, filed with the SEC on May 13, 2005.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 2, 3, and 5 are not applicable.

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

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of our assisted living facilities. We believe that this verdict is unjust, that there are substantial grounds for an appeal, and that the damage award was not justified by the facts or the law in the case presented by the plaintiff. We have appealed the verdict based on significant legal errors we believe occurred at the trial. We have posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. We have recorded a liability for the amount of the verdict on our consolidated balance sheet for the year ended December 31, 2004, with a corresponding charge on our consolidated statements of operations for the year then ended.

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

There have been no further developments in these cases since we filed our 2004 Form 10-K with the SEC on March 31, 2005. A discussion of our general and professional liability is contained in the same 2004 Form 10-K under "Significant Accounting Policies and Use of Estimates."

[The rest of this page is intentionally left blank]

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on June 15, 2005.

(b)	All director nominees listed in the proxy statement were elected at the meeting.

Nominees for Election

Class III Directors (terms to expire in 2008)

Daniel R. Baty
Bruce L. Busby
Charles P. Durkin, Jr.

Class II Director (term to expire 2007)

Stanley L. Baty

Continuing Directors

Class II Directors (terms to expire 2007)

Raymond R. Brandstrom
T. Michael Young

Class I Directors (terms to expire in 2006)

Patrick Carter
David W. Niemiec

[The rest of this page is intentionally left blank]

(c ) The following matters voted upon at the meeting received the number of votes set forth below:

•	Election of Directors
•	Ratification of Independent Public Accountants
•
An amendment to the Emeritus Corporation Amended and Restated Stock Option Plan for Non Employee Directors (the "Plan") to increase the number of shares authorized for issuance under the Plan by an additional 200,000 shares, from 150,000 to 350,000 shares.

Election of Directors:
			Abstain or
Name	For	Against	Broker Non-vote
Daniel R. Baty	15,341,111	-	378,862
Bruce L. Busby	15,344,178		375,795
Charles P. Durkin, Jr.	15,293,212	-	426,761
Stanley L. Baty	15,292,445	-	427,528

Ratification of Independent Public Accountants:

For	Against	Abstain	Other Non-vote
15,715,906	2,229	1,838	-

Approval of an Amendment to the Stock Option Plan
for Nonemployee Directors

For	Against	Abstain	Other Non-vote
11,899,299	642,844	18,518	3,159,312

(d) Not applicable.

[The rest of this page is intentionally left blank]

Item 6.  Exhibits

			Footnote
Number	Description		Number
4.6	Agreement Regarding 6.25% Convertible Subordinated Debenture due 2006 entered into as of June 30, 2005 is between Emeritus
	Corporation (the "Company"), Saratoga Partners IV, LP, Saratoga Management Company LLC, Saratoga Coinvestment IV LLC
	(collectively, the "Saratoga Entities"), Columbia Select, L.P. and Catalina General, L.P. (collectively, the "Baty Entities").		(10)
10.53	Emeritrust II communities
	10.53.19	Second Amended and Restated Loan Agreement between Healthcare Realty Trust and Emeritus
		Corporation and dated as of March 3, 2005.	(2)
	10.53.20	Second Amended and Restated Note between Emeritus Corporation and Healthcare Realty Trust
		Incorporated and dated as of March 3, 2005.	(2)
	10.53.21	Loan Purchase Agreement among Healthcare Realty Trust Incorporated, Health Care REIT, Inc., and
		Emeritus Corporation and dated as of March 3, 2005.	(2)
	10.53.22	Intercreditor Agreement between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated and
		dated as of March 3, 2005.	(2)
	10.53.23	First Amendment to Amended and Restated Master Lease Agreement dated as of June 22nd, 2005 by and among Health Care Reit,
		Inc., HCRI Mississippi Properties, Inc, HCRI Massachusetts Properties Trust II, and HCRI Texas Properties, LTD, as Landlord and
		Emeritus Corporation as Tenant	(12)
10.68	Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles, Louisiana; Kingsley Place at Lafayette,
	Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas; Kingsley Place at Oakwell
	Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at Stonebridge, Texas. The following
	agreements are representative of those executed in connection with these properties:
	10.68.25	Third Amendment to Lease Agreement (Henderson, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
	10.68.26	Third Amendment to Lease Agreement (Mckinney, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
	10.68.27	Third Amendment to Lease Agreement (Oakwell, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
	10.68.28	Third Amendment to Lease Agreement (San Antonio, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
10.75	Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg, Pennsylvania;
	Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia; Loyalton of
	Greensboro, North Carolina; Loyalton of Ravenna, Ohio. The following agreements are representative of those
	executed in connection with these properties:
	10.75.35	First Amendment to Lease Agreement dated as of June 30, 2005 by and between HR Acquisition I Corporation, HR
		Acquisition of Pennsylvania, Inc, and HRT Holdings, Inc ("Lessor") and Emeritus Corporation ("Lessee")	(12)
10.77	The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
	Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado. The following agreements are representative of those
	executed in connection with this property:
	10.77.6	Membership Interest Purchase Agreement, dated as of June 29, 2005, by and among NW Select LLC, Emeritus
		Corporation ("Emeritus" and together with NW Select, the "Sellers", and each individually, a "Seller"), FIT-ALT
		Investor LLC, ("Buyer"), and Brookdale Senior Living Inc., ("Newco")	(8)
	10.77.7	Stockholders and Voting Agreement made as of June 29, 2005, by and among Brookdale Senior Living Inc.,
		FIT-ALT Investor LLC, Emeritus Corporation, and NW Select LLC	(8)

Footnote
Number	Description	Number

	10.77.8	Amended and Restated Limited Liability Company Agreement of FEBC-ALT Investors LLC, made as of
		June 29, 2005 by and among, FIT-ALT Investors LLC, as a Class A Member, and NW Select LLC, and Emeritus
		Corporation, as the Class B Members, and the Company	(8)
10.79	Loyalton of Folsom, California; The Lakes, Florida; Canterbury Woods, Massachusetts; Beckett Meadows,
	Texas; Creekside, Texas; Oak Hollow, Texas; Pinehurst, Texas; Stonebridge, Texas, Desert Springs, Texas;
	Austin Gardens, California; Kingsley Place Shreveport, Louisiana; Silverleaf Manor, Mississippi;
	Pine Meadow, Mississippi; Pines of Goldsboro, North Carolina; Loyalton of Rockford, Illinois;
	Charleston Gardens, West Virginia; Arbor Gardens at Corona, California; and Manor at Essington, Illinois;
	Quail Ridge, Lubbock, Texas; Richland Gardens, Richland, Washington.
	The following agreements are representative of those executed in connection with these properties:
	10.79.10	Lease dated March 1, 2005 between QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord"),
		and ESC IV, LP, a Washington Limited Partnership (doing business in the State of Texas as Texas - ESC IV, L.P.
		(“Tenant”).	(7)
	10.79.11	Guaranty of Lease executed as of March 1, 2005, by Emeritus Corporation, a Washington Corporation ("Guarantor")
		in favor of QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord")	(7)
	10.79.12	Lease dated February 25, 2005 to be effective as of March 1, 2005 (the "Effective Date") between BIP SUB I,
		Inc., a Delaware Corporation ("Landlord"), and Emeritus Corporation, a Washington Corporation ("Tenant").	(7)
10.83	Barrington Place, Lecanto, Florida; Bellaire Place, Greenville, South Carolina; Brookside Estates, Middleberg
	Heights, Ohio; Dowlen Oaks, Beaumont, Texas; Eastman Estates, Longview, Texas; Elm Grove, Hutchinson,
	Kansas; Emeritus Estates, Ogden, Utah; Gardens at White Chapel, Newark, Delaware; Harbor Pointe Shores,
	Ocean Shores, Washington; Hunters Glen, Missoula, Montana; Lakeridge Place, Wichita Falls, Texas;
	Meadowlands Terrace, Waco, Texas; Myrtlewood Estates, San Angelo, Texas; Pavilion at Crossing Pointe,
	Orlando, Florida; Seville Estates, Amarillo, Texas; Saddleridge Lodge, Midland, Texas; Springtree, Sunrise,
	Florida; The Terrace, Grand Terrace, California; Wilburn Gardens, Fredericksburg, Virginia; Woodmark
	at Summit Ridge, Reno, Nevada.
	10.83.6	Lease Agreement between HCRI Wilburn Gardens Properties, LLC and Emeritus Corporation dated March 31, 2005.	(7)
10.84	Real Property Purchase and Sale Agreement made and entered into as of May 20, 2005, by and between Pioneer
	Health Management Corporation ("Buyer"), and Emeritus Corporation ("Seller") Green Valley Land Sale		(12)
10.85	Agreement Regarding Series B Convertible Preferred Stock entered into as of June 30, 2005 between Emeritus
	Corporation, Saratoga Partners IV, LP, Saratoga Management Company LLC and
	Saratoga Coinvestment IV LLC. Exhibit 4.7		(12)
	10.85.1	Loan Agreement made and entered into effective as of June 30, 2005 between Emeritus Corporation and
		Healthcare Realty Trust Incorporated	(12)
	10.85.2	$10,800,000 Promissory Note between Emeritus Corporation ("Borrower") and Healthcare Realty Trust
		Incorporated ("Lender")	(12)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated August 12, 2005.	(12)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated August 12, 2005.	(12)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated August 12, 2005.	(12)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated August 12, 2005.	(12)
99.1		Press Releases
	91.1.1	Press Release dated February 25, 2005, announcing the results of a jury verdict and plans to appeal.	(1)
	91.1.2	Press Release dated March 3, 2005, announcing a $21.4 million refinance.	(2)
	99.1.3	Press Release dated March 31, 2005, reports on fourth quarter and year 2004 results.	(3)
	99.1.4	Press Release dated May 13, 2005, reports on first quarter results.	(4)
	99.1.5	Press Release dated June 29, 2005, Announcement of sale of Alterra interest	(8)
	99.1.6	Press Release dated July 5, 2005, Announcement of the conversion of Series B preferred stock	(9)
	99.1.7	Press Release dated July 6, 2005, Announcement Intention to Commence Offer To Exchange Convertible Debentures	(10)
	99.1.8	Press Release dated August 15, 2005, reports on second quarter results.	(11)

Footnotes:

(1)	Filed as an exhibit to a Form 8-K filed on February 25, 2005, and incorporated herein by reference.
(2)	Filed as an exhibit to a Form 8-K filed on March 9, 2005, and incorporated herein by reference.
(3)	Filed as an exhibit to a Form 8-K filed on April 1, 2005, and incorporated herein by reference.
(4)	Filed as an exhibit to a Form 8-K filed on May 13, 2005, and incorporated herein by reference.
(5)	Filed as an exhibit to a Form 10-Q filed on May 13, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to a Form 8-K filed on August 9, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to a Form 10-Q filed on May 12, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to a Form 8-K filed on July 1, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to a Form 8-K filed on August 15, 2005, and incorporated herein by reference.
(12)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2005	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary