Form 10-Q
period 2005-09-30
EMERITUS CORP\WA\
filed 2005-11-14
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2005

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
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of October 31, 2005, there were 16,360,629 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	September 30,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$25,531	$10,748
Short-term investments	1,860	1,336
Trade accounts receivable, net of allowance of $755 and $841	4,086	3,982
Other receivables	1,039	2,270
Prepaid expenses and other current assets	20,894	18,317
Property held for sale	-	7,891
Total current assets	53,410	44,544
Long-term investments	3,442	6,884
Property and equipment, net	613,333	627,047
Property held for development	807	807
Notes receivable from and investments in affiliates	4,489	3,518
Restricted deposits	9,622	7,642
Lease acquisition costs, net	26,431	26,625
Other assets, net	1,654	2,571
Total assets	$713,188	$719,638

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$2,647	$4,133
Current portion of capital lease and financing obligations	18,252	15,479
Convertible debentures	11,210	-
Trade accounts payable	4,696	9,057
Accrued employee compensation and benefits	14,467	13,259
Accrued interest	1,540	1,547
Accrued real estate taxes	6,747	4,596
Accrued dividends on preferred stock	-	10,539
Accrued insurance liability	29,290	25,903
Other accrued expenses	11,009	7,952
Deferred revenue	7,804	6,516
Unearned rental income	7,518	8,227
Deposit on sales contract	-	9,212
Total current liabilities	115,180	116,420
Long-term debt, less current portion	62,452	50,528
Capital lease and financing obligations, less current portion	614,775	614,046
Convertible debentures	20,790	32,000
Deferred gain on sale of communities	26,563	28,517
Deferred rent	5,221	4,571
Other long-term liabilities	2,427	1,875
Total liabilities	847,408	847,957
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding zero and 36,242 shares at
September 30, 2005, and December 31, 2004, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
16,356,312 and 10,811,531 shares at September 30, 2005, and December 31, 2004, respectively	2	1
Additional paid-in capital	76,727	75,779
Accumulated deficit	(210,949)	(204,099)
Total shareholders' deficit	(134,220)	(128,319)
Total liabilities and shareholders' deficit	$713,188	$719,638
See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Revenues:
Community revenue	$95,698	$77,787	$282,909	$215,277
Other service fees	1,700	1,572	5,191	4,545
Management fees	457	1,202	1,517	4,031
Total operating revenues	97,855	80,561	289,617	223,853

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	68,897	51,190	191,934	141,076
General and administrative	8,250	6,550	23,440	19,328
Depreciation and amortization	11,650	8,170	34,562	21,661
Facility lease expense	10,534	9,711	30,659	28,775
Asset impairment	234	-	4,262	-
Total operating expenses	99,565	75,621	284,857	210,840
Operating income (loss) from continuing operations	(1,710)	4,940	4,760	13,013

Other income (expense):
Interest income	447	155	883	442
Interest expense	(13,108)	(11,586)	(37,593)	(29,124)
Gain on sale of investment in Alterra Healthcare Corporation	-	-	21,323	-
Equity earnings in Senior Healthcare Partners, LLC	2,304	-	2,360	-
Other, net	620	969	1,905	1,332
Net other expense	(9,737)	(10,462)	(11,122)	(27,350)

Loss from continuing operations before income taxes	(11,447)	(5,522)	(6,362)	(14,337)
Provision for income taxes	(122)	(915)	(1,211)	(915)
Loss from continuing operations	(11,569)	(6,437)	(7,573)	(15,252)
Income from discontinued operations	-	851	1,322	1,026
Net loss	(11,569)	(5,586)	(6,251)	(14,226)
Preferred stock dividends	-	(938)	(599)	(2,788)
Net loss to common shareholders	$(11,569)	$(6,524)	$(6,850)	$(17,014)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.71)	$(0.69)	$(0.64)	$(1.71)
Discontinued operations	-	0.08	0.10	0.10
	$(0.71)	$(0.61)	$(0.54)	$(1.61)

Weighted average common shares outstanding - basic and diluted	16,271	10,769	12,690	10,564
See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)
	Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,251)	$(14,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,562	21,661
Amortization of deferred gain	(1,661)	(1,622)
Gain on sale of properties, net	(1,321)	(952)
Gain on sale of investment	(21,323)	-
Impairment of long-lived asset	4,262	-
Write down of loan fees and amortization	316	2,358
Preferred stock conversion costs	265	-
Equity investment losses (earnings)	(2,277)	794
Other	583	216
Changes in operating assets and liabilities, net of acquisitions:	5,602	3,809
Net cash provided by operating activities	12,757	12,038

Cash flows from investing activities:
Acquisition of property and equipment	(5,595)	(2,676)
Acquisition of assets in lease transactions	(406)	(1,106)
Sale of property and equipment	-	3,552
Construction expenditures - leased properties	(1,263)	(525)
Management and lease acquisition costs	(1,830)	(7,818)
Advances to affiliates and other managed communities	(106)	(669)
Sale of investment in Alterra, net	24,979	-
Investment in affiliates	1,293	(501)
Collection of notes receivable	-	2,657
Net cash provided by (used in) investing activities	17,072	(7,086)

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase
and incentive plans, net	583	1,303
Increase in restricted deposits	(1,982)	(1,389)
Debt issue and other financing costs	(795)	(1,280)
Proceeds from short-term borrowing on bank line of credit	-	3,000
Proceeds from long-term borrowings and financings	32,226	26,407
Repayment of long-term borrowings	(22,574)	(25,440)
Repayment of capital lease and financing obligations	(11,732)	(6,247)
Payment of preferred dividend	(10,772)	-
Net cash used in financing activities	(15,046)	(3,646)
Net increase in cash and cash equivalents	14,783	1,306
Cash and cash equivalents at the beginning of the period	10,748	6,368
Cash and cash equivalents at the end of the period	$25,531	$7,674

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$37,600	$29,916
Non-cash financing and investing activities:
Accrued and in-kind preferred stock dividends	$(599)	$2,788
Debt issued for acquisition of property and equipment	$1,417	$-
Capital lease and financing obligations	$15,234	$387,463
Reduction in assets held for sale and related deposit	$7,891	$-
Note retirement	$(631)	$-
Assumption of debt on sale-leaseback	$-	$(56,566)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Definitions

Throughout Notes to Condensed Consolidated Financial Statements certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"Alterra" refers to Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin.
9.	"Fortress" refers to Fortress Investment Group LLC, a New York based private equity fund.
10.	"LLC" refers to a limited liability company.
11.	"NW" refers to NW Select LLC, an entity controlled by Mr. Baty.
12.	"CPM" refers to Columbia Pacific Management, a group of entities controlled by Mr. Baty.
13.	"JEA" refers to JEA Senior Living, a non-affiliate.
14.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
15.	"Series B Stock" refers to Series B Convertible Preferred Stock.
16.	“SHP” refers to Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company.
17.	"N/A" in a table means not applicable.
18.	"N/M" in a table means not meaningful.

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

•
The Company's accounting policy regarding contingent liabilities is to recognize those obligations if they are probable and estimable in accordance with SFAS 5 Accounting for Contingencies based on management’s best estimate of the ultimate outcome. If a legal judgment is rendered against the Company, then Emeritus believes that it has a probable liability and it accrues the full amount

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

of the judgment as the most likely estimate of the probable loss unless it is able to obtain a legal opinion that the ultimate settlement will be different.

Recent Accounting Pronouncements and Proposed Statements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement requires the Company to recognize expense for compensation cost related to share-based payments, including stock options and employee stock purchase plans, in its consolidated statement of operations. SFAS No. 123R would eliminate the Company’s ability to account for share-based awards to employees using Accounting Principles Board ("APB") Opinion 25, “Accounting for Stock Issued to Employees”and would require that the transactions use a fair value method as of the grant date. SFAS No. 123R addresses the accounting for transactions in which the Company receives employee services in exchange for equity instruments or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. Under the new rule, the Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has determined that it will adopt the “modified prospective” method in implementing SFAS No. 123R. Using this method and the current assumptions used in the pro forma disclosure, the Company expects the amounts to be similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. The fair value of the liability should be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. In the event the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why it cannot be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to implement this Interpretation in the fourth quarter of 2005 and the Company is evaluating the effect on its consolidated financial statements, which is not expected to be material.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2004 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2004 Form 10-K filed March 31, 2005. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Stock-Based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in measuring compensation costs for its stock option plans. The Company discloses pro forma net loss and net loss per share as if compensation cost had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data )
Net loss to common shareholders
As reported	$(11,569)	$(6,524)	$(6,850)	$(17,014)
Add: Stock-based employee compensation expense
included in reported net loss	-	-	-	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(367)	(350)	(799)	(969)
Pro forma	$(11,936)	$(6,874)	$(7,649)	$(17,983)

Net loss per common share:
As reported - basic and diluted	$(0.71)	$(0.61)	$(0.54)	$(1.61)

Pro forma - basic and diluted	$(0.73)	$(0.64)	$(0.60)	$(1.70)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares in the three months and nine months ended September 30, 2005 and 2004, were estimated at the date of grant using the following weighted average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004

Expected life from grant date (in years)	4	4	4	4
Weighted average risk-free interest rate	3.96%	3.37%	3.74%-3.96%	3.37%-3.52%
Weighted average volatility	64.0%	88.4%	64.0%-74.6%	88.4%-90.7%
Dividend yield	-	-	-	-
Weighted average fair value (per share)	$7.54	$5.15	$7.38	$4.24

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Emeritrust Transactions

Beginning in 1999, the Company managed 25 communities under arrangements with a related investor group (“Emeritrust”) that involved (i) payment of management fees to the Company (ii) options for the Company to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  During the period from 2000 to 2004, the arrangements were modified several times, the options to purchase and funding obligation were terminated, and the number of communities covered declined from 25 to 21. Effective January 2, 2004, the management fee arrangement provided for a flat fee of 5% of gross revenues. The term currently expires March 31, 2006, subject to termination by either party on 90 days notice. On September 30, 2004, 16 communities were leased pursuant to leases discussed below and five communities, which are now owned by Mr. Baty, continue to be managed by the Company. The Company received management fees of approximately $129,000 and $633,000 for the three months ended September 30, 2005 and 2004, respectively, and $385,000 and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Emeritrust I Communities Lease. On September 30, 2004, the Company completed the first phase of a transaction to lease (“Baty/REIT Lease”) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT for an investment of approximately $170.8 million and are being leased to the Company. The Company completed the lease on the first 18 communities on September 30, 2004, which included 17 new communities and one existing lease. One additional community was leased on March 31, 2005, and another one on September 1, 2005. Of the communities included in this lease, 16 were part of the communities referred to above and in past filings with the SEC as the “Emeritrust I communities.” The initial 18 leased communities are accounted for as capital leases. The two additional communities are accounted for as operating leases with escalating rent payments, which are accounted for on a straight-line basis.

The lease of these 20 communities has a term of 15 years, with one 15-year renewal option. The annualized cash lease payment for the communities is approximately $15.3 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. All of the leases are triple-net leases. The 18 initial leases have cross-default provisions and are cross-collateralized with all of the Company's other leases and loans relating to other communities owned by the REIT. All of the leases contain certain financial and other covenants. The Company has the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing its obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty earned $200,000 as consideration. Mr. Baty earned $78,000 and $514,000 in the three months and nine months ended September 30, 2005, respectively.

Debt Consolidation

In March 2005, the Company completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt and extended the maturity to March 2008.

The REIT that financed the Emeritrust II transaction discussed in the Company’s 2004 Form 10-K already held $6.8 million of the Company's leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two debt obligations, together with the $11.5 million leasehold mortgage loan related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage loan, covering the 32 communities and maturing on June 30, 2007 (the “REIT Loan”). The REIT Loan bore interest at an initial rate of 12.13% per annum with periodic increases

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

up to 13%. The consolidated REIT Loan required monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. The Company elected to make a principal reduction of $6.0 million on August 2, 2004. The balance on the REIT Loan as of March 2, 2005, was approximately $19.5 million. On March 2, 2005, the REIT Loan was sold to Healthcare Realty Trust, Incorporated ("HRT") and modified. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008 (the “HRT Loan”). The HRT Loan may not be prepaid without the lender's consent.

In connection with the HRT Loan modification, HRT also loaned an additional $1.8 million to the Company on the same terms as the HRT Loan to pay off certain transaction cost advances related to communities acquired in April 2004. The transaction cost advances were scheduled to mature in March 2006 and had an interest rate of 12.0%, which would have increased to 12.5% in April 2005. In addition, in connection with the HRT Loan modification, the Company incurred approximately $126,000 in closing costs, which were included in the loan and resulted in a $21.4 million HRT Loan.

Alterra Transactions

In October 2003, the Company paid $7.7 million in cash to acquire an interest in an LLC that acquired Alterra. The members of the LLC consisted of an affiliate of Fortress, NW, and the Company, with original ownership interests of 50%, 25%, and 25%, respectively. Through January 31, 2004, the investment in Alterra was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company used the equity method of accounting for its LLC membership interest and recorded a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 are included in the condensed consolidated statement of operations for the first three quarters of 2004, under the caption “Other, net,” which represents the Company's portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, the Company began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

In June 2005, Fortress purchased 50% of both NW and the Company’s interest in Alterra for $50 million in cash, $25 million each to NW and Emeritus. The Company, NW, and Fortress entered into a Membership Interest Purchase Agreement whereby, concurrent with the sale and purchase of the membership interests, the parties entered into an Amended and Restated LLC Agreement (the “Amended LLC”). The resulting membership interests of Fortress, NW, and the Company is 75%, 12.5%, and 12.5%, respectively. The Company recorded a gain of $21.3 million in the condensed consolidated statement of operations for the nine months ended September 30, 2005, as a result of this transaction. The estimated income tax effect of this gain is approximately $835,000.

Under the Amended LLC, the Company agreed to provide an indirect guarantee of an obligation of Alterra. The primary guarantor is an affiliate of Fortress (the “Affiliate”). The Affiliate has agreed to guarantee the proposed purchase by Alterra of six properties that are currently operated by Alterra under a lease agreement with Omega Healthcare Investors. The Company agreed to pay its proportional membership interest (12.5%) of any amount that the Affiliate is required to pay under the guarantee, not to exceed $2,550,000. The gain on sale of the investment in Alterra was reduced by the fair value of the guarantee, which was determined to be $200,000.

CPM/JEA Transactions

In March 2005, the Company entered into agreements covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by the Company and is located in Richland, Washington. This community offers assisted living services and was part of the CPM group. The second community located in Lubbock,

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Texas, offers memory loss services and is a part of the JEA group of communities. It is new to the Company's portfolio. Both facilities are under separate leases with the independent REIT, each with an expiration date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of September 30, 2005, for these two leases is approximately $107,000 per month. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

Senior Med Transaction

In January 2000, Emeritus acquired a 30% equity interest in SHP for an investment of approximately $2.2 million ($1.8 million initial investment plus $356,000 in subsequent contributions). The Company currently carries the investment at approximately $1.8 million after recording its equity share of income (losses) in SHP since the acquisition. SHP provides pharmacy services to senior housing residents under the trade name “Senior Med.” The remaining 70% of SHP is owned by MD Network, LLC, which is not affiliated with the Company.

In September 2005, SHP entered into an agreement with Walgreen Company (“Walgreen”) to sell substantially all of the business assets of SHP for cash, assumption of certain liabilities and an ownership interest in Senior Med, LLC, an entity created specifically for this transaction (“Walgreen Transaction”). SHP continues to maintain a 33.3% interest in Senior Med, LLC. The operating agreement for this transaction contains an option to purchase by Walgreen, and a put and call provision for Walgreen and SHP, by which Walgreen could obtain the remaining SHP interest in Senior Med. Should this provision be exercised, the Company’s remaining interest in SHP would be acquired by Walgreen at a price based upon a multiple of revenues as defined in the operating agreement. The agreement also contains a non-compete agreement, which prevents Emeritus from providing pharmacy services to the assisted living industry in the U.S., in any manner, for a period of 18 months after Emeritus ceases to hold any ownership interest in SHP. The Walgreen Transaction resulted in an indirect ownership interest by Emeritus of approximately 9.5% in Senior Med, LLC. Emeritus recognized equity earnings of $2.3 million and $2.4 million in its condensed consolidated statements of operations for the three and nine months ended September 30, 2005, respectively, and received an initial cash distribution of $1.5 million related to the Walgreen Transaction.

Sale of Community

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, the Company deferred recognition of the sale and associated gain until that point. The Company recorded a gain of $1.3 million related to this sale in "Income from discontinued operations" in its condensed consolidated statements of operations for the nine months ended September 30, 2005.

Series B Stock

On June 30, 2005, the Company entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by the Company of accrued and unpaid cash dividends on the Series B Stock, in the amount of approximately $10.8 million. Also on June 30, 2005, the Company borrowed $10.8 million from a REIT to finance the payment of dividends to Saratoga. Upon such payment, which occurred on June 30, 2005, Saratoga converted all of the outstanding Series B Stock to common stock in accordance with the agreement.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

The Series B Stock was entitled to receive quarterly dividends in a combination of cash and additional shares of Series B Stock. The initial rate for the dividend was 6% of the stated value of $1,000 per share, of which 2% was payable in cash and 4% was payable in additional Series B Stock. Starting in January 2004, the dividend rate moved to 7%, of which 3% was payable in cash and 4% in Series B Stock. The Series B Stock provided for an “arrearage rate” if the cash portion of the dividend was not paid, increasing the cash portion of the dividend to 7%. The arrearage rate became effective in October 2000, thus accruing dividends at an 11% rate, 7% in cash and 4% in additional shares of Series B Stock. The Company had issued the additional Series B Stock dividends on a quarterly basis on the first day of the month after the end of each quarter. However, the cash portion of the dividend had not been paid since 2000, which resulted in an accumulated liability of approximately $10.8 million as of March 31, 2005. For accounting purposes, the Company had accrued a liability of $11.1 million, which included approximately $358,000 representing a straight-line dividend accrual that was reversed upon closing of this stock transaction. No interest was required to be accrued on the unpaid cash dividends. On June 30, 2005, the Series B Stock was converted into 5,365,747 shares of common stock. In addition, in connection with the conversion, the Company paid $265,000 in legal and professional fees.

The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Stock. Monthly note payments of interest-only are due in arrears on the first day of each month. The note is due in full on June 30, 2008, with no prepayments allowed prior to January 1, 2007, and only upon at least 9 months prior written notice. The $10.8 million note contains provisions that modify one multi-community and four individual community leases with the REIT covering 12 properties. The loan requires collateral in the form of a letter of credit issued by a bank or a cash deposit of $1.0 million with the REIT. The Company deposited $1.0 million in cash with the REIT at closing, which is recorded as a restricted deposit in the accompanying condensed consolidated balance sheet.

Convertible Debentures

The Company has $32.0 million of 6.25% convertible subordinated debentures (the “Debentures”) that are due January 1, 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of the Company’s common stock. Interest on the Debentures is payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured, subordinated to all other indebtedness of the Company, and are subject to redemption by the Company at any time, as a whole or in part, at a redemption price of 100% of the principal amount.

Of the $32.0 million of Debentures, $21.5 million are owned by directors and officers or their affiliates. Saratoga, two of whose representatives are directors, owns $5.0 million of the Debentures. Affiliates of Mr. Baty and Stanley L. Baty, a director, own $15.8 million of the Debentures and another executive officer owns $660,000.

On July 6, 2005, the Company announced that it intended to commence an offer to exchange (the "Exchange Offer") its 6.25% Convertible Subordinated Debentures due 2006 (the "Outstanding Debentures") for new convertible subordinated debentures (the "New Debentures"). On October 18, 2005, the Company announced that it had commenced the Exchange Offer. The New Debentures will have the same terms as the Outstanding Debentures, except that (i) the principal amount and any accrued and unpaid interest of New Debentures will mature and be paid on July 1, 2008, and all other dates that are determined by or relate to the maturity date of the Outstanding Debentures will be adjusted accordingly; and (ii) the Company will have no right of redemption prior to maturity, as provided in the Outstanding Debentures. The interest rate will remain at 6.25%.

On October 14, 2005, the Company entered into an Amended and Restated Agreement Regarding 6.25% Convertible Subordinated Debentures Due 2006 (an "Agreement") with Saratoga and certain entities in which Mr. Baty has a financial interest (collectively, the "Baty Entities"), whereby each of the Baty Entities and Saratoga have agreed that, if any such entity does not exchange all of its Outstanding Debentures for New Debentures in the Exchange Offer, it will lend to the Company on December 30, 2005, an amount

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

equal to the principal amount of Outstanding Debentures that it has retained. The indebtedness will be nonconvertible, will mature July 1, 2008, will bear interest at 6.25% per annum payable semiannually on January 1 and July 1, will be on a parity as to payment with the New Debentures and will be subject to the same events of default as set forth in the indenture governing the New Debentures. The Agreement amends and restates in its entirety a similar agreement among the Company, Saratoga, and the Baty Entities entered into on June 30, 2005. As a part of the amendment, the agreement of the Baty Entities and Saratoga to purchase New Debentures to the extent that other holders of Outstanding Debentures do not exchange their Debentures has been terminated.

Mr. Baty beneficially owns approximately 28.5% of the Company's common stock. Saratoga beneficially owns approximately 33.0% of the Company's common stock and is represented on the Company's board by two directors. Together the Baty Entities and Saratoga beneficially own approximately 65% of the Outstanding Debentures.

Recent Event-Hurricane Damage

Certain communities in Texas, Louisiana, and Mississippi were affected by Hurricanes Katrina and Rita. The Company’s Biloxi community suffered significant damage from Katrina and will be out of operation for approximately one year. Four other communities operated by the Company and one managed community in Mississippi suffered limited damage from Katrina. Residents of the Biloxi community and one other community were evacuated without incident; residents have returned except to the Biloxi community. Four communities in Texas and two communities in Louisiana were evacuated without incident in advance of Rita. There was no damage to three Texas communities and only limited damage to the others.

Although the Company is still evaluating the full extent of damage and other financial impacts caused by the hurricanes, the Company has incurred losses in the third quarter of approximately $1.0 million related to physical property damages, costs of evacuation, and other expenses incurred in connection with the hurricanes, net of insurance recoveries. Physical damage to buildings is covered by insurance, subject to deductibles, and the Company also has business interruption insurance subject to various limits. The Company believes it will exceed its insurance limit on business interruption insurance specifically related to its Biloxi community and may exceed other insurance limits as well.

Loss Per Share

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
	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Convertible Debentures	1,455	1,455	1,455	1,455
Options	1,477	1,617	1,477	1,617
Warrants - Senior Housing Partners I, L.P.	500	500	500	500
Warrants - Saratoga Partners	1,000	1,000	1,000	1,000
Series B Stock (1)	-	5,208	-	5,208
	4,431	9,780	4,431	9,780

(1) Converted to common June 30, 2005.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Comprehensive Loss

Comprehensive loss is the same as net loss to common shareholders for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively.

Asset Impairment

In June 2005, the Company determined that the carrying amount of a financing lease facility in Las Vegas, Nevada, was not recoverable from expected undiscounted cash flows generated from the use and ultimate disposal of the asset and thus recorded an impairment loss of approximately $4.0 million and accordingly, the carrying value was reduced to estimated fair value based on appraised value and a letter of intent from a pending sale. Since June 2005, the estimated net sales proceeds were further reduced and thus, an additional impairment was recorded in the third quarter. The total asset impairment for the nine months ended September 30, 2005, amounted to $4.3 million.

Liquidity

The Company has incurred significant operating losses since its inception and has a working capital deficit of $61.8 million. Due to the nature of the Company’s business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid. This results in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $15.3 million of deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for scheduled debt maturities. The Company has generated cash flow from operations for the nine-months ended September 30, 2005, of $12.8 million. Additionally, while our occupancy and revenue per unit grew in the current period, they grew more slowly than our targeted growth. While there is some indication that this is characteristic of the assisted living industry, we are responding through increased marketing initiatives, programs that address resident mix and increasing maintenance and other community-level expenses to attract additional long-term residents. We believe that these initiatives will have a positive impact on operating performance over time. In addition, due to the adverse judgment against the Company as described under Part II Item 1 “Legal Proceedings,” an additional reserve was recorded in the fourth quarter of 2004 for $18.7 million in accordance with the Company's self-insured pool agreement. The Company is obligated to pay interest on the judgment at 5% and recorded an accrual of $563,000 in 2005 for interest owed on the judgment. The Company believes there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. The Company has appealed the verdict and on March 16, 2005, posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years from the date of the verdict. The Company will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. At times in the past, the Company has been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, Emeritus cannot guarantee that they will be available on a timely basis, on terms attractive to the Company, or at all.

Throughout 2004 and continuing through the second quarter of 2005, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates beyond September 30, 2006, or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 6 owned assisted living properties and 158 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At September 30, 2005, the Company was in violation of one or more covenants in certain of its leases, but has been able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Management believes that the Company will be able to sustain positive operating cash flow on an annual basis, or will have adequate cash reserves to cover any potential operating shortfalls, and will have the ability to obtain adequate financing for all necessary investing and financing activities including required debt service and capital expenditures through at least September 30, 2006.

Discontinued Operations

On August 9, 2004, the Company sold an owned facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, the Company leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, the Company committed to sell another owned facility (“Hearthside of Issaquah”), which under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” qualified as an asset held for sale. A current asset of $7.9 million was recorded on the Company's financial statements and the Company discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004, but was not recognized as a sale until the first quarter of 2005 due to continuing involvement in the community through that period. Both transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations is reported as a separate line item in the condensed consolidated statements of operations.

The following table shows the revenues and net income for the discontinued operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenue:
Hearthside of Issaquah	$-	$913	$-	$2,639
Scottsdale Royale	-	70	-	305
Total	$-	$983	$-	$2,944

Net income:
Hearthside of Issaquah	$-	$131	$1,319	$344
Scottsdale Royale	-	720	3	682
Total	$-	$851	$1,322	$1,026

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Definitions

Throughout this filing certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"Alterra" refers to Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin.
9.	"Fortress" refers to Fortress Investment Group LLC, a New York based private equity fund.
10.	"LLC" refers to a limited liability company.
11.	"NW" refers to NW Select LLC, an entity controlled by Mr. Baty.
12.	"CPM" refers to Columbia Pacific Management, a group of entities controlled by Mr. Baty.
13.	"JEA" refers to JEA Senior Living, a non-affiliate.
14.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
15.	"Series B Stock" refers to Series B Convertible Preferred Stock.
16.	“SHP” refers to Senior Health Partners, LLC, a pharmaceutical supply limited liability company.
17.	"N/A" in a table means not applicable.
18.	"N/M" in a table means not meaningful.

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

Going forward, we will attempt to identify additional acquisition or lease opportunities. In 2000 and 2001, we operated approximately 130 communities, but in 2002 and 2003, we increased that to 180 and 175 communities, respectively. From the end of 2000 to the end of 2003, the communities we managed decreased from 69 to 47 and the owned and leased communities increased from 61 to 128, reflecting our increasing confidence in the assisted living industry, stabilization of managed properties, and the availability of capital. In 2004, managed communities further declined to 17 and owned and leased communities increased to 164. In the first three quarters of 2005, managed communities declined to 14 and owned and leased communities increased to 168. Throughout 2004 and continuing in 2005, we continue to review acquisition or lease opportunities.

In March 2005, we completed the lease of three additional communities, two of which we had previously managed. In September 2005, we completed the lease of one new community.

The following table sets forth a summary of our property interests:

	As of September 30,		As of December 31,		As of September 30,
	2005		2004		2004
	Buildings	Units	Buildings	Units	Buildings	Units
Owned	6	454	6	454	7	552
Leased (1)	162	12,921	158	12,589	155	12,344
Consolidated Portfolio	168	13,375	164	13,043	162	12,896
Managed/Admin Services (2)	13	1,443	16	1,668	18	1,850
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	182	14,958	181	14,851	181	14,886

Percentage increase (3)	0.6%	0.7%	3.4%	0.0%	3.4%	0.3%

--------
(1) Of the leased communities at September 30, 2005, 77 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 15 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(2) One managed building was shut down and sold March 12, 2004; we discontinued management of one facility on September 30, 2004, and one on July 1, 2005.
(3) The percentage increase indicates the change from the prior year, or, in the case of September 30, 2005 and 2004, from the end of the prior year.

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

In evaluating the rate component, we generally rely on the average monthly revenue per unit, computed by dividing the total revenue for a particular period by the average number of occupied units for the same period. In evaluating the occupancy component, we generally rely on an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period. We evaluate these and other operating components for our consolidated portfolio, which

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

includes the communities we own and lease, and our operating portfolio, which also includes the communities we manage.

In our consolidated portfolio, our average monthly revenue per unit for the nine months ended September 30, 2005, increased to $2,931 from $2,856 for the same period in 2004. This change represents an increase of $75 or 2.6%. In our consolidated portfolio, our average monthly revenue per unit for the three months ended September 30, 2005, increased to $2,963 from $2,883 for the three months ended September 30, 2004. This change represents an increase of $80 or 2.8%. For the second quarter of 2005, our average monthly revenue per unit was $2,928. This level of increase is partially due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets. In addition, increased competition in certain locations has prevented us from raising rates to the extent we otherwise would have desired.

In our consolidated portfolio, our average occupancy rate increased to 84.6% for the nine months ended September 30, 2005, from 81.0% for the nine months ended September 30, 2004. In our consolidated portfolio, our average occupancy rate increased to 84.5% for the three months ended September 30, 2005, from 83.4% for the three months ended September 30, 2004 For the second quarter of 2005, our average occupancy rate was 84.4%. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units as well as our own actions and policies. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of September 30, 2005, we had an accumulated deficit of approximately $210.9 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, and occupancy rates remaining lower for longer periods than we anticipated.

Significant Transactions

In 2004 and continuing in 2005, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Beginning in 1999, we managed 25 communities under arrangements with a related investor group (“Emeritrust”) that involved (i) payment of management fees to us (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  During the period from 2000 to 2004, the arrangements were modified several times, the options to purchase and funding obligation were terminated, and the number of communities covered declined from 25 to 21. Effective January 2, 2004, the management fee arrangement provided for a flat fee of 5% of gross revenues. The term currently expires March 31, 2006, subject to termination by either party on 90 days notice. On September 30, 2004, 16 communities were leased pursuant to leases discussed below and five communities, which are now owned by Mr. Baty, continue to be managed by us. We received management fees of approximately $129,000 and $633,000 for the three months ended September 30, 2005 and 2004, respectively, and $385,000 and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Emeritrust I Communities Lease. On September 30, 2004, we completed the first phase of a transaction to lease (“Baty/REIT Lease”) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

independent REIT for an investment of approximately $170.8 million and are being leased to us. We completed the lease on the first 18 communities on September 30, 2004, consisting of 17 new communities and one existing lease. One additional community was leased on March 31, 2005, and another one on September 1, 2005. Of the communities included in this lease, 16 were part of the communities referred to above and in past filings with the SEC as the “Emeritrust I communities.” The initial 18 leased communities are accounted for as capital leases. The two additional communities are accounted for as operating leases with escalating rent payments, which are accounted for on a straight-line basis

The lease of these 20 communities has a term of 15 years, with one 15-year renewal option. The annualized cash lease payment for the communities is approximately $15.3 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. All of the leases are triple-net leases. The 18 initial leases have cross-default provisions and are cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT. All of the leases contain certain financial and other covenants. We have the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing our obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty earned $200,000 as consideration. Mr. Baty earned $78,000 and $514,000 in the three months and nine months ended September 30, 2005, respectively.

Debt Consolidation

In March 2005, we completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt, extended the maturity to March 2008, and improved annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

The REIT that financed the Emeritrust II transaction discussed in our 2004 Form 10-K already held $6.8 million of our leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two debt obligations, together with the $11.5 million leasehold mortgage loan related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage loan covering the 32 communities and maturing on June 30, 2007 (the ”REIT Loan”). The REIT Loan bore interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated REIT Loan required monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. We elected to make a principal reduction of $6.0 million on August 2, 2004. The balance on the REIT Loan as of March 2, 2005, was approximately $19.5 million. On March 2, 2005, the REIT Loan was sold to Healthcare Realty Trust, Incorporated ("HRT") and modified. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008 (the “HRT Loan”). The HRT Loan may not be prepaid without the lender's consent.

In connection with the HRT Loan modification, HRT also loaned an additional $1.8 million to us on the same terms as the HRT Loan to pay off certain transaction cost advances related to communities acquired in April 2004. The transaction cost advances were scheduled to mature in March 2006 and had an interest rate of 12.0%, which would have increased to 12.5% in April 2005. In addition, in connection with the HRT Loan modification, we incurred approximately $126,000 in closing costs, which were included in the loan and resulted in a $21.4 million HRT Loan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Alterra Transactions

In October 2003, we paid $7.7 million in cash to acquire an interest in an LLC that acquired Alterra. The members of the LLC consisted of an affiliate of Fortress, NW and us, with original ownership interests of 50%, 25%, and 25%, respectively. Through January 31, 2004, the investment in Alterra was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we used the equity method of accounting for our LLC membership interest and recorded a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000 are included in the condensed consolidated statement of operations for the first three quarters of 2004, under the caption “Other, net,” which represents our portion of Alterra's net loss for December 2003 and January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and is no longer a pass-through entity. As a result of this election, on February 1, 2004, we began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

In June 2005, Fortress purchased 50% of both NW and our interest in Alterra for $50 million in cash, $25 million each to NW and us. NW, Fortress, and we entered into a Membership Interest Purchase Agreement whereby, concurrent with the sale and purchase of the membership interests, the parties entered into an Amended and Restated LLC Agreement (the “Amended LLC”). The resulting membership interests of Fortress, NW, and us are 75%, 12.5%, and 12.5%, respectively. We recorded a gain of $21.3 million in the condensed consolidated statement of operations for the nine months ended September 30, 2005, as a result of this transaction. The estimated income tax effect of this gain is approximately $835,000.

Under the Amended LLC, we agreed to provide an indirect guarantee of an obligation of Alterra. The primary guarantor is an affiliate of Fortress (the “Affiliate”). The Affiliate has agreed to guarantee the proposed purchase by Alterra of six properties that are currently operated by Alterra under a lease agreement with Omega Healthcare Investors. We agreed to pay our proportional membership interest (12.5%) of any amount that the Affiliate is required to pay under the guarantee, not to exceed $2,550,000. The gain on sale of the investment in Alterra was reduced by the fair value of the guarantee, which was determined to be $200,000.

CPM/JEA Transactions

In March 2005, we entered into agreements covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by us and is located in Richland, Washington. This community offers assisted living services and was part of the CPM group. The second community located in Lubbock, Texas, offers memory loss services and is a part of the JEA group of communities. It is new to our portfolio. Both facilities are under separate leases with the independent REIT, each with an expiration date of March 31, 2019, with three 5-year renewal options. The lease rate is 9% with fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of September 30, 2005, for these two leases is approximately $107,000 per month. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Senior Med Transaction

In January 2000, we acquired a 30% equity interest in SHP for an investment of approximately $2.2 million ($1.8 million initial investment plus $356,000 in subsequent contributions). We currently carry the investment at approximately $1.8 million after recording our equity share of income (losses) in SHP since the acquisition. SHP provides pharmacy services to senior housing residents under the trade name “Senior Med.” The remaining 70% of SHP is owned by MD Network, LLC, which is not affiliated with us.

In September 2005, SHP entered into an agreement with Walgreen Company (“Walgreen”) to sell substantially all of the business assets of SHP for cash, assumption of certain liabilities and an ownership interest in Senior Med, LLC, an entity created specifically for this transaction (“Walgreen Transaction”). SHP continues to maintain a 33.3% interest in Senior Med, LLC. The operating agreement for this transaction contains an option to purchase by Walgreen, and a put and call provision for Walgreen and SHP, by which Walgreen could obtain the remaining SHP interest in Senior Med, LLC. Should this provision be exercised, our remaining interest in SHP would be acquired by Walgreen at a price based upon a multiple of revenues as defined in the operating agreement. The agreement also contains a non-compete agreement, which prevents us from providing pharmacy services to the assisted living industry in the U.S., in any manner, for a period of 18 months after we cease to hold any ownership interest in SHP. The Walgreen Transaction resulted in an indirect ownership interest by us of approximately 9.5% in Senior Med, LLC. We recognized equity earnings of $2.3 million and $2.4 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2005, respectively, and received an initial cash distribution of $1.5 million related to the Walgreen Transaction.

Sale of Community

On November 1, 2004, we sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since we had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, we deferred recognition of the sale and associated gain until that point. We recorded a gain of $1.3 million related to this sale in "Income from discontinued operations" in our condensed consolidated statements of operations for the nine months ended September 30, 2005.

Series B Stock

On June 30, 2005, we entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by us of accrued and unpaid cash dividends on the Series B Stock, in the amount of approximately $10.8 million. Also on June 30, 2005, we borrowed $10.8 million from a REIT to finance the payment of dividends to Saratoga. Upon such payment, which occurred on June 30, 2005, Saratoga converted all of the outstanding Series B Stock to common stock in accordance with the agreement.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999.

The Series B Stock was entitled to receive quarterly dividends in a combination of cash and additional shares of Series B Stock. The initial rate for the dividend was 6% of the stated value of $1,000 per share, of which 2% was payable in cash and 4% was payable in additional Series B Stock. Starting in January 2004, the dividend rate moved to 7%, of which 3% was payable in cash and 4% in Series B Stock. The Series B Stock provided for an “arrearage rate” if the cash portion of the dividend was not paid, increasing the cash portion of the dividend to 7%. The arrearage rate became effective in October 2000, thus accruing dividends at an 11% rate, 7% in cash and 4% in additional shares of Series B Stock. We had issued the additional Series B

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Stock dividends on a quarterly basis on the first day of the month after the end of each quarter. However, the cash portion of the dividend had not been paid since 2000, which resulted in an accumulated liability of approximately $10.8 million as of March 31, 2005. For accounting purposes, we had accrued a liability of $11.1 million, which included approximately $358,000 representing a straight-line dividend accrual that was reversed upon closing of this stock transaction. No interest was required to be accrued on the unpaid cash dividends. On June 30, 2005, the Series B Stock was converted into 5,365,747 shares of common stock. In addition, in connection with the conversion, we paid $265,000 in legal and professional fees.

We borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Stock. Monthly note payments of interest-only are due in arrears on the first day of each month. The note is due in full on June 30, 2008, with no prepayments allowed prior to January 1, 2007, and only upon at least 9 months prior written notice. The $10.8 million note contains provisions that modify one multi-community and four individual community leases with the REIT covering 12 properties. The loan requires collateral in the form of a letter of credit issued by a bank or a cash deposit of $1.0 million with the REIT. We deposited $1.0 million in cash with the REIT at closing, which was recorded as a restricted deposit in the accompanying condensed consolidated balance sheet.

Convertible Debentures

We have $32.0 million of 6.25% convertible subordinated debentures (the “Debentures”) that are due January 1, 2006. The Debentures are convertible into common stock at the rate of $22 per share, which equates to an aggregate of approximately 1,454,545 shares of our common stock. Interest on the Debentures is payable semiannually on January 1 and July 1 of each year. The Debentures are unsecured, subordinated to all our other indebtedness, and are subject to redemption by us at any time, as a whole or in part, at a redemption price of 100% of the principal amount.

Of the $32.0 million of Debentures, $21.5 million are owned by directors and officers or their affiliates. Saratoga, two of whose representatives are directors, owns $5.0 million of the Debentures. Affiliates of Mr. Baty and Stanley L. Baty, a director, own $15.8 million of the Debentures and another executive officer owns $660,000.

On July 6, 2005, we announced our intention to commence an offer to exchange (the "Exchange Offer") our 6.25% Convertible Subordinated Debentures due 2006 (the "Outstanding Debentures") for new convertible subordinated debentures (the "New Debentures"). On October 18, 2005, we announced that we had commenced the Exchange Offer. The New Debentures will have the same terms as the Outstanding Debentures, except that (i) the principal amount and any accrued but unpaid interest of New Debentures will mature and be paid on July 1, 2008, and all other dates that are determined by or relate to the maturity date of the Outstanding Debentures will be adjusted accordingly; and (ii) we will have no right of redemption prior to maturity, as provided in the Outstanding Debentures. The interest rate will remain at 6.25%.

On October 14, 2005, we entered into an Amended and Restated Agreement Regarding 6.25% Convertible Subordinated Debentures Due 2006 (an "Agreement") with Saratoga and certain entities in which Mr. Baty has a financial interest (collectively, the "Baty Entities"), whereby each of the Baty Entities and Saratoga have agreed that, if any such entity does not exchange all of its Outstanding Debentures for New Debentures in the Exchange Offer, it will lend to us on December 30, 2005, an amount equal to the principal amount of Outstanding Debentures that it has retained. The indebtedness will be nonconvertible, will mature July 1, 2008, will bear interest at 6.25% per annum payable semiannually on January 1 and July 1, will be on a parity as to payment with the New Debentures and will be subject to the same events of default as set forth in the indenture governing the New Debentures. The Agreement amends and restates in its entirety a similar agreement among us, Saratoga, and the Baty Entities entered into on June 30, 2005. As a part of the amendment, the agreement of the Baty Entities and Saratoga to purchase New Debentures to the extent that other holders of the Outstanding Debentures do not exchange their Debentures has been terminated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Mr. Baty beneficially owns approximately 28.5% of our common stock. Saratoga beneficially owns approximately 33.0% of our common stock and is represented on our board by two directors. Together the Baty Entities and Saratoga beneficially own approximately 65% of Outstanding Debentures.

The following table shows the changes in buildings from December 31, 2003, through September 30, 2005, including those transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2003		19	109		128	47	175
Madison Glen - disposition	Mar-04	-	-		-	(1)	(1)
March 31, 2004		19	109		128	46	174
CPM/JEA transactions	Apr-04	-	16	[1]	16	(8)	8
Autumn Ridge	Jun-04	-	1	[1]	1	(1)	-
The Terrace	Jun-04	-	1	[1]	1	(1)	-
June 30, 2004		19	127		146	36	182
HCP Transaction - sale-leaseback	Jul-04	(11)	11	[2]	-	-	-
Scottsdale Royale - sold	Aug-04	(1)	-		(1)	-	(1)
Baty/REIT Lease	Sep-04	-	17	[1]	17	(17)	-
September 30, 2004		7	155		162	19	181
Manor at Essington	Oct-04	-	1	[1]	1	-	1
Arbor Gardens at Corona	Oct-04	-	1	[1]	1	-	1
Willows at York - disposition	Oct-04	-	-		-	(1)	(1)
Loyalton of Cape May	Oct-04	-	1	[1]	1	(1)	-
Hearthside of Issaquah - disposition	Nov-04	(1)	-		(1)	-	(1)
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182
-			-		-	-	-
June 30, 2005		6	161		167	15	182
Regent Court of Kent - disposition	Jul-05	-	-		-	(1)	(1)
Hunter's Glen - Missoula	Sep-05	-	1		1	-	1
September 30, 2005		6	162		168	14	182

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

					Period to Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Nine Months
	Three Months ended		Nine Months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2005	2004	2005	2004	2005-2004	2005-2004

Revenues:	100.0%	100.0%	100.0%	100.0%	21.5%	29.4%
Expenses:
Community operations*	70.4	63.6	66.3	63.0	(34.6)	(36.1)
General and administrative	8.4	8.1	8.1	8.6	(26.0)	(21.3)
Depreciation and amortization	11.9	10.1	11.9	9.7	(42.6)	(59.6)
Facility lease expense	10.8	12.1	10.6	12.9	(8.5)	(6.5)
Asset impairment	0.2	-	1.5	-	N/A	N/A
Total operating expenses	101.7	93.9	98.4	94.2	(31.7)	(35.1)
Operating income (loss) from continuing operations	(1.7)	6.1	1.6	5.8	(134.6)	(63.4)
Other income (expense)
Interest income	0.5	0.2	0.3	0.2	188.4	99.8
Interest expense	(13.4)	(14.4)	(13.0)	(13.0)	(13.1)	(29.1)
Gain on sale of investment in Alterra Healthcare Corporation	-	-	7.4	-	N/A	N/A
Equity earnings in Senior Healthcare Partners, LLC	2.3	-	0.8	-	N/A	N/A
Other, net	0.6	1.2	0.7	0.6	36.0	(43.0)
Net other expense	(10.0)	(13.0)	(3.9)	(12.2)	6.9	59.3
Loss from continuing operations
before income taxes	(11.7)	(6.9)	(2.3)	(6.4)	(107.3)	55.6
Provision for income taxes	(0.1)	(1.1)	(0.4)	(0.4)	86.7	(32.3)
Loss from continuing operations	(11.8)	(8.0)	(2.7)	(6.8)	(79.7)	50.3
Income from discontinued operations	-	1.1	0.5	0.4	(100.0)	28.8
Net loss	(11.8%)	(6.9%)	(2.2%)	(6.4%)	(107.1%)	56.1%

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended September 30, 2005 and 2004

Total Operating Revenues: Total operating revenues for the three months ended September 30, 2005, increased by $17.3 million to $97.9 million from $80.6 million for the comparable period in 2004, or 21.5%.

Community revenue and other service fees increased by approximately $18.0 million in the three months ended September 30, 2005, compared to the three months ended September 30, 2004, or 22.7%. This increase was primarily due to additional revenue related to the acquisition or lease of 24 communities from July 1, 2004, to September 30, 2005. Of the 24 communities, we had formerly managed 20. These communities represent a revenue increase of approximately $15.1 million in the third quarter of 2005. Revenue also increased $3.1 million, or 3.9%, primarily due to an increase in occupancy and average revenue per unit of previously operated communities, offset by hurricane-related revenue losses of approximately $250,000 primarily from the temporary closure of our Biloxi community.

The average occupancy rate for all communities for the three months ended September 30, 2005, increased 1.1 percentage points to 84.5% from 83.4%. The occupancy rate grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels than existing communities. Average community monthly revenue per unit for all communities was $2,963 for the third quarter of 2005 compared to $2,883 for the comparable quarter of 2004, an increase of approximately $80 per occupied unit, or 2.8%.

Our occupancy and revenue per unit grew more slowly in the current quarter than our targeted growth. While there is some indication that this is characteristic of the assisted living industry, we are responding through increased marketing initiatives, programs that address resident mix and increasing maintenance and other community-level expenses to attract additional long-term residents. We believe that these initiatives will have a positive impact on operating performance over time.

Management fee income decreased by approximately $745,000 to $457,000 for the three months ended September 30, 2005, from $1.2 million for the three months ended September 30, 2004. This decrease was primarily due to 20 communities now leased in the third quarter of 2005 that were managed in the same quarter of the prior year.

Community Operations: Community operating expenses for the three months ended September 30, 2005, increased by $17.7 million to $68.9 million from $51.2 million in the third quarter of 2004, or 34.6%. The change was primarily due to the acquisition or lease of 24 communities referred to above, which accounted for approximately $9.3 million of the increased expense. Approximately $8.4 million of the increase, or 16.4%, was attributable to a number of factors affecting the other 144 communities we operate. The most significant factor was a $5.0 million adjustment to our professional and general liability insurance accrual as further explained below. In addition, approximately $650,000 of the increase is attributable to hurricane related costs, as discussed below. The remaining increase of approximately $2.7 million, or 5.3%, relate to general operating expenses of the communities, including staffing, raw food costs, utilities, real estate taxes, and similar expenses, of which approximately $290,000 related to increased facility maintenance costs, partially offset by an expense reduction of approximately $700,000, reflecting the positive trends of our Texas workers’ compensation program. Community operating expenses as a percentage of total operating revenue increased to 70.4% in the third quarter of 2005 from 63.6% in the third quarter of 2004.

We recorded an additional $5.0 million professional and general liability insurance accrual to reflect the settlement experience of claims closed in the third quarter ended September 30, 2005, primarily from claims originating in 2003 and 2004, and to reflect an updated estimate of ultimate losses for all years from 2002 to September 30, 2005, based upon an actuarial valuation report.

Hurricanes Katrina and Rita caused physical damage to several of our communities located in Mississippi, Texas, and Louisiana. Most of the losses were within our insurance deductibles and we will incur the cost to repair the damage. Our Biloxi, Mississippi, community sustained significant damage and will be out of operation for approximately one year. In addition, we incurred costs associated with evacuations and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

relocation of residents, as well as other uninsured costs. As a result of the hurricanes, we realized losses of approximately $1.0 million in the third quarter of 2005, an increase of $900,000 from similar losses of approximately $100,000 in the third quarter of 2004. The third quarter 2005 losses of $1.0 million impacted our revenues by approximately $250,000, primarily from the closure of our Biloxi community, and increased our community operating expenses by approximately $650,000, net of business interruption insurance recoveries and the $100,000 in losses recorded in the same period last year.

General and Administrative: General and administrative (G&A) expenses for the three months ended September 30, 2005, increased $1.7 million to $8.3 million from $6.6 million for the comparable period in 2004, or 26.0%. As a percentage of total operating revenues, G&A expenses increased to 8.4% for the three months ended September 30, 2005, compared to 8.1% for the three months ended September 30, 2004. Approximately $840,000 of the increase related to increased accounting and consulting fees, including direct project costs to comply with internal control requirements under the Sarbanes-Oxley Act of 2002, and increases in our 2005 audit fees. The balance of the increase of approximately $860,000 was primarily related to staffing costs for regional and corporate overhead positions.

Depreciation and Amortization: Depreciation and amortization for the three months ended September 30, 2005, was $11.7 million compared to $8.2 million for the comparable period in 2004. The increase is primarily the result of depreciation resulting from capital lease treatment associated with 22 additional communities operated since July 1, 2004 (primarily the Baty/REIT transactions announced September 30, 2004). In 2005, depreciation and amortization represented 11.9% of total operating revenues, compared to 10.1% for the same period in 2004.

Facility Lease Expense: Facility lease expense for the three months ended September 30, 2005, was $10.5 million compared to $9.7 million for the comparable period of 2004, representing an increase of $823,000, or 8.5%. The change was primarily due to the operating lease of two new communities discussed under Emeritrust I communities lease, which accounted for approximately $650,000 of the increase, offset in the amount of $104,000 by one lease that was changed from an operating lease to a capital lease in September 2004. The remaining increase of $277,000 was primarily attributable to performance-based lease inflators of existing operating leases. We leased 77 and 76 communities under operating leases as of September 30, 2005 and 2004, respectively. Facility lease expense as a percentage of revenues was 10.8% for the three months ended September 30, 2005, and 12.1% for the three months ended September 30, 2004. The decrease is primarily a result of increased revenues.

Asset Impairment: In June 2005, the Company determined that the carrying amount of a facility in Las Vegas, Nevada, was not recoverable from expected undiscounted cash flows generated from the use of the asset and thus recorded an impairment loss of approximately $4.0 million and accordingly, the carrying value was reduced to estimated fair value based on appraised value and a letter of intent from a pending sale. Since June 2005, the estimated net sales proceeds were further reduced and thus, an additional impairment of $234,000 was recorded for the three months ended September 30, 2005.

Interest Income: Interest income for the three months ended September 30, 2005, was $447,000 versus $155,000 for the same period of 2004, an increase of $292,000. This increase was primarily attributable to interest earned on collateral funds placed with our workers' compensation insurance carrier and interest earned on investment of cash that was received in the partial sale of our ownership interest in Alterra.

Interest Expense: Interest expense for the three months ended September 30, 2005, was $13.1 million compared to $11.6 million for the comparable period of 2004, an increase of $1.5 million, or 13.1%. An increase of approximately $2.0 million resulted from capital lease treatment on the Emeritrust I communities’ lease involving 18 facilities completed on September 30, 2004. In addition, interest expense includes $563,000 in interest related to the Texas judgment as discussed below in Part II Item 1 “Legal Proceedings” and an increase of $270,000 from the new 10.8 million loan used to pay cash dividends on the Series B Stock. Also, the comparable period of 2004 included the write-off of approximately $1.7 million in loan fees related to a financing transaction completed in July 2004 that offsets the increase from capital leases noted

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

 above. As a percentage of total operating revenues, interest expense decreased to 13.4% in the third quarter of 2005 from 14.4% for the third quarter of 2004.

 Other, net: Other, net income for the three months ended September 30, 2005, was approximately $620,000 compared to $899,000 for the comparable period in 2004. The $620,000 income for the current year quarter is primarily due to the amortization of deferred gains on sales-leaseback transactions of approximately $553,000. The $899,000 income in the third quarter of 2004 is primarily the result of the gain on sale of undeveloped land in the amount of $265,000 and the amortization of deferred gains on sales-leaseback transactions of approximately $508,000.

Income taxes: The provision for income taxes of $122,000 for the three months ended September 30, 2005, was principally due to Federal alternative minimum tax and state income and franchise tax liabilities on sale transactions and operating income after adding back financial accounting for leases and other timing and permanent differences between financial accounting and tax. At September 30, 2005 and 2004, we have a 100% valuation allowance on our deferred tax assets.

Net Loss and Property-Related Expense: In comparing the net loss for the three months ended September 30, 2005 and 2004, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

The net loss reflected in our consolidated statements of operations for the three months ended September 30, 2005, was $11.6 million. Our property-related expense for this period was $35.3 million, of which $30.9 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital, finance and operating lease payments during this period were $24.9 million. Correspondingly, the net loss of $5.6 million for the three months ended September 30, 2004, reflected property-related expense of $29.5 million, of which $23.1 million was associated with our leases. Our actual capital, finance, and operating lease payments for the three months ended September 30, 2004, were $19.4 million. The increase in total property-related expense is due primarily to the acquisition and lease of 24 additional communities since July 1, 2004. The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $6.0 million for the three months ended September 30, 2005, compared to $3.7 million for the three months ended September 30, 2004, an increase of $2.3 million. This increase is primarily attributable to capital lease accounting treatment for 22 of the 24 communities referred to above and the finance lease treatment of 11 communities which were in a sales-leaseback transaction in July 2004. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income from Discontinued Operations: Income from discontinued operations for the three months ended September 30, 2005, was zero compared to $851,000 for the comparable period in 2004, most of which related to the gain on the sale of a facility in Arizona.

Preferred dividends: For the three months ended September 30, 2005 and 2004, preferred dividends totaled zero and $938,000, respectively. The preferred dividends for the three months ended September 30, 2005, were zero because the Series B Stock was converted to common stock on June 30, 2005.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the nine months ended September 30, 2005 and 2004

Total Operating Revenues: Total operating revenues for the nine months ended September 30, 2005, increased by $65.7 million to $289.6 million from $223.9 million for the comparable period in 2004, or 29.4%.

Community revenue and other service fees increased by approximately $68.3 million in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, or 31.1%. This increase was primarily due to additional revenue related to the acquisition or lease of 42 communities from January 1, 2004, to September 30, 2005. Of the 42 communities, we had formerly managed 30. These communities represent a revenue increase of approximately $56.2 million in the first three quarters of 2005. Revenue also increased approximately $12.3 million, or 5.6%, primarily due to an increase in occupancy and average revenue per unit of previously operated communities, offset by hurricane-related revenue losses of approximately $250,000, primarily from the temporary closure of our Biloxi community.

The average occupancy rate for all communities for the nine months ended September 30, 2005, increased 3.6 percentage points to 84.6% from 81.0%. The occupancy rate grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels than existing communities. Average community monthly revenue per unit for all communities was $2,931 for the first three quarters of 2005 compared to $2,856 for the comparable quarters of 2004, an increase of approximately $75 per occupied unit, or 2.6%.

While our occupancy and revenue per unit grew from the comparable prior year period, it grew more slowly than our targeted growth. While there is some indication that this is characteristic of the assisted living industry, we are responding through increased marketing initiatives, programs that address resident mix and increasing maintenance and other community-level expenses to attract additional long-term residents. We believe that these initiatives will have a positive impact on operating performance over time.

Management fee income decreased by approximately $2.5 million to $1.5 million for the nine months ended September 30, 2005, from $4.0 million for the nine months ended September 30, 2004. This decrease was primarily due to 30 communities now leased in the first three quarters of 2005 that were managed for a portion of same quarters of the prior year.

Community Operations: Community operating expenses for the nine months ended September 30, 2005, increased by $50.8 million to $191.9 million from $141.1 million for the first three quarters of 2004, or 36.1%. The change was primarily due to the acquisition or lease of 42 communities referred to above, which accounted for approximately $33.4 million of the increased expense. Approximately $17.4 million of the increase, or 12.3%, was attributable to a number of factors affecting the other 126 communities we operate. The most significant factor was a $5.0 million adjustment to our professional and general liability insurance accrual, as further explained below. In addition, approximately $650,000 of the increase is attributable to hurricane-related costs, as discussed below. The remaining increase of approximately $11.7 million, or 8.3%, relate to general operating expenses of the communities, including staffing, raw food costs, utilities, real estate taxes and similar expenses, of which approximately $1.1 million related to increased facility maintenance costs, partially offset by an expense reduction of approximately $700,000, reflecting the positive trends of our Texas workers’ compensation program. Community operating expenses as a percentage of total operating revenue increased to 66.3% for the first three quarters of 2005 from 63.0% for the first three quarters of 2004.

We recorded an additional $5.0 million professional and general liability insurance accrual to reflect the settlement experience of claims closed in the third quarter ended September 30, 2005, primarily from claims originating in 2003 and 2004, and to reflect an updated estimate of ultimate losses for all years from 2002 to September 30, 2005, based upon an actuarial valuation report.

Hurricanes Katrina and Rita caused physical damage to several of our communities located in Mississippi, Texas, and Louisiana. Most of the losses were within our insurance deductibles and we will incur the cost

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

to repair the damage. Our Biloxi, Mississippi, community sustained significant damage and will be out of operation for approximately one year. In addition, we incurred costs associated with evacuations and relocation of residents, as well as other uninsured costs. As a result of the hurricane, we realized losses of approximately $1.0 million in the firsts three quarters of 2005, an increase of $900,000 from similar losses of approximately $100,000 in the first three quarters of 2004. The 2005 losses of $1.0 million impacted our revenues by approximately $250,000, primarily from the closure of our Biloxi community, and increased our community operating expenses by approximately $650,000, net of business interruption insurance recoveries and the $100,000 in losses recorded in the same period last year.

General and Administrative: General and administrative (G&A) expenses for the nine months ended September 30, 2005, increased $4.1 million to $23.4 million from $19.3 million for the comparable period in 2004, or 21.3%. As a percentage of total operating revenues, G&A expenses decreased to 8.1% for the nine months ended September 30, 2005, compared to 8.6% for the nine months ended September 30, 2004, primarily as a result of increased revenue arising from the acquisition or lease of communities referred to above. Approximately $265,000 of the increase related to costs associated with the conversion of our Series B Stock and an increase in accounting and consulting fees of $1.2 million, including direct project costs to comply with internal control requirements under the Sarbanes-Oxley Act of 2002 and increases in our 2005 audit fees. The balance of the increase of approximately $2.6 million was primarily related to incentive compensation increases due to the increase in our operated communities, increases in general insurance costs, general professional and legal fees, and staffing additions and related travel costs primarily associated with regional and corporate overhead positions.

Depreciation and Amortization: Depreciation and amortization for the nine months ended September 30, 2005, was $34.6 million compared to $21.7 million for the comparable period in 2004. The increase is primarily the result of depreciation resulting from capital lease treatment associated with 40 additional communities operated since December 31, 2003 (primarily the CPM/JEA transactions announced April 1, 2004, and the Baty/REIT transactions announced September 30, 2004). In 2005, depreciation and amortization represented 11.9% of total operating revenues, compared to 9.7% for the same period in 2004.

Facility Lease Expense: Facility lease expense for the nine months ended September 30, 2005, was $30.7 million compared to $28.8 million for the comparable period of 2004, representing an increase of $1.9 million, or 6.5%. The change was primarily due to the operating lease of two communities discussed under Emeritrust I communities lease, which accounted for approximately $1.2 million of the increase, offset in the amount of $286,000 by two leases that were changed from operating leases to capital leases. The remaining increase of $499,000 was primarily attributable to performance-based lease inflators of existing operating leases. We leased 77 and 76 communities under operating leases as of September 30, 2005 and 2004, respectively. Facility lease expense as a percentage of revenues was 10.6% for the nine months ended September 30, 2005, and 12.9% for the nine months ended September 30, 2004. The decrease is primarily a result of increased revenues.

Asset Impairment: In June 2005, the Company determined that the carrying amount of a facility in Las Vegas, Nevada, was not recoverable from expected undiscounted cash flows generated from the use of the asset and thus recorded an impairment loss of approximately $4.0 million and accordingly, the carrying value was reduced to estimated fair value based on appraised value and a letter of intent from a pending sale. Since June 2005, the estimated net sales proceeds were further reduced and thus, an additional impairment of $234,000 was recorded for the three months ended September 30, 2005. The total asset impairment for the nine months ended September 30, 2005, amounted to $4.3 million.

Interest Income: Interest income for the nine months ended September 30, 2005, was $883,000 versus $442,000 for the same period of 2004, an increase of $441,000. This increase was primarily attributable to interest earned on collateral funds placed with our workers' compensation insurance carrier and interest earned on investment of cash that was received in the partial sale of our ownership interest in Alterra.

Interest Expense: Interest expense for the nine months ended September 30, 2005, was $37.6 million compared to $29.1 million for the comparable period of 2004, an increase of $8.5 million, or 29.1%. Of this

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

amount, $6.1 million resulted from capital lease treatment on the Emeritrust I communities’ lease involving 18 facilities completed on September 30, 2004, and $3.6 million resulted from the capital lease treatment of the CPM/JEA communities’ lease involving 23 communities, completed from April 1, 2004, through March 2005. In addition, the comparable period of 2004 included the write-off of $1.7 million in loan fees related to a financing transaction completed in July 2004 that offsets the increase from capital leases noted above. The current year period also includes $563,000 in interest related to the Texas judgment as discussed below in Part II Item 1 “Legal Proceedings.” As a percentage of total operating revenues, interest expense remained flat at 13.0% for the first three quarters of 2005 as compared to the first three quarters of 2004.

Other, net: Other, net income for the nine months ended September 30, 2005, was approximately $1.9 million compared to $1.2 million for the comparable period in 2004. The $1.9 million income for the first three quarters of 2005 is primarily the result of amortization of deferred gains from sales-leaseback transactions of approximately $1.7 million. The $1.2 million income for the first three quarters of 2004 is primarily the result of the amortization of deferred gains from sales-leaseback transactions of approximately $1.6 million and the gain on sale of undeveloped land in the amount of $265,000, partially offset by our portion of Alterra’s net loss (discussed above under “Alterra Transactions”) totaling $794,000.

Income taxes: The provision for income taxes of $1.2 million for the nine months ended September 30, 2005, was principally due to the estimated income tax effect of sale transactions and Federal alternative minimum tax and state income and franchise tax liabilities on operating income after adding back financial accounting for leases and other timing and permanent differences between financial accounting and tax. At September 30, 2005 and 2004, we have a 100% valuation allowance on our deferred tax assets.

Net Loss and Property-Related Expense: In comparing the net loss for the nine months ended September 30, 2005 and 2004, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

The net loss reflected in our consolidated statements of operations for the nine months ended September 30, 2005, was $6.3 million. Our property-related expense for this period was $102.8 million, of which $91.5 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital, finance and operating lease payments during this period were $73.4 million. Correspondingly, the net loss of $14.2 million for the nine months ended September 30, 2004, reflected property-related expense of $79.6 million, of which $61.5 million was associated with our leases. Our actual capital, finance, and operating lease payments for the nine months ended September 30, 2004, were $51.7 million. The increase in total property-related expense is due primarily to the acquisition and lease of 42 additional communities since December 31, 2003. The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $18.1 million for the nine months ended September 30, 2005, compared to $9.8 million for the nine months ended September 30, 2004, an increase of $8.3 million. This increase is primarily attributable to capital lease accounting treatment for 40 of the 42 communities referred to above and the finance lease treatment of 11 communities which were part of a sales-leaseback transaction in July 2004. It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income from Discontinued Operations: Income from discontinued operations for the nine months ended September 30, 2005, was approximately $1.3 million compared to $1.0 million for the comparable period in 2004. The income for the first three quarters of 2005 was the recognition of the previously deferred gain on the sale of one community in 2004. We had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005. Thus, we deferred recognition of the sale and associated gain of $1.3 million until that point and recorded the related

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

assets at December 31, 2004, as held for sale. The prior period income of $1.0 million relates primarily to the gain on the sale of a facility in Arizona.

Preferred dividends: For the nine months ended September 30, 2005 and 2004, preferred dividends totaled approximately $599,000 and $2.8 million, respectively. The preferred dividends for the nine months ended September 30, 2005, were lower because the Series B Stock was converted to common stock on June 30, 2005, no dividends were required to be accrued for the second quarter based on the terms of the agreement, and the previously accrued dividends due to straight-lining were reversed upon conversion and offset against the dividends from the first quarter.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

We operated 124 communities, which we have operated continuously since January 1, 2004, and define as "Same Communities." Since our Biloxi community suffered significant damage from Katrina and will be out of operation for approximately one year, we have excluded it from this comparison. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses, for the three months ended September 30, 2005 and 2004.

	Three Months ended September 30,
	(In thousands)
			$ Change	% Change
	2005	2004	Fav / (Unfav)	Fav / (Unfav)
Revenue	$69,010	$66,115	$2,895	4.4%
Community operations *	(48,871)	(42,795)	(6,076)	(14.2)
Community operating income	20,139	23,320	(3,181)	(13.6)
Depreciation & amortization	(5,567)	(5,441)	(126)	(2.3)
Facility lease expense	(9,508)	(9,246)	(262)	(2.8)
Operating income	5,064	8,633	(3,569)	(41.3)
Interest expense, net	(6,852)	(8,600)	1,748	20.3
Operating income (loss) after interest expense	$(1,788)	$33	$(1,821)	(5,518.2%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

These 124 communities represented $69.0 million or 70.5% of our total revenue of $97.9 million for the third quarter of 2005. Same community revenues increased by $2.9 million or 4.4% for the quarter ended September 30, 2005, from the same period in 2004. This was primarily due to improvements in average revenue per occupied unit, which contributed approximately $2.3 million, and an increase in occupancy, which contributed approximately $600,000. Average revenue per occupied unit increased by $96 per month or 3.5% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Occupancy increased 0.9 percentage points to 83.3% for the three months ended September 30, 2005 from 82.4% for the three months ended September 30, 2004.

Community operating expenses increased approximately $6.1 million primarily from increased professional an general liability insurance expenses of $3.6 million as discussed above. The remaining increase of approximately $2.5 million, or 5.8%, reflects increased costs for direct care labor and related employee taxes and benefits of $1.0 million, facility maintenance cost increases of $259,000 and other general operating expenses of the communities, including utilities, food costs, real estate taxes, and similar community operating expenses. Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net) decreased by approximately $1.4 million, which primarily reflects the effect of a write-off of loan fees of approximately $1.7 million in the comparable period of 2004 and a reduction in interest expenses resulting from the partial repayment of debt in August 2004. These decreases in interest expense are partially offset by rent escalators in some operating leases during 2005 and which are in part performance based. Operating income (loss) after interest expense decreased $1.8 million from the comparable period of 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources

For the nine months ended September 30, 2005, net cash provided by operating activities was $12.8 million. The components of cash provided by operating activities for this period included $34.6 million of depreciation and amortization, $4.3 million of the asset impairment relating to our Las Vegas, Nevada, community, and $5.6 million of the net decrease in operating assets and liabilities, partially offset by $6.3 million of net loss from operations, $21.3 million of gain on sale of investment in Alterra, $1.3 million from recognition of deferred gain on sale of our Issaquah, Washington, community, $1.7 million of amortization of deferred gain, and $2.3 million of equity earnings primarily from SHP. For the nine months ended September 30, 2004, net cash provided by operating activities was $12.0 million. The primary components of operating cash provided by operating activities for this period were depreciation and amortization of $21.7 million, the amortization of loan fees of $2.4 million, the net decrease in operating assets and liabilities of $3.8 million, and an adjustment for the Alterra equity investment loss of $794,000, partially offset by the amortization of deferred gain of $1.6 million, adjustment for the net gain on sale of properties of $952,000, and net loss of $14.2 million.

For the nine months ended September 30, 2005, the investing activities provided $26.5 million and used $9.4 million in cash, resulting in a net cash increase of $17.1 million. The activities that provided cash include $25.0 million from sale of our investment in Alterra and $1.5 million cash proceeds from the acquisition of SHP by Walgreen. The activities that used cash include $5.6 million for the acquisition of property and equipment and an aggregate of $3.8 million for acquisitions and investments in leased and managed communities, including net investments related to affiliates. Net cash used in investing activities amounted to $7.1 million for the nine months ended September 30, 2004, and was comprised primarily of management and lease acquisition costs of approximately $7.8 million, purchases of approximately $2.7 million of various property and equipment, and an aggregate of $2.8 million for acquisitions and investments in leased and managed communities, including net investments related to affiliates, partially offset by collection of a note receivable of $2.7 million, and proceeds from the sale of property and equipment of $3.6 million.

For the nine months ended September 30, 2005, the financing activities provided $32.8 million and used $47.8 million in cash, resulting in a net cash decrease of $15.0 million. The principal activity that provided cash was $32.2 million of long-term borrowing from HRT for payment of a long-term debt of $21.4 million and preferred dividends on Series B Stock of $10.8 million, resulting in a zero net change in cash. The other activities resulting in a net cash decrease include $1.1 million for repayment of long-term borrowings and $11.7 million for repayment of capital lease and financing obligations. In addition, debt issue and other financing costs, as well as increases in financing deposits, used $2.8 million in cash. Proceeds from the sale of stock provided $583,000 in cash. For the nine months ended September 30, 2004, net cash used in financing activities was $3.6 million. Repayment of capital lease and financing obligations of $6.2 million and repayment of long-term borrowings of $25.4 million was partially offset by long-term borrowing of $26.4 million and short-term borrowings under a bank line of credit of $3.0 million. The balance of the change resulted from the offsetting effects of increases in restricted deposits of $1.4 million, $1.3 million in debt issuance and other financing costs, and proceeds from sale of stock under employee stock purchase and incentive plans of $1.3 million.

We have incurred significant operating losses since our inception and have a working capital deficit of $61.8 million. Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid. This results in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $15.3 million represents deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for scheduled debt maturities. As disussed above, while our occupancy and revenue per unit grew from the comparable prior year period, they grew more slowly than our targeted growth. While there is some indication that this is characteristic of the assisted living industry, we are responding through increased marketing initiatives, programs that address resident mix and increasing maintenance and other community-level expenses to attract additional long-term residents. We believe that these initiatives will have a positive

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

impact on operating performance over time. Additionally, due to the adverse judgment against us as described under Part II Item 1 “Legal Proceedings,” an additional reserve was recorded in the fourth quarter of 2004 for $18.7 million in accordance with our self-insured pool agreement. We recorded interest of $563,000 in 2005 for interest owed on the judgment. We believe there are substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. We have appealed the verdict and on March 16, 2005, we posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. At times in the past, we have been dependent upon third-party financing or disposition of assets to fund operations. If such transactions are necessary in the future, we cannot guarantee that they will be available on a timely basis, on terms attractive to us, or at all.

Throughout 2004 and continuing through the third quarter of 2005, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates beyond September 30, 2006, and thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect 6 owned assisted living properties and 158 properties operated under leases. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At September 30, 2005, we were in violation of one or more covenants in certain of our leases, but have been able to obtain waivers from the owners such that we were still deemed to be in compliance and thus, were not in default.

Based on our current operating initiatives and our current cash position, management believes that we will be able to sustain positive operating cash flow on an annual basis, or will have adequate cash reserves, and the ability to obtain adequate financing to cover any potential operating shortfalls and necessary investing and financing activities, including required debt service and capital expenditures through at least September 30, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at September 30, 2005, (in thousands):

	Principal Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, including current portion	$65,099	$2,647	$3,766	$55,178	$3,508
Capital lease and financing obligations including current portion	633,027	18,252	46,199	60,355	508,221
Operating leases	343,758	39,880	82,051	84,476	137,351
Convertible debentures*	32,000	11,210	20,790	-	-
	$1,073,884	$71,989	$152,806	$200,009	$649,080

* These principal payments are predicated on the partial refinancing of the debentures to become due July 1, 2008, as described above.

The following table summarizes interest on our contractual obligations at September 30, 2005, (in thousands):

	Interest Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$14,933	$5,362	$8,641	$658	$272
Capital lease and financing obligations	378,302	41,718	79,574	72,880	184,130
Convertible debentures*	4,248	1,650	2,598	-	-
	$397,483	$48,730	$90,813	$73,538	$184,402

* The interest payments due in less than one year are based upon the current interest rate of 6.25% and the interest payments due in 1-3 years are based upon the rate of 6.25% for the new debentures to be issued upon refinancing of the current debentures, and are included even though they are not yet contractual obligations.

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

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement programs without adversely affecting occupancy levels; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations, and final resolution of the adverse Texas jury verdict and other uncertainties related to professional liability claims. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the SEC, including our Annual Reports on Form 10-K and Quarterly Reports Form 10-Q.

[The rest of this page is intentionally left blank]

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At September 30, 2005, we had no variable rate borrowings. However, we do have certain operating lease obligations based on LIBOR, with a LIBOR cap of approximately 5.3%. As LIBOR rates increase above the current level, we will be exposed to higher lease expense costs. As of September 30, 2005, the LIBOR rate was 3.9%. If LIBOR interest rates were to increase to the cap, our annual facility lease expense and net loss would increase by approximately $1.3 million. This amount is determined by considering the impact of hypothetical interest rates on these operating lease obligations as of September 30, 2005, and does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2005. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

Our current management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

The certifications of our chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-Q.

Changes in internal controls over financial reporting

In our Form 10K dated December 31, 2004, the Company’s management identified several issues relating to improvement of our internal controls over financial reporting. Since that time, we have implemented various changes to our internal controls responding to these issues, as follows:

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

•	Have established clear responsibilities for our real estate personnel and accounting personnel and increased the formal interaction, responsibility and coordination between such personnel;

•	Have documented the review, analysis, and related conclusions with respect to complex leasing transactions;

•	Senior accounting personnel and the chief financial officer review such transactions in order to evaluate, document, and approve their accounting treatment.

Management believes these changes to be effective, and has evaluated the effectiveness of the Company's internal controls through September 30, 2005, and will continue to do so and make additional changes as appropriate. No additional changes have been made since filing the Form 10-Q dated March 31, 2005, filed with the SEC on May 13, 2005.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable.

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

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of our assisted living facilities. We believe that this verdict is unjust, that there are substantial grounds for an appeal, and that the damage award was not justified by the facts or the law in the case presented by the plaintiff. We have appealed the verdict based on significant legal errors we believe occurred at the trial. We have posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years from the date of the verdict. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is settled. We have recorded a liability for the amount of the verdict on our condensed consolidated balance sheet for the year ended December 31, 2004, with a corresponding charge on our condensed consolidated statements of operations for the year then ended. The Company recorded an accrual of $563,000 in 2005 for interest obligations on the judgment.

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

[The rest of this page is intentionally left blank]

Item 6. Exhibits

			Footnote
Number	Description		Number
4.6	Agreement Regarding 6.25% Convertible Subordinated Debenture due 2006 entered into as of June 30, 2005 is between Emeritus
	Corporation (the "Company"), Saratoga Partners IV, LP, Saratoga Management Company LLC, Saratoga Coinvestment IV LLC
	(collectively, the "Saratoga Entities"), Columbia Select, L.P. and Catalina General, L.P. (collectively, the "Baty Entities").		(10)
	4.6.1	AMENDED AND RESTATED AGREEMENT REGARDING 6.25% CONVERTIBLE SUBORDINATED DEBENTURES
		DUE 2006 entered into as of October 14, 2005 is between Emeritus Corporation (the "Company"), Saratoga Partners IV,
		L.P., Saratoga Management Company LLC, Saratoga Coinvestment IV LLC (collectively, the "Saratoga Entities"),
		Columbia Select, L.P. and Catalina General, L.P. (collectively, the "Baty Entities").	(13)
10.53	Emeritrust II communities
	10.53.19	Second Amended and Restated Loan Agreement between Healthcare Realty Trust and Emeritus
		Corporation and dated as of March 3, 2005.	(2)
	10.53.20	Second Amended and Restated Note between Emeritus Corporation and Healthcare Realty Trust
		Incorporated and dated as of March 3, 2005.	(2)
	10.53.21	Loan Purchase Agreement among Healthcare Realty Trust Incorporated, Health Care REIT, Inc., and
		Emeritus Corporation and dated as of March 3, 2005.	(2)
	10.53.22	Intercreditor Agreement between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated and
		dated as of March 3, 2005.	(2)
	10.53.23	First Amendment to Amended and Restated Master Lease Agreement dated as of June 22nd, 2005 by and among Health Care REIT,
		Inc., HCRI Mississippi Properties, Inc, HCRI Massachusetts Properties Trust II, and HCRI Texas Properties, LTD, as Landlord and
		Emeritus Corporation as Tenant	(12)
10.68	Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles, Louisiana; Kingsley Place at Lafayette,
	Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas; Kingsley Place at Oakwell
	Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at Stonebridge, Texas. The following
	agreements are representative of those executed in connection with these properties:
	10.68.25	Third Amendment to Lease Agreement (Henderson, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
	10.68.26	Third Amendment to Lease Agreement (Mckinney, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
	10.68.27	Third Amendment to Lease Agreement (Oakwell, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
	10.68.28	Third Amendment to Lease Agreement (San Antonio, TX) dated as of June 30, 2005 by and between HR
		Acquisition of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R
		Baty (collectively "Guarantor")	(12)
10.75	Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg, Pennsylvania;
	Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia; Loyalton of
	Greensboro, North Carolina; Loyalton of Ravenna, Ohio. The following agreements are representative of those
	executed in connection with these properties:
	10.75.35	First Amendment to Lease Agreement dated as of June 30, 2005 by and between HR Acquisition I Corporation, HR
		Acquisition of Pennsylvania, Inc, and HRT Holdings, Inc ("Lessor") and Emeritus Corporation ("Lessee")	(12)
10.77	The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
	Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado. The following agreements are representative of those
	executed in connection with this property:
	10.77.6	Membership Interest Purchase Agreement, dated as of June 29, 2005, by and among NW Select LLC, Emeritus
		Corporation ("Emeritus" and together with NW Select, the "Sellers", and each individually, a "Seller"), FIT-ALT
		Investor LLC, ("Buyer"), and Brookdale Senior Living Inc., ("Newco")	(8)
	10.77.7	Stockholders and Voting Agreement made as of June 29, 2005, by and among Brookdale Senior Living Inc.,
		FIT-ALT Investor LLC, Emeritus Corporation, and NW Select LLC	(8)

			Footnote
Number	Description		Number

	10.77.8	Amended and Restated Limited Liability Company Agreement of FEBC-ALT Investors LLC, made as of
		June 29, 2005 by and among, FIT-ALT Investors LLC, as a Class A Member, and NW Select LLC, and Emeritus
		Corporation, as the Class B Members, and the Company	(8)
10.79	Loyalton of Folsom, California; The Lakes, Florida; Canterbury Woods, Massachusetts; Beckett Meadows,
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
	Heights, Ohio; Dowlen Oaks, Beaumont, Texas; Eastman Estates, Longview, Texas; Elm Grove, Hutchinson,
	Kansas; Emeritus Estates, Ogden, Utah; Gardens at White Chapel, Newark, Delaware; Harbor Pointe Shores,
	Ocean Shores, Washington; Hunters Glen, Missoula, Montana; Lakeridge Place, Wichita Falls, Texas;
	Meadowlands Terrace, Waco, Texas; Myrtlewood Estates, San Angelo, Texas; Pavilion at Crossing Pointe,
	Orlando, Florida; Seville Estates, Amarillo, Texas; Saddleridge Lodge, Midland, Texas; Springtree, Sunrise,
	Florida; The Terrace, Grand Terrace, California; Wilburn Gardens, Fredericksburg, Virginia; Woodmark
	at Summit Ridge, Reno, Nevada.
	10.83.6	Lease Agreement between HCRI Wilburn Gardens Properties, LLC and Emeritus Corporation dated March 31, 2005.	(7)
	10.83.7	Lease Agreement between HCRI HUNTERS GLEN PROPERTIES, LLC and Emeritus Corporation
		dated September 1, 2005.	(15)
10.84	Real Property Purchase and Sale Agreement made and entered into as of May 20, 2005, by and between Pioneer
	Health Management Corporation ("Buyer"), and Emeritus Corporation ("Seller") Green Valley Land Sale		(12)
10.85	Agreement Regarding Series B Convertible Preferred Stock entered into as of June 30, 2005 between Emeritus
	Corporation, Saratoga Partners IV, LP, Saratoga Management Company LLC and
	Saratoga Coinvestment IV LLC. Exhibit 4.7		(12)
	10.85.1	Loan Agreement made and entered into effective as of June 30, 2005 between Emeritus Corporation and
		Healthcare Realty Trust Incorporated	(12)
	10.85.2	$10,800,000 Promissory Note between Emeritus Corporation ("Borrower") and Healthcare Realty Trust
		Incorporated ("Lender")	(12)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated November 4, 2005.	(12)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated November 14, 2005.	(12)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated November 14, 2005.	(12)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated November 14, 2005.	(12)
99.1		Press Releases
	91.1.1	Press Release dated February 25, 2005, announcing the results of a jury verdict and plans to appeal.	(1)
	91.1.2	Press Release dated March 3, 2005, announcing a $21.4 million refinance.	(2)
	99.1.3	Press Release dated March 31, 2005, reports on fourth quarter and year 2004 results.	(3)
	99.1.4	Press Release dated May 13, 2005, reports on first quarter results.	(4)
	99.1.5	Press Release dated June 29, 2005, Announcement of sale of Alterra interest	(8)
	99.1.6	Press Release dated July 5, 2005, Announcement of the conversion of Series B preferred stock	(9)
	99.1.7	Press Release dated July 6, 2005, Announcement Intention to Commence Offer To Exchange Convertible Debentures	(10)
	99.1.8	Press Release dated August 15, 2005, reports on second quarter results.	(11)
	99.1.9	Press Release dated November 14, 2005, reports on third quarter results.	(14)

Footnotes:

(1)	Filed as an exhibit to a Form 8-K filed on February 25, 2005, and incorporated herein by reference.
(2)	Filed as an exhibit to a Form 8-K filed on March 9, 2005, and incorporated herein by reference.
(3)	Filed as an exhibit to a Form 8-K filed on April 1, 2005, and incorporated herein by reference.
(4)	Filed as an exhibit to a Form 8-K filed on May 13, 2005, and incorporated herein by reference.
(5)	Filed as an exhibit to a Form 10-Q filed on May 13, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to a Form 8-K filed on August 9, 2005, and incorporated herein by reference.
(7)	Filed as an exhibit to a Form 10-Q filed on May 12, 2005, and incorporated herein by reference.
(8)	Filed as an exhibit to a Form 8-K filed on July 1, 2005, and incorporated herein by reference.
(9)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(10)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to a Form 8-K filed on August 15, 2005, and incorporated herein by reference.
(12)	Filed as an exhibit to a Form 10-Q filed on August 15, 2005, and incorporated herein by reference.
(13)	Filed as an exhibit to a Form 8-K filed on October 18, 2005, and incorporated herein by reference.
(14)	Filed as an exhibit to a Form 8-K filed on November 14, 2005, and incorporated herein by reference.
(15)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary