Form 10-K
period 2005-12-31
EMERITUS CORP\WA\
filed 2006-03-16
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2005.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a SHELL COMPANY (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2005, was $79,508,881.
Aggregate market value of common voting stock held by non-affiliates of the registrant as of February 28, 2006, was $145,117,673 .
As of February 28, 2006, 16,955,306 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K (items 10-14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed on or before April 30, 2006.

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

PART I

ITEM 1. BUSINESS

Overview

Emeritus is one of the largest and most experienced national operators of assisted living and Alzheimer’s and related dementia residential communities. Assisted living communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.

At December 31, 2005, we operated, or had an interest in, 184 assisted living communities, consisting of approximately 15,095 units with a capacity for 18,604 residents, located in 35 states. These include 9 communities that we own, 161 communities that we lease, and 14 communities that we manage, including one in which we hold a joint venture interest.

We strive to provide a wide variety of supported living services in a professionally managed environment that allows our residents to maintain dignity and independence. Our residents are typically unable to live independently, but do not require the intensive care provided in skilled nursing facilities. Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based on each resident’s individual service needs. We believe our residential assisted living and Alzheimer’s and related dementia communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities, while also providing peace of mind knowing that staff is available should the need arise. In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming are attractive to seniors who are inadequately served by independent living facilities.

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

The Assisted Living and Alzheimer’s and related dementia Industry

We believe that the assisted living and Alzheimer’s and related dementia industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.

Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia, based in part on local regulations in addition to our free-standing Alzheimer’s and related dementia facilities.

We believe that a number of factors will allow assisted living companies to continue as one of the fastest growing choices for senior care:

•
Consumer Preference. We believe that assisted living is preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is a cost-effective alternative to other types of care, offering seniors greater independence while enabling them to reside longer in a more residential environment.

•
Cost-Effectiveness. The average cost to care for a private pay patient in a skilled nursing home is above $116,000 per year in the top ten most costly markets. In contrast, assisted living services generally cost 30% to 50% less than skilled nursing facilities located in the same region. We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account. According to the MetLife Market Survey of Nursing Home & Home Care Costs published in September 2005, the national annual average cost of a year in a nursing home was $74,095 for a private room and $64,240 for a semi-private room. The survey evaluated the cost of assistance in a nursing home with the activities of daily living for a person suffering from a debilitation such as Parkinson's disease. It did not include costs for therapy, rehabilitation, or medications.

•
Demographics. The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 9.7% from approximately 17.9 million in 2005 to approximately 19.7 million by the year 2015. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 28.8% from approximately 5.0 million in 2005 to 6.4 million by the year 2015. Furthermore, the number of persons afflicted with Alzheimer’s disease is also expected to grow in the coming years. According to data published in the August 2003 issue of the Archives of Neurology, an AMA publication, this population will increase 13.3% from the current 4.5 million to 5.1 million people by the year 2013. Because Alzheimer’s disease and other forms of dementia are more likely to occur as a person ages, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer’s disease and other forms of dementia in future years, absent breakthroughs in medical research.

•
Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population is increasing. According to the 2005 supplement census data, more than 51% of the population over the age of 75 have incomes over $20,000 per year and slightly less than

40% have annual incomes of at least $25,000. Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households increased during the 1990's and the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided the type of care and services we offer to senior family members are less able to do so. In addition, approximately 34% of the population of the 75 to 79 years old live alone while 39% of those 85 and older live alone.

•
Supply/Demand Imbalance. While the senior population is growing significantly, the supply of skilled nursing beds per thousand is declining. We attribute this reduction to a number of factors in addition to the aging of the population. Many states, in an effort to maintain control of Medicaid expenditures on long-term care, have implemented more restrictive Certificate of Need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. We also believe that high construction costs and limits on government reimbursement for construction and start-up expenses have constrained the growth and supply of traditional skilled nursing beds. We believe that these factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with the activities of daily living but do not require 24-hour medical attention.

Competitive Strengths

We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

•
State-of-the-Art Communities. Of our 184 communities, 90 communities have been built and opened since January 1, 1996. In addition, we have significantly upgraded many of our older communities to improve their appearance and operating efficiency. These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems, and electronic systems, including those for data transmission, data sharing, and e-mail.

•
Large Operating Scale. We believe that our size gives us significant advantages over smaller operators. Given the scale of our operations, we have the opportunity to select the best operating systems and service alternatives and to develop a set of best practices for implementation on a national scale. To meet demand for memory loss services where demand continues to grow, as of December 31, 2005, we have 92 communities that offer this type of care in a mix of both free-standing facilities and as part of our standard assisted living facilities. We also believe that, because of our size, we are able to purchase food, equipment, insurance, and employee benefits at lower costs, and to negotiate more favorable financing arrangements.

•
Lower Cost of Communities. As of December 31, 2005, the average cost per unit of our owned and leased communities was approximately $74,800. We believe that these costs are less than the current average replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

•
Geographic Diversification and Regional Focus. We operate our communities in 35 states across the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary markets, which enables us to maximize operating efficiencies.

•
Experienced Management with Industry Relationships. We believe that we have strong senior leadership, with proven management skills in the assisted living industry. Mr. Baty, Chairman of the Board and Chief Executive Officer, Mr. Brandstrom, Vice President of Finance, Secretary and Chief Financial Officer, and Mr. Becker Senior Vice President of Operations each have more than 30 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that their combined experience and the relationships that Mr. Baty has developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. Mr. Baty also has a significant financial and management interest in Holiday Retirement Corporation, an operator of independent living facilities, and Columbia-Pacific Group, Inc., an owner of independent living facilities and assisted living communities. In addition, our operating vice presidents have an average of 19 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

Business Strategy

We believe that there is a significant demand for alternative long-term care services that are well-positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities. Our goal is to become the national leader in the assisted living segment of the long-term care industry through the following strategy:

•
Focus on Operations and Occupancy. Through 1998, we focused on rapidly expanding our operations in order to assemble a portfolio of assisted living communities with a critical mass of capacity. We pursued an aggressive acquisition and development strategy during that time. Having achieved our initial growth objective, in 1999 and continuing through 2001, we substantially reduced our pace of acquisition and development activities to concentrate on improving community performance through both increased occupancy and revenue per occupied unit. Initially, we focused most of our efforts on increasing occupancy across our portfolio. Having achieved a portion of our total goal by late 1999, we then shifted our efforts toward enhancing our rates, particularly in facilities that were substantially below market or industry averages. This rate strategy has led to increased rates across most of our portfolio. In 2004, we embarked on a campaign to further increase our occupancy, particularly in communities we acquired during 2002 and 2003. In 2005, we focused on flexible fee offerings that build revenue and occupancy growth while meeting the changing needs of the residents. We believe that this continued focus on both rates and occupancy as opportunities arise to enhance our performance will continue to generate the incremental growth in margins we are striving to achieve.

•
Customer Service. Our approach to care is to address our residents’ entire needs from their physical health to their social well-being. We believe that this “holistic approach” enhances the quality of life and care for our residents. By using stay-enhancing revenue alternatives and flexible programming designed to meet the needs of the individual in our communities we increase customer satisfaction and thus increase occupancy.

•
Acquire Communities Selectively. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement. As we achieve these objectives, we expect to be more receptive to purchase or lease acquisition opportunities that meet designated criteria. In general, we tend to favor acquisition opportunities that are in smaller cities or suburbs, enhance our current market coverage, require minimal upfront capital, are neutral or favorable to the Company’s cash flow, and present operational or financing efficiency opportunities not otherwise realized by the existing owner or operator. In 2003, 2004, and 2005, as the opportunities arose, we acquired additional communities that satisfied our criteria. We intend to continue to pursue acquisitions that meet these criteria.

•
Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors 75 and older in smaller cities and suburbs with populations of 50,000 to 150,000 persons. We believe that this “value-sensitive” segment of the senior community is the largest, broadest, and most stable.

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
We offer these basic services to our residents:

•  three nutritious meals per day,

•  social and recreational activities,

•  weekly housekeeping and linen service,

•  building maintenance, individual apartment maintenance, and grounds keeping,

•  24-hour emergency response,

•  licensed nurses available to monitor and coordinate care needs and organize wellness activities, and

•  transportation to appointments, excursions, etc.

Assisted living Services	Assisted living residents
Our assisted living services provided for each resident depend on the recommended level of care or assistance required by the individual. A thorough assessment of the individual's needs along with consultation with the resident, the resident's physician and the resident's family, determine the recommended level of care. The level of care is based on the degree of assistance he/she requires in several categories. Our categories of care include, but are not limited to:
•  medication management and supervision,

•  reminders for dining and recreational activities,

•  assistance with bathing, dressing, and grooming,

•  incontinence care and assistance,

•  social support,

•  dining assistance, and

•  miscellaneous services (including diabetic management,

•  prescription medication reviews, transfers, and simple treatments).

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
We have designed our Special Care program to meet the health, psychological, and social needs of our residents diagnosed with Alzheimer's or related dementia. In a manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs. Some of the key service areas that we focus on to provide the best care for our residents with Alzheimer's or related dementias center around:

•  personalized environment,

•  activities planned to support meaningful interactions,

•  specialized dining and hydration programs,

•  partnerships with families and significant others through support groups, one-on-one meetings, educational forums, and behavior as communication.

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

As third party reimbursement programs and other forms of payment continue to grow, we intend to pursue these alternative forms of payment, depending on the level of reimbursement provided in relation to the level of care provided. We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small. All sources of revenue other than residents’ private resources constitute less than 14.4% of our total revenues.

Management Activities

The facilities we manage and provide administrative services to decreased from 47 assisted living communities at the beginning of 2004 to 14 assisted living communities at December 31, 2005. The management agreements typically provide for management fees ranging from 4% to 7% of gross revenues. Our management agreements generally have terms ranging from two to five years, and may be renewed or renegotiated at the expiration of the term. Management fees were approximately $2.0 million for 2005 as compared to $4.7 million in 2004. We have various categories of management agreements, including:

•
a management agreement covering 5 communities that is a continuing component of the Emeritrust I transaction referred to in "Item 7. Management's Discussion and Analysis, Significant Transactions, Emeritrust Transactions, Emeritrust I Communities Management.” This management agreement provides for a fee of 5% of gross revenues, regardless of financial performance, as of March 2004. If either party exercises its option to terminate this management agreement, or if the management agreement expires on March 31, 2006, and is not renewed, our revenue from management fees will diminish. One of these communities was sold to an independent third party effective January 1, 2006, which we continue to manage until they receive licensure.

•
management agreements covering 5 communities owned by entities controlled by Mr. Baty. We generally receive fees ranging from 5% to 6% of the gross revenues generated by the communities. Upon mutual agreement, we have terminated management of one of these communities effective January 31, 2006.

•	a management agreement covering one community owned by a joint venture in which we have a financial interest. We receive management fees of 6% of gross revenues.

•	management agreements covering three communities owned by independent third parties. We receive management fees based on occupancy.

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

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to monitor operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2006. We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

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

Employees

At December 31, 2005, we had 8,548 employees, including 6,279 full-time employees, of which 206 were employed at our headquarters and regional offices. Of the 8,548 employees, 704 were employed in our managed communities, including 536 full-time employees. Currently, we have approximately 50 employees represented by a union at one of our facilities in Florida. The union representation is the result of an election held at this facility during October 2003 and was certified by the National Labor Relations Board in May 2005. We are currently involved in collective bargaining with the union, but as of yet, have not consummated a collective bargaining agreement. We believe that our relationship with our employees is satisfactory. We are unaware of any union activity at any of our other facilities.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel, particularly in nursing, in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.

ITEM 1A. RISK FACTORS

Our business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below:

The following important factors, among others, could cause actual operating results to differ materially from those expressed in forward-looking statements included in this report and presented elsewhere by our management from time to time. Do not place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report refer to potential future circumstances, operations and prospects, and therefore, are not historical or current facts. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations, which may materially differ from our actual future experience involving any one or more of such matters and subject areas as a result of various factors, including: various risks, uncertainties and other factors that could cause actual results to differ, including, without limitation: the effects of competition and economic conditions on the occupancy levels in our communities, including possible excess assisted living capacity; our ability under current market conditions to maintain and increase our resident charges without adversely affecting occupancy levels; our ability to control community operation expenses, including the management of costs largely beyond our control (such as insurance and utility costs) without adversely affecting the level of occupancy and resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements, our vulnerability to defaults as a result of noncompliance with various debt and lease covenants; the effects of cross-default terms, competition, uncertainties relating to construction, licensing, environmental, and other matters that affect acquisition, disposition and development of assisted living communities, our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operation; and final resolution of the adverse Texas jury verdict and other uncertainties related to professional liability claims. We have attempted to identify, in context, certain of the factors that may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. We are not obligated to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. These and other factors are discussed in more detail below.

We have incurred losses since we began doing business, except for 2005, and may continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business, except for 2005. For 2005, 2004, and 2003, we recorded net income (losses) before preferred dividends of $12.3 million income, $40.5 million loss, and $8.1 million loss, respectively. Our net income in 2005 includes a gain on the sale of our investment in Alterra of $55.4 million. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities, as well as our inability (along with much of the assisted living industry) to increase occupancy rates at our communities, were among the causes of these losses. To date, at many of our communities, we have been generally able to stabilize occupancy and rate structures to levels that have resulted in positive cash flow but not earnings for the Company as a whole. Our ongoing operations may not become profitable in line with our current expectations or may not become profitable at all.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and leases. At December 31, 2005, we had total debt of $80.5 million, with minimum principal payments of about $2.8 million due in 2006. At December 31, 2005, we were obligated under both long-term operating and capital leases requiring minimum annual cash lease payments of which $101.1 million is payable in 2006. In addition, we will have approximately $3.3 million and $54.3 million in principal amount of debt repayment obligations that become due in 2007 and 2008, respectively. We also have $26.6 million of debentures that are due on July 1, 2008. Of the original $32.0 million of debentures, $5.4 million were redeemed in January 2006. If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on our communities secured by the respective indebtedness or, in the case of an operating lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale-leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions. A substantial portion of our future cash flow will be devoted to debt service and lease payments. In the past, we have frequently been dependent on third party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future. In addition, we are periodically required to refinance these obligations as they mature. As a consequence of acquisitions of communities, we substantially increased our leverage in 2004. In 2005, our long-term debt increased from $54.7 million at December 31, 2004, to $80.5 million at December 31, 2005, in part due to the acquisition of 3 communities with debt financing. Our obligations under long-term operating leases increased from $321.9 million at December 31, 2004 to $338.9 million at December 31, 2005. However, our obligations under long-term capital leases, net of imputed interest, decreased from $629.5 million to $626.7 million. These circumstances reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates that would result in positive earnings. In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis. Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities. While our occupancy levels increased in 2005 and 2004, during the last three years prior to that, occupancy levels declined, excluding the effects of acquired communities. We cannot guarantee that our occupancy levels will increase.

We will occasionally seek additional funding through public or private financing, including equity financing. We may not find adequate equity, debt, or sale-leaseback financing when we need it or on terms acceptable to us. This could affect our ability to finance our operations or refinance our properties to avoid the consequences of default and foreclosure under our existing financing as described elsewhere. In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution of their investment.

If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the related debt. From time to time, we have failed to comply with certain covenants in our financing and lease agreements. In the future, we may not be able to comply with these covenants, which generally relate to matters such as cash flow, debt and lease coverage ratios, and certain other performance standards. If we fail to comply with any of these requirements and are not able to obtain waivers, our lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date. We may be unable to pay or refinance this debt if it becomes due.

We self-insure many of the liabilities we face. In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories. Many of these suits involve large claims and significant legal costs. We expect we will occasionally face such suits because of the nature of our business. In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. The verdict was in connection with an action brought by the relatives of a resident at one of our assisted living facilities that alleged negligence in an incident occurring in 2003. The verdict is currently under appeal as described under “Legal Proceedings.” In 2004, we formed a wholly owned captive insurance company domiciled in the U.S, which provides general and professional liability insurance on a claims-made basis. Because we are responsible for a self-insured retention, funding losses up to the captive limits through premiums and losses in excess of the captive limits, we are ultimately responsible for the full loss of professional liability claims. During 2005, we acquired commercial general liability insurance separate from the captive. Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. We currently do not carry professional liability insurance other than through our captive insurance subsidiary and although we review our liability insurance annually, we may not be able to obtain third party liability insurance coverage in the future or, if available, on acceptable terms. During the past several years, retained losses relating to high self-insured retention and annual premiums have increased significantly, which have substantially compounded our costs associated with insurance and claims defense.

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

Our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents. We compete with other providers of assisted living services and long-term care in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain management personnel responsible for the day-to-day operations of each of our communities. If we are unable to attract or retain qualified community management personnel, our results of operations may suffer. In addition, possible shortages of nurses or trained personnel may require us to enhance our wage and benefits packages to compete in the hiring and retention of personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. As a result of these and other factors, our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents.

We face possible environmental liabilities at each of our properties. Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials that could be located on, in, or under its property. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations. Our liability could exceed our properties’ value or the value of our assets. We may be unable to sell or rent our properties, or borrow using our properties as collateral, if any of these substances are present or if we fail to remediate them properly. Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site, we also may be liable for the costs of the removal or of the hazardous or toxic substances at the disposal site. In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties. We are not aware of any hazardous or toxic substances at any of our properties.

Some of our facilities generate infectious medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs, and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations. Each of our facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that we are not in compliance with these environmental laws could adversely affect our business and financial condition. While we are not aware of any non-compliance with environmental laws related to infectious medical waste at any of our properties, these environmental laws are amended from time to time and we cannot predict when and to what extent liability may arise. In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our facilities.

Our chief executive officer, Daniel R. Baty, has personal interests that may conflict with ours due to his interest in Holiday Retirement Corporation and Columbia-Pacific Group, Inc. Mr. Baty is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty’s varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance new facilities. Columbia-Pacific and affiliated partnerships own assisted living communities and independent living facilities, many of which we manage under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

Because Mr. Baty is both our Chief Executive Officer as well as Holiday’s Chairman of the Board and is the principal owner of Columbia-Pacific, circumstances could arise that would distract him from our operations. Our interests and those of Holiday and Columbia-Pacific interests may, on some occasions, be incompatible. We have entered into a non-compete agreement with Mr. Baty, but this non-compete agreement does not limit Mr. Baty’s current role with Holiday or its related partnerships, so long as assisted living is only an incidental component of Holiday’s operation or management of independent living facilities.

We have entered into agreements with a number of entities that are owned or controlled by Mr. Baty, whose interests with respect to these companies occasionally may conflict with ours. We have entered into agreements, including most of our management agreements, with a number of entities that are owned or controlled by Mr. Baty. Under these agreements, we provide management and other services to senior housing and assisted living communities owned by these entities and we have material agreements with these entities relating to the purchase, sale, and financing of a number of our operating communities. There is a risk that the administration of these and any future arrangements could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.

Some of our recent transactions and the operations of certain communities that we manage are supported financially by Mr. Baty with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support. The company manages 11 communities owned by entities controlled by Mr. Baty which involve limited guarantees by Mr. Baty and rely on his direct and indirect ownership of the communities involved.  Mr. Baty is also guarantor of a portion of the debt of our Fretus Lease and is the administrative member of Fretus.  As described under "HCP Transaction" and in accordance with an amendment to the lease, effective July 30, 2004, Mr. Baty unconditionally and irrevocably guaranteed the payment when due of all costs, expense, fees, rents and other sums payable by us in the full, faithful and prompt performance when due.  The guaranty is limited to an aggregate amount of $3.0 million. The guaranty is still in place and Mr. Baty has not been called upon for any payments. The company has paid no consideration to Mr. Baty for the guaranty. As described under "Emeritrust I Communities Lease" and in accordance with an amendment to the lease, effective September 30, 2004, Mr. Baty personally guaranteed the prompt payment and performance of the lease obligations. The guaranty is still in place and Mr. Baty has not been called upon for any payments. The company has paid Mr. Baty consideration based upon the cash flow agreement as described under "Emeritrust I Communities Lease." We believe that we would be unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support. The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times. In addition, we cannot guarantee that such support will be available in the future.

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

Our costs of compliance with government regulations may significantly increase in the future. Federal, state, and local authorities heavily regulate the healthcare industry. Regulations change frequently, and sometimes require us to make expensive changes in our operations. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could adversely affect our business and operating results. We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses. Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities. While these regulations and licensing requirements often vary significantly from state to state, they typically address:

•	fire safety,

•	sanitation,

•	staff training,

•	staffing patterns,

•	living accommodations such as room size, number of bathrooms, and ventilation, and

•	health-related services.

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

Our stock price has been highly volatile, and a number of factors may cause our common stock price to decline. The market price of our common stock has fluctuated and could fluctuate significantly in the future in response to various factors and events, including, but not limited to:

•	the liquidity of the market for our common stock;

•	variations in our operating results;

•	variations from analysts’ expectations; and

•	new statutes or regulations, or changes in the interpretation of existing statutes or regulations, affecting the healthcare industry generally or the assisted living residence business in particular.

In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may cause the market price of our common stock to decline.

Our share ownership and certain other factors may impede a proposed takeover of our business. As of February 28, 2006, Mr. Baty controls about 30.2% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 65.6% of the voting power of our outstanding common stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved staff comments as of December 31, 2005.

ITEM 2. PROPERTIES

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas. Of our operating communities, 35 offer some independent living services and three are operated as skilled nursing facilities. The table below summarizes information regarding our current operating communities as of December 31, 2005.

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Alabama
Galleria Oaks *	Birmingham	Oct-2002	71	107	Lease

Arizona
Arbor at Olive Grove *	Phoenix	Jun-1994	98	111	Lease
La Villita *	Phoenix	Jun-1994	92	92	Option/Manage
Loyalton of Flagstaff	Flagstaff	Jun-1999	61	67	Lease (4)
Loyalton of Phoenix	Phoenix	Jan-1999	101	111	Lease (4)
Village Oaks at Chandler *	Chandler	Oct-2002	66	105	Lease
Village Oaks at Glendale *	Glendale	Oct-2002	66	105	Lease
Village Oaks at Mesa *	Mesa	Oct-2002	66	105	Lease

Arkansas
Trillium Park Retirement ~	Conway	Dec-2005	80	80	Own (3)
Wildflower Retirement ~	Russellville	Dec-2005	80	80	Own (3)
Willow Brook Retirement ~	Fort Smith	Dec-2005	93	93	Own (3)

California
Arbor Gardens at Corona *	Corona	Oct-2004	45	55	Lease (4)
Austin Gardens	Lodi	Apr-2004	30	56	Lease (4)
Creston Village *	Paso Robles	Feb-1998	100	110	Lease (4)
Emerald Hills*	Auburn	Jun-1998	89	98	Lease
Fulton Villa*	Stockton	Mar-1995	80	80	Lease (2)
Loyalton of Folsom *	Folsom	Jan-2002	98	113	Lease (4)
Loyalton of Rancho Solano *	Fairfield	Mar-1998	172	189	Lease (4)
The Palms at Loma Linda	Loma Linda	Dec-2003	140	220	Own (3)
The Springs at Oceanside *	Oceanside	Dec-2003	113	236	Own (3)
The Terrace *	Grand Terrace	Mar-1996	87	87	Lease (4)
Villa Del Rey	Escondido	Mar-1997	84	84	Lease (2)

Colorado
Loyalton of Broadmoor ~	Colorado Springs	Dec-2003	37	45	Own (3)

Connecticut
Cold Spring Commons *	Rocky Hill	Apr-1997	80	88	Lease

Delaware
Gardens at Whitechapel	Newark	Oct-1995	100	110	Lease (4)
Green Meadows at Dover *	Dover	Jul-1998	52	63	Lease

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Florida
Barrington Place *	Lecanto	May-1996	79	120	Lease (4)
Beneva Park Club	Sarasota	Jul-1995	96	102	Option/Manage
College Park Club *	Bradenton	Jul-1995	85	93	Option/Manage
La Casa Grande *	New Port Richey	May-1997	200	235	Lease (2)
Park Club of Brandon	Brandon	Jul-1995	88	88	Lease (4)
Park Club of Fort Myers *	Ft. Myers	Jul-1995	77	82	Lease (4)
Park Club of Oakbridge *	Lakeland	Jul-1995	88	88	Lease (4)
River Oaks *	Englewood	May-1997	155	200	Lease (2)
Springtree *	Sunrise	May-1996	179	246	Lease (4)
Stanford Centre *	Altamonte Springs	May-1997	118	180	Lease (2)
The Colonial Park Club *	Sarasota	Aug-1996	88	90	Lease (4)
The Lakes *	Ft. Myers	Jun-2000	154	190	Lease (4)
The Lodge at Mainlands *	Pinellas Park	Aug-1996	154	162	Option/Manage
The Pavillion at Crossing Pointe ~ *	Orlando	Jul-1995	174	190	Lease (4)
Village Oaks at Conway *	Orlando	Oct-2002	66	103	Lease
Village Oaks at Melbourne	Melbourne	Oct-2002	66	103	Lease
Village Oaks at Orange Park	Orange Park	Oct-2002	66	103	Lease
Village Oaks at Southpoint *	Jacksonville	Oct-2002	66	103	Lease
Village Oaks at Tuskawilla	Winter Springs	Oct-2002	66	105	Lease

Georgia
Heritage Hills ~	Columbia	Apr-2004	30	56	Lease (4)

Idaho
Highland Hills	Pocatello	Oct-1996	49	55	Lease (4)
Juniper Meadows ~	Lewiston	Nov-1997	82	90	Lease (2)
Loyalton of Coeur d'Alene ~	Coeur d' Alene	Mar-1996	108	114	Lease (4)
Ridge Wind ~	Chubbuck	Aug-1996	80	106	Lease (4)
Summer Wind ~	Boise	Sep-1995	49	53	Lease

Illinois
Canterbury Ridge *	Urbana	Nov-1998	101	111	Lease (4)
Loyalton of Rockford *	Rockford	Jun-2000	100	110	Lease (4)
Loyalton of Joliet ~	Joliet	Oct-2004	100	120	Lease (4)

Indiana
Meridian Oaks *	Indianapolis	Oct-2002	77	111	Lease
Village Oaks at Fort Wayne *	Fort Wayne	Oct-2002	66	105	Lease
Village Oaks at Greenwood *	Indianapolis	Oct-2002	66	105	Lease

Iowa
Silver Pines *	Cedar Rapids	Jan-1995	80	80	Lease (2)

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Kansas
Elm Grove Estates ~ *	Hutchinson	Apr-1997	121	133	Lease (4)
Liberal Springs	Liberal	Dec-2003	44	56	Own (3)
The Fairways of Augusta	Augusta	Dec-2003	21	27	Own (3)

Kentucky
Stonecreek Lodge	Louisville	Apr-1997	80	88	Lease

Louisiana
Kingsley Place at Alexandria *	Alexandria	May-2002	80	96	Lease
Kingsley Place at Lafayette *	Lafayette	May-2002	80	96	Lease
Kingsley Place at Lake Charles *	Lake Charles	May-2002	80	96	Lease
Kingsley Place at Shreveport *	Shreveport	May-2002	79	79	Lease (4)

Maryland
Emerald Estates *	Baltimore	Oct-1999	120	134	Manage
Loyalton of Hagerstown	Hagerstown	Jul-1999	100	110	Lease (4)

Massachusetts
Canterbury Woods *	Attleboro	Jun-2000	130	130	Lease (4)
Meadow Lodge at Drum Hill	Chelmsford	Aug-1997	80	88	Lease (2)
The Lodge at Eddy Pond *	Auburn	Jan-2000	108	110	Lease (2)
The Pines at Tewksbury *	Tewksbury	Jan-1996	49	65	Lease (4)
Woods at Eddy Pond *	Auburn	Mar-1997	80	88	Lease

Mississippi
Loyalton of Biloxi *	Biloxi	Jan-1999	83	91	Lease
Loyalton of Hattiesburg ~	Hattiesburg	Jul-1999	79	83	Lease (4)
Pine Meadows	Hattiesburg	Apr-2004	30	56	Lease (4)
Ridgeland Pointe *	Ridgeland	Aug-1997	79	87	Lease (2)
Silverleaf Manor ~	Meridian	Jul-1998	101	111	Lease (4)
Trace Point ~ *	Clinton	Oct-1999	100	110	Manage

Missouri
Autumn Ridge ~	Herculaneum	Jun-1997	94	94	Lease (4)

Montana
Hunters Glen	Missoula	Sep-2005	101	120	Lease
Springmeadows Residence ~	Bozeman	Apr-1997	74	81	Lease (2)

Nevada
Village Oaks at Las Vegas *	Las Vegas	Oct-2002	66	105	Lease
The Seasons ~ *	Reno	Feb-2002	94	109	Lease (4)

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
New Jersey
Laurel Lake Estates *	Voorhees	Jul-1995	117	119	Lease
Loyalton of Cape May	Cape May	May-2001	100	110	Lease (4)

New York
Bassett Manor * (1)	Williamsville	Nov-1996	103	105	Lease
Bassett Park Manor (1)	Williamsville	Nov-1996	78	80	Lease
Bellevue Manor * (1)	Syracuse	Nov-1996	90	90	Lease
Colonie Manor (1)	Latham	Nov-1996	94	94	Lease
East Side Manor (1)	Fayetteville	Nov-1996	80	88	Lease
Green Meadows at Painted Post (1)	Painted Post	Oct-1995	73	96	Lease
Loyalton of Lakewood	Lakewood	Jul-1999	83	91	Lease (4)
Perinton Park Manor (1)	Fairport	Nov-1996	78	86	Lease
The Landing at Brockport *	Brockport	Jul-1999	84	92	Manage
The Landing at Queensbury *	Queensbury	Nov-1999	84	92	Manage
West Side Manor - Liverpool (1)	Liverpool	Nov-1996	78	80	Lease
West Side Manor - Rochester (1)	Rochester	Nov-1996	72	72	Lease
Woodland Manor (1)	Vestal	Nov-1996	60	116	Lease

North Carolina
Heritage Hills Retirement	Hendersonville	Feb-1996	99	99	Own
Heritage Lodge Assisted Living	Hendersonville	Feb-1996	20	24	Lease
Loyalton of Greensboro	Greensboro	May-2003	50	70	Lease
Pine Park Retirement ~	Hendersonville	Feb-1996	110	110	Lease
The Pines of Goldsboro	Goldsboro	Sep-1998	101	111	Lease (4)

Ohio
Brookside Estates *	Middleberg Heights	Sep-1998	99	101	Lease (4)
Loyalton of Ravenna	Ravenna	May-2003	55	60	Lease
Park Lane ~	Toledo	Jan-1998	92	101	Manage
The Landing at Canton *	Canton	Aug-2000	84	92	Manage

Oregon
Meadowbrook ~	Ontario	Jun-1995	53	55	Lease (4)

Pennsylvania
Green Meadows at Allentown *	Allentown	Oct-1995	76	97	Lease
Green Meadows at Latrobe *	Latrobe	Oct-1995	84	125	Lease
Loyalton of Bloomsburg	Bloomsburg	May-2003	46	67	Lease
Loyalton of Creekview *	Mechanicsburg	May-2003	101	120	Lease
Loyalton of Harrisburg	Harrisburg	May-2003	47	65	Lease

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
South Carolina
Anderson Place - Cottages	Anderson	Oct-1996	75	75	Lease (4)
Anderson Place - Nursing Home #	Anderson	Oct-1996	22	44	Lease (4)
Anderson Place - Summer House ~	Anderson	Oct-1996	30	40	Lease (4)
Bellaire Place	Greenville	May-1997	81	89	Lease (4)
Countryside Park	Easley	Feb-1996	48	66	Lease
Countryside Village Assisted Living *	Easley	Feb-1996	48	78	Lease
Countryside Village Health Center # *	Easley	Feb-1996	24	44	Lease
Countryside Village Retirement ~	Easley	Feb-1996	72	75	Lease
Skylyn Health Center # *	Spartanburg	Feb-1996	26	48	Lease
Skylyn Personal Care	Spartanburg	Feb-1996	115	131	Lease
Skylyn Retirement ~	Spartanburg	Feb-1996	120	120	Lease

Tennessee
Walking Horse Meadows *	Clarkesville	Jun-1997	50	55	Option/Manage

Texas
Amber Oaks ~ *	San Antonio	Apr-1997	163	275	Lease
Beckett Meadows *	Austin	Oct-2002	72	72	Lease (4)
Cambria Lodge *	El Paso	Sep-1996	79	87	Lease
Champion Oaks	Houston	Oct-2002	48	84	Lease
Collin Oaks *	Plano	Oct-2002	78	112	Lease
Creekside	Plano	Apr-2004	30	56	Lease (4)
Desert Springs	El Paso	Apr-2004	30	56	Lease (4)
Dowlen Oaks	Beaumont	Dec-1996	79	87	Lease (4)
Eastman Estates	Longview	Jun-1997	70	77	Lease (4)
Elmbrook Estates	Lubbock	Dec-1996	79	87	Lease (4)
Hamilton House ~ *	San Antonio	Sep-2002	111	123	Lease
Kingsley Place at Henderson *	Henderson	May-2002	57	101	Lease (4)
Kingsley Place at Oakwell Farms *	San Antonio	May-2002	80	160	Lease (4)
Kingsley Place at Stonebridge Ranch *	McKinney	May-2002	80	166	Lease (4)
Kingsley Place at the Medical Center *	San Antonio	May-2002	80	160	Lease (4)
Lakeridge Place *	Wichita Falls	Jun-1997	79	87	Lease (4)
Loyalton of Austin *	Austin	Oct-2002	76	111	Lease
Loyalton of Lake Highlands *	Dallas	Oct-2002	78	112	Lease
Meadowlands Terrace	Waco	Jun-1997	71	78	Lease (4)
Memorial Oaks *	Houston	Oct-2002	68	105	Lease
Myrtlewood Estates *	San Angelo	May-1997	79	87	Lease (4)
Oak Hollow	Bedford	Apr-2004	30	56	Lease (4)
Pinehurst	Tyler	Apr-2004	30	56	Lease (4)
Quail Ridge *	Lubbock	Mar-2005	30	56	Lease (4)
Redwood Springs	San Marcos	Apr-1997	90	90	Lease

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Saddleridge Lodge	Midland	Dec-1996	79	87	Lease (4)
Seville Estates *	Amarillo	Mar-1997	50	55	Lease (4)
Sherwood Place	Odessa	Sep-1996	79	87	Lease
Stonebridge	Dallas	Apr-2004	30	56	Lease (4)
Sugar Land Oaks *	Sugar Land	Oct-2002	75	110	Lease
Tanglewood Oaks *	Fort Worth	Oct-2002	78	112	Lease
The Palisades ~ *	El Paso	Apr-1997	158	215	Lease
Vickery Towers at Belmont ~	Dallas	Apr-1995	301	331	Manage
Village Oaks at Cielo Vista	El Paso	Oct-2002	66	105	Lease
Village Oaks at Farmers Branch *	Farmers Branch	Oct-2002	66	105	Lease
Village Oaks at Hollywood Park *	San Antonio	Oct-2002	66	105	Lease
Woodbridge Estates *	San Antonio	Oct-2002	78	112	Lease

Utah
Emeritus Estates ~ *	Ogden	Feb-1998	83	91	Lease (4)

Virginia
Cobblestones at Fairmont	Manassas	Sep-1996	75	82	Lease (2)
Loyalton of Danville *	Danville	May-2003	68	120	Lease
Loyalton of Harrisonburg	Harrisonburg	May-2003	57	114	Lease
Loyalton of Roanoke	Roanoke	May-2003	65	118	Lease
Loyalton of Staunton *	Staunton	Jul-1999	101	111	Lease (4)
Wilburn Gardens *	Fredericksburg	Jan-1999	101	111	Lease

Washington
Arbor Place at Silverlake	Everett	Jun-1999	101	111	Manage
Cooper George ~	Spokane	Jun-1996	140	158	Partnership
Emeritus Oaks of Silverdale *	Silverdale	Nov-2003	46	52	Lease
Evergreen Lodge	Federal Way	Apr-1996	98	124	Lease (4)
Fairhaven Estates ~	Bellingham	Oct-1996	50	55	Lease (4)
Garrison Creek Lodge ~	Walla Walla	Jun-1996	80	88	Lease
Harbour Pointe Shores ~	Ocean Shores	Feb-1997	50	55	Lease (4)
Kirkland Lodge at Lakeside	Kirkland	Mar-1996	74	84	Lease (2)
Renton Villa ~	Renton	Sep-1993	79	97	Lease
Richland Gardens	Richland	May-1998	100	110	Lease (4)
Seabrook	Everett	Jun-1994	60	62	Lease
The Courtyard at the Willows	Puyallup	Sep-1997	101	111	Lease (2)
The Hearthstone ~	Moses Lake	Nov-1996	84	92	Lease (4)

West Virginia
Charleston Gardens *	Charleston	Aug-2001	100	132	Lease (4)

Total Operating Communities		184	15,095	18,604

~	Currently offers independent living services.

#	Currently operates as a skilled nursing facility.

*	Currently offers memory loss (Alzheimer's or related dementia) care.

(a)	A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b)	“Beds” reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community’s license.

1)	We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent party.

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

Executive Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 29,100 square feet of space. Our lease agreement runs for a term of 10 years, expiring July 2016, and includes one five-year renewal option.

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

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. The verdict was in connection with an action brought by the relatives of a resident at one of our assisted living facilities that alleged negligence related to an incident that occurred in 2003. We believed that this verdict was unjust, that there were substantial grounds for an appeal, and that the damage award was not justified by the facts or the law in the case presented by the plaintiff. We appealed the verdict based on significant legal errors we believe occurred at the trial. We posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years from the date of the verdict. We will not be required to pay additional amounts until the appeal and further litigation is completed or the case is resolved. We have recorded a liability for the amount of the verdict on our consolidated balance sheet for the year ended December 31, 2004, with a corresponding charge on our consolidated statements of operations for the year then ended. We recorded an accrual of $766,000 in 2005 for interest obligations on the judgment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2005.

Executive Officers of Emeritus

The following table presents certain information about our executive officers.

Name	Age	Position

Daniel R. Baty	62	Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom	53	Vice President of Finance, Secretary, and Chief Financial Officer
Gary S. Becker	58	Senior Vice President of Operations
Martin D. Roffe	58	Vice President, Financial Planning
Frank Ruffo, Jr.	63	Vice President, Administration
Suzette McCanless	57	Vice President, Operations -- Eastern Division
P. Kacy Kang	38	Vice President, Operations -- Western Division
Christopher M. Belford	44	Vice President, Operations -- Central Division

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

Gary S. Becker joined Emeritus as Western Division Director in January 1997, was promoted to Vice President, Operations-Western Division in September 1999, and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 31 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. Sun Healthcare Group, Inc. is one of the largest providers of long-term, subacute, and related specialty health care services in the United States.

Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999. Mr. Roffe has 32 years experience in the acute care, long-term care, and senior housing industries. Prior to joining Emeritus, from May 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for the Hillhaven Corporation, where he also held the previous positions of Sr. Application Analyst and Director of Financial Planning. Hillhaven Corporation operated nursing centers, pharmacies, and retirement housing communities.

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

Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President of Operations - Eastern Division, in September 1999. Mrs. McCanless has 24 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., where she also held the previous positions of Administrator and Regional Director of Operations. The business of Beverly Enterprises, Inc. consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics, and rehabilitation therapy services.

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

Christopher M. Belford joined Emeritus as Regional Director of Operations for California in January 2001 and was promoted to Divisional Director of Operations for the Southwest Division in May 2001.  Mr. Belford was then promoted to Vice President of Operations - Central Division in October 2003.  Prior to joining Emeritus, Mr. Belford served as Vice President of Operations for Regent Assisted Living, Inc. from 1996 to 2000 in the Southwest Division.  Mr. Belford operated nursing, assisted, and independent living facilities for ERA Care in the Seattle/Puget Sound area from 1991 to 1996.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the American Stock Exchange under the symbol “ESC” since November 21, 1995, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on AMEX.

	2005		2004
	High	Low	High	Low

First Quarter	$15.52	$11.10	$9.60	$6.65
Second Quarter	$14.20	$12.25	$7.50	$5.70
Third Quarter	$17.74	$14.41	$8.52	$6.01
Fourth Quarter	$21.45	$17.25	$12.90	$8.43

As of February 28, 2006, we had 108 holders of record of our Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2005, are derived from the consolidated financial statements of Emeritus Corporation. The consolidated balance sheets as of December 31, 2005 and 2004, and consolidated statements of operations for each of the years in the three-year period ended December 31, 2005, are included elsewhere in this document.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$387,732	$316,866	$201,690	$149,569	$135,144
Total operating expenses	375,663	316,561	192,079	146,892	128,922
Operating income from continuing operations	12,069	305	9,611	2,677	6,222
Net other income (expense)	11,788	(40,030)	(15,934)	(9,319)	(10,352)
Income (loss) from continuing operations before income taxes	23,857	(39,725)	(6,323)	(6,642)	(4,130)
Provision for income taxes	(9,358)	(1,188)	(418)	-	-
Income (loss) from continuing operations	14,499	(40,913)	(6,741)	(6,642)	(4,130)
Income (loss) from discontinued operations, net of tax benefit	(2,197)	373	(1,340)	187	(892)
Net income (loss)	12,302	(40,540)	(8,081)	(6,455)	(5,022)
Preferred stock dividends	(599)	(3,737)	(6,238)	(7,343)	(6,368)
Gain on repurchase of Series A preferred stock	-	-	14,523	-	-
Net income (loss) to common shareholders	$11,703	$(44,277)	$204	$(13,798)	$(11,390)

Basic income (loss) per common share:
Continuing operations	$1.02	$(4.21)	$0.15	$(1.37)	$(1.03)
Discontinued operations	(0.16)	0.04	(0.13)	0.02	(0.09)
	$0.86	$(4.17)	$0.02	$(1.35)	$(1.12)

Diluted income (loss) per common share:
Continuing operations	$0.81	$(4.21)	$0.14	$(1.37)	$(1.03)
Discontinued operations	(0.12)	0.04	(0.12)	0.02	(0.09)
	$0.69	$(4.17)	$0.02	$(1.35)	$(1.12)

Weighted average number of common shares outstanding:
Basic	13,625	10,623	10,255	10,207	10,162
Diluted	18,305	10,623	11,521	10,207	10,162

Consolidated Operating Data:
Communities we own, lease, or manage (See Item 7)	184	181	175	180	133
Number of units	15,095	14,851	14,845	15,762	12,248

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,413	$10,748	$6,368	$7,301	$10,194
Working capital (deficit)	$(28,808)	$(70,603)	$(38,285)	$(27,618)	$(13,627)
Total assets	$747,770	$718,969	$389,794	$203,820	$168,811
Long-term debt, less current portion	$77,650	$50,528	$136,388	$119,887	$131,070
Capital lease and financing obligations, less current portion	$607,677	$614,046	$215,324	$40,949	$-
Convertible debentures, less current portion	$26,625	$32,000	$32,000	$32,000	$32,000
Redeemable preferred stock	$-	$-	$-	$25,000	$25,000
Shareholders' deficit	$(113,073)	$(128,319)	$(86,927)	$(89,834)	$(78,677)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Emeritus is a Washington corporation organized by Daniel R. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

From 1995 through 1999, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became over-built, creating an environment characterized by sluggish or falling occupancy and market resistance to rate increases. As a result, in 2000 we began an increased focus first on raising our occupancy and later on rate development, operating efficiencies, and cost controls. This focus has continued throughout 2004 and 2005.

We believe the assisted living industry has been improving over the past couple of years and opportunities to improve occupancy and rates, as well as gain greater access to capital are occurring. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. In 2000 and 2001, we operated approximately 130 communities, but in 2003 we increased that to 175, in 2004 to 181 and now in 2005 we have grown to 184 communities. From the end of 2002 to the end of 2004, the communities we manage decreased from 96 to 17 and in 2005 decreased further to 14 communities. Those communities we owned and leased increased from 128 in 2003 to 164 in 2004 and to 170 in 2005, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2006 we expect to continue focusing on increasing occupancy and adjusting rates as necessary, as well as reviewing acquisition opportunities that meet our criteria.

The following table sets forth a summary of our property interests.

	As of December 31,		As of December 31,		As of December 31,
	2005		2004		2003
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	9	707	6	454	19	1,813
Leased (2)	161	12,805	158	12,589	109	8,303
Consolidated Portfolio	170	13,512	164	13,043	128	10,116
Managed/Admin Services (3)	13	1,443	16	1,668	46	4,589
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	184	15,095	181	14,851	175	14,845

Percentage increase (4)	1.7%	1.6%	3.4%	0.0%	(2.8%)	(5.8%)

(1) Owned communities increased in December 2005 due to the acquisition of three communities in Arkansas.
(2) Of the leased communities at December 31, 2005, 77 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 14 leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

(3) One managed building was shut down and sold March 12, 2004; we discontinued management of one facility on October 1, 2004, and one on July 1, 2005.
(4) The percentage increase indicates the change from the prior year.

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

In our consolidated portfolio, our average monthly revenue per unit increased from $2,767 in 2003 to $2,861 in 2004 and to $2,955 in 2005. The change from 2004 to 2005 represents an increase of $94, or 3.3% and from 2003 to 2004, an increase of $94, or 3.4%. This level of increase is partially due to repositioning several groups of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets. In addition, increased competition in certain locations has prevented us from raising rates to the extent we otherwise would have desired.

In our consolidated portfolio, our average occupancy rate was 77.4% in 2003, increasing to 82.2% and 84.4% in 2004 and 2005, respectively. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units as well as our own actions and policies. We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community, as witnessed by the increase in occupancy rates and average monthly revenue per unit from 2003 through 2005.

Since our inception in 1993, we have incurred operating losses and as of December 31, 2005, we had an accumulated deficit of approximately $192.4 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and occupancy rates remaining lower for longer periods than we anticipated.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust Transactions

Beginning in 1999, we managed 46 communities under arrangements with a related investor group (“Emeritrust”) that involved (i) payment of management fees to us (ii) options for us to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities.

Emeritrust I Communities Management.  During the period from 2000 to 2004, the arrangements were modified several times, the options to purchase and funding obligation were terminated, and the number of communities covered declined from 25 to 21. Effective January 2, 2004, the management fee arrangement provided for a flat fee of 5% of gross revenues. The term currently expires March 31, 2006, subject to termination by either party on 90 days notice. On September 30, 2004, 16 communities were leased pursuant to leases discussed below and five communities, which are now owned by Mr. Baty, continued to be managed by us through December 31, 2005. One of these communities was sold to an independent third party effective January 1, 2006, which we continue to manage until they receive licensure and another community was closed January 31, 2006. We received management fees of approximately $516,000, $1.9 million, and $2.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Emeritrust I Communities Lease On September 30, 2004, we completed the first phase of a transaction to lease (“Baty/REIT Lease”) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT for an investment of approximately $170.8 million and are being leased to us. We completed the lease on the first 18 communities on September 30, 2004, consisting of 17 communities we had been managing and one existing lease. One additional community was leased on March 31, 2005, and another one on September 1, 2005. Of the communities included in this lease, 16 were part of the communities referred to above and in past filings with the SEC as the “Emeritrust I communities.” The initial 18 leased communities are accounted for as capital leases. The two additional communities are accounted for as operating leases with escalating rent payments, which are accounted for on a straight-line basis.

The lease of these 20 communities has a term of 15 years, with one 15-year renewal option. The annualized cash lease payment for the communities is approximately $15.5 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. All of the leases are triple-net leases. The 18 initial leases have cross-default provisions and are cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT. All of the leases contain certain financial and other covenants. We have the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing our obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty earned $200,000 and earned $632,000 for the year ended December 31, 2005.

Emeritrust II Communities Management. Through September 30, 2003, we managed the Emeritrust II communities, which included 21 of the 46 Emeritrust communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if we met certain cash flow standards. The management agreement for five of the communities also required us to fund cash operating losses of those communities. Under this arrangement, we received management fees of approximately $2.0 million for the year ended December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $110.0 million and leased them to us. A master lease covers the 21 Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. The lease is accounted for as a capital lease and resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million related to the Emeritrust communities. The lease is for an initial 15-year period, with one 15-year renewal, and grants us a right of first opportunity to purchase any of the Emeritrust II communities if the REIT decides to sell. The lease is a triple-net lease, with initial annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II communities), and periodic escalators of the lesser of three times the change in the consumer price index or 28.67 basis points as calculated with respect to the REIT's investment basis in the properties. The REIT also provided $11.5 million of debt financing secured by our leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT. As part of the transaction, we also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of our common stock. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. We included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs that we amortize over the life of the lease. As of February 3, 2006, 400,000 of the warrants were exercised for proceeds of approximately $3.0 million. On March 8, 2006, we issued 69,169 shares of common stock pursuant to the exercise of warrants to purchase 100,000 shares. The shares were purchased by the holder of the warrants pursuant to a "net exercise" provision of the warrants in which 30,831 shares subject to the warrants were used to pay the exercise price of $760,000. The shares used to pay the exercise price were valued at $24.65 per share under the terms of the warrants.

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

The second transaction, with the same REIT, involved the sale-leaseback of four communities, three of which we owned and one of which we held through a 50% joint venture interest, resulting in net proceeds of $6.6 million. The lease is for a 15-year term with a 15-year extension, is a triple-net lease requiring us to pay

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

all expenses associated with the communities, and provides for an initial base annual rent of approximately $3.5 million, with periodic escalators of the lesser of three times the change in the consumer price index or 25 basis points as calculated with respect to the REIT's investment basis in the properties. As part of the transaction, the joint venture partner was bought out. Prior to this transaction, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million, which was assumed by the REIT in the sale. As a part of the assumption, we provided a letter of credit against the default of the underlying debt and continued a security interest in community receivables and limited guarantees in favor of the debt holder. These features of the transaction constitute continuing involvement for accounting purposes, preclude sale-leaseback accounting, and require us to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to the REIT and their subsequent leasing by us, our consolidated financial statements continue to reflect the communities as owned and we have established a financing obligation equal to the purchase price of approximately $34.6 million.

The third transaction, again with the same REIT, was a mortgage loan for $7.5 million secured by our leasehold interest in the seven communities involved in the first two transactions. The debt matures in August 2006 and required monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the REIT and was restructured in March 2005.

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

Lease of Eight Communities from Baty

On September 30, 2003, we entered into an agreement to lease the eight Horizon Bay communities.  In April 2002, we had originally entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities through the assumption of their respective mortgage debt and lease obligations. The eight communities are comprised of 617 units in Louisiana and Texas. In May 2002, we assigned our rights under these agreements to entities wholly owned by Mr. Baty and entered into five-year management agreements with the Baty entities expiring April 30, 2007, and providing for a management fee of 5% of gross revenue.  Under the September 30, 2003, agreement, the Baty entities assigned, and we assumed, the existing leases relating to seven of the facilities, which were leased from two different lessors. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, we leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). In April 2004, this single community was sold to a REIT as part of the CPM-JEA transaction and became a capital lease as described below. Annual rent relating to the communities is estimated at $4.6 million, with annual adjustments based upon changes in the consumer price index. Although this transaction closed December 31, 2004, the economic and financial

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

terms were effective June 30, 2003. Four of these facilities are capital leases resulting in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheets totaling approximately $23.6 million

Debt Consolidation

In March 2005, we completed a debt restructuring transaction with Healthcare Realty Trust Incorporated (“HRT”) that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt, extended the maturity to March 2008, and improved annual cash flows and earnings by approximately $1.6 million and $550,000, respectively, exclusive of transaction charges, as further described below.

The REIT that financed the Emeritrust II transaction already held $6.8 million of our leasehold mortgage debt that matured in March 2005 and bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the Series A Preferred Stock repurchase in August 2003. On September 30, 2003, these two debt obligations, together with the $11.5 million leasehold mortgage loan related to the Emeritrust II communities, were consolidated into a single $25.8 million leasehold mortgage loan covering the 32 communities and maturing on June 30, 2007 (the ”REIT Loan”). The REIT Loan bore interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated REIT Loan required monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. We elected to make a principal reduction of $6.0 million in August 2004. The balance on the REIT Loan prior to the restructuring was approximately $19.5 million. On March 2, 2005, the REIT Loan was sold to HRT and modified. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008 (the “HRT Loan”). The HRT Loan may not be prepaid without the lender's consent.

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

Alterra Transactions

In December 2003, we paid $7.7 million in cash to acquire an interest in an LLC that acquired Alterra. The members of the LLC consisted of an affiliate of Fortress, NW and us, with original ownership interests of 50%, 25%, and 25%, respectively. Through January 31, 2004, the investment in Alterra was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, we used the equity method of accounting for our LLC membership interest and recorded a portion of Alterra's results of operations in our financial statements. As a consequence, equity losses of approximately $794,000 are included in the consolidated statement of operations for the year ended December 31, 2004, under the caption “Other, net,” which represents our equity portion of Alterra's net losses.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and was no longer a pass-through entity. As a result of this election, on February 1, 2004, we began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In June 2005, Fortress purchased 50% of both NW and our interest in Alterra for $50 million in cash, $25 million each to NW and us. NW, Fortress, and Emeritus Corporation entered into a Membership Interest Purchase Agreement whereby, concurrent with the sale and purchase of the membership interests, the parties entered into an Amended and Restated LLC Agreement (the “Amended LLC”). The resulting membership interests of Fortress, NW, and us were then 75%, 12.5%, and 12.5%, respectively. We recorded a gain of $21.3 million in the condensed consolidated statement of operations for the second quarter ended June 30, 2005, as a result of this transaction.

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

In October 2005, we received a cash dividend of $522,000 and recorded it as a reduction in our investment in Alterra.

In November 2005, we sold our remaining interest in Alterra through the public offering of Brookdale Senior Living, Inc. (“Brookdale”). Our 2,086,000 shares in Brookdale were acquired through the merger of Alterra and Brookdale. We received approximately $36.9 million in cash and recorded a gain of $34.1 million in the consolidated statement of operations for the fourth quarter ended December 31, 2005. We also reversed our $200,000 fair value of the guarantee because no payment was required. In total, we received approximately $62.3 million in cash and recorded gains of approximately $55.4 million in the year ended 2005 related to our investment in Alterra. We have no further ownership interest in Brookdale or any of its subsidiaries.

CPM-JEA Transactions

In April 2004, we completed the lease of 17 facilities in the first stage of a lease of 23 assisted living facilities in 13 states, including nine stand-alone dementia care facilities. The 23 facilities were acquired by an independent REIT for approximately $179.4 million, inclusive of transaction fees, and leased to us. In June 2004, we completed the lease of an additional facility in Missouri. In October 2004, we completed the lease of three facilities located in Illinois, California, and New Jersey, and in March 2005 we entered into the final two leases for facilities located in Washington and Texas. These leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $192.4 million. Thirteen of the 23 communities, twelve of which we managed prior to the transaction, were owned by entities that Mr. Baty controlled and in which he had financial interests collectively referred to as the “Baty Entities.” Nine of the remaining communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, we entered into a management agreement with JEA, a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. We also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Our lease acquisition costs include a $2.7 million cash payment and $1.0 million in promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and have a maturity date of April 1, 2007. In connection with the transaction, we received payment on a $2.7 million note receivable from a separate Baty Entity. The communities are leased under six master leases with the independent REIT, each with a termination date of March 31, 2019, and with three 5-year renewal options. The initial lease rate was 9% with annual fixed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of December 31, 2005, is approximately $1.4 million per month.

HCP Transaction

On July 30, 2004, we completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP), an independent third party, and leased back to us for a 15-year initial lease period with two 10-year renewal options. These properties are included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on nine existing communities were extended 5 years. The lease basis is $83.5 million with an initial rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. Certain features of the transaction, including a guarantee of the lease payments by Mr. Baty and a potential put option under certain defaults, constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting, requiring us to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by us, our consolidated financial statements continue to reflect the communities as owned and establish a financing obligation equal to the purchase price of $83.5 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states. In December 2005, the lease basis was reduced to $80.9 million in connection with the disposition of a community described under "Discontinued Operations" below.

Senior Med Transaction

In January 2000, we purchased a 30% equity interest in SHP for $1.8 million. During 2004, we advanced an additional $356,000. In September 2005, SHP entered into an agreement with Walgreen Company (“Walgreen”) to sell substantially all of the business assets of SHP for cash, assumption of certain liabilities and an ownership interest in Senior Med, LLC, an entity created specifically for this transaction (“Walgreen Transaction”). SHP continues to maintain a 33.3% interest in Senior Med, LLC. The operating agreement for this transaction contains an option to purchase by Walgreen, and a put and call provision for Walgreen and SHP, by which Walgreen could obtain the remaining SHP interest in Senior Med, LLC. Should this provision be exercised, our remaining interest in SHP would be acquired by Walgreen at a price based upon a multiple of revenues as defined in the operating agreement. The agreement also contains a non-compete agreement, which prevents us from providing pharmacy services to the assisted living industry in the U.S., in any manner, for a period of 18 months after we cease to hold any ownership interest in SHP. The Walgreen Transaction resulted in an indirect ownership interest by us of approximately 9.5% in Senior Med, LLC. We recognized equity earnings of $2.4 million, $132,000, and $174,000 in our consolidated statements of operations for the three years ended December 31, 2005, 2004, and 2003, respectively, and received cash distributions of $1.5 million and $798,000 related to the Walgreen Transaction in September and October 2005, respectively.

Arkansas Acquisition

On December 1, 2005, we acquired three communities located in Arkansas, with a capacity of 253 units, for approximately $17.8 million. We financed $15.9 million of the purchase price through mortgage financing with GE Capital. The debt matures in December 2012, bears interest at 6.95% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Sale of Land

On August 12, 2004, we sold undeveloped land located in Grand Terrace, California, for a cash price of approximately $518,000 and recorded a gain, net of closing costs, of $265,000.

On December 20, 2005, we sold an undeveloped parcel of land located in Pima County, Arizona, for a cash price of $524,000 and recorded a gain, net of closing costs of $88,000.

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

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999. Additionally, we issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which has been adjusted to $4.20 due to dilutive stock option transactions. On March 6, 2006, we issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share under the terms of the warrants.

The Series B Stock was entitled to receive quarterly dividends in a combination of cash and additional shares of Series B Stock. The initial rate for the dividend was 6% of the stated value of $1,000 per share, of which 2% was payable in cash and 4% was payable in additional Series B Stock. Starting in January 2004, the dividend rate moved to 7%, of which 3% was payable in cash and 4% in Series B Stock. The Series B Stock provided for an “arrearage rate” if the cash portion of the dividend was not paid, increasing the cash portion of the dividend to 7%. The arrearage rate became effective in October 2000, thus accruing dividends at an 11% rate, 7% in cash and 4% in additional shares of Series B Stock. We had issued the additional Series B Stock dividends on a quarterly basis on the first day of the month after the end of each quarter. However, the cash portion of the dividend had not been paid since 2000, which resulted in an accumulated liability of approximately $10.8 million as of March 31, 2005. For accounting purposes, we had accrued a liability of $11.1 million, which included approximately $358,000 representing a straight-line dividend accrual that was reversed upon closing of this stock transaction. No interest was required to be accrued on the unpaid cash dividends. On June 30, 2005, the Series B Stock was converted into 5,365,746 shares of common stock. In addition, in connection with the conversion, we incurred $265,000 in legal and professional fees.

We borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Stock. Monthly note payments of interest-only are due in arrears on the first day of each month. The note is due in full on June 30, 2008, with no prepayments allowed prior to January 1, 2007, and only upon at least nine months prior written notice. The $10.8 million note contains provisions that modify one multi-community and four individual community leases with the REIT covering

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

12 properties. The loan required additional collateral in the form of a cash deposit of $1.0 million, which was recorded as a restricted deposit in the accompanying consolidated balance sheet.

Convertible Debentures

In November 2005, we completed an offer to exchange our outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity on January 3, 2006. The terms of the existing debentures and the new debentures were substantially the same, except that the maturity of the new debentures was July 1, 2008, instead of January 1, 2006, and the new debentures could not be redeemed at our election. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,210,227 shares of common stock. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured, and subordinated to all our other indebtedness.

Of the $26.6 million of Debentures, $20.8 million are owned by directors and officers or their affiliates. Saratoga, two of whose representatives are directors, owns $5.0 million of the Debentures. Affiliates of Mr. Baty and Stanley L. Baty, a director, own $15.8 million of the Debentures.

Mr. Baty beneficially owns approximately 30.2% of our common stock. Saratoga beneficially owns approximately 31.6% of our common stock and is represented on our board by two directors. Together the Baty Entities and Saratoga beneficially own approximately 78.1% of Outstanding Debentures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes the transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2003		19	109		128	47	175
Madison Glen - disposition	Mar-04	-	-		-	(1)	(1
March 31, 2004		19	109		128	46	174
CPM-JEA transactions	Apr-04	-	16	[1]	16	(8)	8
Autumn Ridge	Jun-04	-	1	[1]	1	(1)	-
The Terrace	Jun-04	-	1	[1]	1	(1)	-
June 30, 2004		19	127		146	36	182
HCP Transaction - sale-leaseback	Jul-04	(11)	11	[2]	-	-	-
Scottsdale Royale - sold	Aug-04	(1)	-		(1)	-	(1
Baty/REIT Lease	Sep-04	-	17	[1]	17	(17)	-
September 30, 2004		7	155		162	19	181
Manor at Essington	Oct-04	-	1	[1]	1	-	1
Arbor Gardens at Corona	Oct-04	-	1	[1]	1	-	1
Willows at York - disposition	Oct-04	-	-		-	(1)	(1
Loyalton of Cape May	Oct-04	-	1	[1]	1	(1)	-
Hearthside of Issaquah - disposition	Nov-04	(1)	-		(1)	-	(1
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182
-			-		-	-	-
June 30, 2005		6	161		167	15	182
Regent Court of Kent - disposition	Jul-05	-	-		-	(1)	(1
Hunter's Glen - Missoula	Sep-05	-	1		1	-	1
September 30, 2005		6	162		168	14	182
Arkansas Transaction	Dec-05	3	-		3	-	3
Concorde - disposition	Dec-05	-	(1)	[3]	(1)	-	(1
December 31, 2005		9	161		170	14	184

[1]These leases are accounted for as capital leases in our consolidated statements as capital leases.
[2]These 11 leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
[3]Concorde was reflected in our consolidated financial statements as an owned community because of accounting requirements related to sale-leaseback accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Discontinued Operations

On August 9, 2004, we sold a facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, we leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, we committed to sell another facility (“Hearthside of Issaquah”), which under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” qualified as an asset held for sale. A current asset of $7.9 million was recorded on our financial statements and we discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004. Since we had a continuing involvement in the community until such time as the buyer was granted an operating license on January 7, 2005, we deferred the gain of $1.3 million until that point. In December 2005, we sold the Concorde community in Las Vegas, Nevada. During the second and third quarter an impairment loss of $4.3 million was recorded related to Concorde. Both the impairment loss and the loss on sale are recorded in discontinued operations. All three transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations is reported as a separate line item in the consolidated statement of operations. Approximately $1.1 million of tax benefit was recorded to discontinued operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three Months ended		Twelve Months ended
	December 31, 2005		December 31, 2005
	2005	2004	2005	2004
Total revenue:
Hearthside of Issaquah	$-	$297	$-	$2,936
Scottsdale Royale	-	-	-	305
Concorde	312	258	1,361	1,068
Total	$312	$555	$1,361	$4,309

Net income (loss):
Hearthside of Issaquah	$-	$(32)	$1,319	$313
Scottsdale Royale	-	(3)	3	679
Concorde	(80)	(187)	(4,650)	(619)
Federal and state income tax effect of discontinued operations	1,131	-	1,131	-
Total	$1,051	$(222)	$(2,197)	$373

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

•
We formed a wholly owned captive insurance company domiciled in the U.S. for commercial general and professional liability insurance. The insurance policy issued by the captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. We accrue losses based upon actuarial estimates of the total aggregate liability for claims occurring within the year, plus captive related expenses. Losses, whether within the self-insured retention, the policy limits, or exceeding policy limits, are covered through a self-insurance pool agreement, which includes our managed communities on a per unit of capacity basis. Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination. The captive was capitalized and the premium structure established pursuant to regulatory requirements. We pay premiums based in part on a fixed schedule and in part as losses are actually paid. The captive is subject to regulatory agency oversight and is reviewed for compliance with applicable law. Results from these reviews may change the timing or amount of subsequent funding. During 2005, we acquired commercial general liability insurance separate from the captive.

•
For health insurance, we self-insure each covered member up to a certain level above which for certain covered members a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

•
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York (for a part of 2005), and the compulsory State Funds of Washington, Ohio, and West Virginia) through a high deductible, collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. We contract with an independent third-party administrator to administer the claims; and claim expenses are paid from the collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis based on actual payroll. The posted collateral is carried as an asset on the balance sheet and is reduced as claims are paid from the account by the administrator. At policy expiration each year, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, then the benefit of any over-collateralization will inure to the Company. For part of 2005, we insured occupational injuries and illness in New York through participation in a self-insured group pool on a guaranteed cost insurance policy basis, with the premium payable monthly. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims, and claim expenses are paid by the insurer. During 2005, New York was added to our collateralized insurance policy discussed above. For work-related injuries in Texas, we provide work related injury benefits through a qualified “Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan.” Claim expenses are paid as incurred and estimated losses are accrued on a monthly basis based on actual payroll. An insurance policy is in place to cover liability losses in excess of a deductible amount. We contract with an independent third-party administrator to manage the claims. The cost of this insurance is accrued monthly. We also contract with an independent third-party to certify the actuarial estimate of ultimate losses for workers’ compensation.

•
We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life. To the extent such things as actual volatility or life of the options is different from estimated, amounts expensed will be more or less than would have been recorded otherwise. We implemented SFAS No. 123R January 1, 2006.

•
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized which at this time shows a net asset valuation of zero. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made. Primarily due to the gain on sale of our investment in Alterra, we have utilized all our available tax loss and tax credit carryforwards in 2005.

•
We account for impairment of long-lived assets, which include property and equipment and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed quarterly or whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual communities. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

•
We account for leases as either operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property, or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property. Those leases that meet one of the criteria described above cannot be.

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

•
Our accounting policy regarding contingent liabilities is to recognize those obligations if they are probable and estimable in accordance with SFAS 5 Accounting for Contingencies based on management’s best estimate of the ultimate outcome. If a legal judgment is rendered against us, then we believe that we have a probable liability and we accrue the full amount.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Common-size Statements of Operations and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period:

				Year-to-Year
	Percentage of Revenues			Percentage Change
	Years Ended December 31,			Fav / (Unfav)
	2005	2004	2003	2005-2004	2004-2003

Revenues	100.0%	100.0%	100.0%	22.4%	57.1%
Expenses:
Community operations*	66.3	69.2	60.7	(17.2)	(79.3)
General and administrative	8.0	8.3	11.9	(17.4)	(9.3)
Depreciation and amortization	11.9	10.3	5.9	(42.4)	(174.1)
Facility lease expense	10.6	12.1	16.7	(8.0)	(13.5)
Total operating expenses	96.8	99.9	95.2	(18.7)	(64.8)
Operating income (loss) from continuing operations	3.2	0.1	4.8	N/A	(96.8)
Other income (expense)
Interest income	0.4	0.2	0.3	153.3	(10.4)
Interest expense	(12.9)	(13.3)	(9.2)	(18.8)	(126.7)
Gain on sale of investment in Alterra Healthcare Corporation	14.2	-	-	N/A	N/A
Equity earnings in Senior Healthcare Partners, LLC	0.6	-	-	N/M	(24.1)
Other, net	0.7	0.5	0.9	82.5	(21.6)
Net other income (expense)	3.0	(12.6)	(8.0)	N/A	(151.2)
Income (loss) from continuing operations
before income taxes	6.2	(12.5)	(3.2)	N/A	(528.3)
Provision for income taxes	(2.4)	(0.4)	(0.2)	(687.7)	(184.2)
Income (loss) from continuing operations	3.8	(12.9)	(3.4)	N/A	(506.9)
Income (loss) from discontinued operations, net of tax benefit	(0.6)	0.1	(0.6)	(689.0)	N/A
Net income (loss)	3.2%	(12.8%)	(4.0%)	N/A	(401.7%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the Years Ended December 31, 2005 and 2004

Total Operating Revenues:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Community revenue	$378,906	$305,827	$73,079	23.9%
Other service fees	6,845	6,361	484	7.6%
Total community revenues	385,751	312,188	73,563	23.6%
Management fees	1,981	4,678	(2,697)	(57.7%)
Total operating revenues	$387,732	$316,866	$70,866	22.4%

This increase in community revenues of $73.6 million is primarily due to additional revenues related to the acquisition or lease of 45 communities from January 1, 2004, to the end of 2005. Of the 45 communities, we had formerly managed 30. These additional communities represent an increase in revenue of approximately $61.6 million for 2005. The remaining increase of $12.0 million, or 3.8%, is primarily due to an increase in occupancy rate and average revenue per unit, offset by hurricane-related revenue losses of approximately $750,000 primarily from the temporary closure of our Biloxi community. Our occupancy rate for all communities, including the 45 additional communities, increased by 2.2 percentage points to 84.4% for 2005 from 82.2% for 2004. Occupancy grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels. Average monthly revenue per unit for all communities, including the 45 additional communities, was $2,955 for 2005 compared to $2,861 for 2004, an increase of approximately $94, or 3.3%. The increase in revenue per unit was primarily attributable to rate increases in the previously existing communities and higher occupancy in our higher rate memory loss units, augmented by the acquisition or leasing of additional communities with higher revenues per unit than in existing communities.

Management fees decreased by $2.7 million in the year ended December 31, 2005, primarily due to the termination of management agreements related to 33 communities, 30 of which we now lease.

Community Operations:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Community operations	$257,078	$219,405	$37,673	17.2%

Excluding expense related to professional liability insurance, which is described separately below, community operating expense increased $50.9 million. This was primarily due to the acquisition or lease of 45 communities referred to above, which accounted for approximately $38.6 million of the increase. The balance of the increase of $12.3 million is associated with the previously existing communities and was primarily related to increases in personnel costs of $6.9 million, utilities of $1.3 million, and repairs and maintenance of $1.3 million. Food costs, supplies, contracted services, property taxes, marketing, vehicle expense, and business licenses and taxes also increased.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Accrual of adverse judgment	$-	$18,680	$(18,680)	(100.0%)
Additional accrual for settlement experience	5,008	-	5,008	N/A
Other liability insurance	6,883	6,438	445	6.9%
Liability insurance	$11,891	$25,118	$(13,227)	(52.7%)

Liability insurance for all communities, both acquired and previously existing, was $11.9 million for 2005 and $25.1 million for 2004. The expense for 2004 included $18.7 million related to the adverse judgment against us as described under "Legal Proceedings." The expense for 2005 included a $5.0 million increase related to settlement experience of claims originating in 2003 and 2004 and other general increases of approximately $445,000.

Hurricanes Katrina, Rita and Wilma caused physical damage to several of our communities located in Mississippi, Texas, Louisiana, and Florida. Most of the losses were within our insurance deductibles and we will incur the cost to repair the damage. Our Biloxi, Mississippi, community sustained significant damage and will be out of operation for approximately nine months. In addition, we incurred costs associated with evacuations and relocation of residents, as well as other uninsured costs. As a result of the hurricanes, we realized losses of approximately $1.0 million in 2005, an increase of $663,000 from similar losses of approximately $323,000 in 2004.

Community operating expenses as a percentage of total operating revenue decreased to 66.3% in 2005 from 69.2% in 2004, primarily as a result of the additional insurance costs in 2004. Excluding the reserves and accruals related to the litigation referred to above, community operating expenses as a percentage of total operating revenue would have been 63.3% in 2004.

General and Administrative:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

General and administrative	$30,843	$26,274	$4,569	17.4%

General and administrative (G&A) expenses for the year ended December 31, 2005, increased $4.6 million, or 17.4%. As a percentage of total operating revenues, G&A expenses decreased to 8.0% for 2005, compared to 8.3% for 2004, primarily as a result of increased revenue arising from the acquisition or lease of the 45 communities referred to above. We experienced increases of approximately $2.4 million in personnel costs, which represented both added personnel and compensation increases. The rest of the increase was primarily due to increases in professional consulting and accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 and related securities laws and increased oversight of our risk management programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Depreciation and amortization	$46,277	$32,492	$13,785	42.4%

Depreciation and amortization for the year ended December 31, 2005, increased $13.8 million primarily as the result of depreciation arising from capital lease treatment associated with the leasing of 40 additional communities since January 1, 2004. In 2005, this represented 11.9% of total operating revenues compared to 10.3% for 2004.

Facility Lease Expense:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Facility lease expense	$41,465	$38,390	$3,075	8.0%

Facility lease expense for the year ended December 31, 2005, increased $3.1 million, or 8.0%. Approximately $2.1 million of the increase represents rental expense from three communities: one community we began leasing in March 2005, one community we began leasing in September 2005, and one other community we began leasing in June 2004. The balance of the increase is attributable to performance-based lease inflators of existing leases. We leased 77 communities under operating leases as of December 31, 2005, compared to 75 communities as of December 31, 2004. Facility lease expense as a percentage of revenues was 10.6% and 12.1% for the years ended December 31, 2005 and 2004, respectively.

Interest Income:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Interest income	$1,507	$595	$912	153.3%

Interest income for the year ended December 31, 2005, was $1.5 million versus $595,000 for the year ended December 31, 2004. This increase was primarily attributable to interest earned on significantly higher balances in interest-bearing accounts in 2005 as compared to 2004, including restricted deposits and workers’ compensation collateral accounts. The additional invested cash came primarily from proceeds of $62.3 million on the sale of our Alterra investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Interest Expense:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Interest expense	$50,144	$42,198	$7,946	18.8%

Interest expense for the year ended December 31, 2005, increased $7.9 million, or 18.8%. This increase is primarily comprised of interest on capital leases of $9.5 million primarily due to the acquisition of 40 additional communities under capital leases since January 1, 2004, interest of $544,000 from the new $10.8 million HRT loan, and interest of $766,000 related to the Texas judgment, partially offset by a decrease in amortization of loan fees of $2.1 million, and a decrease in other interest expense due to the refinancing of our $21.4 million HRT loan. As a percentage of total operating revenues, interest expense decreased to 12.9% from 13.3% for the year ended December 31, 2005 and 2004, respectively.

Other, net:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Other, net	$2,630	$1,441	$1,189	82.5%

Other, net income increased by $1.2 million for the year ended December 31, 2005. The 2005 balance consists primarily of $2.2 million in amortization of deferred gains on sale, $285,000 in late fees charged on resident balances, and an $88,000 gain on the sale of undeveloped land. The 2004 balance primarily consists of $2.2 million in amortization of deferred gains on sale, $310,000 in late fees charged on resident balances, a $265,000 gain on the sale of undeveloped land, offset by our equity portion of Alterra’s net losses totaling $794,000 and an impairment loss on assets previously held for development of $447,000.

Income taxes:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Provision for income taxes	$9,358	$1,188	$8,170	687.7%

The provision for income taxes for the year ended December 31, 2005, of $9.4 million was principally due to the gain on the sale of our investment in Alterra. The provision for income taxes for the year ended December 31, 2004, was principally due to the HCP sale-leaseback of properties occurring in July 2004 that generated approximately $32.0 million of taxable gain.  This gain and other taxable income create 2005 Federal regular tax and 2004 Federal alternative minimum tax and state income and franchise tax liabilities of approximately $9.4 million and $1.2 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Net Income (Loss) and Property-Related Expense:

In comparing the net income for 2005 to the net loss for 2004, management believes it is important to consider the impact of lease accounting on our property-related expenses, which includes depreciation and amortization, facility lease expense, and interest expense that is directly related to our communities. The property-related expenses directly associated with our accounting for leases, which includes operating leases, capital leases, financing leases, and straight-line accounting for rent escalators for many of our operating leases, is presented in the table below. These lease accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$46,277	$32,492	$13,785	42.4%
Facility lease expense	41,465	38,390	3,075	8.0%
Interest expense	50,144	42,198	7,946	18.8%
Total property-related expense	$137,886	$113,080	$24,806	21.9%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$38,884	$24,959	$13,925	55.8%
Interest expense	42,197	28,688	13,509	47.1%
Straight-line lease expense	925	538	387	71.9%
Operating lease expense	40,540	37,852	2,688	7.1%
Total property-related lease expense	122,546	92,037	30,509	33.1%
Actual lease payments	(98,823)	(75,195)	(23,628)	31.4%
Expense in excess of lease payments	$23,723	$16,842	$6,881	40.9%

Our property-related expense for 2005 was $137.9 million, of which $122.5 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period were $98.8 million. Our property-related expense for 2004 was $113.1 million, of which $92.0 million was associated with our leases. Our actual capital and operating lease payments for this period was $75.2 million.  The increase of $24.8 million in total property-related expense is due primarily to the acquisition and lease of 45 additional communities since January 1, 2004.  The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $23.7 million for the year ended December 31, 2005, compared to $16.8 million for the year ended December 31, 2004, an increase of $6.9 million.  This increase is primarily attributable to capital lease accounting treatment of leases for 40 of the 45 communities referred to above.

It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income (Loss) from Discontinued Operations:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Income (loss) from discontinued operations, net of tax benefit	$(2,197)	$373	$(2,570)	(689.0%)

Discontinued operations for the year ended December 31, 2005, included a loss on sale of one facility of $4.6 million, partially offset by a gain on sale of another facility of approximately $1.3 million and federal income tax benefits realized of approximately $1.1 million. The year ended December 31, 2004, included a gain on sale of one facility of approximately $687,000. The remaining difference is due to the differences in operating income or loss between the two years for the period the facilities were actually operating.

Preferred dividends:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Preferred dividends	$599	$3,737	$(3,138)	(84.0%)

The preferred dividends for the year ended December 31, 2005, were lower because the Series B Stock was converted to common stock on June 30, 2005, no dividends were required to be accrued for the second quarter based on the terms of the agreement, and the previously accrued dividends due to straight-lining were reversed upon conversion and offset against the dividends from the first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the Years Ended December 31, 2004 and 2003

Total Operating Revenues:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Community revenue	$305,827	$187,089	$118,738	63.5%
Other service fees	6,361	4,358	2,003	46.0%
Total community revenues	312,188	191,447	120,741	63.1%
Management fees	4,678	10,243	(5,565)	(54.3%)
Total operating revenues	$316,866	$201,690	$115,176	57.1%

Community revenue and other service revenue for the year ended December 31, 2004, increased by $120.7 million, or 63.1%. This increase was primarily due to additional revenue related to the acquisition or lease of 81 communities from January 1, 2003, to the end of 2004, of which 43 occurred prior to December 31, 2003. Of the 81 communities, we had formerly managed 57. These additional communities represented an increase in revenue of approximately $110.7 million for 2004. The remaining increase of $10.0 million, or 8.3%, was primarily due to an increase in occupancy rate and average revenue per unit. Our occupancy rate increased by 4.8 percentage points to 82.2% for 2004 from 77.4% for 2003. Occupancy grew from marketing initiatives in existing communities and from the acquisition or leasing of additional communities with higher occupancy levels. Average monthly revenue per unit was $2,861 for 2004 compared to $2,767 for 2003, an increase of approximately $94, or 3.4%. Revenue per unit was adversely affected by restructured pricing, including the offering of incentives in certain competitive markets to induce improved occupancy levels. The increase in revenue per unit was primarily attributable to recognition of previously deferred move-in fees that was higher in 2004 than in 2003.

Management fees decreased by $5.6 million in the year ended December 31, 2004, primarily due to the termination of management agreements related to 78 communities, 57 of which we now lease.

Community Operations:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Community operations	$219,405	$122,352	$97,053	79.3%

Community operating expenses for the year ended December 31, 2004, increased $97.0 million, or 79.3%. This increase was primarily due to the acquisition or lease of 81 communities referred to above, which accounted for approximately $70.9 million of the increase. Additional liability insurance expense of $18.7 million was recorded primarily related to the adverse judgment against us as described under "Legal Proceedings." The balance of the increase in community operating expenses of $7.4 million was due to increases in personnel costs and increases in insurance, repairs and maintenance, food services, utilities, supplies, bad debts, and property taxes. Excluding the reserves and accruals related to the litigation referred to above, community operating expenses as a percentage of total operating revenue increased to 63.3% in 2004 from 60.7% in 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

General and Administrative:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

General and administrative	$26,274	$24,041	$2,233	9.3%

General and administrative (G&A) expenses for the year ended December 31, 2004, increased $2.2 million, or 9.3%. As a percentage of total operating revenues, G&A expenses decreased to 8.3% for 2004, compared to 11.9% for 2003, primarily as a result of increased revenue arising from the acquisition or lease of the 81 communities referred to above. We experienced increases of approximately $1.7 million in personnel costs, which represented both added personnel and compensation increases (including a salary for Mr. Baty, who received no salary prior to 2004). The rest of the increase was primarily due to increases in legal and accounting fees related to our restated financial statements and compliance with the Sarbanes-Oxley Act of 2002 and related securities laws. Since approximately 9.4% of the communities we operated were managed rather than owned or leased at December 31, 2004 (26.9% at December 31, 2003), G&A expense as a percentage of operating revenues for all communities, including managed communities for which the operating revenue was not included in our consolidated financial statements, a non-GAAP measure, may be more meaningful for industry-wide and year-to-year comparisons. These percentages were 6.6% and 6.3% for 2004 and 2003, respectively.

Depreciation and Amortization:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Depreciation and amortization	$32,492	$11,855	$20,637	174.1%

Depreciation and amortization for the year ended December 31, 2004, increased $20.6 million primarily as the result of depreciation arising from capital lease treatment associated with the leasing of 64 additional communities since January 1, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003, the CPM/JEA transaction at April 1, 2004, and the Emeritrust I communities lease at October 1, 2004), and depreciation associated with five communities acquired from Alterra through mortgage financing in December 2003, all of which are discussed in "Significant Transactions.” In 2004, this represents 10.3% of total operating revenues compared to 5.9% for 2003.

Facility Lease Expense:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Facility lease expense	$38,390	$33,831	$4,559	13.5%

Facility lease expense for the year ended December 31, 2004, increased $4.6 million, or 13.5%. Approximately $3.6 million of the increase represents rental expense from the eight communities we began leasing in May 2003, four communities which we began leasing in December 2003, and a single community we began leasing in June 2004. The balance of the increase was attributable to performance-based lease

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

inflators of existing leases. We leased 75 communities under operating leases as of December 31, 2004, compared to 76 communities as of December 31, 2003. Facility lease expense as a percentage of revenues was 12.1% and 16.7% for the years ended December 31, 2004 and 2003, respectively.

Interest Income:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Interest income	$595	$664	$(69)	(10.4%)

Interest income for the year ended December 31, 2004, was $595,000 versus $664,000 for the year ended December 31, 2003. This decrease was primarily attributable to an interest-bearing note that was paid off in the first quarter of 2004.

Interest Expense:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Interest expense	$42,198	$18,611	$23,587	126.7%

Interest expense for the year ended December 31, 2004, increased $23.6 million, or 126.7%. Of this amount, $2.1 million resulted from the write off of loan fees associated with the financing transaction involving 11 communities completed in July 2004. The balance of the increase of $21.5 million was primarily attributable to interest resulting from capital lease and financing treatment associated with the leasing of 64 additional communities since January 1, 2003 (the Emeritrust II communities lease at September 30, 2003, the lease of four of the eight communities from Baty at December 31, 2003, the CPM/JEA transactions at April 1, 2004, HCP transactions at July 30, 2004 and the Emeritrust I communities lease at October 1, 2004), and mortgage interest expense resulting from the acquisition of five communities in December 2003, all of which are discussed in "Significant Transactions.” As a percentage of total operating revenues, interest expense increased to 13.3% from 9.2% for the year ended December 31, 2004 and 2003, respectively.

Other, net:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Other, net	$1,441	$1,839	$(398)	(21.6%)

Other, net income decreased by $398,000 for the year ended December 31, 2004. The amount for 2004 primarily consisted of a gain of $265,000 related to the sale of undeveloped land, amortization of deferred gains of approximately $2.2 million, $310,000 in late fees charged on resident balances, partially offset by our equity portion of Alterra’s net losses totaling $794,000, and an impairment loss on assets previously held for development of $447,000. We changed our policy in relation to charging resident late fees on delinquent rent in October 2003, which resulted in income of $310,000 and $61,000 in 2004 and 2003, respectively. The amount for 2003 consisted primarily of a gain of $1.4 million on the sale of our investment in ARV Assisted Living common stock in April 2003, amortization of deferred gains of approximately $962,000 related to two transactions, offset by equity investment losses of $317,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income taxes:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Provision for income taxes	$1,188	$418	$770	184.2%

The provision for income taxes for the year ended December 31, 2004, was principally due to the HCP sale-leaseback of properties occurring in July 2004 that generated approximately $32.0 million of taxable gain.  This gain and other taxable income create Federal alternative minimum tax and state income and franchise tax liabilities of approximately $1.2 million. The 2003 provision for income taxes related to sale-leaseback of properties that occurred in the third quarter of 2003.

Net Loss and Property-Related Expense:

In comparing the net losses for 2004 and 2003, management believes it is important to consider the impact of lease accounting treatment on our property-related expenses, which includes depreciation and amortization, facility lease expense and interest expense that is directly related to our communities. The property related expenses directly associated with our accounting for leases, which includes operating leases, capital leases, financing, and straight-line accounting for rent escalators for many of our operating leases is presented in the table below. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$32,492	$11,855	$20,637	174.1%
Facility lease expense	38,390	33,831	4,559	13.5%
Interest expense	42,198	18,611	23,587	126.7%
Total property-related expense	$113,080	$64,297	$48,783	75.9%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$24,959	$5,115	$19,844	388.0%
Interest expense	28,688	5,776	22,912	396.7%
Straight-line lease expense	538	524	14	2.7%
Operating lease expense	37,852	33,307	4,545	13.6%
Total property-related lease expense	92,037	44,722	47,315	105.8%
Actual lease payments	(75,195)	(41,043)	(34,152)	83.2%
Expense in excess of lease payments	$16,842	$3,679	$13,163	357.8%

Our property-related expense for 2004 was $113.1 million, of which $92.0 million was associated with our leases due to the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period was $75.2 million. Our property-related expense for 2003 was $64.3 million, of which $44.7 million was associated with our leases. Our actual lease payments for this period were $41.0 million.  The increase of $48.8 million in total property-related expense was due primarily to the acquisition and lease of 81 additional communities since January 1, 2003.  The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $16.8 million for the year ended December 31, 2004, compared to $3.7 million for the year ended December 31, 2003, an increase of $13.1 million.  This increase was primarily attributable to capital lease accounting treatment of leases for 64 of the 81 communities referred to above.

It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income (Loss) from Discontinued Operations:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Income (loss) from discontinued operations	$373	$(1,340)	$1,713	N/A

Discontinued operations for the year ended December 31, 2004, included a gain on sale of one facility of approximately $687,000 and for the year ended December 31, 2003, included a loss on impairment of an asset of $950,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Preferred dividends:
	Year Ended December 31,
	2004	2003	$ Δ	% Δ
	(in thousands)

Preferred dividends	$3,737	$6,238	$(2,501)	(40.1%)

This decrease of $2.5 million in preferred dividends was primarily due to a decrease of $2.3 million in dividends for the Series A preferred stock and an decrease of $198,000 in dividends for the Series B preferred stock. The Series A preferred stock was repurchased in July and August 2003. Since the second quarter of 2000, we have not declared cash dividends on our preferred stock but have been accruing such accumulated and unpaid dividends. The terms of our preferred stock provided that accumulated and unpaid dividends accrue at a higher rate than dividends that are paid currently. The amount of dividends attributable to such higher rates was $1.4 million and $1.7 million for 2004 and 2003, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Three months ended December 31, 2005 and 2004

We operated 123 owned or leased communities, which we have operated on a comparable basis during both the three months ended December 31, 2005 and 2004, and are defined as “Same Communities.” Since our Biloxi community suffered significant damage from Katrina and will be out of operation for approximately nine months, we have excluded it from this comparison. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses and any reserve related to the adverse judgment against us as described under "Legal Proceedings," for the three months ended December 31, 2005 and 2004.
	Three Months ended December 31,
	(In thousands)
			$ Δ	% Δ
	2005	2004	Fav / (Unfav)	Fav / (Unfav)
Revenue	$69,457	$68,005	$1,452	2.1%
Community operations *	(46,886)	(44,294)	(2,592)	(5.9)
Community operating income	22,571	23,711	(1,140)	(4.8)
Depreciation & amortization	(5,632)	(5,409)	(223)	(4.1)
Facility lease expense	(9,582)	(9,185)	(397)	(4.3)
Operating income	7,357	9,117	(1,760)	(19.3)
Interest expense, net	(6,828)	(8,040)	1,212	15.1
Operating income after interest expense	$529	$1,077	$(548)	(50.9%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

The same communities represented $69.5 million or 70.0% of our total revenue of $99.2 million for the fourth quarter of 2005. Same community revenues increased by $1.5 million or 2.1% for the quarter ended December 31, 2005, from the comparable period in 2004. This was primarily due to the increase in the average monthly revenue per unit to $2,957 in the fourth quarter of 2005 from $2,825 in the fourth quarter of 2004. This was an increase of $132, or 4.7%, and accounted for an increase of $3.2 million, partially offset by a decrease in average occupancy which decreased to 82.5% in the fourth quarter of 2005 from 84.4% in the fourth quarter of 2004, accounting for a decrease of approximately $1.7 million. Community operating expenses increased by $2.6 million, primarily driven by increases in salaries and personnel costs, utilities, repairs and maintenance, and food costs. Facility lease expense for the fourth quarter of 2005 increased primarily due to various rent escalators related to certain leased facilities. Interest expense decreased by $1.2 million primarily due to the general pay down of principal on existing debt balances. For the quarter ended December 31, 2005, our operating income after interest expense decreased to $529,000 from $1.1 million for the comparable period of 2004, primarily as a result of a combination of decreased occupancy, increased community operating expenses, and increased facility lease expense, partially offset by an increase in rates and a decrease in interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Year ended December 31, 2005 and 2004

We operated 123 owned or leased communities, which we have operated on a comparable basis during both the twelve months ended December 31, 2005 and 2004, and are defined as “Same Communities.” Since our Biloxi community suffered significant damage from Katrina and will be out of operation for approximately nine months, we have excluded it from this comparison. The following table sets forth a comparison of same community results of operations, excluding general and administrative expenses and any reserve related to the adverse judgment against us as described under "Legal Proceedings," for 2005 and 2004.

	Year Ended December 31,
	(In thousands)
			$ Δ	% Δ
	2005	2004	Fav / (Unfav)	Fav / (Unfav)
Revenue	$274,551	$259,845	$14,706	5.7%
Community operations *	(183,166)	(168,053)	(15,113)	(9.0)
Community operating income	91,385	91,792	(407)	(0.4)
Depreciation & amortization	(22,184)	(21,406)	(778)	(3.6)
Facility lease expense	(37,713)	(36,695)	(1,018)	(2.8)
Operating income	31,488	33,691	(2,203)	(6.5)
Interest expense, net	(27,436)	(30,399)	2,963	9.7
Operating income after interest expense	$4,052	$3,292	$760	23.1%

* exclusive of depreciation and amortization and facility lease expense shown separately below

The same communities represented $274.6 million or 70.8% of our total revenue of $387.7 million for the year ended December 31, 2005. Same community revenues increased by $14.7 million or 5.7% for the year ended December 31, 2005, from the year ended December 31, 2004. The increase in occupancy to 83.4% in 2005 from 81.4% in 2004 accounted for approximately $5.7 million of the increase. We also had an increase in same community average monthly revenue per unit to $2,888 for 2005, from $2,792 for 2004. This is an increase of $96, or 3.4%, and accounted for approximately $9.0 million of the increase.

Community operating expenses included liability insurance costs of $8.5 million and $5.5 million in 2005 and 2004, respectively. The expense for 2005 included a $3.5 million increase related to settlement experience of claims originating in 2003 and 2004.  Excluding liability insurance expenses, community operating expenses increased to $174.7 million in 2005 from $162.5 million in 2004, or $12.2 million. The increases in community operating expenses were primarily driven by increases in salaries and personnel costs, utilities, repairs and maintenance, and other operating expense categories to a lesser degree. Facility lease expense for the year ended December 31, 2005, increased primarily due to variable rent escalators related to certain leased communities. Interest expense decreased from 2004 to 2005 by $3.0 million primarily due to the write off of $2.1 million of loan fees associated with a financing transaction in July 2004, with the remainder due to the general pay down of principal on existing debt balances over the year.

For the year ended December 31, 2005, our operating income after interest expense increased $760,000 to $4.1 million from $3.3 million for 2004, primarily as a result of a combination of increased average annual occupancy and rates, and a decrease in interest expense, partially offset by increased community operating and lease expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources

For the year ended December 31, 2005, net cash provided by operating activities was $12.2 million compared to $22.2 million for the prior year, a decline of $10.0 million. The change in operating assets and liabilities was approximately $28.2 million in 2004 and approximately $8.9 million in 2005, or a difference of $19.3 million between the years. Our accrual for professional and general liability insurance increased by approximately $22.1 million in 2004, which included the $18.7 million Texas jury verdict accrual, and increased by approximately $1.4 million in 2005, representing $20.7 million of the $19.3 million change between years in our operating assets and liabilities. We paid claims and expenses of approximately $10.1 million in 2005 related to professional and general liability insurance, and paid approximately $4.5 million in 2004, an increase in use of cash of $5.6 million.

Net cash provided by investing activities amounted to $50.9 million for the year ended December 31, 2005, and was comprised primarily of proceeds from sale of our investment in Alterra of $62.3 million and distributions from SHP of $2.4 million, partially offset by the acquisition of property and equipment and construction expenditures of $11.7 million and management and lease acquisition costs of $2.2 million.

Net cash used in investing activities amounted to $3.4 million for the year ended December 31, 2004, and was comprised primarily of management and lease acquisition costs of $8.8 million, the acquisition of property and equipment and construction expenditures of $6.6 million, and advances to affiliates of $2.1 million, which was partially offset by proceeds from sale of property and equipment of $11.4 million and collection of a note receivable of $2.7 million.

For the year ended December 31, 2005, net cash used in financing activities was $17.4 million. We incurred new long-term borrowings of $32.2 million to refinance $21.3 million in debt, pay $100,000 in financing costs, and pay $10.8 million in accumulated preferred dividends. In addition, we made scheduled principal payments of $1.9 million on long-term debt, $16.1 million on capital lease and financing obligations, and paid $2.0 million for restricted deposits, of which $1.0 million related to new borrowings and the balance in lease deposits. We received proceeds and tax benefits of approximately $3.2 million from the exercise of stock options and paid $731,000 in other debt and financing costs.

For the year ended December 31, 2004, net cash used in financing activities was $14.3 million. We incurred new long-term borrowings of $26.6 million to refinance $23.0 million in debt and fund transaction costs of approximately $3.6 million. In addition, we made scheduled principal payments of $3.1 million on long-term debt, retired $7.1 million in long-term debt and paid $8.8 million on capital lease and financing obligations. We received proceeds of approximately $1.5 million from the exercise of stock options and paid $489,000 in restricted deposits and other debt and financing costs.

For the year ended December 31, 2005, we did not generate sufficient cash from operating activities to meet all our principal payment obligations on long-term debt, capital and financing leases and capital expenditure requirements contained in many of our leases. In 2006, we have payment obligations for long-term debt and capital and financing leases totaling approximately $27.2 million. We have $56.4 million of available cash at December 31, 2005, to fund any 2006 payment requirements in excess of cash generated from operations, but will need to improve our operating performance or seek other sources of cash to continue to meet our payment obligations in future years.

We have incurred significant operating losses since our inception and have a working capital deficit of $28.8 million at December 31, 2005. Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid. The result is in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $14.5 million of deferred revenue and unearned rental income. The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

except for any possible settlement on the Texas jury verdict, for which we accrued approximately $18.7 million in 2004 and paid a deposit to the court of $1.7 million in 2005, and debt maturities of $80.9 million scheduled to be due in 2008.

As discussed above, while our occupancy and revenue per unit grew from the comparable prior year period, they grew more slowly than our targeted growth. While there is some indication that this is characteristic of the assisted living industry, we are responding through increased marketing initiatives, programs that address resident mix, increased maintenance and capital expenditures and other community level expenses to attract additional long-term residents. We believe that these initiatives will have a positive impact on operating performance over time.

Additionally due to the adverse judgment against us as discussed above and described under “Legal Proceedings” an additional reserve was recorded at December 31, 2004, for $18.7 million in accordance with our self-insured pool agreement as discussed under "Summary of Significant Accounting Policies and Use of Estimates." We believed there were substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. We appealed the verdict and in March 2005 posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years from the date of the verdict. We are not required to pay additional amounts until the appeal and further litigation is completed or the case is resolved. At this time, we can not predict when the case will be resolved.

During 2005, we sold our investment in Alterra for approximately $62.3 million in cash, which had a significant positive effect on our cash position and our working capital deficit and provides funds to meet our payment obligations while we work to improve operating performance.

For most of 2005, we had $32.0 million principal amount of 6.25% convertible subordinated debentures that matured January 1, 2006. Of the full principal amount, $5.4 million was paid at maturity in January 2006. The remaining $26.6 million principal amount of debentures were replaced with new 6.25% convertible subordinated debentures that are due July 1, 2008, pursuant to an exchange offer completed by us in November 2005. (See note “(9) Convertible Debentures” of “Notes to Consolidated Financial Statements.”)

In 2005, 2004, and 2003, we reported positive net cash from operating activities in our consolidated statements of cash flows. However, the cash flows have not always been sufficient to pay all our long-term obligations and we have been dependent upon third party financing or disposition of assets to fund operations. We cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In 2002, and continuing through 2005, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2007 or thereafter, at which time we will need to refinance or otherwise repay the obligations. As a consequence of our property and lease transactions in 2005, our long-term debt has increased from $54.7 million at December 31, 2004, to $80.5 million at December 31, 2005. Our obligations under operating leases have increased from $321.9 million to $338.9 million, and our capital lease and financing obligations have decreased from $629.5 million to $626.7 million. In particular, the number of communities we lease increased from 109 at December 31, 2003, to 161 at December 31, 2005. We believe that, on the basis of the operating results of these communities (many of which we managed) prior to the commencement of the leases, the cash flow from such communities will be adequate to support the increased lease obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of our properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, we are required to maintain the leased properties in a reasonable and prudent manner. For the year ended December 31, 2005, we were in violation of one or more covenants in certain of our leases, but

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

obtained waivers from the owners such that we were still deemed to be in compliance and thus, were not in default.  The waivers expire on January 1, 2007.

Management believes that we will be able to sustain positive operating cash flow or have adequate cash reserves for all necessary investing and financing activities including required debt service and capital expenditures through at least 2006.

The following table summarizes our contractual obligations at December 31, 2005, exclusive of the refinancing discussed above (In thousands):

	Principal Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, including current portion	$80,475	$2,825	$57,614	$1,924	$18,112
Capital lease and financing obligations including current portion	626,705	19,028	47,870	62,227	497,580
Operating leases	338,911	40,851	82,443	84,854	130,763
Convertible debentures	32,000	5,375	26,625	-	-
	$1,078,091	$68,079	$214,552	$149,005	$646,455

The following table summarizes interest on our contractual obligations at December 31, 2005, (In thousands):

	Interest Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$13,735	$5,363	$7,451	$738	$183
Capital lease and financing obligations	365,452	41,247	78,456	71,529	174,220
Convertible debentures	5,160	1,832	3,328	-	-
	$384,347	$48,442	$89,235	$72,267	$174,403

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement requires us to recognize expense for compensation cost related to share-based payments, including stock options and employee stock purchase plans, in our consolidated statement of operations. SFAS No. 123R would eliminate our ability to account for share-based awards to employees using Accounting Principles Board ("APB") Opinion 25, “Accounting for Stock Issued to Employees” and would require that the transactions use a fair value method as of the grant date. SFAS No. 123R addresses the accounting for transactions in which we receive employee services in exchange for equity instruments or liabilities that are based on the fair value of our equity instruments or that may be settled through the issuance of such equity instruments. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. Under the new rule, we are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. We have determined that we will adopt the “modified prospective” method in implementing SFAS No. 123R. Using this method and the current assumptions used in the pro forma disclosure, we expect the stock compensation expense amounts to be similar to the current pro forma disclosures under SFAS No. 123.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. The fair value of the liability should be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. In the event the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why it cannot be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We were required to implement this Interpretation as of December 31, 2005, and the effect on our consolidated financial statements was not material.

Impact of Inflation

To date, inflation has not had a significant impact on Emeritus. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 14.4% of revenues for the year ended December 31, 2005. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments entered into for purposes other than trading that are sensitive to changes in interest rates. For our debt and capital lease and financing obligations, the table presents principal repayments in thousands of dollars and current weighted averages of interest rates on these obligations as of December 31, 2005.

	Expected maturity date (In thousands)
	2006	2007	2008	2009	2010	Thereafter	Total	Fair value	Average interest rate
Long-term debt:
Fixed rate	$2,825	$3,341	$54,273	$1,620	$304	$18,112	$80,475	$78,583	8.76%
Capital lease and financing obligations	$19,028	$22,231	$25,639	$29,197	$33,030	$497,580	$626,705	$469,152	6.66%
Convertible debentures	$5,375	$-	$26,625	$-	$-	$-	$32,000	$32,000	6.25%

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. We manage this risk by obtaining fixed rate borrowings when possible. At December 31, 2005, we had no variable rate borrowings.

However, we do have certain operating lease obligations based on LIBOR, with a LIBOR cap of approximately 5.3%. As LIBOR rates increase above the current level, we will be exposed to higher lease expense costs. As of December 31, 2005, the LIBOR rate was 4.4%. If LIBOR interest rates were to increase to the cap, our annual facility lease expense would increase and net income would decrease by approximately $820,000. This amount is determined by considering the impact of hypothetical interest rates on these operating lease obligations as of December 31, 2005, and does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2005. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Report of Independent Registered Public Accounting Firm are listed after Item 15 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b) Management’s report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal controls. In our Form 10K dated December 31, 2004, the Company’s management identified several issues relating to improvement of our internal controls over financial reporting. Since that time, we have implemented various changes to our internal controls responding to these issues, as follows:

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

Management believes these changes to be effective, and has evaluated the effectiveness of the Company's internal controls through December 31, 2005. Through the Company’s ongoing evaluation process, management has identified and implemented improvements in internal control procedures in the fourth quarter of 2005 to enhance the effectiveness of those controls, and will continue to make additional changes as appropriate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to "Executive Officers of the Registrant" in Part I of this Form 10-K and in our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2005, including the 1995 Stock Incentive Plan, including directors, and the Employee Stock Purchase Plan. The material terms of each of these plans and arrangements are described in note “(12) Shareholders’ Deficit” to “Notes to Consolidated Financial Statements.”

			Number of shares remaining		Total of
	Number of shares to be		available for future issuance		shares
	issued upon exercise of	Weighted-average exercise	under equity compensation		reflected in
	outstanding options,	price of outstanding options,	plans (excluding shares		columns (a)
	warrants and rights	warrants and rights	reflected in column (a)		and (c)
Plan Category	(a)	(b)	(c)		(d)

Equity compensation plans
approved by shareholders	1,349,381	$3.81	419,935	(1)	1,769,316

Equity compensation plans
not approved by shareholders	-	-	-		-

Total	1,349,381	$3.81	419,935		1,769,316

__________________

(1) Represents 205,935 shares available for purchase under the Employee Stock Purchase Plan and 214,000 shares available for grant under the 1995 Stock Incentive Plan, which includes director stock options.

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

(3)	EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

			Footnote
Number		Description	Number
3.1		Restated Articles of Incorporation of registrant (Exhibit 3.1).	(2)
3.2		Amended and Restated Bylaws of the registrant (Exhibit 3.2).	(1)
4.1		Forms of 6.25% Convertible Subordinated Debenture due 2006 (Exhibit 4.1).	(2)
4.2		Indenture dated February 15, 1996, between the registrant and Fleet National Bank ("Trustee") (Exhibit 4.2).	(2)
	4.2.1	Indenture Dated November 23, 2005 between the registrant and U.S. Bank ("Trustee")	(65)
4.3		Preferred Stock Purchase Agreement (including Designation of Rights and Preferences of Series A Convertible Exchangeable
		Redeemable Preferred Stock of Emeritus Corporation Agreement, Registration of Rights Agreement and Shareholders
		Agreement) dated October 24, 1997, between the registrant ("Seller") and Merit Partners, L.L.C. ("Purchaser") (Exhibit 4.1).	(12)
4.6	Agreement Regarding 6.25% Convertible Subordinated Debenture due 2006 entered into as of June 30, 2005 is between Emeritus Corporation
	(the "Company"), Saratoga Partners IV, LP, Saratoga Management Company LLC, Saratoga Coinvestment IV LLC (collectively, the "Saratoga
		Entities"), Columbia Select, L.P. and Catalina General, L.P. (collectively, the "Baty Entities").	(57)
	4.6.1	AMENDED AND RESTATED AGREEMENT REGARDING 6.25% CONVERTIBLE SUBORDINATED DEBENTURES
		DUE 2006 entered into as of October 14, 2005 is between Emeritus Corporation (the "Company"), Saratoga Partners IV,
		L.P., Saratoga Management Company LLC, Saratoga Coinvestment IV LLC (collectively, the "Saratoga Entities"),
		Columbia Select, L.P. and Catalina General, L.P. (collectively, the "Baty Entities").	(60)
4.7	Agreement Regarding Series B Convertible Preferred Stock entered into as of June 30, 2005 between Emeritus Corporation, Saratoga Partners IV,
		LP, Saratoga Management Company LLC and Saratoga Coinvestment IV LLC. SEE EXHIBIT 10.85
10.1		Amended and Restated 1995 Stock Incentive Plan (Exhibit 99.1).	(14)
10.2		Stock Option Plan for Nonemployee Directors (Exhibit 10.2).	(2)
10.3		Form of Indemnification Agreement for officers and directors of the registrant (Exhibit 10.3).	(1)

Footnote
Number	Description	Number

10.4	Noncompetition Agreements entered into between the registrant and each of the following individuals:
	10.4.1	Daniel R. Baty (Exhibit 10.4.1),	(2)
	10.4.2	Raymond R. Brandstrom (Exhibit 10.4.2)	(2)
	10.4.3	and Frank A. Ruffo (Exhibit 10.4.3).	(2)
10.9	Rosewood Court in Fullerton, California, the Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
	Washington, Seabrook in Everett, Washington, Laurel Lake Estates in Voorhees, New Jersey, Green Meadows--
	Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York, Heritage Health Center in
	Hendersonville, North Carolina. The following agreements are representative of those executed in connection with
	these properties:
	10.9.1	Lease Agreement dated March 29, 1996, between the registrant ("Lessee") and Health Care Property Investors,
		Inc. ("Lessor")(Exhibit 10.10.1).	(3)
	10.9.2	First Amendment Lease Agreement dated April 25, 1996, by and between the registrant ("Lessee") and Health
		Care Property Investors, Inc. ("Lessor") (Exhibit 10.10.2).	(3)
	10.9.3	Amended and Restated Master Lease Agreement dated September 18, 2002, between Health Care Property
		Investors, Inc., HCPI Trust, Texas HCP Holding, L.P. ("Lessor") and Emeritus Corporation, ESC III, L.P.
		("Lessee").	(27)
	10.9.4	Promissory Note between Emeritus Corporation ("Maker") Health Care Property Investors, Inc. ("Lender"), dated
		September 18, 2002.	(27)
10.11	Summer Wind in Boise, Idaho
	10.11.1	Lease Agreement dated as of August 31, 1995, between AHP of Washington, Inc. and the registrant (Exhibit
		10.18.1).	(1)
	10.11.2	First Amended Lease Agreement dated as of December 31, 1996, by and between the registrant and AHP of
		Washington, Inc. (Exhibit 10.16.2).	(5)
10.13	The Palisades in El Paso, Texas, Amber Oaks in San Antonio, Texas and Redwood Springs in San Marcos, Texas. The
	following agreements are representative of those executed in connection with these properties.
	10.13.1	Lease Agreement dated April 1, 1997, between ESC III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee") and Texas
		HCP Holding , L.P. ("Lessor") (Exhibit 10.4.1).	(6)
	10.13.2	First Amendment to Lease Agreement dated April 1, 1997, between Lessee and Texas HCP Holding , L.P. Lessor
		(Exhibit 10.4.2).	(6)
	10.13.3	Guaranty dated April 1, 1997, by the registrant ("Guarantor") in favor of Texas HCP Holding , L.P. (Exhibit 10.4.3).	(6)
	10.13.4	Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding , L.P.
		("Assignee") (Exhibit 10.4.4).	(6)
10.15	Green Meadows Communities
	10.15.1	Consent to Assignment of and First Amendment to Asset Purchase Agreement dated September 1, 1995, among
		the registrant, The Standish Care Company and Painted Post Partnership, Allentown Personal Car General
		Partnership, Unity Partnership, Saulsbury General Partnership and P. Jules Patt (collectively, the "Partnerships"),
		together with Asset Purchase Agreement dated July 27, 1995, among The Standish Care Company and the
		Partnerships (Exhibit 10.24.1).	(1)
	10.15.2	Agreement to Provide Administrative Services to an Adult Home dated October 23, 1995, between the registrant
		and P. Jules Patt and Pamela J. Patt (Exhibit 10.24.6).	(1)
	10.15.3	Assignment Agreement dated October 19, 1995, between the registrant, HCPI Trust and Health Care Property
		Investors, Inc. (Exhibit 10.24.8).	(1)
	10.15.4	Assignment and Assumption Agreement dated August 31, 1995, between the registrant and The Standish Care
		Company (Exhibit 10.24.9).	(1)
	10.15.5	Guaranty dated October 19, 1995, by Daniel R. Baty in favor of Health Care Property Investors, Inc., and HCPI

Footnote
Number	Description	Number

		Trust (Exhibit 10.24.10).	(1)
	10.15.6	Guaranty dated October 19, 1995, by the registrant in favor of Health Care Property Investors, Inc. (Exhibit
		10.24.11).	(1)
	10.15.7	Second Amendment to Agreement to provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.2).	(10)
10.16	Carolina Communities
	10.16.1	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Countryside
		Facility (Exhibit 10.23.1).	(2)
	10.16.3	Promissory Note dated as of January 26, 1996, in the amount of $3,991,190 from Heritage Hills Retirement, Inc.
		("Borrower") to Health Care Property Investors, Inc. ("Lender") (Exhibit 10.23.4).	(2)
	10.16.4	Loan Agreement dated January 26, 1996, between the Borrower and the Lender (Exhibit 10.23.5).	(2)
	10.16.5	Guaranty dated January 26, 1996, by the registrant in favor of the Borrower (Exhibit 10.23.6).	(2)
	10.16.6	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated as of January 26, 1996, by
		and among Heritage Hills Retirement, Inc. ("Grantor"), Chicago Title Insurance Company ("Trustee") and Health
		Care Property Investor, Inc. ("Beneficiary") (Exhibit 10.23.7).	(2)
	10.16.7	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Heritage Lodge Facility (Exhibit 10.23.8).	(2)
	10.16.8	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Pine Park Facility (Exhibit 10.23.9).	(2)
	10.16.9	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Skylyn Facility
		(Exhibit 10.23.10).	(2)
	10.16.10	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Summit Place
		Facility (Exhibit 10.23.11).	(2)
	10.16.11	Amendment to Deed of Trust dated April 25, 1996, between Heritage Hills Retirement, Inc. ("Grantor"), and
		Health Care Property Investors, Inc. ("Beneficiary") (Exhibit 10.21.12).	(5)
10.18	Garrison Creek Lodge in Walla Walla, Washington, Cambria in El Paso Texas, and Sherwood Place in Odessa,
	Texas. The following agreements are representative of those executed in connection with these properties:
	10.18.1	Lease Agreement dated July, August and September 1996, between the registrant ("Lessee") and American Health
		Properties, Inc. ("Lessor") (Exhibit 10.3.1).	(4)
	10.18.2	First Amendment to Lease Agreement dated December 31, 1996, between the registrant ("Lessee") and AHP of
		Washington, Inc, ("Lessor") (Exhibit 10.35.2).	(5)
10.2	Rosewood Court in Fullerton, California, The Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
	Washington, Seabrook in Everett, Washington and Laurel Lake Estates in Voorhees, New Jersey, Green Meadows--
	Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York. The following agreements are
	representative of those executed in connection with these properties:
	10.20.1	Second Amended Lease Agreement dated as of December 30, 1996, by and between the registrant and Health
		Care Property Investors, Inc. (Exhibit 10.37.1).	(5)
10.21	Cooper George Partners Limited Partnership
	10.21.2	Partnership Interest Purchase Agreement dated June 4, 1998, between Emeritus Real Estate L.L.C. IV ("Seller")
		and Columbia Pacific Master Fund 98 General Partnership ("Buyer") (Exhibit 10.3.2).	(15)
	10.21.4	Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited Partnership dated
		June 29, 1998, between Columbia Pacific Master Fund '98 General Partnership, Emeritus Real Estate IV, L.L.C.
		and Bella Torre De Pisa Limited Partnership (Exhibit 10.3.4).	(15)
10.22	Registration Rights Agreement dated February 8, 1996, with respect to the registrant's 6.25% Convertible Subordinated
	Debentures due 2006 (Exhibit 10.44).		(2)

Footnote
Number	Description	Number

10.23	Registration Rights Agreement dated February 8, 1996, with respect to the registrant's 6.25% Convertible Subordinated
	Debentures due 2006 (Exhibit 10.45).		(2)
10.24	Office Lease Agreement dated April 29, 1996, between Martin Selig ("Lessor") and the registrant ("Lessee") (Exhibit 10.8)		(3)
10.25	Colonie Manor in Latham, New York, Bassett Manor in Williamsville, New York, West Side Manor in Liverpool,
	New York, Bellevue Manor in Syracuse, New York, Perinton Park Manor in Fairport, New York, Bassett Park
	Manor in Williamsville, New York, Woodland Manor in Vestal, New York, East Side Manor in Fayetteville, New
	York and West Side Manor in Rochester, New York. The following agreement is representative of those executed in
	connection with these properties:
	10.25.1	Lease Agreement dated September 1, 1996, between Philip Wegman ("Landlord") and Painted Post Partners
		("Tenant") (Exhibit 10.4.1).	(4)
	10.25.2	Agreement to Provide Administrative Services to an Adult Home dated September 2, 1996, between the registrant
		and Painted Post Partners ("Operator") (Exhibit 10.4.2).	(4)
	10.25.3	First Amendment to Agreement to Provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.1).	(10)
10.26	Columbia House Communities.
	10.26.1	Management Services Agreement between the Registrant ("Manager") and Columbia House, L.L.C. ("Lessee")
		dated November 1, 1996, with respect to Camlu Retirement (Exhibit 10.6.1).	(4)
	10.26.2	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Lessee") with respect to York.	(13)
	10.26.4	Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Autumn Ridge (Exhibit 10.3.1).	(9)
	10.26.6	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Camlu Coeur d'Alene, L.L.C.
		with respect to Camlu.	(13)
	10.26.7	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Autumn Ridge Herculaneum,
		L.L.C. with respect to Autumn Ridge.	(13)
	10.26.8	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Park Lane	(13)
10.27	Vickery Towers in Dallas, Texas
	10.27.1	Partnership Interest Purchase and Sale Agreement dated June 4, 1998, between ESC GP II, Inc. and Emeritus
		Properties IV, Inc. (together "Seller") and Columbia Pacific Master Fund 98 General Partnership and Daniel R.
		Baty (together "Purchaser") (Exhibit 10.4.1).	(15)
	10.27.2	Amended and Restated Agreement of Limited Partnership of ESC II, LP dated June 30, 1998, between Columbia
		Pacific Master Fund '98 General Partnership and Daniel R. Baty (10.4.2).	(15)
	10.27.3	Agreement to Provide Management Services To An Independent and Assisted Living Facility dated June 30,
		1998, between ESC II, LP ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).	(15)
10.29	Development Properties in Auburn, Massachusetts, Louisville, Kentucky and Rocky Hill, Connecticut. The following
	agreements are representative of those executed in connection with these properties:
	10.29.1	Lease Agreement dated February 1996, between the registrant ("Lessee") and LM Auburn Assisted Living L.L.C.,
		and LM Louisville Assisted Living L.L.C., ("Landlords") with respect to the development properties in Auburn
		and Louisville (Exhibit 10.58.1).	(5)
	10.29.2	Amended and Restated Lease Agreement dated February 26, 1996, between the registrant ("Lessee") and LM
		Rocky Hill Assisted Living Limited Partnership, ("Landlord") with respect to the development property in Rocky
		Hill (Exhibit 10.58.2).	(5)

Footnote
Number	Description	Number

	10.29.3	Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted Living
		L.L.C., ("Landlord") with respect to the development property in Chelmsford (Exhibit 10.58.3).	(5)
	10.29.4	Promissory Note in the amount of $1,255,000 dated December 1996, between the registrant ("Lender") and LM
		Auburn Assisted Living L.L.C., ("Borrower") with respect to the development property in Auburn (Exhibit
		10.58.4).	(5)
	10.29.5	Promissory Note in the amount of $1,450,000 dated January 1997, between the registrant ("Lender") and LM
		Louisville Assisted Living L.L.C., ("Borrower") with respect to the development property in Louisville (Exhibit
		10.58.5).	(5)
	10.29.6	Promissory Note in the amount of $1,275,000 dated January 1997, between the registrant ("Lender") and LM
		Rocky Hill Assisted Living Limited Liability Partnership, ("Borrower") with respect to the development property
		in Rocky Hill (Exhibit 10.58.6).	(5)
	10.29.7	Promissory Note in the amount of $300,000 dated January 1997, between the registrant ("Lender") and LM
		Chelmsford Assisted Living L.L.C., ("Borrower") with respect to the development property in Chelmsford
		(Exhibit 10.58.7).	(5)
	10.29.8	Real Estate Purchase and Sale Agreement under the purchase option on the lease dated January 1, 2000, between
		Auburn Land L.L.C. ("Seller") and Emeritus Properties XIV, L.L.C. ("Buyer") dated August 26, 2002.	(27)
	10.29.9	Sublease Termination and Release Agreement between Sage Assisted Living L.L.C. ("Landlord") and Emeritus
		Properties XIV, L.L.C. ("Tenant") dated August 26, 2002.	(27)
	10.29.10	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Auburn, Massachusetts, Facility dated August 28, 2003.	(32)
	10.29.11	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Louisville, Kentucky, Facility dated August 28, 2003.	(32)
	10.29.12	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Rocky Hill, Connecticut, Facility dated August 28, 2003.	(32)
	10.29.13	Second Amendment to Lease Agreement between HCRI Eddy Pond Properties Trust ("Landlord") and the
		Registrant ("Tenant") with respect to the Auburn, Massachusetts, Facility dated June 30, 2003.	(32)
	10.29.14	Second Amendment to Lease Agreement between HCRI Stone Creek Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Louisville, Kentucky, Facility dated June 30, 2003.	(32)
	10.29.15	Second Amendment to Lease Agreement between HCRI Cold Spring Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Rocky Hill, Connecticut, Facility dated June 30, 2003.	(32)
	10.29.16	Promissory Note in the amount of $3,100,000 dated August 28, 2003, between the registrant ("Borrower") and
		Health Care REIT, Inc.. ("Lender") secured by the mortgage on the Ridgeland, Mississippi property.	(32)
10.31	Senior Management Employment Agreements and Amendments entered into between the registrant and each of the
	following individuals:
	10.31.1	Frank A. Ruffo (Exhibit 10.6.2) and Raymond R. Brandstrom (Exhibit 10.6.5).	(9)
	10.31.2	Raymond R. Brandstrom (Exhibit 10.11.1) and Frank A. Ruffo (Exhibit 10.11.3)	(9)
10.32	La Casa Grande in New Port Richey, Florida, River Oaks in Englewood, Florida, and Stanford Centre in Altamonte
	Springs, Florida. The following agreements are representative of those executed in connection with these properties.
	10.32.1	Stock Purchase Agreement dated September 30, 1996, between Wayne Voegele, Jerome Lang, Ronald Carlson,
		Thomas Stanford, Frank McMillan, Lonnie Carlson, and Carla Holweger ("Seller") and the registrant
		("Purchaser") with respect to La Casa Grande (Exhibit 10.1).	(7)
	10.32.2	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to La Case Grande (Exhibit 10.2).	(7)

Footnote
Number	Description	Number

	10.32.3	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to La
		Casa Grande (Exhibit 10.2).	(7)
	10.32.4	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to River Oaks (Exhibit 10.4).	(7)
	10.32.5	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to
		Stanford Centre (Exhibit 10.5).	(7)
	10.32.6	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to Stanford Centre (Exhibit 10.6).	(7)
10.33	Painted Post Partnership
	10.33.1 Painted Post Partners Partnership Agreement dated October 1, 1995 (Exhibit 10.24.7).		(1)
	10.33.2	First Amendment to Painted Post Partners Partnership Agreement dated October 22, 1996, between Daniel R.
		Baty and Raymond R. Brandstrom (Exhibit 10.20.20).	(5)
	10.33.3	Indemnity Agreement dated November 3, 1996, between the registrant and Painted Post Partners (Exhibit 10.3).	(10)
	10.33.4	First Amendment to Indemnity Agreement dated January 1, 1997, between the registrant and Painted Post
		Partners (Exhibit 10.4).	(10)
	10.33.5	Undertaking and Indemnity Agreement dated October 23, 1995, between the registrant, P. Jules Patt and Pamela J.
		Patt and Painted Post Partnership (Exhibit 10.5).	(10)
	10.33.6	First Amendment to Undertaking and Indemnity Agreement dated January 1, 1997, between Painted post Partners
		and the registrant (Exhibit 10.6).	(10)
	10.33.7	First Amendment to Non-Competition Agreement between the registrant and Daniel R. Baty (Exhibit 10.1.1) and
		Raymond R. Brandstrom (Exhibit 10.1.2).	(11)
10.34	Ridgeland Court in Ridgeland, Mississippi
	10.34.1	Master Agreement and Subordination Agreement dated September 5, 1997, between the registrant, Emeritus
		Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.1).	(12)
	10.34.2	License Agreement dated September 5, 1997, between the registrant and its subsidiary and affiliated corporations
		and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.2).	(12)
	10.34.3	Economic Interest Assignment Agreement and Subordination Agreement dated September 5, 1997, between the
		registrant, Emeritus Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.3).	(12)
	10.34.4	Operating Agreement for Ridgeland Assisted Living, L.L.C. dated December 23, 1998, between the registrant,
		Emeritrust Properties XI, L.L.C. and Mississippi Baptist Medical Enterprises, Inc. (Exhibit 10.46.4)	(16)
	10.34.5	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C..
		(Exhibit 10.46.5).	(16)
	10.34.6	Purchase and Sale Agreement by and between Mississippi Baptist Medical Enterprises, Inc. ("Seller"), ESC-
		RIDGELAND, LLC ("Purchaser"), Emeritus Properties XI, LLC ("Emeritus XI"), and Ridgeland Assisted Living
		LLC ("Company") dated September 29, 2003.	(32)
	10.34.7	Lease Agreement between HCRI Ridgeland Pointe Properties, LLC ("Landlord") and Ridgeland Assisted Living,
		LLC ("Tenant") dated September 29, 2003.	(32)
10.36	Amendment to Office Lease Agreement dated September 6, 1996, between Martin Selig ("Lessor") and the registrant.		(13)
10.37	Villa Del Rey in Escondido, California
	10.37.1	Purchase and Sale Agreement dated December 19, 1996, between the registrant ("Purchaser") and Northwest
		Retirement ("Seller") (Exhibit 10.1.1).	(6)
10.38	Development Property in Paso Robles, California
	10.38.1	Agreement of TDC/Emeritus Paso Robles Associates dated June 1, 1995, between the registrant and TDC
		Convalescent, Inc. (Exhibit 10.2.1).	(6)
	10.38.7	Purchase and Sale Agreement between TDC Convalescent, Inc. ("Seller") and the registrant ("Purchaser") dated
		March 26, 2002.	(25)

Footnote
Number	Description	Number

10.41	Development Property in Danville, Illinois
	10.41.1	Purchase and Sale Agreement dated October 14, 1997, between South Bay Partners, Inc. ("Purchaser") and Elks
		Lodge No. 332, BPOE ("Seller") (Exhibit 10.74.1).	(13)
	10.41.2	Assignment and Assumption of Purchase and Sale Agreement dated October 21, 1997, between South Bay
		Partners, Inc. and the registrant (Exhibit 10.74.2)	(13)
10.45	1998 Employee Stock Purchase Plan (Exhibit 99.2).		(14)
10.49	Richland Gardens in Richland, Washington, Charlton Place in Tacoma Washington, The Pines of Goldsboro in
	Goldsboro, North Carolina, Silverleaf Manor in Meridian, Mississippi and Wilburn Gardens in Fredericksburg,
	Virginia. The following agreement is representative of those executed in connection with these properties.
	10.49.1	Agreement To Provide Management Services To An Assisted Living Facility dated February 2, 1998, between
		Richland Assisted, L.L.C. ("Owner") and Acorn Service Corporation ("Manager") (Exhibit 10.9.1).	(15)
10.5	Richland Gardens in Richland, Washington, The Pines of Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
	in Meridian, Mississippi, Wilburn Gardens in Fredericksburg, Virginia and Park Lane in Toledo, Ohio. The following
	agreement is representative of those executed in connection with these properties.
	10.50.1	Marketing Agreement dated February 2, 1998, between Acorn Service Corporation ("Acorn") and Richland
		Assisted, L.L.C. ("RAL.L.C.") (Exhibit 10.10.1).	(15)
10.51	Kirkland Lodge in Kirkland, Washington
	10.51.1	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C.
		(Exhibit 10.46.5).	(16)
	10.51.2	Loan Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty Federal Bank
		(Exhibit 10.65.2).	(16)
	10.51.3	Promissory Note Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty
		Federal Bank (Exhibit 10.65.3).	(16)
	10.51.4	Guaranty Agreement dated December 28, 1998, between the registrant and Guaranty Federal Bank (Exhibit
		10.65.3).	(16)
10.52	Emeritrust communities
	10.52.1	Purchase and Sale Agreement dated December 30, 1998, between the registrant, Emeritus Properties VI, Inc.,
		ESC I, L.P. and AL Investors L.L.C. (Exhibit 10.66.1).	(16)
	10.52.2	Supplemental Purchase Agreement in Connection with Purchase of Facilities dated December 30, 1998, between
		the registrant, Emeritus Properties I, Inc. Emeritus Properties VI, Inc., ESC I, L.P. and AL Investors L.L.C.
		(Exhibit 10.66.2).	(16)
	10.52.3	Management Agreement with Option to Purchase dated December 30, 1998, between the registrant, Emeritus
		Management I LP, Emeritus Properties I, Inc, ESC I, L.P., Emeritus Management L.L.C. and AL Investors L.L.C.
		(Exhibit 10.66.3).	(16)
	10.52.4	Guaranty of Management Agreement and Shortfall Funding Agreement dated December 30, 1998, between the
		registrant and AL Investors L.L.C. (Exhibit 10.66.4).	(16)
	10.52.5	Put and Purchase Agreement dated December 30, 1998, between Daniel R. Baty and AL Investors L.L.C. (Exhibit
		10.66.5) Second Emeritrust.	(16)
	10.52.6	First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		March 22, 2001, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)
	10.52.7	Amendment to Guaranty of Management Agreement and Shortfall Funding Agreement (Emeritrust 25) dated
		March 22, 2001, between the registrant and AL Investors L.L.C.	(24)
	10.52.8	Second Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated March 22, 2001,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.9	Second Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		January 1, 2002, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)

Footnote
Number	Description	Number

	10.52.10	Third Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated January 1, 2002,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.11	Waiver, Consent, and Amendment to Management Agreement dated May 1, 2002, (AL I-Laurel Place) between
		Emeritus Management, L.L.C., the registrant, and AL I Investors, L.L.C.	(25)
	10.52.12	Third Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
	10.52.13	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), dated September 30, 2003, effective January 2, 2004.	(31)
	10.52.14	Side Letter to Management Agreement with Option to Purchase by and among Emeritus Management LLC
		("Emeritus Management"), Emeritus Management I LP ("Texas Manager"), Emeritus Corporation ("Emeritus"),
		and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
	10.52.15	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus
		Management LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus
		Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective April 1, 2004.	(40)
	10.52.16	Fifth Amendment to Management Agreement by and among Emeritus Management LLC ("Emeritus
		Management"), Emeritus Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective
		June 1, 2004.	(42)
10.53	Emeritrust II communities
	10.53.1	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 14 Operating Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc., ESC G.G. I, Inc., ESC I, L.P. and AL
		Investors II LLC (Exhibit 10.1.1).	(17)
	10.53.2	Management Agreement with Option to Purchase (AL II — 14 Operating Facilities) dated March 26, 1999,
		between the registrant, Emeritus Management I LP, Emeritus Properties I, Inc., ESC G.P. I, Inc., ESC I, L.P. and
		AL Investors II LLC (Exhibit 10.1.3).	(17)
	10.53.3	Guaranty of Management Agreement (AL II--14 Operating Facilities) dated March 26, 1999, between the
		registrant and AL Investors II L.L.C. (Exhibit 10.1.3).	(17)
	10.53.4	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 5 Development Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc. and AL Investors Development LLC
		(Exhibit 10.1.4).	(17)
	10.53.5	Management Agreement with Option to Purchase (AL II — 5 Development Facilities) dated March 26, 1999,
		between the registrant, Emeritus Properties I, Inc., Emeritus Management LLC and AL Investors Development
		LLC (Exhibit 10.1.5).	(17)
	10.53.6	Guaranty of Management Agreement and Shortfall Funding Agreement (AL II — 5 Development Facilities) dated
		March 26, 1999, between the registrant and AL Investors Development LLC (Exhibit 10.1.6).	(17)
	10.53.7	Put and Purchase Agreement (AL II Holdings--14 Operating Facilities and 5 Development Facilities) dated March
		26, 1999, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and AL Investors
		Development L.L.C. (Exhibit 10.1.7).	(17)
	10.53.8	Second Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated March 22, 2001,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I, and AL Investors II L.L.C.	(24)
	10.53.9	Second Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated March 22, 2001, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and
		AL Investors Development L.L.C.	(24)
	10.53.10	First Amendment to Management Agreement (AL II - 5 Development Facilities) dated January 1, 2002, between
		the registrant, Emeritus Management L.L.C., and AL Investors Development L.L.C.	(24)

Footnote
Number	Description	Number

	10.53.11	Third Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated January 1, 2002, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C., and
		AL Investors Development L.L.C.	(24)
	10.53.12	Third Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated January 1, 2002,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(24)
	10.53.13	Fourth Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated June 30, 2003,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(31)
	10.53.14	Amended and Restated Loan Agreement between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.15	Amended and Restated Note for $25.8 million between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.16	Amended and Restated Leasehold Mortgage/Deed of Trust, Security Agreement, Assignment of Leases and
		Rents, Financing Statement and Fixture Filing by the registrant ("Trustor") and Commonwealth Land Title
		Insurance Company, Mid South Title Co., Lawyers Title of Arizona, Inc., Transnation Title & Escrow, Inc.,
		Carson Mills, AmeriTitle, William Fairbanks, Lawyers Title Realty Services, Inc., Transnation Title Insurance
		Company (collectively "Trustee") in favor of Health Care REIT, Inc. ("Beneficiary") dated September 30, 2003.	(31)
	10.53.17	Warrant for the Purchase of Shares of Common Stock by Emeritus Corporation ("Issuer"), for Senior Housing Partners
		I, LP ("Holder") for an aggregate of 400,000 shares, dated September 30, 2003.	(31)
	10.53.18	Master Agreement between Owners and Emeritus Corporation Regarding Sale of AL II Assisted Living Portfolio,
		dated September 30, 2003.	(31)
	10.53.19	Second Amended and Restated Loan Agreement between Healthcare Realty Trust and Emeritus
		Corporation and dated as of March 3, 2005.	(51)
	10.53.20	Second Amended and Restated Note between Emeritus Corporation and Healthcare Realty Trust
		Incorporated and dated as of March 3, 2005.	(51)
	10.53.21	Loan Purchase Agreement among Healthcare Realty Trust Incorporated, Health Care REIT, Inc., and
		Emeritus Corporation and dated as of March 3, 2005.	(51)
	10.53.22	Intercreditor Agreement between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated and
		dated as of March 3, 2005.	(51)
	10.53.23	First Amendment to Amended and Restated Master Lease Agreement dated as of June 22nd, 2005 by and among Health Care Reit,	(59)
		Inc., HCRI Mississippi Properties, Inc, HCRI Massachusetts Properties Trust II, and HCRI Texas Properties, LTD, as Landlord and
		Emeritus Corporation as Tenant
10.54	Meadow Lodge at Drum Lodge Hill in Chelmsford, Massachusetts
	10.54.1	Purchase and Sales Agreement dated April 23, 1999, between LM Chelmsford Assisted Living, L.L.C. ("Seller")
		and the registrant ("purchaser") (Exhibit 10.1.1).	(18)
10.55	Meadow Lodge at Drum Hill in Chelmsford, Massachusetts, Cobblestones at Fairmont in Manassas, Virginia,
	Kirkland Lodge in Kirkland, Washington and Ridgeland Pointe in Ridgeland, Mississippi. The following agreements
	are representative of those executed in conjunction with these properties.
	10.55.1	Fixed Rate Noted dated September 29, 1999, between Amresco Capital, L.P. ("Payee") and the registrant
		("Maker") (Exhibit 10.2.1).	(18)
	10.55.2	Mortgage and Security Agreement dated September 29, 1999, between Amresco Capital, L.P. (Mortgagee") and
		the registrant ("mortgagor") (Exhibit 10.2.2).	(18)
	10.55.3	Unsecured Promissory Note in the amount of $4,400,000 dated August 28, 2003, between the registrant
		("Borrower") and Health Care REIT, Inc.. ("Lender")	(32)
	10.55.4	Lease Agreement between HCRI Drum Hill Properties, LLC ("Landlord") and Emeritus Properties IX, LLC
		("Tenant") dated September 29, 2003.	(32)

Footnote
Number	Description	Number

	10.55.5	Lease Agreement between HCRI Fairmont Properties, LLC ("Landlord") and Emeritus Properties XII, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.6	Lease Agreement between HCRI Kirkland Properties, LLC ("Landlord") and Emeritus Properties X, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.7	Guaranty ("guaranty") is executed as of September 29, 1999, by Emeritus Corporation, a Washington corporation
		(singularly and collectively referred to as "guarantor"), for the benefit of Amresco Capital, L.P., a Delaware
		limited partnership ("lender").	(49)
	10.55.8	Cash Management and Security Agreement dated as of September 29, 1999, among Emeritus Properties XII, LLC
		(the "borrower"), Emeritus Corporation (the "manager"), and Amresco Capital, L.P. (together with its successors
		and assigns, the "lender").	(49)
	10.55.9	Assumption Agreement (“Agreement”) effective as of September 29, 2003, by and between Emeritus
		Properties IX, LLC, a Washington limited liability company (“original borrower” or “operating lessee”), HCRI
		Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), and JP Morgan Chase Bank
		(“lender”).	(49)
	10.55.10	Assumption of Obligations of Guarantor (“Agreement”) made and entered into as of September 29, 2003, by and
		among Health Care REIT, Inc., a Delaware corporation (the “assuming guarantor”), Emeritus Corporation, a
		Washington corporation (the “original guarantor”), and JP Morgan Chase Bank (the “lender”).	(49)
	10.55.11	Subordination and Standstill Agreement ( “Agreement”) dated as of the 29 day of September, 2003, by
		and among HCRI Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), Health Care REIT,
		Inc., a Delaware corporation (“HC REIT”), Emeritus Properties IX, LLC, a Washington limited liability company
		(“operating lessee”), Emeritus Corporation, a Washington corporation (“lease guarantor”), JP Morgan Chase Bank
		(“lender”).	(49)
10.56	Series B Preferred Stock Purchase Agreement dated as of December 10, 1999, between Emeritus Corporation and Saratoga
	Partners IV, L.P. (Exhibit 4.1).		(19)
10.57	Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with the Secretary of State of
	Washington on December 29, 1999 (Exhibit 4.2).		(19)
10.58	Shareholders Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).		(19)
10.59	Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners
	IV, L.P. (Exhibit 4.4).		(19)
10.60	Investment Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P., Saratoga Partners IV, L.P. and Saratoga Management Company L.L.C. (Exhibit
	4.5).		(19)
10.62	Emerald Hills in Auburn
	10.62.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.65	Loyalton of Hattiesburg in Hattiesburg, Mississippi
	10.65.2	Purchase agreement for Hattiesburg between ALCO XII L.L.C. ("Seller") and the registrant ("Purchaser") dated
	March 27, 2002.		(25)
10.66	Loyalton of Biloxi in Biloxi, Mississippi
	10.66.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.67	Amended 1998 Employee Stock Purchase Plan (as amended and restated on May 19, 1999, and August 17, 2001).
	(Appendix B).		(23)

Footnote
Number	Description	Number

10.68	Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles, Louisiana; Kingsley Place at Lafayette,
	Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas; Kingsley Place at Oakwell
	Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at Stonebridge, Texas. The following
	agreements are representative of those executed in connection with these properties:
	10.68.1	Horizon Bay Lease Facilities Purchase Agreement between Integrated Living Communities of Alexandria,
		L.L.C., Integrated Living Communities of Lake Charles, L.L.C., Integrated Living Communities of Lafayette,
		L.L.C., Integrated Living Communities of Henderson, L.P., Integrated Living Communities of Oakwell, L.P.,
		Integrated Living Communities of San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
		(collectively, the "Seller") and the registrant ("Purchaser") dated April 4, 2002.	(25)
	10.68.2	Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior Lifestyle Shreveport, L.L.C
		("Seller"), dated April 17, 2002.	(25)
	10.68.3	First Amendment to the Horizon Bay Lease Facilities Purchase Agreement between the registrant ("Purchaser")
		and Integrated Living Communities of Alexandria, L.L.C., Integrated Living Communities of Lake Charles,
		L.L.C., Integrated Living Communities of Lafayette, L.L.C., Integrated Living Communities of Henderson, L.P.,
		Integrated Living Communities of Oakwell, L.P., Integrated Living Communities of San Antonio, L.P., and
		Integrated Living Communities of McKinney, L.P., (collectively, the "Seller") dated May 1, 2002.	(25)
	10.68.4	First Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated May 1, 2002.	(25)
	10.68.5	Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C., and
		HB-ESC V, L.P., dated May 1, 2002.	(25)
	10.68.6	Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P., and
		the registrant dated May 1, 2002.	(25)
	10.68.7	Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P.,
		and the registrant dated May 1, 2002.	(25)
	10.68.8	Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P.,
		and the registrant dated May 1, 2002.	(25)
	10.68.9	Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P., and
		the registrant dated May 1, 2002.	(25)
	10.68.10	Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P.,
		and the registrant dated May 9, 2002.	(25)
	10.68.11	Agreement to provide management services to assisted living facilities (Medical Center) between HB-ESC V,
		L.P., and the registrant dated May 9, 2002.	(25)
	10.68.12	Agreement to provide management services to assisted living facilities (Oakwell Farms) between HB-ESC V,
		L.P., and the registrant dated May 9, 2002.	(25)
	10.68.13	Agreement to provide management services to assisted living facilities (Stonebridge) between HB-ESC V, L.P.,
		and the registrant dated May 9, 2002.	(25)
	10.68.14	Second Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated May 31, 2002.	(25)
	10.68.15	Third Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated June 14, 2002.	(25)
	10.68.16	Fourth Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated June 28, 2002.	(25)
	10.68.17	Termination of Amended and Restated Funding Agreement by and between Emeritus Corporation ("Emeritus")
		and HB-ESC I, LLC, HB-ESC II, LLC, and HB-ESC V, LP (collectively "HB Entities") effective June 30, 2003.	(31)

Footnote
Number	Description	Number

	10.68.18	Global Amendment to Management Agreements by and between Emeritus Corporation ("Emeritus") and HB-ESC
		I, LLC, HB-ESC II, LLC, HB-ESC IV, LP, and HB-ESC V, LP (collectively "HB Licenses") effective June 30,
		2003	(31)
	10.68.19	Assignment and assumption of leases by and among HB-ESCII, LLC ("Assignor"), Emeritus Corporation,
		("Assignee"), and Daniel R. Baty, ("Guarantor"), dated December 31, 2003.	(33)
	10.68.20	Assignment and assumption of lease agreement (KP Stonebridge) by and among HB-ESC V, L.P., (“Assignor”),
		ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.21	Assignment and assumption of lease agreement (KP Henderson) by and among HB-ESC V, L.P., (“Assignor”),
		ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.22	Assignment and assumption of lease agreement (KP Medical) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.23	Assignment and assumption of lease agreement (KP Oakwell) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(33)
	10.68.24	Master Lease Agreement between HB-ESC I, LLC ("Landlord"), and Emeritus Corporation ("Tenant") dated
		December 31, 2003.	(36)
	10.68.25	Third Amendment to Lease Agreement (Henderson, TX) dated as of June 30, 2005 by and between HR Acquisition of San Antonio,	(59)
		LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")
	10.68.26	Third Amendment to Lease Agreement (Mckinney, TX) dated as of June 30, 2005 by and between HR Acquisition of San Antonio,	(59)
		LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")
	10.68.27	Third Amendment to Lease Agreement (Oakwell, TX) dated as of June 30, 2005 by and between HR Acquisition of San Antonio,	(59)
		LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")
	10.68.28	Third Amendment to Lease Agreement (San Antonio, TX) dated as of June 30, 2005 by and between HR Acquisition of San	(59)
		Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")
10.71	Lodge at Eddy Pond, Massachusetts. The following agreements are representative of those executed in connection
	with the property:
	10.71.1	Loan Agreement between Heller Healthcare Finance, Inc. ("Lender") and Emeritus Properties XIV, L.L.C.
		("Borrower") dated August 26, 2002.	(27)
	10.71.2	Promissory Note A between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV, L.L.C.
		("Maker") dated August 26, 2002.	(27)
	10.71.3	Subordinate Promissory Note B between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV,
		L.L.C. ("Maker") dated August 26, 2002.	(27)
	10.71.4	Real Property Mortgage with Power of Sale and Security Agreement (Massachusetts) dated August 21, 2002.	(27)

Footnote
Number	Description	Number

	10.71.5	Collateral Assignment of Management Agreement and Waiver of Property Management and Broker Liens dated
		August 26, 2002.	(27)
	10.71.6	Guaranty by registrant ("Guarantor") to Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.7	Lease and Rent Assignment Agreement between Emeritus Properties XIV, L.L.C. ("Assignor") to Heller
		Healthcare Finance, Inc. ("Assignee") dated August 21, 2002.	(27)
	10.71.8	Side Letter regarding Deutsche Bank Refinancing and the registrants intent on refinancing with Heller Healthcare
		Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.9	Senior Housing Rider between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus Corporation ("Manager")
		and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.10	Hazardous Materials Indemnity Agreement between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus
		Corporation ("Guarantor") and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
10.72	Champion Oaks, Texas, Collin Oaks, Texas, Galleria Oaks, Alabama, Loyalton of Austin, Texas, Loyalton of Lake
	Highlands, Texas, Memorial Oaks, Texas, Meridian Oaks, Indiana, Sugar Land Oaks, Texas, Tanglewood Oaks,
	Texas, Woodbridge Estates, Texas, Village Oaks at Chandler, Arizona, Cielo Vista, Texas, Conway, Florida,
	Farmers Branch, Texas, Fort Wayne, Indiana, Glendale, Arizona, Greenwood, Indiana, Hollywood Park, Texas,
	Las Vegas, Nevada, Melbourne, Florida, Mesa, Arizona, Orange Park, Florida, Southpoint, Florida, Tuskawilla,
	Florida. The following agreements are representative of those executed in connection with the properties:
	10.72.1	Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord") and
		Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant") dated October 1, 2002.	(26)
10.73	Concorde, Nevada, Courtyard at the Willows, Washington, Fulton Villa, California, Juniper Meadows, Idaho, La
	Casa Grande, Florida , Lodge at Eddy Pond, Massachusetts, River Oaks, Florida, Silver Pines, Iowa ,
	Springmeadows, Montana, Stanford Centre, Florida, Villa del Rey, California. The following agreements are
	representative of those executed in connection with these properties:
	10.73.1	Master Lease by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty
		VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Puyallup, LLC, Emeritus Realty Bozeman, LLC, ESC-
		Port St. Richie, LLC, (collectively “Lessor”) and Emeritus Corporation, Emeritus Properties II, Inc., Emeritus
		Properties III, Inc., Emeritus Properties V, Inc., Emeritus Properties XIV, LLC, ESC-New Port Richey, LLC,
		ESC-Bozeman, LLC, dated December 6, 2002.	(28)
	10.73.2	Loan Agreement by and between General Electric Capital Corporation, a Delaware corporation, and Emeritus
		Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty
		XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC, ESC-Port St. Richie. LLC, dated
		December 6, 2002.	(28)
	10.73.3	Promissory Note A by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus
		Realty VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
		ESC-Port St. Richie. LLC, to General Electric Capital Corporation, a Delaware corporation, dated December 6,
		2002	(28)
	10.73.4	Subordinated Promissory Note B by ESC-Port St. Richie, LLC, a Washington limited liability company, to
		General Electric Capital Corporation, dated December 6, 2002.	(28)
	10.73.5	Loan Agreement by and between Emeritus Realty Corporation, a Nevada corporation and Health Care Property
		Investors, Inc., a Maryland corporation, dated December 6, 2002.	(28)
	10.73.6	Promissory Note by Emeritus Realty Corporation, a Nevada corporation, to Health Care Property investors, Inc., a
		Maryland corporation, dated December 6, 2002.

Footnote
Number	Description	Number

10.74	Hearthside Issaquah, Washington. The following agreements are representative of those executed in connection with
	these properties:
	10.74.1	Second Amendment to Loan Agreement by and between Emeritus Properties XIII, LLC ("Borrower") and GMAC
		Commercial Mortgage Corporation, ("Lender") dated January 29, 2003.	(28)
	10.74.2	Restatement, Amendment, and Bifurcation of Promissory Note A between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(28)
	10.74.3	Restatement, Amendment, and Bifurcation of Promissory Note B between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(0)
	10.74.4	Amendment to Promissory Note between M&M Properties ("Holder") and Emeritus Corporation and Emeritus
		Properties XIII, LLC ("Maker") dated January 29, 2003.	(28)
10.75	Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg, Pennsylvania;
	Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia; Loyalton of
	Greensboro, North Carolina; Loyalton of Ravenna, Ohio. The following agreements are representative of those
	executed in connection with these properties:
	10.75.1	Lease Agreement by HR Acquisition I Corporation ("Tenant"), Capstone Capital of Pennsylvania, Inc., and HRT
		Holdings, Inc. (collectively the "Lessor") and Emeritus Corporation ("Lessee") dated May 1, 2003.	(29)
	10.75.2	Promissory Note by Emeritus Corporation ("Maker"), for HR ACQUISITION I CORPORATION ("Payee") for
		principal amount of $600,000.00 dated May 1, 2003.	(29)
	10.75.3	Bill of Sale, Blanket Conveyance and Assignment by BCC at Bloomsburg, Inc. ("Tenant") and BCC Development
		and Management Co. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.4	Bill of Sale, Blanket Conveyance and Assignment by ALCO VI, LLC ("Tenant") and Balance Care at
		Mechanicsburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.5	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Harrisburg, LLC ("Tenant")
		and BCC at Harrisburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.6	Bill of Sale, Blanket Conveyance and Assignment by ALCO XI, LLC ("Tenant") and BCC at Danville, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.7	Bill of Sale, Blanket Conveyance and Assignment by ALCO IX, LLC ("Tenant") and BCC at Harrisonburg, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.8	Bill of Sale, Blanket Conveyance and Assignment by ALCO X, LLC ("Tenant") and BCC at Roanoke, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.9	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Greensboro, LLC ("Tenant")
		and BCC at Greensboro, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.10	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Ravenna, LLC ("Tenant") and
		BCC at Ravenna, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT Assignee")
		and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.11	Operations and Transfer Agreement by and among BCC at Bloomsburg, Inc. (“Tenant”), BCC Development and
		Management Co. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
		Operator”) and Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)

Footnote
Number	Description	Number

10.75.12	Operations and Transfer Agreement by and among ALCO VI, LLC (“Tenant”), Balanced Care at Mechanicsburg,
	Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and
	Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.13	Operations and Transfer Agreement by and among Extended Care Operators of Harrisburg, LLC (“Tenant”), BCC
	at Harrisburg, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.14	Operations and Transfer Agreement by and among ALCO XI, LLC (“Tenant”), BCC at Danville, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.15	Operations and Transfer Agreement by and among ALCO IX, LLC (“Tenant”), BCC at Harrisonburg, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.16	Operations and Transfer Agreement by and among ALCO X, LLC (“Tenant”), BCC at Roanoke, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.17	Operations and Transfer Agreement by and among Extended Care Operators of Greensboro, LLC (“Tenant”),
	BCC at Greensboro, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation
	(“New Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.18	Operations and Transfer Agreement by and among Extended Care Operators of Ravenna, LLC (“Tenant”), BCC
	at Ravenna, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.19	Assignment and Assumption Agreement by and among BCC at Bloomsburg, Inc. (the “Tenant”), BCC
	Development and Management Co. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
	2003	(29)
10.75.20	Assignment and Assumption Agreement by and among ALCO VI, LLC (the “Tenant”), Balanced Care at
	Mechanicsburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.21	Assignment and Assumption Agreement by and among Extended Care Operators of Harrisburg, LLC (the
	“Tenant”), BCC at Harrisburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.22	Assignment and Assumption Agreement by and among ALCO XI, LLC (the “Tenant”), BCC at Danville, Inc.
	(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.23	Assignment and Assumption Agreement by and among ALCO IX, LLC (the “Tenant”), BCC at Harrisonburg,
	Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
	10.75.24Assignment and Assumption Agreement by and among ALCO X, LLC (the “Tenant”), BCC at Roanoke, Inc.
	(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.25	Assignment and Assumption Agreement by and among Extended Care Operators of Greensboro, LLC (the
	“Tenant”), BCC at Greensboro, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
	2003	(29)
10.75.26	Assignment and Assumption Agreement by and among Extended Care Operators of Ravenna, LLC (the
	“Tenant”), BCC at Ravenna, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.27	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Bloomsburg, Pennsylvania,
	by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc. ("Mortgagee"),
	dated May 1, 2003.	(29)
10.75.28	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Mechanicsburg,
	Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania,
	Inc. ("Mortgagee"), dated May 1, 2003.	(29)

Footnote
Number	Description	Number

	10.75.29	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Harrisburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc. ("Mortgagee"),
		dated May 1, 2003.	(29)
	10.75.30	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Danville, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(29)
	10.75.31	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Harrisonburg, Virginia,
		by Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(29)
	10.75.32	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Roanoke, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(29)
	10.75.33	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Greensboro, North
		Carolina, by Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"),
		dated May 1, 2003	(29)
	10.75.34	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Ravenna, Ohio, by
		Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1,
		2003	(29)
	10.75.35	First Amendment to Lease Agreement dated as of June 30, 2005 by and between HR Acquisition I Corporation, HR Acquisition of	(59)
		Pennsylvania, Inc, and HRT Holdings, Inc ("Lessor") and Emeritus Corporation ("Lessee")
10.76	Emeritus Oaks of Silverdale, Washington. The following agreements are representative of those executed in
	connection with this property:
	10.76.1	Lease Agreement by WASHINGTON LESSOR - SILVERDALE, INC., ("Lessor"), and ESC-Silverdale, LLC,
		("Lessee") dated August 15, 2003, effective November 1, 2003.	(49)
	10.76.2	Guaranty given by Emeritus Corporation ("Guarantor"), in favor of WASHINGTON LESSOR - SILVERDALE,
		INC., ("Lessor") dated August 15, 2003.	(49)
10.77	The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
	Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado. The following agreements are representative of those
	executed in connection with this property:
	10.77.1	Loan Assumption Agreement by and between LaSalle Bank National Association, formerly known as LaSalle
		National Bank as Trustee for GMAC commercial Mortgage Pass-through certificates, series 1998-C2. ("Lendor"),
		ALS Financing Inc. ("Borrower"), Emeritus Properties XVI, Inc. ("Purchaser"), Alterra Healthcare Corporation
		("Alterra"), and Emeritus Corporation ("New Indemnitor"), dated December 31, 2003, effective January 1, 2004.	(34)
	10.77.2	Assumption by Emeritus Properties XVI, Inc., (“New Borrower”), of $25,000,000 Loan (the “Loan”) originally
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
		located in Kansas, Colorado, and California (collectively, the “Projects”), and is now owned and held by LaSalle
		Bank National Association, formerly known as LaSalle National Bank, as Trustee for GMAC Commercial
		Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C2 (“Lender”), dated
		December 31, 2003.	(34)

Footnote
Number	Description	Number

	10.77.3	Assignment, Amendment and Restatement of Lease Agreement by and between ALS FINANCING, INC.,
		(“ALS”), EMERITUS PROPERTIES XVI, INC. (“Emeritus XVI”) and ALTERRA HEALTHCARE
		CORPORATION ("Alterra") dated December 31, 2003.	(34)
	10.77.4	CONVEYANCE AND OPERATIONS TRANSFER AGREEMENT (the “Agreement”) by and among ALS
		FINANCING, INC., (the "Seller"), ALTERRA HEALTHCARE CORPORATION, (“Alterra”), and EMERITUS
		PROPERTIES XVI, INC., (the "Purchaser") is made and entered into as of the 31st day of December, 2003 (the
		"Execution Date").	(34)
	10.77.5	UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (this “Guaranty”), by EMERITUS
		CORPORATION, a Washington corporation (“Guarantor”), in favor of LASALLE BANK NATIONAL
		ASSOCIATION, FORMERLY KNOWN AS LASALLE NATIONAL BANK, AS TRUSTEE FOR GMAC
		COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C2 (“Lender”) is made as of
		the 31st day of December, 2003, and is effective as of January 1, 2004.	(34)
	10.77.6	Membership Interest Purchase Agreement, dated as of June 29, 2005, by and among NW Select LLC, Emeritus Corporation
		("Emeritus" and together with NW Select, the "Sellers", and each individually, a "Seller"), FIT-ALT Investor LLC, ("Buyer"), and
		Brookdale Senior Living Inc., ("Newco")	(55)
	10.77.7	Stockholders and Voting Agreement made as of June 29, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC,
		Emeritus Corporation, and NW Select LLC	(55)
	10.77.8	Amended and Restated Limited Liability Company Agreement of FEBC-ALT Investors LLC, made as of June 29, 2005 by and
		among, FIT-ALT Investors LLC, as a Class A Member, and NW Select LLC, and Emeritus Corporation, as the Class B Members,
		and the Company	(55)
10.78	Royalton Court Kent, Washington. The following agreements are representative of those executed in connection with
	this property:
	10.78.1	Agreement to provide management services to assisted living facility by and between Royalton/Kent, LLC,
		("Licensee") and Emeritus Corporation, ("Manager") dated February 16, 2003.	(36)
10.79	Loyalton of Folsom, California; The Lakes, Florida; Canterbury Woods, Massachusetts; Beckett Meadows,
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
		Sacramento County Assisted LLC, Rockford Retirement Residence, LLC, HB-ESC I,
		LLC, Canterbury Woods Assisted Living, LLC, Autumn Ridge Herculaneum, L.L.C.,
		Meridian Assisted, L.L.C., Goldsboro Assisted, L.L.C., Cape May Assisted Living, LLC,
		Travis County Assisted Living LP, Richland Assisted, L.L.C., Silver Lake Assisted
		Living LLC, Charleston Assisted Living, LLC, and Joliet Assisted L.L.C., (each of the
		foregoing individually, a "Seller" and collectively, the "Sellers") and (ii) Emeritus Corporation,
		("Purchaser") dated March, 31, 2004 (the "Execution Date").	(38)

Footnote
Number	Description	Number

	10.79.3	Master Lease agreement between NHP Senior Housing, Inc., ("Landlord"), and Emeritus
		Corporation, ("Tenant"), dated March 31, 2004 to be effective as of April 1, 2004
		(the "Effective Date").	(38)
	10.79.4	Master Lease among the Entities Listed on Schedule 1A (collectively, "Landlord"), and the Entities Listed
		on Schedule 1B (collectively, "Tenant"), for the respective real properties and improvements thereon
		(each a "Facility" and collectively, the "Facilities"), dated March 31, 2004, to be effective as of
		April 1, 2004 (the "Effective Date").	(38)
	10.79.5	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(38)
	10.79.6	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(38)
	10.79.7	First Amendment to Master Lease made as of May 28, 2004, to be effective as of June 1, 2004, by
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
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(48)
	10.79.9	Lease dated October 1, 2004, NHP Joliet, Inc., an Illinois corporation (“Landlord”), and Emeritus
		Corporation, a Washington corporation (“Tenant”) for an assisted living facility located in Joliet,
		Illinois.	(48)
	10.79.10	Lease dated March 1, 2005 between QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord"),
		and ESC IV, LP, a Washington Limited Partnership (doing business in the State of Texas as Texas - ESC IV, L.P.
		(“Tenant”).	(54)
	10.79.11	Guaranty of Lease executed as of March 1, 2005, by Emeritus Corporation, a Washington Corporation ("Guarantor")
		in favor of QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord")	(54)
	10.79.12	Lease dated February 25, 2005 to be effective as of March 25, 2005 (the "Effective Date") between BIP SUB I,
		Inc., a Delaware Corporation ("Landlord"), and Emeritus Corporation, a Washington Corporation ("Tenant").	(54)
10.80	Credit Agreement
	10.80.1	Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.	(40)
	10.80.2	Exhibit A to Credit Agreement; Revolving Note.	(40)
	10.80.3	Exhibit B to Credit Agreement; Pledge Agreement.	(40)
	10.80.4	First Amendment to Credit Agreement between U.S. National Association and Emeritus Corporation
		dated July 20, 2004.	(42)
	10.80.5	Certificate As To Authorizing Resolutions And Incumbency Certificate dated July 20, 2004	(42)
	10.80.6	US Bank Line Of Credit Resolutions	(42)
10.81	Grand Terrace, California
	10.81.1	Master Lease Agreement as of June 1, 2004 between Grand Terrace Assisted LP, a limited
		partnership organized under the laws of the State of Washington (“Landlord”) and Emeritus Corporation,
		a corporation organized under the laws of the State of Washington (“Tenant”)	(42)

Footnote
Number	Description	Number

10.82	Health Care Properties Investors, Inc.
	10.82.1	Contract Of Acquisition Between Emeritus Corporation and Health Care Property Investors, Inc., dated
		July 30, 2004.	(42)
	10.82.2	Fourth Amendment to Amended And Restated Master Lease (This “Amendment”) dated July 30 , 2004 (the
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
		“Effective Date”) by Daniel R. Baty (“Guarantor”), in favor of Health Care, Inc., a corporation
		organized under the laws of the State of Delaware, HCRI Nevada Properties, Inc., a corporation
		organized under the laws of the State of Nevada, HCRI Kansas Properties, LLC, a limited liability
		liability company organized under the laws of the State of Delaware, and HCRI Texas Properties, Ltd., a
		limited partnership organized under the laws of the State of Texas (collectively “Landlord”).	(43)
	10.83.3	Agreement between Emeritus Corporation and Daniel R. Baty (Cash Flow), dated September 30, 2004	(43)
	10.83.4	Agreement among Grand Terrace Assisted LP, MM Assisted, L.L.C., Reno Assisted Living,
		L.L.C., Fredericksburg Assisted Living L.L.C., Daniel R. Baty and Emeritus Corporation
		(Purchase, Sale and Assignment Agreement of 4 Baty Facilities and 16 AL-I Facilities), dated September 30. 2004	(43)
	10.83.5	Master Agreement between AL-I and Baty (Purchase of 16 AL-I Facilities), dated September 30, 2004	(43)
	10.83.6	Lease Agreement between HCRI Wilburn Gardens Properties, LLC and Emeritus Corporation dated March 31, 2005.	(54)
	10.83.7	Lease Agreement between HCRI HUNTERS GLEN PROPERTIES, LLC and Emeritus Corporation dated September 1, 2005.	(62)
10.84	Real Property Purchase and Sale Agreement made and entered into as of May 20, 2005, by and between Pioneer Health
	Management Corporation ("Buyer"), and Emeritus Corporation ("Seller") Green Valley Land Sale		(59)
10.85	Agreement Regarding Series B Convertible Preferred Stock entered into as of June 30, 2005 between Emeritus Corporation,

Footnote
Number	Description	Number

	Saratoga Partners IV, LP, Saratoga Management Company LLC and Saratoga Coinvestment IV LLC. Exhibit 4.6
	10.85.1	Loan Agreement made and entered into effective as of June 30, 2005 between Emeritus Corporation and Healthcare Realty
		Trust Incorporated	(59)
	10.85.2	$10,800,000 Promissory Note between Emeritus Corporation ("Borrower") and Healthcare Realty Trust Incorporated ("Lender")	(59)
10.86	Arkansas Acquisition on December 1, 2005 of three communities consisting of three separate agreements; one with Camlu
	Real Estate Development Limited Partnership and two with Cheridan Inc.
	10.86.1	Purchase Sale Agreement between Emeritus Corporation and CAMLU REAL ESTATE DEVELOPMENT LIMITED
		PARTNERSHIP, a Nevada limited partnership for the facility operated as the “Willow Brook Retirement Community
		in Fort Smith, Arkansas	(65)
	10.86.2	Purchase Sale Agreement between Emeritus Corporation and CHERIDAN INC., a Washington corporation for the facility
		operated as Trillium Park in Conway, Arkansas	(65)
	10.86.3	Purchase Sale Agreement between Emeritus Corporation and CHERIDAN INC., a Washington corporation for the facility
		operated as Wildflower in Russellville, Arkansas	(65)
	10.86.4	LOAN AGREEMENT between EMERITUS PROPERTIES-ARKANSAS, LLC, a Delaware limited liability company
		and GENERAL ELECTRIC CAPITAL CORPORATION and THE OTHER FINANCIAL INSTITUTIONS WHO ARE
		OR HEREAFTER BECOME PARTIES TO THIS AGREEMENT	(65)
	10.86.5	PROMISSORY NOTE for $15,930,000 EMERITUS PROPERTIES-ARKANSAS, LLC, a Delaware limited liability
		company ("Borrower") whose address is c/o Emeritus Corporation, promises to pay the principal to GENERAL ELECTRIC
		CAPITAL CORPORATION, INC., a Delaware corporation	(65)
21.1		Subsidiaries of the registrant.	(65)
23.1		Consent of Independent registered public accounting firm.	(65)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated March 16, 2006.	(65)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated March 16, 2006.	(65)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated March 16, 2006.	(65)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated March 16, 2006.	(65)
99.1		Press Releases
	91.1.1	Press Release dated February 25, 2005, announcing the results of a jury verdict and plans to appeal .	(50)
	91.1.2	Press Release dated March 3, 2005, announcing a $21.4 million refinance.	(51)
	99.1.3	Press Release dated March 31, 2005, reports on fourth quarter and year 2004 results.	(52)
	99.1.4	Press Release dated May 13, 2005, reports on first quarter results.	(53)
	99.1.5	Press Release dated June 29, 2005, Announcement of sale of Alterra interest	(55)
	99.1.6	Press Release dated July 5, 2005, Announcement of the conversion of Series B preferred stock	(56)
	99.1.7	Press Release dated July 6, 2005, Announcement Intention to Commence Offer To Exchange Convertible Debentures	(57)
	99.1.8	Press Release dated August 9, 2005, reports on second quarter results.	(58)
	99.1.9	Press Release dated November 14, 2005, reports on Third quarter results.	(61)
	99.1.10	Press Release dated November 22, 2005, announcing sale of Brookdale Senior Living, Inc common stock.	(63)
	99.1.11	Press Release dated March 15, 2006, reports on fourth quarter and year 2005 results.	(64)

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
1997
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
October 29, 1997.
(12)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
(13)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
(14)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-60323) on July 31, 1998.
(15)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
(16)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
(17)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
(18)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
(19)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2000.
(20)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
(21)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on April 2, 2001.
(22)	Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on July 18, 2001.
(23)	Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
(24)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 2002.
(25)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 2002.
(26)	Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 15, 2002.
(27)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 8, 2002.
(28)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 27, 2003.
(29)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 9, 2003.
(30)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 8, 2003.
(31)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on October 14, 2003.
(32)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 7, 2003.
(33)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(34)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(35)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) dated March 4, 2004, filed on March 5, 2004.
(36)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 2004.
(37)	Filed as an exhibit to a Form 8-K filed on January 14, 2004, and incorporated herein by reference.
(38)	Filed as an exhibit to a Form 8-K filed on April 12, 2004, and incorporated herein by reference.
(39)	Filed as an exhibit to a Form 8-K filed on May 13, 2004, and incorporated herein by reference.
(40)	Filed as an exhibit to a Form 10-Q filed on May 13, 2004, and incorporated herein by reference.
(41)	Filed as an exhibit to a Form 8-K filed on August 13, 2004, and incorporated herein by reference.
(42)	Filed as an exhibit to a Form 10-Q filed on August 13, 2004, and incorporated herein by reference.
(43)	Filed as an exhibit to a Form 8-K filed on October 5, 2004, and incorporated herein by reference.
(44)	Filed as an exhibit to a Form 8-K filed on November 8, 2004, and incorporated herein by reference.
(45)	Filed as an exhibit to a Form 8-K filed on November 23, 2004, and incorporated herein by reference.
(46)	Filed as an exhibit to a Form 8-K filed on December 1, 2004, and incorporated herein by reference.

(47)	Filed as an exhibit to a Form 8-K filed on January 27, 2005, and incorporated herein by reference.
(48)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on January 27, 2005.
(49)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K/A (File No. 1-14012) on January 27, 2005.
(50)	Filed as an exhibit to a Form 8-K filed on February 25, 2005, and incorporated herein by reference.
(51)	Filed as an exhibit to a Form 8-K filed on March 9, 2005, and incorporated herein by reference.
(52)	Filed as an exhibit to a Form 8-K filed on March 14, 2005, and incorporated herein by reference.
(53)	Filed as an exhibit to a Form 8-K filed on May 13, 2005, and incorporated herein by reference.
(54)	Filed as an exhibit to a Form 10-Q filed on May 12, 2005, and incorporated herein by reference.
(55)	Filed as an exhibit to a Form 8-K filed on July 1, 2005, and incorporated herein by reference.
(56)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(57)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(58)	Filed as an exhibit to a Form 8-K filed on August 15, 2005, and incorporated herein by reference.
(59)	Filed as an exhibit to a Form 10-Q filed on August 15, 2005, and incorporated herein by reference.
(60)	Filed as an exhibit to a Form 8-K filed on October 18, 2005, and incorporated herein by reference.
(61)	Filed as an exhibit to a Form 8-K filed on November 14, 2005, and incorporated herein by reference.
(62)	Filed as an exhibit to a Form 10-Q filed on November 14, 2005, and incorporated herein by reference.
(63)	Filed as an exhibit to a Form 8-K filed on November 23, 2005, and incorporated herein by reference.
(64)	Filed as an exhibit to a Form 8-K filed on March 16, 2006, and incorporated herein by reference.
(65)	Filed herewith.

SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2006
Emeritus Corporation
(Registrant)

By: /s/ Raymond R. Brandstrom
Name: Raymond R. Brandstrom
Title: Vice President of Finance, Secretary,
and Chief Financial Officer

Signature	Title	Date

/s/ Daniel R. Baty	Chief Executive Officer and Chairman of the Board
Daniel R. Baty

/s/ Raymond R. Brandstrom	Vice President of Finance, Secretary, and Chief Financial Officer
Raymond R. Brandstrom

/s/ Charles P. Durkin	Director
Charles P. Durkin

/s/ Robert E. Marks	Director
Robert E. Marks

/s/ David W. Niemiec	Director
David W. Niemiec

/s/ T. Michael Young	Director
T. Michael Young

/s/ Bruce L. Busby	Director
Bruce L. Busby

/s/ Stanley L. Baty	Director
Stanley L. Baty

Index to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Emeritus Corporation

We have audited the consolidated balance sheets of Emeritus Corporation and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emeritus Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

Seattle, Washington
March 15, 2006

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emeritus Corporation:

We have audited management's assessment, included in the accompanying Management's report on internal control over financial reporting (see Item 9(b) herein), that Emeritus Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Emeritus Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also, in our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 15, 2006

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
ASSETS
	December 31,	December 31,
	2005	2004
Current Assets:
Cash and cash equivalents	$56,413	$10,748
Short-term investments	1,885	1,336
Trade accounts receivable, net of allowance of $744 and $841	4,604	3,982
Other receivables	2,297	2,874
Tax and maintenance escrows	6,579	7,577
Prepaid workers' compensation	7,542	4,349
Other prepaid expenses	6,791	6,391
Property held for sale	-	7,891
Total current assets	86,111	45,148
Long-term investments	-	6,884
Property and equipment, net	619,146	627,047
Property held for development	402	807
Notes receivable from and investments in affiliates	3,709	3,518
Restricted deposits	9,660	7,642
Lease and contract acquisition costs, net of amortization of $10,487 and $8,010	27,167	26,625
Other assets, net	1,575	1,298
Total assets	$747,770	$718,969

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$2,825	$4,133
Current portion of capital lease and financing obligations	19,028	15,479
Current portion of convertible debentures	5,375	-
Trade accounts payable	7,070	9,057
Accrued employee compensation and benefits	17,372	14,335
Accrued interest	2,355	1,547
Accrued real estate taxes	6,478	4,596
Accrued dividends on preferred stock	-	10,539
Accrued professional and general liability	27,994	25,234
Accrued income taxes	4,649	109
Other accrued expenses	7,280	6,767
Deferred revenue	8,143	6,516
Unearned rental income	6,350	8,227
Deposit on sales contract	-	9,212
Total current liabilities	114,919	115,751
Long-term debt, less current portion	77,650	50,528
Capital lease and financing obligations, less current portion	607,677	614,046
Convertible debentures, less current portion	26,625	32,000
Deferred gain on sale of communities	26,009	28,517
Deferred rent	5,496	4,571
Other long-term liabilities	2,467	1,875
Total liabilities	860,843	847,288
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares.
Series B, Authorized 70,000 shares, issued and outstanding zero and 36,242 shares at
December 31, 2005 and 2004, respectively	-	-
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
16,486,944 and 10,811,531 shares at December 31, 2005 and 2004, respectively	2	1
Additional paid-in capital	79,321	75,779
Accumulated deficit	(192,396)	(204,099)
Total shareholders' deficit	(113,073)	(128,319)
Total liabilities and shareholders' deficit	$747,770	$718,969

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Community revenue	$378,906	$305,827	$187,089
Other service fees	6,845	6,361	4,358
Management fees	1,981	4,678	10,243
Total operating revenues	387,732	316,866	201,690

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	257,078	219,405	122,352
General and administrative	30,843	26,274	24,041
Depreciation and amortization	46,277	32,492	11,855
Facility lease expense	41,465	38,390	33,831
Total operating expenses	375,663	316,561	192,079
Operating income from continuing operations	12,069	305	9,611

Other income (expense):
Interest income	1,507	595	664
Interest expense	(50,144)	(42,198)	(18,611)
Gain on sale of investment in Alterra Healthcare Corporation	55,441	-	-
Equity earnings in Senior Healthcare Partners, LLC	2,354	132	174
Other, net	2,630	1,441	1,839
Net other income (expense)	11,788	(40,030)	(15,934)

Income (loss) from continuing operations before income taxes	23,857	(39,725)	(6,323)
Provision for income taxes	(9,358)	(1,188)	(418)
Income (loss) from continuing operations	14,499	(40,913)	(6,741)
Income (loss) from discontinued operations, net of tax benefit	(2,197)	373	(1,340)
Net income (loss)	12,302	(40,540)	(8,081)
Preferred stock dividends	(599)	(3,737)	(6,238)
Gain on repurchase of Series A preferred stock	-	-	14,523
Net income (loss) to common shareholders	$11,703	$(44,277)	$204

Basic income (loss) per common share:
Continuing operations	$1.02	$(4.21)	$0.15
Discontinued operations	(0.16)	0.04	(0.13)
	$0.86	$(4.17)	$0.02

Diluted income (loss) per common share:
Continuing operations	$0.81	$(4.21)	$0.14
Discontinued operations	(0.12)	0.04	(0.12)
	$0.69	$(4.17)	$0.02

Weighted average common shares outstanding:
Basic	13,625	10,623	10,255

Diluted	18,305	10,623	11,521

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$12,302	$(40,540)	$(8,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,277	32,492	11,855
Amortization of deferred gain	(2,215)	(2,177)	(962)
Gain on refinancings and sale of properties, net	(1,364)	(952)	-
Impairment of long-lived asset	4,262	447	950
Gain on sale of investment securities	(55,441)	-	(1,437)
Write down of loan fees and amortization	406	2,421	1,363
Preferred stock conversion costs	265	-	-
Equity investment losses (gains)	(2,187)	794	-
Provision for doubtful accounts	577	996	234
Other	369	510	965
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(1,127)	(1,821)	(720)
Other receivables	(97)	2,208	559
Prepaid workers' compensation	(3,193)	(3,192)	(1,157)
Other prepaid expenses	1,206	(1,942)	102
Trade accounts payable	(1,987)	1,642	2,890
Accrued employee compensation and benefits	2,973	3,423	(772)
Accrued interest	808	(186)	173
Accrued real estate taxes	1,711	331	(866)
Accrued income taxes	4,540	109	-
Other accrued expenses	637	1,016	928
Deferred revenue	1,627	461	3,171
Other current liabilities	865	25,690	(808)
Security deposits and other long-term liabilities	34	(122)	(553)
Deferred rent	925	538	524
Net cash provided by operating activities	12,173	22,146	8,358

Cash flows from investing activities:
Acquisition of property and equipment	(9,341)	(4,491)	(2,738)
Acquisition of assets in lease transactions	(445)	(1,136)	-
Purchase of minority partner interest	-	-	(2,500)
Sale of property and equipment	647	11,420	11,346
Construction expenditures - leased properties	(1,897)	(978)	(382)
Proceeds from sale of investment securities	-	-	2,949
Management and lease acquisition costs	(2,171)	(8,830)	(12,587)
Advances to affiliates and other managed communities	(207)	(1,541)	1,469
Proceeds from sale of (investment in) Alterra	62,346	-	(7,678)
Distributions from (investment in) affiliates	1,978	(535)	(79)
Collection of notes receivable	-	2,657	-
Distributions to minority partners	-	-	(250)
Net cash provided by (used in) investing activities	50,910	(3,434)	(10,450)

Cash flows from financing activities:
Increase in restricted deposits	(2,018)	(336)	(1,636)
Debt issue and other financing costs	(731)	(153)	(578)
Repurchase of Series A preferred stock	-	-	(20,524)
Proceeds from long-term borrowings and financing obligations	32,226	26,620	28,763
Repayment of long-term borrowings	(23,213)	(33,154)	(59)
Repayment of capital lease and financing obligations	(16,087)	(8,768)	(4,777)
Payment of preferred dividend	(10,772)	-	-
Other	3,177	1,459	(30)
Net cash provided by (used in) financing activities	(17,418)	(14,332)	1,159
Net increase (decrease) in cash and cash equivalents	45,665	4,380	(933)
Cash and cash equivalents at the beginning of the year	10,748	6,368	7,301
Cash and cash equivalents at the end of the year	$56,413	$10,748	$6,368

See accompanying notes to consolidated financial statements

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2005	2004	2003

Supplemental disclosure of cash flow information -
cash paid during the year for interest	$49,337	$42,772	$19,235
cash paid during the year for taxes	$1,683	$1,051	$763
Noncash investing and financing activities:
Transfer of property and other assets into (out of ) assets held for sale	$(7,891)	$7,891	$-
Unrealized holding gains in investment securities	$-	$-	$144
Accrued and in-kind preferred stock dividends	$599	$3,737	$6,238
Gain on repurchase of Series A preferred stock	$-	$-	$14,523
Common stock warrants issued	$-	$-	$2,549
Note from affiliates	$-	$-	$1,359
Debt assumed for acquisition of property and equipment	$17,464	$-	$22,639
Capital lease and financing obligations	$15,765	$417,233	$222,221
Assumption of debt on sale-leaseback	$-	$(56,566)	$(24,291)
Note receivable for sale of property	$-	$1,331	$-
Long-term debt retirement	$(663)	$-	$-
Reduction in capital lease and financing obligation due to sale of Concorde	$(2,498)	$-	$-
Decrease in lease acquisition costs	$223	$-	$-
Decrease in deferred gain	$(293)	$-	$-

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE OPERATIONS
(In thousands, except share data)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Number		Number		paid-in	comprehensive	Accumulated	shareholders'
	of shares	Amount	of shares	Amount	capital	income (loss)	deficit	deficit

Balances at December 31, 2002	33,473	$-	10,247,226	$1	$68,944	$1,247	$(160,026)	$(89,834)
Unrealized gain on investment
securities	-	-	-	-	-	144	-	144
Realized gain on investment
securities	-	-	-	-	-	(1,391)	-	(1,391)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	-	-	(92)	-	-	(92)
Options exercised	-	-	50,223	-	122	-	-	122
Warrants issued in lease acquisition	-	-	-	-	2,549	-	-	2,549
Preferred stock dividends	1,357	-	-	-	1,371	-	(6,238)	(4,867)
Gain on repurchase of
Series A preferred stock		-	-	-	-	-	14,523	14,523
Net loss for the year ended
December 31, 2003	-	-	-	-	-	-	(8,081)	(8,081)
Balances at December 31, 2003	34,830	$-	10,297,449	$1	$72,894	$-	$(159,822)	$(86,927)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	-	-	243	-	-	243
Options exercised	-	-	514,082	-	1,215	-	-	1,215
Preferred stock dividends	1,412	-	-	-	1,427	-	(3,737)	(2,310)
Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	(40,540)	(40,540)
Balances at December 31, 2004	36,242	$-	10,811,531	$1	$75,779	$-	$(204,099)	$(128,319)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	18,091	-	315	-	-	315
Options exercised	-	-	291,576	-	873	-	-	873
Tax benefit of options exercised	-	-	-	-	1,989	-	-	1,989
Preferred stock dividends	728	-	-	-	366	-	(599)	(233)
Shares issued (redeemed) upon
conversion of preferred stock	(36,970)	-	5,365,746	1	(1)	-	-	-
Net income for the year ended
December 31, 2005	-	-	-	-	-	-	12,302	12,302
Balances at December 31, 2005	-	$-	16,486,944	$2	$79,321	$-	$(192,396)	$(113,073)

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

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (“Emeritus” or the “Company”) is a nationally integrated assisted living company focused on operating residential style communities. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. As of December 31, 2005, the Company owns 9 communities and leases 161 communities. These 170 communities comprise the communities included in the consolidated financial statements.

In addition, the Company also provides management services to independent and related-party owners of assisted living communities. As of December 31, 2005, the Company managed 14 communities, for which only management fees are recognized in the consolidated financial statements.

The management agreements included 46 communities in connection with the Emeritrust transactions, 25 communities in Emeritrust I and 21 communities in Emeritrust II, detailed as follows:

•
Emeritrust I consisted of 25 communities that the Company began managing in December 1998. Mr. Baty held an indirect non-controlling interest in the entity that owned these communities. During the period from 2000 to 2004, the arrangements were modified several times, the options to

Index to Consolidated Financial Statements

purchase and funding obligation were terminated, and the number of communities covered declined from 25 to 21. Effective in January 2004, the management fee arrangement provided for a flat fee of 5% of gross revenues. The term currently expires March 31, 2006, subject to termination by either party on 90 days notice. As of September 30, 2004, 16 of the original 21 Emeritrust I Communities were acquired by a third party REIT and leased to the Company and their operating results are included in the consolidated financial statements beginning October 1, 2004. The remaining five communities are still managed by the Company. One of these communities was sold to an independent third party effective January 1, 2006, which we continue to manage until they receive licensure.

•
Emeritrust II consists of 21 communities that the Company managed in the time period from March 1999 to September 2003. Mr. Baty held an indirect non-controlling interest in the entities that owned these communities. As of September 30, 2003, the owners of the Emeritrust II communities sold them to a REIT, which leased these communities back to the Company in a master lease and these communities are included in the Company's consolidated financial statements beginning October 1, 2004. The Emeritrust II communities consisted of:

▪
Emeritrust II Operating: 16 communities for which the Company had no obligation to fund cash operating deficits. The Company received a base management fee of 5% of gross revenues, but may have received up to 7% depending on the cash flow performance of the communities managed. As of September 30, 2003, these communities were included in the Company's consolidated results.

▪
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

Other management agreements are as follows:

•
management agreements covering 5 communities owned by entities controlled by Mr. Baty. The Company generally receives fees ranging from 5% to 6% of the gross revenues generated by these communities. Upon mutual agreement, we have terminated management of one of these communities effective January 31, 2006.

•	a management agreement covering one community owned by a joint venture in which the Company has a financial interest. The Company receives management fees of 6% of gross revenues for this community.

•	management agreements covering three communities owned by independent third parties. The Company receives management fees based on a rate for occupied capacity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

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

•
Emeritus formed a wholly owned captive insurance company domiciled in the U.S. for commercial general and professional liability. The insurance policy issued by the captive is claims-made and insures liabilities associated with general and professional liability. The policy insures on a per occurrence and aggregate-limit basis in excess of a self-insured retention. Emeritus accrues losses based upon actuarial estimates of the total aggregate liability for claims occurring within the year plus captive related expenses. Losses, whether within the self-insured retention, the policy limits, or exceeding policy limits are covered through a self-insurance pool agreement, which includes all managed communities on a per unit of capacity basis Should losses exceed actuarial estimates, additional expense may be accrued at the time of determination. The captive was capitalized and the premium structure established pursuant to regulatory requirements. Emeritus pays premiums based in part on a fixed schedule and in part as losses are actually paid. The captive is subject to regulatory agency oversight and is reviewed for compliance with applicable law. Results from these reviews may change the timing or amount of subsequent funding. During 2005, we acquired commercial general liability insurance separate from the captive.

•
For health insurance, Emeritus self-insures each covered member up to a certain level above which for certain covered members a catastrophic insurance policy covers any additional costs. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

•
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York (for part of 2005), and the compulsory State Funds of Washington, Ohio, and West Virginia) through a high deductible, collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The Company contracts with an independent third-party administrator to administer the claims; and claim expenses are paid from the collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis based on actual payroll. The posted collateral is carried as an asset on the balance sheet and is reduced as claims are paid from the account by the administrator. At policy expiration each year, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, then the benefit of any over-collateralization will inure to the Company. For part of 2005, the Company insured occupational injuries and illness in New York through participation in a self-insured group pool on a guaranteed cost insurance policy basis, with the premium payable monthly. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims, and claim expenses are paid by the insurer. During 2005, New York was added to the collateralized insurance policy discussed above. For work-related injuries in Texas, the Company provides work related injury benefits through a qualified “Non-Subscriber Employee Retirement Income Security Act Occupational Injury and Illness Benefit Plan.” Claim expenses are paid as incurred and estimated losses are accrued on a monthly basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

based on actual payroll. An insurance policy is in place to cover liability losses in excess of a deductible amount. The cost of this insurance is accrued monthly. The Company contracts with an independent third-party administrator to manage the claims. The Company also contracts with an independent third-party to certify the actuarial estimates of ultimate losses for workers’ compensation.

•
Emeritus accounts for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date. The Company makes pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, “Accounting for Stock-Based Compensation.” The fair value-based method requires the Company to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life. To the extent such things as actual volatility or life of the options is different from estimated, amounts expensed will be more or less than would have been recorded otherwise. The Company implemented SFAS No. 123R January 1, 2006.

•
Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which at this time shows a net asset valuation of zero. Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made. Primarily due to the gain on sale of investment in Alterra, the Company has utilized all available tax loss and tax credit carryforwards in 2005.

•
Emeritus accounts for impairment of long-lived assets, which include property and equipment, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed quarterly or whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of the Company's relationships with its partners and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

•
Emeritus accounts for leases as either operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

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

•
The Company's accounting policy regarding contingent liabilities is to recognize those obligations if they are probable and estimable in accordance with SFAS 5 Accounting for Contingencies based on management’s best estimate of the ultimate outcome. If a legal judgment is rendered against the Company, then Emeritus believes that it has a probable liability and it accrues the full amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

The Company charges nonrefundable move-in fees at the time the resident occupies the unit. Revenue for these fees is deferred and recognized over the average period of resident occupancy, currently 15 months.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper, triple-A rated government agency notes, and certificates of deposit with a maturity date at purchase of three months or less.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 12 to 40 years; furniture, equipment and vehicles, three to seven years; capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.

The Company accounts for impairment of long-lived assets, which primarily include property and equipment, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed quarterly or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in the Company's business strategies and plans, changes in the quality or structure of its relationships with its partners, and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Investments

Investment securities with a readily-determinable fair value are classified as trading and are recorded at fair value. They represent funds for the non-qualified deferred compensation plan.

Investments in 20% to 50% owned affiliates are accounted for under the equity method. Investments that do not have a readily-determinable fair value in less than 20% owned entities are accounted for under the cost method.

Intangible Assets

Intangible assets, which are comprised of deferred financing costs, contract acquisition costs (both of which are included in other assets), and lease acquisition costs, are amortized on the straight-line method over the term of the related debt, contract, or lease agreement which range from 15 months for contract acquisition costs to 15 years for lease acquisition costs.

Income Taxes

Deferred income taxes are provided based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

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

Deferred Gain on Sales of Communities

Deferred gains on sales of communities consist of deferred gains on sale-leaseback transactions. Deferred gains on sale-leaseback transactions are amortized using the straight-line method over the terms of the associated leases where the Company has no continued financial involvement in communities that it has sold and leased back. Sale-leaseback transactions where the Company has continuing involvement, other than normal leasing activities, are not accounted for as sales until such involvement terminates.

Leases and Debt with Escalator Clauses

Leases and debt that contain fixed payment escalators are accounted for on a straight-line basis as if the lease payments or interest rates were fixed over the life of the lease or debt. In addition, certain leases contain payment escalators based on the increase in the Consumer Price Index (CPI) not to exceed certain fixed rates. To the extent there is a high level of certainty that the fixed rate increase under the lease will be met, lease payments are accounted for on a straight-line basis using the fixed rate. If the change in CPI is less than the fixed rate, the difference is accounted for at the time the contingency is resolved. Deferred rent primarily represents the effects of straight-lining leases that contain fixed payment escalators.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Had compensation costs for the Company’s stock option plan been determined pursuant to SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
	(In thousands, except per share data )
Net income (loss) to common shareholders:
As reported	$11,703	$(44,277)	$204
Add: Stock-based employee compensation expense
included in reported net income (loss)	-	-	-
Deduct: Stock-based employee compensation, net of tax,
determined under fair value based method for all awards	(835)	(1,028)	(1,156)
Pro forma	$10,868	$(45,305)	$(952)

Net income (loss) per common share:

As reported - Basic	$0.86	$(4.17)	$0.02

Pro forma - Basic	$0.80	$(4.26)	$(0.09)

As reported - Diluted	$0.69	$(4.17)	$0.02

Pro forma - Diluted	$0.65	$(4.26)	$(0.08)

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2005	2004	2003

Expected life from grant date (in years)	4	4	4
Risk-free interest rate	3.74%-3.96%	3.04%-3.58%	1.79% - 2.20%
Volatility	64.0%-74.6%	88.4%-90.8%	89.3% - 90.0%
Dividend yield	-	-	-
Weighted average fair value (per share)	$7.38	$4.24	$2.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Income (Loss) Per Share

The capital structure of Emeritus includes convertible debentures, common stock warrants, and stock options, and prior to 2005, included non-redeemable convertible preferred stock. Basic net income (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares. Options and warrants are included under the "treasury stock method" to the extent they are dilutive. Certain shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures and preferred stock have been excluded from the computation because the effect of their inclusion would be anti-dilutive. The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Year ended December 31,
	2005	2004	2003
Convertible Debentures	1,455	1,455	1,455
Options	-	1,559	30
Warrants - Senior Housing Partners I, L.P.	-	500	500
Warrants - Saratoga Partners	-	1,000	-
Series B Preferred (1)	-	5,019	4,824
	1,455	9,533	6,809
(1) Repurchased in June 2005

Dilutive potential common shares and adjustments to net income (loss) to common shareholders arising under the assumed conversion into common stock of the convertible debentures and Series B Stock are included under the "if-converted method.”

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):
	Year ended December 31,
	2005	2004	2003
Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$11,703	$(44,277)	$204
Denominator for basic net income per share:
Weighted average number of common shares outstanding	13,625	10,623	10,255
Basic net income (loss) per share	$0.86	$(4.17)	$0.02

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$11,703	$(44,277)	$204
Assumed conversion of Series B Stock	957	-	-
	$12,660	$(44,277)	$204
Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	13,625	10,623	10,255
Assumed conversion of Series B Stock	2,683	-	-
Assumed exercise of options and warrants	1,997	-	1,266
	18,305	10,623	11,521
Diluted net income (loss) per share	$0.69	$(4.17)	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity, which under accounting principles generally accepted in the United States, are excluded from results of operations. In 2003, these consist of unrealized gains and losses on available for sale investment securities, net of any related tax effect.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement requires the Company to recognize expense for compensation cost related to share-based payments, including stock options and employee stock purchase plans, in its consolidated statement of operations. SFAS No. 123R would eliminate the Company’s ability to account for share-based awards to employees using Accounting Principles Board ("APB") Opinion 25, “Accounting for Stock Issued to Employees” and would require that the transactions use a fair value method as of the grant date. SFAS No. 123R addresses the accounting for transactions in which the Company receives employee services in exchange for equity instruments or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. The Company adopted SFAS No. 123R on January 1, 2006. The Company has determined that it will adopt the “modified prospective” method in implementing SFAS No. 123R. Using this method and the current assumptions used in the pro forma disclosure, the Company expects the stock compensation expense amounts to be similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. The fair value of the liability should be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. In the event the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why it cannot be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the Interpretation as of December 31, 2005, and the effect on its consolidated financial statements was not material.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation.

(2) Short-Term Investments

On April 23, 2003, ARV Assisted Living, Inc. (“ARV”) announced that, at a special meeting held on that date, its shareholders voted to approve the Agreement and Plan of Merger, dated as of January 3, 2003, between ARV and Prometheus Assisted Living LLC ("Prometheus"). ARV further announced that the merger transaction closed and trading of the ARV stock on the American Stock Exchange ceased on April 23, 2003. Under the terms of the merger, shares of ARV's stock held by shareholders other than Prometheus and its affiliates were converted into the right to receive merger consideration of $3.90 per share, without interest. On April 25, 2003, the Company received approximately $2.9 million in exchange for its 755,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

shares of ARV common stock in which it had a carrying value of approximately $1.5 million, thus recognizing a gain of approximately $1.4 million, which is included in "Other, net" in the Company's Consolidated Statements of Operations and a corresponding reduction in "Accumulated other comprehensive gain" in the Company's Consolidated Balance Sheets.

Short-term investments designated as trading securities are carried at fair value and represent funds for the non-qualified deferred compensation plan of $1.9 million and $1.3 million at December 31, 2005 and 2004, respectively.

(3) Long-Term Investments

In December 2003, Emeritus invested $7.7 million in a limited liability company (LLC) that acquired Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin, that was the subject of a voluntary Chapter 11 bankruptcy. The transaction closed on December 4, 2003, following approval by the Bankruptcy Court. The members of the LLC consist of an affiliate of Fortress Investment Group LLC (Fortress), a New York based private equity fund, which is the managing member, an entity controlled by Mr. Baty, and the Company with original ownership interests of 50%, 25%, and 25%, respectively.

Through January 31, 2004, the investment was structured as an ownership interest in an LLC, which is a pass-through entity for tax purposes, similar to a limited partnership. Under generally accepted accounting principles, the Company used the equity method of accounting for its LLC membership interest and recorded a portion of Alterra's results of operations in its financial statements. As a consequence, equity losses of approximately $794,000 were recorded in the consolidated statement of operations for the year ended December 31, 2004, under the caption “Other, net,” which represents the Company's equity portion of Alterra's net loss through January 2004.

The LLC made an election to be treated as a corporation for tax purposes effective January 31, 2004, and was no longer a pass-through entity. As a result of this election, on February 1, 2004, the Company began accounting for Alterra on a cost basis under APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

In June 2005, Fortress purchased 50% of both NW’s and the Company’s interest in Alterra for $50 million in cash, $25 million each to NW and Emeritus Corporation. NW, Fortress, and Emeritus Corporation entered into a Membership Interest Purchase Agreement whereby, concurrent with the sale and purchase of the membership interests, the parties entered into an Amended and Restated LLC Agreement (the “Amended LLC”). The resulting membership interests of Fortress, NW, and Emeritus Corporation were then 75%, 12.5%, and 12.5%, respectively. The Company recorded a gain of $21.3 million in the condensed consolidated statement of operations for the second quarter ended June 30, 2005, as a result of this transaction.

Under the Amended LLC, Emeritus Corporation agreed to provide an indirect guarantee of an obligation of Alterra. The primary guarantor is an affiliate of Fortress (the “Affiliate”). The Affiliate has agreed to guarantee the proposed purchase by Alterra of six properties that are currently operated by Alterra under a lease agreement with Omega Healthcare Investors. The Company agreed to pay our proportional membership interest (12.5%) of any amount that the Affiliate is required to pay under the guarantee, not to exceed $2,550,000. The gain on sale of the investment in Alterra was reduced by the fair value of the guarantee, which was determined to be $200,000.

In October 2005, the Company received a cash dividend of $522,000 and recorded it as a reduction in its investment in Alterra.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

In November 2005, the Company sold its remaining interest in Alterra through the public offering of Brookdale Senior Living, Inc. (“Brookdale”). The Company’s 2,086,000 shares in Brookdale were acquired through the merger of Alterra and Brookdale. The Company received approximately $36.9 million in cash and recorded a gain of $34.1 million in the consolidated statement of operations for the fourth quarter ended December 31, 2005, including the reversal of the $200,000 fair value of the guarantee because no payment was required under the guarantee. In total, the Company received approximately $62.3 million in cash and recorded gains of approximately $55.4 million in the year ended 2005 related to the Company’s investment in Alterra. The Company has no further ownership interest in Brookdale or any of its subsidiaries.

(4) Other Receivables

Other receivables consisted of the following at December 31 (In thousands):

	2005	2004

Working capital advances to third parties and affiliates	$477	$390
Other receivables	1,820	2,484
	$2,297	$2,874

(5) Property and Equipment

Property and equipment consist of the following at December 31 (In thousands):

	2005	2004

Land and improvements	$13,911	$13,467
Buildings and improvements	669,513	645,922
Furniture and equipment	21,586	19,016
Vehicles	7,041	5,544
Leasehold improvements	13,692	10,120
	725,743	694,069
Less accumulated depreciation and amortization	109,035	68,057
	616,708	626,012
Construction in progress	2,438	1,035
	$619,146	$627,047

Included in the above schedule are property and equipment under capital leases. Equipment under capital leases totaled $716,000 and $709,000 at December 31, 2005 and 2004, respectively, with accumulated depreciation and amortization of $471,000 and $289,000, respectively. Vehicles under capital leases are $1.3 million and $1.3 million at December 31, 2005 and 2004, respectively, with accumulated depreciation and amortization of $680,000 and $417,000, respectively. Buildings under capital leases are $537.1 million and $521.4 million at December 31, 2005 and 2004, respectively, with accumulated depreciation and amortization of $62.1 million and $26.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(6) Notes Receivable From and Investments in Affiliated Companies

During 1998, the Company sold its interest in a community located in Texas to a Baty-related entity. In addition, the Company agreed to advance $800,000 to the Baty-related entity, subject to two promissory notes bearing interest at 9% and payable in 10 years and on demand, respectively. The agreement contained additional funding provisions whereby the Company would fund 20% of the losses generated by the community up to $500,000, of which $500,000 was outstanding at December 31, 2003, which also bore interest at 9% and was payable in 10 years. In addition, the Company has advanced the Baty-related entity $450,000 under a repair note, bearing interest at 9% and due June 2008. The Baty-related entity’s aggregate obligation to the Company under these notes was $2.6 million, including accrued interest of $881,000, at December 31, 2003. These notes were paid off in connection with completing the first stage of a lease of up to 24 assisted living facilities (See “CPM-JEA Transactions” in Note “(17) Sales, Leases and Acquisitions, including Certain Related-Party Transactions” of “Notes to Consolidated Financial Statements.”)

In January 2000, the Company purchased a 30% equity interest in SHP for $1.8 million. During 2004, the Company advanced an additional $356,000 to SHP.

In September 2005, SHP entered into an agreement with Walgreen Company (“Walgreen”) to sell substantially all of the business assets of SHP for cash, assumption of certain liabilities and an ownership interest in Senior Med, LLC, an entity created specifically for this transaction (“Walgreen Transaction”). SHP continues to maintain a 33.3% interest in Senior Med, LLC. The operating agreement for this transaction contains an option to purchase by Walgreen, and a put and call provision for Walgreen and SHP, by which Walgreen could obtain the remaining SHP interest in Senior Med, LLC. Should this provision be exercised, The Company’s remaining interest in SHP would be acquired by Walgreen at a price based upon a multiple of revenues as defined in the operating agreement. The agreement also contains a non-compete agreement, which prevents the Company from providing pharmacy services to the assisted living industry in the U.S., in any manner, for a period of 18 months after Emeritus Corporation ceases to hold any ownership interest in SHP. The Walgreen Transaction resulted in an indirect ownership interest by us of approximately 9.5% in Senior Med, LLC. We recognized equity earnings of $2.4 million, $132,000, and $174,000 in our consolidated statements of operations for the three years ended December 31, 2005, 2004, and 2003, respectively, and received cash distributions of $1.5 million and $798,000 in September and October 2005, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(8) Long-term Debt

Long-term debt consists of the following at December 31 (In thousands):

	2005	2004

Notes payable, interest at 12% in first year and 12.5% in second, payable in monthly installments, unpaid principal and interest due April 2006. (note was refinanced in March 2005)	$-	$1,822
Note payable, interest only at 12.13% (12.63% at December 31, 2004) payable monthly with a 50 basis point increase each anniversary capped at 13%, principal and interest starting the second year (October 2004), and unpaid principal and interest due June 2007 (note was refinanced in March 2005)	-	19,634
Notes payable, interest at rates from 8.0% to 12%, payable in monthly installments, due through March 2013	10,819	10,482
Notes payable, principal and interest at 6.98%, payable in monthly installments, due August 2008	21,500	22,092
Notes payable, principal and interest at prime, payable in monthly installments, due September 2005 and paid off in 2005.	-	631
Note payable, interest only at 10%, payable in monthly installments, unpaid principal and interest due March 2008.	21,426	-
Note payable, interest only at 10%, payable in monthly installments, unpaid principal and interest due June 2008.	10,800	-
Notes payable, principal and interest at 6.95%, payable in monthly installments, due November 2012	15,930	-
Subtotal	80,475	54,661
Less current portion	2,825	4,133
Long-term debt, less current portion	$77,650	$50,528

Substantially all long-term debt is secured by the Company’s property and equipment.

In May 2003, in connection with the Lease of Eight Communities in May 2003 transaction discussed in Note 17, "Sales and Acquisitions, including Certain Related-Party Transactions,” a REIT loaned $600,000 to the Company for general working capital purposes and for capital and other improvements (included in the note payable for $10.8 million in the table above). This loan has a 10-year term with no extensions, bearing interest at 10% annually with monthly interest-only payments. In addition, if the Company exercises its purchase option at any time on any of the eight communities, the pro rata principal portion of the loan will become due at the time the closing of the purchase of such facility occurs.

The REIT that financed the Emeritrust II transaction held $6.8 million of the Company's leasehold mortgage debt that bore interest at 12% per annum, commencing March 2002 with periodic increases up to 13% per annum. This REIT also provided $7.5 million in leasehold mortgage financing incurred to support the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Series A Preferred Stock repurchase in August 2003 and $11.5 million in leasehold mortgage financing to support the purchase of the Emeritrust II communities.

On September 30, 2003, we consolidated three previous financings with Health Care REIT, Inc. (“HCN”), as described above, into a single $25.8 million leasehold mortgage financing, secured by 32 communities and maturing on June 30, 2007. The debt had interest at an initial rate of 12.13% per annum with periodic increases up to 13%. The consolidated loan required monthly payments of interest during the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. We made a cash principal reduction of $6.0 million in August 2004. The balance on the note prior to the restructuring was approximately $19.5 million.

In March 2005, the Company completed a debt restructuring on the HCN note with Healthcare Realty Trust (“HRT”) that reduces the effective interest rate by approximately 2.75% on $21.4 million of debt and extends the maturity to March 2008 as further described below.

The Company modified the existing note in full substitution with HRT, an unrelated third party lender. HCN sold the loan to HRT, and assigned substantially all of the leasehold mortgages and all additional collateral securing the loan pursuant to a certain Loan Purchase Agreement between HCN, HRT, and Emeritus. HRT and the Company agreed to modify, amend, and restate the loan. The restated loan has a maturity date of March 3, 2008. The initial interest accrues on the principal amount outstanding at the rate of 10% per annum. Commencing on the first day of the first month after the commencement date and on the first day of each month thereafter, the Company will make monthly interest only payments sufficient to pay all interest accrued. On the maturity date, the Company will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest and all charges, expenses, and other amounts payable by the Company to HRT. The Company may not prepay the note in whole or in part at any time without the prior written consent of HRT, at HRT's sole discretion. In addition, the note contains certain subjective default clauses, which, as a remedy, HRT may declare the loan to be immediately due and payable.

In connection with the loan modification, HRT also extended an additional $1.8 million to the Company on the same terms as the restated loan from HRT to pay off certain transaction cost advances that matured in April 2006 and had an interest rate of 12.0% (increasing to 12.5% in April 2005).

The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Stock of approximately $10.8 million. Details of the Series B transaction are discussed in Note 12 “Shareholders’ Deficit.” Monthly note payments of interest-only are due in arrears on the first day of each month. The note is due in full on June 30, 2008, with no prepayments allowed prior to January 1, 2007, and only upon at least nine months prior written notice. The $10.8 million note contains provisions that modify one multi-community and four individual community leases with the REIT covering 12 properties. The loan required collateral in the form of a cash deposit of $1.0 million, which was recorded as a restricted deposit in the accompanying consolidated balance sheet.

The Company financed $15.9 million of the purchase price of the Arkansas Acquisition, a transaction discussed in Note 17, "Sales and Acquisitions, including Certain Related-Party Transactions,” through mortgage financing with GE Capital. The debt is secured by the three Arkansas communities and matures in December 2012. Interest accrues at the fixed rate of 6.95% per annum. The loan requires monthly payments of principal and interest, based on a 25-year amortization. No prepayment of the loan is allowed. The loan agreement requires the performance of certain financial covenants related to the operation of the communities and contains certain cross default provisions relating to other obligations of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiaries, except as otherwise provided in connection with these financing requirements.

Certain of the Company’s indebtedness include restrictive provisions related to cash dividends, investments, and borrowings. As of December 31, 2005, the Company was in violation of one or more covenants in certain of the leases, but has been able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default. The waivers expire January 1, 2007.  Many of its debt instruments contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on its financial condition if such debts are cross-defaulted.

Principal maturities of long-term debt at December 31, 2005, are as follows (In thousands):

2006	$2,825
2007	3,341
2008	54,273
2009	1,620
2010	304
Thereafter	18,112
Total	$80,475

(9) Convertible Debentures

In November 2005, the Company completed an offer to exchange its outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity on January 3, 2006. The terms of the existing debentures and the new debentures were substantially the same, except that the maturity of the new debentures was July 1, 2008, instead of January 1, 2006, and the new debentures could not be redeemed at the Company’s election. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,210,227 shares of common stock. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all other indebtedness of the Company.

Of the $26.6 million of debentures, $20.8 million are owned by directors and officers or their affiliates. Saratoga Partners, two of whose representatives are directors, own $5.0 million of the debentures. Affiliates of Daniel R. Baty, the Company’s chief executive officer and a director, and Stanley L. Baty, a director, own $15.8 million of the debentures.

(10) Redeemable Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value. Pursuant to such authority, in October 1997, the Company sold 25,000 shares of Series A cumulative convertible, exchangeable, redeemable preferred stock for $25,000,000. The holder of the Series A redeemable Preferred Stock was entitled to receive quarterly dividends payable in cash. The dividend rate was 9% of the stated value of $25,000,000. Dividends accumulate, whether or not declared or paid. If cash dividends were not paid quarterly, the dividend rate increased to 11% (“arrearage rate”) until the unpaid cash dividends had been fully paid. The preferred stock had a mandatory redemption date of October 24, 2004, at a price equal to $1,000 per share, plus any accrued but unpaid dividends. Each share of preferred stock could be converted,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

at the option of the holder, into 55 shares of common stock, at the trading price at the time of conversion. The preferred stock was also exchangeable in whole only, at the option of the Company, into 9% subordinated convertible notes due October 24, 2004. The 9% subordinated notes contained the same conversion rights, restrictions and other terms as the preferred stock. For the year ended December 31, 2003, the Company accumulated dividends aggregating $1.7 million at the arrearage dividend rate of 11%.

In addition, because the Company was unable to pay dividends to their Series A shareholders for more than six consecutive quarters, beginning in 2002, the Series A dividends were calculated on a compounded cumulative basis, retroactively. The cumulative compounding for 2003 was an additional $586,000.

Repurchase of Series A Preferred Stock. In a two-part transaction that was completed August 28, 2003, the Company repurchased all the outstanding shares of its Series A Preferred Stock for an aggregate purchase price of $20.5 million. The Series A Preferred Stock had originally been issued for $25.0 million. As a part of the repurchase, the holder of the Series A Preferred Stock waived approximately $10.1 million in accrued and unpaid dividends. As a result of the transaction, the Company recognized a gain of approximately $14.5 million. Just prior to the repurchase, the Series A Preferred Stock was accruing compounded, cumulative dividends of approximately $3.7 million annually with mandatory redemption in October 2004 at a price of $25 million plus accrued and unpaid dividends. In completing the repurchase, the Company avoided these future obligations. The Company obtained the funds to complete the repurchase through three related transactions as described in note “(17) Sales, Leases and Acquisitions, including Certain Related-Party Transactions.”

(11) Income Taxes

Income taxes reported by the Company differ from the amount computed by applying the statutory rate primarily due to limitations on utilizing net operating loss carryforwards (“NOLs”) and requirements to pay Alternative Minimum taxes.

Income taxes of $8.2 million and $1.2 million at December 31, 2005 and December 31, 2004, respectively, are primarily the result of taxable gains on sales transactions in 2005 and 2004.

Net income (loss) before income taxes consists of $20.5 million, $(39.4) million, and $(7.7) million in 2005, 2004, and 2003, respectively.

The provision of income taxes for the years ended December 31, 2005, 2004, and 2003, is as follows (in thousands):

	2005	2004	2003

Federal	$6,797	$773	$142
State and local	1,430	415	276
Total current income taxes	8,227	1,188	418

Deferred-federal	-	-	-
Deferred- state and local	-	-	-
Total deferred income taxes	-	-	-
Total income tax expense (benefit)	$8,227	$1,188	$418

Income taxes paid	$1,683	$1,051	$763
Income taxes refunded	$-	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

The provision for income taxes of $8.2 million for 2005 is allocated between continuing operations in the amount of $9.4 million and a tax benefit from discontinued operations losses in the amount of $(1.1) million.

The Company’s income tax expense from continuing operations differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 35% to net income (loss) before income taxes as follows (in thousands):

	2005	2004	2003

Income tax expense (benefit) at statutory rate	$8,350	$(13,773)	$(2,682)
State income tax, net of federal	727	274	182
Other differences	879	773	142
Change in valuation allowance	(598)	13,914	2,776
	$9,358	$1,188	$418

As of December 31, 2005, the Company had federal NOLs available to offset future taxable income, whose expiration dates approximated the following (in thousands):

NOL
2006	$150
From 2007 to 2012	1,049
$1,199

The above NOLs were acquired in business combinations. These acquired NOLs become recoverable in the future when the company for which they belong has taxable income separate from that of the consolidated group.

As of December 31, 2005, the Company had NOLs for state tax purposes of approximately $9.0 million. The majority of prior net operating losses used in 2005 offset gains, primarily from the Alterra transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Deferred income tax assets and liabilities consist of the following (in thousands):

	2005	2004

Gross deferred tax liabilities:
Lease expense	$(38,359)	$(16,980)
Insurance	(142)	-
Depreciation and amortization	-	(2,134)
Total deferred tax liabilities	(38,501)	(19,114)

Gross deferred tax assets:
Net operating loss carryforwards	782	11,686
Deferred gains on sale-leasebacks	9,772	10,846
Nonqualified deferred compensation plan	711	533
Unearned rental income and deferred move-in fees	5,775	5,964
Vacation accrual	1,217	1,224
Health insurance accrual	916	961
Insurance accrual	13,042	11,511
Interest expense	29,742	13,975
Incentive compensation accrual	485	606
Depreciation and amortization	168	-
Capital leases	26,714	12,252
Federal alternative minimum tax credit	-	871
Limited Liability Company interests	424	898
Other	540	172
	90,288	71,499
Less valuation allowance for deferred tax assets	(51,787)	(52,385)
Deferred tax assets, Net	38,501	19,114

Total deferred tax assets	$-	$-

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets decreased approximately $598,000 for the year ended December 31, 2005. The 2004 deferred assets and liabilities and valuation allowance have been adjusted to include the state tax effects and to be consistent with current year presentations. Such adjustments were not material.  At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

(12)  Shareholders’ Deficit

Preferred Stock

In December 1999, the Company sold 30,000 shares of its Series B preferred stock to Saratoga Partners IV, L.P. ("Saratoga") and certain investors related to Saratoga for a purchase price of $1,000 per share. Each share of Series B Stock had voting authority, and was convertible into the number of shares of common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

equal to the stated value of $1,000 divided by an initial conversion price of $7.22, which has been adjusted to $6.89 due to dilutive stock option transactions, as provided in the indenture agreement. Additionally, the Company issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which has similarly been adjusted to $4.20 due to the dilutive stock option transactions. On March 6, 2006, the Company issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share under the terms of the warrants.

The Series B Stock was entitled to receive quarterly dividends payable in a combination of cash and additional shares of Series B Stock. The initial dividend rate was 6% of the stated value of $1,000, of which 2% was payable in cash and 4% was payable in additional Series B Stock at the rate of one share of Series B Stock for every $1,000 of dividend. After January 1, 2004, the dividend rate was moved to 7% of which 3% is payable in cash and 4% is payable in additional Series B Stock. Dividends accumulate, whether or not declared or paid. The Series B Stock provided for an “arrearage rate” if the cash portion of the dividend was not paid, increasing the cash portion of the dividend to 7%. The arrearage rate became effective in October 2000, thus accruing dividends at an 11% rate, 7% in cash and 4% in additional shares of Series B Stock. However, the cash portion of the dividend had not been paid since 2000, which resulted in an accumulated liability of approximately $10.8 million as of March 31, 2005. Beginning January 10, 2003, the Company could redeem all of the Series B Preferred Stock at $1,000 per share plus unpaid dividends, if the closing price for the common stock on the American Stock Exchange is at least 175% of the then conversion price for 30 consecutive trading days.

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

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999. For accounting purposes, the Company had accrued a liability of $11.1 million, which included approximately $358,000 representing a straight-line dividend accrual that was reversed upon closing of this stock transaction. No interest was required to be accrued on the unpaid cash dividends. On June 30, 2005, the Series B Stock was converted into 5,365,746 shares of common stock. In addition, in connection with the conversion, the Company incurred $265,000 in legal and professional fees.

1995 Stock Incentive Plan

The Company has a 1995 stock incentive plan (“1995 Plan”) which combines the features of an incentive and non-qualified stock option plan, stock appreciation rights, and a stock award plan (including restricted stock). The 1995 Plan is a long-term incentive compensation plan and is designed to provide a competitive and balanced incentive and reward program for participants. A portion of this plan expired due to the fact that no Incentive Stock Options may be granted more than 10 years after the Plan's effective date, which was September 26, 1995. In effect, no new options can be granted to employees at this time but, outstanding options will continue to vest and be exercisable. Also, 214,000 options are still available to grant under the non-employee portion of the stock plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

The Company has authorized 2,600,000 shares of common stock to be reserved for grants under the 1995 Plan of which 214,000 were available for future awards at December 31, 2005. Options generally vest between one-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire not later than ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

A summary of the activity in the Company’s stock option plans follows:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,558,954	$3.06	2,151,443	$2.89	1,714,333	$2.56
Granted	97,500	$13.35	45,000	$6.42	536,500	$3.94
Exercised	(291,576)	$2.99	(514,082)	$2.37	(50,223)	$2.44
Canceled	(15,497)	$3.45	(123,407)	$4.25	(49,167)	$3.03

Outstanding at end of year	1,349,381	$3.81	1,558,954	$3.06	2,151,443	$2.89
Options exercisable at year-end	1,165,740	$3.50	1,061,448	$2.70	916,941	$2.57
Weighted-average fair value of
options granted during the year		$7.38		$4.24		$2.55

The following is a summary of stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
Range of Exercise prices			Number outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.60	to	$2.56	487,711	5.94	$2.11	487,711	$2.11
$2.56	to	$2.95	316,822	6.10	$2.95	316,822	$2.95
$2.95	to	$4.06	403,598	7.18	$3.95	257,457	$3.95
$4.06	to	$9.63	43,750	7.81	$6.50	43,750	$6.50
$9.63	to	$14.55	97,500	9.40	$13.35	60,000	$13.56
$1.60	to	$14.55	1,349,381	6.66	$3.81	1,165,740	$3.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Employee Stock Purchase Plan

In July 1998, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 400,000 shares are available for purchase under the Plan. Periodically, participant account balances are used to purchase shares of stock at the lesser of the fair market value of shares on the first or last day of the participation period. Employees may not exceed $25,000 in annual purchases or 15% of eligible compensation. The Plan expires in May 2008. In 2005, 2004, and 2003, employees purchased, net of open market repurchases; 18,091; zero; and zero common shares, respectively, through the Plan, for an aggregate total of 194,066 common shares since inception of the Plan.

(13) Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following for the years ended December 31, 2005, 2004, and 2003, respectively (In thousands):

	2005	2004	2003

Net income (loss) to common shareholders	$11,703	$(44,277)	$204
Other comprehensive income (loss):
Unrealized holding gains
on investment securities	-	-	144
Realized gains on investment securities	-	-	(1,391)
Comprehensive income (loss)	$11,703	$(44,277)	$(1,043)

(14)  Financial Instruments

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, short-term borrowings, accounts payable, convertible debentures, and long-term debt. The convertible debentures have a fair value equal to the book value of $32.0 million at December 31, 2005, as evidenced by the fact that $26.6 million principal amount of the debentures were exchanged for new debentures at the same interest rate just prior to year end. The fair value of the Company’s other financial instruments at December 31, 2005, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following: long-term debt had an estimated fair value, based on the Company’s incremental borrowing rate of 11.75% for unsecured borrowings and 7.25% for secured borrowings, of $78.6 million as compared to a carrying value of $80.5 million at December 31, 2005.

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

The Company has management agreements with a number of entities in which Mr. Baty has a financial interest at December 31, 2005. The agreements have terms ranging from two to five years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues. One of these communities was sold to an independent third party effective January 1, 2006, which the Company continues to manage until they receive licensure. One other community was closed January 31, 2006. Management fee revenue earned under these and previous agreements was approximately $1.6 million, $2.2 million, and $4.4 million in 2005, 2004, and 2003, respectively.

Mr. Baty is a principal shareholder, director, and Chairman of the Board of Holiday Retirement Corporation, and is the principal owner of Columbia-Pacific Group, Inc. Substantially all of the independent living facilities operated by Holiday are owned by partnerships that are controlled by Mr. Baty and Holiday. Mr. Baty’s varying financial interests and responsibilities include the acquisition, financing, and refinancing of independent living facilities and the development and construction of, and capital raising activities to finance new facilities. Columbia-Pacific and affiliated partnerships own assisted living communities and independent living facilities, many of which the Company manages under various management agreements. The financial interests and management and financing responsibilities of Mr. Baty with respect to Holiday and Columbia-Pacific and their affiliated partnerships could present conflicts of interest with the Company, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

(16) Leases

At December 31, 2005, the Company leased office space and 161 assisted living communities. The office lease expires in 2016 and contains one five-year renewal option. The community leases, which are triple-net leases, expire from 2011 to 2020 and contain various extension options, ranging from five to 15 years.

Minimum lease payments under noncancelable operating leases at December 31, 2005, are as follows (In thousands):

2006	$40,851
2007	40,911
2008	41,532
2009	42,137
2010	42,717
Thereafter	130,763
Total	$338,911

Facility lease expense under noncancelable operating leases was approximately $41.5 million, $38.4 million, and $33.8 million for 2005, 2004, and 2003, respectively, which included non-cash expense of approximately $925,000, $538,000, and $524,000, respectively, related to straight-lining lease expense based on fixed inflators. A number of operating leases provide for additional lease payments computed at 5% of additional revenues of the community, which is not included in the table above. Additional facility lease expense under these provisions was approximately $1.1 million, $920,000, and $628,000 in 2005, 2004, and 2003, respectively. Another group of 24 communities require additional lease payments computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold and resulted in additional lease expense of $385,000, $67,000, and zero in 2005, 2004, and 2003, respectively, which is not included in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

Facility lease expense under noncancelable operating leases with entities in which Mr. Baty has a financial interest was approximately $6.1 million, $5.9 million, and $5.8 million for 2005, 2004, and 2003, respectively.

Minimum lease payments under noncancelable capital leases and financing obligations at December 31, 2005, are as follows (In thousands):

2006	$60,275
2007	62,207
2008	64,119
2009	65,949
2010	67,807
Thereafter	671,800
Subtotal	992,157
Less imputed interest at rates ranging between 3.0% and 9.5%	(365,452)
Capital lease and financing obligations	626,705
Less current portion	19,028
Capital lease and financing obligations, less current portion	$607,677

Facility interest expense under noncancelable capital leases and financing obligations was approximately $42.2 million, $28.7 million, and $6.1 million for 2005, 2004, and 2003, respectively. Depreciation and amortization was approximately $38.9 million, $25.0 million, and $5.1 million for 2005, 2004, and 2003, respectively.

Many of the Company's leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lessor. Such cross-default provisions affect the majority of assisted living properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner. For the year ended December 31, 2005, the Company was in violation of one or more covenants in certain of the leases, but has been able to obtain waivers from the owners such that it was still deemed to be in compliance and thus, was not in default.  The waivers expire on January 1, 2007.

(17) Sales, Leases and Acquisitions, including Certain Related-Party Transactions

Emeritrust Transactions

Beginning in 1999, the Company managed 46 communities under arrangements with several related investor groups that involved (i) payment of management fees to the Company (ii) options for Emeritus to purchase the communities at a price determined by a formula, and (iii) obligations to fund operating losses of certain communities. As described below, of the 46 managed communities, 37 are now leased by the Company, four were terminated, and five are managed as of December 31, 2005. One of the five remaining managed communities was sold to an independent third party effective January 1, 2006, which the Company continues to managed until they receive licensure, and another was closed January 31, 2006.

Emeritrust I Communities Management. During the period from 2000 to 2004, the arrangements were modified several times, the options to purchase and funding obligation were terminated, and the number of communities covered declined from 25 to 21. Effective January 2, 2004, the management fee arrangement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

provided for a flat fee of 5% of gross revenues. The term currently expires March 31, 2006, subject to termination by either party on 90 days notice. On September 30, 2004, 16 communities were leased pursuant to leases discussed below and five communities, which are now owned by Mr. Baty, continued to be managed by the Company through December 31, 2005. One of these communities was sold to an independent third party effective January 1, 2006, which the Company continues to manage until they receive licensure and another community was closed January 31, 2006. Emeritus Corporation received management fees of approximately $516,000, $1.9 million, and $2.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Emeritrust I Communities Lease. On September 30, 2004, The Company completed the first phase of a transaction to lease (“Baty/REIT Lease”) up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT for an investment of approximately $170.8 million and are being leased to the Company. Emeritus Corporation completed the lease on the first 18 communities on September 30, 2004, consisting of 17 communities we had been managing and one existing lease. One additional community was leased on March 31, 2005, and another one on September 1, 2005. Of the communities included in this lease, 16 were part of the communities referred to above and in past filings with the SEC as the “Emeritrust I communities.” The initial 18 leased communities are accounted for as capital leases. The two additional communities are accounted for as operating leases with escalating rent payments, which are accounted for on a straight-line basis.

The lease of these 20 communities has a term of 15 years, with one 15-year renewal option. The annualized cash lease payment for the communities is approximately $15.5 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. All of the leases are triple-net leases. The 18 initial leases have cross-default provisions and are cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT. All of the leases contain certain financial and other covenants. The Company has the right of first refusal to purchase these leased communities and Mr. Baty is personally guaranteeing our obligations under the lease. Mr. Baty will receive, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. In the fourth quarter of 2004, the first quarter under this arrangement, Mr. Baty earned $200,000 and for the year ended December 31, 2005, earned $632,000.

Emeritrust II Communities Management. Through September 30, 2003, Emeritus managed the Emeritrust II communities, which included 21 of the 46 communities, under management agreements providing for a base management fee of 5% of gross revenue generated by the communities and an additional management fee of 2%, payable if the Company met certain cash flow standards. The management agreement for five of the communities also required the Company to fund cash operating losses of those communities. Under this arrangement, the Company received management fees of approximately $2.0 million for the year ended December 31, 2003.

Emeritrust II Communities Lease. On September 30, 2003, an independent REIT acquired the 21 Emeritrust II communities for a cash purchase price of $110.0 million and leased them to the Company. A master lease covers the Emeritrust II communities and four other communities originally leased under a capital lease arrangement from the REIT in March 2002. The lease is accounted for as a capital lease and resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $164.1 million related to the Emeritrust II communities. The lease is for an initial 15-year period, with one 15-year renewal, and grants the Company a right of first opportunity to purchase any of the Emeritrust II communities if the REIT decides to sell. The lease is a triple-net lease, with initial annual base rent of $14.7 million (of which $10.5 million is attributable to the Emeritrust II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

communities), and periodic escalators of the lesser of three times the change in the consumer price index or 28.67 basis points as calculated with respect to the REIT's investment basis in the properties. The REIT also provided $11.5 million of debt financing secured by the Company's leasehold interests in the Emeritrust II communities. This debt was consolidated with other debt held by the REIT. As part of the transaction, the Company also agreed to issue to the Emeritrust II investors warrants to purchase 500,000 shares of its common stock. The warrants expire September 30, 2008, and have an exercise price of $7.60 (subject to certain adjustments). The holders have limited registration rights. The Company included the fair value of these warrants, totaling approximately $2.5 million, as lease acquisition costs and is amortized over the life of the lease. As of February 3, 2006, 400,000 of the warrants were exercised for proceeds of approximately $3.0 million. On March 8, 2006, the Company issued 69,169 shares of common stock pursuant to the exercise of warrants to purchase 100,000 shares. The shares were purchased by the holder of the warrants pursuant to a "net exercise" provision of the warrants in which 30,831 shares subject to the warrants were used to pay the exercise price of $760,000. The shares used to pay the exercise price were valued at $24.65 per share under the terms of the warrants.

Lease of Eight Communities in May 2003. In May 2003, the Company entered into a lease with a REIT covering eight assisted living communities in four states containing an aggregate of 489 units. The lease is for an initial 10-year period with three 5-year extensions and includes an option to acquire the communities during the second year for a price of $42.2 million and during the third year at the same price plus a 3% premium. The Company believes this option exercise price is currently well above fair value based on current operations. Under the lease Emeritus has a right of first opportunity to purchase any of the properties if the owner decides to sell. The lease is a triple-net lease, with initial annual base rental of $3.5 million, and rent adjustments at the end of the first and second lease years based on a percentage of any increase in operating revenues, with an aggregate annual limit of $275,000, and adjustments each year thereafter based on increases in the consumer price index. The REIT has agreed to fund up to $500,000 for capital expenditures, with amounts added to the lease base and option price, and has provided the Company with a 10-year working capital loan for $600,000, with interest at 10% per annum payable monthly.

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

On September 20, 2003, the second transaction, with the same REIT, involved the sale-leaseback of four communities, three of which Emeritus owned and one of which it held a 50% joint venture interest, resulting in net proceeds of $6.6 million. The lease is for a 15-year term with a 15-year extension, is a triple-net lease requiring the Company to pay all expenses associated with the communities, and provides for a base annual rent of approximately $3.5 million, with periodic escalators of the lesser of three times the change in the consumer price index or 25 basis points as calculated with respect to the REIT's investment basis in the properties. As part of the transaction, the joint venture partner was bought out. Prior to this transaction, the communities secured mortgage financing of $24.6 million, with annual interest payments of approximately $2.4 million, which was assumed by the REIT in the sale. As a part of the assumption, the Company provided a letter of credit against the default of the underlying debt and continued a security interest in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

community receivables and limited guarantees in favor of the debt holder. These features of the transaction constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting and require the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to the REIT and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and the Company has established a financing obligation equal to the purchase price of approximately $34.6 million.

The third transaction, again with the same REIT, was a mortgage loan for $7.5 million secured by the Company’s leasehold interest in the seven communities involved in the first two transactions discussed above. The debt matures in August 2006 and requires monthly interest-only payments at an initial rate of 12% per annum, with periodic increases. This mortgage debt was subsequently consolidated with other debt held by the REIT and was restructured in March 2005, as discussed in Note 8, "Long-term Debt.”

Lease of Eight Communities from Baty. On September 30, 2003, Emeritus Corporation entered into an agreement to lease the eight Horizon Bay communities.  In April 2002, the Company had originally entered into agreements to acquire the ownership interest of one community and the leasehold interest of seven communities through the assumption of their respective mortgage debt and lease obligations. The eight communities are comprised of 617 units in Louisiana and Texas. In May 2002, The Company assigned its rights under these agreements to entities wholly owned by Mr. Baty and entered into five-year management agreements with the Baty entities expiring April 30, 2007, and providing for a management fee of 5% of gross revenue.  Under the September 30, 2003, lease agreement, the Baty entities assigned, and Emeritus Corporation assumed, the existing leases relating to seven of the facilities, which were leased from two different lessors. In lieu of acquiring the remaining community, which was owned by a Baty entity subject to mortgage financing, the Company leased the community for a term of 10 years, with rent equal to the debt service on the mortgage indebtedness (including interest and principal) plus 25% of cash flow (after accounting for assumed management fees and capital expenditures). In April 2004, this single community was sold to a REIT as part of the CPM-JEA transaction and became a capital lease as described below. Annual rent relating to the communities is approximately $4.6 million, with annual adjustments based upon changes in the consumer price index. Although this transaction closed December 31, 2004, the economic and financial terms were effective June 30, 2003. Four of these facilities are capital leases resulting in additions to property and equipment and capital lease and financing obligations on our consolidated balance sheets totaling approximately $23.6 million.

CPM-JEA Transactions. In April 2004, the Company completed the lease of 17 facilities in the first stage of a lease of 23 assisted living facilities in 13 states, including nine stand-alone dementia care facilities. The 23 facilities were acquired by an independent REIT for approximately$179.4 million, inclusive of transaction fees, and leased to us. In June 2004, the Company completed the lease of an additional facility in Missouri. In October 2004, the Company completed the lease of three facilities located in Illinois, California, and New Jersey, and in March 2005 the Company entered into the final two leases for facilities located in Washington and Texas. These leases have been accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $192.4 million. Thirteen of the 23 communities, twelve of which the Company managed prior to the transaction, were owned by entities that Mr. Baty controlled and in which he had financial interests collectively referred to as the “Baty Entities.” Nine of the remaining communities were owned by entities in which Mr. Baty had an indirect ownership interest (the “JEA Entities”). With respect to the communities formerly owned by the JEA Entities, the Company entered into a management agreement with JEA, a partner in the JEA Entities that is not affiliated with Mr. Baty, to provide certain management services to the communities for a period of three years. Under the terms of this management agreement, JEA is entitled to a monthly management fee of 5% of the gross revenues of the communities and to a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. The Company also agreed to an earn-out payment to the JEA Entities of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. Lease acquisition costs include a $2.7 million cash payment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

and $1.0 million in promissory notes to two of the Baty Entities, which provide for interest at the rate of 8% and have a maturity date of April 1, 2007. In connection with the transaction, the Company received payment on a $2.7 million note receivable from a separate Baty Entity. The communities are leased under six master leases with the independent REIT, each with a termination date of March 31, 2019, and with three 5-year renewal options. The initial lease rate was 9% with annual fixed inflators of the lesser of four times the change in the consumer price index or 3%. The base rent as of December 31, 2005, is approximately $1.4 million per month.

HCP Transaction. On July 30, 2004, the Company completed a sale-leaseback of 11 communities. The communities were sold to Health Care Property Investors, Inc. (HCP), an independent third party, and leased back to the Company for a 15-year initial lease period with two 10-year renewal options. These properties are included in an existing master lease covering 25 communities. As part of this agreement, maturities for leases and debt that HCP holds on 9 existing communities were extended 5 years. The lease basis is $83.5 million with an initial lease rate of 9.25 percent. Annual lease escalators are based on the Consumer Price Index and capped at 3 percent. Certain features of the transaction, including a guarantee of the lease payments by Mr. Baty and a potential put option under certain defaults, constitute continuing involvement for accounting purposes and preclude sale-leaseback accounting, requiring the Company to use finance accounting. As a result, although the transaction resulted in the legal sale of the communities to HCP and their subsequent leasing by the Company, the Company's consolidated financial statements continue to reflect the communities as owned and establish a financing obligation equal to the purchase price of $83.5 million. The communities provide assisted and dementia related services to seniors, containing 1,150 units located in 8 states. In December 2005, the lease basis was reduced to $80.9 million in connection with the disposition of a community described under "Discontinued Operations" below.

Arkansas Acquisition. On December 1, 2005, the Company acquired three communities located in Arkansas, with a capacity of 253 units, for approximately $17.8 million. The Company financed $15.9 million of the purchase price through mortgage financing with GE Capital. The debt matures in December, 2012, bears interest at 6.95% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed.

The initial allocations of purchase price were based upon available information for the acquired business and will be finalized upon resolution of the contingent purchase price amounts. The intangible assets represent the estimated value of acquired rental contracts. Aggregate purchase cost allocations were as follows (In thousands):

December 31,
2005

Land	$1,215
Buildings	$15,193
Equipment	$253
Intangibles	$1,114
Loan fees	$306
Long-term debt	$15,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisition had been consummated as of the beginning of 2004 (In thousands, except per share data).

	December 31,
	2005	2004

Net revenues	$392,616	$321,724

Net income (loss)	11,878	(41,403)
Preferred dividends	(599)	(3,737)
Net income (loss) to common shareholders	$11,279	$(45,140)

Income (loss) per common share:
Basic	$0.83	$(4.25)
Diluted	$0.67	$(4.25)

Weighted average common shares outstanding
Basic	13,625	10,623
Diluted	18,305	10,623

These unaudited pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2004. In addition, they are not intended to be a projection of future results and do not reflect all of the synergies, additional revenue-generating services or reductions in direct community operating expenses that might be achieved from combined operations.

Other Transactions. Effective July 1, 2003, the Company ceased managing 10 Regent Assisted Living communities. On August 1, 2003, the Company ceased managing an additional Regent Assisted Living community. Effective October 1, 2003, the Company ceased managing three additional communities.

On November 1, 2003, the Company entered into an operating lease agreement for an Alzheimer's community located in Silverdale, Washington, containing an aggregate of 46 units. The lease is for an initial 10-year period with two 10-year extension options. The lease is a triple-net lease, with initial base rental approximating $235,000 annually with fixed escalators after the second year and variable escalators at the end of the sixth lease year based on a percentage of increases in the consumer price index. This lease, after the end of third lease year, also includes an option to terminate, which has expired. This property is a purpose-built Alzheimer's community.

On August 12, 2004, the Company sold undeveloped land located in Grand Terrace, California for a cash purchase price of $518,000 and recorded a gain, net of closing costs, of $265,000.

On December 20, 2005, the Company sold an undeveloped parcel of land located in Pima County, Arizona, for a cash price of $524,000 and recorded a gain, net of closing costs, of $88,000.

Five Community Mortgage Assumption. On December 31, 2003, independent of the LLC transaction in note “(3) Long-Term Investments”of “Notes to Consolidated Financial Statements,” the Company acquired five

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

assisted living communities, containing an aggregate of 355 units, from Alterra for the assumption of $22.6 million of mortgage debt, which bears interest at 6.98% per annum, provides for monthly payments of $178,000, including principal and interest, and matures August 2008. The properties in this acquisition are purpose-built assisted living communities.

The initial allocations of purchase price were based upon available information for the acquired business and were finalized upon resolution of the contingent purchase price amounts. The final allocations did not differ materially from the initial allocations. Aggregate purchase cost allocations were as follows (In thousands):

December 31,
2003

Land	$3,588
Buildings	$18,477
Furniture and fixtures	$579
Loan fees	$411
Liabilities assumed	$22,639

(18) Commitments and Contingencies

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against the Company in the amount of $1.5 million in compensatory damages and $18 million in punitive damages. The verdict was in connection with an action brought by the relatives of a resident at one of the Company’s assisted living facilities that alleged negligence related to an incident that occurred in 2003. The Company believed that there were substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented by the plaintiff. The Company appealed the verdict based on significant legal errors the Company believes occurred at the trial. The Company posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years from the date of the verdict. The Company will not be required to pay additional amounts until the appeal and further litigation is completed or the case is resolved. The Company recorded a reserve of $18.7 million on its consolidated balance sheet for the judgment against the Company with a corresponding charge on its consolidated statements of operations in 2004. This reserve was recorded in accordance with our self-insured pool agreement as discussed under "Summary of Significant Accounting Policies and Use of Estimates." The Company also recorded an accrual of $766,000 in 2005 for interest obligations on the judgment.

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

The Company is self-insured for certain employee health benefits. The Company’s policy is to accrue amounts equal to the estimated liabilities that are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as health care costs and actual experience could cause these estimates to change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(19) Liquidity

The Company has incurred significant operating losses since its inception and as of December 31, 2005, has a working capital deficit of $28.8 million. Due to the nature of the Company’s business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid. This can result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $14.5 million of deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for any possible resolution of the Texas jury verdict and debt maturities of $80.9 million scheduled to be due in 2008. While the occupancy and revenue per unit grew from the comparable prior year period, they grew more slowly than the Company’s targeted growth. While there is some indication that this is characteristic of the assisted living industry, the Company is responding through increased marketing initiatives, programs that address resident mix and increasing maintenance and other community level expenses to attract additional long-term residents. Management believes that these initiatives will have a positive impact on operating performance over time. Additionally, due to the adverse judgment against the Company as described under note 18, an additional reserve was recorded at December 31, 2004, for $18.7 million in accordance with our self-insured pool agreement as discussed under "Summary of Significant Accounting Policies and Use of Estimates." The Company believed there were substantial grounds for an appeal and that the damage award was not justified by the facts or the law in the case presented. The Company appealed the verdict and on March 16, 2005, posted funds in the amount of $1.7 million in order to stay the proceedings while the appellate process runs its course, which could be anywhere from 18 months to three years from the date of the verdict. The Company will not be required to pay additional amounts until the appeal and further litigation is completed or the case is resolved.

For most of 2005, the Company had outstanding $32.0 million principal amount of 6.25% convertible subordinated debentures that matured January 1, 2006. Of the full principal amount, $5.4 million was paid at maturity in January 2006. The remaining $26.6 million principal amount of debentures were replaced with new 6.25% convertible subordinated debentures that are due July 1, 2008, pursuant to an exchange offer completed by the Company in November 2005. (See note “(9) Convertible Debentures” of “Notes to Consolidated Financial Statements.”) Of the $26.6 million, $20.8 million is owned by directors and officers or their affiliates.

In 2005, 2004, and 2003, the Company reported positive net cash from operating activities in its consolidated statements of cash flows. However, the cash flows have not always been sufficient to pay all of our long-term obligations and the Company has been dependent upon third party financing or disposition of assets to fund operations. The Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2002 and continuing through 2005, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2007 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At December 31, 2005, the Company was in violation of one or more covenants in certain of the leases, but obtained waivers from the owners such that it was still deemed to be in compliance and thus, was not in default  The waivers expire on January 1, 2007..

Management believes that the Company will be able to sustain positive operating cash flows and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures for at least the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(20) Discontinued Operations

In August 2004, the Company sold a facility (“Scottsdale Royale”) to an unrelated third party. Due to certain legal requirements of resident notification, the Company leased the property back from the third party through August 31, 2004. In addition, on September 30, 2004, the Company committed to sell another facility (“Hearthside of Issaquah”); which under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” qualified as an asset held for sale. A current asset of $7.9 million was recorded on the Company's financial statements and the Company discontinued depreciating the asset as of September 30, 2004. Hearthside of Issaquah was sold on November 1, 2004. Since the Company had a continuing involvement in the community until such time as the buyer was granted an operating license, the Company deferred the gain of $1.3 million until January 2005. In December 2005, the Company sold the Concorde community in Las Vegas, Nevada. During the second and third quarter of 2005, aggregate impairment losses of $4.3 million were recorded related to Concorde. Both the impairment losses and the loss on sale are recorded in discontinued operations. All three transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations is reported as a separate line item in the consolidated statement of operations. Approximately $1.1 million of tax benefit was recorded to discontinued operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three Months ended		Twelve Months ended
	December 31, 2005		December 31, 2005
	2005	2004	2005	2004
Total revenue:
Hearthside of Issaquah	$-	$297	$-	$2,936
Scottsdale Royale	-	-	-	305
Concorde	312	258	1,361	1,068
Total	$312	$555	$1,361	$4,309

Net income (loss):
Hearthside of Issaquah	$-	$(32)	$1,319	$313
Scottsdale Royale	-	(3)	3	679
Concorde	(80)	(187)	(4,650)	(619)
Federal and state income tax effect of discontinued operations	1,131	-	1,131	-
Total	$1,051	$(222)	$(2,197)	$373

(21) Impairment of Long-lived Assets

In August 2003, based on operating losses and clarification of certain zoning issues, the Company determined that a facility (“Scottsdale Royale”) was impaired. The Company recorded an impairment loss of $950,000 for this facility, which was reflected in the loss from discontinued operations in its consolidated statements of operations for the year ended December 31, 2004.

In December 2004, the Company concluded that it is unlikely that parcels of land located in Arizona, Illinois, and South Carolina would be developed in the foreseeable future due to various factors (such as cash availability to complete the project, project start-up losses, and other market conditions) that are not conducive to continuation of development at this time. The Company determined the fair value of the assets and concluded that impairment losses existed on the land located in Arizona and Illinois. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

recorded an impairment loss of approximately $447,000, which is reflected in Other, net in its consolidated statements of operations for the year ended December 31, 2004.

In June 2005, the Company determined that the carrying amount of a facility in Las Vegas, Nevada, was not recoverable from expected undiscounted cash flows generated from the use of the asset and thus recorded an impairment loss of approximately $4.0 million and accordingly, the carrying value was reduced to estimated fair value based on appraised value and a letter of intent from a pending sale. Since June 2005, the estimated net sales proceeds were further reduced and thus, an additional impairment of $234,000 was recorded for the three months ended September 30, 2005. Effective December 2005, this property was sold and the related loss on sale and impairment were adjusted to discontinued operations.

(22) Hurricane Damage

Hurricanes Katrina, Rita and Wilma caused physical damage to several of our communities located in Mississippi, Texas, Louisiana, and Florida. Most of the losses were within our insurance deductibles and we will incur the cost to repair the damage. Our Biloxi, Mississippi, community sustained significant damage and will be out of operation for approximately nine months. In addition, we incurred costs associated with evacuations and relocation of residents, as well as other uninsured costs. As a result of the hurricanes, we realized losses of approximately $1.0 million in 2005, an increase of $663,000 from similar losses of approximately $323,000 in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Index to Consolidated Financial Statements

(23) Quarterly Results (Unaudited)
	(In thousands, except per share data)
2005	Q1	Q2	Q3	Q4
Total operating revenue	$94,794	$96,264	$97,510	$99,164
Income (loss) from operations	6,032	4,564	(1,441)	2,914
Other income and expense	(11,147)	9,878	(9,678)	22,735
Income (loss) from continuing operations before income taxes	(5,115)	14,442	(11,119)	25,649
Provision for income taxes (a)	(115)	(974)	(122)	(8,147)
Income (loss) from continuing operations	(5,230)	13,468	(11,241)	17,502
Income (loss) from discontinued operations, net of tax benefit	1,191	(4,111)	(328)	1,051
Preferred dividends	(957)	358	-	-
Net income (loss) to common shareholders	$(4,996)	$9,715	$(11,569)	$18,553

Basic income (loss) per common share:
Continuing operations	$(0.57)	$1.27	$(0.69)	$1.07
Discontinued operations	0.11	(0.38)	(0.02)	0.06
	$(0.46)	$0.89	$(0.71)	$1.13

Diluted income (loss) per common share:
Continuing operations	$(0.57)	$0.73	$(0.69)	$0.90
Discontinued operations	0.11	(0.21)	(0.02)	0.05
	$(0.46)	$0.52	$(0.71)	$0.95

2004	Q1	Q2	Q3	Q4
Total operating revenue	$65,312	$77,428	$80,303	$93,823
Income (loss) from operations (b)	2,640	5,582	5,056	(12,973)
Other income and expense	(7,597)	(9,213)	(10,374)	(12,846)
Loss from continuing operations before income taxes	(4,957)	(3,631)	(5,318)	(25,819)
Provision for income taxes (a)	-	-	(915)	(273)
Loss from continuing operations	(4,957)	(3,631)	(6,233)	(26,092)
Income (loss) from discontinued operations	(65)	13	647	(222)
Preferred dividends	(920)	(930)	(938)	(949)
Net loss to common shareholders	$(5,942)	$(4,548)	$(6,524)	$(27,263)

Income (loss) per common share - basic and diluted:
Continuing operations	$(0.57)	$(0.43)	$(0.67)	$(2.50)
Discontinued operations	(0.01)	-	0.06	(0.02)
	$(0.58)	$(0.43)	$(0.61)	$(2.52)

The sum of quarterly per share data may not equal the per share total reported for the year.

(a) Tax provisions in 2005 and 2004 relate primarily to gains on sales of investments and properties.

(b) Income (loss) from operations in the fourth quarter of 2004 contains an additional insurance accrual of $18.7 million.
(See note “(18) Commitments and Contingencies” of “Notes to Consolidated Financial Statements.”) .

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Emeritus Corporation:

Under date of March 15, 2006, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive operations, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Seattle, Washington
March 15, 2006

S-1

Index to Consolidated Financial Statements
Schedule II

Emeritus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004, and 2003
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance	Charged
	at	to		Balance
	Beginning	Other Costs		at End
	of Year	and Expenses	Deductions	of Year

Description

Year ended December 31, 2005:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$841	$577	$(674)	$744

Year ended December 31, 2004:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$358	$996	$(513)	$841

Year ended December 31, 2003:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$327	$234	$(203)	$358

S-2