Form 10-Q
period 2006-03-31
EMERITUS CORP\WA\
filed 2006-05-10
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2006

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
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2006, there were 17,900,034 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	March 31,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$37,172	$56,413
Short-term investments	2,054	1,885
Trade accounts receivable, net of allowance of $757 and $744	4,351	4,604
Other receivables	5,697	2,297
Tax and maintenance escrows	4,854	6,579
Prepaid workers' compensation	8,793	7,542
Other prepaid expenses	7,570	6,791
Total current assets	70,491	86,111
Property and equipment, net	612,891	619,146
Property held for development	402	402
Notes receivable from and investments in affiliates	3,686	3,709
Restricted deposits	9,967	9,660
Lease and contract acquisition costs, net of amortization of $11,303 and $10,487	26,181	27,167
Other assets, net	1,504	1,575
Total assets	$725,122	$747,770

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$2,871	$2,825
Current portion of capital lease and financing obligations	19,822	19,028
Current portion of convertible debentures	-	5,375
Trade accounts payable	6,699	7,070
Accrued employee compensation and benefits	17,221	17,372
Accrued interest	955	2,355
Accrued real estate taxes	3,825	6,478
Accrued professional and general liability	12,615	27,994
Accrued income taxes	325	4,649
Other accrued expenses	7,872	7,280
Deferred revenue	8,609	8,143
Unearned rental income	8,492	6,350
Total current liabilities	89,306	114,919
Long-term debt, less current portion	77,534	77,650
Capital lease and financing obligations, less current portion	602,821	607,677
Convertible debentures, less current portion	26,575	26,625
Deferred gain on sale of communities	25,456	26,009
Deferred rent	5,762	5,496
Other long-term liabilities	2,386	2,467
Total liabilities	829,840	860,843
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
17,883,834 and 16,486,944 shares at March 31, 2006, and December 31, 2005, respectively	2	2
Additional paid-in capital	82,949	79,321
Accumulated deficit	(187,669)	(192,396)
Total shareholders' deficit	(104,718)	(113,073)
Total liabilities and shareholders' deficit	$725,122	$747,770

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended March 31,
	2006	2005
Revenues:
Community revenue	$98,895	$92,488
Other service fees	1,714	1,708
Management fees	457	598
Total operating revenues	101,066	94,794

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	66,367	60,405
Texas lawsuit settlement	(12,207)	-
General and administrative	8,731	7,333
Depreciation and amortization	12,150	11,287
Facility lease expense	10,918	9,737
Total operating expenses	85,959	88,762
Operating income from continuing operations	15,107	6,032

Other income (expense):
Interest income	871	231
Interest expense	(11,731)	(12,118)
Equity losses in unconsolidated joint ventures	(96)	-
Other, net	596	740
Net other expense	(10,360)	(11,147)

Income (loss) from continuing operations before income taxes	4,747	(5,115)
Provision for income taxes	(10)	(115)
Income (loss) from continuing operations	4,737	(5,230)
Income (loss) from discontinued operations	(10)	1,191
Net income (loss)	4,727	(4,039)
Preferred stock dividends	-	(957)
Net income (loss) to common shareholders	$4,727	$(4,996)

Basic income (loss) per common share:
Continuing operations	$0.28	$(0.57)
Discontinued operations	-	0.11
	$0.28	$(0.46)
Diluted income (loss) per common share:
Continuing operations	$0.25	$(0.57)
Discontinued operations	-	0.11
	$0.25	$(0.46)

Weighted average common shares outstanding :
Basic	17,030	10,821

Diluted	18,819	10,821

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$4,727	$(4,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,150	11,287
Amortization of deferred gain	(554)	(554)
Gain on sale of properties, net	-	(1,321)
Amortization of loan fees	51	179
Equity investment losses	96	-
Stock option compensation	135	-
Other	230	138
Changes in operating assets and liabilities, net of acquisitions	(24,870)	(761)
Net cash provided by (used in) operating activities	(8,035)	4,929

Cash flows from investing activities:
Acquisition of property and equipment	(3,279)	(2,098)
Acquisition of assets in lease transactions	-	(406)
Construction expenditures - leased properties	(1,139)	-
Management and lease acquisition costs	(8)	(1,458)
Payments from (advances to) affiliates and other managed communities	313	(152)
Investment in affiliates	(94)	(33)
Net cash used in investing activities	(4,207)	(4,147)

Cash flows from financing activities:
Proceeds from sale of stock	3,444	139
Increase in restricted deposits	(307)	(621)
Debt issue and other financing costs	-	(205)
Proceeds from long-term borrowings and financings	-	21,426
Repayment of long-term borrowings	(5,733)	(21,736)
Repayment of capital lease and financing obligations	(4,435)	(3,776)
Other	32	4
Net cash used in financing activities	(6,999)	(4,769)
Net decrease in cash and cash equivalents	(19,241)	(3,987)
Cash and cash equivalents at the beginning of the period	56,413	10,748
Cash and cash equivalents at the end of the period	$37,172	$6,761

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$13,130	$12,836
Non-cash financing and investing activities:
Accrued and in-kind preferred stock dividends	$-	$957
Debt issued for acquisition of property and equipment	$289	$92
Capital lease and financing obligations	$373	$14,600
Assets held for sale	$-	$7,891
Conversion of convertible debentures	$50	$-
Deferred lease acquisition cost	$178	$-

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Definitions

Throughout Notes to Condensed Consolidated Financial Statements certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"JEA" refers to JEA Senior Living, a non-affiliate.
9.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
10.	"Series B Stock" refers to Series B Convertible Preferred Stock.
11.
“Emeritrust” refers to two groups of communities (totaling 46 communities) that were managed by the Company starting in 1998. These communities were owned by two different investor groups in each of which Mr. Baty held a non-controlling interest. The composition of the groups has changed over time and most of the communities are now leased by the Company. Further details are available in the Company’s Forms 10-K for years prior to 2006.

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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the 2005 Form 10-K filed March 16, 2006.

Recent Accounting Pronouncements and Proposed Statements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement requires the Company to recognize expense for compensation cost related to share-based payments, including stock options and employee stock purchase plans, in its condensed consolidated statement of operations. SFAS No. 123R eliminates the Company’s ability to account for share-based awards to employees using Accounting Principles Board ("APB") Opinion 25, “Accounting for Stock Issued to Employees” and requires that the transactions use a fair value method as of the grant date. SFAS No. 123R addresses the accounting for transactions in which the Company receives employee services in exchange for equity instruments or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. The Company adopted

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

SFAS No. 123R on January 1, 2006. The Company has adopted the “modified prospective” method in implementing SFAS No. 123R. Using this method has resulted in stock compensation expense amounts that are similar to prior pro forma disclosures.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of March 31, 2006, and for the three months ended March 31, 2006 and 2005. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2005 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2005 Form 10-K filed March 16, 2006. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current period presentation, primarily relating to the impact of discontinued operations on prior periods.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (‘SFAS No. 123”), and supersedes Accounting Principals Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESP Plan”). SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for, generally, all share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123R. The Company adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESP Plan. In accordance with the adoption of SFAS No. 123R, the Company recorded stock-based compensation expense for the cost of stock options and shares issued under the ESP Plan of approximately $135,000 for the three months ended March 31, 2006. For the three months ended March 31, 2005, the Company disclosed pro forma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with SFAS No. 123R.

SFAS No. 123R requires that stock-based compensation be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the “vesting period”). The Company’s stock incentive plan and the non-employee directors’ incentive plan provide that awards generally vest over a one to three year period. Any unexercised options expire after ten years. The fair value of each grant is estimated as a single award and amortized into compensation expense

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

over its vesting period. No options were granted in the first quarter of 2006 and there have been no modifications to the Company's share-based compensation plans during the quarter.

The Company offers eligible employees the option to purchase Common Stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter. The Company issued 4,929 shares of Common Stock during the quarter ended March 31, 2006, under the ESP Plan. The purchase price of the shares was $18.36, which is 85% of $21.60, the market price on the last trading day of the current quarter.

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during the quarter:
	Three Months Ended March 31,
	2006	2005

Expected life from grant date (in months)	3	3
Weighted average risk-free interest rate	3.91%	2.73%
Weighted average volatility	13.50%	19.20%
Dividend yield	-	-

With the adoption of SFAS No. 123R, the Company has recorded an expense for the unvested portion of awards granted before the adoption of SFAS No. 123R and for shares issued under the ESP Plan during the current quarter.

The following table details the effect on net income (loss) and earnings (loss) per share had stock-based compensation expense been recorded in both the three month periods ended March 31, 2006 and 2005, under SFAS No. 123R. The pro forma net income and earnings per share for the three months ended March 31, 2006, are the same since stock-based compensation is calculated under the provisions of SFAS No. 123R.

	Three Months ended
	March 31,
	2006	2005
	(In thousands, except per share data )
Net income (loss) to common shareholders:
As reported	$4,727	$(4,996)
Add: Stock-based employee compensation expense
included in reported net income (loss)	135	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(135)	(145)
Pro forma	$4,727	$(5,141)

Net income (loss) per common share:
As reported - Basic	$0.28	$(0.46)

Pro forma - Basic	$0.28	$(0.48)

As reported - Diluted	$0.25	$(0.46)

Pro forma - Diluted	$0.25	$(0.48)

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

In the first quarter of 2006, the adoption of SFAS No. 123R caused net income to decrease by $135,000 and basic and diluted earnings per share to each decrease by $.01 per share.

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The fair value of the stock options granted was estimated using a risk free rate that is the average of the three and five year U.S. Treasury yield in effect at the time of grant. The expected life of the stock options granted (four years) was estimated using the historical exercise behavior of option holders. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant. Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which was estimated at 10 percent of the shares awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates

The following table summarizes the Company’s stock option activity for the first quarter ended March 31, 2006:

	2006
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	1,349,381	$3.81
Granted	-	N/A
Exercised	(90,923)	$3.45
Canceled	(667)	$3.95

Outstanding at March 31, 2006	1,257,791	$3.84	$22,343
Options exercisable at March 31, 2006	1,220,291	$3.56	$22,020
Weighted-average fair value of options granted during first quarter 2006	-	N/A

The weighted average remaining contractual life was 6.4 years at March 31, 2006, for stock options outstanding and exercisable. The total intrinsic value for stock options outstanding and exercisable was $22.0 million and $13.7 million at March 31, 2006 and 2005, respectively. The total intrinsic value for stock options exercised was $1.8 million and $335,000 in the first quarter of 2006 and 2005, respectively. As of March 31, 2006, there was $58,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average period of three months.

The amount of cash received from the exercise of stock options was $313,000 and $70,000 in the first quarter of 2006 and 2005, respectively.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Emeritrust Transactions

Emeritrust Managed Communities. For the quarter ended March 31, 2005, the Company managed five communities, which are owned by Mr. Baty, for a management fee equal to 5% of gross revenues. The agreement currently expires June 30, 2006. One of these communities was sold to an independent third party effective January 1, 2006, which the Company continued to manage until the new operator received licensure on March 20, 2006. Emeritus received management fees of approximately $113,000 and $127,000 for the three months ended March 31, 2006 and 2005.

Emeritrust Lease. In September 2004, the Company completed the lease of 18 communities in the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT and were leased to the Company. One additional community was leased on March 31, 2005, and the final community on September 1, 2005. The two additional communities are reported as operating leases with escalating rent payments, which are accounted for on a straight-line basis.

The initial cash lease payment for these two communities is approximately $2.5 million per year based on 8.6% of the REIT’s investment basis of $29.0 million, with annual inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The two communities are covered by separate leases that include a 15-year original term, with one 15-year renewal option, triple-net provisions, and certain financial and other covenants. The Company has the right of first refusal to purchase the entire 20-community portfolio and Mr. Baty is personally guaranteeing the Company’s obligations under the leases. Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and is responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. Under this arrangement, Mr. Baty is required to pay the Company $168,000 for the three months ended March 31, 2006, and earned $244,000 from the Company for the three months ended March 31, 2005.

Other Emeritrust Transaction. As part of an Emeritrust transaction in September 2003, the Company issued seven-year warrants to purchase 500,000 shares of its common stock at an exercise price of $7.60 per share to the original investors of some of the Emeritrust communities. Warrants representing 400,000 shares were exercised on February 3, 2006, and the Company received proceeds of approximately $3.0 million. On March 8, 2006, the Company issued 69,169 shares of common stock pursuant to the exercise of warrants to purchase the remaining 100,000 shares. The warrants representing the 100,000 shares were exercised pursuant to a "net exercise" provision in which 30,831 shares subject to the warrants were used to pay the exercise price of $760,000. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrant agreement.

Debt Restructuring

In March 2005, the Company completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt and extended the maturity to March 2008.

Borrowings in 2003 had resulted in a $25.8 million leasehold mortgage loan, covering 32 communities maturing on June 30, 2007, bearing interest at an initial rate of 12.13% per annum, with periodic increases up to 13%, and requiring monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. The Company elected to make a principal reduction of $6.0 million in August 2004. On March 2, 2005, when the principal balance was $19.5 million, the loan was sold to Healthcare Realty Trust, Incorporated ("HRT") and modified. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008 (the “HRT Loan”). The HRT

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Loan may not be prepaid without the lender's consent. The HRT Loan balance was increased to $21.4 million to repay other higher interest borrowings and cover the costs of the financing.

CPM/JEA Transactions

On March 1, 2005, the Company entered into leases with a REIT covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by the Company. The leases expire March 31, 2019, with three 5-year renewal options. The initial year lease rate is 9% of the REIT’s investment of approximately $14.3 million, which results in initial annual rent of approximately $1.3 million, with fixed inflators of the lesser of four times the change in the consumer price index or 3%. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

Arkansas Acquisition

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

Sale of Communities

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, the Company deferred recognition of the sale and associated gain until the first quarter of 2005. The Company recorded a gain of $1.3 million related to this sale in discontinued operations in its condensed consolidated statements of operations for the three months ended March 31, 2005. In December 2005, the Company sold a community in Las Vegas, Nevada and reclassified all prior period operating results to discontinued operations in the condensed consolidated statements of operations.

Series B Stock

On June 30, 2005, the Company entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by the Company of accrued and unpaid cash dividends on the Series B Stock, in the amount of $10.8 million. The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Stock. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999. Additionally, the Company issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which has been adjusted to $4.20 due to dilutive stock option transactions. On March 6, 2006, the Company issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

Convertible Debentures

In November 2005, the Company completed an offer to exchange its outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. Of the $32.0 million principal amount of outstanding debentures, $26.6 million were exchanged in the exchange offer. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity on January 3, 2006. The terms of the existing debentures and the new debentures were substantially the same, except that the maturity of the new debentures was July 1, 2008, instead of January 1, 2006, and the new debentures could not be redeemed at the Company’s election. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all other indebtedness of the Company. On February 9, 2006, $50,000 of face value of the new debentures was converted into 2,272 shares of common stock. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,207,955 shares of common stock.

Of the remaining $26.6 million of debentures outstanding, $20.8 million are owned by directors and officers or their affiliates. Saratoga Partners, two of whose representatives are directors, own $5.0 million of the debentures. Affiliates of Daniel R. Baty, the Company’s chief executive officer and a director, and Stanley L. Baty, a director, own $15.8 million of the debentures.

Income (Loss) Per Share

The capital structure of Emeritus includes convertible debentures and stock options and until June 30, 2005, included redeemable convertible preferred stock. In addition, the capital structure included common stock warrants in periods prior to the current quarter, which were exercised in February and March 2006. Basic net income (loss) per share is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares. Options and warrants are included under the “treasury stock method” to the extent they are dilutive. Shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures and preferred stock have been excluded from the computation for 2005 because the effect of their inclusion would be anti-dilutive, whereas only the convertible debentures are anti-dilutive in 2006 and the warrants and preferred stock no longer exist.

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):
	Three Months ended
	March 31,
	2006	2005
Convertible Debentures (1)	1,208	1,455
Options	-	1,528
Warrants - Senior Housing Partners I, L.P. (2)	-	500
Warrants - Saratoga Partners (3)	-	1,000
Series B Preferred (4)	-	5,313
	1,208	9,796

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006.
(2) Exercised in February and March 2006.
(3) Exercised in March 2006.
(4) Converted to common stock June 30, 2005.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share data):
	Three Months ended
	March 31,
	2006	2005

Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$4,727	$(4,996)
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	17,030	10,821

Basic net income (loss) per share	$0.28	$(0.46)

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$4,727	$(4,996)

Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	17,030	10,821
Assumed exercise of options and warrants	1,789	-
	18,819	10,821

Diluted net income (loss) per share	$0.25	$(0.46)

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss) to common shareholders for the three-month periods ended March 31, 2006 and 2005.
Liquidity

As of March 31, 2006, the Company has a working capital deficit of $18.8 million. The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $17.1 million of deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for debt maturities of $81.0 million scheduled to be due in 2008.

The Company has incurred significant losses since its inception and has an accumulated deficit of $187.7 million as of March 31, 2006. The Company believes these losses have resulted from its early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense, a non-cash charge, primarily from multiple capital and financing leases.

Cash used in operating activities was $8.0 million for the three months ended March 31, 2006. The primary components of cash used in operating activities for this period were net increases in operating assets and

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

liabilities of $24.9 million and amortization of deferred gain of $554,000, partially offset by $4.7 million of net income from operations and $12.2 million of depreciation and amortization. The $24.9 million use of cash related to operating assets and liabilities is primarily comprised of the following:

Significant components of changes in operating assets and liabilities:
	Three Months Ended March 31,
	2006	2005

Reduction of Texas settlement liability accruals, including interest	$(12,973)	$-
Payment of Texas settlement	(5,600)	-
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)	-
Payment of semi-annual debenture interest	(1,000)	(1,000)
Initial payment of annual insurance premiums	(3,450)	(2,552)
All other activity, net	2,353	2,791
Net change in operating assets and liabilities	$(24,870)	$(761)

The Texas settlement impact of $18.6 million and the federal tax deposits of $4.2 million related to the Alterra transaction gain, a total of $22.8 million, are non-recurring items. The insurance payment difference between years is due to a change in payment arrangements and will even out over the course of the year.

While the revenue per unit grew from the comparable period in the prior year, it grew more slowly than the Company’s targeted growth and the weighted average occupancy rate decreased by 1.1 percentage points to 83.9% for the first quarter of 2006 from 85.0% for the first quarter of 2005. The Company is responding to this occupancy decline through increased marketing initiatives, programs that address resident mix and increasing maintenance and other community level expenses to attract additional long-term residents. Management believes that these initiatives will have a positive impact on operating performance over time.

In February 2005, a San Antonio, Texas, jury found one of the Company’s assisted living communities negligent in the care of a resident. The jury awarded a verdict against the Company in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. The Company appealed the verdict and posted a deposit of $1.7 million in order to stay the proceedings. In March 2006, the Company settled the case for $5.6 million and the deposit was refunded to the Company, with interest of $45,000, in April 2006. In the fourth quarter of 2004, the Company recorded an additional liability accrual of $18.7 million and accrued $766,000 of interest on the judgment in 2005. In the first quarter of 2006, the Company reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million.

At the beginning of 2005, the Company had outstanding $32.0 million principal amount of 6.25% convertible subordinated debentures that matured January 1, 2006. Of the full principal amount, $5.4 million was paid at maturity in January 2006. Pursuant to an exchange offer completed by the Company in November 2005, the remaining $26.6 million principal amount of debentures were replaced with new 6.25% convertible subordinated debentures that are due July 1, 2008. Of the $26.6 million, $20.8 million is owned by directors and officers or their affiliates.

The cash flows from operating activities have not always been sufficient to pay all of the Company’s long-term obligations and the Company has been dependent upon third party financing or disposition of assets to fund operations. The Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2002 and continuing through 2005, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in March 2007 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
(unaudited)

leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At March 31, 2006, the Company was in violation of one or more covenants in certain of the leases, but obtained waivers from the owners that expire on April 1, 2007.

Management believes that the Company will be able to generate positive operating cash flows or will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures for at least the next twelve months.

Discontinued Operations

In September 2004, the Company committed to sell a community in Issaquah, Washington, that under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” qualified as an asset held for sale. The community was sold on November 1, 2004, but was not recognized as a sale until the first quarter of 2005 due to continuing involvement in the community through that period. In December 2005, the Company sold a community in Las Vegas, Nevada. Both transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations for both current and prior periods is reported as a separate line item in the condensed consolidated statements of operations.

The following table shows the revenues and net income for the discontinued operations (in thousands):

	Three Months ended
	March 31,
	2006	2005
Total revenue:
Issaquah	$-	$-
Las Vegas	-	342
Total	$-	$342

Net income (loss):
Issaquah	$-	$1,319
Las Vegas	(10)	(128)
Total	$(10)	$1,191

[The rest of this page is intentionally left blank]

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Definitions

Throughout this filing certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" refers to real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"JEA" refers to JEA Senior Living, a non-affiliate.
9.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
10.	"Series B Stock" refers to Series B Convertible Preferred Stock.
11.
“Emeritrust” refers to two groups of communities (totaling 46 communities) that were managed by us starting in 1998. These communities were owned by two different investor groups in each of which Mr. Baty held a non-controlling interest. The composition of the groups has changed over time and most of the communities are now leased by us. Further details are available in our Forms 10-K for years prior to 2006.

Overview

Emeritus is a Washington corporation organized by Mr. Baty and two other founders in 1993. In November 1995, we completed our initial public offering.

From 1995 through 1998, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became overbuilt in certain regions, creating an environment characterized by slower than planned occupancy and rate growth. As a result of these difficult operating circumstances, we deliberately slowed down our growth rate. In 1999, we began an increasing focus, first, on raising our occupancy and later, on operating efficiencies and cost controls as well as implementing a systematic rate enhancement program.

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and to increase rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. From the end of 2000 to the end of 2005, the communities we managed decreased from 69 to 14 and the owned and leased communities increased from 61 to 170, reflecting our increasing confidence in the assisted living industry, stabilization of managed properties, and the availability of capital. By the end of the first quarter of 2006,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

managed communities had decreased to 13 and owned and leased communities remained at 170. We will continue to review acquisition or lease opportunities.

The following table sets forth a summary of our property interests:

	As of March 31,		As of December 31,		As of March 31,
	2006		2005		2005
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	9	707	9	707	6	454
Leased (2)	161	12,805	161	12,805	161	12,820
Consolidated Portfolio	170	13,512	170	13,512	167	13,274
Managed/Admin Services (3)	12	1,355	13	1,443	14	1,467
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	183	15,007	184	15,095	182	14,881

Percentage increase (4)	(0.5%)	(0.6%)	1.7%	1.6%	0.6%	0.2%

(1) Owned communities increased in December 2005 due to the acquisition of three communities in Arkansas.
(2) Of the leased communities at March 31, 2006, 77 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 14 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(3) We discontinued management of one facility in July 2005, one in January 2006, and another in March 2006. We began managing another facility in January 2006.
(4) The percentage increase indicates the change from the prior year, or, in the case of March 31, 2006 and 2005, from the end of the prior year.

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

In our consolidated portfolio, our average monthly revenue per unit for the three months ended March 31, 2006, increased to $3,046 from $2,902 for the same period in 2005. This change represents an increase of $144 or 5.0%. For the fourth quarter of 2005, our average monthly revenue per unit was $3,026. This level of increase is partially due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In our consolidated portfolio, our average occupancy rate decreased to 83.9% for the three months ended March 31, 2006, from 85.0% for the three months ended March 31, 2005. For the fourth quarter of 2005, our average occupancy rate was 83.6%. We believe the decline in occupancy over the past year is largely related to our recent detailed review of all aspects of our operations in response to the Texas verdict, which resulted in more conservative admission and discharge policies to insure our services were more than adequate to care for our residents, and not a signal of any underlying operating performance issues or industry trends. We also believe this occupancy decline has bottomed out as evidenced by an increase in our average occupancy from December 31, 2005, to March 31, 2006. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of March 31, 2006, we had an accumulated deficit of approximately $187.7 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than we anticipated, and depreciation expense, a non-cash charge, primarily from multiple capital and financing leases.

Significant Transactions

In 2004 and continuing in 2005, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Emeritrust Managed Communities. For the year ended December 31, 2005, we managed five communities, which are owned by Mr. Baty, for a management fee equal to 5% of gross revenues. The agreement currently expires June 30, 2006. One of these communities was sold to an independent third party effective January 1, 2006, which we continued to manage until the new operator received licensure on March 20, 2006. We received management fees of approximately $113,000 and $127,000 for the three months ended March 31, 2006 and 2005.

Emeritrust Lease. In September 2004, we completed the lease of 18 communities in the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT and were leased to us. One additional community was leased on March 31, 2005, and the final community on September 1, 2005. The two additional communities are reported as operating leases with escalating rent payments, which are accounted for on a straight-line basis, resulting in an increase in facility lease expense of approximately $791,000 in the current year quarter.

The initial cash lease payment for these two communities is approximately $2.5 million per year based on 8.6% of the REIT’s investment basis of $29.0 million, with annual inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The two communities are covered by separate leases that include a 15-year original term, with one 15-year renewal option, triple-net provisions, and certain financial and other covenants. We have the right of first refusal to purchase the entire 20-community portfolio and Mr. Baty is personally guaranteeing our obligations under the leases. Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and is responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. Under this arrangement, Mr. Baty is required to pay us $168,000 for the three months ended March 31, 2006 and earned $244,000 from us for the three months ended March 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Other Emeritrust Transaction. As part of an Emeritrust transaction in September 2003, we issued seven-year warrants to purchase 500,000 shares of our common stock at an exercise price of $7.60 per share to the original investors of some of the Emeritrust communities. Warrants representing 400,000 shares were exercised on February 3, 2006, and we received proceeds of approximately $3.0 million. On March 8, 2006, we issued 69,169 shares of common stock pursuant to the exercise of warrants to purchase the remaining 100,000 shares. The warrants representing the 100,000 shares were exercised pursuant to a "net exercise" provision in which 30,831 shares subject to the warrants were used to pay the exercise price of $760,000. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrant agreement.

Debt Restructuring

In March 2005, we completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt and extended the maturity to March 2008.

Borrowings in 2003 had resulted in a $25.8 million leasehold mortgage loan, covering 32 communities, maturing on June 30, 2007, bearing interest at an initial rate of 12.13% per annum with periodic increases up to 13%, and requiring monthly payments of interest the first year and monthly payments of principal and interest, based on a 10-year amortization, thereafter. We elected to make a principal reduction of $6.0 million in August 2004. On March 2, 2005, when the principal balance was $19.5 million, the loan was sold to Healthcare Realty Trust, Incorporated ("HRT") and modified. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008 (the “HRT Loan”). The HRT Loan may not be prepaid without the lender's consent. The HRT Loan balance was increased to $21.4 million to repay other higher interest borrowings and cover the costs of the financing.

CPM/JEA Transactions

On March 1, 2005, we entered into leases with a REIT covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by us. The leases expire March 31, 2019, with three 5-year renewal options. The initial year lease rate is 9% of the REIT’s investment of approximately $14.3 million, which results in initial annual rent of approximately $1.3 million, with fixed inflators of the lesser of four times the change in the consumer price index or 3%. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million, and resulting in an increase in interest and depreciation expense of approximately $136,000 and $179,000, respectively, in the current year quarter.

Arkansas Acquisition

On December 1, 2005, we acquired three communities located in Arkansas, with a capacity of 253 units, for approximately $17.8 million. We financed $15.9 million of the purchase price through mortgage financing with GE Capital. The debt matures in December 2012, bears interest at 6.95% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. This transaction resulted in an increase in interest expense and depreciation of $290,000 and $343,000, respectively, in the current year quarter.

Sale of Communities

On November 1, 2004, we sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since we had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, we deferred recognition of the sale and associated gain until the first quarter of 2005. We recorded a gain of $1.3 million related to this sale in discontinued operations in our condensed consolidated statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

of operations for the three months ended March 31, 2005.  In December 2005, we sold a community in Las Vegas, Nevada and reclassified all prior period operating results to discontinued operations in the condensed consolidated statements of operations.

Series B Stock

On June 30, 2005, we entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by us of accrued and unpaid cash dividends on the Series B Stock, in the amount of $10.8 million. We borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Stock, resulting in an increase in interest expense of approximately $266,000 in the current year quarter. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999. Additionally, we issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which has been adjusted to $4.20 due to dilutive stock option transactions. On March 6, 2006, we issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants.

Convertible Debentures

In November 2005, we completed an offer to exchange our outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity on January 3, 2006. The terms of the existing debentures and the new debentures were substantially the same, except that the maturity of the new debentures was July 1, 2008, instead of January 1, 2006, and the new debentures could not be redeemed at our election. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all of our other indebtedness. On February 9, 2006, $50,000 of face value of the new debentures was converted into 2,272 shares of common stock. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,207,955 shares of common stock.

Of the remaining $26.6 million of debentures outstanding, $20.8 million are owned by directors and officers or their affiliates. Saratoga Partners, two of whose representatives are directors, own $5.0 million of the debentures. Affiliates of Daniel R. Baty, our chief executive officer and a director, and Stanley L. Baty, a director, own $15.8 million of the debentures.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table shows the changes in buildings from December 31, 2004, through March 31, 2006, including those transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182
-			-		-	-	-
June 30, 2005		6	161		167	15	182
Regent Court of Kent - disposition	Jul-05	-	-		-	(1)	(1)
Hunter's Glen - Missoula	Sep-05	-	1		1	-	1
September 30, 2005		6	162		168	14	182
Arkansas Transaction	Dec-05	3	-		3	-	3
Concorde - disposition	Dec-05	-	(1)	[2]	(1)	-	(1)
December 31, 2005		9	161		170	14	184
Isle at Emerald Court	Jan-06	-	-		-	1	1
Park Lane - disposition	Jan-06	-	-		-	(1)	(1)
La Villita - disposition	Mar-06	-	-		-	(1)	(1)
March 31, 2006		9	161		170	13	183

[1] These leases are accounted for as capital leases in our condensed consolidated financial statements.
[2] Concorde was reflected in our condensed consolidated financial statements as an owned community because of accounting requirements related to sale-leaseback accounting.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Summary of Significant Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, health insurance, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

			Period-to-Period
			Percentage
			Change
	Percentage of Revenues		Fav / (Unfav)
			Three Months
	Three Months ended		ended
	March 31,		March 31,
	2006	2005	2006-2005

Revenues:	100.0%	100.0%	6.6%
Expenses:
Community operations*	65.7	63.7	(9.9)
Texas lawsuit settlement	(12.1)	-	N/A
General and administrative	8.6	7.7	(19.1)
Depreciation and amortization	12.0	11.9	(7.6)
Facility lease expense	10.8	10.3	(12.1)
Total operating expenses	85.0	93.6	3.2
Operating income from continuing operations	15.0	6.4	150.4
Other income (expense)
Interest income	0.9	0.2	277.1
Interest expense	(11.6)	(12.8)	3.2
Equity losses in unconsolidated joint ventures	(0.1)	-	N/A
Other, net	0.5	0.8	19.5
Net other expense	(10.3)	(11.8)	7.1
Income (loss) from continuing operations
before income taxes	4.7	(5.4)	N/A
Provision for income taxes	-	(0.2)	N/A
Income (loss) from continuing operations	4.7	(5.6)	N/A
Income from discontinued operations, net of tax benefit	-	1.3	N/A
Net income (loss)	4.7%	(4.3%)	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended March 31, 2006 and 2005

Total Operating Revenues:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Community revenue	$98,895	$92,488	$6,407	6.9%
Other service fees	1,714	1,708	6	0.4%
Total community revenues	100,609	94,196	6,413	6.8%
Management fees	457	598	(141)	(23.6%)
Total operating revenues	$101,066	$94,794	$6,272	6.6%

The increase in community revenue and other service fees of $6.4 million in the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was primarily due to increases in the average monthly revenue per unit, which accounted for approximately $4.7 million of the increase. Average monthly revenue per unit was $3,046 for the first quarter of 2006 compared to $2,902 for the comparable quarter of 2005, an increase of approximately $144 per occupied unit, or 5.0%. The average occupancy rate for the three months ended March 31, 2006, decreased 1.1 percentage points to 83.9% from 85.0% and resulted in a reduction of revenues from the comparable quarter of approximately $1.4 million. The remainder of the increase is due to the 491 overall increase in the number of occupied units due primarily to the acquisition or lease of seven communities since December 31, 2004.

Our revenue per unit grew more slowly than our targeted growth and our occupancy declined primarily due to our recent detailed review of all aspects of our operations in response to the Texas verdict. This review resulted in a decline in occupancy from implementation of more conservative admission and discharge policies, which were intended to insure our services were adequate to attend to our residents requiring a higher level of care. We do not believe this is a signal of any underlying operating performance issues or industry trends. We experienced an increase in our occupancy rate from 84.2% on December 31, 2005, to 85.0% on March 31, 2006, the last day of each fiscal quarter. We have responded and will continue to respond to this decline through increased marketing initiatives, programs that address resident mix and increasing maintenance and other community-level expenses to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will have a positive impact on operating performance over time.

The decrease in management fee income of approximately $141,000 for the first quarter of 2006 as compared to 2005 was primarily due to two communities now leased in the first quarter of 2006 that were managed in the same quarter of the prior year and the cessation of management contracts on three additional communities in July 2005, January 2006, and March 2006.

Community Operations:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Community operations	$66,367	$60,405	$5,962	9.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount less than the original accrual for the action, which is shown as a separate line item on the condensed consolidated statement of operations and is further discussed under “Legal Proceedings.” Excluding this adjustment, community operations expense increased $6.0 million, or 9.9%. Of that amount, approximately $2.3 million was due to the seven communities acquired since January 1, 2005. Of the remainder of $3.7 million, approximately $2.2 million was increased staffing costs and approximately $1.5 million was due to increases in utilities, repairs and maintenance, bad debts, marketing, property taxes, and telephone expenses, partially offset by decreases in insurance and business licenses and taxes. Excluding the liability insurance adjustment, community operating expenses were 65.7% of total operating revenues for the first quarter of 2006 compared to 63.7% for the first quarter of 2005.

General and Administrative:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

General and administrative	$8,731	$7,333	$1,398	19.1%

The increase in G&A expenses of $1.4 million was primarily related to staffing costs for regional and corporate overhead positions of approximately $315,000, non-cash stock option compensation expense of $135,000, and $230,000 in other employee benefit expenses. In addition, approximately $754,000 of the increase related to increased accounting, legal, and consulting fees, including direct project costs to comply with internal control requirements under the Sarbanes-Oxley Act of 2002, and increases in our audit fees. As a percentage of total operating revenues, G&A expenses increased to 8.6% for the three months ended March 31, 2006, compared to 7.7% for the three months ended March 31, 2005.

Depreciation and Amortization:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Depreciation and amortization	$12,150	$11,287	$863	7.6%

The increase is primarily the result of the depreciation and amortization related to the December 2005 Arkansas acquisition, leasehold improvement depreciation from capital expenditures to improve our properties, and depreciation from capital leases acquired in March 2005. In 2006, depreciation and amortization represented 12.0% of total operating revenues, compared to 11.9% for the same period in 2005.

Facility Lease Expense:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Facility lease expense	$10,918	$9,737	$1,181	12.1%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The increase in facility lease expense of $1.2 million was primarily due to the operating lease of two new communities discussed under Emeritrust Lease, which accounted for approximately $791,000 of the increase. The remaining increase of $390,000 was primarily attributable to performance-based lease inflators of existing operating leases. We leased 77 and 76 communities under operating leases as of March 31, 2006 and 2005, respectively. One of these communities was leased as of March 31, 2005, and thus, was leased for only one day in the first quarter of 2005. Facility lease expense as a percentage of revenues was 10.8% for the three months ended March 31, 2006, and 10.3% for the three months ended March 31, 2005.

Interest Income:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Interest income	$871	$231	$640	277.1%

The increase in interest income of $640,000 was primarily attributable to interest earned on investments of cash that was received in the sale of our ownership interest in Alterra, interest income earned on restricted deposits, and interest earned on the court bond paid as result of the initial judgment in the Texas lawsuit, as further discussed under “Legal Proceedings.”

Interest Expense:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Interest expense	$11,731	$12,118	$(387)	(3.2%)

The decrease in interest expense of $387,000 for the first quarter of 2006 as compared to the comparable period in 2005 was primarily due to the reduction of the interest accrual of $766,000 previously recorded for the settlement of a lawsuit as described under “Legal Proceedings.” Interest expense increased by $379,000 after adjusting for the settlement impact noted above. This increase is primarily due to an increase in interest expense from three new Arkansas communities acquired in December 2005, two new communities under capital leases acquired in March 2005, the new $10.8 million loan related to our Series B Stock conversion in June 2005, offset by a decline in interest expense from the normal pay down of principal balances over the past year. As a percentage of total operating revenues, interest expense decreased to 11.6% in the first quarter of 2006 from 12.8% for the first quarter of 2005. Excluding the reduction in the interest accrual related to the lawsuit settlement, interest expense was 12.4% of total operating revenues for the three months ended March 31, 2006.

Other, net:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Other, net	$596	$740	$(144)	(19.5%)

The decrease in Other, net income of $144,000 for the first quarter of 2006 as compared to the first quarter of 2005 is primarily due to the payment of $125,000 in 2006 to resolve an acquisition-related dispute.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income taxes:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Provision for income taxes	$10	$115	$(105)	(91.3%)

The provision for income taxes for the quarter ended March 31, 2006, is for state income and franchise tax liabilities.  There is no Federal tax for the current quarter due to net operating losses for federal tax purposes after adjusting for lease accounting treatments and other differences between financial accounting and tax.  The provision for income taxes for the quarter ended March 31, 2005, is principally due to Federal alternative minimum tax and state income and franchise tax liabilities on taxable income after adjusting for differences between financial accounting and tax.

Net Income (Loss) and Property-Related Expense:

In comparing the net income (loss) for the three months ended March 31, 2006 and 2005, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$12,150	$11,287	$863	7.6%
Facility lease expense	10,918	9,737	1,181	12.1%
Interest expense	11,731	12,118	(387)	(3.2%)
Total property-related expense	$34,799	$33,142	$1,657	5.0%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$9,699	$9,618	$81	0.8%
Interest expense	10,400	10,443	(43)	(0.4%)
Straight-line lease expense	285	155	130	83.9%
Operating lease expense	10,633	9,583	1,050	11.0%
Total property-related lease expense	31,017	29,799	1,218	4.1%
Actual lease payments	(25,487)	(23,665)	(1,822)	7.7%
Expense in excess of lease payments	$5,530	$6,134	$(604)	(9.8%)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Our property-related expense associated with our leases exceeded our actual lease payments by $5.5 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively. While the impact of lease accounting declined by $604,000 in the current year quarter from the comparable quarter last year, the total impact in both periods is significant to our overall operating results. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.
Income (Loss) from Discontinued Operations:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)
Income (loss) from discontinued operations,
net of tax benefit	$(10)	$1,191	$(1,201)	(100.8%)

Loss from discontinued operations for the three months ended March 31, 2006, was $10,000 compared to $1.2 million income for the comparable period in 2005, most of which related to the gain on the sale of a facility in Washington.

Preferred dividends:

	Three Months ended March 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Preferred dividends	$-	$957	$(957)	(100.0%)

Preferred dividends: For the three months ended March 31, 2006 and 2005, preferred dividends totaled zero and $957,000, respectively. The preferred dividends for the three months ended March 31, 2006, were zero because the Series B Stock was converted to common stock on June 30, 2005.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Of our 170 communities, we have operated 162 communities continuously since January 1, 2005, and define these as "Same Communities." Since our Biloxi community suffered significant damage from Katrina and was out of operation for approximately nine months, we have excluded it from this comparison. In addition, the analysis below excludes any effect of the adjustment to our professional and general liability insurance accrual related to the settlement of a lawsuit as further described under “Legal Proceedings,” and general and administrative expenses. The following table sets forth a comparison of same community results of operations for the three months ended March 31, 2006 and 2005.

	Three Months ended March 31,
	(In thousands)
			$ Δ	% Δ
	2006	2005	Fav / (Unfav)	Fav / (Unfav)
Revenue	$96,176	$93,524	$2,652	2.8%
Community operations *	(63,902)	(59,723)	(4,179)	(7.0)
Community operating income	32,274	33,801	(1,527)	(4.5)
Depreciation & amortization	(11,395)	(11,069)	(326)	(2.9)
Facility lease expense	(9,735)	(9,361)	(374)	(4.0)
Operating income	11,144	13,371	(2,227)	(16.7)
Interest expense, net	(11,048)	(11,384)	336	3.0
Operating income after interest expense	$96	$1,987	$(1,891)	(95.2%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

These 162 communities represented $96.2 million or 95.2% of our total revenue of $101.1 million for the first quarter of 2006. The increase in same community revenues of $2.7 million was primarily due to improvements in average revenue per occupied unit, which contributed approximately $4.8 million, partially offset by a decrease in occupancy, which had a negative effect of approximately $2.1 million. Average revenue per occupied unit increased by $148 per month or 5.1% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Weighted average occupancy decreased 1.5 percentage points to 83.6% for the three months ended March 31, 2006 from 85.1% for the three months ended March 31, 2005. However, we experienced an increase in our occupancy rate from 84.0% on December 31, 2005, to 84.9% on March 31, 2006, the last day of each fiscal quarter.

Community operating expenses increased approximately $4.2 million primarily from increased costs for direct care labor and related employee taxes and benefits of $2.3 million. The increase also reflects increased utilities of $511,000 and facility maintenance cost increases of $294,000. The remaining increase of approximately $1.1 million is primarily comprised of other general operating expenses of the communities, including bad debts, marketing, property taxes, insurance, telephone, food costs, and similar community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) increased by approximately $364,000, which primarily reflects the effect of performance-based lease inflators of existing operating leases resulting in increases in rent and an increase in depreciation from increased capital expenditures to improve our properties, offset by an increase in interest income on restricted deposits, a decrease in facility capital lease interest expenses due to the normal pay down of the related principal balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Operating income after interest expense decreased $1.9 million from the comparable period of 2005 as a result of the changes discussed above. We are responding to this decline through increased marketing initiatives, programs to address resident mix and increasing maintenance and other community-level expenses to attract long-term residents and increase occupancy while maintaining growth in our average monthly revenue per unit.

Liquidity and Capital Resources

For the three months ended March 31, 2006, net cash used in operating activities was $8.0 million. The primary components of cash used in operating activities for this period were net increases in operating assets and liabilities of $24.9 million and amortization of deferred gain of $554,000, partially offset by $4.7 million of net income from operations and $12.2 million of depreciation and amortization. The $24.9 million use of cash related to operating assets and liabilities is primarily comprised of those items detailed in the following table. For the three months ended March 31, 2005, net cash provided by operating activities was $4.9 million. The primary components of operating cash provided by operating activities for this period were depreciation and amortization of $11.3 million, partially offset by the adjustment for the net gain on sale of properties of $1.3 million, the net increase in operating assets and liabilities of $761,000 (which included a $1.0 million semi-annual interest payment on the debentures), the amortization of deferred gain of $554,000, the amortization of loan fees of $179,000, and the net loss of $4.0 million.

Significant components of changes in operating assets and liabilities:
	Three Months Ended March 31,
	2006	2005

Reduction of Texas settlement liability accruals, including interest	$(12,973)	$-
Payment of Texas settlement	(5,600)	-
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)	-
Payment of semi-annual debenture interest	(1,000)	(1,000)
Initial payment of annual insurance premiums	(3,450)	(2,552)
All other activity, net	2,353	2,791
Net change in operating assets and liabilities	$(24,870)	$(761)

The Texas settlement impact of $18.6 million and the federal tax deposits of $4.2 million related to the Alterra transaction gain, a total of $22.8 million, are non-recurring items. The insurance payment difference between years is due to a change in payment arrangements and will even out over the course of the year.

For the three months ended March 31, 2006, cash used in investing activities was $4.2 million. The activities that used cash include $3.3 million for the acquisition of property and equipment and $1.1 million in construction expenditures for leased property, partially offset by a net decrease in investment in affiliates. Net cash used in investing activities amounted to $4.1 million for the three months ended March 31, 2005, and was comprised primarily of management and lease acquisition costs of approximately $1.5 million, and acquisitions of various property and equipment of approximately $2.5 million.

For the three months ended March 31, 2006, cash used in financing activities was $7.0 million. Activities resulting in a net cash decrease include $5.7 million for repayment of long-term borrowings and $4.4 million for repayment of capital lease and financing obligations, partially offset by proceeds from the issuance of common stock of approximately $3.4 million. For the three months ended March 31, 2005, net cash used in financing activities was $4.8 million, consisting primarily of repayment of capital lease and financing obligations of $3.8 million and net payment of long-term borrowings of $310,000. We refinanced $21.4 million in borrowings during the three months ended March 31, 2005.

As of March 31, 2006, we had a working capital deficit of $18.8 million. We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $17.1 million of deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for debt maturities of $81.0 million scheduled to be due in 2008.

We have incurred significant losses since our inception and have an accumulated deficit of $187.7 million as of March 31, 2006. We believe these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense, a non-cash charge, primarily from multiple capital and financing leases.

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. We appealed the verdict and posted a deposit of $1.7 million in order to stay the proceedings. In March 2006, we settled the case for $5.6 million and the deposit was refunded to us, with interest of $45,000, in April 2006. In the fourth quarter of 2004, we recorded an additional liability accrual of $18.7 million and accrued $766,000 of interest on the judgment in 2005. In the first quarter of 2006, we reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million.

Throughout 2004 and continuing through the first quarter of 2005, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates beyond March 31, 2007, and thereafter, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect the majority of our properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At March 31, 2006, we were in violation of one or more covenants in certain of the leases, but obtained waivers from the owners that expire on April 1, 2007.

Based on our current operating initiatives and our current cash position, management believes that we will be able to generate positive operating cash flow on an annual basis, or will have adequate cash reserves, or the ability to obtain adequate financing to cover any potential operating shortfalls and necessary investing and financing activities, including required debt service and capital expenditures for at lease the next twelve months.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at March 31, 2006, (in thousands):

	Principal and Lease Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt, including current portion	$80,405	$2,871	$57,182	$2,385	$17,967
Capital lease and financing obligations, including current portion	622,643	19,822	49,605	64,204	489,012
Operating leases	339,957	40,993	82,728	85,140	131,096
Convertible debentures	26,575	-	26,575	-	-
	$1,069,580	$63,686	$216,090	$151,729	$638,075

The following table summarizes interest on our contractual obligations at March 31, 2006, (in thousands):

	Interest Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt	$12,399	$5,331	$6,246	$702	$120
Capital lease and financing obligations	355,241	40,980	77,740	70,569	165,952
Convertible debentures	4,152	1,661	2,491	-	-
	$371,792	$47,972	$86,477	$71,271	$166,072

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

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement programs without adversely affecting occupancy levels; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations, and other uncertainties related to professional liability claims. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the SEC, including our Annual Reports on Form 10-K and Quarterly Reports Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At March 31, 2006, we had no variable rate borrowings. However, we do have certain operating lease obligations based on LIBOR, with a LIBOR cap of approximately 5.3%. As LIBOR rates increase above the current level, we will be exposed to higher lease expense costs. As of March 31, 2006, the LIBOR rate was 4.8%. If LIBOR interest rates were to increase to the cap, our annual facility lease expense would increase and our net income would decrease by approximately $460,000. This amount is determined by considering the impact of hypothetical interest rates on these operating lease obligations as of March 31, 2006, and does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2006. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)	Changes in internal controls

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable.

Item 1. Legal Proceedings

From time to time, we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability. Accruals for these claims have been based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable. While we cannot predict the results with certainty, except as noted below, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of our assisted living facilities. We appealed the verdict and posted $1.7 million in order to stay the proceedings while the appellate process ran its course, or until the case was otherwise resolved. We recorded an additional liability accrual of $18.7 million in the fourth quarter of 2004 and accrued interest of $766,000 on the unpaid judgment at the rate of 5% per annum during 2005. In March 2006, we settled the action for $5.6 million. In the first quarter of 2006, we reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million. The deposit with the court was refunded in April 2006, plus interest of approximately $45,000.

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

There have been no further developments in the California case since we filed our 2005 Form 10-K with the SEC on March 16, 2006. A discussion of our general and professional liability is contained in the same 2005 Form 10-K under "Significant Accounting Policies and Use of Estimates."

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

[The rest of this page is intentionally left blank]

Item 6. Exhibits

			Footnote
Number	Description		Number
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated May 10, 2006.	(1)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated May 10, 2006.	(1)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated May 10, 2006.	(1)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated May 10, 2006.	(1)

Footnotes:

(1)	Filed herewith.

[The rest of this page is intentionally left blank]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary