Form 10-Q
period 2006-06-30
EMERITUS CORP\WA\
filed 2006-08-08
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 18,012,612 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	June 30,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$30,073	$56,413
Short-term investments	1,633	1,885
Trade accounts receivable, net of allowance of $796 and $744	4,828	4,604
Other receivables	2,483	2,297
Tax and maintenance escrows	5,822	6,579
Prepaid workers' compensation	9,617	7,542
Other prepaid expenses	7,116	6,791
Total current assets	61,572	86,111
Property and equipment, net of accumulated depreciation of $131,368 and $109,035	605,541	619,146
Property held for development	402	402
Notes receivable and investments in affiliates	3,326	3,709
Restricted deposits	10,870	9,660
Lease and contract acquisition costs, net of amortization of $12,129 and $10,487	25,354	27,167
Other assets, net	13,710	1,575
Total assets	$720,775	$747,770

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$3,742	$2,825
Current portion of capital lease and financing obligations	20,620	19,028
Current portion of convertible debentures	-	5,375
Trade accounts payable	5,591	7,070
Accrued employee compensation and benefits	17,078	17,372
Accrued interest	1,350	2,355
Accrued real estate taxes	4,888	6,478
Accrued professional and general liability	11,737	27,994
Accrued income taxes	297	4,649
Other accrued expenses	8,003	7,280
Deferred revenue	8,936	8,143
Unearned rental income	7,874	6,350
Total current liabilities	90,116	114,919
Long-term debt, less current portion	84,452	77,650
Capital lease and financing obligations, less current portion	597,486	607,677
Convertible debentures, less current portion	26,575	26,625
Deferred gain on sale of communities	24,902	26,009
Deferred rent	5,996	5,496
Other long-term liabilities	2,034	2,467
Total liabilities	831,561	860,843
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
17,984,316 and 16,486,944 shares at June 30, 2006, and December 31, 2005, respectively	2	2
Additional paid-in capital	84,496	79,321
Accumulated deficit	(195,284)	(192,396)
Total shareholders' deficit	(110,786)	(113,073)
Total liabilities and shareholders' deficit	$720,775	$747,770

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Revenues:
Community revenue	$101,571	$94,030	$200,466	$186,517
Other service fees	1,618	1,772	3,332	3,480
Management fees	484	462	941	1,060
Total operating revenues	103,673	96,264	204,739	191,057

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	67,662	61,942	134,029	122,347
Texas lawsuit settlement	-	-	(12,207)	-
General and administrative	8,721	7,857	17,452	15,190
Depreciation and amortization	12,251	11,513	24,401	22,800
Facility lease expense	11,092	10,388	22,010	20,124
Total operating expenses	99,726	91,700	185,685	180,461
Operating income from continuing operations	3,947	4,564	19,054	10,596

Other income (expense):
Interest income	681	205	1,552	436
Interest expense	(12,475)	(12,250)	(24,206)	(24,368)
Gain on sale of investment in Alterra Healthcare Corporation	-	21,323	-	21,323
Equity losses in unconsolidated joint ventures	(396)	(11)	(492)	(31)
Other, net	562	611	1,158	1,371
Net other income (expense)	(11,628)	9,878	(21,988)	(1,269)

Income (loss) from continuing operations before income taxes	(7,681)	14,442	(2,934)	9,327
Provision for income taxes	100	(974)	90	(1,089)
Income (loss) from continuing operations	(7,581)	13,468	(2,844)	8,238
Loss from discontinued operations (net of tax)	(34)	(4,111)	(44)	(2,920)
Net income (loss)	(7,615)	9,357	(2,888)	5,318
Preferred stock dividends	-	358	-	(599)
Net income (loss) to common shareholders	$(7,615)	$9,715	$(2,888)	$4,719

Basic income (loss) per common share:
Continuing operations	$(0.42)	$1.27	$(0.17)	$0.70
Discontinued operations	-	(0.38)	-	(0.27)
	$(0.42)	$0.89	$(0.17)	$0.43
Diluted income (loss) per common share:
Continuing operations	$(0.42)	$0.73	$(0.17)	$0.47
Discontinued operations	-	(0.21)	-	(0.16)
	$(0.42)	$0.52	$(0.17)	$0.31

Weighted average common shares outstanding :
Basic	17,927	10,918	17,481	10,870

Diluted	17,927	19,776	17,481	18,289
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,888)	$5,318
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,401	22,800
Amortization of deferred gain	(1,107)	(1,108)
Gain on sale of properties, net	-	(1,321)
Gain on sale of investment	-	(21,323)
Impairment of long-lived asset	-	4,028
Amortization of loan fees	101	241
Preferred stock conversion costs	-	265
Equity investment losses	492	31
Stock option compensation	222	-
Other	341	415
Changes in operating assets and liabilities, net of acquisitions	(25,584)	(740)
Net cash provided by (used in) operating activities	(4,022)	8,606

Cash flows from investing activities:
Acquisition of property and equipment	(6,439)	(3,947)
Acquisition of assets in lease transactions	-	(406)
Construction expenditures - leased properties	(1,982)	(757)
Management and lease acquisition costs	(8)	(1,533)
Payments from affiliates and other managed communities	606	145
Proceeds from the sale of investment in Alterra, net	-	24,979
Investment in affiliates	(136)	(126)
Funds held in escrow	(10,834)	-
Collection of notes receivable	27	-
Net cash provided by (used in) investing activities	(18,766)	18,355

Cash flows from financing activities:
Proceeds from sale of stock	3,829	244
Increase in restricted deposits	(1,210)	(1,746)
Debt issue and other financing costs	(259)	(631)
Proceeds from long-term borrowings and financings	8,449	32,226
Repayment of debenture	(5,375)	-
Repayment of long-term borrowings	(982)	(21,999)
Repayment of capital lease and financing obligations	(9,078)	(7,668)
Tax benefit of stock compensation	1,074	-
Payment of preferred dividend	-	(10,772)
Net cash used in financing activities	(3,552)	(10,346)
Net increase (decrease) in cash and cash equivalents	(26,340)	16,615
Cash and cash equivalents at the beginning of the period	56,413	10,748
Cash and cash equivalents at the end of the period	$30,073	$27,363

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$25,211	$24,640
Non-cash financing and investing activities:
Accrued and in-kind preferred stock dividends	$-	$599
Debt issued for acquisition of property and equipment	$-	$1,135
Capital lease and financing obligations	$730	$14,858
Note retirement	$-	$630
Conversion of convertible debentures	$50	$-
Deferred lease acquisition cost	$179	$-
Reduction in property held for sale and related deposit	$-	$7,891

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

implementing SFAS No. 123R. Using this method has resulted in stock compensation expense amounts that are similar to prior pro forma disclosures.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position, results of operations, and cash flows of Emeritus as of June 30, 2006, and for the six months ended June 30, 2006 and 2005. The results of operations for the period ended June 30, 2006, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2005 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the 2005 Form 10-K filed March 16, 2006. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

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

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESP Plan. In accordance with the adoption of SFAS No. 123R, the Company recorded stock-based compensation expense for the cost of stock options and shares issued under the ESP Plan of approximately $87,000 and $222,000 for the three months and six months ended June 30, 2006, respectively. For the three months and six months ended June 30, 2005, the Company disclosed pro forma net income (loss) and net income (loss) per share as if compensation cost had been determined consistent with SFAS No. 123R.

With the adoption of SFAS No. 123R, the Company has recorded an expense for the unvested portion of awards granted before the adoption of SFAS No. 123R and for shares issued under the ESP Plan during the current year.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table details the effect on net income (loss) and earnings (loss) per share had stock-based compensation expense been recorded in both the three and six month periods ended June 30, 2006 and 2005, under SFAS No. 123R. The pro forma net loss and loss per share for the three months and six months ended June 30, 2006, are the same since stock-based compensation is calculated under the provisions of SFAS No. 123R.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data )
Net income (loss) to common shareholders:
As reported	$(7,615)	$9,715	$(2,888)	$4,719
Add: Stock-based employee compensation expense
included in reported net income (loss)	87	-	222	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(87)	(287)	(222)	(432)
Pro forma	$(7,615)	$9,428	$(2,888)	$4,287

Net income (loss) per common share:
As reported - Basic	$(0.42)	$0.89	$(0.17)	$0.43

Pro forma - Basic	$(0.42)	$0.86	$(0.17)	$0.39

As reported - Diluted	$(0.42)	$0.52	$(0.17)	$0.31

Pro forma - Diluted	$(0.42)	$0.50	$(0.17)	$0.29

In the first two quarters of 2006, the adoption of SFAS No. 123R caused net loss to increase by $222,000 and basic and diluted loss per share to each decrease by $.01 per share.

SFAS No. 123R requires that stock-based compensation be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the “vesting period”). The Company’s stock incentive plan and the non-employee directors’ incentive plan provide that awards generally vest over a one to three year period. Any unexercised options expire after ten years. The fair value of each grant is estimated as a single award and amortized into compensation expense over its vesting period. During the second quarter of 2006, the Company granted options to purchase 45,000 shares of common stock from the director plan.

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table summarizes the Company’s stock option activity for the first two quarters ended June 30, 2006:

	2006
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	1,349,381	$3.81
Granted	45,000	$21.00
Exercised	(185,523)	$3.26
Canceled	(667)	$3.95

Outstanding at June 30, 2006	1,208,191	$4.53	$17,175
Options exercisable at June 30, 2006	1,163,191	$3.90	$17,276
Weighted-average fair value of options granted in 2006	-	$11.67

The weighted average remaining contractual life was 6.3 years at June 30, 2006, for stock options outstanding and exercisable. The total intrinsic value for stock options outstanding and exercisable was $17.3 million and $14.9 million at June 30, 2006 and 2005, respectively. The total intrinsic value for stock options exercised was $1.7 million and $388,000 for the first two quarters of 2006 and 2005, respectively. As of June 30, 2006, there was $526,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average period of one year.

The amount of cash received from the exercise of stock options was $605,000 and $175,000 in the first two quarters of 2006 and 2005, respectively.

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The fair value of the stock options granted was estimated using a risk free rate that is the five year U.S. Treasury yield in effect at the time of grant. The expected life of the stock options granted (five years) was estimated using the historical exercise behavior of option holders. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant. Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which was estimated at 10 percent of the shares awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of options granted in the three months and six months ended June 30, 2006 and 2005, were estimated at the date of grant using the following weighted average assumptions:

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected life from grant date (in years)	5	4	5	4
Weighted average risk-free interest rate	5.03%	3.79%	5.03%	3.79%
Weighted average volatility	59.40%	70.19%	59.40%	70.19%
Dividend yield	-	-	-	-
Weighted average fair value (per share)	$11.67	$7.37	$11.67	$7.37

On June 14, 2006, at the annual shareholders’ meeting, the 2006 Equity Incentive Plan was approved. The 2006 Plan authorizes the issuance of up to 1,000,000 share of common stock for employees, non-employee directors, consultants, advisors and independent contractors. The plan allows for the granting of various types of awards, one of which is stock options that generally vest over a three year period. Any unexercised options expire after ten years. No options or awards have been granted under the 2006 Equity Incentive Plan.  The Company has 169,000 shares of common stock authorized under the Amended and Restated Option Plan for Non Employee Directors that were available for issuance as of June 30, 2006.

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter. The Company issued 5,882 and 10,811 shares of Common Stock during the three and six months ended June 30, 2006, under the Employee Stock Purchase Plan, respectively. The purchase price of the shares was $18.36 and $15.94 for the first and second quarter of 2006, respectively, which equals 85% of the market price on the last trading day of each quarter.

The following table shows the assumptions used in calculating the compensation expense for the Employee Stock Purchase Plan shares issued during the quarter:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected life from grant date (in months)	3	3	3	3
Weighted average risk-free interest rate	4.50%	3.08%	3.91% - 4.50%	2.73% - 3.08%
Weighted average volatility	16.50%	19.20%	13.5% - 16.50%	19.20%

Emeritrust Transactions

Emeritrust Managed Communities. For the six months ended June 30, 2006, the Company managed five communities, which are owned by Mr. Baty, for a management fee equal to 5% of gross revenues. The agreement expired on June 30, 2006 but has been extended for one year. One of these communities was sold to an independent third party effective January 1, 2006, which the Company continued to manage until the new operator received licensure on March 20, 2006. Emeritus received management fees of approximately $116,000 and $129,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $229,000 and $256,000 for the six months ended June 30, 2006 and 2005, respectively.

Emeritrust Lease. In September 2004, the Company completed the lease of 18 communities in the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

independent REIT and were leased to the Company. One additional community was leased on March 31, 2005, and the final community on September 1, 2005. The two additional communities are reported as operating leases with escalating rent payments, which are accounted for on a straight-line basis.

The initial cash lease payment for these two communities is approximately $2.5 million per year based on 8.6% of the REIT’s investment basis of $29.0 million, with annual inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The two communities are covered by separate leases that include a 15-year original term, with one 15-year renewal option, triple-net provisions, and certain financial and other covenants. The Company has the right of first refusal to purchase the entire 20-community portfolio and Mr. Baty is personally guaranteeing the Company’s obligations under the leases. Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and is responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. Under this arrangement, Mr. Baty paid the Company $89,000 and $258,000 for the three and six months ended June 30, 2006, respectively, and the Company paid Mr. Baty $191,000 and $435,000 for the three and six months ended June 30, 2005, respectively.

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

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

CPM/JEA Transactions

On March 1, 2005, the Company entered into leases with a REIT covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had previously been managed by the Company. The leases expire March 31, 2019, with three 5-year renewal options. The initial year lease rate is 9% of the REIT’s investment of approximately $14.3 million, which results in initial annual rent of approximately $1.3 million, with fixed inflators of the lesser of four times the change in the consumer price index or 3%. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

Arkansas Acquisition

On December 1, 2005, the Company acquired three communities located in Arkansas, with a capacity of 253 units, for approximately $17.8 million. The Company financed $15.9 million of the purchase price through mortgage financing with GE Capital. The debt matures in December 2012, bears interest at 6.95% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. This loan agreement was modified in June 2006, to cross-collateralize this loan with the GE Capital loan as discussed under the Arbor Place Acquisition caption below.

Arbor Place Acquisition

Emeritus has entered into a series of agreements to purchase a 100-unit assisted living community in Everett, Washington, for approximately $11.0 million effective July 2006, from an entity in which Mr. Baty has a 50% financial interest and which the Company currently manages. The Company will finance $8.0 million of the purchase price with GE Capital. The loan agreement closed in June 2006, and is reflected in the condensed consolidated balance sheet as of June 30, 2006. The loan proceeds and $3.0 million in Emeritus funding are held by the escrow agent at June 30, 2006, pending closing of the transaction in July 2006. The debt matures in June 2013, bears interest at 7.229% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. The loan is cross-collateralized with the GE Capital loan discussed under the Arkansas Acquisition caption above.

Sale of Communities

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for cash and assumption of liabilities for a total of $9.6 million. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, the Company deferred recognition of the sale and associated gain until the first quarter of 2005. The Company recorded a gain of $1.3 million related to this sale in discontinued operations in its condensed consolidated statements of operations for the six months ended June 30, 2005. In December 2005, the Company sold a community in Las Vegas, Nevada, and reclassified prior period operating results to discontinued operations in the condensed consolidated statements of operations. The Company recorded an impairment loss of approximately $4.0 million related to the Las Vegas community in the second quarter of 2005, which is reflected in discontinued operations for the three and six months ended June 30, 2005.

Series B Stock

On June 30, 2005, the Company entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by the Company of accrued and unpaid cash dividends on the Series B Stock, in the amount of $10.8 million. The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the accumulated cash dividends of the Series B Stock. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000. For accounting purposes, the Company had accrued a liability of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction. As part of the agreement, no dividends were required to be paid for the second quarter of 2005. Thus, the preferred dividends for the six months ended June 30, 2005, amounted to $599,000.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999. Additionally, the Company issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which was subsequently adjusted to $4.20 due to dilutive stock option transactions. On March 6, 2006, the Company issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants.

Convertible Debentures

In November 2005, the Company completed an offer to exchange its outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. Of the $32.0 million principal amount of outstanding debentures, $26.6 million were exchanged in the exchange offer. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity on January 3, 2006. The terms of the existing debentures and the new debentures are substantially the same, except that the maturity of the new debentures is July 1, 2008, instead of January 1, 2006, and the new debentures cannot be redeemed at the Company’s election. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all other indebtedness of the Company. In February 2006, $50,000 of face value of the new debentures was converted into 2,272 shares of common stock. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,207,955 shares of common stock.

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

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months ended		Six Months ended
	June 30,		June, 30,
	2006	2005	2006	2005
Convertible Debentures (1)	1,208	-	1,208	1,455
Options	1,208	55	1,208	55
Warrants - Senior Housing Partners I, L.P. (2)	-	-	-	-
Warrants - Saratoga Partners (3)	-	-	-	-
Series B Preferred (4)	-	-	-	-
	2,416	55	2,416	1,510

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006.
(2) Exercised in February and March 2006.
(3) Exercised in March 2006.
(4) Converted to common stock in June 2005.

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$(7,615)	$9,715	$(2,888)	$4,719
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	17,927	10,918	17,481	10,870

Basic net income (loss) per share	$(0.42)	$0.89	$(0.17)	$0.43

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$(7,615)	$9,715	$(2,888)	$4,719
Assumed conversion of convertible debentures	-	500	-	-
Assumed conversion of Series B Preferred	-	-	-	957
	$(7,615)	$10,215	$(2,888)	$5,676

Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	17,927	10,918	17,481	10,870
Assumed exercise of options and warrants	-	2,037	-	2,053
Assumed conversion of convertible debentures	-	1,455	-	-
Assumed conversion of Series B Preferred	-	5,366	-	5,366
	17,927	19,776	17,481	18,289

Diluted net income (loss) per share	$(0.42)	$0.52	$(0.17)	$0.31

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss) to common shareholders for the three-month and six-month periods ended June 30, 2006 and 2005.

Liquidity

As of June 30, 2006, the Company has a working capital deficit of $28.5 million. The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $16.8 million of deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for debt maturities of $81.2 million due in 2008.

The Company has incurred significant losses since its inception and has an accumulated deficit of $195.3 million as of June 30, 2006. The Company believes these losses have resulted from its early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense, a non-cash charge, primarily from multiple capital and financing leases.

Cash used in operating activities was $4.0 million for the six months ended June 30, 2006. The primary components of cash used in operating activities for this period was a net change in operating assets and liabilities of $25.6 million, amortization of deferred gain of $1.1 million, and $2.9 million of net loss from operations, partially offset by $24.4 million of depreciation and amortization. The $25.6 million use of cash related to operating assets and liabilities is primarily comprised of the following:

Significant components of changes in operating assets and liabilities:
	Six Months Ended June 30,
	2006	2005

Reduction of Texas settlement liability accruals, including interest	$(12,973)	$-
Payment of Texas Settlement	(5,600)	-
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)	-
Payment of semi-annual debenture interest	(1,000)	(1,000)
Initial payment of annual insurance premiums	(6,785)	(5,371)
Tax benefit of stock compensation	(1,074)	-
Texas Medicaid accrual	500	-
All other activity, net	5,548	5,631
Net change in operating assets and liabilities	$(25,584)	$(740)

The Texas settlement impact of $18.6 million and the federal tax deposits of $4.2 million related to the Alterra transaction gain, partially offset by the Texas Medicaid accrual of $500,000, a total of $22.3 million, are non-recurring items. The insurance payment difference between years is due to a change in payment arrangements and the variance will even out over the course of the year.

While the revenue per unit exceeded our Company’s targeted growth from the comparable period in the prior year, the weighted average occupancy rate decreased by 0.5 percentage points to 84.2% for the first two quarters of 2006 from 84.7% for the first two quarters of 2005. The Company is responding to this occupancy decline through increased marketing initiatives, programs that address resident mix and a focus on

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

property improvements and other community level enhancements to attract additional long-term residents. The Company’s occupancy rate has reflected an increased trend from 84.2% on December 31, 2005 to 85.9% on June 30, 2006, the last day of each fiscal quarter. Management believes that these initiatives will continue to have a positive impact on operating performance over time.

In February 2005, a San Antonio, Texas, jury found one of the Company’s assisted living communities negligent in the care of a resident. The jury awarded a verdict against the Company in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. The Company appealed the verdict and posted a deposit of $1.7 million in order to stay the proceedings. In March 2006, the Company settled the case for $5.6 million and the deposit was refunded, with interest, in April 2006. In the fourth quarter of 2004, the Company recorded an additional liability accrual of $18.7 million and accrued $766,000 of interest on the judgment in 2005. In the first two quarters of 2006, the Company reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million.

In March 2006, the Company received a request for documents from the Office of the Attorney General of Texas, in connection with its inquiry into compliance with certain Medicaid regulations at six of the Company’s communities in Texas that participate in the Community Based Alternative program of the Texas Department of Aging and Disability.  Participation in the program requires eligible rooms to have an area equipped with a sink, refrigerator, cooking appliance, adequate space for food preparation, and storage space for utensils and supplies.  An audit by the department revealed that some of the rooms used for residents in the program did not have some or all of those items.  The Company addressed the State's concerns raised in the audits and all rooms were equipped with the above regulatory requirements as of April 10, 2006, at a cost of approximately $618,000.

The Company began settlement discussions with the attorney general's office in late May 2006 to resolve the matter.  Initially, the attorney general’s office sought $6.6 million, which equates to three times the total amount of all payments made to the Company by the State of Texas since the inception of its Medicaid contract, plus interest and attorney fees.  The Company responded in July 2006, advising the attorney general’s office that all the services for which Medicaid could, and did, lawfully pay were provided to the program residents despite the absence of some of the kitchen items.  Accordingly, recovery of the total of all payments to the Company was unjustified.  The letter advised the attorney general's office that the absence of the required items during the period of non-compliance was valued at $176,000.  In August 2006, the Company offered to settle the matter for $500,000. The discussions are continuing.

While the Company believes it has incurred a liability in this matter, the range of possible outcomes is wide and the ultimate resolution is not readily determinable.  Accordingly, the Company has recorded a liability in the amount of $500,000 as of June 30, 2006, as its best estimate of the ultimate outcome.  The Company will assess its liability as discussions continue and will make adjustments, if any, to its recorded liability as more information becomes available to it.

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

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates beyond July 2007, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At June 30, 2006, the Company was in violation of one or more covenants in certain of the leases and mortgages, but obtained waivers from the owners that expire on July 1, 2007.

Management believes that the Company will be able to generate positive operating cash flows or will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures for at least the next twelve months.

Discontinued Operations

In August 2004, the Company sold a facility in Scottsdale, Arizona to an unrelated third party. In September 2004, the Company committed to sell a community in Issaquah, Washington. The community was sold on November 1, 2004, but was not recognized as a sale until the first quarter of 2005 due to continuing involvement in the community through that period. In December 2005, the Company sold a community in Las Vegas, Nevada. All of these transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations for both current and prior periods is reported as a separate line item in the condensed consolidated statements of operations.

The following table shows the revenues and net income for the discontinued operations (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue:
Issaquah	$-	$-	$-	$-
Scottsdale	-	-	-	-
Las Vegas	-	362	-	704
Total	$-	$362	$-	$704

Net income (loss):
Issaquah	$1	$(1)	$1	$1,319
Scottsdale	(19)	3	(19)	3
Las Vegas	(16)	(4,113)	(26)	(4,242)
Total	$(34)	$(4,111)	$(44)	$(2,920)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

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

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and to increase rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years. In addition, our size and ability to respond to negative environmental conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. From the end of 2000 to the end of 2005, the communities we managed decreased from 69 to 14 and the owned and leased communities increased from 61 to 170, reflecting our increasing confidence in the assisted living industry, stabilization of managed properties, and the availability of capital. By the end of the second quarter of 2006,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

managed communities had decreased to 12 and owned and leased communities remained at 170. We will continue to review acquisition or lease opportunities.

The following table sets forth a summary of our property interests:

	As of June 30,		As of December 31,		As of June 30,
	2006		2005		2005
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	9	707	9	707	6	454
Leased (2)	161	12,821	161	12,805	161	12,820
Consolidated Portfolio	170	13,528	170	13,512	167	13,274
Managed/Admin Services (3)	11	1,235	13	1,443	14	1,467
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	182	14,903	184	15,095	182	14,881

Percentage increase (decrease) (4)	(1.1%)	(1.3%)	1.7%	1.6%	0.6%	0.2%

(1) Owned communities increased in December 2005 due to the acquisition of three communities in Arkansas.
(2) Of the leased communities at June 30, 2006, 77 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 14 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(3) We discontinued management of one facility in July 2005, one in January 2006, one in March 2006, and another in April 2006. We began managing another facility in January 2006.
(4) The percentage increase indicates the change from the prior year, or, in the case of June 30, 2006 and 2005, from the end of the prior year.

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

In our consolidated portfolio, our average monthly revenue per unit for the six months ended June 30, 2006, increased to $3,065 from $2,915 for the same period in 2005. This change represents an increase of $150 or 5.1%. For the second quarter of 2006, our average monthly revenue per unit was $3,083 as compared to $3,046 for the first quarter of 2006. This change represents an increase of $37 or 1.2%. This level of increase is partially due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In our consolidated portfolio, our average occupancy rate decreased to 84.2% for the six months ended June 30, 2006, from 84.7% for the six months ended June 30, 2005. For the second quarter of 2006, our average occupancy rate increased to 84.6% as compared to 83.9% for the first quarter of 2006. We believe the decline in occupancy over 2005 was largely related to the detailed review of all aspects of our operations in response to the Texas verdict that was announced early in 2005. The review resulted in more conservative admission and discharge policies to insure our services were more than adequate to care for the residents in our communities. We also believe this occupancy decline has bottomed out as evidenced by an increase in our occupancy from 84.2% on December 31, 2005, to 85.9% on June 30, 2006, the last day of each fiscal quarter. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of June 30, 2006, we had an accumulated deficit of approximately $195.3 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than we anticipated, and depreciation expense, a non-cash charge, primarily from multiple capital and financing leases.

Significant Transactions

In 2004 and continuing in 2005, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Emeritrust Managed Communities. For the year ended December 31, 2005, we managed five communities, which are owned by Mr. Baty, for a management fee equal to 5% of gross revenues. The agreement expired on June 30, 2006 but has been extended for one year. One of these communities was sold to an independent third party effective January 1, 2006, which we continued to manage until the new operator received licensure on March 20, 2006. We received management fees of approximately $116,000 and $129,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $229,000 and $256,000 for the six months ended June 30, 2006 and 2005, respectively.

Emeritrust Lease. As further described in the Notes to the Condensed Consolidated Financial Statements, in September 2004, we completed the lease of 18 communities in the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT and were leased to us. One additional community was leased on March 31, 2005, and the final community on September 1, 2005. The two additional communities are reported as operating leases with escalating rent payments, which are accounted for on a straight-line basis, resulting in an increase in facility lease expense of approximately $220,000 and $1.0 million for the three and six months ended June 30, 2006, respectively.

Mr. Baty personally guarantees our obligation under the leases. Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and is responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. Under this arrangement, Mr. Baty paid us $89,000 and $258,000 for the three and six months ended June 30, 2006, respectively, and we paid Mr. Baty $191,000 and $435,000 for the three and six months ended June 30, 2005, respectively.

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

Debt Restructuring

As further described in the Notes to the Condensed Consolidated Financial Statements, in March 2005, we completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt and extended the maturity to March 2008. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008.

Alterra Transactions

In October 2003, we acquired an interest in an LLC that acquired Alterra for $7.7 million cash. The members of the LLC consisted of an affiliate of Fortress, NW, and us, with original ownership interests of 50%, 25%, and 25%, respectively. In June 2005, Fortress purchased 50% of the interest of both NW and us for $50 million in cash, $25 million each to NW and us. We recorded a gain of $21.3 million in the condensed consolidated statement of operations for the second quarter ended June 30, 2005, as a result of this transaction. In November 2005, we sold our remaining interest in Alterra through the public offering of Brookdale Senior Living, Inc. (“Brookdale”). We have no further ownership interest in Brookdale or any of its subsidiaries.

CPM/JEA Transactions

As further described in the Notes to the Condensed Consolidated Financial Statements, on March 1, 2005, we entered into leases with a REIT covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by us. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million, and resulting in an increase in interest expense of $130,000 and depreciation expense of $182,000 for the six months ended June 30, 2006, respectively. The impact from this transaction on the three months ended June 30, 2006, as compared to the prior year period was not significant.

Arkansas Acquisition

On December 1, 2005, we acquired three communities located in Arkansas, with a capacity of 253 units, for approximately $17.8 million. We financed $15.9 million of the purchase price through mortgage financing with GE Capital. The debt matures in December 2012, bears interest at 6.95% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. This transaction resulted in an increase in interest expense of $294,000 and $584,000 and an increase in depreciation expense of $352,000 and $695,000 for the three and six months ended June 30, 2006, respectively. This loan agreement was modified in June 2006, to cross-collateralize this loan with the GE Capital loan as discussed under the Arbor Place Acquisition caption below.

Arbor Place Acquisition

We have entered into a series of agreements to purchase a 100-unit assisted living community in Everett, Washington, for approximately $11.0 million effective July 2006, from an entity in which Mr. Baty has a 50% financial interest and which we currently manage. We financed $8.0 million of the purchase price with GE Capital. The loan agreement closed in June 2006, and is reflected in the condensed consolidated balance sheet as of June 30, 2006. The loan proceeds of $8.0 million and $3.0 million of our funds are held by the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

escrow agent at June 30, 2006, pending closing of the transaction in July 2006. The debt matures in June 2013, bears interest at 7.229% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. The loan is cross-collateralized with the GE Capital loan discussed under the Arkansas Acquisition caption above.

Sale of Communities

As further described in the Notes to the Condensed Consolidated Financial Statements, we recorded a gain of $1.3 million in January 2005 related to the sale of a community located in Issaquah, Washington, which is included in discontinued operations in our condensed consolidated statements of operations for the six months ended June 30, 2005. In December 2005, we sold a community in Las Vegas, Nevada and recorded a loss of approximately $4.0 million related to this community in the second quarter of 2005, which is reflected in discontinued operations for the three and six months ended June 30, 2005.

Series B Stock

On June 30, 2005, we entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment of all accrued and unpaid cash dividends in the amount of $10.8 million. We borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the accumulated cash dividends of the Series B Stock, resulting in an increase in interest expense of approximately $270,000 and $536,000 for the three and six months ended June 30, 2006, respectively. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000. For accounting purposes, we had accrued a dividend payable liability of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction in the second quarter of 2005. As part of the agreement, no dividends were required to be paid for the second quarter of 2005. Thus, the preferred dividends for the six months ended June 30, 2005, amounted to $599,000.

We had also issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which was subsequently adjusted to $4.20 due to dilutive stock option transactions. On March 6, 2006, we issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants. We received no cash proceeds from this transaction.

Convertible Debentures

In November 2005, we completed an offer to exchange our outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity on January 3, 2006. The terms of the existing debentures and the new debentures are substantially the same, except that the maturity of the new debentures is July 1, 2008, instead of January 1, 2006, and the new debentures cannot be redeemed at our election. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all of our other indebtedness. In February 2006, $50,000 of face value of the new debentures was converted into 2,272 shares of common stock. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,207,955 shares of common stock.

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

The following table shows the changes in buildings from December 31, 2004, through June 30, 2006, including those transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182
-			-		-	-	-
June 30, 2005		6	161		167	15	182
Regent Court of Kent - disposition	Jul-05	-	-		-	(1)	(1)
Hunter's Glen - Missoula	Sep-05	-	1		1	-	1
September 30, 2005		6	162		168	14	182
Arkansas Transaction	Dec-05	3	-		3	-	3
Concorde - disposition	Dec-05	-	(1)	[2]	(1)	-	(1)
December 31, 2005		9	161		170	14	184
Isle at Emerald Court	Jan-06	-	-		-	1	1
Park Lane - disposition	Jan-06	-	-		-	(1)	(1)
La Villita - disposition	Mar-06	-	-		-	(1)	(1)
March 31, 2006		9	161		170	13	183
Emerald Estates - disposition	Apr-06	-	-		-	(1)	(1)
June 30, 2006		9	161		170	12	182

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

					Period-to-Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Six Months
	Three Months ended		Six Months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2006	2005	2006	2005	2006-2005	2006-2005

Revenues:	100.0%	100.0%	100.0%	100.0%	7.7%	7.2%
Expenses:
Community operations*	65.3	64.3	65.5	64.0	(9.2)	(9.5)
Texas lawsuit settlement	-	-	(6.0)	-	N/A
General and administrative	8.4	8.2	8.5	8.0	(11.0)	(14.9)
Depreciation and amortization	11.8	12.0	11.9	11.9	(6.4)	(7.0)
Facility lease expense	10.7	10.8	10.8	10.5	(6.8)	(9.4)
Total operating expenses	96.2	95.3	90.7	94.4	(8.8)	(2.9)
Operating income from continuing operations	3.8	4.7	9.3	5.6	(13.5)	79.8
Other income (expense)
Interest income	0.7	0.2	0.8	0.2	232.2	256.0
Interest expense	(12.0)	(12.7)	(11.9)	(12.8)	(1.8)	0.7
Gain on sale of investment in Alterra Healthcare Corporation	-	22.2	-	11.2	(100.0)	(100.0)
Equity losses in unconsolidated joint ventures	(0.4)	-	(0.2)	-	N/A	N/A
Other, net	0.5	0.6	0.6	0.7	(8.0)	(15.5)
Net other income (expense)	(11.2)	10.3	(10.7)	(0.7)	(217.7)	(1,632.7)
Income (loss) from continuing operations
before income taxes	(7.4)	15.0	(1.4)	4.9	(153.2)	(131.5)
Provision for income taxes	0.1	(1.0)	-	(0.6)	N/A	N/A
Income (loss) from continuing operations	(7.3)	14.0	(1.4)	4.3	(156.3)	(134.5)
Loss from discontinued operations (net of tax)	-	(4.3)	-	(1.5)	99.2	98.5
Net income (loss)	(7.3%)	9.7%	(1.4%)	2.8%	(181.4)	(154.3%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended June 30, 2006 and 2005

Total Operating Revenues:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$101,571	$94,030	$7,541	8.0%
Other service fees	1,618	1,772	(154)	(8.7%)
Total community revenues	103,189	95,802	7,387	7.7%
Management fees	484	462	22	4.8%
Total operating revenues	$103,673	$96,264	$7,409	7.7%

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,083	$2,928	$155	5.3%

Average occupancy rate	84.6%	84.4%		.2	ppt*

* percentage points

Of the increase in community revenue and other service fees of $7.4 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, the acquisition of four additional communities since July 1, 2005, accounted for approximately $2.0 million. The increase in existing communities of $5.4 million was primarily due to increases in the average monthly revenue per unit, which accounted for approximately $5.6 million of the increase, partially offset by a reduction in revenues of $238,000 from the temporary closure of our Biloxi community due to hurricane damage.

While our occupancy rate grew more slowly than budgeted, we have experienced more recent growth in our occupancy rate from 85.0% on March 31, 2006, to 85.9% on June 30, 2006, the last day of each fiscal quarter. We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

Community Operations:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$67,662	$61,942	$5,720	9.2%
As a percent of revenue	65.3%	64.3%		1.0	ppt

Approximately $1.4 million of the increase in community operating expense of $5.7 million was from the addition of four new communities. Of the remaining increase of $4.3 million approximately $3.5 million was primarily due to increases in labor-related costs, $2.0 million from increases in various operating costs,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

primarily utilities, facility repairs and maintenance costs, marketing expenses, and property taxes, as well as an accrual of $500,000 related to the Texas Medicaid dispute as discussed under “Legal Proceedings,”offset by a decrease in professional liability insurance costs of $1.7 million.

General and Administrative:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$8,721	$7,857	$864	11.0%
As a percent of revenue	8.4%	8.2%		.2	ppt

The increase in G&A expenses of $864,000 was primarily related to staffing costs for regional and corporate overhead positions of approximately $244,000, non-cash stock option compensation expenses of $87,000, approximately $246,000 in other employee benefit and recruiting expenses, and legal fees of $613,000, primarily as a result of the Texas Medicaid dispute as discussed under “Legal Proceedings.” In addition, our accounting and consulting fees decreased by $435,000, primarily from direct project costs in 2005 related to initial compliance work for internal control requirements under the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$12,251	$11,513	$738	6.4%
As a percent of revenue	11.8%	12.0%		(.2)	ppt

The increase is primarily the result of the depreciation and amortization related to the December 2005 acquisition of three Arkansas communities and leasehold improvement depreciation from capital expenditures to improve our properties.

Facility Lease Expense:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$11,092	$10,388	$704	6.8%
As a percent of revenue	10.7%	10.8%		(.1)	ppt

The increase in facility lease expense of $704,000 was partially due to the operating lease of one new community discussed under Emeritrust Lease, which accounted for approximately $220,000 of the increase. The remaining increase of $484,000 was primarily attributable to annual lease inflators and increases in the LIBOR rate from existing operating leases (see Item 3 - Market Risk).  We leased 77 and 76 communities under operating leases as of June 30, 2006 and 2005, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Interest Income:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$681	$205	$476	232.2%
As a percent of revenue	0.7%	0.2%		.5	ppt

The increase in interest income of $476,000 was primarily attributable to interest earned on investments of cash that was received in the sale of our ownership interest in Alterra and interest income earned on restricted deposits.

Interest Expense:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$12,475	$12,250	$225	1.8%
As a percent of revenue	12.0%	12.7%		(0.7)	ppt

The increase in interest expense of $225,000 for the second quarter of 2006 as compared to the comparable period in 2005 is primarily due to an increase in interest expense of $294,000 from three new Arkansas communities acquired in December 2005 and interest expense of $270,000 on the new $10.8 million loan related to our Series B Stock conversion in June 2005, offset by a decline in interest expense from the pay down of principal balances over the past year.

Other, net:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$562	$611	$(49)	(8.0%)
As a percent of revenue	0.5%	0.6%		(.1)	ppt

Other, net primarily reflects the amortization of deferred gains of $554,000 for both periods presented.

Income taxes:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(100)	$974	$(1,074)	(110.3%)
As a percent of revenue	(0.1%)	1.0%		(1.1)	ppt

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The provision for income taxes for the quarter ended June 30, 2006, includes a tax benefit of $110,000 for the proportionate share of the estimated tax refund, exclusive of the tax benefit related to employee stock option exercises, from the expected carry back of tax losses for 2006 to offset taxable income in 2005, and an accrual for estimated state income and franchise tax liabilities. No benefit has been recognized for the Company’s expected 2006 operating loss or net deferred tax assets at the beginning of the year, beyond the carryback amount, as management does not believe it is more likely than not that the deferred tax assets will be realized.  The provision for income taxes for the quarter ended June 30, 2005, is principally due to Federal and state income tax liabilities on taxable income from the gain on sale of our Alterra investment.

Net Income (Loss) and Property-Related Expense:

In comparing the net income (loss) for the three months ended June 30, 2006 and 2005, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$12,251	$11,513	$738	6.4%
Facility lease expense	11,092	10,388	704	6.8%
Interest expense	12,475	12,250	225	1.8%
Total property-related expense	$35,818	$34,151	$1,667	4.9%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$9,727	$9,786	$(59)	(0.6%)
Interest expense	10,359	10,650	(291)	(2.7%)
Straight-line lease expense	264	278	(14)	(5.0%)
Operating lease expense	10,828	10,110	718	7.1%
Total property-related lease expense	31,178	30,824	354	1.1%
Actual lease payments	(25,847)	(24,393)	(1,454)	6.0%
Expense in excess of lease payments	$5,331	$6,431	$(1,100)	(17.1%)

Our property-related expense associated with our leases exceeded our actual lease payments by $5.3 million and $6.4 million for the three months ended June 30, 2006 and 2005, respectively. While the impact of lease accounting declined by $1.1 million in the current year quarter from the comparable quarter last year due to the normal reversal of the timing differences, the total impact in both periods is significant to our overall operating results. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income (Loss) from Discontinued Operations:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Income (loss) from discontinued operations,
net of tax benefit	$(34)	$(4,111)	$4,077	(99.2%)
As a percent of revenue	-	4.3%		(4.3)	ppt

The loss from discontinued operations for the three months ended June 30, 2005, reflects an impairment loss of approximately $4.0 million from the sale of a facility in Nevada.

Preferred dividends:

	Three Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Preferred dividends	$-	$(358)	$358	(100.0%)
As a percent of revenue	-	(0.4%)		0.4	ppt

Preferred dividends: The preferred dividends in 2005, were negative because the Series B Stock was converted to common stock on June 30, 2005, and the excess accrued dividends due to straight-line accounting treatment of scheduled dividend rate increases were reversed upon conversion of the Series B Stock.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the six months ended June 30, 2006 and 2005

Total Operating Revenues:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$200,466	$186,517	$13,949	7.5%
Other service fees	3,332	3,480	(148)	(4.3%)
Total community revenues	203,798	189,997	13,801	7.3%
Management fees	941	1,060	(119)	(11.2%)
Total operating revenues	$204,739	$191,057	$13,682	7.2%

Of the increase in community revenue and other service fees of $13.8 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, the acquisition of seven additional communities since December 31, 2004, accounted for approximately $6.1 million. The increase in existing communities of $7.7 million was primarily due to increases in the average monthly revenue per unit, which accounted for approximately $10.6 million, partially offset by a decrease in the average occupancy rate, which resulted in a reduction of revenues from the comparable quarters of 2005 of approximately $2.1 million and the remaining reduction of $750,000 from the temporary closure of our Biloxi community due to hurricane damage.

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,065	$2,915	$150	5.1%

Average occupancy rate	84.2%	84.7%		(.5)	ppt

While our occupancy rate declined from the comparable prior period, we have experienced a more recent growth in our occupancy rate from 84.2% on December 31, 2005, to 85.9% on June 30, 2006, the last day of each fiscal quarter. We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

The decrease in management fee income of approximately $119,000 for the first two quarters of 2006 as compared to 2005 was primarily due to the reduction in management contracts since December 31, 2004.

Community Operations:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$134,029	$122,347	$11,682	9.5%
As a percent of revenue	65.5%	64.0%		1.5	ppt

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount less than the original accrual for the action, which is shown as a separate line item on the condensed consolidated statement of operations and is further discussed under “Legal Proceedings.” Excluding this adjustment, community operations expense increased $11.7 million, or 9.5%. Approximately $4.1 million of this increase was from the addition of seven new communities. Of the remaining increase of $7.6 million in community operations expense approximately $5.7 million was increased staffing costs and approximately $1.7 million was due to increases in utilities and repairs and maintenance. The remaining difference was due to a decrease in professional liability insurance costs of approximately $1.7 million and increases of $1.4 million in various other operating costs, primarily marketing and property taxes, as well as an accrual of $500,000 related to the Texas Medicaid dispute as discussed under “Legal Proceedings.”

General and Administrative:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$17,452	$15,190	$2,262	14.9%
As a percent of revenue	8.5%	8.0%		.5	ppt

The increase in G&A expenses of $2.3 million was primarily related to staffing costs for regional and corporate overhead positions of approximately $639,000, non-cash stock option compensation expenses of $222,000, approximately $396,000 in other employee benefit and recruiting expenses, and legal fees of $804,000, primarily as a result of the Texas Medicaid dispute as discussed under “Legal Proceedings.” In addition, our accounting and consulting fees increased by $128,000.

Depreciation and Amortization:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$24,401	$22,800	$1,601	7.0%
As a percent of revenue	11.9%	11.9%		.0	ppt

The increase is primarily the result of the depreciation and amortization related to the December 2005 acquisition of three Arkansas communities, the acquisition of two communities under capital leases in March 2005, and leasehold improvement depreciation from capital expenditures to improve our properties.

Facility Lease Expense:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$22,010	$20,124	$1,886	9.4%
As a percent of revenue	10.8%	10.5%		.3	ppt

The increase in facility lease expense of $1.9 million was primarily due to the operating lease of two new communities discussed under Emeritrust Lease, which accounted for approximately $1.0 million of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

increase. The remaining increase of $886,000 was primarily attributable to annual lease inflators and increases in the LIBOR rate from existing operating leases (see Item 3 - Market Risk).  We leased 77 and 76 communities under operating leases as of June 30, 2006 and 2005, respectively.

Interest Income:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$1,552	$436	$1,116	256.0%
As a percent of revenue	0.8%	0.2%		.6	ppt

The increase in interest income of $1.1 million was primarily attributable to interest earned on investments of cash that was received in the sale of our ownership interest in Alterra and interest income earned on restricted deposits.

Interest Expense:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$24,206	$24,368	$(162)	(0.7%)
As a percent of revenue	11.9%	12.8%		(0.9)	ppt

The decrease in interest expense of $162,000 for the first two quarters of 2006 as compared to the comparable period in 2005 was primarily due to the reduction of the interest accrual of $766,000 previously recorded for the settlement of a lawsuit as described under “Legal Proceedings.” Interest expense increased by $604,000 after adjusting for the settlement impact noted above. This increase is primarily due to an increase in interest expense from three new Arkansas communities acquired in December 2005, two new communities under capital leases acquired in March 2005, the new $10.8 million loan related to our Series B Stock conversion in June 2005, offset by a decline in interest expense from the pay down of principal balances over the past year. Excluding the reduction in the interest accrual related to the lawsuit settlement, interest expense was 12.2% of total operating revenues for the six months ended June 30, 2006.

Other, net:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$1,158	$1,371	$(213)	(15.5%)
As a percent of revenue	0.6%	0.7%		(.1)	ppt

The amortization of deferred gains of approximately $1.1 million is reflected in Other, net for both periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income taxes:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(90)	$1,089	$(1,179)	(108.3%)
As a percent of revenue	-	0.6%		(0.6)	ppt

The provision for income taxes for the two quarters ended June 30, 2006, includes a tax benefit of $110,000 for the proportionate share of the estimated tax refund, exclusive of the tax benefit related to employee exercises of stock options, from the expected carry back of 2006 tax losses to offset taxable income in 2005, and an accrual for estimated state income and franchise tax liabilities.  No benefit has been recognized for the Company’s expected 2006 operating loss or net deferred tax assets at the beginning of the year, beyond the carryback amount, as management does not believe it is more likely than not that the deferred tax assets will be realized. The provision for income taxes for the two quarters ended June 30, 2005, is principally due to Federal and state income tax liabilities on taxable income from the gain on sale of our Alterra investment.

Net Income (Loss) and Property-Related Expense:

In comparing the net income (loss) for the six months ended June 30, 2006 and 2005, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$24,401	$22,800	$1,601	7.0%
Facility lease expense	22,010	20,124	1,886	9.4%
Interest expense	24,206	24,368	(162)	(0.7%)
Total property-related expense	$70,617	$67,292	$3,325	4.9%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$19,426	$19,404	$22	0.1%
Interest expense	20,759	21,093	(334)	(1.6%)
Straight-line lease expense	512	394	118	29.9%
Operating lease expense	21,498	19,730	1,768	9.0%
Total property-related lease expense	62,195	60,621	1,574	2.6%
Actual lease payments	(51,334)	(48,058)	(3,276)	6.8%
Expense in excess of lease payments	$10,861	$12,563	$(1,702)	(13.5%)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Our property-related expense associated with our leases exceeded our actual lease payments by $10.9 million and $12.6 million for the six months ended June 30, 2006 and 2005, respectively. While the impact of lease accounting declined by $1.7 million in the first two quarters of the current year from the comparable quarters last year due to the normal reversal of the timing differences, the total impact in both periods is significant to our overall operating results. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

Income (Loss) from Discontinued Operations:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Income (loss) from discontinued operations,
net of tax benefit	$(44)	$(2,920)	$2,876	(98.5%)
As a percent of revenue	-	1.5%		(1.5)	ppt

The loss from discontinued operations for the six months ended June 30, 2005, reflects an impairment loss of approximately $4.0 million from the sale of a facility in Nevada, partially offset by a gain of approximately $1.3 million from the sale of a facility in Washington.

Preferred dividends:

	Six Months ended June 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Preferred dividends	$-	$599	$(599)	(100.0%)
As a percent of revenue	-	0.3%		(0.3)	ppt

Preferred dividends: For the six months ended June 30, 2005, preferred dividends totaled $599,000. The Series B Stock was converted to common stock on June 30, 2005. The preferred dividends of $957,000 in the first quarter of 2005 were offset by the reversal of $358,000 in excess accrued dividends from the straight-line accounting treatment of scheduled dividend rate increases.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Of our 170 communities, we have operated 162 communities continuously since January 1, 2005, and define these as "Same Communities." Since our Biloxi community suffered significant damage from Katrina and was out of operation for approximately nine months, we have excluded it from this comparison. In addition, the analysis below excludes any effect of the $1.7 million adjustment to our professional and general liability insurance accrual and general and administrative expenses. The following table sets forth a comparison of same community results of operations for the three months ended June 30, 2006 and 2005.

	Three Months ended June 30,
	(In thousands)
			$ Δ	% Δ
	2006	2005	Fav / (Unfav)	Fav / (Unfav)
Revenue	$98,516	$93,085	$5,431	5.8%
Community operations *	(65,347)	(60,073)	(5,274)	(8.8)
Community operating income	33,169	33,012	157	0.5
Depreciation & amortization	(11,484)	(11,101)	(383)	(3.5)
Facility lease expense	(9,903)	(9,437)	(466)	(4.9)
Operating income	11,782	12,474	(692)	(5.5)
Interest expense, net	(11,094)	(11,369)	275	2.4
Operating income after interest expense	$688	$1,105	$(417)	(37.7%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

These 162 communities represented $98.5 million or 95.0% of our total revenue of $103.7 million for the second quarter of 2006. The increase in same community revenues of $5.4 million was primarily due to improvements in average revenue per occupied unit, which accounted for the majority of the increase in revenue. The minor increase in occupancy had a negligible effect.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:
	Three Months ended June 30,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,094	$2,924	$170	5.8%

Average occupancy rate	84.5%	84.3%		.2	ppt

While the average occupancy increased slightly, we experienced a recent increase in our occupancy rate from 84.9% on March 31, 2006, to 85.8% on June 30, 2006, the last day of each fiscal quarter.

Community operating expenses increased approximately $5.3 million primarily from increased costs for direct care labor and related employee taxes and benefits of $3.1 million. The increase also reflects increased utilities of $481,000 and facility maintenance cost increases of $460,000. The remaining increase of approximately $1.3 million is primarily comprised of other general operating expenses of the communities, including insurance, marketing, supplies, legal fees, property taxes, food costs, telephone, and similar community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) increased by approximately $574,000, which primarily reflects the effect of annual lease

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

inflators and increases in the LIBOR rate from existing operating leases (see Item 3 - Market Risk) resulting in increases in rent and an increase in depreciation from increased capital expenditures to improve our properties, offset by an increase in interest income on restricted deposits, and a decrease in interest expenses due to the pay down of principal balances.

Operating income after interest expense decreased $417,000 from the comparable period of 2005 as a result of the changes discussed above. We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

Liquidity and Capital Resources

For the six months ended June 30, 2006, net cash used in operating activities was $4.0 million. The primary components of cash used in operating activities for this period were a net change in operating assets and liabilities of $25.6 million, amortization of deferred gain of $1.1 million, and $2.9 million of net loss from operations, partially offset by $24.4 million of depreciation and amortization. The $25.6 million use of cash related to operating assets and liabilities is primarily comprised of those items detailed in the following table. For the six months ended June 30, 2005, net cash provided by operating activities was $8.6 million. The primary components of operating cash provided by operating activities for this period were depreciation and amortization of $22.8 million, $4.0 million from the impairment of long-lived asset, and $5.3 million of net income from operations, partially offset by the gain on sale of our investment in Alterra of $21.3 million, the net gain on sale of properties of $1.3 million, the amortization of deferred gain of $1.1 million, and the net change in operating assets and liabilities of $740,000.

Significant components of changes in operating assets and liabilities:
	Six Months Ended June 30,
	2006	2005

Reduction of Texas settlement liability accruals, including interest	$(12,973)	$-
Payment of Texas Settlement	(5,600)	-
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)	-
Payment of semi-annual debenture interest	(1,000)	(1,000)
Initial payment of annual insurance premiums	(6,785)	(5,371)
Tax benefit of stock compensation	(1,074)	-
Texas Medicaid accrual	500	-
All other activity, net	5,548	5,631
Net change in operating assets and liabilities	$(25,584)	$(740)

The Texas settlement impact of $18.6 million and the federal tax deposits of $4.2 million related to the Alterra transaction gain, partially offset by the Texas Medicaid accrual, a total of $22.3 million, are non-recurring items. The insurance payment difference between years is due to a change in payment arrangements and the variance will even out over the course of the year.

For the six months ended June 30, 2006, cash used in investing activities was $18.8 million. The activities that used cash include $10.8 million held in escrow for the Arbor Place acquisition, $6.4 million for the acquisition of property and equipment and $2.0 million in construction expenditures for leased property, partially offset by a net decrease in investment in affiliates. Net cash provided by investing activities amounted to $18.4 million for the six months ended June 30, 2005, and was comprised primarily of proceeds from the sale of the Alterra investment of $25.0 million, partially offset by management and lease acquisition costs of approximately $1.5 million, and acquisitions of various property and equipment of approximately $5.1 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

For the six months ended June 30, 2006, cash used in financing activities was $3.6 million. Activities resulting in a net cash decrease include $9.1 million for repayment of capital lease and financing obligations, $6.4 million for repayment of borrowings, and $1.2 million for the increase in restricted deposits, partially offset by proceeds from the Arbor Place debt of $8.0 million, proceeds from the issuance of common stock of approximately $3.8 million, and approximately $1.1 million from the tax benefit of stock compensation. For the six months ended June 30, 2005, net cash used in financing activities was $10.3 million, consisting primarily of $545,000 net repayment of long-term borrowings, repayment of capital lease and financing obligations of $7.7 million and restricted deposits of $1.7 million. We borrowed $32.2 million to refinance debt of $21.4 million and pay accumulated preferred dividends of $10.8 million during the six months ended June 30, 2005.

As of June 30, 2006, we had a working capital deficit of $28.5 million. We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $16.8 million of deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for debt maturities of $81.2 million scheduled to be due in 2008.

We have incurred significant losses since our inception and have an accumulated deficit of $195.3 million as of June 30, 2006. We believe these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense, a non-cash charge, primarily from multiple capital and financing leases.

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. We appealed the verdict and posted a deposit of $1.7 million in order to stay the proceedings. In March 2006, we settled the case for $5.6 million and the deposit was refunded to us, with interest, in April 2006. In the fourth quarter of 2004, we recorded an additional liability accrual of $18.7 million and accrued $766,000 of interest on the judgment in 2005. In the first two quarters of 2006, we reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million.

We refinanced substantially all of our debt obligations, extending the maturities of such financings to dates beyond July 2007, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect the majority of our properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At June 30, 2006, we were in violation of one or more covenants in certain of the leases, but obtained waivers from the owners that expire on July 1, 2007.

Based on our current operating initiatives and our current cash position, management believes that we will be able to generate positive operating cash flow, or will have adequate cash reserves, or the ability to obtain adequate financing to cover any potential operating shortfalls and necessary investing and financing activities, including required debt service and capital expenditures for at lease the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at June 30, 2006, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$88,194	$3,742	$56,024	$3,010	$25,418
Capital lease and financing obligations, including current portion	618,106	20,620	51,352	66,191	479,943
Operating leases	319,141	41,023	83,341	82,744	112,033
Convertible debentures	26,575	-	26,575	-	-
	$1,052,016	$65,385	$217,292	$151,945	$617,394

The following table summarizes interest on our contractual obligations at June 30, 2006, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$21,657	$6,977	$8,338	$3,801	$2,541
Capital lease and financing obligations	344,943	40,672	76,959	69,538	157,774
Convertible debentures	4,152	1,661	2,491	-	-
	$370,752	$49,310	$87,788	$73,339	$160,315

Impact of Inflation

To date, inflation has not had a significant impact on us except for recent increases in utility costs, which increased approximately 12.6% per occupied unit for the six months ended June 30, 2006, as compared to the comparable period of the prior year. However, inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for a resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. To the extent we rely upon governmental reimbursement programs, we have a limited ability to increase rates. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At June 30, 2006, we had no variable rate borrowings. However, we do have certain operating lease obligations based on LIBOR, with a LIBOR cap of approximately 5.3%. As of June 30, 2006, the LIBOR rate was 5.3% and we currently have no variable rate exposure for additional lease expense. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2006. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. The verdict was in connection with an action that alleged negligence brought by the relatives of a resident at one of our assisted living facilities. We appealed the verdict and posted $1.7 million in order to stay the proceedings while the appellate process ran its course, or until the case was otherwise resolved. We recorded an additional liability accrual of $18.7 million in the fourth quarter of 2004 and accrued interest of $766,000 on the unpaid judgment at the rate of 5% per annum during 2005. In March 2006, we settled the action for $5.6 million. In the first two quarters of 2006, we reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million. The deposit with the court, including interest, was refunded in April 2006.

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

In March 2006, we received a request for documents from the Office of the Attorney General of Texas, in connection with its inquiry into compliance with certain Medicaid regulations at six of our communities in Texas that participate in the Community Based Alternative program of the Texas Department of Aging and Disability.  Participation in the program requires eligible rooms to have an area equipped with a sink, refrigerator, cooking appliance, adequate space for food preparation, and storage space for utensils and supplies.  An audit by the department revealed that some of the rooms used for residents in the program did not have some or all of those items.  We addressed the State's concerns raised in the audits and all rooms were equipped with the above regulatory requirements as of April 10, 2006, at a cost of approximately $618,000.

We began settlement discussions with the attorney general's office in late May 2006 to resolve the matter.  Initially, the attorney general’s office sought $6.6 million, which equates to three times the total amount of all payments made to us by the State of Texas since the inception of our Medicaid contract, plus interest and attorney fees.  We responded in July 2006, advising the attorney general’s office that all the services for which Medicaid could, and did, lawfully pay were provided to the program residents despite the absence of some of the kitchen items.  Accordingly, recovery of the total of all payments to us was unjustified.  The letter advised the attorney general's office that the absence of the required items during the period of non-compliance was valued at $176,000.  In August 2006, we offered to settle the matter for $500,000. The discussions are continuing.

While we believe we have incurred a liability in this matter, the range of possible outcomes is wide and the ultimate resolution is not readily determinable.  Accordingly, we have recorded a liability in the amount of $500,000 as of June 30, 2006, as our best estimate of the ultimate outcome.  We will assess our liability as discussions continue and will make adjustments, if any, to our recorded liability as more information becomes available to us.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on June 14, 2006.

(b)	All director nominees listed in the proxy statement were elected at the meeting.

Nominees for Election

Class I Directors (terms to expire in 2009)

Robert E. Marks
David W. Niemiec

Continuing Directors

Class II Directors (terms to expire 2007)

Stanley L. Baty
Raymond R. Brandstrom
T. Michael Young

Class III Directors (terms to expire in 2008)

Daniel R. Baty
Bruce L. Busby
Charles P. Durkin, Jr.

(c ) The following matters voted upon at the meeting received the number of votes set forth below:

•	Election of Directors
•	Ratification of Independent Public Accountants
•	A proposal to adopt the Emeritus 2006 Equity Incentive Plan.

Election of Directors:
			Abstain or
Name	For	Against	Broker Non-vote
Robert E. Marks	17,292,766	-	6,174
David W. Niemiec	17,216,403	-	82,537

Ratification of Independent Public Accountants:

For	Against	Abstain	Broker Non-vote
17,289,624	7,921	1,395	591,594

Approval of the Emeritus 2006 Equity Incentive Plan:

For	Against	Abstain	Other Non-vote
13,867,154	1,255,716	12,696	2,754,968

(d) Not applicable.

Item 6. Exhibits

			Footnote
Number	Description		Number
10.87	Arbor Place Acquisition on July 1, 2006 of one 100 unit community
	10.87.1	LOAN AGREEMENT between ESC ARBOR PLACE, LLC, a Washington limited liability company and GENERAL
		ELECTRIC CAPITAL CORPORATION and THE OTHER FINANCIAL INSTITUTIONS WHO ARE OR HEREAFTER
		BECOME PARTIES TO THIS AGREEMENT Dated as of June 30, 2006	(2)

10.9	2006 Equity Incentive Plan		(1)

31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated August 9, 2006.	(2)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated August 9, 2006.	(2)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated August 9, 2006.	(2)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated August 9, 2006.	(2)

Footnotes:

(1)	Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form
DEF 14A on May 1, 2006.
(2)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary