Form 10-Q
period 2006-09-20
EMERITUS CORP\WA\
filed 2006-11-09
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 18,076,403 shares of the Registrant's Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	September 30,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$24,208	$56,413
Short-term investments	1,705	1,885
Trade accounts receivable, net of allowance of $758 and $744	5,034	4,604
Other receivables	2,802	2,297
Tax and maintenance escrows	7,308	6,579
Prepaid workers' compensation	9,315	7,542
Other prepaid expenses	8,037	6,791
Total current assets	58,409	86,111
Property and equipment, net of accumulated depreciation of $142,970 and $109,035	607,790	619,146
Property held for development	428	402
Notes receivable and investments in affiliates	3,631	3,709
Restricted deposits	12,300	9,660
Lease and contract acquisition costs, net of amortization of $13,114 and $10,487	26,940	27,167
Other assets, net	3,809	1,575
Total assets	$713,307	$747,770

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$2,858	$2,825
Current portion of capital lease and financing obligations	21,429	19,028
Current portion of convertible debentures	-	5,375
Trade accounts payable	5,378	7,070
Accrued employee compensation and benefits	16,286	17,372
Accrued interest	976	2,355
Accrued real estate taxes	7,323	6,478
Accrued professional and general liability	11,900	27,994
Accrued income taxes	264	4,649
Other accrued expenses	10,604	7,280
Deferred revenue	9,266	8,143
Unearned rental income	6,468	6,350
Total current liabilities	92,752	114,919
Long-term debt, less current portion	83,963	77,650
Capital lease and financing obligations, less current portion	591,850	607,677
Convertible debentures, less current portion	26,575	26,625
Deferred gain on sale of communities	24,348	26,009
Deferred rent	6,206	5,496
Other long-term liabilities	2,249	2,467
Total liabilities	827,943	860,843
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
18,063,678 and 16,486,944 shares at September 30, 2006, and December 31, 2005, respectively	2	2
Additional paid-in capital	87,080	79,321
Accumulated deficit	(201,718)	(192,396)
Total shareholders' deficit	(114,636)	(113,073)
Total liabilities and shareholders' deficit	$713,307	$747,770

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Revenues:
Community revenue	$105,394	$95,357	$305,860	$281,873
Other service fees	1,537	1,698	4,869	5,178
Management fees	380	455	1,321	1,517
Total operating revenues	107,311	97,510	312,050	288,568

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	69,763	68,539	203,792	190,887
Texas lawsuit settlement	-	-	(12,207)	-
General and administrative	10,380	8,250	27,832	23,440
Depreciation and amortization	12,820	11,627	37,221	34,427
Facility lease expense	11,254	10,534	33,264	30,658
Total operating expenses	104,217	98,950	289,902	279,412
Operating income (loss) from continuing operations	3,094	(1,440)	22,148	9,156

Other income (expense):
Interest income	759	448	2,311	883
Interest expense	(12,581)	(13,049)	(36,787)	(37,417)
Gain on sale of investment in Alterra Healthcare Corporation	-	-	-	21,323
Equity earnings (losses) in unconsolidated joint ventures	(138)	2,328	(630)	2,277
Other, net	561	594	1,719	1,986
Net other expense	(11,399)	(9,679)	(33,387)	(10,948)

Loss from continuing operations before income taxes	(8,305)	(11,119)	(11,239)	(1,792)
Provision for income taxes	1,877	(122)	1,967	(1,211)
Loss from continuing operations	(6,428)	(11,241)	(9,272)	(3,003)
Loss from discontinued operations (net of tax)	(6)	(328)	(50)	(3,248)
Net loss	(6,434)	(11,569)	(9,322)	(6,251)
Preferred stock dividends	-	-	-	(599)
Net loss to common shareholders	$(6,434)	$(11,569)	$(9,322)	$(6,850)

Basic and diluted loss per common share:
Continuing operations	$(0.36)	$(0.69)	$(0.53)	$(0.28)
Discontinued operations	-	(0.02)	-	(0.26)
	$(0.36)	$(0.71)	$(0.53)	$(0.54)

Weighted average common shares outstanding - basic and diluted :	18,024	16,271	17,664	12,690

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,322)	$(6,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,221	34,427
Amortization of deferred gain	(1,661)	(1,661)
Gain on sale of properties, net	-	(1,321)
Gain on sale of investment	-	(21,323)
Impairment of long-lived asset	-	4,262
Amortization of loan fees	191	316
Preferred stock conversion costs	-	265
Equity investment (gains) losses	630	(2,277)
Stock option compensation	2,205	-
Other	611	718
Changes in operating assets and liabilities, net of acquisitions	(26,222)	5,602
Net cash provided by operating activities	3,653	12,757

Cash flows from investing activities:
Acquisition of property and equipment	(19,186)	(5,595)
Acquisition of assets in lease transactions	-	(406)
Construction expenditures - leased properties	(3,068)	(1,263)
Lease and contract acquisition costs	(2,801)	(1,830)
Payments from (advances to) affiliates and other managed communities	402	(106)
Proceeds from the sale of investment in Alterra, net	-	24,979
Investment in affiliates	(590)	1,293
Collection of notes receivable	39	-
Net cash provided by (used in) investing activities	(25,204)	17,072

Cash flows from financing activities:
Proceeds from sale of stock	4,179	583
Increase in restricted deposits	(2,640)	(1,982)
Debt issue and other financing costs	(274)	(795)
Proceeds from long-term borrowings and financings	8,586	32,226
Repayment of debenture	(5,375)	-
Repayment of long-term borrowings	(2,551)	(22,574)
Repayment of capital lease and financing obligations	(13,904)	(11,732)
Tax benefit of stock compensation	1,325	-
Payment of preferred dividend	-	(10,772)
Net cash used in financing activities	(10,654)	(15,046)
Net increase (decrease) in cash and cash equivalents	(32,205)	14,783
Cash and cash equivalents at the beginning of the period	56,413	10,748
Cash and cash equivalents at the end of the period	$24,208	$25,531

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$38,166	$37,600
Non-cash financing and investing activities:
Accrued and in-kind preferred stock dividends	$-	$599
Debt issued for acquisition of property and equipment	$-	$1,417
Capital lease and financing obligations	$787	$15,234
Note retirement	$-	$630
Conversion of convertible debentures	$50	$-
Deferred lease acquisition cost	$179	$-
Reduction in property held for sale and related deposit	$-	$7,891

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Definitions

Throughout Notes to Unaudited Condensed Consolidated Financial Statements certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" means real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"JEA" refers to JEA Senior Living, a non-affiliate.
9.	"Fortress" refers to Fortress Investment Group LLC, a New York based private equity fund.
10.	"LLC" refers to a limited liability company.
11.	"NW" refers to NW Select LLC, an entity controlled by Mr. Baty.
12.	"CPM" refers to Columbia Pacific Management, a group of entities controlled by Mr. Baty.
13.	“SHP” refers to Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company.
14.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
15.	"Series B Stock" refers to Series B Convertible Preferred Stock.
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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the Company’s 2005 Form 10-K filed March 16, 2006.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company's management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position as of September 30, 2006, and the results of operations, and cash flows of Emeritus for the three and nine month periods ended September 30, 2006 and 2005. The results of operations for the period ended September 30, 2006, are not necessarily indicative of the operating

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2005 audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s 2005 Form 10-K filed March 16, 2006. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

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

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESP Plan. In accordance with the adoption of SFAS No. 123R, the Company recorded stock-based compensation expense for the cost of stock options and shares issued under the ESP Plan of approximately $2.0 million and $2.2 million for the three months and nine months ended September 30, 2006, respectively. For the three months and nine months ended September 30, 2005, the Company disclosed pro forma net loss and net loss per share as if compensation cost had been determined consistent with SFAS No. 123R.

With the adoption of SFAS No. 123R, the Company has recorded an expense for the unvested portion of awards granted before the adoption of SFAS No. 123R, options granted during the current year and for shares issued under the ESP Plan during the current year.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table details the effect on net loss and loss per share had stock-based compensation expense been recorded in both the three and nine month periods ended September 30, 2006 and 2005, under SFAS No. 123R. The pro forma net loss and loss per share for the three months and nine months ended September 30, 2006, are the same since stock-based compensation is calculated under the provisions of SFAS No. 123R.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data )
Net loss to common shareholders
As reported	$(6,434)	$(11,569)	$(9,322)	$(6,850)
Add: Stock-based employee compensation expense
included in reported net loss	1,984	-	2,205	-
Deduct: Stock-based employee compensation
determined under fair value based method for all awards	(1,984)	(367)	(2,205)	(799)
Pro forma	$(6,434)	$(11,936)	$(9,322)	$(7,649)

Net loss per common share - basic and diluted:
As reported	$(0.36)	$(0.71)	$(0.53)	$(0.54)

Pro forma	$(0.36)	$(0.73)	$(0.53)	$(0.60)

In the first nine months of 2006, the adoption of SFAS No. 123R caused net loss to increase by $2.2 million and basic and diluted loss per share to increase by $.12 per share.

SFAS No. 123R requires that stock-based compensation be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the “vesting period”). The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one to three year period. Any unexercised options expire between seven and ten years. The fair value of each grant is estimated as a single award and amortized into compensation expense over its vesting period. During the third quarter of 2006, the Company granted options to purchase 479,500 shares of common stock from the 2006 equity incentive plan.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006:

	2006
	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	1,349,381	$3.81
Granted	524,500	$18.81
Exercised	(257,869)	$3.26
Canceled	(9,333)	$7.09

Outstanding at September 30, 2006	1,606,679	$8.77	$16,128
Options exercisable at September 30, 2006	1,244,036	$5.82	$16,081
Weighted-average fair value of options granted in second quarter 2006	-	$11.67
Weighted-average fair value of options granted in third quarter 2006		$10.17

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The weighted average remaining contractual life was 6.3 years at September 30, 2006, for stock options outstanding and exercisable. The total intrinsic value for stock options outstanding and exercisable was $16.1 million and $17.4 million at September 30, 2006 and 2005, respectively. The total intrinsic value for stock options exercised was $1.1 million and $1.4 million for the third quarter of 2006 and 2005, respectively. The total intrinsic value for stock options exercised was $4.6 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. The weighted-average fair value for the stock options granted on June 14, 2006, was $11.67 and $10.17 for those granted July 25, 2006. As of September 30, 2006, there was $3.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average period of two years.

The amount of cash received from the exercise of stock options was $841,000 and $440,000 in the first nine months of 2006 and 2005, respectively.

The Company estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The fair value of the stock options granted was estimated using a risk free rate that is the five year U.S. Treasury yield in effect at the time of grant. The expected life of the stock options granted (five years) was estimated using the historical exercise behavior of option holders. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant. Under SFAS 123R, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which was estimated at 10 percent of the shares awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of options granted in the three months and nine months ended September 30, 2006 and 2005, were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Expected life from grant date (in years)	5	4	5	4
Weighted average risk-free interest rate	5.02%	3.96%	5.02% - 5.03%	3.74% - 3.96%
Weighted average volatility	58.00%	64.00%	58.0% - 59.4%	64.0% - 74.6%
Dividend yield	-	-	-	-
Weighted-average fair value of options	$ 10.17	$ 7.54	$ 10.30	$ 7.38

On June 14, 2006, at the annual shareholders’ meeting, the 2006 Equity Incentive Plan was approved. The 2006 Plan authorizes the issuance of up to 1,000,000 shares of common stock for employees, non-employee directors, consultants, advisors and independent contractors. The plan allows for the granting of various types of awards, one of which is stock options that generally vest up to a three year period. Unless the terms of option grants specifically provide otherwise, any unexercised options expire no later than ten years. On July 25, 2006, 479,500 stock options were granted under the 2006 Equity Incentive Plan, having terms of one third vesting immediately, and the remainder vesting over the next two years. These options will expire in seven years or on July 25, 2013. The Company has 169,000 shares of common stock authorized under the Amended and Restated Option Plan for Non Employee Directors that were available for issuance as of

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

September 30, 2006. Additional information about the Company’s stock plans is available in the Company’s 2005 Form 10-K and in its 2006 Definitive Proxy Statement Schedule 14A filed with the SEC on May 1, 2006.

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter. The Company issued 7,016 and 17,827 shares of Common Stock under the ESP Plan during the three and nine months ended September 30, 2006, respectively. The purchase price of the shares was $18.36, $15.94, and $16.15 for the first, second, and third quarter of 2006, respectively, which equals 85% of the market price on first or the last trading day of each quarter, whichever is less.

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during the quarter:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Expected life from grant date (in months)	3	3	3	3
Weighted average risk-free interest rate	4.91%	3.44%	3.91% - 4.91%	2.73% - 3.44%
Weighted average volatility	13.50%	15.10%	13.5% - 16.50%	15.1% - 19.20%

Emeritrust Transactions

Emeritrust Managed Communities. For the nine months ended September 30, 2006, the Company managed five communities, which are owned by Mr. Baty, for a management fee equal to 5% of gross revenues. The agreement has been extended for one year and expires on June 30, 2007. One of these communities was sold to an independent third party effective January 1, 2006, which the Company continued to manage until the new operator received licensure on March 20, 2006. Emeritus received management fees of approximately $119,000 and $129,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately $348,000 and $385,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

The initial cash lease payment for these two communities is approximately $2.5 million per year based on 8.6% of the REIT’s investment basis of $29.0 million, with annual escalators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The two communities are covered by separate leases that include a 15-year original term, with one 15-year renewal option, triple-net provisions, and certain financial and other covenants. The Company has the right of first refusal to purchase the entire 20-community portfolio and Mr. Baty is personally guaranteeing the Company’s obligations under the leases. Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and is responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. Under this arrangement, Mr. Baty paid the Company $145,000 and

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

$403,000 for the three and nine months ended September 30, 2006, respectively, and the Company paid Mr. Baty $78,000 and $514,000 for the three and nine months ended September 30, 2005, respectively.

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

Alterra Transactions

In October 2003, the Company acquired an interest in an LLC that acquired Alterra for $7.7 million cash. The members of the LLC consisted of an affiliate of Fortress, NW, and the Company, with original ownership interests of 50%, 25%, and 25%, respectively. In June 2005, Fortress purchased 50% of the interest of both NW and Emeritus for $50 million in cash, $25 million each to NW and Emeritus. The Company recorded a gain of $21.3 million in the condensed consolidated statement of operations in the second quarter ended June 30, 2005, as a result of this transaction. In November 2005, the Company sold its remaining interest in Alterra through the public offering of Brookdale Senior Living, Inc. (“Brookdale”) and recorded a gain of approximately $34.1 million in the fourth quarter of 2005. The Company has no further ownership interest in Brookdale or any of its subsidiaries.

CPM/JEA Transactions

On March 1, 2005, the Company entered into leases with a REIT covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had previously been managed by the Company. The leases expire March 31, 2019, with three 5-year renewal options. The initial year lease rate is 9% of the REIT’s investment of approximately $14.3 million, which results in initial annual rent of approximately $1.3 million, with fixed escalators of the lesser of four times the change in the consumer price index or 3%. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million.

In September 2006, the Company completed an early termination of its third party management agreement with JEA. This third party management agreement was entered into in April 2004 as part of the original

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

transaction and entitled JEA to a monthly management fee of 5% of the gross revenues of the nine communities and a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. Also as part of the original sales transaction in April 2004, JEA was entitled to an earn-out payment of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. As part of the early termination agreement, the Company and JEA agreed to a one-time payment of $594,000 in lieu of paying out the termination fee over ten years and agreed that the Company would pay the earn-out payment of $2.0 million. JEA will also forego the remaining six months of management fees. Over the term of the management agreement, the Company accrued approximately $444,000 of the management termination fee up to September 2006, the early termination date. The Company recorded an additional accrual of approximately $150,000 in the third quarter of 2006 to accrue for the full termination fee obligation of $594,000.

Arkansas Acquisition

On December 1, 2005, the Company acquired three communities located in Arkansas, with a capacity of 253 units, for approximately $17.8 million. The Company financed $15.9 million of the purchase price through a mortgage financing with GE Capital. The debt matures in December 2012, bears interest at 6.95% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. This loan agreement was modified in June 2006, to cross-collateralize this loan with the GE Capital loan as discussed under the Arbor Place Acquisition caption below.

Arbor Place Acquisition

Emeritus entered into a series of agreements to purchase a 100-unit assisted living community in Everett, Washington, for approximately $11.0 million in July 2006, from an entity in which Mr. Baty had a 50% financial interest and which the Company previously managed. The Company financed $8.0 million of the purchase price through a mortgage financing with GE Capital. The debt matures in June 2013, bears interest at 7.229% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. The loan is cross-collateralized with the GE Capital loan discussed under the Arkansas Acquisition caption above.

Senior Med Transaction

In January 2000, Emeritus acquired a 30% equity interest in SHP for an investment of approximately $2.2 million ($1.8 million initial investment plus $356,000 in subsequent contributions). The Company currently carries the investment at approximately $1.7 million after recording its equity share of income (losses) in SHP since the acquisition. SHP provides pharmacy services to senior housing residents under the trade name “Senior Med.” The remaining 70% of SHP is owned by MD Network, LLC, which is not affiliated with the Company.

In September 2005, SHP entered into an agreement with Walgreen Company (“Walgreen”) to sell substantially all of the business assets of SHP for cash, assumption of certain liabilities and an ownership interest in Senior Med, LLC, an entity created specifically for this transaction (“Walgreen Transaction”). SHP continues to maintain a 33.3% interest in Senior Med, LLC. The operating agreement for this transaction contains an option to purchase by Walgreen, and a put and call provision for Walgreen and SHP, by which Walgreen could obtain the remaining SHP interest in Senior Med. Should this provision be exercised, the Company’s remaining interest in SHP would be acquired by Walgreen at a price based upon a multiple of revenues as defined in the operating agreement. The agreement also contains a non-compete agreement, which prevents Emeritus from providing pharmacy services to the assisted living industry in the U.S., in any manner, for a period of 18 months after Emeritus ceases to hold any ownership interest in SHP. The Walgreen Transaction resulted in an indirect ownership interest by Emeritus of approximately 9.5% in Senior Med, LLC. Emeritus recognized equity earnings of $2.3 million and $2.4 million in its condensed consolidated statements of operations in the line item entitled “Equity earnings (losses) in unconsolidated

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

joint ventures” for the three and nine months ended September 30, 2005, respectively, received cash distributions of $2.3 million related to the Walgreen Transaction in 2005, and made a cash contribution of $380,000 in the third quarter of 2006. We recognized equity losses of $102,000 and $509,000 in our condensed consolidated statements of operations in the line item entitled “Equity earnings (losses) in unconsolidated joint ventures” for the three and nine months ended September 30, 2006, respectively.

Sale of Communities

On November 1, 2004, the Company sold a single community located in Issaquah, Washington, for cash and assumption of liabilities totaling $9.6 million. Since the Company had a continuing involvement in the community until such time as the buyer was granted a license to operate the community, which occurred on January 7, 2005, the Company deferred recognition of the sale and associated gain until the first quarter of 2005. The Company recorded a gain of $1.3 million related to this sale in discontinued operations for the nine months ended September 30, 2005. In December 2005, the Company sold a community in Las Vegas, Nevada, and reclassified prior period operating results to discontinued operations in the condensed consolidated statements of operations. The Company recorded an impairment loss of approximately $4.3 million related to the Las Vegas community in the second and third quarters of 2005, which is included in discontinued operations for the nine months ended September 30, 2005.

Series B Stock

On June 30, 2005, the Company entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment by the Company of accrued and unpaid cash dividends on the Series B Stock, in the amount of $10.8 million. The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the accumulated cash dividends of the Series B Stock. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000. For accounting purposes, the Company had accrued a liability of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction. As part of the agreement, no dividends were required to be paid for the second quarter of 2005. Thus, the preferred dividends for the nine months ended September 30, 2005, amounted to $599,000.

The Series B Stock owned by Saratoga consisted of 36,970 shares with a stated value of $1,000 per share, of which 30,000 shares were issued in December 1999 for a price of $30.0 million and 6,970 shares were issued as dividends of additional Series B Stock since December 1999. Additionally, the Company issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which was subsequently adjusted to $4.20 per share due to dilutive stock option transactions, as provided in the warrant agreement. On March 6, 2006, the Company issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants.

Convertible Debentures

In November 2005, the Company completed an offer to exchange its outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. Of the $32.0 million principal amount of outstanding debentures, $26.6 million was exchanged in the exchange offer. Debentures in the aggregate principally amount of $5.4 million remained outstanding and were paid at maturity on January 3, 2006. The terms of the original debentures and the new debentures are substantially the same, except that the maturity of the new debentures is July 1, 2008, instead of January 1, 2006, and the

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

new debentures cannot be redeemed at the Company’s election. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all other indebtedness of the Company. In February 2006, $50,000 of face value of the new debentures was converted into 2,272 shares of common stock. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,207,955 shares of common stock, at September 30, 2006.

Of the remaining $26.6 million of debentures outstanding, $20.8 million are owned by directors and officers or their affiliates. Saratoga Partners, two of whose representatives are directors, own $5.0 million of the debentures. Affiliates of Daniel R. Baty, the Company’s chief executive officer and a director, and Stanley L. Baty, a director, own $15.8 million of the debentures.

Loss Per Share

The capital structure of Emeritus includes convertible debentures and stock options. In addition, the capital structure included common stock warrants in prior periods, which were exercised in February and March 2006. Basic net loss per share is computed based on the weighted average shares outstanding and excludes any potential dilution. Net loss per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares. Options and warrants are included under the “treasury stock method” to the extent they are dilutive. Certain shares issuable upon the exercise of stock options and warrants and conversion of convertible debentures have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September, 30,
	2006	2005	2006	2005
Convertible Debentures (1)	1,208	1,455	1,208	1,455
Options	1,607	1,477	1,607	1,477
Warrants - Senior Housing Partners I, L.P. (2)	-	500	-	500
Warrants - Saratoga Partners (3)	-	1,000	-	1,000
	2,815	4,432	2,815	4,432

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006.
(2) Exercised in February and March 2006.
(3) Exercised in March 2006.

Comprehensive Loss

Comprehensive loss is the same as net loss to common shareholders for the three-month and nine-month periods ended September 30, 2006 and 2005.

Liquidity

As of September 30, 2006, the Company has a working capital deficit of $34.3 million. The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $15.7 million of deferred revenue and unearned rental income. The level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for debt maturities of $80.7 million due in 2008.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The Company has incurred significant losses since its inception and has an accumulated deficit of $201.7 million as of September 30, 2006. The Company believes these losses have resulted from its early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense primarily from multiple capital and financing leases.

Cash provided by operating activities was $3.7 million for the nine months ended September 30, 2006. The primary components of cash provided by operating activities for this period was $37.2 million of depreciation and amortization and $2.2 million in non-cash stock compensation (due to implementation of SFAS 123R), partially offset by a net change in operating assets and liabilities of $26.2 million, amortization of deferred gain of $1.7 million, and $9.3 million of net loss from operations. The $26.2 million use of cash related to operating assets and liabilities is primarily comprised of the following:

Significant components of changes in operating assets and liabilities:
	Nine Months Ended September 30,
	2006	2005

Reduction of Texas settlement liability accruals, including interest	$(12,973)	$-
Payment of Texas Settlement	(5,600)	-
Refund of court bond related to Texas Settlement	1,725	-
Federal tax refund receivable, related to 2005 overpayment	(1,043)	-
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)	-
Professional and general liability accrual adjustment	(1,700)	5,008
Workers compensation accrual adjustment	(2,021)	(736)
Payment of semi-annual debenture interest	(1,830)	(2,000)
Payment of annual insurance premiums	(8,655)	(8,098)
Federal tax refund receivable, related to 2006 loss carryback	(2,258)	-
Texas Medicaid settlement accrual	1,272	-
All other activity, net	11,061	11,428
Net change in operating assets and liabilities	$(26,222)	$5,602

The Texas settlement impact of $16.8 million, the federal tax deposits of $4.2 million related to the Alterra transaction gain, and the federal tax refunds of $3.3 million, partially offset by the Texas Medicaid accrual of $1.3 million, a total of $23.0 million for 2006, are expected to be non-recurring items.

The revenue per unit exceeded the Company’s targeted growth from the comparable period in the prior year and the weighted average occupancy rate was 84.8% for both the first nine months of 2006 and 2005. In order to keep improving occupancy and rates, the Company will continue to focus on marketing initiatives, programs that address resident mix, and on property improvements and other community level enhancements to attract additional long-term residents. The Company’s occupancy rate has reflected an increased trend from 84.2% on December 31, 2005 to 87.0% on September 30, 2006, the last day of each fiscal quarter. Management believes that these initiatives will continue to have a positive impact on operating performance over time.

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

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

on the judgment in 2005. In the first quarter of 2006, the Company reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million.

In March 2006, the Company received a request for documents from the Office of the Attorney General of Texas, in connection with its inquiry into compliance with certain Medicaid regulations at six of the Company’s communities in Texas that participate in the Community Based Alternative program of the Texas Department of Aging and Disability.  Participation in the program requires eligible rooms to have an area equipped with a sink, refrigerator, cooking appliance, adequate space for food preparation, and storage space for utensils and supplies.  An audit by the department revealed that some of the rooms used for residents in the program did not have some or all of those items.  The Company addressed the State's concerns raised in the audits and all rooms were equipped with the above regulatory requirements as of April 2006, at a cost of approximately $618,000.

The Company began settlement discussions with the attorney general's office in late May 2006 to resolve the matter.  Initially, the attorney general’s office sought $6.6 million, which equates to three times the total amount of all payments made to the Company by the State of Texas since the inception of its Medicaid contract, plus interest and attorney fees.  The Company responded in July 2006, advising the attorney general’s office that all the services for which Medicaid could, and did, lawfully pay were provided to the program residents despite the absence of some of the kitchen items.  Accordingly, recovery of the total of all payments to the Company was unjustified.  The letter advised the attorney general's office that the absence of the required items during the period of non-compliance was valued at $176,000.  In August 2006, the Company offered to settle the matter for $500,000 and recorded a liability in that amount as of June 30, 2006. In September 2006, the attorney general’s office responded to our August 2006 letter with an offer to settle the matter for $3.6 million. The amount was based on the difference between the rate originally paid to the Company by the State, and the lower non-apartment rate available under the State Medicaid program, which was calculated at $1.1 million. The total settlement offer includes additional interest, attorney fees, and $2.3 million in treble damages. In October 2006, the Company responded to the attorney general’s office with an offer to settle the matter for approximately $1.3 million, which is equal to the attorney general’s offer less the $2.3 million in treble damages. The Company recorded an additional liability of $772,000 in the third quarter of 2006, for a total accrued liability of $1.3 million as of September 30, 2006. The discussions are continuing.

While the Company believes it has incurred a liability in this matter, the range of possible outcomes is wide and the ultimate resolution is not readily determinable.  Accordingly, the Company has recorded a $1.3 million liability as of September 30, 2006, as its best estimate of the ultimate outcome.  The Company will assess its liability as discussions continue and will make adjustments, if any, to its recorded liability as more information becomes available.

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

The Company has refinanced substantially all of its debt obligations, extending the maturities of such financings to dates beyond October 2007, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default" provisions

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At September 30, 2006, the Company was non-compliant with one or more covenants in certain of the leases and mortgages, but obtained waivers from the owners and lenders that expire on October 1, 2007. The Company was required to make additional security deposits of $1.1 million and $2.2 million during the three and nine month periods ending September 30, 2006, respectively, related to the Company’s non-compliance with debt and lease covenants.

As discussed below under the caption “Subsequent Event,” the Company expects to make an additional cash contribution in 2006 of approximately $4.2 million relating to the Company’s investment in a joint venture.

Based on the Company’s current operating initiatives and its current cash position, management believes that the Company will be able to generate positive operating cash flows or will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures for at least the next twelve months.

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

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue:
Issaquah	$-	$-	$-	$-
Scottsdale	-	-	-	-
Las Vegas	-	345	-	1,049
Total	$-	$345	$-	$1,049

Net income (loss):
Issaquah	$-	$-	$1	$1,319
Scottsdale	-	-	(19)	3
Las Vegas	(6)	(328)	(32)	(4,570)
Total	$(6)	$(328)	$(50)	$(3,248)

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

Subsequent Event

On October 10, 2006, the Company entered into a Limited Liability Company Agreement (the “Joint Venture Agreement”) with Blackstone Real Estate Acquisitions (“BREA”), pursuant to which the Company and BREA have formed a joint venture that will operate under the name of BREA Emeritus, LLC (the "Joint Venture"). The purpose of the Joint Venture is to acquire and operate a portfolio of twenty-five assisted living and Alzheimer’s/dementia care communities, including one skilled nursing facility. The portfolio consists of 1,990 units. The Company owns a 19% interest in the Joint Venture and is the Administrative Member. The Company made an initial contribution to the Joint Venture in the amount of $2.85 million in proportion to its ownership interest. Additional capital contributions may be required by BREA to meet the financial obligations of the Joint Venture. The Joint Venture Agreement provides for cash distributions from the Joint Venture to BREA and the Company generally in accordance with their ownership interests, but the Company is entitled to distributions at increasing levels in excess of its ownership percentage if certain portfolio performance criteria are achieved and provides the Company the right of first opportunity in the event that BREA desires to sell all or any of the properties, or its membership interest in the Joint Venture. The Joint Venture Agreement prohibits the Company from transferring its interest in the Joint Venture without BREA's consent. The Company, as Administrative Member, is responsible for the day-to-day operations of the Joint Venture. However, BREA has final authority on major decisions affecting the Joint Venture. Pursuant to Management Agreements between the Joint Venture and the Company relating to the portfolio properties, the Company will manage the portfolio for a fee equal to 5% of revenues generated from the properties. The Joint Venture Agreement provides BREA with the right to terminate these management agreements if certain performance benchmarks are not met. BREA may also terminate the Company as Administrative Member for certain reasons, including gross negligence or willful misconduct, bankruptcy, termination of the management agreements, and failure to provide effective management of the Joint Venture.

On October 11, 2006, the Joint Venture entered into a Purchase and Sale Agreement ("Purchase Agreement") to acquire a portfolio of twenty-five assisted living and Alzheimer’s/dementia care communities from Pita General Corporation and AHC Tenant, Inc. for a purchase price of $190.0 million, plus transaction costs. The Purchase Agreement contains representations and warranties by the parties that are customary for transactions of this nature. The closing of the transaction is contingent upon the satisfaction of certain conditions that are customary for transactions of this nature. The joint venture has provided a deposit in the amount of $15.0 million which, subject to certain conditions, is non-refundable. It is expected that the transaction will be completed within 60 days.

On October 24, 2006, the Joint Venture signed a commitment letter with GE Capital Corporation (“GECC”) to provide financing up to the lesser of $167.0 million or 85% of the appraised value of the properties, of which approximately $10.0 million will be used to establish capital expenditure and interest expense reserves.

The Company expects to make additional contributions to the joint venture in 2006 of approximately $4.2 million, in proportion to its ownership interest, upon closing of the acquisition of the portfolio of properties described above. The Company expects to account for this investment under the equity method of accounting.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement programs without adversely affecting occupancy levels; increases in interest costs as a result of re-financings; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations, and other uncertainties related to professional liability claims. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the SEC, including our Annual Reports on Form 10-K.

Definitions

Throughout this filing certain terms are used repeatedly. In the interest of brevity, the full reference has been abbreviated to a single name or acronym. The following defines these abbreviated terms:

1.	"FASB" refers to the Financial Accounting Standards Board.
2.	"SFAS" refers to Statement of Financial Accounting Standards.
3.	"SEC" refers to the Securities and Exchange Commission.
4.	"REIT" means real estate investment trust.
5.	"LIBOR" is the London Interbank Offering Rate.
6.	"Mr. Baty" refers to Daniel R. Baty, the Company's chairman of the board of directors and chief executive officer.
7.	"Triple-net lease" means a lease under which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance. The lessor receives a net rent.
8.	"JEA" refers to JEA Senior Living, a non-affiliate.
9.	"Fortress" refers to Fortress Investment Group LLC, a New York based private equity fund.
10.	"LLC" refers to a limited liability company.
11.	"NW" refers to NW Select LLC, an entity controlled by Mr. Baty.
12.	"CPM" refers to Columbia Pacific Management, a group of entities controlled by Mr. Baty.
13.	“SHP” refers to Senior Healthcare Partners, LLC, a pharmaceutical supply limited liability company.
14.	"Saratoga" refers to a group of related companies, namely: Saratoga Partners IV, LP; Saratoga Management Company LLC, as Agent; and Saratoga Coinvestment IV, LLC.
15.	"Series B Stock" refers to Series B Convertible Preferred Stock.
16.
“Emeritrust” refers to two groups of communities (totaling 46 communities) that were managed by us starting in 1998. These communities were owned by two different investor groups in each of which Mr. Baty held a non-controlling interest. The composition of the groups has changed over time and most of the communities are now leased by us. Further details are available in our Forms 10-K for years prior to 2006

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Overview

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

We believe that the health of the assisted living industry is currently improving and that opportunities are developing to improve occupancy and to increase rates. The assisted living industry is experiencing increased regulation (varying by state), increased insurance costs, and limited availability of capital for smaller local and regional operators. In this type of environment, we believe that we will continue to witness consolidation of smaller local and regional operators into the larger national operators. Because of these circumstances, we have been able to complete several acquisitions or leases in the last two years.  In addition, our size and ability to respond to negative industry or market conditions such as insurance availability and costs has attracted capital resources to allow us to convert communities we managed to communities we now lease. Going forward, we will attempt to identify additional acquisition or lease opportunities. From the end of 2000 to the end of 2005, the communities we managed decreased from 69 to 14 and the owned and leased communities increased from 61 to 170, reflecting our increasing confidence in the assisted living industry, stabilization of managed properties, and the availability of capital. By the end of the third quarter of 2006, managed communities had decreased to 11 and owned and leased communities increased to 171.

The following table sets forth a summary of our property interests:

	As of September 30,		As of December 31,		As of September 30,
	2006		2005		2005
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	10	808	9	707	6	454
Leased (2)	161	12,821	161	12,805	162	12,921
Consolidated Portfolio	171	13,629	170	13,512	168	13,375
Managed/Admin Services (3)	10	1,134	13	1,443	13	1,443
Joint Venture/Partnership	1	140	1	140	1	140
Operated Portfolio	182	14,903	184	15,095	182	14,958

Percentage increase (decrease) (4)	(1.1%)	(1.3%)	1.7%	1.6%	0.6%	0.7%

(1) Owned communities increased due to the acquisition of three communities in Arkansas in December 2005 and one community in Washington acquired in July 2006.
(2) Of the 161 leased communities at September 30, 2006, 77 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 14 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(3) We discontinued management of one facility in July 2005, one in January 2006, one in March 2006, and another in April 2006. We began managing another facility in January 2006.
(4) The percentage increase (decrease) indicates the change from the prior year, or, in the case of September 30, 2006 and 2005, from the end of the prior year.

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

In our consolidated portfolio, our average monthly revenue per unit for the nine months ended September 30, 2006, increased to $3,094 from $2,948 for the same period in 2005. This change represents an increase of $146 or 5.0%. For the third quarter of 2006, our average monthly revenue per unit was $3,124 as compared to $3,096 for the second quarter of 2006. This change represents an increase of $28 or 0.9%. This level of increase is primarily due to repositioning several of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets.

In our consolidated portfolio, our average occupancy rate was 84.8% for both the nine months ended September 30, 2006 and 2005. For the third quarter of 2006, our average occupancy rate increased to 86.0% as compared to 84.6% for the second quarter of 2006. In late 2005, we experienced what we believe to be a temporary decline in occupancy, which we believe was largely related to the detailed review of all aspects of our operations in response to the Texas verdict that was announced early in 2005. The review resulted in more conservative admission and discharge policies to insure our services were more than adequate to care for the more fragile residents in our communities. We also believe this occupancy decline has bottomed out as evidenced by an increase in our occupancy from 84.2% on December 31, 2005, to 87.0% on September 30, 2006, the last day of each fiscal quarter. We continue to evaluate the factors of rate and occupancy to find the optimum balance.

We have incurred operating losses since our inception in 1993, and as of September 30, 2006, we had an accumulated deficit of approximately $201.7 million. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than we anticipated, and depreciation expense, primarily from multiple capital and financing leases.

Significant Transactions

In 2004 and continuing in 2005, we substantially increased the number of communities we lease, reduced the number of communities we manage, and, in connection with these changes, increased and restructured portions of our long-term financing obligations. The transactions associated with these developments are summarized below.

Emeritrust Transactions

Emeritrust Managed Communities. For the nine months ended September 30, 2006, we managed five communities, which are owned by Mr. Baty, for a management fee equal to 5% of gross revenues. The agreement has been extended for one year and expires on June 30, 2007. One of these communities was sold to an independent third party effective January 1, 2006, which we continued to manage until the new operator

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

received licensure on March 20, 2006. We received management fees of approximately $119,000 and $129,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately $348,000 and $385,000 for the nine months ended September 30, 2006 and 2005, respectively.

Emeritrust Lease. As further described in the Notes to Unaudited Condensed Consolidated Financial Statements, in September 2004, we completed the lease of 18 communities in the first phase of a transaction to lease up to 20 assisted living communities in 12 states, with 1,824 units. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by an independent REIT and were leased to us. One additional community was leased on March 31, 2005, and the final community on September 1, 2005. The two additional communities are reported as operating leases with escalating rent payments, which are accounted for on a straight-line basis, resulting in an increase in facility lease expense of approximately $147,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively.

Mr. Baty personally guarantees our obligation under the leases. Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and is responsible for 50% of any negative cash flow, as defined in the cash flow sharing agreement. Under this arrangement, Mr. Baty paid us $145,000 and $403,000 for the three and nine months ended September 30, 2006, respectively, and we paid Mr. Baty $78,000 and $514,000 for the three and nine months ended September 30, 2005, respectively.

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

Debt Restructuring

As further described in the Notes to Unaudited Condensed Consolidated Financial Statements, in March 2005, we completed a debt restructuring transaction that reduced the effective interest rate by approximately 2.75% on $21.4 million of debt and extended the maturity to March 2008. The loan, as modified, provides for monthly interest-only payments at 10% per annum and matures March 3, 2008. The original note had escalating interest rates, which were accounted for on a straight-line basis. Upon completion of the debt restructuring, we reversed $134,000 of the straight-line interest accrual. The new debt has resulted in a decrease in interest expense of approximately $117,000 for the nine months ended September 30, 2006. Due to the reversal of the accrued interest in 2005, the impact from this transaction on reported interest expense was not significant for the comparable nine month periods ended September 30, 2006 and 2005.

Alterra Transactions

In October 2003, we acquired an interest in an LLC that acquired Alterra for $7.7 million cash. The members of the LLC consisted of an affiliate of Fortress, NW, and us, with original ownership interests of 50%, 25%, and 25%, respectively. In June 2005, Fortress purchased 50% of the interest of both NW and us for $50 million in cash, $25 million each to NW and us. We recorded a gain of $21.3 million in the condensed consolidated statement of operations for the second quarter ended June 30, 2005, as a result of this transaction. In November 2005, we sold our remaining interest in Alterra through the public offering of Brookdale Senior Living, Inc. (“Brookdale”) and recorded a gain of approximately $34.1 million in the fourth quarter of 2005. We have no further ownership interest in Brookdale or any of its subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

CPM/JEA Transactions

As further described in the Notes to Unaudited Condensed Consolidated Financial Statements, on March 1, 2005, we entered into leases with a REIT covering the final two communities of the CPM/JEA lease transactions for which the first stage was completed in April 2004. One community had been previously managed by us. These leases are accounted for as capital leases, which resulted in additions to property and equipment and capital lease and financing obligations totaling approximately $14.6 million, and resulted in an increase in interest expense of $124,000 and depreciation expense of $186,000 for the nine months ended September 30, 2006, respectively. The impact from this transaction on the three months ended September 30, 2006, as compared to the prior year period was not significant.

In September 2006, we completed an early termination of our third party management agreement with JEA. This third party management agreement was entered into in April 2004 as part of the original transaction and entitled JEA to a monthly management fee of 5% of the gross revenues of the nine communities and a termination payment of $100,000 per year for a period of ten years after the termination of the management agreement. Also, as part of the original sales transaction in April 2004, JEA was entitled to an earn-out payment of up to $2.0 million based on the improvement in the net operating income of the communities during the three-year period after the closing. As a part of the early termination agreement, the parties have agreed to a one-time payment of $594,000 in lieu of paying out the termination fee over ten years and agreed that we would pay the earn-out payment of $2.0 million. JEA will also forego the remaining six months of management fees. Over the term of the management agreement, we had accrued approximately $444,000 of the management termination fee up to September 2006, the early termination date. We recorded an additional accrual of approximately $150,000 in the third quarter of 2006 to accrue for the full termination fee obligation of $594,000.

Arkansas Acquisition

On December 1, 2005, we acquired three communities located in Arkansas, with a capacity of 253 units, for approximately $17.8 million. We financed $15.9 million of the purchase price through mortgage a financing with GE Capital. The debt matures in December 2012, bears interest at 6.95% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. This transaction resulted in an increase in interest expense of $295,000 and $879,000 and an increase in depreciation expense of $358,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively. This loan agreement was modified in June 2006, to cross-collateralize this loan with the GE Capital loan as discussed under the Arbor Place Acquisition caption below.

Arbor Place Acquisition

We entered into a series of agreements to purchase a 100-unit assisted living community in Everett, Washington, for approximately $11.0 million in July 2006, from an entity in which Mr. Baty had a 50% financial interest and which we previously managed. We financed $8.0 million of the purchase price through a mortgage financing with GE Capital. The debt matures in June 2013, bears interest at 7.229% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is allowed. This transaction resulted in an increase in interest expense of $158,000 and an increase in depreciation of $214,000 for the three and nine months ended September 30, 2006. The loan is cross-collateralized with the GE Capital loan discussed under the Arkansas Acquisition caption above.

Senior Med Transaction

In January 2000, we acquired a 30% equity interest in SHP for an investment of approximately $2.2 million ($1.8 million initial investment plus $356,000 in subsequent contributions). We currently carry the investment at approximately $1.7 million after recording our equity share of income (losses) in SHP since the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

acquisition. SHP provides pharmacy services to senior housing residents under the trade name “Senior Med.” The remaining 70% of SHP is owned by MD Network, LLC, which is not affiliated with us.

In September 2005, SHP entered into an agreement with Walgreen Company (“Walgreen”) to sell substantially all of the business assets of SHP for cash, assumption of certain liabilities and an ownership interest in Senior Med, LLC, an entity created specifically for this transaction (“Walgreen Transaction”). SHP continues to maintain a 33.3% interest in Senior Med, LLC. The operating agreement for this transaction contains an option to purchase by Walgreen, and a put and call provision for Walgreen and SHP, by which Walgreen could obtain the remaining SHP interest in Senior Med, LLC. Should this provision be exercised, our remaining interest in SHP would be acquired by Walgreen at a price based upon a multiple of revenues as defined in the operating agreement. The agreement also contains a non-compete agreement, which prevents us from providing pharmacy services to the assisted living industry in the U.S., in any manner, for a period of 18 months after we cease to hold any ownership interest in SHP. The Walgreen Transaction resulted in an indirect ownership interest by us of approximately 9.5% in Senior Med, LLC. We recognized equity earnings of $2.3 million and $2.4 million in our condensed consolidated statements of operations in the line item entitled “Equity earnings (losses) in unconsolidated joint ventures” for the three and nine months ended September 30, 2005, respectively, and received cash distributions of $2.3 million related to the Walgreen Transaction in 2005, and made a cash contribution of $380,000 in the third quarter of 2006. We recognized equity losses of $102,000 and $509,000 in our condensed consolidated statements of operations in the line item entitled “Equity earnings (losses) in unconsolidated joint ventures” for the three and nine months ended September 30, 2006, respectively.

Sale of Communities

As further described in the Notes to Unaudited Condensed Consolidated Financial Statements, we recorded a gain of $1.3 million in January 2005 related to the sale of a community located in Issaquah, Washington, which is included in discontinued operations for the nine months ended September 30, 2005. In December 2005, we sold a community in Las Vegas, Nevada and recorded a loss of approximately $4.3 million related to this community in the second and third quarters of 2005, which is included in discontinued operations for the nine months ended September 30, 2005.

Series B Stock

On June 30, 2005, we entered into an agreement with Saratoga that provided for the conversion of the Series B Stock held by Saratoga upon the payment of all accrued and unpaid cash dividends in the amount of $10.8 million. We borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the accumulated cash dividends of the Series B Stock, resulting in an increase in interest expense of approximately $536,000 for the nine months ended September 30, 2006. The difference in interest costs for the three month periods ending September 30, 2006 and 2005 is not significant since the debt was in place for both periods. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000. For accounting purposes, we had accrued a dividend payable liability of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction in the second quarter of 2005. As part of the agreement, no dividends were required to be paid for the second quarter of 2005. Thus, the preferred dividends for the nine months ended September 30, 2005, amounted to $599,000.

We had also issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share on August 31, 2000, which was subsequently adjusted to $4.20 per share due to dilutive stock option transactions, as provided in the warrant agreement. On March 6, 2006, we issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants. We received no cash proceeds from this transaction.

Convertible Debentures

In November 2005, we completed an offer to exchange our outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged. Debentures in the aggregate principal amount of $5.4 million remained outstanding and were paid at maturity on January 3, 2006. The terms of the original debentures and the new debentures are substantially the same, except that the maturity of the new debentures is July 1, 2008, instead of January 1, 2006, and the new debentures cannot be redeemed at our election. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all of our other indebtedness. In February 2006, $50,000 of face value of the new debentures were converted into 2,272 shares of common stock. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,207,955 shares of common stock, at September 30, 2006.

Of the remaining $26.6 million of debentures outstanding, $20.8 million are owned by directors and officers or their affiliates. Saratoga Partners, two of whose representatives are directors, own $5.0 million of the debentures. Affiliates of Daniel R. Baty, our chief executive officer and a director, and Stanley L. Baty, a director, own $15.8 million of the debentures.

Subsequent Event

On October 10, 2006, we entered into a Limited Liability Company Agreement (the “Joint Venture Agreement”) with Blackstone Real Estate Acquisitions (“BREA”), pursuant to which we and BREA have formed a joint venture that will operate under the name of BREA Emeritus, LLC (the "Joint Venture"). The purpose of the Joint Venture is to acquire and operate a portfolio of twenty-five assisted living and Alzheimer’s/dementia care communities, including one skilled nursing facility. The portfolio consists of 1,990 units. We own a 19% interest in the Joint Venture and are the Administrative Member. We made an initial contribution to the Joint Venture in the amount of $2.85 million in proportion to our ownership interest. Additional capital contributions may be required by BREA to meet the financial obligations of the Joint Venture. The Joint Venture Agreement provides for cash distributions from the Joint Venture to BREA and us generally in accordance with each party’s ownership interests, but we are entitled to distributions at increasing levels in excess of our ownership percentage if certain portfolio performance criteria are achieved. The Joint Venture Agreement provides us the right of first opportunity in the event that BREA desires to sell all or any of the properties, or its membership interest in the Joint Venture. The Joint Venture Agreement prohibits us from transferring our interest in the Joint Venture without BREA's consent. We, as Administrative Member, are responsible for the day-to-day operations of the Joint Venture. However, BREA has final authority on major decisions affecting the Joint Venture. Pursuant to Management Agreements between the Joint Venture and us relating to the portfolio properties, we will manage the portfolio for a fee equal to 5% of revenues generated from the properties. The Joint Venture Agreement provides BREA with the right to terminate these management agreements if certain performance benchmarks are not met. BREA may also terminate us as Administrative Member for certain reasons, including gross negligence or willful misconduct, bankruptcy, termination of the management agreements, and failure to provide effective management of the Joint Venture.

On October 11, 2006, the Joint Venture entered into a Purchase and Sale Agreement ("Purchase Agreement") to acquire a portfolio of twenty-five assisted living and Alzheimer’s/dementia care communities from Pita General Corporation and AHC Tenant, Inc. for a purchase price of $190.0 million, plus transaction costs. The Purchase Agreement contains representations and warranties by the parties that are customary for transactions of this nature. The closing of the transaction is contingent upon the satisfaction of certain

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

conditions that are customary for transactions of this nature. The joint venture has provided a deposit in the amount of $15.0 million which, subject to certain conditions, is non-refundable. It is expected that the transaction will be completed within 60 days.

On October 24, 2006, the Joint Venture signed a commitment letter with GE Capital Corporation (“GECC”) to provide financing up to the lesser of $167.0 million or 85% of the appraised value of the properties, of which approximately $10.0 million will be used to establish capital expenditure and interest expense reserves.

We expect to make additional contributions to the joint venture in 2006 of approximately $4.2 million, in proportion to our ownership interest, upon closing of the acquisition of the portfolio of properties described above. We expect to account for this investment under the equity method of accounting.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table shows the changes in buildings from December 31, 2004, through September 30, 2006, including those transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182
-			-		-	-	-
June 30, 2005		6	161		167	15	182
Regent Court of Kent - disposition	Jul-05	-	-		-	(1)	(1)
Hunter's Glen - Missoula	Sep-05	-	1		1	-	1
September 30, 2005		6	162		168	14	182
Arkansas Transaction	Dec-05	3	-		3	-	3
Concorde - disposition	Dec-05	-	(1)	[2]	(1)	-	(1)
December 31, 2005		9	161		170	14	184
Isle at Emerald Court	Jan-06	-	-		-	1	1
Park Lane - disposition	Jan-06	-	-		-	(1)	(1)
La Villita - disposition	Mar-06	-	-		-	(1)	(1)
March 31, 2006		9	161		170	13	183
Emerald Estates - disposition	Apr-06	-	-		-	(1)	(1)
June 30, 2006		9	161		170	12	182
Arbor Place	Jul-06	1	-		1	(1)	-
September 30, 2006		10	161		171	11	182

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of our significant accounting policies and use of estimates is contained in our 2005 Form 10-K filed March 16, 2006.

Common-size Statements of Operations and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our condensed consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

					Period-to-Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Nine Months
	Three Months ended		Nine Months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2006	2005	2006	2005	2006-2005	2006-2005

Revenues:	100.0%	100.0%	100.0%	100.0%	10.1%	8.1%
Expenses:
Community operations*	65.0	70.3	65.3	66.2	(1.8)	(6.8)
Texas lawsuit settlement	-	-	(3.9)	-	N/A
General and administrative	9.7	8.5	8.9	8.1	(25.8)	(18.7)
Depreciation and amortization	11.9	11.9	11.9	11.9	(10.3)	(8.1)
Facility lease expense	10.5	10.8	10.7	10.6	(6.8)	(8.5)
Total operating expenses	97.1	101.5	92.9	96.8	(5.3)	(3.8)
Operating income (loss) from continuing operations	2.9	(1.5)	7.1	3.2	N/A	141.9
Other income (expense)
Interest income	0.7	0.5	0.7	0.3	69.4	161.7
Interest expense	(11.7)	(13.4)	(11.8)	(13.0)	3.6	1.7
Gain on sale of investment in Alterra Healthcare Corporation	-	-	-	7.4	N/A	(100.0)
Equity earnings (losses) in unconsolidated joint ventures	(0.1)	2.4	(0.2)	0.8	(105.9)	(127.7)
Other, net	0.5	0.6	0.6	0.7	(5.6)	(13.4)
Net other expense	(10.6)	(9.9)	(10.7)	(3.8)	(17.8)	(205.0)
Loss from continuing operations
before income taxes	(7.7)	(11.4)	(3.6)	(0.6)	25.3	(527.2)
Provision for income taxes	1.7	(0.1)	0.6	(0.4)	N/A	N/A
Loss from continuing operations	(6.0)	(11.5)	(3.0)	(1.0)	42.8	(208.8)
Loss from discontinued operations (net of tax)	-	(0.3)	-	(1.2)	98.2	98.5
Net loss	(6.0%)	(11.8%)	(3.0%)	(2.2%)	44.4%	(49.1%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended September 30, 2006 and 2005

Total Operating Revenues:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$105,394	$95,357	$10,037	10.5%
Other service fees	1,537	1,698	(161)	(9.5%)
Total community revenues	106,931	97,055	9,876	10.2%
Management fees	380	455	(75)	(16.5%)
Total operating revenues	$107,311	$97,510	$9,801	10.1%

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,124	$2,980	$144	4.8%

Average occupancy rate	86.0%	84.7%		1.3	ppt*

* percentage points

Of the increase in revenues of $9.8 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, the acquisition of five additional communities since July 1, 2005, accounted for approximately $2.6 million. Of the remaining increase of $7.2 million, approximately $4.8 million was due to increases in the average monthly revenue per unit and approximately $2.4 million was due to an increase in occupancy, including an increase of $254,000 from the reopening of our Biloxi community that was temporarily closed due to hurricane damage in 2005.

While our occupancy rate grew more slowly than we anticipated, we have experienced an upward pattern in our occupancy rate from 85.9% on June 30, 2006, to 87.0% on September 30, 2006, the last day of each fiscal quarter. We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

Community Operations:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$69,763	$68,539	$1,224	1.8%
As a percent of revenue	65.0%	70.3%		(5.3)	ppt

A significant factor impacting the change in community operating expense between the periods was a $5.0 million adjustment to our professional and general liability insurance accrual. We recorded an additional $5.0 million professional and general liability insurance accrual in the third quarter ended September 30, 2005, to reflect the settlement experience of claims closed during the third quarter of 2005, primarily from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

claims originating in 2003 and 2004, and to reflect an updated estimate of ultimate losses for all years from 2002 to September 30, 2005, based upon an actuarial valuation report.

Another major factor impacting the change in community operating expenses between the periods was a reduction in workers’ compensation expense of $2.0 million and $736,000 in the third quarter of 2006 and 2005, respectively, for a net change of $1.3 million, due to revised estimates of our ultimate exposure under our workers’ compensation programs. The adjustment in the third quarter of 2006 was based upon an actuarial valuation report.

Exclusive of the professional and general liability insurance and workers’ compensation adjustments mentioned above, the increase would have been approximately $7.5 million. Approximately $1.6 million of the increase in community operating expense resulted from the addition of five new communities. Of the remaining increase of $5.9 million, approximately $3.7 million was primarily due to increases in labor-related costs and approximately $942,000 was due to increases in utilities and repairs and maintenance expenses. In addition, increases of approximately $741,000 were from increases in various operating costs, primarily food costs, management fees, marketing, professional services, and bad debt expense. Also, an additional accrual of $772,000 was recorded in the third quarter of 2006 related to the Texas Medicaid dispute discussed under “Legal Proceedings” contributed to the increase.  Included in the changes above are losses of approximately $750,000 related to hurricanes Katrina and Rita in 2005.

General and Administrative:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$10,380	$8,250	$2,130	25.8%
As a percent of revenue	9.7%	8.5%		1.2	ppt

The increase in G&A expenses of $2.1 million was primarily related to staffing costs for regional and corporate overhead positions of approximately $315,000, non-cash stock option compensation expenses of approximately $2.0 million (due to implementation of SFAS 123R), and legal fees of $332,000, primarily relating to the Texas Medicaid dispute as discussed under “Legal Proceedings.” In addition, our accounting and consulting fees decreased by $521,000, primarily because project costs in 2006 related to compliance work for internal control requirements under the Sarbanes-Oxley Act of 2002 declined from expense levels in 2005.

Depreciation and Amortization:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$12,820	$11,627	$1,193	10.3%
As a percent of revenue	11.9%	11.9%		.0	ppt

The increase is primarily the result of increased depreciation and amortization expense of $572,000 related to the December 2005 acquisition of three Arkansas communities and the July 2006 acquisition of one Washington community, as well as from leasehold improvement depreciation on capital expenditures to improve our properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Facility Lease Expense:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$11,254	$10,534	$720	6.8%
As a percent of revenue	10.5%	10.8%		(.3)	ppt

The increase in facility lease expense of $720,000 was partially due to the operating lease of two new communities discussed under the caption “Significant Transactions - Emeritrust Lease,” which accounted for approximately $147,000 of the increase. The remaining increase of $573,000 was primarily attributable to lease terms that provide for periodic increases in rent. We leased 77 communities under operating leases as of September 30, 2006 and 2005.

Interest Income:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$759	$448	$311	69.4%
As a percent of revenue	0.7%	0.5%		.2	ppt

The increase in interest income of $311,000 was primarily attributable to interest earned on investments of cash that was received in the sale of our ownership interest in Alterra and interest income earned on restricted deposits.

Interest Expense:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$12,581	$13,049	$(468)	(3.6%)
As a percent of revenue	11.7%	13.4%		(1.7)	ppt

The decrease in interest expense of $468,000 for the third quarter of 2006 as compared to the comparable period in 2005 is primarily due to a decrease of $563,000 related to an interest accrual we recorded in connection with the Texas judgment in 2005, a decline in interest expense of approximately $358,000 primarily from the pay down of principal balances over the past year, offset by increases in interest expense of $453,000 from three new Arkansas communities acquired in December 2005 and from the new Washington community acquired in July 2006. Excluding the interest accrual related to the lawsuit settlement, interest expense was 12.8% of total operating revenues for the nine months ended September 30, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Equity earnings (losses) in unconsolidated joint ventures:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) in
unconsolidated joint ventures	$(138)	$2,328	$(2,466)	(105.9%)
As a percent of revenue	(0.1%)	2.4%		(2.5)	ppt

The decrease in equity earnings (losses) in unconsolidated joint ventures of $2.5 million is primarily from equity losses in Senior Healthcare Partners, LLC for the three months ended September 30, 2006, as compared to equity earnings in the comparable quarter of the prior year, as further explained under “Senior Med Transaction.”

Other, net:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$561	$594	$(33)	(5.6%)
As a percent of revenue	0.5%	0.6%		(.1)	ppt

Other, net primarily reflects the amortization of deferred gains of $554,000 for both periods presented.

Income taxes:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(1,877)	$122	$(1,999)	(1,638.5%)
As a percent of revenue	(1.7%)	0.1%		(1.8)	ppt

The provision for income taxes for the quarter ended September 30, 2006, includes a tax benefit of $823,000 for the proportionate share of the estimated tax refund, exclusive of the $251,000 of tax benefit related to employee stock option exercises, from the expected carry back of tax losses for 2006 to offset taxable income in 2005, an adjustment of approximately $1.1 million to our estimated 2005 federal tax liability to the final federal tax return filed during the quarter, and an accrual for estimated state income and franchise tax liabilities. Other than the loss carry back benefit discussed above, no benefit has been recognized for our net deferred tax assets as management does not believe it is more likely than not that the deferred tax assets will be realized.  The provision for income taxes for the quarter ended September 30, 2005, is principally due to federal and state income tax liabilities on taxable income from the equity earnings on the Senior Med transaction and federal and state income and franchise tax liabilities on operating income after adding back financial accounting for leases and other timing and permanent differences between financial accounting and tax.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Net Loss and Property-Related Expense:

In comparing the net loss for the three months ended September 30, 2006 and 2005, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$12,820	$11,627	$1,193	10.3%
Facility lease expense	11,254	10,534	720	6.8%
Interest expense	12,581	13,049	(468)	(3.6%)
Total property-related expense	$36,655	$35,210	$1,445	4.1%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$9,724	$9,748	$(24)	(0.2%)
Interest expense	10,288	10,590	(302)	(2.9%)
Straight-line lease expense	222	255	(33)	(12.9%)
Operating lease expense	11,032	10,279	753	7.3%
Total property-related lease expense	31,266	30,872	394	1.3%
Actual lease payments	(26,146)	(24,659)	(1,487)	6.0%
Expense in excess of lease payments	$5,120	$6,213	$(1,093)	(17.6%)

Our property-related expense associated with our leases exceeded our actual lease payments by $5.1 million and $6.2 million for the three months ended September 30, 2006 and 2005, respectively. While the impact of lease accounting declined by $1.1 million in the current year quarter from the comparable quarter last year due to the normal reversal of the timing differences, the total impact in both periods is significant to our overall operating results. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Loss from Discontinued Operations:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations,
net of tax benefit	$(6)	$(328)	$322	(98.2%)
As a percent of revenue	-	0.3%		(0.3)	ppt

The loss from discontinued operations for the three months ended September 30, 2005, is due to the sale of a facility in Nevada.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the nine months ended September 30, 2006 and 2005

Total Operating Revenues:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$305,860	$281,873	$23,987	8.5%
Other service fees	4,869	5,178	(309)	(6.0%)
Total community revenues	310,729	287,051	23,678	8.2%
Management fees	1,321	1,517	(196)	(12.9%)
Total operating revenues	$312,050	$288,568	$23,482	8.1%

Of the increase in revenues of $23.5 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, the acquisition of eight additional communities since December 31, 2004, accounted for approximately $8.8 million. The increase in existing communities of $14.7 million was primarily due to increases in the average monthly revenue per unit, including an offsetting decrease of $497,000 from the temporary closure of our Biloxi community due to hurricane damage.

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,094	$2,948	$146	5.0%

Average occupancy rate	84.8%	84.8%		.0	ppt

While our occupancy rate remained flat from the comparable prior period, we have experienced an upward pattern in our occupancy rate from 84.2% on December 31, 2005, to 87.0% on September 30, 2006, the last day of each fiscal quarter. We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

The decrease in management fee income of approximately $196,000 for the first nine months of 2006 as compared to the same period in 2005 was primarily due to the reduction in management contracts since December 31, 2004.

Community Operations:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$203,792	$190,887	$12,905	6.8%
As a percent of revenue	65.3%	66.2%		(.9)	ppt

Community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount less than the original accrual for the action, which is shown as a separate line item on the condensed consolidated statement of operations and is further discussed under “Legal Proceedings.” Excluding this adjustment, community operations expense increased $12.9 million, or 6.8%. However, if we also exclude the $5.0 million professional and general liability insurance adjustment and the net $1.3 million workers’ compensation adjustment discussed in the three month comparison above, community operations expense would have increased $19.2 million, or 10.3%. Approximately $5.3 million of this increase was from the addition of eight new communities. Of the remaining increase of $13.9 million in community operations expense approximately $9.3 million was increased staffing costs and approximately $2.6 million was due to increases in utilities and repairs and maintenance expenses. The remaining difference was due to increases of $2.0 million in various other operating costs, primarily marketing, food costs, property taxes, bad debts, supplies, telephone, and management fees as well as an accrual of approximately $1.3 million related to the Texas Medicaid dispute discussed under “Legal Proceedings,” offset by a decrease in professional liability insurance costs of approximately $1.6 million, due principally from a $1.7 million expense reduction recorded in the second quarter of 2006 to recognize favorable settlements on several specific claims.

General and Administrative:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$27,832	$23,440	$4,392	18.7%
As a percent of revenue	8.9%	8.1%		.8	ppt

The increase in G&A expenses of $4.4 million was primarily related to staffing costs for regional and corporate overhead positions of approximately $1.3 million, non-cash stock option compensation expenses of $2.2 million (due to implementation of SFAS 123R), and legal fees of $1.1 million, primarily as a result of the Texas Medicaid dispute discussed under “Legal Proceedings,” partially offset by a decrease in accounting and consulting fees of $400,000, primarily from direct project costs in 2005 related to initial compliance work for internal control requirements under the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$37,221	$34,427	$2,794	8.1%
As a percent of revenue	11.9%	11.9%		.0	ppt

The increase is primarily the result of increased depreciation and amortization expense of $1.5 million related to the December 2005 acquisition of three Arkansas communities, the acquisition of two communities under capital leases in March 2005, the July 2006 acquisition of one Washington community, as well as to leasehold improvement depreciation on capital expenditures to improve our properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Facility Lease Expense:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$33,264	$30,658	$2,606	8.5%
As a percent of revenue	10.7%	10.6%		.1	ppt

The increase in facility lease expense of $2.6 million was primarily due to the operating lease of two new communities discussed under Emeritrust Lease, which accounted for approximately $1.2 million of the increase. The remaining increase of $1.4 million was primarily attributable to lease terms that provide for periodic increases in rent. We leased 77 communities under operating leases as of September 30, 2006 and 2005.

Interest Income:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$2,311	$883	$1,428	161.7%
As a percent of revenue	0.7%	0.3%		.4	ppt

The increase in interest income of $1.4 million was primarily attributable to interest earned on investments of cash that was received in the sale of our ownership interest in Alterra and interest income earned on restricted deposits.

Interest Expense:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$36,787	$37,417	$(630)	(1.7%)
As a percent of revenue	11.8%	13.0%		(1.2)	ppt

The decrease in interest expense of $630,000 for the first nine months of 2006 as compared to the comparable period in 2005 was primarily due to the 2006 reversal of an interest accrual of $766,000 previously recorded for the settlement of a lawsuit, of which $563,000 is reflected in interest expense for the first nine months of 2005, as described under “Legal Proceedings.” Interest expense increased by $699,000 after adjusting for the settlement impact noted above. This increase is primarily due to an increase in interest expense of $879,000 relating to debt financing associated with three new Arkansas communities acquired in December 2005, $124,000 relating to two new communities under capital leases acquired in March 2005, $536,000 from the new $10.8 million loan we entered into in connection with our Series B Stock conversion in June 2005, offset by a decline in interest expense from the pay down of principal balances over the past year. Excluding the interest accrual and reversal related to the lawsuit settlement, interest expense was 12.0% and 12.8% of total operating revenues for the nine months ended September 30, 2006 and 2005, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Equity earnings (losses) in unconsolidated joint ventures:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) in
unconsolidated joint ventures	$(630)	$2,277	$(2,907)	(127.7%)
As a percent of revenue	(0.2%)	0.8%		(1.0)	ppt

The decrease in equity earnings (losses) in unconsolidated joint ventures of $2.9 million is primarily from equity losses in Senior Healthcare Partners, LLC for the nine months ended September 30, 2006, as compared to equity earnings in the comparable period of the prior year, as further explained under “Senior Med Transaction.”

Other, net:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$1,719	$1,986	$(267)	(13.4%)
As a percent of revenue	0.6%	0.7%		(.1)	ppt

The amortization of deferred gains of approximately $1.7 million is reflected in Other, net for both periods presented.

Income taxes:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(1,967)	$1,211	$(3,178)	(262.4%)
As a percent of revenue	(0.6%)	0.4%		(1.0)	ppt

The provision for income taxes for the nine months ended September 30, 2006, includes a tax benefit of $933,000 for the proportionate share of the estimated tax refund, exclusive of the $1.3 million of tax benefit related to employee exercises of stock options, from the expected carry back of 2006 tax losses to offset taxable income in 2005, an adjustment of approximately $1.1 million to our estimated 2005 federal tax liability to the final federal tax return filed during the quarter, and an accrual for estimated state income and franchise tax liabilities. Other than the loss carry back benefit discussed above, no benefit has been recognized for the Company’s net deferred tax assets as management does not believe it is more likely than not that the deferred tax assets will be realized. The provision for income taxes for the nine months ended September 30, 2005, is principally due to federal and state income and franchise tax liabilities on operating income after adding back financial accounting for leases and other timing and permanent differences between financial accounting and tax, and from the gain on sale of our Alterra and Senior Med investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Net Loss and Property-Related Expense:

In comparing the net loss for the nine months ended September 30, 2006 and 2005, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$37,221	$34,427	$2,794	8.1%
Facility lease expense	33,264	30,658	2,606	8.5%
Interest expense	36,787	37,417	(630)	(1.7%)
Total property-related expense	$107,272	$102,502	$4,770	4.7%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$29,149	$29,152	$(3)	(0.0%)
Interest expense	31,046	31,683	(637)	(2.0%)
Straight-line lease expense	734	651	83	12.7%
Operating lease expense	32,530	30,008	2,522	8.4%
Total property-related lease expense	93,459	91,494	1,965	2.1%
Actual lease payments	(77,481)	(72,717)	(4,764)	6.6%
Expense in excess of lease payments	$15,978	$18,777	$(2,799)	(14.9%)

Our property-related expense associated with our leases exceeded our actual lease payments by $16.0 million and $18.8 million for the nine months ended September 30, 2006 and 2005, respectively. While the impact of lease accounting declined by $2.8 million in the first nine months of the current year from the comparable period last year due to the normal reversal of the timing differences, the total impact in both periods is significant to our overall operating results. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Loss from Discontinued Operations:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations,
net of tax benefit	$(50)	$(3,248)	$3,198	(98.5%)
As a percent of revenue	-	1.2%		(1.2)	ppt

The loss from discontinued operations for the nine months ended September 30, 2005, reflects an impairment loss of approximately $4.3 million from the sale of a facility in Nevada, partially offset by a gain of approximately $1.3 million from the sale of a facility in Washington.

Preferred dividends:

	Nine Months ended September 30,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Preferred dividends	$-	$599	$(599)	(100.0%)
As a percent of revenue	-	0.2%		(0.2)	ppt

Preferred dividends: For the nine months ended September 30, 2005, preferred dividends totaled $599,000. The Series B Stock was converted to common stock on June 30, 2005. The preferred dividends of $957,000 in the first quarter of 2005 were offset by the second quarter reversal of $358,000 in excess accrued dividends from the straight-line accounting treatment of scheduled dividend rate increases.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Of our 171 communities, we have operated 162 communities continuously since January 1, 2005, and define these as "Same Communities." Since our Biloxi community suffered significant damage from Katrina and was out of operation for approximately nine months, we have excluded it from this comparison. In addition, the analysis below excludes general and administrative expenses. The following table sets forth a comparison of same community results of operations for the three months ended September 30, 2006 and 2005.

	Three Months ended September 30,
	(In thousands)
			$ Δ	% Δ
	2006	2005	Fav / (Unfav)	Fav / (Unfav)
Revenue	$100,945	$94,145	$6,800	7.2%
Community operations *	(65,687)	(65,891)	204	0.3
Community operating income	35,258	28,254	7,004	24.8
Depreciation & amortization	(11,611)	(11,231)	(380)	(3.4)
Facility lease expense	(10,068)	(9,449)	(619)	(6.6)
Operating income	13,579	7,574	6,005	79.3
Interest expense, net	(10,967)	(11,342)	375	3.3
Operating income (loss) after interest expense	$2,612	$(3,768)	$6,380	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

These 162 communities represented $100.9 million or 94.1% of our total revenue of $107.3 million for the third quarter of 2006. The increase in same community revenues of $6.8 million was primarily due to improvements in average revenue per occupied unit, which accounted for approximately $5.4 million of the increase in revenue and the increase in occupancy, which accounted for approximately $1.4 million.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:

	Three Months ended September 30,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,125	$2,955	$170	5.7%

Average occupancy rate	85.8%	84.5%		1.3	ppt

A significant factor in explaining the minor increase in community operating expense of $204,000 was a $5.0 million adjustment to our professional and general liability insurance accrual in the quarter ended September 30, 2005, of which approximately $4.6 million related to the Same Communities. We recorded an additional $5.0 million professional and general liability insurance accrual to reflect the settlement experience of claims closed in the third quarter of 2005, primarily from claims originating in 2003 and 2004, and to reflect an updated estimate of ultimate losses for all years from 2002 to September 30, 2005, based upon an actuarial valuation report.

Another major factor impacting the change in community operating expense between the periods was a reduction in workers’ compensation expense of approximately $1.8 million and $677,000 in the third quarter of 2006 and 2005, respectively, for a net change of $1.1 million due to revised estimates of our ultimate exposure under our workers’ compensation programs. The adjustment in the third quarter of 2006 was based upon an actuarial valuation report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Exclusive of the general and professional liability insurance and worker’s compensation adjustments mentioned above, community operating expenses would have increased approximately $5.6 million primarily from increased costs for direct care labor and related employee taxes and benefits of $3.9 million. The increase also reflects increased utilities and facility repair and maintenance expenses of $909,000. The remaining increase of approximately $748,000 is primarily comprised of other general operating expenses of the communities, including food costs, marketing, property taxes, bad debts, supplies, and similar community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) increased by approximately $624,000, which primarily reflects the effect of lease terms that provide for periodic increases in rent and an increase in depreciation from increased capital expenditures to improve our properties, offset by an increase in interest income on restricted deposits, and a decrease in interest expense due to the pay down of principal balances.

Operating income (loss) after interest expense increased from a loss of $3.8 million to income of $2.6 million for a total improvement of $6.4 million from the comparable period of 2005 as a result of the changes discussed above. Exclusive of the general and professional liability insurance and workers’ compensation adjustments noted above, the improvement in operating results would be approximately $661,000. We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, net cash provided by operating activities was $3.7 million. The primary components of cash provided by operating activities for this period were depreciation and amortization of $37.2 million and non-cash stock option compensation of $2.2 million (due to implementation of SFAS 123R), partially offset by a net change in operating assets and liabilities of $26.2 million, amortization of deferred gain of $1.7 million, and $9.3 million of net loss from operations. The $26.2 million use of cash related to operating assets and liabilities is primarily comprised of those items detailed in the following table. For the nine months ended September 30, 2005, net cash provided by operating activities was $12.8 million. The primary components of operating cash provided by operating activities for this period were depreciation and amortization of $34.4 million, $4.3 million from the impairment of long-lived asset, and the net change in operating assets and liabilities of $5.6 million, partially offset by the gain on sale of our investment in Alterra and Senior Med of $23.6 million, the net gain on sale of properties of $1.3 million, the amortization of deferred gain of $1.7 million, and $6.3 million of net loss from operations.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Significant components of changes in operating assets and liabilities:
	Nine Months Ended September 30,
	2006	2005

Reduction of Texas settlement liability accruals, including interest	$(12,973)	$-
Payment of Texas Settlement	(5,600)	-
Refund of court bond related to Texas Settlement	1,725	-
Federal tax refund receivable, related to 2005 overpayment	(1,043)	-
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)	-
Professional and general liability accrual adjustment	(1,700)	5,008
Workers compensation accrual adjustment	(2,021)	(736)
Payment of semi-annual debenture interest	(1,830)	(2,000)
Payment of annual insurance premiums	(8,655)	(8,098)
Federal tax refund receivable, related to 2006 loss carryback	(2,258)	-
Texas Medicaid settlement accrual	1,272	-
All other activity, net	11,061	11,428
Net change in operating assets and liabilities	$(26,222)	$5,602

The Texas settlement impact of $16.8 million, the federal tax deposits of $4.2 million related to the Alterra transaction gain, and the federal tax refunds of $3.3 million, partially offset by the Texas Medicaid accrual of $1.3 million, a total of $23.0 million for 2006, are expected to be non-recurring items.

For the nine months ended September 30, 2006, cash used in investing activities was $25.2 million. The activities that used cash include $22.3 million for the acquisition of property and equipment and management and lease acquisition costs of $2.8 million. Net cash provided by investing activities amounted to $17.1 million for the nine months ended September 30, 2005, and was comprised primarily of proceeds from the sale of the Alterra investment of $25.0 million, partially offset by lease acquisition costs of approximately $1.8 million, and acquisitions of various property and equipment of approximately $7.3 million.

For the nine months ended September 30, 2006, net cash used in financing activities was $10.7 million. Activities resulting in a net cash decrease include $13.9 million for repayment of capital lease and financing obligations, $7.9 million for repayment of borrowings, and $2.6 million for the increase in restricted deposits, partially offset by proceeds from the Arbor Place debt of $8.0 million, proceeds from the issuance of common stock of approximately $4.2 million, and approximately $1.3 million from the tax benefit of stock compensation. For the nine months ended September 30, 2005, net cash used in financing activities was $15.0 million, consisting primarily of $1.1 million net repayment of long-term borrowings, repayment of capital lease and financing obligations of $11.7 million and restricted deposits of $2.0 million. We borrowed $32.2 million to refinance debt of $21.4 million and to pay accumulated preferred dividends of $10.8 million during the nine months ended September 30, 2005.

As of September 30, 2006, we had a working capital deficit of $34.3 million. We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $15.7 million of deferred revenue and unearned rental income. The level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for debt maturities of $80.7 million scheduled to be due in 2008.

We have incurred significant losses since our inception and have an accumulated deficit of $201.7 million as of September 30, 2006. We believe these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

occupancy rates remaining lower for longer periods than anticipated, and depreciation expense primarily from multiple capital and financing leases.

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

We refinanced substantially all of our debt obligations, extending the maturities of such financings to dates beyond October 2007, at which time we will need to refinance or otherwise repay the obligations. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same or other lenders or lessors. Such cross-default provisions affect the majority of our properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. At September 30, 2006, we were non-compliant with one or more covenants in certain of the leases and mortgages, but obtained waivers from the owners and lenders that expire on October 1, 2007. We were required to make additional security deposits of $1.1 million and $2.2 million during the three and nine month periods ending September 30, 2006, respectively, related to our non-compliance with debt and lease covenants.

As discussed above under the caption “Subsequent Event,” we expect to make an additional cash contribution of approximately $4.2 million in 2006 relating to our investment in a joint venture.

Based on our current operating initiatives and our current cash position, management believes that we will be able to generate positive operating cash flow, or will have adequate cash reserves, or the ability to obtain adequate financing to cover any potential operating shortfalls and necessary investing and financing activities, including required debt service and capital expenditures for at least the next twelve months.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at September 30, 2006, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$86,821	$2,858	$56,791	$4,870	$22,302
Capital lease and financing obligations, including current portion	613,279	21,429	53,121	68,202	470,527
Operating leases	308,893	41,038	83,648	81,546	102,661
Convertible debentures	26,575	-	26,575	-	-
	$1,035,568	$65,325	$220,135	$154,618	$595,490

The following table summarizes interest on our contractual obligations at September 30, 2006, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$21,684	$7,490	$8,249	$3,810	$2,135
Capital lease and financing obligations	334,642	40,346	76,138	68,467	149,691
Convertible debentures	3,322	1,661	1,661	-	-
	$359,648	$49,497	$86,048	$72,277	$151,826

Impact of Inflation

To date, inflation has not had a significant impact on us except for recent increases in utility costs, which increased approximately 10.2% per occupied unit for the nine months ended September 30, 2006, as compared to the comparable period of the prior year. However, inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for a resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. To the extent we rely upon governmental reimbursement programs, we have a limited ability to increase rates. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At September 30, 2006, we had no variable rate borrowings. However, we do have certain operating lease obligations based on LIBOR, with a LIBOR cap of approximately 5.3%. As of September 30, 2006, the LIBOR rate was at the 5.3% cap and we currently have no variable rate exposure for additional lease expense. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2006. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable.

Item 1. Legal Proceedings

From time to time, we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability. Accruals for these claims have been based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable. While we cannot predict the results with certainty, except as noted below, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity. A discussion of our general and professional liability is contained in our 2005 Form 10-K under "Significant Accounting Policies and Use of Estimates."

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

In February 2004, the California Public Interest Research Group brought an action against owners and operators of assisted living communities and senior housing facilities including us. The action sought, on behalf of residents of these facilities located in California, to recover move-in or preadmission fees that had been paid over the past three years as well as certain penalties. We defended this action vigorously and entered into a joint defense agreement with other operators in California. We believed recent court rulings in the case significantly eroded the viability of the plaintiff’s action. In September 2006, we settled this action for a nominal amount and agreed to provide a letter to the on-site manager of our licensed Residential Care Facilities that directs the manager to comply with the California Health and Safety Code Section 1569.881, by making the admission agreement available to the public upon request and posting it within the public view.

In March 2006, we received a request for documents from the Office of the Attorney General of Texas, in connection with its inquiry into compliance with certain Medicaid regulations at six of our communities in Texas that participate in the Community Based Alternative program of the Texas Department of Aging and Disability.  Participation in the program requires eligible rooms to have an area equipped with a sink, refrigerator, cooking appliance, adequate space for food preparation, and storage space for utensils and supplies.  An audit by the department revealed that some of the rooms used for residents in the program did not have some or all of those items.  We addressed the State's concerns raised in the audits and all rooms were equipped with the above regulatory requirements as of April 2006, at a cost of approximately $618,000.

We began settlement discussions with the attorney general's office in late May 2006 to resolve the matter.  Initially, the attorney general’s office sought $6.6 million, which equates to three times the total amount of all payments made to us by the State of Texas since the inception of our Medicaid contract, plus interest and attorney fees.  We responded in July 2006, advising the attorney general’s office that all the services for which Medicaid could, and did, lawfully pay were provided to the program residents despite the absence of some of the kitchen items.  Accordingly, recovery of the total of all payments made to us was unjustified.  The letter advised the attorney general's office that the absence of the required items during the period of non-compliance was valued at $176,000.  In August 2006, we offered to settle the matter for $500,000. In September 2006, the attorney general’s office responded to our August 2006 letter with an offer to settle for $3.6 million. This amount was based on the difference between the rate originally paid to us by the State, and the lower non-apartment rate available under the State Medicaid program, which was calculated at $1.1 million. The total settlement offer includes additional interest, attorney fees, and $2.3 million in treble damages. In October 2006, we responded to the attorney general’s office with an offer to settle for $1.3 million, which is equal to the State’s offer of $3.6 million less the $2.3 million in treble damages. The discussions are continuing.

While we believe we have incurred a liability in this matter, the range of possible outcomes is wide and the ultimate resolution is not readily determinable.  Accordingly, we have recorded an increase to our liability of $772,000 in the third quarter of 2006, in addition to $500,000 recorded in the second quarter of 2006, as our best estimate of the ultimate outcome.  We will assess our liability as discussions continue and will make adjustments, if any, to our recorded liability as more information becomes available to us.

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

Item 6. Exhibits

			Footnote
Number	Description		Number
10.87	Arbor Place Acquisition on July 1, 2006 of one 100 unit community
	10.87.1	LOAN AGREEMENT between ESC ARBOR PLACE, LLC, a Washington limited liability company and GENERAL
		ELECTRIC CAPITAL CORPORATION and THE OTHER FINANCIAL INSTITUTIONS WHO ARE OR HEREAFTER
		BECOME PARTIES TO THIS AGREEMENT Dated as of June 30, 2006	(2)
	10.87.2	PURCHASE and SALE AGREEMENT (Arbor Place)	(4)

10.9	2006 Equity Incentive Plan		(1)
	10.90.1	Stock Option Grant Notice/Stock Option Agreement under the Emeritus Corporation 2006 Equity Incentive Plan	(3)

31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated November 7, 2006.	(4)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated November 7, 2006.	(4)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated November 7, 2006.	(4)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated November 7, 2006.	(4)

Footnotes:

(1)	Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Schedule
DEF 14A on May 1, 2006.
(2)	Incorporated by reference to the indicated exhibit filed with the Company's Second Quarter Report on Form 10-Q
(File No. 1-14012) on August 8, 2006.
(3)	Filed as an exhibit to a Form 8-K filed on November 3, 2006, and incorporated herein by reference.
(4)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2006	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary