Form 10-K
period 2006-12-31
EMERITUS CORP\WA\
filed 2007-03-16
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2006.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark that there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a SHELL COMPANY (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2006, was $112,660,125.
Aggregate market value of common voting stock held by non-affiliates of the registrant as of February 28, 2007, was $167,794,555 .
As of February 28, 2007, 18,177,904 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K (items 10-14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed on or before April 30, 2007.

PART I

ITEM 1. BUSINESS

Overview

Emeritus was founded in 1993 and is one of the largest and most experienced national operators of assisted living and Alzheimer’s care residential communities. Our communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, but do not require the constant skilled nursing services provided in skilled nursing facilities. As of December 31, 2006, we operated, or had an interest in, 203 assisted living communities, consisting of approximately 16,513 units with a capacity for 20,149 residents. Our facilities are located in 35 states and include 10 communities that we own, 161 communities that we lease, and 32 communities that we manage, including 21 in which we hold joint venture interests. As of December 31, 2006, our facilities were 87.0% occupied. We generate approximately 86.7% of our revenues from private pay residents, which limits our exposure to government reimbursement risk.

We have 121 communities that offer Alzheimer’s and dementia care services with approximately 2,821 units in a mix of both free-standing facilities and as part of our standard assisted living facilities. We believe the need for Alzheimer’s and dementia care will continue to increase in the future. Today, there are an estimated 24 million people in the world with some form of dementia and 4.6 million new cases are diagnosed each year. In addition, the number of Americans with Alzheimer’s disease has doubled since 1980. By 2050 the number of individuals in the United States with dementia is expected to increase from 4.5 million to above 11.3 million. Dementia care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

Our portfolio of communities is highlighted by relatively new, high quality facilities that offer a significant number of amenities to our residents and which allows us to operate efficiently. Of our 203 communities, 133 have been built or opened since January 1, 1996. In addition, we have significantly upgraded many of our older communities to enhance their appearance and made improvements to kitchens, nurse call systems, dining and recreation areas, landscaping and electronic systems, including data transmission.

We strive to provide a wide variety of supported living services in a professionally managed environment that allows our residents to maintain dignity and independence. Our residents are typically unable to live independently, but do not require the intensive care provided in skilled nursing facilities. Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based in part on each resident’s individual service needs. We believe our residential assisted living and Alzheimer’s and related dementia care communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities, while also providing peace of mind knowing that staff is available should the need arise. In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming, are attractive to seniors who are inadequately served by independent living facilities.

We are focused on increasing our revenues and cash flows through a combination of initiatives:

•	continued occupancy rate growth to achieve stabilized levels.
•
continued expansion of our Alzheimer’s and related dementia care offerings to meet growing demand through expansions and conversions of existing communities, and further acquisition of existing dementia care communities.

•	ongoing assessment of resident care needs and local market pricing to optimize resident rates.
•	increased capacity via selective acquisitions, expansion of existing communities, and new community development.
•	continued cost efficiency gains derived from higher occupancy rates and economies of scale.

By executing these growth initiatives, we have witnessed a consistent improvement in our financial performance as evidenced by the following: revenue per unit increased from $2,869 in 2004 to $2,957 in 2005, and to $3,100 in 2006. In 2004, we embarked on a campaign to further increase our occupancy, particularly in communities we acquired during 2002 and 2003. Our average occupancy increased from 82.5% in 2004 to 84.5% in 2005, and then to 85.3% in 2006.

In 2006, our initiatives to enhance revenues produced the following successful results:

•	filled an additional 444 units and acquired another 89 occupied units, an increase of 4.8% in occupied units.
•	added a net 42 units of Alzheimer’s and related dementia care capacity
•	increased our average monthly revenue per unit by 4.8%.
•	increased our capacity through:
▪
management agreements for 1,512 units through a joint venture with Blackstone Real Estate Partners, with an additional 323 units expected to be added to our managed portfolio in the first quarter of 2007.

▪	the acquisition of a 101-unit community we previously managed.
▪	identification of expansion opportunities for 161 units of capacity at existing communities, 16 units of which opened during 2006.
▪	the development and opening of a new managed community.
▪	the groundbreaking for an additional development, which we anticipate opening as a managed community in 2007.

The Assisted Living and Alzheimer’s and related dementia care Industry

We believe that the assisted living and Alzheimer’s and related dementia care industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.

Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia, based in part on local regulations, in addition to our free-standing Alzheimer’s and related dementia care facilities.

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

•
Cost-Effectiveness. The average cost to care for a private pay patient in a skilled nursing home is above $119,500 per year in the top ten most costly markets. In contrast, assisted living services generally cost 30% to 50% less than skilled nursing facilities located in the same region. We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account. According to the MetLife Market Survey of Nursing Home & Home Care Costs published in September 2006, the national annual average cost of a year in a nursing home was $75,190 for a private room and $66,795 for a semi-private room. The survey evaluated the cost of assistance in a nursing home with the activities of daily living for a person suffering from a debilitation such as Parkinson's disease. It did not include costs for therapy, rehabilitation, or medications.

•
Demographics. The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 8.2% from approximately 18.2 million in 2005 to approximately 19.7 million by the year 2015. The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 25.5% from approximately 5.1 million in 2005 to 6.4 million by the year 2015. Furthermore, the number of persons afflicted with Alzheimer’s disease is also expected to grow in the coming years. According to data published in the August 2003 issue of the Archives of Neurology, an AMA publication, this population will increase 13.3% from the current 4.5 million to 5.1 million people by the year 2013. Nearly half of all Americans over the age of 85 have Alzheimer’s disease and the number of Americans with Alzheimer’s has doubled since 1980. Because Alzheimer’s disease and other forms of dementia are more likely to occur in people over the age of 85, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer’s disease and other forms of dementia in future years, absent breakthroughs in medical research.

•
Changing Family Dynamics. According to the U.S. Census Bureau, the median income of the elderly population is increasing. According to the 2005 supplement census data, more than 51% of the population over the age of 75 have incomes over $20,000 per year and slightly less than 40% have annual incomes of at least $25,000. Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased. In addition, the number of two-income households increased during the 1990's and the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population. As a result, many families that traditionally would have provided care to senior family members in their homes are now less able to do so. In addition, approximately 34% of the population from 75 to 79 years old live alone while 39% of those 85 and older live alone.

•
Supply/Demand Imbalance. While the senior population is growing significantly, the supply of skilled nursing beds per thousand of senior population is declining. We attribute this reduction to a number of factors in addition to the aging of the population. Many states, in an effort to maintain control of Medicaid expenditures on long-term care, have implemented more restrictive Certificate of Need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. We also believe that high construction costs and limits on government reimbursement for construction and start-up expenses have constrained the growth and supply of traditional skilled nursing beds. We believe that these factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with the activities of daily living but do not require 24-hour medical attention.

Competitive Strengths

We compete with other assisted living communities located in the areas where we operate. These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us. We believe that we have the following competitive strengths:

•
Lower Cost of Communities. As of December 31, 2006, the average cost per unit of our owned and leased communities was approximately $76,000. We believe that these costs are less than the current average replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry. We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

•
Memory Loss Services. The demand for memory loss services continues to grow. As of December 31, 2006, we have 121 communities that offer this type of care in a mix of both free-standing facilities and as part of our standard assisted living facilities. Our dementia care wings within our assisted living facilities enable us to attract residents who may experience mild dementia but do not currently require services, but may use those services in the near future. Where appropriate, we may place dementia residents in semi-private apartments to provide a lower cost alternative for those residents, but also serves to enhance our average rate per unit.

•
Large Operating Scale. We believe that our size gives us significant advantages over smaller operators. Given the scale of our operations, we selected the best operating systems and service alternatives and developed a set of best practices that we have implemented on a national scale. We also believe that, because of our size, we are able to purchase food, equipment, insurance, and employee benefits at lower costs, and to negotiate more favorable financing arrangements.

•
High Quality Communities. Of our 203 communities, 133 communities have been built and opened since January 1, 1996. In addition, we have significantly upgraded many of our older communities to improve their appearance and operating efficiency. These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems, and electronic systems, including those for data transmission, data sharing, and e-mail.

•
Geographic Diversification and Regional Focus. We operate our communities in 35 states across the United States. We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region. We believe that this also moderates the effects of regional employment and competitive conditions. Within each region, we have focused on establishing a critical mass of communities in secondary (those outside of major metropolitan areas) markets, which enables us to maximize operating efficiencies.

•
Experienced Management with Industry Relationships. We believe that we have strong senior leadership, with proven management skills in the assisted living industry. Daniel R. Baty (Baty), Chairman of the Board and Chief Executive Officer, Raymond R. Brandstrom, Vice President of Finance, Secretary and Chief Financial Officer, and Gary S. Becker Senior Vice President of Operations each have more than 31 years of experience in the long-term care industry, ranging from independent living to skilled nursing care. We believe that their combined experience and the relationships that they have developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital. In addition, our operating vice presidents have an average of 20 years of experience with major companies in the long-term care industry. We believe that this strong senior leadership, with proven management skills, will allow us to take advantage of the opportunities present in the assisted living industry.

Business Strategy

We believe that there is a significant demand for alternative long-term care services that are well-positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities. Our goal is to become the national leader in the assisted living segment of the long-term care industry through the following strategy:

•
Increased Focus on Operations and Occupancy. In recent years, we have been focusing on improving community performance through both increased occupancy and revenue per occupied unit. Initially, we focused most of our efforts on increasing occupancy across our portfolio. Having achieved a portion of our total goal by late 1999, we then shifted our efforts toward enhancing our rates, particularly in facilities that were substantially below market or industry averages. This rate strategy has led to increased rates across most of our portfolio. In 2005 and 2006, we focused on flexible fee offerings that build revenue and occupancy growth while meeting the changing needs of the residents. We believe that this continued focus on both rates and occupancy will continue to generate the incremental growth in margins we are striving to achieve.

•
Customer Service. Our approach to care is to address our residents’ entire needs from their physical health to their social well-being. We believe that this “holistic approach” enhances the quality of life and care for our residents. By using stay-enhancing revenue alternatives like non-related companion living, dementia care when necessary, diabetes management, our Brain Health and Wellness program, our Join-Their-

Journey program, and other flexible programming designed to meet the needs of the individual in our communities, we increase customer satisfaction and thereby increase occupancy.

•
Alzheimer’s and Dementia Care Markets. We will continue to explore new and existing markets where there is a significant demand for Alzheimer’s and dementia care services. We believe our signature Join-Their-Journey programming and Brain Health & Wellness programs are unique and appeal to this market segment. Our Join-Their-Journey program is focused on care that creates a familiar environment with individualized service and care plans to enhance the residents’ overall quality of life. This program is designed to ensure each resident feels comfortable, safe, valued, and well cared for. Recent research (as published in the Journal of Neuroscience and The Journal of the American Medical Association) suggests that learning, memory training, and other non-drug treatments may help aging Americans ward off declines in mental function. Our Brain Health program focuses on creating an environment that helps ward off those declines. In partnership with Dr. Paul Nussbaum, a nationally known clinical neuropsychologist who specializes in healthy aging across the lifespan, we have created a program that focuses on five specific areas that has shown promising results in warding off declines in mental function. We expect to roll this program out over the next 18 months to all of our communities.

•
Investment in Information Technology Infrastructure. We are committed to improving our information technology throughout the organization in an effort to enhance our knowledge base and our ability to make better business decisions. In 2006, we made significant investments in computer hardware and networking devices in our communities. We have piloted a care management program designed to manage and track resident care needs and services and launched a web-based lead management program in order to better manage potential leads and referral sources.

•
Selective Acquisition of Communities. In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement. As we have achieved these objectives, we expect to adjust our focus to actively purchase or lease communities that meet designated criteria. In general, we tend to favor acquisition opportunities that are in smaller cities or suburbs, enhance our current market coverage, require minimal upfront capital, are neutral or favorable to the Company’s cash flow, and present operational or financing efficiency opportunities not otherwise realized by the existing owner or operator. Between the years 2003 through 2006, we acquired additional communities that satisfied these criteria and we intend to continue to pursue acquisitions that meet these criteria. From the beginning of 2003 through 2006, we have doubled the number of communities in our consolidated portfolio from 85 to 171, while decreasing the number of our managed facilities from 95 to 32. This constitutes a net increase in our total operated portfolio of 23 communities. We now lease or own many of the communities we formerly managed. In 2006, we opened a managed community in Massachusetts; expanded facilities in Texas, Kansas, Colorado, and Mississippi; entered into a joint venture with Blackstone Real Estate Partners; and acquired a community in Washington.

•
Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors 75 and older in smaller cities and suburbs with populations of 50,000 to 150,000 persons. We believe that this segment of the senior community is the largest, broadest, and most stable.

[The rest of this page is intentionally left blank]

Resident Services.

Our assisted living communities offer residents a full range of services based on individual resident needs in a supportive “home-like” environment. By offering a full range of services, we can accommodate residents' needs. The services that we provide to our residents are designed to respond to their individual needs and to improve their quality of life.

Service Level	Type of Resident	Description of Care Provided
Basic services	All residents-independent, assisted living and those with Alzheimer’s and related dementia
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
Our assisted living services provided for each resident depend on the recommended level of care or assistance required by the individual. A thorough assessment of the individual's needs along with consultation with the resident, the resident's physician and the resident's family, determine the recommended level of care. The level of care is based on the degree of assistance the individual requires in several categories. Our categories of care include, but are not limited to:
•  medication management and supervision,

•  reminders for dining and recreational activities,

•  assistance with bathing, dressing, and grooming,

•  incontinence care and assistance,

•  social support,

•  dining assistance, and

•  miscellaneous services (including diabetic management, prescription medication reviews, transfers, and simple treatments).

Special Care Program (Alzheimer’s & related dementia)	Residents with Alzheimer’s and related dementia
We have designed our Special Care program to meet the health, psychological, and social needs of our residents diagnosed with Alzheimer's or related dementia. In a manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs. Some of the service areas that are key to providing the best care for our residents with Alzheimer's or related dementias center around:

•  personalized environment,

•  activities planned to support meaningful interactions,

•  specialized dining and hydration programs,

•  partnerships with families and significant others through support groups, one-on-one meetings, educational forums, and understanding behavior as a form of communication.

Service Revenue Sources

We rely primarily on our residents’ ability to pay our charges for services from their own or family resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities.

As third party reimbursement programs and other forms of payment continue to grow, we intend to pursue these alternative forms of payment, depending on the level of reimbursement provided in relation to the level of care provided. We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small. All sources of revenue other than residents’ private resources constitute less than 13.3% of our total revenues.

Management Activities

We provide management services to independent and related-party owners of assisted living communities. At December 31, 2005, the Company managed 14 communities and at December 31, 2006, managed 32 communities. The increase was primarily due to management arrangements, commencing December 1, 2006, for 20 communities owned by a joint venture (hereinafter referred to as “Blackstone JV”) between Blackstone Real Estate Partners and us in which we hold a 19% interest. During the same period, two owners of managed communities sold the communities, thereby terminating management services contracts. Of the 32 managed communities, 21 are owned by joint ventures in which we have an interest (one of which Mr. Baty has a financial interest), and seven are owned by entities in which Mr. Baty has an interest. Agreements typically provide for fees between 5% and 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues. Terms typically range from two to five years and may be renewed or renegotiated at the expiration of the term. However, our management agreements with Blackstone JV have a one-year term and are automatically renewed on 30-day successive periods at the end of the initial one-year term.

From the beginning of 2003 through 2006, we have decreased the number of our managed communities from 95 to 32 primarily by acquiring and leasing these communities. Management fees were approximately $1.9 million for 2006 and $2.0 million in 2005, compared to $4.7 million in 2004.

[The rest of this page is intentionally left blank]

Properties

As of December 31, 2006, we operated, or had an interest in, 203 assisted living communities, consisting of approximately 16,513 units with a capacity for 20,149 residents. Our facilities are located in 35 states. The following table summarizes our portfolio of communities as December 31, 2006.

	Number of
States	Communities	Units	Beds
Alabama	1	71	107
Arizona	10	716	868
Arkansas	3	253	253
California	11	1,038	1,328
Colorado	3	157	173
Connecticut	1	80	88
Delaware	2	152	173
Florida	22	2,393	2,922
Georgia	5	296	426
Idaho	5	368	418
Illinois	3	301	341
Indiana	3	209	321
Iowa	1	80	80
Kansas	4	240	272
Kentucky	1	80	88
Louisiana	4	319	367
Maryland	1	100	110
Massachusetts	6	543	577
Mississippi	6	472	538
Missouri	1	94	94
Montana	2	175	201
Nevada	3	212	270
New Jersey	5	543	555
New York	13	1,057	1,182
North Carolina	6	432	470
Ohio	4	336	362
Oregon	1	53	55
Pennsylvania	5	354	474
South Carolina	11	661	810
Tennessee	1	50	55
Texas	37	2,909	4,037
Utah	1	83	91
Virginia	7	523	712
Washington	13	1,063	1,199
West Virginia	1	100	132
35	203	16,513	20,149

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

Quality Assurance

We have an ongoing quality assurance process that occurs in each of our communities. Our program is designed to achieve resident and family member satisfaction with the care and services we provide. A quality assurance audit of care systems is done on a regular basis using the Service Excellence audit tools. The Service Excellence audit tool was developed by the corporate office in collaboration with the field operations teams and are completed by the field operations teams. All areas of community operations and care systems are reviewed and evaluated using this system. The audit includes an inspection of the community that evaluates the appearance of the exterior grounds, the appearance and cleanliness of the interior; the professionalism and friendliness of the staff, the quality of the dining experience, the quality of activities and programming; observance of residents in their daily living activities, and compliance with government regulations. Another quality control measure is a survey of residents and family members on a regular basis to monitor their perception of the quality of services provided to residents.

Our communities have established resident and/or family advisory committees that meet monthly. Staff member attendance is usually by invitation from the committee. Areas of significant concern are forwarded to the Executive Director for resolution. The committees have been created not only to foster a sense of community but also to respond to residents’ desires. The intention is to engage the committees in ongoing discussions with the communities about marketing, hospitality, and services that have a direct impact on the residents’ quality of life. The committees promote resident involvement and satisfaction, and enable the community management teams to be more responsive to the residents’ needs and desires. The committees assist us in meeting our goal of quality customer service based on addressing the residents’ entire needs from physical health, to their social and emotional well-being.

Administration

We employ an integrated structure of management, financial systems, and controls to maximize operating efficiency and contain costs. In addition, we have developed the internal procedures, policies, and standards we believe are necessary for effective operation and management of our assisted living communities. We have recruited seasoned key employees with years of experience in the long-term care services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

We have organized our operational structure into the Central, Eastern, and Western Operations. An operational vice president heads each group. Each group consists of one or more divisions under the direction of a divisional director. Each division consists of several operating regions headed by a regional director of operations who provides management support services for each of the communities in his/her respective region. An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements. We provide management support services to each of our residential communities, including establishing operating standards, recruiting, training, and financial and accounting services.

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

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters. Through these systems, we are able to monitor occupancy rates and operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner. We believe that our current data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2007. We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

Competition

The number of assisted living communities continues to grow in the United States. We believe that market saturation in some locales has had, and could continue to have, an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels. Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations. We anticipate that our source of competition will come from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic area in which we operate, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. We believe that quality of service, reputation, community location, physical appearance, and price will be significant competitive factors. Some of our competitors may have significantly greater resources, experience, and name recognition within the healthcare community than we do.

Government Regulation

Federal, state, and local authorities heavily regulate the healthcare industry. Regulations change frequently, and sometimes require us to make changes in our operations. We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses. Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities. In addition, federal, state and local officials are increasingly focusing their efforts on enforcement of these laws. Although requirements vary from state to state and community to community, in general, some of the laws and regulations that impact our industry include:

•	state and local laws impacting licensure,

•	consumer protection against deceptive practices,

•
laws affecting the management of property and equipment including living accommodations such as room size, number of bathrooms, ventilation, furnishing of resident units, and other physical plant specifications;

•
laws affecting how we otherwise conduct our operations, such as staff training, personnel education, records management; admission and discharge criteria; documentation and reporting requirements; as well as fire, health and safety laws and regulations, and privacy laws,

•
federal and state laws designed to protect Medicare and Medicaid, which mandate and define allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and responsibilities, and fraud,

•
federal and state residents’ rights statutes and regulations; Anti-Kickback and physicians referral (Stark) laws; and safety and health standards set by the Occupational Safety and Health Administration.

In several of the states in which we operate or intend to operate, we are prohibited from providing senior care services or expanding existing services without first obtaining the appropriate licenses such as a Certificate of Need. Senior living facilities may also be subject to state and/or local building, zoning, fire and food service codes and must be in compliance with these local codes before licensing or certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and facilities in existing markets. In addition, if any of our presently licensed facilities operates outside of its licensing authority, it may be subject to penalties, including closure of the facility. Assisted living facilities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Such unannounced surveys occur annually or bi-annually, or may occur following a state’s receipt of a complaint about the community. As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements. Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction but the reviewing agency typically has the authority to take further action against a licensed or certified facility. Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions. Failure to comply with applicable requirements could lead to enforcement action that can materially and adversely affect business and revenues. Loss, suspension or modification of a license may also cause the Company to default under our leases and/or trigger cross-defaults. Devoting management and staff time and legal resources to such investigations, as well as any material violation by us that is discovered in any such investigation, audit or review, could strain our resources and affect our profitability. In addition, regulatory oversight of construction efforts associated with refurbishment could cause us to lose residents and disrupt community operations. From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys.

Emeritus is also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Federal Anti-Kickback Law and the False Claims Act. The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) “any remuneration directly or indirectly, overtly or covertly, in cash or in kind” for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If an entity were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties. The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on providers and their payor sources. We are also subject to federal and state laws designed to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to HIPAA relating to the privacy of such information. In addition, many states have confidentiality laws, which in some cases may exceed the federal standard. We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA. Although these requirements affect the manner in which we handle health data and communicate with payors at communities, the cost of compliance does not have a material adverse effect on our business, financial condition or results of operations.

The federal and state laws governing assisted living are various and complex. While we endeavor to comply with all laws that regulate the licensure and operation of our communities, it is difficult to predict how our business could be affected if it were subject to an action alleging such violations.

Employees

At December 31, 2006, we had approximately 10,100 employees, including 7,700 full-time employees, of which 230 were employed at our corporate headquarters and regional offices. Of the 10,100 employees, 1,700 were employed in our managed communities, including 1,300 full-time employees. As of December 31, 2006, we had approximately 48 employees represented by a union at one of our communities in Florida and we have been involved in collective bargaining with that union but had not yet fully agreed upon the terms or consummated a collective bargaining agreement.  Our last bargaining session with the union took place on February 13, 2007.  Subsequently, we received evidence establishing that the union, in fact, no longer represented a majority of our employees that were the subject of the collective bargaining.  Based upon this evidence, and in accordance with applicable law,   we have withdrawn recognition from the union and terminated bargaining.  The union has yet to take any action to challenge this action. We believe that our relationship with employees is satisfactory. We are unaware of any union activity at any other communities.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel, particularly in nursing, in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.

Web Site

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

ITEM 1A. RISK FACTORS

Our business, results of operations and financial condition are subject to many risks, including, but not limited to, those set forth below:

The following important factors, among others, could cause actual operating results to differ materially from those expressed in forward-looking statements included in this report and presented elsewhere by our management from time to time. Do not place undue reliance on these forward-looking statements, which speak only as of the date of this report. A number of the matters and subject areas discussed in this report refer to potential future circumstances, operations and prospects, and therefore, are not historical or current facts. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations, which may materially differ from our actual future experience involving any one or more of such matters and subject areas as a result of various factors, including the effects of competition and economic conditions on the occupancy levels in our communities, including possible excess assisted living capacity; our ability under current market conditions to maintain and increase our resident charges without adversely affecting occupancy levels; our ability to control community operation expenses, including the management of costs largely beyond our control (such as insurance and utility costs) without adversely affecting the level of occupancy and resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our vulnerability to defaults as a result of noncompliance with various debt and lease covenants, including the effects of cross-default provisions; uncertainties relating to competition, construction, licensing, environmental regulation, and other matters that affect acquisition, disposition, and development of assisted living communities; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and uncertainties related to professional liability claims. We have attempted to identify, in context, certain of the factors that may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. We are not obligated to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. These and other factors are discussed in more detail below.

We have incurred losses since we began doing business, except for 2005, and may continue to incur losses for the foreseeable future. We organized and began operations in July 1993 and have operated at a loss since we began doing business, except for 2005. For 2006, 2005, and 2004, we recorded, before preferred dividends, a loss of $14.6 million, income of $12.3 million, and a loss of $40.5 million, respectively. Our net income in 2005 includes a gain on the sale of our investment in Alterra Healthcare Corporation (Alterra) of $55.4 million. We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities, as well as our inability (along with much of the assisted living industry) to increase occupancy rates at our communities, were among the causes of these losses. To date, at many of our communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flow from operations but not earnings for the Company as a whole. Our ongoing operations may not become profitable in line with our current expectations or may not become profitable at all.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and leases. At December 31, 2006, we had total debt of $86.5 million, with minimum principal payments of about $2.9 million due in 2007 and were obligated under both long-term operating and capital leases requiring minimum annual cash lease payments of which $103.4 million is payable in 2007. In addition, we will have approximately $54.6 million and $1.9 million in principal amount of debt repayment obligations that become due in 2008 and 2009, respectively. After the conversion of $16.1 million of debentures into common stock in March 2007, we have $10.5 million of debentures that are due on July 1, 2008. If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on our communities secured by the respective indebtedness or, in the case of a lease, could terminate our lease, resulting in loss of income and asset value. In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community. In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community. Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale-leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions. A substantial portion of our future cash flow will be devoted to debt service and lease payments. In the past, we have frequently been dependent on third party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future. In addition, we are periodically required to refinance these obligations as they mature. As a consequence of acquisitions of communities, we have substantially increased our leverage since 2003. Although our long-term debt decreased from $141.1 million at December 31, 2003, to $86.5 million at December 31, 2006, our obligations under long-term operating and capital leases increased from $722.4 million at December 31, 2003 to $1,231.9 million at December 31, 2006. Most of this increase took place in 2004. These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates at levels that would result in positive earnings. In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis. Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities. While our occupancy levels have increased each year since 2004, during the three years prior to that, occupancy levels declined, excluding the effects of acquired communities. We cannot guarantee that our occupancy levels will continue to increase.

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

We self-insure many of the liabilities we face. In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories. Many of these suits involve large claims and significant legal costs. We expect we will occasionally face such suits because of the nature of our business. We are responsible for the full loss of any professional liability claims. We also carry conventional commercial general liability insurance. Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business. Except on a very limited basis, we currently do not carry professional liability insurance and although we review our liability insurance annually, we may not be able to obtain third party liability insurance coverage in the future or, if available, on acceptable terms. During the past several years, retained losses relating to high self-insured retention and annual premiums have increased significantly, which have substantially compounded our costs associated with insurance and claims defense.

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

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline. The long-term care industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future. We believe that the industry is experiencing over-capacity in several of our markets, thereby intensifying competition and adversely affecting occupancy levels and pricing. We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities. We expect that competition will increase from new market entrants as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs. Many of these competitors may have substantially greater financial resources than we do. Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures. This could lead to lower occupancy rates or lower rate structures in our communities.

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

Market forces could undermine our efforts to attract seniors with sufficient resources. We rely on our residents’ abilities to pay our fees from their own or family financial resources. Generally, only seniors with income or assets meeting or exceeding the comparable median in the region where our assisted living communities are located can afford our fees. Inflation or other circumstances may undermine the ability of seniors to pay for our services. If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline.

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

Our chief executive officer, Daniel R. Baty, has personal interests that may conflict with ours due to his interest in Columbia-Pacific Group, Inc. Mr. Baty is the principal owner of Columbia-Pacific Group, Inc., a private company engaged in the development and operation of senior housing, assisted living communities, and hospitals in Asia and India. Columbia-Pacific and affiliated partnerships also own assisted living communities and independent living facilities in the United States, some of which we manage under various management agreements. These financial interests and management and financing responsibilities of Mr. Baty with respect to Columbia-Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

We have entered into agreements with a number of entities that are owned or controlled by Mr. Baty, whose interests with respect to these companies occasionally may conflict with ours. We currently have management agreements relating to seven communities owned by entities that are owned or controlled by Mr. Baty. There is a risk that the administration of these and any future arrangements could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.

Some of our recent transactions and the operations of certain communities that we manage are supported financially by Mr. Baty with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support. We currently manage seven communities owned by entities controlled by Mr. Baty. Mr. Baty was also the guarantor of a portion of our obligations under a 24-community lease with an entity in which Mr. Baty has an ownership interest. We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided us with financing in the amount of $18.0 million for two years. In 2004, he personally guaranteed $3.0 million of our obligations under a long-term lease with Health Care Property Investors, Inc. (HCP), an independent REIT, which continues to be in effect. Also in 2004, Mr. Baty guaranteed our obligations under a long-term lease relating to 20 communities. As part of this arrangement, which continues to be in effect, he shares in 50% of the cash flow, and is responsible for 50% of the cash deficiency, for these communities. We believe that we would be unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support. The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times. In addition, we cannot guarantee that such support will be available in the future.

We may be unable to attract and retain key management personnel. We depend upon, and will continue to depend upon, the services of Mr. Baty. The loss of Mr. Baty’s services, in part or in whole, could adversely affect our business and our results of operations. Mr. Baty has financial interests and management responsibilities with respect to Columbia-Pacific and its related partnerships. As a result, he does not devote his full time and efforts to Emeritus. We may be unable to attract and retain other qualified executive personnel critical to the success of our business.

Our costs of compliance with government regulations may significantly increase in the future. Federal, state, and local authorities heavily regulate the healthcare industry. Regulations change frequently, and sometimes require us to make expensive changes in our operations. A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could adversely affect our business and operating results. We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results. Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses. Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities. While these regulations and licensing requirements often vary significantly from state to state, they typically address:

•	state and local laws impacting licensure,

•	consumer protection against deceptive practices,

•
laws affecting the management of property and equipment including living accommodations such as room size, number of bathrooms, ventilation, furnishing of resident units, and other physical plant specifications;

•
laws affecting how we otherwise conduct our operations, such as staff training, personnel education, records management; admission and discharge criteria; documentation and reporting requirements; as well as fire, health and safety laws and regulations, and privacy laws,

•
federal and state laws designed to protect Medicare and Medicaid, which mandate and define allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and responsibilities, and fraud,

•
federal and state residents’ rights statutes and regulations; Anti-Kickback and physicians referral (Stark) laws; and safety and health standards set by the Occupational Safety and Health Administration.

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

Our share ownership and certain other factors may impede a proposed takeover of our business. As of March 2007, Mr. Baty controls about 33.3% of our outstanding common stock. Together, our directors and executive officers own, directly and indirectly, over 70.9% of the voting power of our outstanding common stock. Accordingly, Mr. Baty and the other members of our board and management would have significant influence over the outcome of matters submitted to our shareholders for a vote, including matters that would involve a change of control of Emeritus. Further, our Articles of Incorporation require a two-thirds supermajority vote to approve a business combination of Emeritus with another company that is not approved by the board of directors. Accordingly, the current management group and board of directors could prevent approval of such a business combination. We currently have a staggered board in which only one-third of the board stands for election each year. Thus, absent removals and resignations, a complete change in board membership could not be accomplished in fewer than approximately two calendar years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company does not have any unresolved staff comments as of December 31, 2006.

[The rest of this page is intentionally left blank]

ITEM 2. PROPERTIES

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas. Of our operating communities, 35 offer some independent living services and three are operated as skilled nursing facilities. The table below summarizes information regarding our current operating communities as of December 31, 2006.

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest
Alabama
Galleria Oaks *	Birmingham	Oct-2002	71	107	Lease

Arizona
Arbor at Olive Grove *	Phoenix	Jun-1994	98	111	Lease
Court at East Mesa *	Mesa	Dec-2006	52	56	Partnership (5)
Court at Peoria *	Peoria	Dec-2006	54	56	Partnership (5)
Court at Sun City West *	Sun City West	Dec-2006	54	56	Partnership (5)
Court at Tucson *	Tucson	Dec-2006	98	96	Partnership (5)
Loyalton of Flagstaff *	Flagstaff	Jun-1999	61	67	Lease (4)
Loyalton of Phoenix	Phoenix	Jan-1999	101	111	Lease (4)
Village Oaks at Chandler *	Chandler	Oct-2002	66	105	Lease
Village Oaks at Glendale *	Glendale	Oct-2002	66	105	Lease
Village Oaks at Mesa *	Mesa	Oct-2002	66	105	Lease

Arkansas
Trillium Park Retirement ~	Conway	Dec-2005	80	80	Own (3)
Wildflower Retirement ~	Russellville	Dec-2005	80	80	Own (3)
Willow Brook Retirement ~	Fort Smith	Dec-2005	93	93	Own (3)

California
Arbor Gardens at Corona *	Corona	Oct-2004	45	55	Lease (4)
Austin Gardens *	Lodi	Apr-2004	30	56	Lease (4)
Creston Village *	Paso Robles	Feb-1998	100	110	Lease (4)
Emerald Hills*	Auburn	Jun-1998	89	98	Lease
Fulton Villa*	Stockton	Mar-1995	80	80	Lease (2)
Loyalton of Folsom *	Folsom	Jan-2002	98	113	Lease (4)
Loyalton of Rancho Solano *	Fairfield	Mar-1998	172	189	Lease (4)
The Palms at Loma Linda	Loma Linda	Dec-2003	140	220	Own (3)
The Springs at Oceanside *	Oceanside	Dec-2003	113	236	Own (3)
The Terrace *	Grand Terrace	Mar-1996	87	87	Lease (4)
Villa Del Rey	Escondido	Mar-1997	84	84	Lease (2)

Colorado
Court at Colorado Springs *	Colorado Springs	Dec-2006	60	60	Partnership (5)
Court at Denver *	Denver	Dec-2006	60	68	Partnership (5)
Loyalton of Broadmoor	Colorado Springs	Dec-2003	37	45	Own (3)

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Connecticut
Cold Spring Commons *	Rocky Hill	Apr-1997	80	88	Lease

Delaware
Gardens at Whitechapel	Newark	Oct-1995	100	110	Lease (4)
Green Meadows at Dover *	Dover	Jul-1998	52	63	Lease

Florida
Barrington Place *	Lecanto	May-1996	79	120	Lease (4)
Beneva Park Club	Sarasota	Jul-1995	96	102	Option/Manage
College Park Club *	Bradenton	Jul-1995	85	93	Option/Manage
Gardens at Boynton Village	Boynton Beach	Dec-2006	127	127	Partnership (5)
Gardens at Dunedin *	Dunedin	Dec-2006	105	105	Partnership (5)
Gardens at Sarasota *	Dunedin	Dec-2006	96	107	Partnership (5)
La Casa Grande *	New Port Richey	May-1997	200	235	Lease (2)
Park Club of Brandon	Brandon	Jul-1995	88	88	Lease (4)
Park Club of Fort Myers *	Ft. Myers	Jul-1995	77	82	Lease (4)
Park Club of Oakbridge *	Lakeland	Jul-1995	88	88	Lease (4)
River Oaks *	Englewood	May-1997	155	200	Lease (2)
Springtree *	Sunrise	May-1996	179	246	Lease (4)
Stanford Centre *	Altamonte Springs	May-1997	118	180	Lease (2)
The Colonial Park Club *	Sarasota	Aug-1996	88	90	Lease (4)
The Lakes *	Ft. Myers	Jun-2000	154	190	Lease (4)
The Lodge at Mainlands *	Pinellas Park	Aug-1996	154	162	Option/Manage
The Pavillion at Crossing Pointe ~ *	Orlando	Jul-1995	174	190	Lease (4)
Village Oaks at Conway *	Orlando	Oct-2002	66	103	Lease
Village Oaks at Melbourne *	Melbourne	Oct-2002	66	103	Lease
Village Oaks at Orange Park	Orange Park	Oct-2002	66	103	Lease
Village Oaks at Southpoint *	Jacksonville	Oct-2002	66	103	Lease
Village Oaks at Tuskawilla	Winter Springs	Oct-2002	66	105	Lease

Georgia
Court at Decatur *	Decatur	Dec-2006	60	60	Partnership (5)
Court at Sandy Springs *	Atlanta	Dec-2006	52	127	Partnership (5)
Court at Vinings Place *	Smyrna	Dec-2006	52	56	Partnership (5)
Gardens at Sandy Springs	Atlanta	Dec-2006	102	127	Partnership (5)
Heritage Hills ~*	Columbia	Apr-2004	30	56	Lease (4)

Idaho
Highland Hills	Pocatello	Oct-1996	49	55	Lease (4)
Juniper Meadows	Lewiston	Nov-1997	82	90	Lease (2)
Loyalton of Coeur d'Alene ~	Coeur d' Alene	Mar-1996	108	114	Lease (4)
Ridge Wind	Chubbuck	Aug-1996	80	106	Lease (4)
Summer Wind	Boise	Sep-1995	49	53	Lease

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Illinois
Canterbury Ridge	Urbana	Nov-1998	101	111	Lease (4)
Loyalton of Rockford *	Rockford	Jun-2000	100	110	Lease (4)
Loyalton of Joliet ~	Joliet	Oct-2004	100	120	Lease (4)

Indiana
Meridian Oaks *	Indianapolis	Oct-2002	77	111	Lease
Village Oaks at Fort Wayne *	Fort Wayne	Oct-2002	66	105	Lease
Village Oaks at Greenwood *	Indianapolis	Oct-2002	66	105	Lease

Iowa
Silver Pines *	Cedar Rapids	Jan-1995	80	80	Lease (2)

Kansas
Court at Overland Park *	Overland Park	Dec-2006	54	56	Partnership (5)
Elm Grove Estates ~ *	Hutchinson	Apr-1997	121	133	Lease (4)
Liberal Springs	Liberal	Dec-2003	44	56	Own (3)
The Fairways of Augusta	Augusta	Dec-2003	21	27	Own (3)

Kentucky
Stonecreek Lodge	Louisville	Apr-1997	80	88	Lease

Louisiana
Kingsley Place at Alexandria *	Alexandria	May-2002	80	96	Lease
Kingsley Place at Lafayette *	Lafayette	May-2002	80	96	Lease
Kingsley Place at Lake Charles *	Lake Charles	May-2002	80	96	Lease
Kingsley Place at Shreveport *	Shreveport	May-2002	79	79	Lease (4)

Maryland
Loyalton of Hagerstown *	Hagerstown	Jul-1999	100	110	Lease (4)

Massachusetts
Canterbury Woods *	Attleboro	Jun-2000	130	130	Lease (4)
Isle at Emerald Court *	Tewksbury	Jun-2005	96	96	Manage
Meadow Lodge at Drum Hill	Chelmsford	Aug-1997	80	88	Lease (2)
The Lodge at Eddy Pond *	Auburn	Jan-2000	108	110	Lease (2)
The Pines at Tewksbury *	Tewksbury	Jan-1996	49	65	Lease (4)
Woods at Eddy Pond *	Auburn	Mar-1997	80	88	Lease

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Mississippi
Loyalton of Biloxi *	Biloxi	Jan-1999	83	91	Lease
Loyalton of Hattiesburg	Hattiesburg	Jul-1999	79	83	Lease (4)
Pine Meadows *	Hattiesburg	Apr-2004	30	56	Lease (4)
Ridgeland Pointe *	Ridgeland	Aug-1997	79	87	Lease (2)
Silverleaf Manor ~*	Meridian	Jul-1998	101	111	Lease (4)
Trace Point ~ *	Clinton	Oct-1999	100	110	Manage

Missouri
Autumn Ridge ~	Herculaneum	Jun-1997	94	94	Lease (4)

Montana
Hunters Glen	Missoula	Sep-2005	101	120	Lease
Springmeadows Residence	Bozeman	Apr-1997	74	81	Lease (2)

Nevada
Court at Reno *	Reno	Dec-2006	52	56	Partnership (5)
Village Oaks at Las Vegas *	Las Vegas	Oct-2002	66	105	Lease
The Seasons *	Reno	Feb-2002	94	109	Lease (4)

New Jersey
Gardens at Emerson	Emerson	Dec-2006	105	105	Partnership (5)
Gardens at Wayne	Wayne	Dec-2006	105	105	Partnership (5)
Gardens at West Orange	West Orange	Dec-2006	116	116	Partnership (5)
Laurel Lake Estates *	Voorhees	Jul-1995	117	119	Lease
Loyalton of Cape May *	Cape May	May-2001	100	110	Lease (4)

New York
Bassett Manor * (1)	Williamsville	Nov-1996	103	105	Lease
Bassett Park Manor (1)	Williamsville	Nov-1996	78	80	Lease
Bellevue Manor * (1)	Syracuse	Nov-1996	90	90	Lease
Colonie Manor (1)	Latham	Nov-1996	94	94	Lease
East Side Manor (1)	Fayetteville	Nov-1996	80	88	Lease
Green Meadows at Painted Post (1)	Painted Post	Oct-1995	73	96	Lease
Loyalton of Lakewood	Lakewood	Jul-1999	83	91	Lease (4)
Perinton Park Manor (1)	Fairport	Nov-1996	78	86	Lease
The Landing at Brockport *	Brockport	Jul-1999	84	92	Manage
The Landing at Queensbury *	Queensbury	Nov-1999	84	92	Manage
West Side Manor - Liverpool (1)	Liverpool	Nov-1996	78	80	Lease
West Side Manor - Rochester (1)	Rochester	Nov-1996	72	72	Lease
Woodland Manor (1)	Vestal	Nov-1996	60	116	Lease

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

North Carolina
Court at South Park *	Charlotte	Dec-2006	52	56	Partnership
Heritage Hills Retirement	Hendersonville	Feb-1996	99	99	Own
Heritage Lodge Assisted Living	Hendersonville	Feb-1996	20	24	Lease
Loyalton of Greensboro	Greensboro	May-2003	50	70	Lease
Pine Park Retirement ~	Hendersonville	Feb-1996	110	110	Lease
The Pines of Goldsboro	Goldsboro	Sep-1998	101	111	Lease (4)

Ohio
Brookside Estates *	Middleberg Heights	Sep-1998	99	101	Lease (4)
Gardens at Westlake	Westlake	Dec-2006	98	109	Manage
Loyalton of Ravenna *	Ravenna	May-2003	55	60	Lease
The Landing at Canton *	Canton	Aug-2000	84	92	Manage

Oregon
Meadowbrook	Ontario	Jun-1995	53	55	Lease (4)

Pennsylvania
Green Meadows at Allentown *	Allentown	Oct-1995	76	97	Lease
Green Meadows at Latrobe *	Latrobe	Oct-1995	84	125	Lease
Loyalton of Bloomsburg	Bloomsburg	May-2003	46	67	Lease
Loyalton of Creekview *	Mechanicsburg	May-2003	101	120	Lease
Loyalton of Harrisburg *	Harrisburg	May-2003	47	65	Lease

South Carolina
Anderson Place - Cottages	Anderson	Oct-1996	75	75	Lease (4)
Anderson Place - Nursing Home #	Anderson	Oct-1996	22	44	Lease (4)
Anderson Place - Summer House ~	Anderson	Oct-1996	30	40	Lease (4)
Bellaire Place	Greenville	May-1997	81	89	Lease (4)
Countryside Park	Easley	Feb-1996	48	66	Lease
Countryside Village Assisted Living	Easley	Feb-1996	48	78	Lease
Countryside Village Health Center # *	Easley	Feb-1996	24	44	Lease
Countryside Village Retirement ~	Easley	Feb-1996	72	75	Lease
Skylyn Health Center # *	Spartanburg	Feb-1996	26	48	Lease
Skylyn Personal Care	Spartanburg	Feb-1996	115	131	Lease
Skylyn Retirement ~	Spartanburg	Feb-1996	120	120	Lease

Tennessee
Walking Horse Meadows *	Clarkesville	Jun-1997	50	55	Option/Manage

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Texas
Amber Oaks *	San Antonio	Apr-1997	163	275	Lease
Beckett Meadows *	Austin	Oct-2002	72	72	Lease (4)
Cambria Lodge *	El Paso	Sep-1996	79	87	Lease
Champion Oaks	Houston	Oct-2002	48	84	Lease
Collin Oaks *	Plano	Oct-2002	78	112	Lease
Creekside *	Plano	Apr-2004	30	56	Lease (4)
Desert Springs *	El Paso	Apr-2004	30	56	Lease (4)
Dowlen Oaks	Beaumont	Dec-1996	79	87	Lease (4)
Eastman Estates	Longview	Jun-1997	70	77	Lease (4)
Elmbrook Estates	Lubbock	Dec-1996	95	103	Lease (4)
Hamilton House *	San Antonio	Sep-2002	111	123	Lease
Kingsley Place at Henderson *	Henderson	May-2002	57	101	Lease (4)
Kingsley Place at Oakwell Farms *	San Antonio	May-2002	80	160	Lease (4)
Kingsley Place at Stonebridge Ranch *	McKinney	May-2002	80	166	Lease (4)
Kingsley Place at the Medical Center *	San Antonio	May-2002	80	160	Lease (4)
Lakeridge Place *	Wichita Falls	Jun-1997	79	87	Lease (4)
Loyalton of Austin *	Austin	Oct-2002	76	111	Lease
Loyalton of Lake Highlands *	Dallas	Oct-2002	78	112	Lease
Meadowlands Terrace *	Waco	Jun-1997	71	78	Lease (4)
Memorial Oaks *	Houston	Oct-2002	68	105	Lease
Myrtlewood Estates *	San Angelo	May-1997	79	87	Lease (4)
Oak Hollow *	Bedford	Apr-2004	30	56	Lease (4)
Pinehurst *	Tyler	Apr-2004	30	56	Lease (4)
Quail Ridge *	Lubbock	Mar-2005	30	56	Lease (4)
Redwood Springs	San Marcos	Apr-1997	90	90	Lease
Saddleridge Lodge	Midland	Dec-1996	79	87	Lease (4)
Seville Estates *	Amarillo	Mar-1997	50	55	Lease (4)
Sherwood Place	Odessa	Sep-1996	79	87	Lease
Stonebridge *	Dallas	Apr-2004	30	56	Lease (4)
Sugar Land Oaks *	Sugar Land	Oct-2002	75	110	Lease
Tanglewood Oaks *	Fort Worth	Oct-2002	78	112	Lease
The Palisades	El Paso	Apr-1997	158	215	Lease
Vickery Towers at Belmont ~ *	Dallas	Apr-1995	301	331	Manage
Village Oaks at Cielo Vista	El Paso	Oct-2002	66	105	Lease
Village Oaks at Farmers Branch *	Farmers Branch	Oct-2002	66	105	Lease
Village Oaks at Hollywood Park *	San Antonio	Oct-2002	66	105	Lease
Woodbridge Estates	San Antonio	Oct-2002	78	112	Lease

Utah
Emeritus Estates *	Ogden	Feb-1998	83	91	Lease (4)

		Emeritus
		Operations	Units	Beds
Community	Location	Commenced	(a)	(b)	Interest

Virginia
Cobblestones at Fairmont	Manassas	Sep-1996	75	82	Lease (2)
Court at Roanoke *	Roanoke	Dec-2006	56	56	Partnership (5)
Loyalton of Danville *	Danville	May-2003	68	120	Lease
Loyalton of Harrisonburg *	Harrisonburg	May-2003	57	114	Lease
Loyalton of Roanoke	Roanoke	May-2003	65	118	Lease
Loyalton of Staunton *	Staunton	Jul-1999	101	111	Lease (4)
Wilburn Gardens *	Fredericksburg	Jan-1999	101	111	Lease

Washington
Arbor Place at Silverlake	Everett	Jun-1999	101	111	Own
Cooper George ~	Spokane	Jun-1996	140	158	Partnership
Emeritus Oaks of Silverdale *	Silverdale	Nov-2003	46	52	Lease
Evergreen Lodge	Federal Way	Apr-1996	98	124	Lease (4)
Fairhaven Estates	Bellingham	Oct-1996	50	55	Lease (4)
Garrison Creek Lodge	Walla Walla	Jun-1996	80	88	Lease
Harbour Pointe Shores	Ocean Shores	Feb-1997	50	55	Lease (4)
Kirkland Lodge at Lakeside	Kirkland	Mar-1996	74	84	Lease (2)
Renton Villa	Renton	Sep-1993	79	97	Lease
Richland Gardens	Richland	May-1998	100	110	Lease (4)
Seabrook	Everett	Jun-1994	60	62	Lease
The Courtyard at the Willows	Puyallup	Sep-1997	101	111	Lease (2)
The Hearthstone	Moses Lake	Nov-1996	84	92	Lease (4)

West Virginia
Charleston Gardens *	Charleston	Aug-2001	100	132	Lease (4)

Total Operating Communities		203	16,513	20,149

~	Currently offers independent living services.

#	Currently operates as a skilled nursing facility.

*	Currently offers memory loss (Alzheimer's or related dementia) care.

(a)	A unit is a single- or double-occupancy residential living space, typically an apartment or studio.

(b)	“Beds” reflects the actual number of beds, which in no event is greater than the maximum number of licensed beds allowed under the community’s license.

1)	We provide administrative services to the community that is operated by Painted Post Partners through a lease agreement with an independent party.

2)
These leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

3)
Due to financing requirements, assets of these communities are held by one of our wholly owned subsidiaries. It is management's intention that the assets of the subsidiary are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiary except as otherwise provided in connection with these financing requirements.

4)
Leases for these communities are accounted for as capital leases. For communities under capital lease arrangements, an asset is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term and a corresponding long-term liability is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease.

5)	Communities managed by us. These communities were acquired by Blackstone JV.

Executive Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 32,800 square feet of space. Our lease agreement runs for a term of 10 years, expiring July 2016, and includes one five-year renewal option.

[The rest of this page is intentionally left blank]

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

In February 2005, a San Antonio, Texas, jury found one of our assisted living communities negligent in the care of a resident. The jury awarded a verdict against us in the amount of $1.5 million in compensatory damages and $18.0 million in punitive damages. We appealed the verdict but recorded a liability accrual of $18.7 million in the fourth quarter of 2004 and accrued interest of $766,000 on the unpaid judgment at the rate of 5% per annum during 2005. In March 2006, we settled the action for $5.6 million. In the first quarter of 2006, we reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million.

In March 2006, the Texas attorney general’s office began an inquiry into compliance with certain Medicaid regulations at six of our communities in Texas that participate in the Community Based Alternative program of the Texas Department of Aging and Disability. Participation in the program requires eligible rooms to have an area equipped with a sink, refrigerator, cooking appliance, adequate space for food preparation, and storage space for utensils and supplies. An audit by the department revealed that some of the rooms used for residents in the program did not have some or all of those items. We addressed the State's concerns raised in the audits and all rooms were equipped with the above regulatory requirements as of April 2006, at a cost of approximately $618,000.

The attorney general’s office also sought $6.6 million, which equates to three times the total amount of all payments made to us by the State of Texas since the inception of our Medicaid contract, plus interest and attorney fees. We responded that all the services for which Medicaid lawfully paid were provided to the program residents despite the absence of some of the kitchen items and therefore, recovery of the total of all payments made to us was unjustified. As a result of continuing settlement discussions between the attorney general’s office and us, there is a tentative agreement to settle the claim for approximately $1.9 million.

We have recorded a liability of $1.9 million in 2006, as our best estimate of the ultimate outcome based on this tentative agreement. We will assess our liability as final agreements are negotiated and will make adjustments, if any, to our recorded liability as more information becomes available to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2006.

[The rest of this page is intentionally left blank]

Executive Officers of Emeritus

The following table presents certain information about our executive officers.

Name	Age	Position

Daniel R. Baty	63	Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom	54	Vice President of Finance, Secretary, and Chief Financial Officer
Gary S. Becker	59	Senior Vice President of Operations
Martin D. Roffe	59	Vice President, Financial Planning
Frank Ruffo, Jr.	64	Vice President, Administration
Suzette McCanless	58	Vice President, Operations -- Eastern Division
P. Kacy Kang	39	Vice President, Operations -- Western Division
Christopher M. Belford	45	Vice President, Operations -- Central Division

Daniel R. Baty, one of Emeritus’s founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Management, Inc. Both of these companies are wholly owned by Mr. Baty and are engaged in developing independent and assisted living facilities and providing consulting services for that market. Mr. Baty is the father of Stanley L. Baty, a director.

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

Gary S. Becker joined Emeritus as Western Division Director in January 1997, was promoted to Vice President, Operations-Western Division in September 1999, and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 32 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. Sun Healthcare Group, Inc. is one of the largest providers of long-term, subacute, and related specialty health care services in the United States.

Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999. Mr. Roffe has 33 years experience in the acute care, long-term care, and senior housing industries. Prior to joining Emeritus, from May 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for the Hillhaven Corporation, where he also held the previous positions of Sr. Application Analyst and Director of Financial Planning. Hillhaven Corporation operated nursing centers, pharmacies, and retirement housing communities.

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

From 1976 to 1989, Mr. Ruffo was Vice President/Senior Vice President of Hillhaven Corporation, then the second largest skilled care provider in the United States. Mr. Ruffo retired as Vice-President, Administration of Emeritus on December 31, 2006.

Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President of Operations - Eastern Division, in September 1999. Mrs. McCanless has 25 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., where she also held the previous positions of Administrator and Regional Director of Operations. The business of Beverly Enterprises, Inc. consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics, and rehabilitation therapy services.

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

[The rest of this page is intentionally left blank]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the American Stock Exchange under the symbol “ESC” since November 21, 1995, the date of our initial public offering. The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on AMEX.

	2006		2005
	High	Low	High	Low

First Quarter	$25.11	$20.40	$15.52	$11.10
Second Quarter	$22.15	$18.75	$14.20	$12.25
Third Quarter	$21.97	$16.76	$17.74	$14.41
Fourth Quarter	$25.05	$21.22	$21.45	$17.25

As of February 28, 2007, we had 91 holders of record of our Common Stock.

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

Performance Graph

The following graph compares the cumulative total return on shares of our common stock with the cumulative total return of the S & P Smallcap 600 index, AMEX Composite Index, and two customized peer groups selected by us for the period beginning on December 31, 2001, and ending on December 31, 2006. In making this comparison, we have assumed an investment of $100 in shares of the Company's common stock, S & P Smallcap 600 index, AMEX Composite Index, and the two peer groups, with all dividends reinvested. Stock price performance shown below for the common stock is historical and not necessarily indicative of future price performance.

	12/01	12/02	12/03	12/04	12/05	12/06

Emeritus Corporation	100.00	255.45	389.10	611.37	992.89	1177.73
S & P Smallcap 600	100.00	85.37	118.48	145.32	156.48	180.14
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
Old Peer Group	100.00	85.53	138.35	161.37	242.72	225.72
New Peer Group	100.00	85.53	140.85	168.56	247.52	326.07

Given the relative volatility of the assisted living industry, we revise our peer group from time to time to include companies that have entered the assisted living market. As the industry begins to mature and consolidate, we remove certain companies previously included in our peer group as they are acquired or as their focus of services shifts away from the assisted living residences.

Due to consolidation of the industry in the last couple of years, the old peer group had shrunk to two companies, which are: Capital Senior Living Corp. and Sunrise Senior Living Inc. The Company has expanded its original peer group to include four companies in order to provide the investors with a better comparison. The new peer group consists of the two remaining companies in the old peer group plus Brookdale Senior Living, Inc. and Five Star Quality Care, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2006, including the 2006 Equity Incentive Plan, the 1995 Stock Incentive Plan, including directors, and the Employee Stock Purchase Plan. The material terms of each of these plans and arrangements are described in Note (8) “Shareholders’ Deficit” to “Notes to Consolidated Financial Statements.”

			Number of shares remaining		Total of
	Number of shares to be		available for future issuance		shares
	issued upon exercise of	Weighted-average exercise	under equity compensation		reflected in
	outstanding options,	price of outstanding options,	plans excluding shares		columns (a)
	warrants and rights	warrants and rights	reflected in column (a)		and (c)
Plan Category	(a)	(b)	(c)		(d)

Equity compensation plans
approved by shareholders	1,510,189	$9.09	873,257	(1)	2,383,446

Equity compensation plans
not approved by shareholders	-	-	-		-

Total	1,510,189	$9.09	873,257		2,383,446

__________________

(1) Represents 181,757 shares available for purchase under the Employee Stock Purchase Plan and 691,500 shares available for grant under the 2006 Equity Incentive Plan and the 1995 Stock Incentive Plan, which includes director stock options.

Sales of Unregistered Securities; Repurchase of Securities

We did not make any sales of unregistered securities or repurchases of securities during the three months ended December 31, 2006.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2006, are derived from the consolidated financial statements of Emeritus Corporation. The consolidated balance sheets as of December 31, 2006 and 2005, and consolidated statements of operations for each of the years in the three-year period ended December 31, 2006, are included elsewhere in this document.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$421,865	$387,732	$316,866	$201,690	$149,569
Total operating expenses	393,706	375,663	316,561	192,079	146,892
Operating income from continuing operations	28,159	12,069	305	9,611	2,677
Net other income (expense)	(45,771)	11,788	(40,030)	(15,934)	(9,319)
Income (loss) from continuing operations before income taxes	(17,612)	23,857	(39,725)	(6,323)	(6,642)
Benefit of (provision for) income taxes	3,044	(9,358)	(1,188)	(418)	-
Income (loss) from continuing operations	(14,568)	14,499	(40,913)	(6,741)	(6,642)
Income (loss) from discontinued operations, net of tax benefit	(50)	(2,197)	373	(1,340)	187
Net income (loss)	(14,618)	12,302	(40,540)	(8,081)	(6,455)
Preferred stock dividends	-	(599)	(3,737)	(6,238)	(7,343)
Gain on repurchase of Series A preferred stock	-	-	-	14,523	-
Net income (loss) to common shareholders	$(14,618)	$11,703	$(44,277)	$204	$(13,798)

Basic income (loss) per common share:
Continuing operations	$(0.82)	$1.02	$(4.21)	$0.15	$(1.37)
Discontinued operations	-	(0.16)	0.04	(0.13)	0.02
	$(0.82)	$0.86	$(4.17)	$0.02	$(1.35)

Diluted income (loss) per common share:
Continuing operations	$(0.82)	$0.81	$(4.21)	$0.14	$(1.37)
Discontinued operations	-	(0.12)	0.04	(0.12)	0.02
	$(0.82)	$0.69	$(4.17)	$0.02	$(1.35)

Weighted average number of common shares outstanding:
Basic	17,774	13,625	10,623	10,255	10,207
Diluted	17,774	18,305	10,623	11,521	10,207

Consolidated Operating Data (See Item 7):
Communities we own, lease, or manage	203	184	181	175	180
Number of units	16,513	15,095	14,851	14,845	15,762

	December 31,
	2006	2005	2004	2003	2002
		(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,049	$56,413	$10,748	$6,368	$7,301
Working capital (deficit)	$(41,877)	$(28,808)	$(70,603)	$(38,285)	$(27,618)
Total assets	$703,060	$747,770	$718,969	$389,794	$203,820
Long-term debt, less current portion	$83,597	$77,650	$50,528	$136,388	$119,887
Capital lease and financing obligations, less current portion	$585,912	$607,677	$614,046	$215,324	$40,949
Convertible debentures, less current portion	$26,575	$26,625	$32,000	$32,000	$32,000
Redeemable preferred stock	$-	$-	$-	$-	$25,000
Shareholders' deficit	$(119,032)	$(113,073)	$(128,319)	$(86,927)	$(89,834)

[The rest of this page is intentionally left blank]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Emeritus is a Washington corporation founded by Daniel R. Baty and two other long-time associates in 1993. Mr. Baty is chairman of our board of directors, chief executive officer, and one of our largest shareholders. He is also a party to a number of agreements with us and is referred to frequently in discussions of the business. In November 1995, we completed our initial public offering.

From 1995 through 1999, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became over-built, creating an environment characterized by sluggish or falling occupancy and market resistance to rate increases. As a result, in 2000 we began an increased focus first on raising our occupancy and later on rate development, operating efficiencies, and cost controls. This focus has continued throughout 2005 and 2006.

We believe the operating environment of the assisted living industry has been improving over the past several years resulting in occupancy gains and increases in the average monthly rate. These operating improvements have also resulted in greater access to capital. We believe these dynamics have resulted in the consolidation of smaller local and regional operators into the larger national operators, and anticipate this consolidation of the industry will continue. Because of these circumstances, we have been able to complete several acquisitions or leases in the last few years, although at a slower pace in 2005 and 2006. Although opportunities for further expansion have been available over the past two years, we have been selective in our growth as we have seen a sharp increase in market prices. As a result, we have focused more on internal growth through expansion of existing properties and construction of new communities. We currently have expansion projects in eight of our communities and will continue to look at other expansion opportunities where the market conditions are favorable. In addition, we have several development projects in various stages of completion in several locations.

Since the beginning of 2003, we have converted 60 of our managed properties to owned or leased, terminated management agreements on 25 communities, and entered into new management contracts on 22 communities, resulting in a decline of managed properties from 95 at the beginning of 2003 to 32 at the end of 2006. In addition, we have completed sale/leaseback transactions on 15 communities, acquired nine (one of which we formerly managed) and disposed of two properties, resulting in a decline of owned properties from 18 to 10 over the same period. Finally, we have converted 59 properties from managed to leased, acquired 21 new leased properties, converted 15 from owned to leased, and terminated one lease over that period, resulting in an increase of leased properties from 67 to 161. Those communities we own and lease, and which are included in our consolidated portfolio, increased from 85 at the beginning of 2003 to 171 at the end of 2006, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2007, we expect to continue our focus on increasing occupancy and rates, as well as reviewing acquisition opportunities that meet our criteria.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table sets forth a summary of our property interests.
	As of December 31,		As of December 31,		As of December 31,
	2006		2005		2004
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	10	808	9	707	6	454
Leased (2)	161	12,821	161	12,805	158	12,589
Consolidated Portfolio	171	13,629	170	13,512	164	13,043
Managed/Admin Services (3)	11	1,232	13	1,443	16	1,668
Joint Venture/Partnership (4)	21	1,652	1	140	1	140
Operated Portfolio	203	16,513	184	15,095	181	14,851

Percentage increase (decrease) (5)	10.3%	9.4%	1.7%	1.6%	3.4%	0.0%
(1)	Owned communities increased since December 2004 due to the acquisition of three communities in Arkansas and one in Washington.
(2)
Of the leased communities at December 31, 2006, 77 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 70 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 14 leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

(3)	Since 2004, we have terminated management agreements on six communities and started management of one building in December 2006.
(4)	In December 2006, we began managing 20 communities from a joint venture in which we hold a 19% interest.
(5)	The percentage increase indicates the change from the prior year.

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities. We rely primarily on our residents' ability to pay our charges for services from their own or family resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. In this context, we must be sensitive to our residents' financial circumstances and remain aware that rates and occupancy are interrelated.

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

In our consolidated portfolio, our average monthly revenue per unit increased from $2,869 to $2,957 and to $3,100 in 2004, 2005, and 2006, respectively. The change from 2005 to 2006 represents an increase of $143, or 4.8% and from 2004 to 2005, an increase of $88, or 3.1%. This level of increase is partially due to repositioning several groups of our acquired communities over the past year to be more rate-competitive and to establish a new presence in their respective markets. In addition, increased competition in certain locations has prevented us from raising rates to the extent we otherwise would have desired.

In our consolidated portfolio, our average occupancy rate was 82.5% in 2004, increasing to 84.5% and 85.3% in 2005 and 2006, respectively. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units as well as our own actions and policies. We continue to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

evaluate the factors of rate and occupancy to find the optimum balance in each community, as witnessed by the increase in occupancy rates and average monthly revenue per unit from 2003 through 2006.

Since our inception in 1993, we have incurred operating losses totaling approximately $207.0 million as of December 31, 2006. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated. While we have realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until such time as our occupancy stabilizes at levels of approximately 93%. Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

Significant Transactions

From 2004 through 2006, and continuing into 2007, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure. These transactions are summarized below.

2006 Blackstone Joint Venture

We hold a 19.0% interest in a joint venture (Blackstone JV) that acquired 21 properties in December 2006, for a price of $165.5 million. Blackstone JV expects to acquire four additional properties for $24.5 million in the first half of 2007 after licensing and lender approvals are obtained. The portfolio consists of 24 assisted living and dementia care communities and one skilled nursing facility and includes 1,990 units.

Blackstone JV obtained $167.0 million in available mortgage financing from GE Capital, of which $158.7 million is available to purchase properties and $8.3 million is reserved for capital improvements and interest funding. At the initial closing of 21 properties, the joint venture drew on $139.9 million of the financing commitment. The financing has a five-year term, maturing in December 2011, and bears interest at London Interbank Offering Rate (LIBOR) plus 2.35%, adjusted monthly. For December 2006, the interest rate was 7.699%. Payments are interest only for the first two years, but this feature could extend for the five-year term if certain performance benchmarks are achieved; otherwise, beginning in the third year, principal and interest payments are required based on excess cash flow. After the first year, the financing agreement contains a financial covenant requiring that the portfolio maintain annual net operating income, as defined, equal to at least 10% of the then outstanding mortgage balance.

The total initial capital commitment of Blackstone JV partners is expected to be approximately $37.3 million, including the non-financed portion of the purchase price, transaction costs and escrow reserve requirements of $5.0 million, and initial working capital of $1.0 million. Our expected initial contribution is $7.1 million, of which $6.2 million was paid in 2006.

We formed Blackstone JV with Blackstone Real Property Group (Blackstone) in October 2006. We are the administrative member responsible for day-to-day operations. Blackstone holds the remaining 81.0% interest in Blackstone JV and has final authority with respect to all major decisions of the joint venture. The joint venture agreement provides that capital contributions and distributions are in proportion to percentage interests, but we are entitled to additional distributions if certain performance targets are met. We have a right of first opportunity if Blackstone JV sells all or any of the properties or Blackstone sells its joint venture interest. We are prohibited from selling our joint venture interest without Blackstone’s consent. Pursuant to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

management agreements with Blackstone JV, we manage 20 of the properties for a fee equal to 5.0% of gross revenues collected.

We account for our investment in Blackstone JV under the equity method of accounting and, after elimination of our related ownership interests, we recorded equity losses of approximately $104,000 and management fee income of approximately $166,000 for the month and year ended December 31, 2006.

Alterra Transactions

In October 2003, we formed a joint venture with Fortress Investment Group LLC, a New York based private equity fund, and NW Select LLC, an entity controlled by Mr. Baty, with interests of 25%, 50% and 25%, respectively. Our investment in the joint venture was $7.7 million. The purpose of the joint venture was to acquire Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin. Our interest in the joint venture, which initially was a limited liability company, was accounted for on the equity method and we recognized a loss of $794,000 in the first quarter of 2004 as our portion of Alterra’s net losses. Beginning February 1, 2004, the joint venture converted to a corporation and our interest was thereafter accounted for as an investment on the cost basis.

In June 2005, we sold 50% of our interests in the joint venture to Fortress for $25 million. In November 2005, we sold our remaining interest in the joint venture through a public offering of common stock of Brookdale Senior Living, Inc., which had acquired the joint venture. As a result of these transactions, we received approximately $62.3 million in net proceeds and recognized gains of approximately $55.4 million in 2005. We have no further interest in Brookdale.

Emeritrust Transactions

In September 2004, we completed the lease of 18 of 20 communities, with the remaining two communities leased in 2005. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by a real estate investment trust (REIT) and leased to us. The lease provides for a 15-year term, with one 15-year renewal option. The initial lease payment was approximately $14.7 million per year, with annual lease inflators based on the change in the consumer price, not to exceed an annual ceiling. We have the right of first refusal to purchase these leased communities.

Of the 20 communities, 16 had been a part of the Emeritrust communities that we had managed since 1998, originally consisting of 25 communities but declining to 21 by 2004. We currently manage three communities from the original group. For 2004 and thereafter, our management agreement provided for management fees of 5% of gross revenues, which resulted in management fee revenue of $473,000, $516,000 and $1.9 million for 2006, 2005 and 2004, respectively.

Mr. Baty personally guarantees our obligations under the lease. Pursuant to a cash flow sharing agreement with us, he receives 50% of the positive cash flow of the 20 communities, as defined in the agreement, and is responsible for 50% of the negative cash flow. Under this arrangement, Mr. Baty received $164,000 for the fourth quarter of 2004 and $632,000 for 2005. In 2006, he paid us $317,000 as a result of capital expenditures related to the communities.

As a part of a 2003 transaction in which we leased a separate group of Emeritrust communities that we had managed from 1999, we issued seven-year warrants to purchase 500,000 shares of our common stock at an exercise price of $7.60 per share to the owners of the communities, which included Mr. Baty. Warrants to purchase 400,000 shares were exercised in February 2006 and we received proceeds of $3.0 million. In March 2006, warrants to purchase 100,000 shares were exercised pursuant to a “net exercise” provision in which we issued 69,169 shares to the holders and 30,831 shares were used to pay the exercise price of $760,000, based on a price of $24.65 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

April 2004 Lease Transaction

In April 2004, we completed the lease of 17 of a group of 23 communities, including nine stand-alone dementia care facilities, with four of the remaining six communities leased later in 2004 and the final two communities leased in 2005. Of the communities, 13 were formerly owned by entities in which Mr. Baty had financial interests; of which 12 of these communities had been managed by us prior to the lease. The nine stand-alone dementia care facilities were formerly owned by entities controlled by JEA Senior Living, an independent third party, although Mr. Baty had non-controlling financial interests in the entities.

The communities were acquired by a REIT and leased to us under a 15-year lease, with three five-year renewal options. The initial lease payment was approximately $16.1 million per year, with annual lease inflators based on the change in the consumer price, not to exceed an annual ceiling. This transaction also provided for an earn-out arrangement for payment to the JEA entities of up to $2.0 million based on improvements in the net operating income of the dementia care facilities during the three years following closing.

We also entered into a three-year agreement for JEA to manage the nine dementia care facilities. The agreement provided for a management fee of 5% of revenues and a termination fee of $100,000 per year for the 10 years following termination of the agreement.

In September 2006, we entered into an agreement for the early termination of the management agreement and the earn-out arrangement. The management agreement was terminated September 30, 2006, six months early. In lieu of the 10-year termination fee, we paid JEA a lump sum of $594,000. Based on performance of the communities, we paid the full $2.0 million earn-out payment in September 2006, also six months early. We had accrued $444,000 of the termination fee through September 2006 and accrued an additional $150,000 in the third quarter of 2006 as a result of the early termination payment.

2005-2006 Community Acquisitions

In December 2005, we purchased three communities located in Arkansas, with a capacity of 253 units, for a price of $17.8 million. We financed $15.9 million of the purchase price with GE Capital mortgage financing that matures in December 2012, with no prepayment right, bears interest at 6.95% per annum and provides for monthly payments based on a 25-year amortization.

In July 2006, we purchased a 101-unit community we formerly managed for $11.0 million from an entity in which Mr. Baty had a 50% financial interest. We financed $8.0 million of the purchase price with GE Capital mortgage financing that matures in June 2013, with no prepayment right, bears interest at 7.229% per annum, and provides for monthly payments based on a 25-year amortization.

The GE Capital mortgage loans are cross-collateralized.

Senior Med Transaction

In 2000, we purchased a 30% interest in Senior Healthcare Partners LLC for approximately $2.2 million. Senior Healthcare provides pharmacy services to senior housing resident under the trade name “Senior Med.” Through the subsequent issuance of a 5.0% equity share to a key Senior Healthcare employee, our equity interest was reduced to 28.5%.

In September 2005, Senior Healthcare sold two-thirds of its business to Walgreen Company for cash and assumption of liabilities. Under the agreement Walgreen has an option to purchase the remaining one-third of the business at a fixed price through May 2007, and thereafter, beginning in September 2008, Senior Healthcare has a put and Walgreen has a call at a price based on a multiple of revenue, as defined in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

agreement. The agreement also includes a non-competition agreement, which prevents us from providing pharmacy services to the assisted living industry in the U.S. for 18 months after we cease to hold any interest in the business of Senior Healthcare. As a result of the transaction, we continue to hold a 9.5% indirect interest in the Senior Med business. We account for our interest in Senior Healthcare using the equity method of accounting.

In 2006, we made $380,000 in additional contributions and recognized equity losses of $713,000. In 2005, we received cash distributions of $2.3 million and recognized equity earnings of $2.4 million from the Walgreen transaction. In 2004, we recognized equity earnings of $132,000.

Sale of Land and Communities

In August 2004, we sold undeveloped land located in Grand Terrace, California, for cash of approximately $518,000 and recorded a gain, net of closing costs, of $265,000.

In December 2005, we sold an undeveloped parcel of land located in Pima County, Arizona, for cash of $524,000 and recorded a gain, net of closing costs of $88,000.

As further described under the caption “Discontinued Operations,” we recorded a gain of $1.3 million in January 2005 related to the sale of a community located in Issaquah, Washington. In December 2005, we sold a community in Las Vegas, Nevada, and recorded a loss of approximately $4.3 million. Both of these communities are included in discontinued operations for the years ended December 31, 2006, 2005, and 2004.

Series B Convertible Preferred Stock

In June 2005, we entered into an agreement with Saratoga Partners IV, LP. and its affiliates, the holder of our Series B Convertible Preferred Stock (Series B Stock), that provided for the conversion of the Series B Stock upon the payment of all accrued and unpaid cash dividends in the amount of $10.8 million. We borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the accumulated cash dividends of the Series B Stock, resulting in an increase in interest expense of approximately $1.1 million and $536,000 for the years ended December 31, 2006 and 2005, respectively. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000. For accounting purposes, we had accrued a dividend payable liability of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction in the second quarter of 2005. As part of the agreement, no dividends were required to be paid for the second quarter of 2005. Thus, the preferred dividends for the year ended December 31, 2005, amounted to $599,000.

We had also issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share in August 2000, which was subsequently adjusted to $4.20 per share due to dilutive stock option transactions, as provided in the warrant agreement. In March 2006, we issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants. We received no cash proceeds from this transaction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Convertible Debentures

In November 2005, we completed an offer to exchange our outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity in January 2006. The terms of the existing debentures and the new debentures were substantially the same, except that the maturity of the new debentures was July 1, 2008, instead of January 1, 2006, and the new debentures could not be redeemed at our election. The new debentures are convertible into common stock at the rate of $22 per share, which equates to 1,207,955 shares of common stock after the issuance of 2,272 shares upon conversion of $50,000 of the debentures in February 2006. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured, and subordinated to all our other indebtedness.

Of the $26.6 million of debentures, $20.8 million are owned by directors and officers or their affiliates. Saratoga, two of whose representatives are directors, owns $5.0 million of the debentures. Affiliates (Baty Entities) of Mr. Baty and Stanley L. Baty, a director, own $15.8 million of the debentures. Together the Baty Entities and Saratoga beneficially own approximately 78.2% of the debentures.

As further explained under Subsequent Events - Debenture Conversion, effective March 8, 2007, holders of $16.1 million of outstanding debentures elected to convert their holdings into 732,726 shares of common stock. Of the debentures converted, $15.8 million was held by entities controlled by Mr. Baty. The entities controlled by Mr. Baty no longer hold any debentures. We will pay an incentive fee of $1.5 million in connection with this conversion, which amount would have been paid in three equal installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity. The incentive payment will be expensed in the first quarter of 2007.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes the transactions described above:

	Month	Owned	Leased		Consolidated	Managed	Total
December 31, 2004		6	158		164	17	181
Richland Gardens	Mar-05	-	1	[1]	1	(1)	-
Quail Ridge	Mar-05	-	1	[1]	1	-	1
Wilburn Gardens	Mar-05	-	1		1	(1)	-
March 31, 2005		6	161		167	15	182
-			-		-	-	-
June 30, 2005		6	161		167	15	182
Regent Court of Kent - disposition	Jul-05	-	-		-	(1)	(1)
Hunter's Glen - Missoula	Sep-05	-	1		1	-	1
September 30, 2005		6	162		168	14	182
Arkansas Transaction	Dec-05	3	-		3	-	3
Concorde - disposition	Dec-05	-	(1)	[2]	(1)	-	(1)
December 31, 2005		9	161		170	14	184
Isle at Emerald Court	Jan-06	-	-		-	1	1
Park Lane - disposition	Jan-06	-	-		-	(1)	(1)
La Villita - disposition	Mar-06	-	-		-	(1)	(1)
March 31, 2006		9	161		170	13	183
Emerald Estates - disposition	Apr-06	-	-		-	(1)	(1)
June 30, 2006		9	161		170	12	182
Arbor Place	Jul-06	1	-		1	(1)	-
September 30, 2006		10	161		171	11	182
Westlake - management agreement	Dec-06	-	-		-	1	1
JV - management agreements	Dec-06	-	-		-	20	20
December 31, 2006		10	161		171	32	203

[1] These leases are accounted for as capital leases in our consolidated financial statements.
[2] Concorde was reflected in our consolidated financial statements as an owned community because of accounting requirements related to sale-leaseback accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Discontinued Operations

In August 2004, we sold a community located in Scottsdale, Arizona, to an unrelated third party. Due to certain legal requirements of resident notification, we leased the property back from the third party through August 31, 2004. In addition, in September 2004, we committed to sell another community located in Issaquah, Washington, which under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, qualified as an asset held for sale. A current asset of $7.9 million was recorded on our financial statements and we discontinued depreciating the assets as of September 30, 2004. The Issaquah community was sold on November 1, 2004. Since we had a continuing involvement in the community until such time as the buyer was granted an operating license in January 2005, we deferred the gain of $1.3 million until that point. In December 2005, we sold a community in Las Vegas, Nevada, and recorded an impairment loss of $4.3 million. Both the impairment loss and the gain on sale are recorded in discontinued operations for 2005. All three transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations is reported as a separate line item in the consolidated statement of operations. Approximately $1.1 million of tax benefit was recorded to discontinued operations in 2005.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three Months ended		Twelve Months ended
	December 31,		December 31,
	2006	2005	2006	2005
Total revenue:
Issaquah	$-	$-	$-	$-
Scottsdale	-	-	-	-
Las Vegas	-	312	-	1,361
Total	$-	$312	$-	$1,361

Net income (loss):
Issaquah	$-	$-	$1	$1,319
Scottsdale	-	-	(19)	3
Las Vegas	-	(80)	(32)	(4,650)
Federal and state income tax benefit of discontinued operations	-	1,131	-	1,131
Total	$-	$1,051	$(50)	$(2,197)

Subsequent Events

2007 Debenture Conversion

In February 2007, we offered to pay a cash incentive to debenture holders if they elected to convert their debentures into common stock by giving written notice on or before March 8, 2007. The incentive payment will be equal to the amount of interest that the holders would have received if the debentures were held to the maturity date of July 1, 2008. The payment will be made on April 16, 2007. The debentures are convertible into common stock at $22.00 per share.

Of the $26.6 million principal amount of debentures outstanding, holders of $16.1 million principal amount converted their debentures into 732,726 shares of common stock. Of the debentures converted into common stock, $15.8 million was held by entities controlled by Mr. Baty. We will pay an incentive fee of $1.5 million in connection with this conversion, which amount would have been paid in three equal installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity. The incentive payment will be charged to expense in the first

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

quarter of 2007. As provided in SFAS No. 84 (As Amended) - Induced Conversions of Convertible Debt, when convertible debt is converted into equity securities pursuant to an inducement offer, any payment of cash or other consideration to those debt holders who convert during a specified time should be recognized as an expense of the period.

2007 Fretus Communities Purchased

On February 22, 2007, we purchased 24 communities consisting of 1,651 units located in six states for a price of $145.1 million, including transaction costs. We had leased these communities from Fretus Investors LLC since October 2002. Capmark Finance, Inc. provided fixed rate mortgage financing of $132.0 million and variable rate mortgage financing of $8.0 million. The fixed rate component has a term of five years and bears interest at 6.55% per annum (with a 1% exit fee payable if the debt is paid off or refinanced by anyone except Capmark), with monthly interest-only payments for two years and thereafter, monthly payments of principal and interest based on a 25-year amortization. The remaining balance is due in full in February 2012. The variable rate component has a term of three years and interest at 30-day LIBOR plus 1.8%, which was 7.12% at closing, and the same exit fee and payment schedule as for the fixed component.

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty related entity, which held a 35% minority interest. Mr. Baty held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and the Baty-related entity was the administrative member of Fretus. In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to us, of which approximately $5.1 million was used to fund the balance of the purchase price and the balance is available for general business purposes. The unsecured short-term debt is due in February 2009 and bears interest at 9.0% per annum.

2007 HRT Communities Purchase
On March 15, 2007, we purchased 12 communities consisting of 786 units located in five states for a price of $99.0 million, plus transaction costs. We had leased four of these communities from Healthcare Realty Trust since May 2002 and eight since May 2003. Capmark Finance, Inc. provided fixed rate senior mortgage financing of $88.0 million at 6.515% per annum and second mortgage financing of $13.6 million at a variable rate equal to the LIBOR rate plus 325 basis points, rounded up to the nearest .125%, which equaled 8.625% per annum at the closing date. The senior mortgage has a term of five years (with 1% exit fee if the debt is paid off or refinanced by anyone except Capmark) and monthly interest-only payments for three years and, thereafter, monthly payments of principal and interest based on a 25-year amortization. The remaining balance is due in full in April 2012. The second mortgage has a term of two years with monthly interest-only payments and is due in full in April 2009. The second mortgage has a 1% exit fee if paid off prior to the first anniversary date or a 2% exit fee is paid off after the first anniversary date, unless it is refinanced with Capmark. The total Capmark loan commitment of $101.6 million will be used to pay the purchase price, transaction and financing costs, and retirement of a $600,000 loan, as described below.

We currently have approximately $32.8 million in loans outstanding with Healthcare Realty Trust, of which $11.4 million is secured by the leases on the 12 communities described above. Of the $11.4 million, $10.8 relates to the Series B Convertible Preferred Stock transaction in which Healthcare Realty Trust loaned such amount to pay the accumulated dividends due upon conversion of the Preferred Stock. As part of this transaction, the $10.8 million loan was acquired by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following unaudited pro forma summary, reflects the unaudited balance sheet impact of the subsequent events described above as if they had happened on December 31, 2006 (In thousands):

	As Reported				Pro Forma
	December 31,	Debenture	Fretus	HRT	December 31,
ASSETS	2006	Conversion	Acquisition	Acquisition	2006
Cash and cash equivalents	$14,049	$(1,511)	$12,696	$(393)	$24,841
Other current assets	37,122	-	87	339	37,548
Property and equipment, net	600,693	-	143,625	79,128	823,446
Lease and contract acquisition costs, net	25,762	-	(302)	(424)	25,036
Restricted deposits	12,601	-	-	-	12,601
Other long-term assets	12,833	-	855	867	14,555
Total assets	$703,060	$(1,511)	$156,961	$79,517	$938,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$93,048	$-	$(737)	$(47)	$92,264
Long-term debt, less current portion	83,597	-	158,000	101,000	342,597
Capital lease and financing obligations,
less current portion	585,912	-	-	(21,012)	564,900
Convertible debentures, less current portion	26,575	(16,120)	-	-	10,455
Other long-term liabilities	32,960	-	-	-	32,960
Total liabilities	822,092	(16,120)	157,263	79,941	1,043,176
Total Stockholders' deficit	(119,032)	14,609	(302)	(424)	(105,149)
Total liabilities and stockholders' deficit	$703,060	$(1,511)	$156,961	$79,517	$938,027

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

•
We are self-insured for professional liability claims and accrue losses based upon actuarial estimates of the total aggregate liability for claims within the current year, plus related administrative expenses. We make periodic adjustments to our total liability for all open years from 2002 through 2006 if actuarial estimates suggest our exposure has changed. Losses are covered through a self-insurance pool agreement, which includes 11 of our 32 managed communities on a unit of capacity basis. Should losses exceed the actuarial estimates, additional expense may be accrued at the time of such determination. We deposit funds with an administrator based in part on a fixed schedule and in part as losses are actually paid. The funds held by the administrator are recorded as a prepaid asset. The prepaid asset is reduced as claims are paid from the account. During 2005, we acquired separate general liability commercial coverage that continues to be in place throughout 2006.

•
For health insurance, we self-insure each covered member up to a certain level above which a catastrophic insurance policy covers any additional costs for certain covered members. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

•
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York (for a part of 2005), Washington, Ohio, and West Virginia) through a high deductible, collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. We contract with an independent third-party administrator to administer the claims; and claim expenses are paid from the collateral account. The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis based on actual payroll. The cash collateral paid under the plan is carried as a prepaid asset on the balance sheet and is reduced as claims are paid from the account by the administrator. At policy expiration each year, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, then the excess cash collateral will be returned to the Company. For part of 2005, we insured occupational injuries and illness in New York through participation in a self-insured group pool on a guaranteed cost insurance policy basis, with the premium payable monthly. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims, and claim expenses are paid by the insurer. During 2005, New York was added to our collateralized insurance policy discussed above. For work-related injuries in Texas, we provide work-related injury benefits through a qualified state sponsored plan. Claim expenses are paid as incurred and estimated losses are accrued on a monthly basis based on actual payroll. An insurance policy is in place to cover liability losses in excess of a deductible amount. We contract with an independent third-party administrator to manage the claims. The cost of this insurance is accrued monthly. We also contract with an independent third-party to certify the actuarial estimate of ultimate losses for workers’ compensation under the collateralized policy. Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement which includes the managed communities, unless such community is located in the specific states mentioned above. Costs are allocated to each participant based on annual payroll.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

•
As of January 1, 2006, we account for stock option awards to employees using a modified prospective application, as permitted under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for, generally, all share-based payment transactions with employees. The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Before the adoption of SFAS No. 123R, we applied APB Opinion No. 25 Accounting for Stock Issued to Employees to account for stock-based awards. Under this method, no compensation expense was recorded provided the exercise price was equal to or greater than the quoted market price of the stock at the grant date.

•
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our residents to make required payments. If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized which at this time shows a net asset valuation of zero. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made. Primarily due to the gain on sale of our investment in Alterra, we utilized most of our available tax loss and tax credit carryforwards in 2005.

•
We account for impairment of long-lived assets, which include property and equipment, long-term investments, and amortizable intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed quarterly or whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual communities. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

•
We account for leases as operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property, or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property. Those leases that meet one of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

criteria described above cannot be accounted for as operating leases but are accounted for as capital leases. For properties under capital lease arrangements, an asset is established on the balance sheet based on the present value of the rent payments not to exceed the fair value of the underlying leased property, including base rent, fixed annual increases and any other payment obligations over the lease term, and a corresponding long-term liability is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. Typically, capital lease treatment results in greater depreciation and interest than actual lease payments paid in the early years of the leases and less depreciation and interest than actual rent paid in the later years of the leases. Properties that are sold and leased-back and for which we have continuing involvement are accounted for as financing arrangements, in which the property remains on the balance sheet and a financing obligation is recorded generally equal to the purchase price of the properties sold. The impact on the statement of operations is similar to a capital lease. Properties under operating leases are not included on the balance sheet and are accounted for in the statement of operations as facility lease expense for actual rent paid to the extent any increases in rent is considered to be contingent and not determinable. In cases where there are rent escalator provisions that have fixed or determinable increases, the operating leases are accounted for as the total rent for the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective leases and less facility lease expense than the actual rent paid in the later years of the lease.

•
Our accounting policy regarding contingent liabilities is to recognize obligations if they are probable and estimable in accordance with SFAS 5 Accounting for Contingencies based on management’s best estimate of the ultimate outcome. If a legal judgment is rendered against us or a settlement offer has been tendered, then we believe that we have a probable liability and we accrue the full amount of the judgment or settlement offer.

•
Our long-term investments consist of investments in joint ventures with equity interests ranging from 19.0% to 28.5%. We account for these investments under the equity method of accounting. In determining the accounting treatment for these investments, we consider various factors such as our ownership interest, our ability to influence decisions, our participating rights, and whether the joint venture is a variable interest entity, and if so, if we are the primary beneficiary.  We review the recoverability of our investments at least quarterly, or whenever a change in condition occurs which indicates that the carrying amount of the asset may be impaired.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Statements of Operations as Percentage of Revenues and Year-over-Year Percentage Change

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from year over year:

				Year-to-Year
	Percentage of Revenues			Percentage Change
	Years Ended December 31,			Fav / (Unfav)
	2006	2005	2004	2006-2005	2005-2004

Revenues:	100.0%	100.0%	100.0%	8.8%	22.4%
Expenses:
Community operations*	64.7	66.3	63.3	(6.1)	(28.1)
Texas lawsuit accrual (settlement)	(2.9)	-	5.9	N/A	N/A
General and administrative	9.0	8.0	8.3	(23.5)	(17.4)
Depreciation and amortization	12.0	11.9	10.3	(9.1)	(42.4)
Facility lease expense	10.6	10.7	12.1	(7.4)	(8.0)
Total operating expenses	93.4	96.9	99.9	(4.8)	(18.7)
Operating income from continuing operations	6.6	3.1	0.1	133.3	N/M
Other income (expense)
Interest income	0.7	0.4	0.2	92.0	153.3
Interest expense	(11.7)	(12.9)	(13.3)	1.8	(18.8)
Gain on sale of investment in Alterra Healthcare Corporation	-	14.3	-	N/A	N/A
Equity earnings (losses) in unconsolidated joint ventures	(0.2)	0.6	(0.2)	N/A	N/A
Other, net	0.4	0.7	0.7	(43.5)	19.1
Net other income (expense)	(10.8)	3.1	(12.6)	N/A	129.4
Income (loss) from continuing operations
before income taxes	(4.2)	6.2	(12.5)	N/A	160.1
Benefit of (provision for) income taxes	0.7	(2.4)	(0.4)	132.5	N/A
Income (loss) from continuing operations	(3.5)	3.8	(12.9)	N/A	135.4
Income (loss) from discontinued operations	-	(0.6)	0.1	(97.7)	N/A
Net income (loss)	(3.5%)	3.2%	(12.8%)	N/A	130.3%

* exclusive of depreciation and amortization and facility lease expense shown separately below

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the Years Ended December 31, 2006 and 2005

Total Operating Revenues:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Community revenue	$413,564	$378,906	$34,658	9.1%
Other service fees	6,414	6,845	(431)	(6.3%)
Total community revenues	419,978	385,751	34,227	8.9%
Management fees	1,887	1,981	(94)	(4.7%)
Total operating revenues	$421,865	$387,732	$34,133	8.8%

This increase in total community revenues of $34.2 million is partially due to additional revenues related to the acquisition or lease of eight communities from January 1, 2005, to the end of 2006. These additional communities represent an increase in revenue of approximately $11.0 million for 2006. The remaining increase of $23.2 million, or 6.0%, is primarily due to an increase in the average revenue per unit, which accounted for $20.8 million of the increase, and an increase in occupancy rate, which accounted for $2.4 million of the increase.

	Twelve Months ended December 31,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,100	$2,957	$143	4.8%

Average occupancy rate	85.3%	84.5%		.8	ppt*

* percentage points

Occupancy grew from marketing initiatives in existing communities and from the acquisition or leasing of the eight additional communities with higher occupancy levels. The increase in revenue per unit was primarily attributable to rate increases in the previously existing communities and higher occupancy in our higher rate memory loss units.

Management fees decreased by $94,000 in the year ended December 31, 2006, primarily due to the net reduction in management agreements during the year, excluding the 21 management agreements added in December 2006.

Community Operations:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Community operations	$272,812	$257,078	$15,734	6.1%
As a percent of revenue	64.7%	66.3%		(1.6)	ppt

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount less than the original accrual for the action, which is shown as a separate line item on the consolidated statement of operations and is further discussed under “Legal Proceedings.”

Significant factors impacting the change in community operating expense between the periods were adjustments to our professional and general liability insurance accrual. We recorded an additional $5.0 million professional and general liability insurance accrual in 2005, to reflect the settlement experience of claims closed during the year, primarily from claims originating in 2003 and 2004, and to reflect an updated estimate of ultimate losses for all years from 2002 to 2005, based upon an actuarial valuation report. However, in 2006, considering the updated settlement claims history, we reduced our professional and general liability insurance accrual by $1.7 million, based upon an updated actuarial valuation report. Thus, the impact on the change from year to year of these two adjustments was an expense reduction of $6.7 million.

Another factor impacting the change in community operating expenses between the periods was a reduction in workers’ compensation expense of $1.3 million due to revised estimates of our ultimate exposure under our workers’ compensation programs and claims paid history. The adjustment was based upon an actuarial valuation report.

An additional factor impacting the change in community operating expenses between the periods was an accrual of $1.9 million recorded in 2006 related to the Texas Medicaid settlement discussed under “Legal Proceedings.”

Aside from the items noted above, community operations expense increased $21.8 million, or 8.5%. Approximately $6.4 million of this increase was from the addition of eight new communities. Of the remaining increase of $15.4 million in community operations expense, approximately $10.8 million was increased staffing costs and approximately $2.6 million was due to increases in utilities and repairs and maintenance expenses. The remaining difference was due to increases of $2.0 million in various other operating costs, primarily marketing, food costs, bad debts, supplies, telephone and cable service, partially offset by net decreases in various smaller items.

General and Administrative:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

General and administrative	$38,078	$30,843	$7,235	23.5%
As a percent of revenue	9.0%	8.0%		1.0	ppt

We experienced increases of approximately $3.2 million in personnel costs, which represented added personnel and compensation increases, and a $2.8 million increase in stock option compensation expense from the implementation of a new accounting standard. The rest of the increase was primarily due to increases in legal fees of $1.3 million for the Texas Medicaid settlement, and increases in accounting and consulting fees of $449,000, primarily related to additional audit work for compliance with the Sarbanes-Oxley Act of 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Depreciation and amortization	$50,478	$46,277	$4,201	9.1%
As a percent of revenue	12.0%	11.9%		.1	ppt

Depreciation and amortization for the year ended December 31, 2006, increased $4.2 million partially as the result of depreciation of $2.0 million arising from the purchase of four additional communities and capital lease treatment associated with the leasing of two additional communities since January 2005, and the balance of the increase from additional depreciation on capital expenditures to improve our properties.

Facility Lease Expense:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Facility lease expense	$44,545	$41,465	$3,080	7.4%
As a percent of revenue	10.6%	10.7%		(.1)	ppt

The increase in facility lease expense of $3.1 million was partially due to the operating lease of two new communities that were operated for less than a full year in 2005, which accounted for approximately $1.2 million of the increase. The remaining increase of $1.9 million was primarily attributable to lease terms that provide for periodic increases in rent based on contingent factors such as cost indices or revenue volumes. We leased 77 communities under operating leases as of December 31, 2006 and 2005.

Interest Income:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Interest income	$2,893	$1,507	$1,386	92.0%
As a percent of revenue	0.7%	0.4%		.3	ppt

The increase in interest income of $1.4 million was primarily attributable to interest earned on investments of cash that was received in the sale of our ownership interest in Alterra and interest income earned on restricted deposits.

Interest Expense:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Interest expense	$49,252	$50,144	$(892)	(1.8%)
As a percent of revenue	11.7%	12.9%		(1.2)	ppt

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The decrease in interest expense of $892,000 for 2006 as compared to 2005 was primarily due to the 2006 reversal of an interest accrual of $766,000 previously recorded in 2005 for the estimated settlement of a lawsuit, as described under “Legal Proceedings.” Interest expense increased by $640,000 after adjusting for the settlement impact noted above. This increase is primarily due to an increase in interest expense of $1.1 million relating to debt financing associated with three new Arkansas communities acquired in December 2005, $118,000 relating to two new communities under capital leases acquired in March 2005, $536,000 from the new $10.8 million loan we entered into in connection with our Series B Stock conversion in June 2005, $313,000 related to the acquisition of Arbor Place in July 2006, offset by a decline in interest expense from the pay down of principal balances over the past year.

Equity Earnings (Losses) in Unconsolidated Joint Ventures:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) in
unconsolidated joint ventures	$(993)	$2,188	$(3,181)	(145.4%)
As a percent of revenue	(0.2%)	0.6%		(.8)	ppt

The decrease in equity earnings (losses) in unconsolidated joint ventures of $3.2 million is primarily from equity losses in Senior Healthcare Partners, LLC for the year ended December 31, 2006, as compared to equity earnings in the comparable period of the prior year, as further explained under “Senior Med Transaction.”

Other, net:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Other, net	$1,581	$2,796	$(1,215)	(43.5%)
As a percent of revenue	0.4%	0.7%		(.3)	ppt

The 2006 balance in Other, net consists primarily of $2.2 million in amortization of deferred gains on sale and $254,000 in late fees charged on resident balances, partially offset by an impairment loss from a long-term investment of $829,000. The 2005 balance consists primarily of $2.2 million in amortization of deferred gains on sale, $285,000 in late fees charged on resident balances, and an $88,000 gain on the sale of undeveloped land.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income Taxes:

	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Benefit of (provision for) income taxes	$3,044	$(9,358)	$12,402	132.5%
As a percent of revenue	0.7%	(2.4%)		3.1	ppt

The benefit of (provision for) income taxes for the year ended December 31, 2006, includes a tax benefit of $2.0 million for the proportionate share of the estimated tax refund of $3.2 million related to operating losses from the expected carry back of 2006 tax losses to offset taxable income in 2005. The remaining $1.2 million of tax benefit from the expected carry back is related to employee exercises of stock options and was recorded to additional paid-in capital. In addition, the income tax benefit for 2006 includes an adjustment related to the finalization of our 2005 tax return.  Other than the loss carry back benefit discussed above, no benefit has been recognized for the Company’s net deferred tax assets as management does not believe it is more likely than not that the deferred tax assets will be realized. The provision for income taxes for the year ended December 31, 2005, is due to federal and state income and franchise tax liabilities on operating income primarily due to differences between tax and financial accounting treatment for capital and financing and straight-line lease expense and from gains on sale of our Alterra and Senior Med investments.

Net Income (Loss) and Property-Related Expense:

In comparing the net income for 2006 to the net loss for 2005, management believes it is important to consider the impact of lease accounting on our property-related expenses, which includes depreciation and amortization, facility lease expense, and interest expense that is directly related to our communities. The property-related expenses directly associated with our accounting for leases, which includes operating leases, capital leases, financing leases, and straight-line accounting for rent escalators for many of our operating leases, is presented in the table below. These lease accounting treatments generally result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$50,478	$46,277	$4,201	9.1%
Facility lease expense	44,545	41,465	3,080	7.4%
Interest expense	49,252	50,144	(892)	(1.8%)
Total property-related expense	$144,275	$137,886	$6,389	4.6%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$38,862	$38,748	$114	0.3%
Interest expense	41,257	41,977	(720)	(1.7%)
Straight-line lease expense	893	925	(32)	(3.5%)
Operating lease expense	43,652	40,540	3,112	7.7%
Total property-related lease expense	124,664	122,190	2,474	2.0%
Actual lease payments	(103,944)	(98,600)	(5,344)	5.4%
Expense in excess of lease payments	$20,720	$23,590	$(2,870)	(12.2%)

Our property-related expense for 2006 was $144.3 million, of which $124.7 million was associated with our leases, including the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period were $103.9 million. Our property-related expense for 2005 was $137.9 million, of which $122.2 million was associated with our leases. Our actual capital and operating lease payments for this period were $98.6 million.  Approximately $4.7 million of the increase of $6.4 million in total property-related expense is due primarily to the acquisition and lease of eight additional communities since January 1, 2005, and the balance from depreciation on additional capital expenditures to improve our existing properties, lease inflator provisions in our existing leases and interest expense reductions from the net pay down of long-term debt.  The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $20.7 million for the year ended December 31, 2006, compared to $23.6 million for the year ended December 31, 2005, a decrease of $2.9 million. While the impact of lease accounting declined by $2.9 million in the current year from last year due to the normal reversal of the timing differences, the total impact in both periods is significant to our overall operating results. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

Income (Loss) from Discontinued Operations:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)
Loss from discontinued operations,
net of tax benefit	$(50)	$(2,197)	$2,147	(97.7%)
As a percent of revenue	-	(0.6%)		(0.6)	ppt

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

Preferred Dividends:
	Year Ended December 31,
	2006	2005	$ Δ	% Δ
	(in thousands)

Preferred dividends	$-	$(599)	$599	100.0%
As a percent of revenue	-	(0.2%)		0.2	ppt

There were no preferred dividends for the year ended December 31, 2006, because the Series B Stock was converted to common stock on June 30, 2005. No dividends were required to be accrued for the second quarter of 2005 based on the terms of the agreement, and the previously accrued dividends due to straight-lining were reversed upon conversion and offset against the dividends from the first quarter.

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

This increase in total community revenues of $73.6 million is primarily due to additional revenues related to the acquisition or lease of 45 communities from January 1, 2004, to the end of 2005. Of the 45 communities, we had formerly managed 30. These additional communities represent an increase in revenue of approximately $61.6 million for 2005. The remaining increase of $12.0 million, or 3.8%, is primarily due to an increase in occupancy rate ($5.8 million) and average revenue per unit ($7.0 million), offset by hurricane-related revenue losses of approximately $750,000 primarily from the temporary closure of our Biloxi community.

	Twelve Months ended December 31,
	2005	2004	$ Δ	% Δ

Average monthly revenue per occupied unit	$2,957	$2,869	$88	3.1%

Average occupancy rate	84.5%	82.5%		2.0	ppt

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

Community Operations:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Community operations	$257,078	$200,725	$56,353	28.1%
As a percent of revenue	66.3%	63.3%		3.0	ppt

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

Liability insurance for all communities, both acquired and previously existing, was $11.9 million for 2005 and $25.1 million for 2004. The expense for 2004 included $18.7 million related to the adverse judgment against us as described under "Legal Proceedings" and shown as a separate line item on the consolidated statement of operations. The expense for 2005 included a $5.0 million increase related to settlement experience of claims originating in 2003 and 2004 and other general increases of approximately $445,000.

Hurricanes Katrina, Rita and Wilma caused physical damage to several of our communities located in Mississippi, Texas, Louisiana, and Florida. Most of the losses were within our insurance deductibles and we incurred the cost to repair the damage. Our Biloxi, Mississippi, community sustained significant damage and was out of operation for approximately nine months. In addition, we incurred costs associated with evacuations and relocation of residents, as well as other uninsured costs. As a result of the hurricanes, we realized losses of approximately $1.0 million in 2005, an increase of $663,000 from similar losses of approximately $323,000 in 2004.

Community operating expenses as a percentage of total operating revenue decreased to 66.3% in 2005 from 69.2% in 2004, primarily as a result of the additional insurance costs in 2004. Excluding the reserves and accruals related to the litigation referred to above, community operating expenses as a percentage of total operating revenue would have been 63.3% in 2004.

General and Administrative:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

General and administrative	$30,843	$26,274	$4,569	17.4%
As a percent of revenue	8.0%	8.3%		(.3)	ppt

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Depreciation and amortization	$46,277	$32,492	$13,785	42.4%
As a percent of revenue	11.9%	10.3%		1.6	ppt

Depreciation and amortization for the year ended December 31, 2005, increased $13.8 million primarily as the result of depreciation arising from capital lease treatment associated with the leasing of 40 additional communities since January 1, 2004.

Facility Lease Expense:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Facility lease expense	$41,465	$38,390	$3,075	8.0%
As a percent of revenue	10.7%	12.1%		(1.4)	ppt

Approximately $2.1 million of the $3.1 million increase represents rental expense from three communities: one community we began leasing in March 2005, one community we began leasing in September 2005, and one other community we began leasing in June 2004. The balance of the increase is attributable to lease terms that provide for periodic increases in rent based on contingent factors such as cost indices or revenue volumes. We leased 77 communities under operating leases as of December 31, 2005, compared to 75 communities as of December 31, 2004.

Interest Income:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Interest income	$1,507	$595	$912	153.3%
As a percent of revenue	0.4%	0.2%		.2	ppt

The increase of $912,000 was primarily attributable to interest earned on significantly higher balances in interest-bearing accounts in 2005 as compared to 2004, including restricted deposits and workers’ compensation collateral accounts. The additional invested cash came primarily from proceeds of $62.3 million on the sale of our Alterra investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Interest Expense:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Interest expense	$50,144	$42,198	$7,946	18.8%
As a percent of revenue	12.9%	13.3%		(0.4)	ppt

The $7.9 million increase is primarily comprised of interest on capital leases of $9.5 million primarily due to the acquisition of 40 additional communities under capital leases since January 1, 2004, interest of $544,000 from the new $10.8 million HRT loan, and interest of $766,000 related to the Texas judgment, partially offset by a decrease in amortization of loan fees of $2.1 million and the normal pay down of long-term debt over the year.

Equity Earnings (Losses) in Unconsolidated Joint Ventures:
	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) in
unconsolidated joint ventures	$2,188	$(775)	$2,963	(382.3%)
As a percent of revenue	0.6%	(0.2%)		.8	ppt

The increase in equity earnings in unconsolidated joint ventures of $3.0 million is primarily from equity earnings in Senior Healthcare Partners, LLC for the year ended December 31, 2005, as further explained under “Senior Med Transaction.” The equity losses for the year ended December 31, 2005 include $794,000 in equity losses from our investment in Alterra.

Other, net:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Other, net	$2,796	$2,348	$448	19.1%
As a percent of revenue	0.7%	0.7%		.0	ppt

The 2005 balance in Other, net consists primarily of $2.2 million in amortization of deferred gains on sale, $285,000 in late fees charged on resident balances, and an $88,000 gain on the sale of undeveloped land. The 2004 balance primarily consists of $2.2 million in amortization of deferred gains on sale, $310,000 in late fees charged on resident balances, a $265,000 gain on the sale of undeveloped land, partially offset by an impairment loss on assets previously held for development of $447,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income Taxes:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Provision for income taxes	$(9,358)	$(1,188)	$(8,170)	(687.7%)
As a percent of revenue	(2.4%)	(0.4%)		(2.0)	ppt

The provision for income taxes for the year ended December 31, 2005, of $9.4 million was principally due to the gain on the sale of our investment in Alterra. The provision for income taxes for the year ended December 31, 2004, was principally due to a sale-leaseback of properties occurring in July 2004 that generated approximately $32.0 million of taxable gain.  This gain and other taxable income create 2005 Federal regular tax and 2004 Federal alternative minimum tax and state income and franchise tax liabilities of approximately $9.4 million and $1.2 million, respectively.

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

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$46,277	$32,492	$13,785	42.4%
Facility lease expense	41,465	38,390	3,075	8.0%
Interest expense	50,144	42,198	7,946	18.8%
Total property-related expense	$137,886	$113,080	$24,806	21.9%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$38,748	$24,959	$13,789	55.2%
Interest expense	41,977	28,688	13,289	46.3%
Straight-line lease expense	925	538	387	71.9%
Operating lease expense	40,540	37,852	2,688	7.1%
Total property-related lease expense	122,190	92,037	30,153	32.8%
Actual lease payments	(98,600)	(75,195)	(23,405)	31.1%
Expense in excess of lease payments	$23,590	$16,842	$6,748	40.1%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Our property-related expense for 2005 was $137.9 million, of which $122.2 million was associated with our leases including the effects of lease accounting referred to above. Our actual capital and operating lease payments during this period were $98.6 million. Our property-related expense for 2004 was $113.1 million, of which $92.0 million was associated with our leases. Our actual capital and operating lease payments for this period were $75.2 million.  The increase of $24.8 million in total property-related expense is due primarily to the acquisition and lease of 45 additional communities since January 1, 2004.  The amount by which the property-related expense associated with our leases exceeded our actual lease payments was $23.6 million for the year ended December 31, 2005, compared to $16.8 million for the year ended December 31, 2004, an increase of $6.8 million.  This increase is primarily attributable to capital lease accounting treatment of leases for 40 of the 45 communities referred to above.

It should be remembered that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to increase our revenues and our results from community operations to cover these increases.

Income (Loss) from Discontinued Operations:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)
Income (loss) from discontinued operations,
net of tax benefit	$(2,197)	$373	$(2,570)	N/A
As a percent of revenue	(0.6%)	0.1%		0.7	ppt

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

Preferred dividends:

	Year Ended December 31,
	2005	2004	$ Δ	% Δ
	(in thousands)

Preferred dividends	$(599)	$(3,737)	$3,138	84.0%
As a percent of revenue	(0.2%)	(1.2%)		1.0	ppt

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Three months ended December 31, 2006 and 2005

Of our 171 communities, we have operated 162 communities continuously since January 1, 2005, and define these as "Same Communities." Since our Biloxi community suffered significant damage from Katrina and was out of operation for approximately nine months, we have excluded it from this comparison. In addition, the analysis below excludes general and administrative expenses. The following table sets forth a comparison of same community results of operations for the three months ended December 31, 2006 and 2005.

	Three Months ended December 31,
	(In thousands)
			$ Δ	% Δ
	2006	2005	Fav / (Unfav)	Fav / (Unfav)
Revenue	$103,099	$95,424	$7,675	8.0%
Community operations *	(65,234)	(64,040)	(1,194)	(1.9)
Community operating income	37,865	31,384	6,481	20.7
Depreciation & amortization	(12,377)	(11,319)	(1,058)	(9.3)
Facility lease expense	(10,096)	(9,582)	(514)	(5.4)
Operating income	15,392	10,483	4,909	46.8
Interest expense, net	(10,913)	(11,283)	370	3.3
Operating income (loss) after interest expense	$4,479	$(800)	$5,279	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

The same communities represented $103.1 million or 93.9% of our total revenue of $109.8 million for the fourth quarter of 2006. Same community revenues increased by $7.7 million or 8.0% for the quarter ended December 31, 2006, from the comparable period in 2005. This was primarily due to the increase in the average monthly revenue per unit and accounted for an increase of $4.5 million, augmented by an increase in average occupancy, which accounted for an increase of approximately $3.2 million.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:
	Three Months ended December 31,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,172	$3,031	$141	4.7%

Average occupancy rate	86.3%	83.6%		2.7	ppt

Community operating expenses increased by a net of $1.2 million. Expense increases consisted of salaries and personnel costs of $1.3 million, bad debts of $226,000, repairs and maintenance of $210,000, and marketing, vehicle expense, food costs, and contracted services totaling $716,000. Expense decreases consisted of utilities of $210,000 due to unusual seasonal temperatures, property taxes of $652,000, and management fees of $267,000 resulting from termination of a third party management agreement in September 2006. Depreciation and amortization increased $1.1 million as a result of additional depreciation on capital expenditures to improve our properties. Facility lease expense increased $514,000 due to rent escalation provisions in some of our leases based on contingent factors such as cost indices or revenue

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

volumes. Interest expense decreased by $370,000 primarily due to the general pay down on the principal of existing debt.

For the fourth quarter of 2006, our operating income after interest expense improved to income of $4.5 million from a loss of $800,000 in the fourth quarter of 2005. As discussed above, the improvement resulted from increased revenue and limited expense increases, partially offset by net property-related expense increases.

Year ended December 31, 2006 and 2005

Of our 171 communities, we have operated 162 communities continuously since January 1, 2005, and define these as "Same Communities." Since our Biloxi community suffered significant damage from Katrina and was out of operation for approximately nine months, we have excluded it from this comparison. In addition, the analysis below excludes general and administrative expenses. The following table sets forth a comparison of same community results of operations for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	(In thousands)
			$ Δ	% Δ
	2006	2005	Fav / (Unfav)	Fav / (Unfav)
Revenue	$398,736	$376,178	$22,558	6.0%
Community operations *	(260,170)	(249,727)	(10,443)	(4.2)
Community operating income	138,566	126,451	12,115	9.6
Depreciation & amortization	(46,867)	(44,825)	(2,042)	(4.6)
Facility lease expense	(39,802)	(37,713)	(2,089)	(5.5)
Operating income	51,897	43,913	7,984	18.2
Interest expense, net	(44,022)	(45,493)	1,471	3.2
Operating income after interest expense	$7,875	$(1,580)	$9,455	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

The same communities represented $398.7 million or 94.5% of our total revenue of $421.9 million for the year ended December 31, 2006. Same community revenues increased by $22.6 million or 6.0% for the year ended December 31, 2006, from the year ended December 31, 2005. The increase in occupancy accounted for approximately $2.5 million of the increase. The increase in same community average monthly revenue per unit accounted for approximately $20.1 million of the increase.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:
	Twelve Months ended December 31,
	2006	2005	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,113	$2,954	$158	5.4%

Average occupancy rate	85.0%	84.4%		.6	ppt

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

A significant factor in explaining the change in community operating expense between 2006 and 2005 was a $5.0 million increase to our professional and general liability insurance accrual in 2005, of which approximately $4.6 million related to the Same Communities. We recorded this additional accrual to reflect the settlement experience of claims closed in the third quarter of 2005, primarily from claims originating in 2003 and 2004, and to reflect an updated estimate of ultimate losses for all years from 2002 to 2005, based upon an actuarial valuation report.

Another major factor impacting the change in community operating expense between the periods was a reduction in workers’ compensation expense of approximately $1.9 million and $677,000 in 2006 and 2005, respectively, for a net change of $1.2 million due to revised estimates of our ultimate exposure under our workers’ compensation programs based upon an actuarial valuation report.

Exclusive of the general and professional liability insurance and worker’s compensation adjustments mentioned above, community operating expenses would have increased approximately $16.2 million primarily from increased costs for direct care labor and related employee taxes and benefits of $10.6 million. The increase also reflects increased utilities and facility repair and maintenance expenses of $2.7 million. The remaining increase of approximately $2.9 million is primarily comprised of other general operating expenses of the communities, including marketing, food costs, bad debts, supplies, vehicle expenses, telephone, cable TV, legal, dues, and similar community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) increased by approximately $2.7 million, which primarily reflects the effect of lease terms that provide for periodic increases in rent based on contingent factors such as cost indices or revenue volumes and an increase in depreciation from increased capital expenditures to improve our properties, offset by an increase in interest income on restricted deposits, and a decrease in interest expense due to the pay down of principal balances.

Operating income (loss) after interest expense increased from a loss of $1.6 million to income of $7.9 million for a total improvement of $9.5 million from the comparable period of 2005 as a result of the changes discussed above. Exclusive of the general and professional liability insurance and workers’ compensation adjustments noted above, the improvement in operating results would be approximately $3.7 million. We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

[The rest of this page is intentionally left blank]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Liquidity and Capital Resources

Cash provided by operating activities was $10.2 million for the year ended December 31, 2006. The primary components of cash provided by operating activities for this period were $50.5 million of depreciation and amortization and $2.8 million in non-cash stock compensation (due to implementation of SFAS 123R), partially offset by a net use from operating assets and liabilities of $29.5 million, amortization of deferred gain of $2.2 million, and $14.6 million of net loss.

For the year ended December 31, 2005, net cash provided by operating activities was $12.2 million. The primary components of cash provided by operating activities were $46.3 million of depreciation and amortization, $4.3 million from an impairment charge, $12.3 million of net income and changes in operating assets and liabilities provided approximately $8.9 million, partially offset by $56.8 million in gains on sale.

For the year ended December 31, 2004, net cash provided by operating activities was $22.1 million. The primary components of cash provided by operating activities were $32.5 million of depreciation and amortization, $2.4 million of loan fee amortization, and changes in operating assets and liabilities of approximately $28.2 million, partially offset by a net loss of $40.5 million.

The significant components of changes in operating assets and liabilities for each year is primarily comprised of the following:

Significant components of changes in operating assets and liabilities:
	Twelve Months Ended December 31,
	2006		2005	2004

Texas settlement accrued in 2004 and settled in 2006	$(12,207)	*	$-	$18,680
Payment of Texas settlement	(5,600)	*	-	-
Refund (payment) of Texas settlement court bond	1,725	*	(1,725)	-
Prior year PL/GL accrual adjustments	(1,700)		5,008	2,773
PL/GL claim payments (greater than) less than accrual	550		(1,192)	2,943
Net change in PL/GL liability accrual	(17,232)		2,091	24,396
Texas settlement interest accrual (reversal)	(766)	*	766	-
Federal tax accrual (payment) on Alterra transaction gain	(4,200)		4,200	-
Net change in workers compensation liability	(2,750)		(1,356)	1,513
Federal tax refund receivable from 2006 loss carryback	(3,186)		-	-
Refund of escrow and collateral cash accounts	-		2,069	1,664
All other activity, net	(1,358)		1,153	582
Net change in operating assets and liabilities	$(29,492)		$8,923	$28,155

Note: "PL/GL" refers to professional and general liability insurance.

The Texas settlement impact of $16.8* million, the federal tax deposits of $4.2 million related to the Alterra transaction gain, and the federal tax refunds of $3.2 million, a total of $24.2 million for 2006, are expected to be non-recurring items.

Net cash used in investing activities amounted to $36.4 million for the year ended December 31, 2006, and was comprised primarily of acquisition of property and equipment of $23.7 million, construction expenditures on leased properties of $3.8 million, investments in affiliates of $6.9 million, and management and lease acquisition costs of $2.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Net cash provided by investing activities amounted to $50.9 million for the year ended December 31, 2005, and was comprised primarily of proceeds from sale of our investment in Alterra of $62.3 million and distributions from Senior Healthcare of $2.4 million, partially offset by the acquisition of property and equipment and construction expenditures of $11.7 million and management and lease acquisition costs of $2.2 million.

Net cash used in investing activities amounted to $3.4 million for the year ended December 31, 2004, and was comprised primarily of the acquisition of property and equipment and construction expenditures of $6.6 million and management and lease acquisition costs of $8.8 million, partially offset by the proceeds from sale of property of $11.4 million.

For the year ended December 31, 2006, net cash used in financing activities was $16.2 million. We paid capital lease and financing obligations of $19.0 million, debentures of $5.4 million, long-term debt of $3.2 million, and increased restricted deposits by $2.9 million, partially offset by new long-term borrowings of $8.9 million, proceeds from the sale of stock of $4.7 million, and the tax benefit for stock compensation costs of $1.2 million.

For the year ended December 31, 2005, net cash used in financing activities was $17.4 million. We incurred new long-term borrowings of $32.2 million to refinance $21.3 million in debt, pay $100,000 in financing costs, and pay $10.8 million in accumulated preferred dividends. In addition, we made scheduled principal payments of $1.9 million on long-term debt, $16.1 million on capital lease and financing obligations, and paid $2.0 million for restricted deposits, of which $1.0 million related to new borrowings and the balance in lease deposits and paid $731,000 in other debt and financing costs. We received proceeds from the sale of stock of approximately $1.2 million and a tax benefit for stock compensation costs of approximately $2.0 million.

For the year ended December 31, 2004, net cash used in financing activities was $14.3 million. We incurred new long-term borrowings of $26.6 million to refinance $23.0 million in debt and fund $3.6 million in transaction costs. In addition, we made scheduled principal payments of $3.1 million on long-term debt, retired $7.1 million in long-term debt, and paid $8.8 million on capital lease and financing obligations. We received proceeds from the sale of stock of approximately $1.5 million.

For the year ended December 31, 2006, we did not generate sufficient cash from operating activities to meet all our principal payment obligations on long-term debt, capital and financing leases and capital expenditure requirements contained in many of our leases. In 2006, we had payment obligations for long-term debt and capital and financing leases totaling approximately $25.1 million. We had $14.0 million of available cash at December 31, 2006, to fund any 2007 payment requirements in excess of cash generated from operations, but will need to improve our operating performance or seek other sources of cash to continue to meet our payment obligations in future years.

We have incurred significant operating losses since our inception and have a working capital deficit of $41.9 million at December 31, 2006. Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid. The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $15.1 million of deferred revenue and unearned rental income. The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for debt maturities of $81.2 million scheduled to be due in 2008, which amount has been reduced to $65.1 million after the $16.1 million conversion of debentures into common stock in March 2007. The remaining balances consists primarily of $10.5 million in debentures that are convertible into common stock at the rate of $22 per share, $20.8 million in mortgage debt on five owned communities, and two notes of $10.8 million and $21.4 million that are secured by operating leases. We intend to refinance these obligations prior to their respective due dates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

As more thoroughly discussed under “Legal Proceedings,” we settled a Texas lawsuit in March 2006 for $5.6 million, which was significantly lower than what we had previously accrued, the net effect of which is shown as a separate line item on our consolidated statement of operations.

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

During 2005, we sold our investment in Alterra for approximately $62.3 million in cash, which had a significant positive effect on our cash position and our working capital deficit and provided funds to meet our payment obligations while we worked to improve operating performance.

For most of 2005, we had $32.0 million principal amount of 6.25% convertible subordinated debentures that matured January 1, 2006. Of the full principal amount, $5.4 million was paid at maturity in January 2006. The remaining $26.6 million principal amount of debentures were replaced with new 6.25% convertible subordinated debentures that are due July 1, 2008, pursuant to an exchange offer completed by us in November 2005. (See Note (6) “Convertible Debentures” of “Notes to Consolidated Financial Statements”). In March 2007, as a result of an offer to pay a cash incentive if holders converted their debentures to common stock, $16.1 million principal amount of debentures was converted into common stock and are no longer outstanding. We will pay $1.5 million in connection with such conversion on April 16, 2007.

In 2006, 2005, and 2004, we reported positive net cash from operating activities in our consolidated statements of cash flows. However, the cash flows have not always been sufficient to pay all our long-term obligations and we have been dependent upon third party financing or disposition of assets to fund operations. We cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In 2002, and continuing through 2005, we refinanced substantially all of our debt obligations, extending the maturities of such financings to dates in 2008 or thereafter, at which time we will need to refinance or otherwise repay the obligations. As a consequence of our property and lease transactions in 2006, our long-term debt has increased from $80.5 million at December 31, 2005, to $86.5 million at December 31, 2006. Our obligations under operating leases have decreased from $338.9 million to $299.3 million, and our capital lease and financing obligations have decreased from $626.7 million to $608.2 million. In particular, the number of communities we lease increased from 109 at December 31, 2003, to 161 at December 31, 2006. We believe that, on the basis of the operating results of these communities (many of which we managed) prior to the commencement of the leases, the cash flow from such communities will be adequate to support the increased lease obligations. Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of our properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, we are required to maintain the leased properties in a reasonable and prudent manner. For the year ended December 31, 2006, we were in violation of one or more covenants in certain of our leases, but obtained waivers from the owners such that we were still deemed to be in compliance and thus, were not in default. The waivers expire on January 1, 2008.

Management believes that we will be able to sustain positive operating cash flow or have adequate cash reserves for all necessary investing and financing activities including required debt service and capital expenditures through at least 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at December 31, 2006 (In thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$86,460	$2,863	$56,589	$4,841	$22,167
Capital lease and financing obligations, including current portion	608,166	22,254	54,890	70,252	460,770
Operating leases	299,345	41,164	84,176	80,570	93,435
Convertible debentures	26,575	-	26,575	-	-
	$1,020,546	$66,281	$222,230	$155,663	$576,372

In March 2007, $16.1 million of our $26.6 million in convertible debentures were converted to common stock and are no longer outstanding. The remaining balance of $10.5 million is due in 2008.

The following table summarizes interest on our contractual obligations at December 31, 2006, (In thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$19,792	$7,461	$6,928	$3,673	$1,730
Capital lease and financing obligations	324,426	40,007	75,288	67,362	141,769
Convertible debentures	3,322	1,661	1,661	-	-
	$347,540	$49,129	$83,877	$71,035	$143,499

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact the adoption of this statement could have on our financial condition, results of operations and cash flows, but we do not expect it to be significant.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB 108, which expresses the SEC’s staff views, were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and we adopted SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Impact of Inflation

To date, inflation has not had a significant impact on Emeritus. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 13.3% of revenues for the year ended December 31, 2006. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most GAAP measures. In this report, we define and use the non-GAAP financial measure of Adjusted EBITDA, as set forth below:

Definition of Adjusted EBITDA:

We define Adjusted EBITDA as follows:

Net income (loss) to common shareholders before:
preferred stock dividends,
gains or losses, net of tax, in discontinued operations,
provision or benefit for income taxes,
equity earnings or losses in unconsolidated joint ventures,
gains or losses on sale of assets or investments,
depreciation and amortization,
impairment losses,
amortization of deferred gains,
non-cash stock option compensation expense,
interest expense,
interest income, and
other non-cash unusual adjustments
= Adjusted EBITDA

Management's Use of Adjusted EBITDA:

We use Adjusted EBITDA to assess our overall financial and operating performance. We believe this non-GAAP measure, as we have defined it, is useful in identifying trends in our day-to-day performance because it excludes items that have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management to review the financial performance of the business on a monthly basis and is also used by research analysts and investors to evaluate the performance and value of the companies in our industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Limitations of Adjusted EBITDA:

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings. Material limitations in making the adjustments to our earnings (losses) to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss) includes:

•	The items excluded from the calculation of Adjusted EBITDA generally represent income or expense items that may have a significant affect on our financial results,
•	Items determined to be non-recurring in nature could, nevertheless, re-occur in the future, and
•
Depreciation and amortization, while not directly impacting our current cash position, does represent wear and tear and/or reduction in value of our properties. If the cost to maintain our properties exceeds our expected routine capital expenditures, then this could affect our ability to attract and retain long-term residents at our communities.

An investor or potential investor may find this important in evaluating our performance and results of operations. We use this non-GAAP measure to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income (loss), income from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of GAAP net income (loss) to Adjusted EBITDA presented below, along with our consolidated balance sheets, statements of operations, and cash flows. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the three months and year ended December 31, 2006 and 2005:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net income (loss) from common shareholders	$(5,296)	$18,550	$(14,618)	$11,703
Preferred dividends	-	-	-	599
(Gain) loss on sale, net of tax benefit, in discontinued operations	-	(1,131)	-	1,767
Provision (benefit) for income taxes	(1,077)	8,147	(3,044)	9,358
Equity (earnings) losses in unconsolidated joint ventures	363	89	993	(2,188)
(Gains) losses on sale of long-term investments	-	(34,118)	-	(55,441)
Depreciation and amortization	13,257	11,850	50,478	46,277
Impairment loss on long-term investment	829	-	829	-
Amortization of deferred gains	(553)	(553)	(2,214)	(2,215)
Non-cash stock option compensation expenses	575	-	2,780	-
Interest expense	12,465	12,728	49,252	50,144
Interest income	(582)	(623)	(2,893)	(1,507)
Other non-cash unusual activity:
Reversal of Texas settlement accrued in 2004	-	-	(12,207)	-
Professional and workers' compensation liability adjustments	-	-	(2,674)	4,563
Adjusted EBITDA	$19,981	$14,939	$66,682	$63,060

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments entered into for purposes other than trading, none of which are sensitive to changes in interest rates. For our debt and capital lease and financing obligations, the table presents principal repayments in thousands of dollars and current weighted averages of interest rates on these obligations as of December 31, 2006.

	Expected maturity date (In thousands)
	2007	2008	2009	2010	2011	Thereafter	Total	Fair value	Average interest rate
Long-term debt:
Fixed rate	$2,863	$54,640	$1,949	$1,588	$3,253	$22,167	$86,460	$84,617	8.61%
Capital lease and financing obligations	$22,254	$25,664	$29,226	$33,061	$37,191	$460,770	$608,166	$453,221	6.70%
Convertible debentures	$-	$26,575	$-	$-	$-	$-	$26,575	$28,804	6.25%

In March 2007, $16.1 million of our $26.6 million in convertible debentures were converted to common stock and are no longer outstanding. The remaining balance of $10.5 million is due in 2008.

At December 31, 2006, we had no variable rate borrowings so our earnings are not affected by changes in interest rates as a result of our short-term and long-term borrowings. However, we do have certain operating lease obligations based on LIBOR, with a LIBOR cap of approximately 5.3%. As of December 31, 2006, the LIBOR rate was at the 5.3% cap and we currently have no variable rate exposure for additional lease expense. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2006. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

(b) Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal controls Management has evaluated the effectiveness of the Company's internal controls through December 31, 2006. Through the Company’s ongoing evaluation process to determine whether any changes occurred in internal control procedures in the fourth quarter of 2006, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

[The rest of this page is intentionally left blank]

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2006, including the 2006 Equity Incentive Plan, the 1995 Stock Incentive Plan, including directors, and the Employee Stock Purchase Plan. The material terms of each of these plans and arrangements are described in Note (8) “Shareholders’ Deficit” to “Notes to Consolidated Financial Statements.”

			Number of shares remaining		Total of
	Number of shares to be		available for future issuance		shares
	issued upon exercise of	Weighted-average exercise	under equity compensation		reflected in
	outstanding options,	price of outstanding options,	plans excluding shares		columns (a)
	warrants and rights	warrants and rights	reflected in column (a)		and (c)
Plan Category	(a)	(b)	(c)		(d)

Equity compensation plans
approved by shareholders	1,510,189	$9.09	873,257	(1)	2,383,446

Equity compensation plans
not approved by shareholders	-	-	-		-
Total	1,510,189	$9.09	873,257		2,383,446

(1) Represents 181,757 shares available for purchase under the Employee Stock Purchase Plan and 691,500 shares available for grant under the 2006 Equity Incentive Plan and the 1995 Stock Incentive Plan, which includes director stock options.

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

[The rest of this page is intentionally left blank]

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
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York, Heritage Health Center in
	Hendersonville, North Carolina. The following agreements are representative of those executed in connection with
	these properties:
	10.9.1	Lease Agreement dated March 29, 1996, between the registrant ("Lessee") and Health Care Property Investors,
		Inc. ("Lessor") (Exhibit 10.10.1).	(3)
	10.9.2	First Amendment Lease Agreement dated April 25, 1996, by and between the registrant ("Lessee") and Health
		Care Property Investors, Inc. ("Lessor") (Exhibit 10.10.2).	(3)
	10.9.3	Amended and Restated Master Lease Agreement dated September 18, 2002, between Health Care Property
		Investors, Inc., HCPI Trust, Texas HCP Holding, L.P. ("Lessor") and Emeritus Corporation, ESC III, L.P.
		("Lessee").	(27)
	10.9.4	Promissory Note between Emeritus Corporation ("Maker") Health Care Property Investors, Inc. ("Lender"), dated
		September 18, 2002.	(27)
10.11	Summer Wind in Boise, Idaho
	10.11.1	Lease Agreement dated as of August 31, 1995, between AHP of Washington, Inc. and the registrant (Exhibit
		10.18.1).	(1)
	10.11.2	First Amended Lease Agreement dated as of December 31, 1996, by and between the registrant and AHP of
		Washington, Inc. (Exhibit 10.16.2).	(5)
10.13	The Palisades in El Paso, Texas, Amber Oaks in San Antonio, Texas and Redwood Springs in San Marcos, Texas. The
	following agreements are representative of those executed in connection with these properties.
	10.13.1	Lease Agreement dated April 1, 1997, between ESC III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee") and Texas
		HCP Holding , L.P. ("Lessor") (Exhibit 10.4.1).	(6)
	10.13.2	First Amendment to Lease Agreement dated April 1, 1997, between Lessee and Texas HCP Holding , L.P. Lessor
		(Exhibit 10.4.2).	(6)
	10.13.3	Guaranty dated April 1, 1997, by the registrant ("Guarantor") in favor of Texas HCP Holding , L.P. (Exhibit 10.4.3).	(6)
	10.13.4	Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding , L.P.
		("Assignee") (Exhibit 10.4.4).	(6)
10.15	Green Meadows Communities
	10.15.1	Consent to Assignment of and First Amendment to Asset Purchase Agreement dated September 1, 1995, among
		the registrant, The Standish Care Company and Painted Post Partnership, Allentown Personal Car General
		Partnership, Unity Partnership, Saulsbury General Partnership and P. Jules Patt (collectively, the "Partnerships"),
		together with Asset Purchase Agreement dated July 27, 1995, among The Standish Care Company and the
		Partnerships (Exhibit 10.24.1).	(1)
	10.15.2	Agreement to Provide Administrative Services to an Adult Home dated October 23, 1995, between the registrant
		and P. Jules Patt and Pamela J. Patt (Exhibit 10.24.6).	(1)
	10.15.3	Assignment Agreement dated October 19, 1995, between the registrant, HCPI Trust and Health Care Property
		Investors, Inc. (Exhibit 10.24.8).	(1)
	10.15.4	Assignment and Assumption Agreement dated August 31, 1995, between the registrant and The Standish Care
		Company (Exhibit 10.24.9).	(1)

Footnote
Number	Description	Number
	10.15.5	Guaranty dated October 19, 1995, by Daniel R. Baty in favor of Health Care Property Investors, Inc., and HCPI
		Trust (Exhibit 10.24.10).	(1)
	10.15.6	Guaranty dated October 19, 1995, by the registrant in favor of Health Care Property Investors, Inc. (Exhibit
		10.24.11).	(1)
	10.15.7	Second Amendment to Agreement to provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.2).	(10)
10.16	Carolina Communities
	10.16.1	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Countryside
		Facility (Exhibit 10.23.1).	(2)
	10.16.3	Promissory Note dated as of January 26, 1996, in the amount of $3,991,190 from Heritage Hills Retirement, Inc.
		("Borrower") to Health Care Property Investors, Inc. ("Lender") (Exhibit 10.23.4).	(2)
	10.16.4	Loan Agreement dated January 26, 1996, between the Borrower and the Lender (Exhibit 10.23.5).	(2)
	10.16.5	Guaranty dated January 26, 1996, by the registrant in favor of the Borrower (Exhibit 10.23.6).	(2)
	10.16.6	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated as of January 26, 1996, by
		and among Heritage Hills Retirement, Inc. ("Grantor"), Chicago Title Insurance Company ("Trustee") and Health
		Care Property Investor, Inc. ("Beneficiary") (Exhibit 10.23.7).	(2)
	10.16.7	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Heritage Lodge Facility (Exhibit 10.23.8).	(2)
	10.16.8	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Pine Park Facility (Exhibit 10.23.9).	(2)
	10.16.9	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Skylyn Facility
		(Exhibit 10.23.10).	(2)
	10.16.10	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Summit Place
		Facility (Exhibit 10.23.11).	(2)
	10.16.11	Amendment to Deed of Trust dated April 25, 1996, between Heritage Hills Retirement, Inc. ("Grantor"), and
		Health Care Property Investors, Inc. ("Beneficiary") (Exhibit 10.21.12).	(5)
10.18	Garrison Creek Lodge in Walla Walla, Washington, Cambria in El Paso Texas, and Sherwood Place in Odessa,
	Texas. The following agreements are representative of those executed in connection with these properties:
	10.18.1	Lease Agreement dated July, August and September 1996, between the registrant ("Lessee") and American Health
		Properties, Inc. ("Lessor") (Exhibit 10.3.1).	(4)
	10.18.2	First Amendment to Lease Agreement dated December 31, 1996, between the registrant ("Lessee") and AHP of
		Washington, Inc, ("Lessor") (Exhibit 10.35.2).	(5)
10.2	Rosewood Court in Fullerton, California, The Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
	Washington, Seabrook in Everett, Washington and Laurel Lake Estates in Voorhees, New Jersey, Green Meadows--
	Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York. The following agreements are
	representative of those executed in connection with these properties:
	10.20.1	Second Amended Lease Agreement dated as of December 30, 1996, by and between the registrant and Health
		Care Property Investors, Inc. (Exhibit 10.37.1).	(5)
10.21	Cooper George Partners Limited Partnership
	10.21.2	Partnership Interest Purchase Agreement dated June 4, 1998, between Emeritus Real Estate L.L.C. IV ("Seller")
		and Columbia Pacific Master Fund 98 General Partnership ("Buyer") (Exhibit 10.3.2).	(15)
	10.21.4	Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited Partnership dated
		June 29, 1998, between Columbia Pacific Master Fund '98 General Partnership, Emeritus Real Estate IV, L.L.C.
		and Bella Torre De Pisa Limited Partnership (Exhibit 10.3.4).	(15)

Footnote
Number	Description	Number
10.22	Registration Rights Agreement dated February 8, 1996, with respect to the registrant's 6.25% Convertible Subordinated
	Debentures due 2006 (Exhibit 10.44).		(2)
10.23	Registration Rights Agreement dated February 8, 1996, with respect to the registrant's 6.25% Convertible Subordinated
	Debentures due 2006 (Exhibit 10.45).		(2)
10.24	Office Lease Agreement dated April 29, 1996, between Martin Selig ("Lessor") and the registrant ("Lessee") (Exhibit 10.8)		(3)
10.25	Colonie Manor in Latham, New York, Bassett Manor in Williamsville, New York, West Side Manor in Liverpool,
	New York, Bellevue Manor in Syracuse, New York, Perinton Park Manor in Fairport, New York, Bassett Park
	Manor in Williamsville, New York, Woodland Manor in Vestal, New York, East Side Manor in Fayetteville, New
	York and West Side Manor in Rochester, New York. The following agreement is representative of those executed in
	connection with these properties:
	10.25.1	Lease Agreement dated September 1, 1996, between Philip Wegman ("Landlord") and Painted Post Partners
		("Tenant") (Exhibit 10.4.1).	(4)
	10.25.2	Agreement to Provide Administrative Services to an Adult Home dated September 2, 1996, between the registrant
		and Painted Post Partners ("Operator") (Exhibit 10.4.2).	(4)
	10.25.3	First Amendment to Agreement to Provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.1).	(10)
10.26	Columbia House Communities.
	10.26.1	Management Services Agreement between the Registrant ("Manager") and Columbia House, L.L.C. ("Lessee")
		dated November 1, 1996, with respect to Camlu Retirement (Exhibit 10.6.1).	(4)
	10.26.2	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Lessee") with respect to York.	(13)
	10.26.4	Management Services Agreement dated June 1, 1997, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Autumn Ridge (Exhibit 10.3.1).	(9)
	10.26.6	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Camlu Coeur d'Alene, L.L.C.
		with respect to Camlu.	(13)
	10.26.7	Assignment and First Amendment to Agreement to Provide Management Services dated September 1, 1997,
		between the registrant, Columbia House, L.L.C., Acorn Service Corporation and Autumn Ridge Herculaneum,
		L.L.C. with respect to Autumn Ridge.	(13)
	10.26.8	Management Services Agreement dated January 1, 1998, between the registrant ("Manager") and Columbia House
		L.L.C. ("Owner") with respect to Park Lane	(13)
10.27	Vickery Towers in Dallas, Texas
	10.27.1	Partnership Interest Purchase and Sale Agreement dated June 4, 1998, between ESC GP II, Inc. and Emeritus
		Properties IV, Inc. (together "Seller") and Columbia Pacific Master Fund 98 General Partnership and Daniel R.
		Baty (together "Purchaser") (Exhibit 10.4.1).	(15)
	10.27.2	Amended and Restated Agreement of Limited Partnership of ESC II, LP dated June 30, 1998, between Columbia
		Pacific Master Fund '98 General Partnership and Daniel R. Baty (10.4.2).	(15)
	10.27.3	Agreement to Provide Management Services To An Independent and Assisted Living Facility dated June 30,
		1998, between ESC II, LP ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).	(15)
10.29	Development Properties in Auburn, Massachusetts, Louisville, Kentucky and Rocky Hill, Connecticut. The following
	agreements are representative of those executed in connection with these properties:
	10.29.1	Lease Agreement dated February 1996, between the registrant ("Lessee") and LM Auburn Assisted Living L.L.C.,
		and LM Louisville Assisted Living L.L.C., ("Landlords") with respect to the development properties in Auburn
		and Louisville (Exhibit 10.58.1).	(5)

Footnote
Number	Description	Number
	10.29.2	Amended and Restated Lease Agreement dated February 26, 1996, between the registrant ("Lessee") and LM
		Rocky Hill Assisted Living Limited Partnership, ("Landlord") with respect to the development property in Rocky
		Hill (Exhibit 10.58.2).	(5)
	10.29.3	Lease Agreement dated October 10, 1996, between the registrant ("Lessee") and LM Chelmsford Assisted Living
		L.L.C., ("Landlord") with respect to the development property in Chelmsford (Exhibit 10.58.3).	(5)
	10.29.4	Promissory Note in the amount of $1,255,000 dated December 1996, between the registrant ("Lender") and LM
		Auburn Assisted Living L.L.C., ("Borrower") with respect to the development property in Auburn (Exhibit
		10.58.4).	(5)
	10.29.5	Promissory Note in the amount of $1,450,000 dated January 1997, between the registrant ("Lender") and LM
		Louisville Assisted Living L.L.C., ("Borrower") with respect to the development property in Louisville (Exhibit
		10.58.5).	(5)
	10.29.6	Promissory Note in the amount of $1,275,000 dated January 1997, between the registrant ("Lender") and LM
		Rocky Hill Assisted Living Limited Liability Partnership, ("Borrower") with respect to the development property
		in Rocky Hill (Exhibit 10.58.6).	(5)
	10.29.7	Promissory Note in the amount of $300,000 dated January 1997, between the registrant ("Lender") and LM
		Chelmsford Assisted Living L.L.C., ("Borrower") with respect to the development property in Chelmsford
		(Exhibit 10.58.7).	(5)
	10.29.8	Real Estate Purchase and Sale Agreement under the purchase option on the lease dated January 1, 2000, between
		Auburn Land L.L.C. ("Seller") and Emeritus Properties XIV, L.L.C. ("Buyer") dated August 26, 2002.	(27)
	10.29.9	Sublease Termination and Release Agreement between Sage Assisted Living L.L.C. ("Landlord") and Emeritus
		Properties XIV, L.L.C. ("Tenant") dated August 26, 2002.	(27)
	10.29.10	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Auburn, Massachusetts, Facility dated August 28, 2003.	(32)
	10.29.11	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Louisville, Kentucky, Facility dated August 28, 2003.	(32)
	10.29.12	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Rocky Hill, Connecticut, Facility dated August 28, 2003.	(32)
	10.29.13	Second Amendment to Lease Agreement between HCRI Eddy Pond Properties Trust ("Landlord") and the
		Registrant ("Tenant") with respect to the Auburn, Massachusetts, Facility dated June 30, 2003.	(32)
	10.29.14	Second Amendment to Lease Agreement between HCRI Stone Creek Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Louisville, Kentucky, Facility dated June 30, 2003.	(32)
	10.29.15	Second Amendment to Lease Agreement between HCRI Cold Spring Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Rocky Hill, Connecticut, Facility dated June 30, 2003.	(32)
	10.29.16	Promissory Note in the amount of $3,100,000 dated August 28, 2003, between the registrant ("Borrower") and
		Health Care REIT, Inc.. ("Lender") secured by the mortgage on the Ridgeland, Mississippi property.	(32)
10.31	Senior Management Employment Agreements and Amendments entered into between the registrant and each of the
	following individuals:
	10.31.1	Frank A. Ruffo (Exhibit 10.6.2) and Raymond R. Brandstrom (Exhibit 10.6.5).	(9)
	10.31.2	Raymond R. Brandstrom (Exhibit 10.11.1) and Frank A. Ruffo (Exhibit 10.11.3)	(9)

Footnote
Number	Description	Number
10.32	La Casa Grande in New Port Richey, Florida, River Oaks in Englewood, Florida, and Stanford Centre in Altamonte
	Springs, Florida. The following agreements are representative of those executed in connection with these properties.
	10.32.1	Stock Purchase Agreement dated September 30, 1996, between Wayne Voegele, Jerome Lang, Ronald Carlson,
		Thomas Stanford, Frank McMillan, Lonnie Carlson, and Carla Holweger ("Seller") and the registrant
		("Purchaser") with respect to La Casa Grande (Exhibit 10.1).	(7)
	10.32.2	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to La Case Grande (Exhibit 10.2).	(7)
	10.32.3	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to La
		Casa Grande (Exhibit 10.2).	(7)
	10.32.4	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to River Oaks (Exhibit 10.4).	(7)
	10.32.5	Stock Purchase Agreement dated September 30, 1996, between the Seller and the registrant with respect to
		Stanford Centre (Exhibit 10.5).	(7)
	10.32.6	First Amendment to Stock Purchase Agreement dated January 31, 1997, between the Seller and the registrant with
		respect to Stanford Centre (Exhibit 10.6).	(7)
10.33	Painted Post Partnership
	10.33.1 Painted Post Partners Partnership Agreement dated October 1, 1995 (Exhibit 10.24.7).		(1)
	10.33.2	First Amendment to Painted Post Partners Partnership Agreement dated October 22, 1996, between Daniel R.
		Baty and Raymond R. Brandstrom (Exhibit 10.20.20).	(5)
	10.33.3	Indemnity Agreement dated November 3, 1996, between the registrant and Painted Post Partners (Exhibit 10.3).	(10)
	10.33.4	First Amendment to Indemnity Agreement dated January 1, 1997, between the registrant and Painted Post
		Partners (Exhibit 10.4).	(10)
	10.33.5	Undertaking and Indemnity Agreement dated October 23, 1995, between the registrant, P. Jules Patt and Pamela J.
		Patt and Painted Post Partnership (Exhibit 10.5).	(10)
	10.33.6	First Amendment to Undertaking and Indemnity Agreement dated January 1, 1997, between Painted post Partners
		and the registrant (Exhibit 10.6).	(10)
	10.33.7	First Amendment to Non-Competition Agreement between the registrant and Daniel R. Baty (Exhibit 10.1.1) and
		Raymond R. Brandstrom (Exhibit 10.1.2).	(11)
10.34	Ridgeland Court in Ridgeland, Mississippi
	10.34.1	Master Agreement and Subordination Agreement dated September 5, 1997, between the registrant, Emeritus
		Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.1).	(12)
	10.34.2	License Agreement dated September 5, 1997, between the registrant and its subsidiary and affiliated corporations
		and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.2).	(12)
	10.34.3	Economic Interest Assignment Agreement and Subordination Agreement dated September 5, 1997, between the
		registrant, Emeritus Properties I, Inc., and Mississippi Baptist Health Systems, Inc. (Exhibit 10.1.3).	(12)
	10.34.4	Operating Agreement for Ridgeland Assisted Living, L.L.C. dated December 23, 1998, between the registrant,
		Emeritrust Properties XI, L.L.C. and Mississippi Baptist Medical Enterprises, Inc. (Exhibit 10.46.4)	(16)
	10.34.5	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C..
		(Exhibit 10.46.5).	(16)
	10.34.6	Purchase and Sale Agreement by and between Mississippi Baptist Medical Enterprises, Inc. ("Seller"), ESC-
		RIDGELAND, LLC ("Purchaser"), Emeritus Properties XI, LLC ("Emeritus XI"), and Ridgeland Assisted Living
		LLC ("Company") dated September 29, 2003.	(32)
	10.34.7	Lease Agreement between HCRI Ridgeland Pointe Properties, LLC ("Landlord") and Ridgeland Assisted Living,
		LLC ("Tenant") dated September 29, 2003.	(32)
10.36	Amendment to Office Lease Agreement dated September 6, 1996, between Martin Selig ("Lessor") and the registrant.		(13)

Footnote
Number	Description	Number
10.37	Villa Del Rey in Escondido, California
	10.37.1	Purchase and Sale Agreement dated December 19, 1996, between the registrant ("Purchaser") and Northwest
		Retirement ("Seller") (Exhibit 10.1.1).	(6)
10.38	Development Property in Paso Robles, California
	10.38.1	Agreement of TDC/Emeritus Paso Robles Associates dated June 1, 1995, between the registrant and TDC
		Convalescent, Inc. (Exhibit 10.2.1).	(6)
	10.38.7	Purchase and Sale Agreement between TDC Convalescent, Inc. ("Seller") and the registrant ("Purchaser") dated
		March 26, 2002.	(25)
10.41	Development Property in Danville, Illinois
	10.41.1	Purchase and Sale Agreement dated October 14, 1997, between South Bay Partners, Inc. ("Purchaser") and Elks
		Lodge No. 332, BPOE ("Seller") (Exhibit 10.74.1).	(13)
	10.41.2	Assignment and Assumption of Purchase and Sale Agreement dated October 21, 1997, between South Bay
		Partners, Inc. and the registrant (Exhibit 10.74.2)	(13)
10.45	1998 Employee Stock Purchase Plan (Exhibit 99.2).		(14)
10.49	Richland Gardens in Richland, Washington, Charlton Place in Tacoma Washington, The Pines of Goldsboro in
	Goldsboro, North Carolina, Silverleaf Manor in Meridian, Mississippi and Wilburn Gardens in Fredericksburg,
	Virginia. The following agreement is representative of those executed in connection with these properties.
	10.49.1	Agreement To Provide Management Services To An Assisted Living Facility dated February 2, 1998, between
		Richland Assisted, L.L.C. ("Owner") and Acorn Service Corporation ("Manager") (Exhibit 10.9.1).	(15)
10.5	Richland Gardens in Richland, Washington, The Pines of Goldsboro in Goldsboro, North Carolina, Silverleaf Manor
	in Meridian, Mississippi, Wilburn Gardens in Fredericksburg, Virginia and Park Lane in Toledo, Ohio. The following
	agreement is representative of those executed in connection with these properties.
	10.50.1	Marketing Agreement dated February 2, 1998, between Acorn Service Corporation ("Acorn") and Richland
		Assisted, L.L.C. ("RAL.L.C.") (Exhibit 10.10.1).	(15)
10.51	Kirkland Lodge in Kirkland, Washington
	10.51.1	Purchase and Sale Agreement dated December 23, 1998, between the registrant and Meditrust Company L.L.C.
		(Exhibit 10.46.5).	(16)
	10.51.2	Loan Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty Federal Bank
		(Exhibit 10.65.2).	(16)
	10.51.3	Promissory Note Agreement dated December 28, 1998, between Emeritus Properties X, L.L.C. and Guaranty
		Federal Bank (Exhibit 10.65.3).	(16)
	10.51.4	Guaranty Agreement dated December 28, 1998, between the registrant and Guaranty Federal Bank (Exhibit
		10.65.3).	(16)
10.52	Emeritrust communities
	10.52.1	Purchase and Sale Agreement dated December 30, 1998, between the registrant, Emeritus Properties VI, Inc.,
		ESC I, L.P. and AL Investors L.L.C. (Exhibit 10.66.1).	(16)
	10.52.2	Supplemental Purchase Agreement in Connection with Purchase of Facilities dated December 30, 1998, between
		the registrant, Emeritus Properties I, Inc. Emeritus Properties VI, Inc., ESC I, L.P. and AL Investors L.L.C.
		(Exhibit 10.66.2).	(16)
	10.52.3	Management Agreement with Option to Purchase dated December 30, 1998, between the registrant, Emeritus
		Management I LP, Emeritus Properties I, Inc, ESC I, L.P., Emeritus Management L.L.C. and AL Investors L.L.C.
		(Exhibit 10.66.3).	(16)
	10.52.4	Guaranty of Management Agreement and Shortfall Funding Agreement dated December 30, 1998, between the
		registrant and AL Investors L.L.C. (Exhibit 10.66.4).	(16)
	10.52.5	Put and Purchase Agreement dated December 30, 1998, between Daniel R. Baty and AL Investors L.L.C. (Exhibit
		10.66.5) Second Emeritrust.	(16)

Footnote
Number	Description	Number
	10.52.6	First Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		March 22, 2001, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)
	10.52.7	Amendment to Guaranty of Management Agreement and Shortfall Funding Agreement (Emeritrust 25) dated
		March 22, 2001, between the registrant and AL Investors L.L.C.	(24)
	10.52.8	Second Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated March 22, 2001,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.9	Second Amendment to Management Agreement with Option to Purchase (AL I - Emeritrust 25 Facilities) dated
		January 1, 2002, between the registrant, Emeritus Management I LP, and AL Investors L.L.C.	(24)
	10.52.10	Third Amendment to Put and Purchase Agreement (AL I - Emeritrust 25 Facilities) dated January 1, 2002,
		between Daniel R. Baty and AL Investors L.L.C.	(24)
	10.52.11	Waiver, Consent, and Amendment to Management Agreement dated May 1, 2002, (AL I-Laurel Place) between
		Emeritus Management, L.L.C., the registrant, and AL I Investors, L.L.C.	(25)
	10.52.12	Third Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
	10.52.13	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus Management
		LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus Corporation
		("Emeritus"), and AL Investors LLC ("AL Investors"), dated September 30, 2003, effective January 2, 2004.	(31)
	10.52.14	Side Letter to Management Agreement with Option to Purchase by and among Emeritus Management LLC
		("Emeritus Management"), Emeritus Management I LP ("Texas Manager"), Emeritus Corporation ("Emeritus"),
		and AL Investors LLC ("AL Investors"), effective June 30, 2003.	(31)
	10.52.15	Fourth Amendment to Management Agreement with Option to Purchase by and among Emeritus
		Management LLC ("Emeritus Management"), Emeritus Management I LP ("Texas Management"), Emeritus
		Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective April 1, 2004.	(40)
	10.52.16	Fifth Amendment to Management Agreement by and among Emeritus Management LLC ("Emeritus
		Management"), Emeritus Corporation ("Emeritus"), and AL Investors LLC ("AL Investors"), effective
		June 1, 2004.	(42)
10.53	Emeritrust II communities
	10.53.1	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 14 Operating Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc., ESC G.G. I, Inc., ESC I, L.P. and AL
		Investors II LLC (Exhibit 10.1.1).	(17)
	10.53.2	Management Agreement with Option to Purchase (AL II — 14 Operating Facilities) dated March 26, 1999,
		between the registrant, Emeritus Management I LP, Emeritus Properties I, Inc., ESC G.P. I, Inc., ESC I, L.P. and
		AL Investors II LLC (Exhibit 10.1.3).	(17)
	10.53.3	Guaranty of Management Agreement (AL II--14 Operating Facilities) dated March 26, 1999, between the
		registrant and AL Investors II L.L.C. (Exhibit 10.1.3).	(17)
	10.53.4	Supplemental Purchase Agreement in Connection with Purchase of Facilities (AL II — 5 Development Facilities)
		dated March 26, 1999, between the registrant, Emeritus Properties I, Inc. and AL Investors Development LLC
		(Exhibit 10.1.4).	(17)
	10.53.5	Management Agreement with Option to Purchase (AL II — 5 Development Facilities) dated March 26, 1999,
		between the registrant, Emeritus Properties I, Inc., Emeritus Management LLC and AL Investors Development
		LLC (Exhibit 10.1.5).	(17)
	10.53.6	Guaranty of Management Agreement and Shortfall Funding Agreement (AL II — 5 Development Facilities) dated
		March 26, 1999, between the registrant and AL Investors Development LLC (Exhibit 10.1.6).	(17)

Footnote
Number	Description	Number
	10.53.7	Put and Purchase Agreement (AL II Holdings--14 Operating Facilities and 5 Development Facilities) dated March
		26, 1999, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and AL Investors
		Development L.L.C. (Exhibit 10.1.7).	(17)
	10.53.8	Second Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated March 22, 2001,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I, and AL Investors II L.L.C.	(24)
	10.53.9	Second Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated March 22, 2001, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C. and
		AL Investors Development L.L.C.	(24)
	10.53.10	First Amendment to Management Agreement (AL II - 5 Development Facilities) dated January 1, 2002, between
		the registrant, Emeritus Management L.L.C., and AL Investors Development L.L.C.	(24)
	10.53.11	Third Amendment to Put and Purchase Agreement (AL II Holdings - 14 Operating Facilities and 5 Development
		Facilities) dated January 1, 2002, between Daniel R. Baty and AL II Holdings L.L.C., AL Investors II L.L.C., and
		AL Investors Development L.L.C.	(24)
	10.53.12	Third Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated January 1, 2002,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(24)
	10.53.13	Fourth Amendment to Management Agreement (AL II - 14 Operating Facilities) (GMAC) dated June 30, 2003,
		between the registrant, Emeritus Management L.L.C., Emeritus Management I LP, and AL Investors II L.L.C.	(31)
	10.53.14	Amended and Restated Loan Agreement between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.15	Amended and Restated Note for $25.8 million between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(31)
	10.53.16	Amended and Restated Leasehold Mortgage/Deed of Trust, Security Agreement, Assignment of Leases and
		Rents, Financing Statement and Fixture Filing by the registrant ("Trustor") and Commonwealth Land Title
		Insurance Company, Mid South Title Co., Lawyers Title of Arizona, Inc., Transnation Title & Escrow, Inc.,
		Carson Mills, AmeriTitle, William Fairbanks, Lawyers Title Realty Services, Inc., Transnation Title Insurance
		Company (collectively "Trustee") in favor of Health Care REIT, Inc. ("Beneficiary") dated September 30, 2003.	(31)
	10.53.17	Warrant for the Purchase of Shares of Common Stock by Emeritus Corporation ("Issuer"), for Senior Housing Partners
		I, LP ("Holder") for an aggregate of 400,000 shares, dated September 30, 2003.	(31)
	10.53.18	Master Agreement between Owners and Emeritus Corporation Regarding Sale of AL II Assisted Living Portfolio,
		dated September 30, 2003.	(31)
	10.53.19	Second Amended and Restated Loan Agreement between Healthcare Realty Trust and Emeritus
		Corporation and dated as of March 3, 2005.	(51)
	10.53.20	Second Amended and Restated Note between Emeritus Corporation and Healthcare Realty Trust
		Incorporated and dated as of March 3, 2005.	(51)
	10.53.21	Loan Purchase Agreement among Healthcare Realty Trust Incorporated, Health Care REIT, Inc., and
		Emeritus Corporation and dated as of March 3, 2005.	(51)
	10.53.22	Intercreditor Agreement between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated and
		dated as of March 3, 2005.	(51)
	10.53.23	First Amendment to Amended and Restated Master Lease Agreement dated as of June 22nd, 2005 by and among Health Care Reit,	(59)
		Inc., HCRI Mississippi Properties, Inc, HCRI Massachusetts Properties Trust II, and HCRI Texas Properties, LTD, as Landlord and
		Emeritus Corporation as Tenant
10.54	Meadow Lodge at Drum Lodge Hill in Chelmsford, Massachusetts
	10.54.1	Purchase and Sales Agreement dated April 23, 1999, between LM Chelmsford Assisted Living, L.L.C. ("Seller")
		and the registrant ("purchaser") (Exhibit 10.1.1).	(18)

Footnote
Number	Description	Number
10.55	Meadow Lodge at Drum Hill in Chelmsford, Massachusetts, Cobblestones at Fairmont in Manassas, Virginia,
	Kirkland Lodge in Kirkland, Washington and Ridgeland Pointe in Ridgeland, Mississippi. The following agreements
	are representative of those executed in conjunction with these properties.
	10.55.1	Fixed Rate Noted dated September 29, 1999, between Amresco Capital, L.P. ("Payee") and the registrant
		("Maker") (Exhibit 10.2.1).	(18)
	10.55.2	Mortgage and Security Agreement dated September 29, 1999, between Amresco Capital, L.P. (Mortgagee") and
		the registrant ("mortgagor") (Exhibit 10.2.2).	(18)
	10.55.3	Unsecured Promissory Note in the amount of $4,400,000 dated August 28, 2003, between the registrant
		("Borrower") and Health Care REIT, Inc.. ("Lender")	(32)
	10.55.4	Lease Agreement between HCRI Drum Hill Properties, LLC ("Landlord") and Emeritus Properties IX, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.5	Lease Agreement between HCRI Fairmont Properties, LLC ("Landlord") and Emeritus Properties XII, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.6	Lease Agreement between HCRI Kirkland Properties, LLC ("Landlord") and Emeritus Properties X, LLC
		("Tenant") dated September 29, 2003.	(32)
	10.55.7	Guaranty ("guaranty") is executed as of September 29, 1999, by Emeritus Corporation, a Washington corporation
		(singularly and collectively referred to as "guarantor"), for the benefit of Amresco Capital, L.P., a Delaware
		limited partnership ("lender").	(49)
	10.55.8	Cash Management and Security Agreement dated as of September 29, 1999, among Emeritus Properties XII, LLC
		(the "borrower"), Emeritus Corporation (the "manager"), and Amresco Capital, L.P. (together with its successors
		and assigns, the "lender").	(49)
	10.55.9	Assumption Agreement (“Agreement”) effective as of September 29, 2003, by and between Emeritus
		Properties IX, LLC, a Washington limited liability company (“original borrower” or “operating lessee”), HCRI
		Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), and JP Morgan Chase Bank
		(“lender”).	(49)
	10.55.10	Assumption of Obligations of Guarantor (“Agreement”) made and entered into as of September 29, 2003, by and
		among Health Care REIT, Inc., a Delaware corporation (the “assuming guarantor”), Emeritus Corporation, a
		Washington corporation (the “original guarantor”), and JP Morgan Chase Bank (the “lender”).	(49)
	10.55.11	Subordination and Standstill Agreement ( “Agreement”) dated as of the 29 day of September, 2003, by
		and among HCRI Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), Health Care REIT,
		Inc., a Delaware corporation (“HC REIT”), Emeritus Properties IX, LLC, a Washington limited liability company
		(“operating lessee”), Emeritus Corporation, a Washington corporation (“lease guarantor”), JP Morgan Chase Bank
		(“lender”).	(49)
10.56	Series B Preferred Stock Purchase Agreement dated as of December 10, 1999, between Emeritus Corporation and Saratoga
	Partners IV, L.P. (Exhibit 4.1).		(19)
10.57	Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with the Secretary of State of
	Washington on December 29, 1999 (Exhibit 4.2).		(19)
10.58	Shareholders Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).		(19)
10.59	Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners
	IV, L.P. (Exhibit 4.4).		(19)
10.60	Investment Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P., Saratoga Partners IV, L.P. and Saratoga Management Company L.L.C. (Exhibit
	4.5).		(19)

Footnote
Number	Description	Number
10.62	Emerald Hills in Auburn
	10.62.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.65	Loyalton of Hattiesburg in Hattiesburg, Mississippi
	10.65.2	Purchase agreement for Hattiesburg between ALCO XII L.L.C. ("Seller") and the registrant ("Purchaser") dated
	March 27, 2002.		(25)
10.66	Loyalton of Biloxi in Biloxi, Mississippi
	10.66.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(24)
10.67	Amended 1998 Employee Stock Purchase Plan (as amended and restated on May 19, 1999, and August 17, 2001).
	(Appendix B).		(23)
10.68	Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles, Louisiana; Kingsley Place at Lafayette,
	Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas; Kingsley Place at Oakwell
	Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at Stonebridge, Texas. The following
	agreements are representative of those executed in connection with these properties:
	10.68.1	Horizon Bay Lease Facilities Purchase Agreement between Integrated Living Communities of Alexandria,
		L.L.C., Integrated Living Communities of Lake Charles, L.L.C., Integrated Living Communities of Lafayette,
		L.L.C., Integrated Living Communities of Henderson, L.P., Integrated Living Communities of Oakwell, L.P.,
		Integrated Living Communities of San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
		(collectively, the "Seller") and the registrant ("Purchaser") dated April 4, 2002.	(25)
	10.68.2	Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior Lifestyle Shreveport, L.L.C
		("Seller"), dated April 17, 2002.	(25)
	10.68.3	First Amendment to the Horizon Bay Lease Facilities Purchase Agreement between the registrant ("Purchaser")
		and Integrated Living Communities of Alexandria, L.L.C., Integrated Living Communities of Lake Charles,
		L.L.C., Integrated Living Communities of Lafayette, L.L.C., Integrated Living Communities of Henderson, L.P.,
		Integrated Living Communities of Oakwell, L.P., Integrated Living Communities of San Antonio, L.P., and
		Integrated Living Communities of McKinney, L.P., (collectively, the "Seller") dated May 1, 2002.	(25)
	10.68.4	First Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated May 1, 2002.	(25)
	10.68.5	Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C., and
		HB-ESC V, L.P., dated May 1, 2002.	(25)
	10.68.6	Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P., and
		the registrant dated May 1, 2002.	(25)
	10.68.7	Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P.,
		and the registrant dated May 1, 2002.	(25)
	10.68.8	Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P.,
		and the registrant dated May 1, 2002.	(25)
	10.68.9	Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P., and
		the registrant dated May 1, 2002.	(25)
	10.68.10	Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P.,
		and the registrant dated May 9, 2002.	(25)
	10.68.11	Agreement to provide management services to assisted living facilities (Medical Center) between HB-ESC V,
		L.P., and the registrant dated May 9, 2002.	(25)
	10.68.12	Agreement to provide management services to assisted living facilities (Oakwell Farms) between HB-ESC V,
		L.P., and the registrant dated May 9, 2002.	(25)

Footnote
Number	Description	Number
10.68.13	Agreement to provide management services to assisted living facilities (Stonebridge) between HB-ESC V, L.P.,
	and the registrant dated May 9, 2002.	(25)
10.68.14	Second Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated May 31, 2002.	(25)
10.68.15	Third Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated June 14, 2002.	(25)
10.68.16	Fourth Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
	Lifestyle Shreveport, L.L.C. ("Seller"), dated June 28, 2002.	(25)
10.68.17	Termination of Amended and Restated Funding Agreement by and between Emeritus Corporation ("Emeritus")
	and HB-ESC I, LLC, HB-ESC II, LLC, and HB-ESC V, LP (collectively "HB Entities") effective June 30, 2003.	(31)
10.68.18	Global Amendment to Management Agreements by and between Emeritus Corporation ("Emeritus") and HB-ESC
	I, LLC, HB-ESC II, LLC, HB-ESC IV, LP, and HB-ESC V, LP (collectively "HB Licenses") effective June 30,
	2003	(31)
10.68.19	Assignment and assumption of leases by and among HB-ESCII, LLC ("Assignor"), Emeritus Corporation,
	("Assignee"), and Daniel R. Baty, ("Guarantor"), dated December 31, 2003.	(33)
10.68.20	Assignment and assumption of lease agreement (KP Stonebridge) by and among HB-ESC V, L.P., (“Assignor”),
	ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
	(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
	formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
	December 31, 2003.	(33)
10.68.21	Assignment and assumption of lease agreement (KP Henderson) by and among HB-ESC V, L.P., (“Assignor”),
	ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
	(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
	formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
	December 31, 2003.	(33)
10.68.22	Assignment and assumption of lease agreement (KP Medical) by and among HB-ESC V, L.P., (“Assignor”), ESC
	IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
	(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
	formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
	December 31, 2003.	(33)
10.68.23	Assignment and assumption of lease agreement (KP Oakwell) by and among HB-ESC V, L.P., (“Assignor”), ESC
	IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
	(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
	formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
	December 31, 2003.	(33)
10.68.24	Master Lease Agreement between HB-ESC I, LLC ("Landlord"), and Emeritus Corporation ("Tenant") dated
	December 31, 2003.	(36)
10.68.25	Third Amendment to Lease Agreement (Henderson, TX) dated as of June 30, 2005 by and between HR Acquisition of San Antonio,	(59)
	LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")
10.68.26	Third Amendment to Lease Agreement (Mckinney, TX) dated as of June 30, 2005 by and between HR Acquisition of San Antonio,	(59)
	LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")
10.68.27	Third Amendment to Lease Agreement (Oakwell, TX) dated as of June 30, 2005 by and between HR Acquisition of San Antonio,	(59)
	LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")
10.68.28	Third Amendment to Lease Agreement (San Antonio, TX) dated as of June 30, 2005 by and between HR Acquisition of San	(59)
	Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively "Guarantor")

Footnote
Number	Description	Number
10.71	Lodge at Eddy Pond, Massachusetts. The following agreements are representative of those executed in connection
	with the property:
	10.71.1	Loan Agreement between Heller Healthcare Finance, Inc. ("Lender") and Emeritus Properties XIV, L.L.C.
		("Borrower") dated August 26, 2002.	(27)
	10.71.2	Promissory Note A between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV, L.L.C.
		("Maker") dated August 26, 2002.	(27)
	10.71.3	Subordinate Promissory Note B between Heller Healthcare Finance, Inc. ("Holder") and Emeritus Properties XIV,
		L.L.C. ("Maker") dated August 26, 2002.	(27)
	10.71.4	Real Property Mortgage with Power of Sale and Security Agreement (Massachusetts) dated August 21, 2002.	(27)
	10.71.5	Collateral Assignment of Management Agreement and Waiver of Property Management and Broker Liens dated
		August 26, 2002.	(27)
	10.71.6	Guaranty by registrant ("Guarantor") to Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.7	Lease and Rent Assignment Agreement between Emeritus Properties XIV, L.L.C. ("Assignor") to Heller
		Healthcare Finance, Inc. ("Assignee") dated August 21, 2002.	(27)
	10.71.8	Side Letter regarding Deutsche Bank Refinancing and the registrants intent on refinancing with Heller Healthcare
		Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.9	Senior Housing Rider between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus Corporation ("Manager")
		and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
	10.71.10	Hazardous Materials Indemnity Agreement between Emeritus Properties XIV, L.L.C. ("Borrower"), Emeritus
		Corporation ("Guarantor") and Heller Healthcare Finance, Inc. ("Lender") dated August 26, 2002.	(27)
10.72	Champion Oaks, Texas, Collin Oaks, Texas, Galleria Oaks, Alabama, Loyalton of Austin, Texas, Loyalton of Lake
	Highlands, Texas, Memorial Oaks, Texas, Meridian Oaks, Indiana, Sugar Land Oaks, Texas, Tanglewood Oaks,
	Texas, Woodbridge Estates, Texas, Village Oaks at Chandler, Arizona, Cielo Vista, Texas, Conway, Florida,
	Farmers Branch, Texas, Fort Wayne, Indiana, Glendale, Arizona, Greenwood, Indiana, Hollywood Park, Texas,
	Las Vegas, Nevada, Melbourne, Florida, Mesa, Arizona, Orange Park, Florida, Southpoint, Florida, Tuskawilla,
	Florida. The following agreements are representative of those executed in connection with the properties:
	10.72.1	Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord") and
		Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant") dated October 1, 2002.	(26)
	10.72.2	PURCHASE AND SALE AGREEMENT (Membership Interests) between Emeritus Corporation, CP '02 Pool, LLC and FSPP Fretus I,
		LLC and FSPP Fretus II, LLC and Fretus Investors LLC	(70)
	10.72.3	LOAN AGREEMENT (AMENDED AND RESTATED) by and among the twenty-four (24) LLC companies or limited partnerships
		listed on Schedule A attached hereto together with their successors and assigns the "Borrowers", and individually
		a "Borrower and CAPMARK BANK	(70)
	10.72.4	LOAN AGREEMENT by and between CP '02 POOL LLC to Emeritus Corporation	(70)
	10.72.5	Promissory Note Capmark Fixed Rate for Fretus	(70)
	10.72.6	Promissory Note Capmark Variable Rate for Fretus	(70)
	10.72.7	Promissory Note CP 02 for Fretus	(70)
	10.72.8	Terminaton of master lease agreement for Fretus	(70)
10.73	Concorde, Nevada, Courtyard at the Willows, Washington, Fulton Villa, California, Juniper Meadows, Idaho, La
	Casa Grande, Florida , Lodge at Eddy Pond, Massachusetts, River Oaks, Florida, Silver Pines, Iowa ,
	Springmeadows, Montana, Stanford Centre, Florida, Villa del Rey, California. The following agreements are
	representative of those executed in connection with these properties:

Footnote
Number	Description	Number
	10.73.1	Master Lease by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty
		VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Puyallup, LLC, Emeritus Realty Bozeman, LLC, ESC-
		Port St. Richie, LLC, (collectively “Lessor”) and Emeritus Corporation, Emeritus Properties II, Inc., Emeritus
		Properties III, Inc., Emeritus Properties V, Inc., Emeritus Properties XIV, LLC, ESC-New Port Richey, LLC,
		ESC-Bozeman, LLC, dated December 6, 2002.	(28)
	10.73.2	Loan Agreement by and between General Electric Capital Corporation, a Delaware corporation, and Emeritus
		Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty
		XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC, ESC-Port St. Richie. LLC, dated
		December 6, 2002.	(28)
	10.73.3	Promissory Note A by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus
		Realty VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
		ESC-Port St. Richie. LLC, to General Electric Capital Corporation, a Delaware corporation, dated December 6,
		2002	(28)
	10.73.4	Subordinated Promissory Note B by ESC-Port St. Richie, LLC, a Washington limited liability company, to
		General Electric Capital Corporation, dated December 6, 2002.	(28)
	10.73.5	Loan Agreement by and between Emeritus Realty Corporation, a Nevada corporation and Health Care Property
		Investors, Inc., a Maryland corporation, dated December 6, 2002.	(28)
	10.73.6	Promissory Note by Emeritus Realty Corporation, a Nevada corporation, to Health Care Property investors, Inc., a
		Maryland corporation, dated December 6, 2002.
10.74	Hearthside Issaquah, Washington. The following agreements are representative of those executed in connection with
	these properties:
	10.74.1	Second Amendment to Loan Agreement by and between Emeritus Properties XIII, LLC ("Borrower") and GMAC
		Commercial Mortgage Corporation, ("Lender") dated January 29, 2003.	(28)
	10.74.2	Restatement, Amendment, and Bifurcation of Promissory Note A between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(28)
	10.74.3	Restatement, Amendment, and Bifurcation of Promissory Note B between Emeritus Properties XIII, LLC
		("Borrower"), and GMAC Commercial Mortgage Corporation ("Lender") dated January 29, 2003.	(0)
	10.74.4	Amendment to Promissory Note between M&M Properties ("Holder") and Emeritus Corporation and Emeritus
		Properties XIII, LLC ("Maker") dated January 29, 2003.	(28)
10.75	Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg, Pennsylvania;
	Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia; Loyalton of
	Greensboro, North Carolina; Loyalton of Ravenna, Ohio. The following agreements are representative of those
	executed in connection with these properties:
	10.75.1	Lease Agreement by HR Acquisition I Corporation ("Tenant"), Capstone Capital of Pennsylvania, Inc., and HRT
		Holdings, Inc. (collectively the "Lessor") and Emeritus Corporation ("Lessee") dated May 1, 2003.	(29)
	10.75.2	Promissory Note by Emeritus Corporation ("Maker"), for HR ACQUISITION I CORPORATION ("Payee") for
		principal amount of $600,000.00 dated May 1, 2003.	(29)
	10.75.3	Bill of Sale, Blanket Conveyance and Assignment by BCC at Bloomsburg, Inc. ("Tenant") and BCC Development
		and Management Co. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.4	Bill of Sale, Blanket Conveyance and Assignment by ALCO VI, LLC ("Tenant") and Balance Care at
		Mechanicsburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
	10.75.5	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Harrisburg, LLC ("Tenant")
		and BCC at Harrisburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)

Footnote
Number	Description	Number
10.75.6	Bill of Sale, Blanket Conveyance and Assignment by ALCO XI, LLC ("Tenant") and BCC at Danville, Inc.
	("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
	("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.7	Bill of Sale, Blanket Conveyance and Assignment by ALCO IX, LLC ("Tenant") and BCC at Harrisonburg, Inc.
	("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
	("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.8	Bill of Sale, Blanket Conveyance and Assignment by ALCO X, LLC ("Tenant") and BCC at Roanoke, Inc.
	("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
	("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.9	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Greensboro, LLC ("Tenant")
	and BCC at Greensboro, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT
	Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.10	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Ravenna, LLC ("Tenant") and
	BCC at Ravenna, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT Assignee")
	and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(29)
10.75.11	Operations and Transfer Agreement by and among BCC at Bloomsburg, Inc. (“Tenant”), BCC Development and
	Management Co. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.12	Operations and Transfer Agreement by and among ALCO VI, LLC (“Tenant”), Balanced Care at Mechanicsburg,
	Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and
	Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.13	Operations and Transfer Agreement by and among Extended Care Operators of Harrisburg, LLC (“Tenant”), BCC
	at Harrisburg, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.14	Operations and Transfer Agreement by and among ALCO XI, LLC (“Tenant”), BCC at Danville, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.15	Operations and Transfer Agreement by and among ALCO IX, LLC (“Tenant”), BCC at Harrisonburg, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.16	Operations and Transfer Agreement by and among ALCO X, LLC (“Tenant”), BCC at Roanoke, Inc.
	(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
	Holdings, Inc. (“Owner”) dated April 30, 2003.	(29)
10.75.17	Operations and Transfer Agreement by and among Extended Care Operators of Greensboro, LLC (“Tenant”),
	BCC at Greensboro, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation
	(“New Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.18	Operations and Transfer Agreement by and among Extended Care Operators of Ravenna, LLC (“Tenant”), BCC
	at Ravenna, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
	Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(29)
10.75.19	Assignment and Assumption Agreement by and among BCC at Bloomsburg, Inc. (the “Tenant”), BCC
	Development and Management Co. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
	2003	(29)
10.75.20	Assignment and Assumption Agreement by and among ALCO VI, LLC (the “Tenant”), Balanced Care at
	Mechanicsburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
10.75.21	Assignment and Assumption Agreement by and among Extended Care Operators of Harrisburg, LLC (the
	“Tenant”), BCC at Harrisburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)

Footnote
Number	Description	Number
	10.75.22	Assignment and Assumption Agreement by and among ALCO XI, LLC (the “Tenant”), BCC at Danville, Inc.
		(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
	10.75.23	Assignment and Assumption Agreement by and among ALCO IX, LLC (the “Tenant”), BCC at Harrisonburg,
		Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
		10.75.24Assignment and Assumption Agreement by and among ALCO X, LLC (the “Tenant”), BCC at Roanoke, Inc.
		(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
	10.75.25	Assignment and Assumption Agreement by and among Extended Care Operators of Greensboro, LLC (the
		“Tenant”), BCC at Greensboro, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
		2003	(29)
	10.75.26	Assignment and Assumption Agreement by and among Extended Care Operators of Ravenna, LLC (the
		“Tenant”), BCC at Ravenna, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(29)
	10.75.27	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Bloomsburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc. ("Mortgagee"),
		dated May 1, 2003.	(29)
	10.75.28	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Mechanicsburg,
		Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania,
		Inc. ("Mortgagee"), dated May 1, 2003.	(29)
	10.75.29	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Harrisburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc. ("Mortgagee"),
		dated May 1, 2003.	(29)
	10.75.30	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Danville, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(29)
	10.75.31	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Harrisonburg, Virginia,
		by Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(29)
	10.75.32	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Roanoke, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(29)
	10.75.33	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Greensboro, North
		Carolina, by Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"),
		dated May 1, 2003	(29)
	10.75.34	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Ravenna, Ohio, by
		Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1,
		2003	(29)
	10.75.35	First Amendment to Lease Agreement dated as of June 30, 2005 by and between HR Acquisition I Corporation, HR Acquisition of	(59)
		Pennsylvania, Inc, and HRT Holdings, Inc ("Lessor") and Emeritus Corporation ("Lessee")
10.76	Emeritus Oaks of Silverdale, Washington. The following agreements are representative of those executed in
	connection with this property:
	10.76.1	Lease Agreement by WASHINGTON LESSOR - SILVERDALE, INC., ("Lessor"), and ESC-Silverdale, LLC,
		("Lessee") dated August 15, 2003, effective November 1, 2003.	(49)
	10.76.2	Guaranty given by Emeritus Corporation ("Guarantor"), in favor of WASHINGTON LESSOR - SILVERDALE,
		INC., ("Lessor") dated August 15, 2003.	(49)
10.77	The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
	Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado. The following agreements are representative of those
	executed in connection with this property:

Footnote
Number	Description	Number
	10.77.1	Loan Assumption Agreement by and between LaSalle Bank National Association, formerly known as LaSalle
		National Bank as Trustee for GMAC commercial Mortgage Pass-through certificates, series 1998-C2. ("Lendor"),
		ALS Financing Inc. ("Borrower"), Emeritus Properties XVI, Inc. ("Purchaser"), Alterra Healthcare Corporation
		("Alterra"), and Emeritus Corporation ("New Indemnitor"), dated December 31, 2003, effective January 1, 2004.	(34)
	10.77.2	Assumption by Emeritus Properties XVI, Inc., (“New Borrower”), of $25,000,000 Loan (the “Loan”) originally
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
		located in Kansas, Colorado, and California (collectively, the “Projects”), and is now owned and held by LaSalle
		Bank National Association, formerly known as LaSalle National Bank, as Trustee for GMAC Commercial
		Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C2 (“Lender”), dated
		December 31, 2003.	(34)
	10.77.3	Assignment, Amendment and Restatement of Lease Agreement by and between ALS FINANCING, INC.,
		(“ALS”), EMERITUS PROPERTIES XVI, INC. (“Emeritus XVI”) and ALTERRA HEALTHCARE
		CORPORATION ("Alterra") dated December 31, 2003.	(34)
	10.77.4	CONVEYANCE AND OPERATIONS TRANSFER AGREEMENT (the “Agreement”) by and among ALS
		FINANCING, INC., (the "Seller"), ALTERRA HEALTHCARE CORPORATION, (“Alterra”), and EMERITUS
		PROPERTIES XVI, INC., (the "Purchaser") is made and entered into as of the 31st day of December, 2003 (the
		"Execution Date").	(34)
	10.77.5	UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (this “Guaranty”), by EMERITUS
		CORPORATION, a Washington corporation (“Guarantor”), in favor of LASALLE BANK NATIONAL
		ASSOCIATION, FORMERLY KNOWN AS LASALLE NATIONAL BANK, AS TRUSTEE FOR GMAC
		COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C2 (“Lender”) is made as of
		the 31st day of December, 2003, and is effective as of January 1, 2004.	(34)
	10.77.6	Membership Interest Purchase Agreement, dated as of June 29, 2005, by and among NW Select LLC, Emeritus Corporation
		("Emeritus" and together with NW Select, the "Sellers", and each individually, a "Seller"), FIT-ALT Investor LLC, ("Buyer"), and
		Brookdale Senior Living Inc., ("Newco")	(55)
	10.77.7	Stockholders and Voting Agreement made as of June 29, 2005, by and among Brookdale Senior Living Inc., FIT-ALT Investor LLC,
		Emeritus Corporation, and NW Select LLC	(55)
	10.77.8	Amended and Restated Limited Liability Company Agreement of FEBC-ALT Investors LLC, made as of June 29, 2005 by and
		among, FIT-ALT Investors LLC, as a Class A Member, and NW Select LLC, and Emeritus Corporation, as the Class B Members,
		and the Company	(55)
10.78	Royalton Court Kent, Washington. The following agreements are representative of those executed in connection with
	this property:
	10.78.1	Agreement to provide management services to assisted living facility by and between Royalton/Kent, LLC,
		("Licensee") and Emeritus Corporation, ("Manager") dated February 16, 2003.	(36)

Footnote
Number	Description	Number
10.79	Loyalton of Folsom, California; The Lakes, Florida; Canterbury Woods, Massachusetts; Beckett Meadows,
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
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(48)
	10.79.9	Lease dated October 1, 2004, NHP Joliet, Inc., an Illinois corporation (“Landlord”), and Emeritus
		Corporation, a Washington corporation (“Tenant”) for an assisted living facility located in Joliet,
		Illinois.	(48)

Footnote
Number	Description	Number
	10.79.10	Lease dated March 1, 2005 between QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord"),
		and ESC IV, LP, a Washington Limited Partnership (doing business in the State of Texas as Texas - ESC IV, L.P.
		(“Tenant”).	(54)
	10.79.11	Guaranty of Lease executed as of March 1, 2005, by Emeritus Corporation, a Washington Corporation ("Guarantor")
		in favor of QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord")	(54)
	10.79.12	Lease dated February 25, 2005 to be effective as of March 25, 2005 (the "Effective Date") between BIP SUB I,
		Inc., a Delaware Corporation ("Landlord"), and Emeritus Corporation, a Washington Corporation ("Tenant").	(54)
10.80	Credit Agreement
	10.80.1	Credit Agreement between U.S. National Association and Emeritus Corporation dated March 16, 2004.	(40)
	10.80.2	Exhibit A to Credit Agreement; Revolving Note.	(40)
	10.80.3	Exhibit B to Credit Agreement; Pledge Agreement.	(40)
	10.80.4	First Amendment to Credit Agreement between U.S. National Association and Emeritus Corporation
		dated July 20, 2004.	(42)
	10.80.5	Certificate As To Authorizing Resolutions And Incumbency Certificate dated July 20, 2004	(42)
	10.80.6	US Bank Line Of Credit Resolutions	(42)
10.81	Grand Terrace, California
	10.81.1	Master Lease Agreement as of June 1, 2004 between Grand Terrace Assisted LP, a limited
		partnership organized under the laws of the State of Washington (“Landlord”) and Emeritus Corporation,
		a corporation organized under the laws of the State of Washington (“Tenant”)	(42)
10.82	Health Care Properties Investors, Inc.
	10.82.1	Contract Of Acquisition Between Emeritus Corporation and Health Care Property Investors, Inc., dated
		July 30, 2004.	(42)
	10.82.2	Fourth Amendment to Amended And Restated Master Lease (This “Amendment”) dated July 30 , 2004 (the
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
	Kansas; Emeritus Estates, Ogden, Utah; Gardens at White Chapel, Newark, Delaware; Harbor Pointe Shores,
	Ocean Shores, Washington; Hunters Glen, Missoula, Montana; Lakeridge Place, Wichita Falls, Texas;
	Meadowlands Terrace, Waco, Texas; Myrtlewood Estates, San Angelo, Texas; Pavilion at Crossing Pointe,
	Orlando, Florida; Seville Estates, Amarillo, Texas; Saddleridge Lodge, Midland, Texas; Springtree, Sunrise,
	Florida; The Terrace, Grand Terrace, California; Wilburn Gardens, Fredericksburg, Virginia; Woodmark
	at Summit Ridge, Reno, Nevada.

Footnote
Number	Description	Number
	10.83.1	Master Lease Agreement between Health Care REIT, Inc.; HCRI Nevada Properties, Inc.; HCRI Kansas
		Properties, LLC; HCRI Texas Properties, Ltd.; and Emeritus Corporation dated September 30, 2004	(43)
	10.83.2	UNCONDITIONAL AND CONTINUING LEASE GUARANTY effective as of September 30, 2004 (the
		“Effective Date”) by Daniel R. Baty (“Guarantor”), in favor of Health Care, Inc., a corporation
		organized under the laws of the State of Delaware, HCRI Nevada Properties, Inc., a corporation
		organized under the laws of the State of Nevada, HCRI Kansas Properties, LLC, a limited liability
		liability company organized under the laws of the State of Delaware, and HCRI Texas Properties, Ltd., a
		limited partnership organized under the laws of the State of Texas (collectively “Landlord”).	(43)
	10.83.3	Agreement between Emeritus Corporation and Daniel R. Baty (Cash Flow), dated September 30, 2004	(43)
	10.83.4	Agreement among Grand Terrace Assisted LP, MM Assisted, L.L.C., Reno Assisted Living,
		L.L.C., Fredericksburg Assisted Living L.L.C., Daniel R. Baty and Emeritus Corporation
		(Purchase, Sale and Assignment Agreement of 4 Baty Facilities and 16 AL-I Facilities), dated September 30. 2004	(43)
	10.83.5	Master Agreement between AL-I and Baty (Purchase of 16 AL-I Facilities), dated September 30, 2004	(43)
	10.83.6	Lease Agreement between HCRI Wilburn Gardens Properties, LLC and Emeritus Corporation dated March 31, 2005.	(54)
	10.83.7	Lease Agreement between HCRI HUNTERS GLEN PROPERTIES, LLC and Emeritus Corporation dated September 1, 2005.	(62)
10.84	Real Property Purchase and Sale Agreement made and entered into as of May 20, 2005, by and between Pioneer Health
	Management Corporation ("Buyer"), and Emeritus Corporation ("Seller") Green Valley Land Sale		(59)
10.85	Agreement Regarding Series B Convertible Preferred Stock entered into as of June 30, 2005 between Emeritus Corporation,
	Saratoga Partners IV, LP, Saratoga Management Company LLC and Saratoga Coinvestment IV LLC. Exhibit 4.6
	10.85.1	Loan Agreement made and entered into effective as of June 30, 2005 between Emeritus Corporation and Healthcare Realty
		Trust Incorporated	(59)
	10.85.2	$10,800,000 Promissory Note between Emeritus Corporation ("Borrower") and Healthcare Realty Trust Incorporated ("Lender")	(59)
10.86	Arkansas Acquisition on December 1, 2005 of three communities consisting of three separate agreements; one with Camlu
	Real Estate Development Limited Partnership and two with Cheridan Inc.
	10.86.1	Purchase Sale Agreement between Emeritus Corporation and CAMLU REAL ESTATE DEVELOPMENT LIMITED
		PARTNERSHIP, a Nevada limited partnership for the facility operated as the “Willow Brook Retirement Community
		in Fort Smith, Arkansas	(65)
	10.86.2	Purchase Sale Agreement between Emeritus Corporation and CHERIDAN INC., a Washington corporation for the facility
		operated as Trillium Park in Conway, Arkansas	(65)
	10.86.3	Purchase Sale Agreement between Emeritus Corporation and CHERIDAN INC., a Washington corporation for the facility
		operated as Wildflower in Russellville, Arkansas	(65)
	10.86.4	LOAN AGREEMENT between EMERITUS PROPERTIES-ARKANSAS, LLC, a Delaware limited liability company
		and GENERAL ELECTRIC CAPITAL CORPORATION and THE OTHER FINANCIAL INSTITUTIONS WHO ARE
		OR HEREAFTER BECOME PARTIES TO THIS AGREEMENT	(65)
	10.86.5	PROMISSORY NOTE for $15,930,000 EMERITUS PROPERTIES-ARKANSAS, LLC, a Delaware limited liability
		company ("Borrower") whose address is c/o Emeritus Corporation, promises to pay the principal to GENERAL ELECTRIC
		CAPITAL CORPORATION, INC., a Delaware corporation	(65)
10.87	Arbor Place Acquisition on July , 2006 of one 100 unit community
	10.87.1	LOAN AGREEMENT between ESC ARBOR PLACE, LLC, a Washington limited liability company and GENERAL
		ELECTRIC CAPITAL CORPORATION and THE OTHER FINANCIAL INSTITUTIONS WHO ARE OR HEREAFTER
		BECOME PARTIES TO THIS AGREEMENT Dated as of June 30, 2006	(66)
	10.87.2	PURCHASE and SALE AGREEMENT (Arbor Place)	(69)
10.9	2006 Equity Incentive Plan		(67)
	10.90.1	Stock Option Grant Notice/Stock Option Agreement under the Emeritus Corporation 2006 Equity Incentive Plan	(68)

Footnote
Number	Description	Number
10.100.	Joint Venture between Emeritus Corporation and the Blackstone Group
	10.100.1	Limited Liability Company Agreement of Brea Emeritus LLC	(70)
	10.100.2	Purchase And Sale Agreement between PITA GENERAL CORPORATION, and AHC TENANT, INC , each of the entities listed and
		Brea Emeritus LLC.	(70)
	10.100.3	AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 11, 2006 among BREA EMERITUS LLC and each of
		its subsidiaries as borrowers, THE LENDERS PARTY HERETO and GENERAL ELECTRIC CAPITAL CORPORATION,
		as Administrative Agent and Collateral Agent. Ge CAPITAL MARKETS, INC., as Sole Lead Arranger	(70)
	10.100.4	MANAGEMENT AGREEMENT by and among BREA TUSCON LLC, TUSCON SENIORCARE, LLC, and EMERITUS
		CORPORATION. Management agreement represents an example of all agreements in joint venture	(70)

21.1		Subsidiaries of the registrant.	(70)
23.1		Consent of Independent registered public accounting firm.	(70)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated March 15, 2006.	(70)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated March 15, 2006.	(70)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated March 15, 2006.	(70)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated March 15, 2006.	(70)
99.1		Press Releases
	91.1.1	Press Release dated February 25, 2005, announcing the results of a jury verdict and plans to appeal .	(50)
	91.1.2	Press Release dated March 3, 2005, announcing a $21.4 million refinance.	(51)
	99.1.3	Press Release dated March 31, 2005, reports on fourth quarter and year 2004 results.	(52)
	99.1.4	Press Release dated May 13, 2005, reports on first quarter results.	(53)
	99.1.5	Press Release dated June 29, 2005, Announcement of sale of Alterra interest	(55)
	99.1.6	Press Release dated July 5, 2005, Announcement of the conversion of Series B preferred stock	(56)
	99.1.7	Press Release dated July 6, 2005, Announcement Intention to Commence Offer To Exchange Convertible Debentures	(57)
	99.1.8	Press Release dated August 9, 2005, reports on second quarter results.	(58)
	99.1.9	Press Release dated November 14, 2005, reports on Third quarter results.	(61)
	99.1.10	Press Release dated November 22, 2005, announcing sale of Brookdale Senior Living, Inc common stock.	(63)
	99.1.11	Press Release dated March 15, 2006, reports on fourth quarter and year 2005 results.	(64)

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
October 29, 1997.
(12)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1997.
(13)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
(14)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-70580) on October 1, 2001.
(15)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
(16)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 31, 1999.
(17)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 10, 1999.
(18)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
(19)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2000.
(20)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 2000.
(21)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on April 2, 2001.
(22)	Incorporated by reference to the indicated exhibit filed with the Company's Current Report on Form 8-K (File No. 1-14012) on July 18, 2001.
(23)	Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
(24)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 2002.
(25)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 2002.
(26)	Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 15, 2002.
(27)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 8, 2002.
(28)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 27, 2003.
(29)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 9, 2003.
(30)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 8, 2003.
(31)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on October 14, 2003.
(32)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 7, 2003.
(33)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(34)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(35)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) dated March 4, 2004, filed on March 5, 2004.
(36)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 2004.
(37)	Filed as an exhibit to a Form 8-K filed on January 14, 2004, and incorporated herein by reference.
(38)	Filed as an exhibit to a Form 8-K filed on April 12, 2004, and incorporated herein by reference.
(39)	Filed as an exhibit to a Form 8-K filed on May 13, 2004, and incorporated herein by reference.
(40)	Filed as an exhibit to a Form 10-Q filed on May 13, 2004, and incorporated herein by reference.
(41)	Filed as an exhibit to a Form 8-K filed on August 13, 2004, and incorporated herein by reference.
(42)	Filed as an exhibit to a Form 10-Q filed on August 13, 2004, and incorporated herein by reference.
(43)	Filed as an exhibit to a Form 8-K filed on October 5, 2004, and incorporated herein by reference.
(44)	Filed as an exhibit to a Form 8-K filed on November 8, 2004, and incorporated herein by reference.
(45)	Filed as an exhibit to a Form 8-K filed on November 23, 2004, and incorporated herein by reference.
(46)	Filed as an exhibit to a Form 8-K filed on December 1, 2004, and incorporated herein by reference.
(47)	Filed as an exhibit to a Form 8-K filed on January 27, 2005, and incorporated herein by reference.
(48)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on January 27, 2005.
(49)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K/A (File No. 1-14012) on January 27, 2005.
(50)	Filed as an exhibit to a Form 8-K filed on February 25, 2005, and incorporated herein by reference.
(51)	Filed as an exhibit to a Form 8-K filed on March 9, 2005, and incorporated herein by reference.
(52)	Filed as an exhibit to a Form 8-K filed on March 14, 2005, and incorporated herein by reference.

(53)	Filed as an exhibit to a Form 8-K filed on May 13, 2005, and incorporated herein by reference.
(54)	Filed as an exhibit to a Form 10-Q filed on May 12, 2005, and incorporated herein by reference.
(55)	Filed as an exhibit to a Form 8-K filed on July 1, 2005, and incorporated herein by reference.
(56)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(57)	Filed as an exhibit to a Form 8-K filed on July 7, 2005, and incorporated herein by reference.
(58)	Filed as an exhibit to a Form 8-K filed on August 15, 2005, and incorporated herein by reference.
(59)	Filed as an exhibit to a Form 10-Q filed on August 15, 2005, and incorporated herein by reference.
(60)	Filed as an exhibit to a Form 8-K filed on October 18, 2005, and incorporated herein by reference.
(61)	Filed as an exhibit to a Form 8-K filed on November 14, 2005, and incorporated herein by reference.
(62)	Filed as an exhibit to a Form 10-Q filed on November 14, 2005, and incorporated herein by reference.
(63)	Filed as an exhibit to a Form 8-K filed on November 23, 2005, and incorporated herein by reference.
(64)	Filed as an exhibit to a Form 8-K filed on March 16, 2006, and incorporated herein by reference.
(65)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 16, 2006.

SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2007
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

Financial Statement Table of Contents
 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Emeritus Corporation

We have audited the consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note (1) Description of Business and Summary of Significant Accounting Policies, Stock-Based Compensation, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/KPMG LLP

Seattle, Washington
March 16, 2007

Financial Statement Table of Contents
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emeritus Corporation:

We have audited management's assessment, included in the accompanying Management's report on internal control over financial reporting (see Item 9A. (b) herein), that Emeritus Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Emeritus Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 16, 2007

Financial Statement Table of Contents

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
ASSETS
	December 31,	December 31,
	2006	2005
Current Assets:
Cash and cash equivalents	$14,049	$56,413
Short-term investments	1,883	1,885
Trade accounts receivable, net of allowance of $348 and $744	5,115	4,604
Other receivables	3,488	2,297
Tax and maintenance escrows	7,067	6,579
Prepaid workers' compensation	11,112	7,542
Other prepaid expenses	8,457	6,791
Total current assets	51,171	86,111
Long-term investments	7,504	2,375
Property and equipment, net of accumulated depreciation of $151,919 and $109,035	600,693	619,146
Property held for development	599	402
Note receivable	-	1,334
Restricted deposits	12,601	9,660
Lease and contract acquisition costs, net of amortization of $14,515 and $10,487	25,762	27,167
Other assets, net	4,730	1,575
Total assets	$703,060	$747,770

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$2,863	$2,825
Current portion of capital lease and financing obligations	22,254	19,028
Current portion of convertible debentures	-	5,375
Trade accounts payable	6,718	7,070
Accrued employee compensation and benefits	21,012	19,809
Accrued interest	1,407	2,355
Accrued real estate taxes	6,225	6,478
Accrued professional and general liability	10,761	27,994
Accrued income taxes	233	4,649
Other accrued expenses	6,469	4,843
Deferred revenue	8,951	8,143
Unearned rental income	6,155	6,350
Total current liabilities	93,048	114,919
Long-term debt, less current portion	83,597	77,650
Capital lease and financing obligations, less current portion	585,912	607,677
Convertible debentures, less current portion	26,575	26,625
Deferred gain on sale of communities	23,795	26,009
Deferred rent	6,389	5,496
Other long-term liabilities	2,776	2,467
Total liabilities	822,092	860,843
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
18,165,986 and 16,486,944 shares at December 31, 2006, and December 31, 2005, respectively	2	2
Additional paid-in capital	87,980	79,321
Accumulated deficit	(207,014)	(192,396)
Total shareholders' deficit	(119,032)	(113,073)
Total liabilities and shareholders' deficit	$703,060	$747,770
See accompanying notes to consolidated financial statements.

Financial Statement Table of Contents

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Community revenue	$413,564	$378,906	$305,827
Other service fees	6,414	6,845	6,361
Management fees	1,887	1,981	4,678
Total operating revenues	421,865	387,732	316,866

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	272,812	257,078	200,725
Texas lawsuit accrual (settlement)	(12,207)	-	18,680
General and administrative	38,078	30,843	26,274
Depreciation and amortization	50,478	46,277	32,492
Facility lease expense	44,545	41,465	38,390
Total operating expenses	393,706	375,663	316,561
Operating income from continuing operations	28,159	12,069	305

Other income (expense):
Interest income	2,893	1,507	595
Interest expense	(49,252)	(50,144)	(42,198)
Gain on sale of investment in Alterra Healthcare Corporation	-	55,441	-
Equity earnings (losses) in unconsolidated joint ventures	(993)	2,188	(775)
Other, net	1,581	2,796	2,348
Net other income (expense)	(45,771)	11,788	(40,030)

Income (loss) from continuing operations before income taxes	(17,612)	23,857	(39,725)
Benefit of (provision for) income taxes	3,044	(9,358)	(1,188)
Income (loss) from continuing operations	(14,568)	14,499	(40,913)
Income (loss) from discontinued operations, net of tax benefit	(50)	(2,197)	373
Net income (loss)	(14,618)	12,302	(40,540)
Preferred stock dividends	-	(599)	(3,737)
Net income (loss) to common shareholders	$(14,618)	$11,703	$(44,277)

Basic income (loss) per common share:
Continuing operations	$(0.82)	$1.02	$(4.21)
Discontinued operations	-	(0.16)	0.04
	$(0.82)	$0.86	$(4.17)

Diluted income (loss) per common share:
Continuing operations	$(0.82)	$0.81	$(4.21)
Discontinued operations	-	(0.12)	0.04
	$(0.82)	$0.69	$(4.17)

Weighted average common shares outstanding:
Basic	17,774	13,625	10,623

Diluted	17,774	18,305	10,623

See accompanying notes to consolidated financial statements.

Financial Statement Table of Contents

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(14,618)	$12,302	$(40,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,478	46,277	32,492
Amortization of deferred gain	(2,214)	(2,215)	(2,177)
Gain on refinancings and sale of properties, net	-	(1,364)	(952)
Impairment losses	829	4,262	447
Gain on sale of investment securities	-	(55,441)
Write down of loan fees and amortization	251	406	2,421
Allowance for doubtful receivables	1,045	577	996
Equity investment losses (gains)	993	(2,188)	775
Stock option compensation	2,780	-	-
Other	142	634	529
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(1,556)	(1,127)	(1,821)
Other receivables	(707)	(97)	2,208
Prepaid workers' compensation	(3,570)	(3,193)	(3,192)
Other prepaid expenses	(2,154)	1,206	(1,942)
Short-term investments and other assets	171	-	-
Trade accounts payable	(352)	(1,987)	1,642
Accrued employee compensation and benefits	1,203	2,881	3,227
Accrued interest	(948)	808	(186)
Accrued real estate taxes	(253)	1,711	331
Accrued income taxes	(4,416)	4,540	109
Other accrued expenses	1,515	730	1,212
Deferred revenue	808	1,627	461
Other current liabilities	(17,249)	865	25,690
Security deposits and other long-term liabilities	309	34	(122)
Tax refund receivable	(3,186)	-	-
Deferred rent	893	925	538
Net cash provided by operating activities	10,194	12,173	22,146

Cash flows from investing activities:
Acquisition of property and equipment	(23,664)	(9,341)	(4,491)
Acquisition of assets in lease transactions	-	(445)	(1,136)
Sale of property and equipment	-	647	11,420
Construction expenditures - leased properties	(3,795)	(1,897)	(978)
Management and lease acquisition costs	(2,800)	(2,171)	(8,830)
Advances to affiliates and other managed communities	(607)	(207)	(1,541)
Proceeds from sale of Alterra investment	-	62,346	-
Distributions from (investment in) affiliates	(6,864)	1,978	(535)
Collection of notes receivable	1,334	-	2,657
Net cash provided by (used in) investing activities	(36,396)	50,910	(3,434)

Cash flows from financing activities:
Proceeds from sale of stock	4,663	1,188	1,459
Increase in restricted deposits	(2,941)	(2,018)	(336)
Debt issue and other financing costs	(282)	(731)	(153)
Proceeds from long-term borrowings and financing obligations	8,861	32,226	26,620
Repayment of debentures	(5,375)	-	-
Repayment of long-term borrowings	(3,219)	(23,213)	(33,154)
Repayment of capital lease and financing obligations	(19,035)	(16,087)	(8,768)
Tax benefit of stock compensation	1,166	1,989	-
Payment of preferred dividend	-	(10,772)	-
Net cash used in financing activities	(16,162)	(17,418)	(14,332)
Net increase (decrease) in cash and cash equivalents	(42,364)	45,665	4,380
Cash and cash equivalents at the beginning of the year	56,413	10,748	6,368
Cash and cash equivalents at the end of the year	$14,049	$56,413	$10,748

See accompanying notes to consolidated financial statements

Financial Statement Table of Contents

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2006	2005	2004

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$50,200	$49,337	$42,772
Cash paid during the year for taxes	$3,681	$1,683	$1,051

Non-cash financing and investing activities:
Accrued and in-kind preferred stock dividends	$-	$599	$3,737
Debt issued for acquisition of property and equipment	$343	$17,464	$-
Capital lease and financing obligations	$496	$15,765	$417,233
Conversion of convertible debentures	$50	$-	$-
Reduction in property held for sale and related deposit	$-	$7,891	$7,891
Long-term debt retirement, offset against related receivable	$-	$663	$-
Adjustment to lease acquisition costs	$179	$223	$-
Concorde capital lease early termination	$-	$2,498	$-
Decrease in deferred gain	$-	$293	$-
Adjustment to deferred gain	$-	$-	$56,566
Note receivable for sale of property	$-	$-	$1,331

See accompanying notes to consolidated financial statements.

Financial Statement Table of Contents

Shareholders’ Equity

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share data)

	Preferred stock		Common stock		Additional		Total
	Number		Number		paid-in	Accumulated	shareholders'
	of shares	Amount	of shares	Amount	capital	deficit	deficit

Balances at December 31, 2003	34,830	$-	10,297,449	$1	$72,894	$(159,822)	$(86,927)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	-	-	243	-	243
Options exercised	-	-	514,082	-	1,215	-	1,215
Preferred stock dividends	1,412	-	-	-	1,427	(3,737)	(2,310)
Net loss for the year ended
December 31, 2004	-	-	-	-	-	(40,540)	(40,540)
Balances at December 31, 2004	36,242	$-	10,811,531	$1	$75,779	$(204,099)	$(128,319)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	18,091	-	315	-	315
Options exercised	-	-	291,576	-	873	-	873
Tax benefit of options exercised	-	-	-	-	1,989	-	1,989
Preferred stock dividends	728	-	-	-	366	(599)	(233)
Shares issued (redeemed) upon
conversion of preferred stock	(36,970)	-	5,365,746	1	(1)	-	-
Net income for the year ended
December 31, 2005	-	-	-	-	-	12,302	12,302
Balance at December 31, 2005	-	$-	16,486,944	$2	$79,321	$(192,396)	$(113,073)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	-	-	24,177	-	412	-	412
Options and warrants exercised	-	-	1,652,593	-	4,251	-	4,251
Tax benefit of options exercised	-	-	-	-	1,166	-	1,166
Stock option compensation expense	-	-	-	-	2,780	-	2,780
Convertible debentures converted	-	-	2,272	-	50	-	50
Net loss for the year ended
December 31, 2006	-	-	-	-	-	(14,618)	(14,618)
Balances at December 31, 2006	-	$-	18,165,986	$2	$87,980	$(207,014)	$(119,032)

See accompanying notes to consolidated financial statements.

Financial Statement Table of Contents
EMERITUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Description of Business and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider focused on operating residential style communities with operations throughout the United States. These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. As of December 31, 2006, the Company owns 10 communities and leases 161 communities. These 171 communities comprise the communities included in the consolidated financial statements.

In addition, the Company also provides management services to independent and related-party owners of assisted living communities. At December 31, 2006 and 2005, the Company managed 32 and 14 communities, respectively. This increase was primarily due to December 2006 management arrangements for 20 communities owned by a joint venture in which the Company holds a 19% interest, partially offset by owner sales of communities, thereby terminating management services. Of the 32 communities managed, 21 are owned by joint ventures in which the Company has a financial interest. Agreements typically provide for fees of from 5% to 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues.

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

•
The Company is self-insured for professional liability claims and accrues losses based on actuarial estimates of the total aggregate liability for claims expected to occur within the current year, plus administrative expenses. The Company makes periodic adjustments to its total liability for all open years of 2002 through 2006 if actuarial estimates suggest the liability exposure has changed. Losses are covered through a self-insurance pool agreement, which includes 11 of the 32 managed communities on a unit of capacity basis.  If losses exceed the actuarial estimates, additional expense would be accrued at the time of such determination. The Company deposits funds with an administrator based in part on a fixed schedule and in part as losses are actually paid. The funds held by the administrator are recorded as a prepaid asset. The prepaid asset is reduced as claims are paid from the account. During 2005, the Company acquired general liability commercial insurance with coverage continuing throughout 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

•
For health insurance, Emeritus self-insures each participant up to a certain level above which a catastrophic insurance policy covers any additional costs for certain participants. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred. If these estimates are insufficient, additional charges may be required.

•
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, New York (for part of 2005), Washington, Ohio, and West Virginia) through a high deductible, collateralized insurance policy. The policy premium is based upon standard rates applied to estimated annual payroll. The Company contracts with an independent third-party administrator to administer the claims; and claim expenses are paid from the collateral account. The sum of premiums and related costs, estimated administration costs, and actuarial based estimated losses is accrued on a monthly basis based on actual payroll. The cash collateral paid under the plan is carried as a prepaid asset on the balance sheet and is reduced as claims are paid from the account by the administrator. At policy expiration each year, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll. The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement. If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, then the excess cash collateral will be returned to the Company. For part of 2005, the Company insured occupational injuries and illness in New York through participation in a self-insured group pool on a guaranteed cost insurance policy basis, with the premium payable monthly. The insurer group contracts with an independent third-party administrator on behalf of its members to manage the claims, and claim expenses are paid by the insurer. During 2005, New York was added to the collateralized insurance policy. For work-related injuries in Texas, the Company provides work-related injury benefits through a qualified state-sponsored plan. Claim expenses are paid as incurred and estimated losses are accrued on a monthly basis based on actual payroll. An insurance policy is in place to cover liability losses in excess of a deductible amount. The cost of this insurance is accrued monthly. The Company contracts with an independent third-party administrator to manage the claims. The Company also contracts with an independent third-party to certify the actuarial estimates of ultimate losses for workers’ compensation under the collateralized policy. Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement which includes the managed communities, unless such communities are located in the specific states mentioned above. Costs are allocated to each participant based on annual payroll.

•
As of January 2006, Emeritus accounts for stock option awards to employees using a modified prospective application, as permitted under SFAS No. 123R a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for, generally, all share-based payment transactions with employees. The fair value-based method requires the Company to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 Accounting for Stock Issued to Employees to account for stock-based awards. Under this method, no compensation expense was recorded provided the exercise price was equal to or greater than the quoted market price of the stock at the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

•
Emeritus maintains allowances for doubtful accounts for estimated losses resulting from the inability of its residents to make required payments. If the financial condition of Emeritus's residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which as of December 31, 2006, is zero. Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. However, in the event Emeritus were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made. Primarily due to the gain on sale of investment in Alterra Healthcare Corporation (Alterra), the Company has utilized most of its available tax loss and tax credit carryforwards in 2005.

•
Emeritus accounts for impairment of long-lived assets, which include property and equipment, long-term investments, and intangible assets, in accordance with the provisions of SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 142 Goodwill and Other Intangible Assets, as applicable. An impairment review is performed quarterly or whenever a change in condition occurs, which indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of the Company's relationships with its partners and deteriorating operating performance of individual communities. The Company uses a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

•
Emeritus accounts for leases as operating, capital, or financing leases depending on the underlying terms. The determination of the classification of leases is complex and in certain situations requires a significant level of judgment. Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property. Those leases that meet one of the criteria described above are accounted for as capital leases. For properties under capital lease arrangements, an asset is established on the balance sheet based on the present value of the rent payments, including base rent, fixed annual increases and any other fixed rent obligations payable over the lease term, which amount may not exceed the fair value of the underlying leased property, and a corresponding long-term liability is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. Typically, capital lease treatment results in greater depreciation and interest than actual lease payments paid in the early years of the leases and less depreciation and interest than actual rent paid in the later years of the leases. Properties that are sold and leased-back and for which the Company has continuing involvement are accounted for as financing arrangements, in which the property remains on the balance sheet and a financing obligation is recorded generally equal to the purchase price of the properties sold. The impact on the statement of operations is similar to a capital lease. Properties under operating leases are not included on the balance sheet and are reflected in the statement of operations as facility lease expense for actual rent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

paid. In instances where there are rent holidays or rent escalator provisions with fixed or determinable increases, the operating leases are accounted for as the total rent during the term of the lease, including both base rent and fixed annual increases, on a straight-line basis over the lease term. This accounting treatment results in greater facility lease expense than the actual rent paid in the earlier years of the respective leases and less facility lease expense than the actual rent paid in the later years of the lease.

•
The Company's accounting policy regarding contingent liabilities is to recognize obligations if they are probable and estimable in accordance with SFAS 5 Accounting for Contingencies based on management’s best estimate of the ultimate outcome. If a legal judgment is rendered against the Company or a settlement offer is tendered, then the Company accrues the full amount of the judgment or the settlement offer.

•
The Company’s long-term investments consist of investments in joint ventures with equity interests ranging from 19.0% to 28.5%. The Company accounts for these investments under the equity method of accounting. In determining the accounting treatment for these investments, the Company considers various factors such as its ownership interest, its ability to influence decisions, its participating rights, and whether the joint venture is a variable interest entity, and if so, if the Company is the primary beneficiary. The Company reviews the recoverability of its investments at least quarterly, or whenever a change in condition occurs which indicates that the carrying amount of the asset may be impaired.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In addition, the accounts of limited liability companies and partnerships are consolidated where the Company maintains effective control over such entities’ assets and operations, notwithstanding a lack of technical majority ownership. The Company's management contracts and joint venture participations do not result in control and those entities are not consolidated. All significant inter-company balances and transactions are eliminated in consolidation.

Revenue Recognition

Operating revenue consists of resident rental and services revenue (collectively “community revenue”), other service fees, and management services revenue. Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied. Service fees paid by residents for assisted living and other related services are recognized in the period services are rendered. Management fees are comprised of revenue from management contracts and are recognized in the month in which services are performed in accordance with the terms of the management contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

The Company charges nonrefundable move-in fees at the time the resident occupies the unit. Revenue for these fees is deferred and recognized over the average period of resident occupancy, estimated at an average of 15 months, starting in July 2005 and continuing through the year ended December 31, 2006. Prior to July 2005, the deferral and recognition period was an average of 16 months.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper, triple-A rated government agency notes, and certificates of deposit with a maturity date at purchase of 90 days or less.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 12 to 40 years; furniture, equipment, and vehicles, three to seven years; capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.

Investments

Short-term investment securities with a readily-determinable fair value are classified as trading and are recorded at fair value. They represent funds for the non-qualified deferred compensation plan.

Long-term investments consist of investments in three joint ventures in which the Company has financial interests ranging from 19% to 28.5%. These investments are accounted for under the equity method of accounting. Our 19% investment in a limited liability company that is structured similar to a partnership is accounted for under the equity method.

Intangible Assets

Intangible assets, which are comprised of lease and contract acquisition costs and deferred financing costs, are amortized on either the effective interest method or the straight-line method, as appropriate, over the term of the related debt, contract, or lease agreement. The amortization period ranges from 15 months for resident contract acquisition costs to 15 years for lease acquisition costs.

Income Taxes

Deferred income taxes are based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

Deferred Gain on Sales of Communities

Deferred gains on sale of communities consist of gains on sale-leaseback transactions. Deferred gains on sale-leaseback transactions are amortized using the straight-line method over the terms of the associated leases where the Company has no continuing financial involvement in communities that it has sold and leased back. Sale-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

leaseback transactions where the Company has continuing involvement, other than normal leasing activities, are not accounted for as sales until such involvement terminates.

Leases and Debt with Escalator Clauses

Leases and debt that contain fixed payment escalators or rent holiday provisions are accounted for on a straight-line basis as if the lease payments or interest rates were fixed over the life of the lease or debt. In addition, certain leases contain payment escalators based on the increase in the Consumer Price Index (CPI) or LIBOR rates not to exceed certain fixed rates. To the extent there is a high level of certainty that the fixed rate increase under the lease will be met, lease payments are accounted for on a straight-line basis using the fixed rate. If the change in CPI is less than the fixed rate, the difference is accounted for at the time the contingency is resolved. Deferred rent primarily represents the effects of straight-lining leases that contain fixed payment escalators.

Community Operations

Community operations expenses represent direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principals Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which resulted in no compensation expense being recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (ESP Plan). SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for, generally, all share-based payment transactions with employees.

In January 2006, the Company adopted SFAS No. 123R using a modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense, based on fair value, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESP Plan.

The Company recorded stock-based compensation expense based on the fair value of stock options and shares issued under the ESP Plan of approximately $2.8 million for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, the Company disclosed pro forma net loss and net loss per share as if compensation cost had been determined consistent with SFAS No. 123.

The following table details the effect on net income (loss) and net income (loss) per share had stock-based compensation expense been recorded in the years ended December 31, 2006, 2005, and 2004, under SFAS No. 123R. The pro forma net loss and loss per share for the year ended December 31, 2006, are the same since stock-based compensation is calculated in 2006 under the provisions of SFAS No. 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

	Year ended December 31,
	2006	2005	2004
	(In thousands, except per share data )
Net income (loss) to common shareholders:
As reported	$(14,618)	$11,703	$(44,277)
Add: Stock-based employee compensation expense
included in reported net income (loss)	2,780	-	-
Deduct: Stock-based employee compensation, net of tax,
determined under fair value based method for all awards	(2,780)	(835)	(1,028)
Pro forma	$(14,618)	$10,868	$(45,305)

Net income (loss) per common share:

As reported - Basic	$(0.82)	$0.86	$(4.17)

Pro forma - Basic	$(0.82)	$0.80	$(4.26)

As reported - Diluted	$(0.82)	$0.69	$(4.17)

Pro forma - Diluted	$(0.82)	$0.65	$(4.26)

In 2006, the adoption of SFAS No. 123R caused basic and diluted loss per share to increase by $0.16 per share.

Stock-based compensation is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the “vesting period”). The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one to three year period. Any unexercised options expire between seven and ten years. The fair value of each grant is estimated as a single award and amortized on a straight-line basis into compensation expense over its vesting period. During 2006, the Company granted options to purchase 479,500 shares of common stock from the 2006 equity incentive plan and 45,000 shares were granted to non-employee directors from the Amended and Restated Option Plan for Non Employee Directors.

[The rest of this page is intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

The following table summarizes the Company’s stock option activity for the year ended December 31,:

	2006			2005			2004
		Weighted-	Aggregate		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value		Exercise	Value
	Shares	Price	($000)	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of year	1,349,715	$3.81		1,559,288	$3.06		2,142,943	$2.86
Granted	524,500	$18.81		97,500	$13.35		45,000	$6.42
Exercised	(353,827)	$3.42		(291,576)	$2.99		(514,082)	$2.37
Canceled	(10,199)	$6.77		(15,497)	$3.45		(114,573)	$3.79

Outstanding at December 31,	1,510,189	$9.09	$23,629	1,349,715	$3.81	$23,134	1,559,288	$3.06	$15,347
Options exercisable at December 31,	1,147,546	$5.99	$21,644	1,166,074	$3.50	$20,351	1,061,782	$2.70	$12,632
Weighted-average fair value of options granted during second quarter 2006		$11.67
Weighted-average fair value of options granted during third quarter 2006		$10.17

The total intrinsic value for stock options exercised was $6.5 million and $4.1 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there was $2.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average period of two years.

The amount of cash received from the exercise of stock options was $1.2 million and $873,000 for the years ended December 31, 2006 and 2005, respectively.

The Company estimates the fair value of its options using the Black-Scholes option value model. Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The fair value of the stock options granted was estimated using a risk free rate that is the five year U.S. Treasury yield in effect at the time of grant. The expected life of the stock options granted (five years) was estimated using the historical exercise behavior of option holders. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which was estimated at 10 percent of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates. The fair value of options granted for the three years ended December 31, 2006, 2005, and 2004, were estimated at the date of grant using the following weighted average assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

Year ended December 31,
	2006	2005	2004

Expected life from grant date (in years)	5	4	4
Risk-free interest rate	5.02% - 5.03%	3.74% - 3.96%	3.04% - 3.58%
Volatility	58.0% - 59.4%	64.0% - 74.6%	88.4% - 90.8%
Dividend yield	-	-	-
Weighted average fair value (per share)	$10.30	$7.38	$4.24

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter. The Company issued 24,177 shares of Common Stock under the ESP Plan during the twelve months ended December 31, 2006. The purchase price of the shares ranged from $15.94 to $18.36 over the year, which equals 85% of the market price on the first or the last trading day of each quarter, whichever is less.

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during each year, which incorporates the 15% discount and an estimated value of the ability to select the lower of the stock price over a three month period at the beginning or end of the respective quarter:

	Year ended December 31,
	2006	2005	2004

Expected life from grant date (in months)	3	3	3
Risk-free interest rate	3.91%-4.91%	2.23%-3.44%	0.87%-1.71%
Volatility	13.5%-16.5%	12.8%-23.2%	20.0%-26.0%
Dividend yield	-	-	-

[The rest of this page is intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

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
	Year ended December 31,
	2006	2005	2004
Convertible Debentures (1)	1,208	1,455	1,455
Options	1,510	-	1,559
Warrants - Senior Housing Partners I, L.P. (2)	-	-	500
Warrants - Saratoga Partners (3)	-	-	1,000
Series B Convertible Preferred (4)	-	-	5,019
	2,718	1,455	9,533

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006.
(2) Exercised in February and March 2006.
(3) Exercised in March 2006.
(4) Converted to common shares in June 2005

Dilutive potential common shares and adjustments to net income (loss) to common shareholders arising under the assumed conversion into common stock of the convertible debentures and Series B Convertible Preferred Stock (Series B Stock) are included under the "if-converted method.”

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):
	Year ended December 31,
	2006	2005	2004
Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$(14,618)	$11,703	$(44,277)
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	17,774	13,625	10,623
Basic net income (loss) per share	$(0.82)	$0.86	$(4.17)

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$(14,618)	$11,703	$(44,277)
Assumed conversion of Series B Stock	-	957	-
	$(14,618)	$12,660	$(44,277)
Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	17,774	13,625	10,623
Assumed conversion of Series B Stock	-	2,683	-
Assumed exercise of options and warrants	-	1,997	-
	17,774	18,305	10,623
Diluted net income (loss) per share	$(0.82)	$0.69	$(4.17)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity, which under accounting principles generally accepted in the United States, are excluded from results of operations. Comprehensive income (loss) is the same as net income (loss) to common shareholders for the years ended December 31, 2006, 2005, and 2004.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Emeritus has determined that the adoption of this statement does not have a material impact on its financial condition, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations in SAB 108, which expresses the SEC’s staff views, were issued to address the diversity in the practice of quantifying financial statement misstatements and the potential under current practice for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in material misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and the Company adopted SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current period presentation.

(2) Long-Term Investments

The following table shows the long-term investment carrying amount at the end of each year as follows:

	December 31,
	2006	2005

Investment in Blackstone JV	$6,058	$-
Investment in Senior Med	1,446	1,779
Investment in Cooper George	-	596
	$7,504	$2,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Property Group (Blackstone) that acquired 21 of a portfolio of 25 properties in December 2006. Blackstone JV expects to acquire the four additional properties in the first half of 2007 after licensing and lender approvals are obtained. The portfolio consisted of 24 assisted living and dementia care communities and one skilled nursing facility and includes 1,990 units.

The total initial capital commitment of the Blackstone JV partners is expected to be approximately $37.3 million. The Company’s expected initial contribution is $7.1 million, of which $6.2 million was paid in 2006.

The Company is the administrative member responsible for day-to-day operations. Blackstone holds the remaining 81.0% interest in Blackstone JV and has final authority with respect to all major decisions of the joint venture, including final approval of operating and capital budgets. The Company is prohibited from selling its Blackstone JV interest without Blackstone’s consent. Pursuant to a management agreement with Blackstone JV, the Company manages 20 of the properties for a fee equal to 5.0% of gross revenues collected.

The Company accounts for its investment in Blackstone JV under the equity method of accounting and, after elimination of its related ownership interests, it recorded equity losses of approximately $104,000 and management fee income of approximately $166,000 for the month and year ended December 31, 2006.

Unaudited summarized financial information of Blackstone JV as of December 31, 2006, is as follows:

December 31, 2006
Balance Sheet:
Current assets	$6,787
Property and equipment, net	161,898
Contract acquisition costs, net	4,871
Other assets, net	2,566
Total assets	$176,122

Current liabilities	$4,079
Long-term debt	140,158
Members' equity	31,885
Total liabilities and members' equity	$176,122

Blackstone JV had no significant operations in 2006.

Senior Med Transaction

In 2000, the Company purchased a 30% interest in Senior Healthcare Partners LLC for approximately $2.2 million. Senior Healthcare provides pharmacy services to senior housing resident under the trade name “Senior Med.” Through the subsequent issuance of a 5.0% equity share to a key Senior Healthcare employee, the Company’s equity interest was reduced to 28.5%.

In September 2005, Senior Healthcare sold two-thirds of its business to Walgreen Company for cash and assumption of liabilities. Under the agreement Walgreen has an option to purchase the remaining one-third of the business at a fixed price through May 2007 and, thereafter, beginning in September 2008, Senior Healthcare has a put and Walgreen has a call at a price based on a multiple of revenue, as defined in the agreement. The agreement also includes a non-competition agreement, which prevents the Company from providing pharmacy services to the assisted living industry in the U.S. for 18 months after it ceases to hold any interest in the business of Senior Healthcare. As a result of the transaction, the Company continues to hold a 9.5% indirect interest in the Senior Med business. The Company accounts for its interest in Senior Healthcare using the equity method of accounting.

.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

In 2006, the Company made $380,000 in additional contributions and recognized equity losses of $713,000. In 2005, the Company received cash distributions of $2.3 million and recognized equity earnings of $2.4 million from the Walgreen transaction. In 2004, the Company recognized equity earnings of $132,000.

Alterra Transactions

In October 2003, the Company formed a joint venture with Fortress Investment Group LLC, a New York based private equity fund, and NW Select LLC, an entity controlled by Daniel R. Baty, the Company’s Chairman of the Board and Chief Executive Officer, with interests of 25%, 50% and 25%, respectively. The Company’s investment in the joint venture was $7.7 million. The purpose of the joint venture was to acquire Alterra Healthcare Corporation, a national assisted living company headquartered in Milwaukee, Wisconsin. The Company’s interest in the joint venture, which initially was a limited liability company, was accounted for on the equity method and the Company recognized a loss of $794,000 in the first quarter of 2004 as its portion of Alterra’s net losses. Beginning February 1, 2004, the joint venture converted to a corporation and the Company’s interest was thereafter accounted for as an investment on the cost basis.

In June 2005, the Company sold 50% of its interests in the joint venture to Fortress for $25 million. In November 2005, the Company sold its remaining interest in the joint venture through a public offering of common stock of Brookdale Senior Living, Inc., which had acquired the joint venture. As a result of these transactions, the Company received approximately $62.3 million in net proceeds and recognized gains of approximately $55.4 million in 2005. The Company has no further interest in Brookdale.

(3) Property and Equipment

Property and equipment consist of the following at December 31 (In thousands):

	2006	2005

Land and improvements	$17,204	$13,911
Buildings and improvements	677,547	669,513
Furniture and equipment	23,922	21,586
Vehicles	6,972	7,041
Leasehold improvements	21,098	13,692
	746,743	725,743
Less accumulated depreciation and amortization	151,919	109,035
	594,824	616,708
Construction in progress	5,869	2,438
	$600,693	$619,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (In thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2006	2005	2006	2005	2006	2005
Land and improvements	$7,548	$7,548	$(33)	$(28)	$7,515	$7,520
Buildings and improvements	625,514	625,018	(118,657)	(79,958)	506,857	545,060
Furniture and equipment	7,064	6,736	(6,483)	(6,126)	581	610
Vehicles	426	1,312	(176)	(680)	250	632
Leasehold improvements	219	218	(36)	(21)	183	197
	$640,771	$640,832	$(125,385)	$(86,813)	$515,386	$554,019

Depreciation and amortization for capital and financing leases was approximately $39.6 million, $39.3 million, and $25.1 million for 2006, 2005, and 2004, respectively.

(4) Restricted Deposits

Restricted deposits consist of funds required by various landlords and lenders to be placed on deposit as security for the Company’s performance under the lease or debt agreements and will generally be held until the lease termination or debt maturity date, or in some instances, may be released to the Company when the communities meet certain debt coverage and/or cash flow coverage ratios.

(5) Long-term Debt

Long-term debt consists of the following at December 31 (In thousands):

	2006	2005

Notes payable, interest at rates from 3.0% to 12.0%, payable in monthly installments, due through March 2013	$9,711	$10,819
Notes payable, principal and interest at 6.98%, payable in monthly installments, due August 2008	20,866	21,500
Note payable, interest only at 10%, payable in monthly installments, unpaid principal and interest due March 2008.	21,426	21,426
Note payable, interest only at 10%, payable in monthly installments, unpaid principal and interest due June 2008.	10,800	10,800
Notes payable, principal and interest at 6.95%, payable in monthly installments, due November 2012	15,700	15,930
Notes payable, principal and interest at 7.23%, payable in monthly installments, due June 2013	7,957	-
Subtotal	86,460	80,475
Less current portion	2,863	2,825
Long-term debt, less current portion	$83,597	$77,650

Substantially all long-term debt is secured by the Company’s property and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

The Company has several miscellaneous notes payable with a total outstanding balance of approximately $9.7 million at December 31, 2006. Approximately $3.5 million of the balance represents unsecured non-interest bearing loans related to resident housing deposits that are refunded upon vacating the premises. The remaining balance of $6.2 million includes vehicle and equipment loans of approximately $2.3 million, a mortgage on an owned property of $3.3 million and an unsecured note of $600,000. The loans accrue interest at rates ranging from 3% to 12.0%, with a weighted average interest rate of approximately 10.6%. The notes mature on dates through March 2013, and are generally secured by the assets subject to the loan. Principal payment requirements for these notes approximate $1.8 million, $1.9 million, $1.5 million, $1.1 million and $2.8 million over the next five years, with the final $600,000 due in March 2013. Subsequent to December 31, 2006, the $600,000 note was retired in conjunction with the acquisition of the HRT communities discussed under Note (18) “Subsequent Events” of “Notes to Consolidated Financial Statements.”

On December 31, 2003, the Company acquired five assisted living communities for the assumption of $22.6 million of mortgage debt. The debt bears interest at 6.98% per annum, provides for monthly payments of principal and interest of $178,000 and matures in August 2008. At December 31, 2006, the outstanding principal balance is approximately $20.9 million. The debt is secured by the real estate and all other tangible and intangible assets used in the operation of the five assisted living communities. The loan agreement contains certain financial covenants requiring the maintenance of debt service coverage and a minimum occupancy rate in the aggregate for the five communities. In addition, the agreement requires minimum annual capital expenditures to maintain the properties.

In March 2005, the Company completed a debt restructuring of approximately $21.4 million of debt that extended the maturity from June 2007 to March 2008, and reduced the interest rate from approximately 12.6% to 10% per annum. The loan requires monthly interest only payments sufficient to pay all interest accrued. On the maturity date, the Company will make a balloon payment equal to the outstanding balance of this note including the outstanding principal balance, all accrued and unpaid interest, and all charges, expenses, and other amounts payable by the Company. The Company may not prepay the note in whole or in part at any time without the prior written consent of the lender. In addition, the note contains certain subjective default clauses, which, as a remedy, the lender may declare the loan to be immediately due and payable.

In June 2005, the Company borrowed $10.8 million from a real estate investment trust (REIT) at 10% per annum for a term of three years in order to pay the unpaid cash dividends of the Series B Stock of approximately $10.8 million. Details of the Series B transaction are discussed in Note (8) “Shareholders’ Deficit” of “Notes to Consolidated Financial Statements.” Monthly note payments of interest-only are due in arrears on the first day of each month. The note is due in full on June 30, 2008, with no prepayments allowed prior to January 2007, and only upon at least nine months prior written notice. The $10.8 million note is secured by the community leases with the REIT covering 12 properties. The loan requires collateral in the form of a cash deposit of $1.0 million, which is recorded as a restricted deposit in the accompanying consolidated balance sheet. This loan was acquired by Mr. Baty, the Company’s CEO and chairman of the board in conjunction with the HRT transaction further described in Note (18) “Subsequent Events” of “Notes to Consolidated Financial Statements.

The Company financed $15.9 million of the purchase price of the Arkansas Acquisition, a transaction discussed in Note (12), "Sales and Acquisitions, including Certain Related-Party Transactions” of “Notes to Consolidated Financial Statements,” through mortgage financing with GE Capital. The debt is secured by the three Arkansas communities and matures in November 2012. Interest accrues at the fixed rate of 6.95% per annum. The loan requires monthly payments of principal and interest, based on a 25-year amortization. No prepayment of the loan is allowed. The loan agreement requires the performance of certain financial covenants related to the operation of the communities and contains certain cross default provisions relating to the Arbor Place obligations discussed in the following paragraph.

The Company financed $8.0 million of the purchase price of the Arbor Place acquisition discussed in Note (12), "Sales and Acquisitions, including Certain Related-Party Transactions” of “Notes to Consolidated Financial Statements,” through a mortgage financing with GE Capital. The debt matures in June 2013, bears interest at 7.23% per annum, and has monthly payments based on a 25-year amortization. No prepayment of the loan is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents
allowed. The loan is cross-collateralized with the GE Capital loan on Arkansas discussed in the previous paragraph.

Certain of the Company's wholly owned subsidiaries, established pursuant to financing requirements, continue to hold assets, which include certain properties operated by the Company and which also may include cash that has been swept into the Company's deposit accounts. Notwithstanding consolidation for financial statement purposes, it is management's intention that the assets of the subsidiaries are not available to pay other debts or obligations of the consolidated Company and the consolidated Company is not liable for the liabilities of the subsidiaries, except as otherwise provided in connection with these financing requirements.

Certain of the Company’s indebtedness include restrictive provisions related to cash dividends, investments, and borrowings. As of December 31, 2006, the Company was in violation of one or more covenants in certain of the leases, but has obtained waivers from the owners such that it was deemed to be in compliance and thus, was not in default. The waivers expire January 1, 2008. Many of its debt instruments contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on its financial condition if such debts are cross-defaulted.

Principal maturities of long-term debt at December 31, 2006, are as follows (In thousands):

2007	$2,863
2008	54,640
2009	1,949
2010	1,588
2011	3,253
Thereafter	22,167
Total	$86,460

(6) Convertible Debentures

In November 2005, the Company completed an offer to exchange its outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008. In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged. The remaining $5.4 million principal amount of outstanding debentures continued outstanding and was paid at maturity in January 2006. The terms of the existing debentures and the new debentures were substantially the same, except that the maturity of the new debentures was in July 2008 instead of January 2006, and the new debentures could not be redeemed at the Company’s election. Interest on the new debentures is payable semiannually on January 1 and July 1 of each year. The new debentures are unsecured and subordinated to all other indebtedness of the Company. In February 2006, $50,000 of face value of the new debentures was converted into 2,272 shares of common stock. The new debentures are convertible into common stock at the rate of $22.00 per share, which equates to 1,207,955 shares of common stock at December 31, 2006.

In February 2007, the Company made an offer to pay the holders of the debentures an incentive to convert their debentures into common stock by giving written notice on or before March 8, 2007, as further detailed in the Note (18) “Subsequent Events” of “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents
(7) Income Taxes

The benefit of (provision for) income taxes for the years ended December 31, 2006, 2005, and 2004, is as follows (in thousands):

	2006	2005	2004

Federal	$3,000	$(6,797)	$	(773)
State and local	44	(1,430)		(415)
Total current income tax (expense) benefit	3,044	(8,227)		(1,188)

Deferred-federal	-	-		-
Deferred- state and local	-	-		-
Total deferred income taxes	-	-		-
Total income tax (expense) benefit	$3,044	$(8,227)		$(1,188)

The Company has recorded a tax refund receivable of $3.2 million, which is included in other long-term assets in the consolidated balance sheet at December 31, 2006.

The income tax expense of $8.2 million for 2005 consists of $9.4 million from continuing operations and a tax benefit of $1.2 million included in discontinued operations.

The Company’s income tax (expense) benefit from continuing operations differs from the expected income tax (expense) benefit computed by applying the U.S. federal statutory rate of 34% to income (loss) from continuing operations before income taxes as follows (in thousands):

	2006	2005	2004

Income tax (expense) benefit at statutory rate	$5,988	$(8,350)	$13,773
State income tax, net of federal	446	(727)	(274)
Other differences	(555)	(879)	(773)
Stock option compensation not deductible for tax	(804)	-	-
Change in valuation allowance	(2,031)	598	(13,914)
Total income tax (expense) benefit	$3,044	$(9,358)	$(1,188)

As of December 31, 2006, the Company had federal net operating losses available to offset future taxable income, whose expiration dates approximated the following (in thousands):

NOL
2006	$-
2007	192
From 2008 to 2012	870
$1,062

The above net operating losses were acquired in business combinations. They become recoverable in the future when the company for which they belong has taxable income separate from that of the consolidated group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

As of December 31, 2006, the Company had net operating losses for state tax purposes of approximately $31.0 million.

Deferred income tax assets and liabilities consist of the following (in thousands):

	2006	2005

Gross deferred tax liabilities:
Lease expense	$(61,449)	$(38,359)
Prepaid workers' compensation and insurance	(345)	(142)
Depreciation and amortization	(2,346)	-
Total deferred tax liabilities	(64,140)	(38,501)

Gross deferred tax assets:
Net operating loss carryforwards	1,670	782
Deferred gains on sale-leasebacks	8,914	9,772
Nonqualified deferred compensation plan	705	711
Unearned rental income and deferred move-in fees	6,791	5,775
Vacation accrual	1,382	1,217
Health insurance accrual	934	916
Insurance accrual	6,826	13,042
Interest expense	45,127	29,742
Incentive compensation accrual	-	485
Depreciation and amortization	-	168
Capital leases	41,192	26,714
Federal alternative minimum tax credit	1,777	-
Limited Liability Company interests	716	424
Texas Medicaid Reserve	696	-
Other	487	540
Total deferred tax assets	117,217	90,288
Less valuation allowance for deferred tax assets	(53,077)	(51,787)
Deferred tax assets, net	64,140	38,501

Total deferred taxes	$-	$-

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the net deferred tax assets. The valuation allowance for deferred tax assets increased approximately $1.3 million for the year ended December 31, 2006, including the effects of allocating a portion of the valuation allowance to the benefit from the exercise of stock options and the establishment of previously unrecognized deferred tax liabilities. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

(8)  Shareholders’ Deficit

Preferred Stock

In June 2005, the Company entered into an agreement with Saratoga Partners IV, LP. and its affiliates, the holder of our Series B Convertible Preferred Stock that provided for the conversion of the Series B Stock upon the payment of all accrued and unpaid cash dividends in the amount of $10.8 million. The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the accumulated cash dividends of the Series B Stock, resulting in an increase in interest expense of approximately $1.1 million and $536,000 for the year ended December 31, 2006 and 2005, respectively. Upon the payment of the dividends on June 30, 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock. Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000. For accounting purposes, the Company had accrued a dividend payable of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction in the second quarter of 2005. As part of the agreement, no dividends were required to be paid for the second quarter of 2005. Thus, the preferred dividends for the year ended December 31, 2005, amounted to $599,000.

The Company had also issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share in August 2000, which was subsequently adjusted to $4.20 per share due to dilutive stock option transactions, as provided in the warrant agreement. In March 2006, the Company issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants. The Company received no cash proceeds from this transaction.

1995 Stock Incentive Plan

The Company had a 1995 stock incentive plan (1995 Plan) which combines the features of an incentive and non-qualified stock option plan, stock appreciation rights, and a stock award plan (including restricted stock). This plan expired, as provided in the plan, upon the 10th anniversary date after the Plan's effective date of September 1995. In effect, no new options can be granted to employees under the 1995 Plan but, outstanding options will continue to vest and be exercisable.

Options generally vest between one-year to five-year periods, at the discretion of the Compensation Committee of the Board of Directors, in cumulative increments beginning one year after the date of the grant and expire ten years from the date of grant. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant.

Amended and Restated Stock Option Plan for Non Employee Directors

The Company has an Amended and Restated Stock Option Plan for Non Employee Directors (Director Plan), which is a non-qualified stock option plan that has been in effect since 1995. Each non-employee director automatically receives an option to purchase 2,500 shares of the Company’s common stock at the time of his or her initial election or appointment to the Board. In addition, each non-employee director automatically receives an option to purchase 7,500 shares of the Company’s common stock immediately following each year's annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents
meeting of shareholders. All options granted under the plan fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant and expire 10 years after the date of grant, with the exception of the option for 2,500 shares granted at the time of a director's initial election or appointment to the Board, which is vested immediately upon grant. The exercise price for these options is the fair market value of the Company’s common stock on the grant date. As of December 31, 2006, 169,000 options are still available to grant under the Director Plan.

2006 Equity Incentive Plan

In June 2006, at the annual shareholders’ meeting, the 2006 Equity Incentive Plan (2006 Plan) was approved. The 2006 Plan authorizes the issuance of up to 1,000,000 shares of common stock for employees, non-employee directors, consultants, advisors and independent contractors. The 2006 Plan is a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward program for participants. The plan allows for the granting of various types of awards, one of which is stock options that generally vest up to a three year period. Unless the terms of option grants specifically provide otherwise, any unexercised options expire no later than ten years from the date of the grant. In July 2006, 479,500 stock options were granted under the 2006 Equity Incentive Plan, having terms of one third vesting immediately, with the remainder vesting over the next two years. These options will expire in seven years or in July 2013.

The following is a summary of stock options outstanding at December 31, 2006:

			Options Outstanding		Options Exercisable
Range of Exercise prices			Number outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.60	-	$2.56	344,274	4.93	$2.11	344,274	$2.11
$2.56	-	$2.95	222,032	5.10	$2.95	222,032	$2.95
$2.95	-	$4.063	294,766	6.17	$3.95	294,766	$3.95
$4.06	-	$9.63	43,750	6.80	$6.50	43,750	$6.50
$9.63	-	$14.55	90,000	8.40	$13.38	90,000	$13.38
$14.55	-	$21.00	515,367	6.82	$18.81	152,724	$18.60
$1.60	-	$21.00	1,510,189	6.10	$9.09	1,147,546	$5.99

Employee Stock Purchase Plan

In July 1998, the Company adopted an Employee Stock Purchase Plan (the "Plan") to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value. A total of 400,000 shares are available for purchase under the Plan. The Plan expires in May 2008. In 2006, 2005, and 2004, employees purchased, net of open market repurchases; 24,177, 18,091; and zero common shares, respectively, through the Plan, for an aggregate total of 218,243 common shares since inception of the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

(9)  Financial Instruments

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, notes receivable from affiliates, tax and maintenance escrows, workers’ compensation collateral accounts, short-term borrowings, accounts payable, convertible debentures, capital and financing lease obligations, and long-term debt. The convertible debentures have a book value of $26.6 million and a fair value of $28.8 million at December 31, 2006. In March 2007, $16.1 million of the debentures were converted to common stock as further described in Note (18) “Subsequent Events” of “Notes to Consolidated Financial Statements.” The fair value of the Company’s other financial instruments at December 31, 2006, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value, with the exception of the following: Capital and financing lease obligations had an estimated fair value of $453.2 million compared to a carrying value of $608.2 million at December 31, 2006. Long-term debt had an estimated fair value of $84.6 million compared to a carrying value of $86.5 million at December 31, 2006. The fair value was estimated based on the Company’s assumed incremental borrowing rate of 12.25% for unsecured borrowings and 7.50% for secured borrowings.

(10)  Related-Party Management Agreements

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

Mr. Baty is a principal owner of Columbia-Pacific Group, Inc. Columbia-Pacific and affiliated partnerships own assisted living communities, eight of which the Company manages under various agreements as of December 31, 2006. The agreements have terms ranging from two to five years, with options to renew, and provide for management fees ranging from 4% to 7% of gross operating revenues. One of these communities was sold to an independent third party effective January 1, 2007, and the management agreement was terminated. Management fee revenue earned under these agreements was approximately $1.1 million, $1.6 million, and $2.2 million in 2006, 2005, and 2004, respectively.

(11) Leases

At December 31, 2006, the Company leased office space and 161 assisted living communities. The office lease expires in 2016 and contains one five-year renewal option. The community leases, which are triple-net leases in which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance and the lessor receives a net rent, expire from 2011 to 2020 and contain various extension options, ranging from five to 15 years.

Minimum lease payments under noncancelable operating leases at December 31, 2006, are as follows (In thousands):

2007	$41,164
2008	41,785
2009	42,391
2010	42,970
2011	37,600
Thereafter	93,435
Total	$299,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents
Facility lease expense under noncancelable operating leases was approximately $44.5 million, $41.5 million, and $38.4 million for 2006, 2005, and 2004, respectively, which included non-cash expense of approximately $893,000, $925,000, and $538,000, respectively, related to straight-line lease expense. A number of operating leases provide for additional lease payments computed at 5% of additional revenues of the community, which is not included in the table above. Additional facility lease expense under these provisions was approximately $1.4 million, $1.1 million, and $920,000 in 2006, 2005, and 2004, respectively. Another group of 24 communities require additional lease payments computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold, which are not included in the table above, and resulted in additional lease expense of $766,000, $385,000, and $67,000 in 2006, 2005, and 2004, respectively.

Facility lease expense under noncancelable operating leases with entities in which Mr. Baty has a financial interest was approximately $6.9 million, $6.1 million, and $5.9 million for 2006, 2005, and 2004, respectively.

Minimum lease payments under noncancelable capital leases and financing obligations at December 31, 2006, are as follows (In thousands):

2007	$62,261
2008	64,173
2009	66,005
2010	67,864
2011	69,750
Thereafter	602,539
Subtotal	932,592
Less imputed interest at rates ranging between 3.0% and 9.5%	(324,426)
Capital lease and financing obligations	608,166
Less current portion	22,254
Capital lease and financing obligations, less current portion	$585,912

Facility interest expense under noncancelable capital leases and financing obligations was approximately $41.3 million, $42.2 million, and $28.7 million for 2006, 2005, and 2004, respectively.

Many of the Company's leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lessor. Such cross-default provisions affect the majority of assisted living properties operated under leases. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner. For the year ended December 31, 2006, the Company was in violation of one or more covenants related to rent coverage ratio requirements in certain of the leases, but has obtained waivers from the owners such that it was deemed to be in compliance and thus, was not in default. The waivers expire on January 1, 2008.

(12) Sales, Leases and Acquisitions, including Certain Related-Party Transactions

Emeritrust Transactions

In September 2004, the Company completed the lease of 18 of 20 communities, with the remaining two communities leased in 2005. These communities, which were owned by entities in which Mr. Baty had financial interests, were acquired by a REIT and leased to the Company. The lease provides for a 15-year term, with one 15-year renewal option. The initial lease payment was approximately $14.7 million per year, with annual lease inflators based on the change in the consumer price, not to exceed an annual ceiling. The Company has the right of first refusal to purchase these leased communities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents
Of the 20 communities, 16 had been a part of the Emeritrust communities that the Company had managed since 1998, originally consisting of 25 communities, but declining to 21 by 2004. The Company currently manages three communities from the original group. For 2004 and thereafter, the management agreement provided for management fees of 5% of gross revenues, which resulted in management fee revenue of $473,000, $516,000 and $1.9 million for 2006, 2005 and 2004, respectively.

Mr. Baty personally guarantees the Company’s obligations under the lease. Pursuant to a cash flow sharing agreement with the Company, he receives 50% of the positive cash flow of the 20 communities, as defined in the agreement, and is responsible for 50% of the negative cash flow. Under this arrangement, Mr. Baty received $164,000 for the fourth quarter of 2004 and $632,000 for 2005. In 2006, he paid the Company $317,000 as a result of capital expenditures related to the communities.

As a part of a 2003 transaction in which the Company leased a separate group of Emeritrust communities that the Company had managed from 1999, the Company issued seven-year warrants to purchase 500,000 shares of its common stock at an exercise price of $7.60 per share to the owners of the communities, which included Mr. Baty. Warrants to purchase 400,000 shares were exercised in February 2006 and the Company received proceeds of $3.0 million. In March 2006, warrants to purchase 100,000 shares were exercised pursuant to a “net exercise” provision in which the Company issued 69,169 shares to the holders and 30,831 shares were used to pay the exercise price of $760,000, based on a price of $24.65 per share.

April 2004 Lease Transaction

In April 2004, the Company completed the lease of 17 of a group of 23 communities, including nine stand-alone dementia care facilities, with four of the remaining six communities leased later in 2004 and the final two communities leased in 2005. Of the communities, 13 were formerly owned by entities in which Mr. Baty had financial interests, of which 12 had been managed by the Company prior to this transaction. The nine stand-alone dementia care facilities were formerly owned by entities controlled by JEA Senior Living, an independent third party, although Mr. Baty had non-controlling financial interests in the entities.

The communities were acquired by a REIT and leased to the Company under a 15-year lease, with three five-year renewal options. The initial lease payment was approximately $16.1 million per year, with annual lease inflators based on the change in the consumer price index, not to exceed an annual ceiling. This transaction also provided for an earn-out arrangement for payment to the JEA entities of up to $2.0 million based on improvements in the net operating income of the dementia care facilities during the three years following closing.

The Company also entered into a three-year agreement for JEA to manage the nine dementia care facilities. The agreement provided for a management fee of 5% of revenues and a termination fee of $100,000 per year for the 10 years following termination of the agreement.

In September 2006, the Company entered into an agreement for the early termination of the management agreement and the earn-out arrangement. The management agreement was terminated September 30, 2006, six months early. In lieu of the 10-year termination fee, the Company paid JEA a lump sum of $594,000. Based on performance of the communities, the Company paid the full $2.0 million earn-out payment in September 2006, also six months early, and recorded the earn-out payment as additional lease acquisition costs. The Company had accrued $444,000 of the termination fee through September 2006 and accrued an additional $150,000 in the third quarter of 2006 as a result of the early termination payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

2005-2006 Community Acquisitions

In July 2006, the Company purchased a 101-unit community it formerly managed for $11.0 million from an entity in which Mr. Baty had a 50% financial interest. The Company financed $8.0 million of the purchase price with a GE Capital mortgage.

In December 2005, the Company purchased three communities located in Arkansas, with a capacity of 253 units, for a price of $17.8 million. The Company financed $15.9 million of the purchase price with GE Capital mortgage financing.

The allocation of the purchase price on the 2006 and 2005 acquisitions was as follows (In thousands):

	December 31,
	2006	2005
Land	$3,277	$1,215
Buildings	$6,689	$15,193
Equipment	$166	$253
Intangibles	$793	$1,114
Loan fees	$224	$306
Long-term debt	$8,000	$15,930

The impact of these acquisitions on a pro forma basis was not significant to the consolidated results of operations for the years presented.

(13) Commitments and Contingencies

In February 2005, a San Antonio, Texas, jury found one of the Company’s assisted living communities negligent in the care of a resident. The jury awarded a verdict against the Company in the amount of $1.5 million in compensatory damages and $18 million in punitive damages. Emeritus appealed the verdict but recorded a liability accrual of $18.7 million in the fourth quarter of 2004 and accrued interest of $766,000 on the unpaid judgment at the rate of 5% per annum during 2005. In March 2006, Emeritus settled the action for $5.6 million. In the first quarter of 2006, the Company reduced the accrued interest by $766,000 and the liability accrual recorded in 2004 by $12.2 million.

In March 2006, the Texas attorney general’s office began an inquiry into compliance with certain Medicaid regulations at six of the Company’s communities in Texas that participate in the Community Based Alternative program of the Texas Department of Aging and Disability. Participation in the program requires eligible rooms to have an area equipped with a sink, refrigerator, cooking appliance, adequate space for food preparation, and storage space for utensils and supplies. An audit by the department revealed that some of the rooms used for residents in the program did not have some or all of those items. Emeritus addressed the State's concerns raised in the audits and all rooms were equipped with the above regulatory requirements as of April 2006, at a cost of approximately $618,000.

The attorney general’s office also sought $6.6 million, which equates to three times the total amount of all payments made to Emeritus by the State of Texas since the inception of its Medicaid contract, plus interest and attorney fees. The Company responded that all the services for which Medicaid lawfully paid were provided to the program residents despite the absence of some of the kitchen items and therefore, recovery of the total of all payments made to the Company was unjustified. As a result of continuing settlement discussions between the attorney general’s office and the Company, there is a tentative agreement to settle the claim for approximately $1.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents
The Company has recorded a liability of $1.9 million in 2006, as the best estimate of the ultimate outcome based on this tentative agreement. The Company will assess its liability as final agreements are negotiated and will make adjustments, if any, to the recorded liability as more information becomes available.

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

(14) Liquidity

The Company has incurred significant operating losses since its inception, except for 2005, and as of December 31, 2006, has a working capital deficit of $41.9 million. Due to the nature of the Company’s business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid. This can result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes $15.1 million of deferred revenue and unearned rental income and the level of current liabilities is not expected to change year to year in such a way as to require the use of significant cash, except for debt maturities of $81.2 million scheduled to be due in 2008, which amount has been reduced to $65.1 million after the $16.1 million conversion of debentures into common stock in March 2007. The remaining balances consists primarily of $10.5 million in debentures that are convertible into common stock at the rate of $22 per share, $20.8 million in mortgage debt on five owned communities, and two notes of $10.8 million and $21.4 million that are secured by operating leases. The Company intends to refinance these obligations prior to their respective due dates.

As more thoroughly discussed under “Legal Proceedings,” the Company settled a Texas lawsuit in March 2006 for $5.6 million, which was significantly lower than what had been previously accrued, the net effect of which is shown as a separate line item on the consolidated statement of operations.

For most of 2005, the Company had outstanding $32.0 million principal amount of 6.25% convertible subordinated debentures that matured January 1, 2006. Of the full principal amount, $5.4 million was paid at maturity in January 2006. The remaining $26.6 million principal amount of debentures were replaced with new 6.25% convertible subordinated debentures that are due in July 2008, pursuant to an exchange offer completed by the Company in November 2005. (See Note (6) “Convertible Debentures” of “Notes to Consolidated Financial Statements”). Of the $26.6 million, $20.8 million is owned by directors and officers or their affiliates. In March 2007, the Company offered to pay a cash incentive to the debenture holders if they elect to convert their debentures to common stock. As a result, $16.1 million principal amount of debentures was converted into 732,726 shares of common stock and the outstanding debt was reduced to $10.5 million. Of the $16.1 million converted, $15.8 million was held by affiliates of the Company. The Company will pay an incentive fee of $1.5 million in connection with this conversion in April 2007.

In 2006, 2005, and 2004, the Company reported positive net cash from operating activities in its consolidated statements of cash flows. However, the cash flows have not always been sufficient to pay all of its long-term obligations and the Company has been dependent upon third party financing or disposition of assets to fund operations. The Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2002 and continuing through 2006, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2008 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations. Many of the Company's debt instruments and leases contain "cross-default"

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted. At December 31, 2006, the Company was in violation of one or more covenants related to rent coverage ratio requirements in certain of the leases, but obtained a waiver from the owner such that it was still deemed to be in compliance and thus, was not in default. The waivers expire on January 1, 2008.

Management believes that the Company will be able to sustain positive operating cash flows and will have adequate cash for all necessary investing and financing activities including required debt service and capital expenditures for at least the next twelve months.

(15) Discontinued Operations

In August 2004, the Company sold a community located in Scottsdale, Arizona, to an unrelated buyer. In addition, in September 2004, the Company committed to sell another community located in Issaquah, Washington. The community was sold in November 2004, but was not recognized as a sale until the first quarter of 2005 due to continuing involvement in the community through that period. In December 2005, the Company sold a community located in Las Vegas, Nevada. All of these transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations for both current and prior periods is reported as a separate line item in the consolidated statements of operations.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three Months ended		Twelve Months ended
	December 31,		December 31,
	2006	2005	2006	2005
Total revenue:
Issaquah	$-	$-	$-	$-
Scottsdale	-	-	-	-
Las Vegas	-	312	-	1,361
Total	$-	$312	$-	$1,361

Net income (loss):
Issaquah	$-	$-	$1	$1,319
Scottsdale	-	-	(19)	3
Las Vegas	-	(80)	(32)	(4,650)
Federal and state income tax benefit of discontinued operations	-	1,131	-	1,131
Total	$-	$1,051	$(50)	$(2,197)

(16) Impairment of Long-lived Assets and Long-Term Investments

In 2006, the Company determined that the carrying amount of an investment in an unconsolidated joint venture was not recoverable from expected undiscounted cash flows from the joint venture and recorded an impairment loss of $829,000. The carrying value of the investment was reduced to zero as there are no anticipated proceeds expected from the joint venture.

In 2005, the Company determined that the carrying amount of a facility in Las Vegas, Nevada, was not recoverable from expected undiscounted cash flows generated from the use of the assets and recorded an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

impairment loss of approximately $4.2 million and accordingly, the carrying value was reduced to estimated fair value based on a letter of intent from a pending sale. Effective December 2005, this property was sold and the related loss on sale and impairment were included in discontinued operations.

In 2004, the Company concluded that it is unlikely that parcels of land located in Arizona, Illinois, and South Carolina would be developed in the foreseeable future due to various factors (such as cash availability to complete the project, project start-up losses, and other market conditions) that are not conducive to continuation of development at this time. The Company determined the fair value of the assets and concluded that impairment losses existed on the land located in Arizona and Illinois. The Company recorded an impairment loss of approximately $447,000, which is reflected in Other, net in its consolidated statements of operations for the year ended December 31, 2004.

[The rest of this page is intentionally left blank]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

(17) Quarterly Results (Unaudited)
	(In thousands, except per share data)
2006	Q1	Q2	Q3	Q4
Total operating revenue	$101,066	$103,673	$107,311	$109,815
Income from operations	15,107	3,947	3,094	6,011
Other income and expense	(10,360)	(11,628)	(11,399)	(12,384)
Income (loss) from continuing operations before income taxes	4,747	(7,681)	(8,305)	(6,373)
Benefit of (provision for) income taxes	(10)	100	1,877	1,077
Income (loss) from continuing operations (a)	4,737	(7,581)	(6,428)	(5,296)
Income (loss) from discontinued operations, net of tax benefit	(10)	(34)	(6)	-
Net income (loss) to common shareholders	$4,727	$(7,615)	$(6,434)	$(5,296)

Basic income (loss) per common share:
Continuing operations	$0.28	$(0.42)	$(0.36)	$(0.29)
Discontinued operations	-	-	-	-
	$0.28	$(0.42)	$(0.36)	$(0.29)

Diluted income (loss) per common share:
Continuing operations	$0.25	$(0.42)	$(0.36)	$(0.29)
Discontinued operations	-	-	-	-
	$0.25	$(0.42)	$(0.36)	$(0.29)

2005	Q1	Q2	Q3	Q4
Total operating revenue	$94,794	$96,264	$97,510	$99,164
Income (loss) from operations	6,032	4,564	(1,440)	2,913
Other income and expense	(11,147)	9,878	(9,679)	22,736
Income (loss) from continuing operations before income taxes	(5,115)	14,442	(11,119)	25,649
Provision for income taxes (b)	(115)	(974)	(122)	(8,147)
Income (loss) from continuing operations	(5,230)	13,468	(11,241)	17,502
Income (loss) from discontinued operations	1,191	(4,111)	(328)	1,051
Preferred dividends	(957)	358	-	-
Net income (loss) to common shareholders	$(4,996)	$9,715	$(11,569)	$18,553

Basic income (loss) per common share:
Continuing operations	$(0.57)	$1.27	$(0.69)	$1.07
Discontinued operations	0.11	(0.38)	(0.02)	0.06
	$(0.46)	$0.89	$(0.71)	$1.13

Diluted income (loss) per common share:
Continuing operations	$(0.57)	$0.73	$(0.69)	$0.90
Discontinued operations	0.11	(0.21)	(0.02)	0.05
	$(0.46)	$0.52	$(0.71)	$0.95

The sum of quarterly per share data may not equal the per share total reported for the year.

(a) Income (loss) from continuing operations in the first quarter of 2006 contains a settlement accrual reversal of $12.2 million.
(See Note (13) "Commitments and Contingencies” of “Notes to Consolidated Financial Statements”).

(b) Tax provisions in 2005 relate primarily to gains on sales of investments of $21.3 million and $34.1 million in the second and fourth quarters, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

(18)  Subsequent Events

2007 Debenture Conversion

In February 2007, the Company offered to pay a cash incentive to debenture holders if they elected to convert their debentures into common stock by giving written notice on or before March 8, 2007. The incentive payment will be equal the amount of interest that the holders would have received if the debentures were held to the maturity date of July 1, 2008. The payment will be made on April 16, 2007. The debentures are convertible into common stock at $22.00 per share.

Of the $26.6 million principal amount of debentures outstanding, holders of $16.1 million principal amount converted their debentures into 732,726 shares of common stock. Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty. The Company will pay an incentive fee of $1.5 million in connection with this conversion, which amount would have been paid in three equal installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity. The incentive payment will be expensed in the first quarter of 2007.

2007 Fretus Communities Purchased

On February 22, 2007, the Company purchased 24 communities consisting of 1,651 units located in six states for a price of $145.1 million, including transaction costs. The Company had leased these communities from Fretus Investors LLC since October 2002. Capmark Finance, Inc. provided fixed rate mortgage financing of $132.0 million and variable rate mortgage financing of $8.0 million. The fixed rate component has a term of five years and bears interest at 6.55% per annum (with a 1% exit fee payable if the debt is paid off or refinanced by anyone except Capmark), with monthly interest-only payments for two years and thereafter, monthly payments of principal and interest based on a 25-year amortization. The remaining balance is due in full in February 2012. The variable rate component has a term of three years and interest at 30-day LIBOR plus 1.8%, which was 7.12% at closing, and the same exit fee and payment schedule as for the fixed component.

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest. Mr. Baty held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus. In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to the Company, of which approximately $5.1 million, was used to fund the balance of the purchase price and the balance is available for general business purposes. The unsecured short-term debt is due in February 2009 and bears interest at 9.0% per annum.

2007 HRT Communities Purchased
On March 15, 2007, the Company purchased 12 communities consisting of 786 units located in five states for a price of $99.0 million, plus transaction costs. The Company had leased four of these communities from Healthcare Realty Trust since May 2002 and eight since May 2003.  Capmark Finance, Inc. provided fixed rate senior mortgage financing of $88.0 million at 6.515% per annum and second mortgage financing of $13.6 million at a variable rate equal to the LIBOR rate plus 325 basis points, rounded up to the nearest .125%, which equaled 8.625% per annum at the closing date. The senior mortgage has a term of five years, (with 1% exit fee if the debt is paid off or refinanced by anyone except Capmark), and monthly interest-only payments for three years and, thereafter, monthly payments of principal and interest based on a 25-year amortization, with the remaining balance due in full in April 2012. The second mortgage has a term of two years with monthly interest-only payments and is due in full in April 2009. The second mortgage has a 1% exit fee if paid off prior to the first anniversary date or a 2% exit fee is paid off after the first anniversary date, unless it is refinanced with Capmark. The total Capmark loan commitment of $101.6 million will be used to pay the purchase price, transaction and financing costs, and retirement of a $600,000 loan, as described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Financial Statement Table of Contents

The Company currently has approximately $32.8 million in loans outstanding with Healthcare Realty Trust, of which $11.4 million is secured by the leases on the 12 communities described above. Of the $11.4 million, $10.8 relates to the Series B Convertible Preferred Stock transaction in which Healthcare Realty Trust loaned such amount to pay the accumulated dividends due upon conversion of the Preferred Stock. As part of this transaction, the $10.8 million loan was acquired by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.

The following unaudited pro forma summary reflects the unaudited balance sheet impact of the subsequent events described above as if they had happened on December 31, 2006 (In thousands):

	As Reported				Pro Forma
	December 31,	Debenture	Fretus	HRT	December 31,
ASSETS	2006	Conversion	Acquisition	Acquisition	2006
Cash and cash equivalents	$14,049	$(1,511)	$12,696	$(393)	$24,841
Other current assets	37,122	-	87	339	37,548
Property and equipment, net	600,693	-	143,625	79,128	823,446
Lease and contract acquisition costs, net	25,762	-	(302)	(424)	25,036
Restricted deposits	12,601	-	-	-	12,601
Other long-term assets	12,833	-	855	867	14,555
Total assets	$703,060	$(1,511)	$156,961	$79,517	$938,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$93,048	$-	$(737)	$(47)	$92,264
Long-term debt, less current portion	83,597	-	158,000	101,000	342,597
Capital lease and financing obligations,
less current portion	585,912	-	-	(21,012)	564,900
Convertible debentures, less current portion	26,575	(16,120)	-	-	10,455
Other long-term liabilities	32,960	-	-	-	32,960
Total liabilities	822,092	(16,120)	157,263	79,941	1,043,176
Total Stockholders' deficit	(119,032)	14,609	(302)	(424)	(105,149)
Total liabilities and stockholders' deficit	$703,060	$(1,511)	$156,961	$79,517	$938,027

Financial Statement Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Emeritus Corporation:

Under date of March 16, 2007, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Seattle, Washington
March 16, 2007

S-1

Financial Statement Table of Contents
Schedule II

Emeritus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005, and 2004
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance	Charged
	at	to		Balance
	Beginning	Other Costs		at End
	of Year	and Expenses	Deductions	of Year

Description

Year ended December 31, 2006:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$744	$1,045	$(1,441)	$348

Year ended December 31, 2005:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$841	$577	$(674)	$744

Year ended December 31, 2004:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$358	$996	$(513)	$841

S-2