Form 10-K/A
period 2006-12-31
EMERITUS CORP\WA\
filed 2007-04-30
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
Aggregate market value of common voting stock held by non-affiliates of the registrant as of April 17, 2007, was $205,886,057 .
As of April 17, 2007, 18,965,582 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EMERITUS CORPORATION
TABLE OF CONTENTS

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	2

ITEM 11.	EXECUTIVE COMPENSATION	5

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	17

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	AND DIRECTOR INDEPENDENCE	21

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	25

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	27

	SIGNATURE	39

Explanatory Note

Emeritus Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed March 16, 2007, for the purpose of including the information required by Part III of Form 10-K. In addition, we are also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV and Exhibits 31.1 and 31.2.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Item IV, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to Part III and Part IV discussed above.  No other information included in the Form 10-K, including the information set forth in Part I, Part II, our financial statements, and the footnotes thereto, has been modified or updated in any way.

[The rest of this page is intentionally left blank]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The Board of Directors is divided into three classes. One class is elected each year by the shareholders. Pursuant to a shareholders’ agreement dated December 30, 1999, we and Mr. Baty have agreed to take all necessary action to elect a number of directors selected by Saratoga Partners IV, L.P. that constitutes not less than the percentage of the entire Board that equals Saratoga's percentage ownership of our voting securities. Based on a Board of eight directors, Saratoga is entitled to select at least three directors, but has thus far chosen to select only two. Since 1999, Messrs. Niemiec and Durkin have been nominated and elected under this arrangement.

The following table presents certain information about our Directors.

Name	Age	Position

Daniel R. Baty	63	Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom	54	Vice President of Finance, Secretary,
		Chief Financial Officer, and Director
Stanley L. Baty	35	Director
Bruce L. Busby	63	Director
Charles P. Durkin, Jr.	68	Director
Robert E. Marks	55	Director
David W. Niemiec	57	Director
T. Michael Young	62	Director

Daniel R. Baty (age 63), one of Emeritus's founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995. Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997. Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Pacific Management, Inc (“CPM”). Both of these companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market. Mr. Baty is the father of Stanley L. Baty, a current director of our company.

Raymond R. Brandstrom (age 54), one of Emeritus's founders, has served as a director since its inception in 1993. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus's President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus. From May 1992 to October 1996, Mr. Brandstrom served as President of Columbia Pacific Group, Inc. and CPM. From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company previously affiliated with Mr. Baty that is engaged in the production and sale of table wines.

Stanley L. Baty (age 35) has served as a director since September 2004. Mr. Baty is the son of Daniel R. Baty, Chairman of the Board and Chief Executive Officer. Stanley L. Baty joined Columbia Pacific Management, Inc. (“CPM”) in 1997 and currently serves as a Vice President, with responsibility, for real estate related investment decisions. Prior to that, from 1994 to 1996, Mr. Baty was a financial analyst for Nomura Securities Corporation.

Bruce L. Busby (age 63) has been a director of Emeritus since April 2004, when he was appointed to the Board. Mr. Busby served as Chairman and Chief Executive Officer of The Hillhaven Corporation prior to its merger with Vencor, Inc. in 1995. Hillhaven was a publicly-held operator of skilled nursing facilities based in Tacoma, Washington, and prior to its merger, it operated 350 facilities in 36 states. During his tenure with Hillhaven, Mr. Busby served as the Chief Executive Officer and as a director beginning in April 1991 and as that company’s Chairman of the Board from September 1993 until the merger with Vencor. Mr. Busby, who has been a Certified Public Accountant for over thirty years, has been retired since 1995.

Charles P. Durkin, Jr. (age 68) has served as a director of Emeritus since December 30, 1999. Mr. Durkin is one of the founders of Saratoga Partners, a private equity investment firm. Since Saratoga's formation as an independent entity in September 1998, he has been a Managing Director of Saratoga Management Company LLC, the manager of the Saratoga Partners funds. Prior to that, from September 1997, he was a Managing Director of SBC Warburg Dillon Read, Inc., the successor entity to Dillon, Read & Co., where Mr. Durkin started his investment banking career in 1966 and became a Managing Director in 1974.

Robert E. Marks (age 55) has been a director of Emeritus since July 2005, when he was appointed to the Board. From 1994 to the present, Mr. Marks has been the President of Marks Ventures, LLC, a private equity investment firm. He is a director and Chairman of the Audit Committee of Denny's Corporation and a director of Soluol Chemical Company and Brandrud Furniture Company, as well as a member of the Board of Trustees of the Fisher House Foundation and The International Rescue Committee.

David W. Niemiec (age 57) has served as a director of Emeritus since December 30, 1999. He is a private equity investor, as well as an Advisor to Saratoga Partners, a private equity investment firm. Mr. Niemiec was a Managing Director of Saratoga Partners from 1998 to 2001. He also held various positions at Dillon, Read & Co. Inc. and its successor firm, SBC Warburg Dillon Read, from 1974 to 1988, including Vice Chairman, Chief Administrative Officer, and Chief Financial Officer. He is a member of the board of directors of OSI Pharmaceuticals, Inc., as well as a director and trustee of various Templeton Funds, which are internationally oriented mutual funds of the Franklin Templeton Investments group.

T. Michael Young (age 62) has been a director of Emeritus since April 2004, when he was appointed to the Board. He is the Chairman of the Board of Directors of Metal Supermarkets (Canada), Ltd., a privately-held metal distributor with locations in the United States, Canada, Europe, and the Middle East, and has held this position since December 2005. From December 2002 through December 2005, he was President and Chief Executive Officer of that company. In October 2003, he was elected to the Board of Directors of that company. Prior to that, from June 1998 to May 2002, Mr. Young was Chairman of the Board of Transportation Components, Inc., a publicly-held distributor of replacement parts for commercial trucks and trailers, and also served as its President and Chief Executive Officer from June 1998 to May 2001. On May 7, 2001, Transportation Components filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. The company was later liquidated in June 2002. In March 2005, Mr. Young joined the Board of Directors of Restoration Hardware, Inc., a public company whose shares are traded on the NASDAQ Stock Exchange. Mr. Young is a Certified Public Accountant and former partner of Arthur Andersen & Co.

Information on Committees of the Board of Directors and Meetings

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee.  Our Audit Committee currently consists of Messrs. Busby (Chairman), Young, and Marks, each of whom is independent in accordance with applicable rules promulgated by the Securities and Exchange Commission ("SEC") and the American Stock Exchange listing standards. The Audit Committee selects and retains the independent registered public accounting firm to audit the Company's annual financial statements, approves the terms of the engagement of the independent registered public accounting firm and reviews, and approves the fees charged for audits and for any non-audit assignments. The Audit Committee's responsibilities also include overseeing (1) the integrity of the Company's financial statements, which includes reviewing the scope and results of the annual audit by the independent registered public accounting firm, any recommendations of the independent registered public accounting firm resulting from the annual audit and management's response thereto and the accounting principles being applied by the Company in financial reporting, (2) the Company's compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence, (4) the performance of the Company's internal and independent registered public accounting firm, and (5) such other related matters as may be assigned to it by the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted on the Company's website at http://www.emeritus.com/Investors/default.aspx. The Audit Committee met five times during 2006.

The Board of Directors has determined that each of Mr. Marks, Mr. Young, and Mr. Busby qualify as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and that all members of the Audit Committee are financially literate and independent in accordance with the requirements of the SEC and the American Stock Exchange.

Compensation Committee. Our Compensation Committee is responsible for administering our executive compensation programs including salaries, incentives, and other forms of compensation for directors, officers, and our other key employees, and making recommendations with respect to such programs to the Board; administering the equity incentive plans; and recommending policies relating to benefit plans to the Board. In April 2004, the Board of Directors adopted a written Compensation Committee Charter. The Committee's charter is available at our website at http://www.emeritus.com/Investors/default.aspx. The Committee's charter allows it to delegate its authority in appropriate circumstances to subcommittees or one or more members of the Board or Company officers. The Committee currently consists of Robert E. Marks (Chairman) and Messrs. Busby and Durkin, all of whom are independent within the meaning of Section 121A of the listing standards of the American Stock Exchange. The Committee held four meeting during 2006.

Nominating and Corporate Governance Committee. The Board adopted a Nominating and Corporate Governance Committee charter in April 2004 and implemented the charter in June 2004. Prior to that time, the entire Board carried out nominating responsibilities. Our Nominating and Corporate Governance Committee currently consists of Messrs. Niemiec (Chairman), Young, and Busby. It held one meeting during 2006.

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board, approving and recommending director candidates to the Board, developing and recommending to the Board our corporate governance principles and policies, and monitoring compliance with these principles and policies. All the members of the Nominating and Corporate Governance Committee are independent within the meaning of Section 121A of the listing standards of the American Stock Exchange. The Nominating and Corporate Governance Committee's charter is available at our website at http://www.emeritus.com/Investors/ default.aspx.

The Nominating and Corporate Governance Committee charter establishes director selection guidelines (the "Director Selection Guidelines") for guidance in determining and identifying qualification requirements for directors, board composition criteria, and the procedure for the selection of new directors. The Director Selection Guidelines are attached as an annex to our Nominating and Corporate Governance Committee charter, which can be found on our website at http://www.emeritus.com/Investors/default.aspx. In accordance with the Director Selection Guidelines, the Committee will review the following considerations, among others, in its evaluation of candidates for nomination: personal and professional ethics, training, commitment to fulfill the duties of the Board of Directors, commitment to understanding our business, commitment to engage in activities in our best interests, independence, diversity, industry knowledge and contacts, financial or accounting expertise, leadership qualities, public company board of director and committee experience, and other relevant qualifications. A director candidate’s ability to devote adequate time to Board of Directors and committee activities is also considered.

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders. Shareholders wishing to suggest director candidates should submit their suggestions in writing to the Nominating Committee, c/o our Corporate Secretary, providing the candidate's name, biographical data, and other relevant information outlined in the Director Selection Guidelines. The Committee will review shareholder-recommended nominees based on the same criteria as its own nominees. Shareholders who intend to nominate a director for election at the 2008 Annual Meeting of Shareholders must provide advance written notice of such nomination to the Corporate Secretary in the manner described below under “Shareholder Proposals.” To date, the Company has not received any recommendations from shareholders requesting that the Board consider a candidate for inclusion among the slate of nominees in the Company's proxy statement.

Board and Committee Meetings. During 2006, there were five meetings of the Board of Directors. All board members attended at least 93% of the aggregate number of meetings of the Board of Directors and each committee of which he was a member. We do not have a specific policy requiring director attendance at the annual meeting; however, we encourage our directors to be present at the annual meeting and available to answer stockholder questions. All but one of our directors attended last year's annual meeting.

Executive Officers

The following table presents certain information about our executive officers.

Name	Age	Position

Daniel R. Baty	63	Chairman of the Board and Chief Executive Officer
Raymond R. Brandstrom	54	Vice President of Finance, Secretary,
		and Chief Financial Officer
Gary S. Becker	59	Senior Vice President of Operations
Martin D. Roffe	59	Vice President, Financial Planning
Suzette McCanless	58	Vice President, Operations - Eastern Division
P. Kacy Kang	39	Vice President, Operations - Western Division
Christopher M. Belford	45	Vice President, Operations - Central Division

Gary S. Becker joined Emeritus as Western Division Director in January 1997, was promoted to Vice President, Operations-Western Division in September 1999, and then promoted to Senior Vice President of Operations in March 2000. Mr. Becker has 32 years of health care management experience. From October 1993 to December 1996 he was Vice President of Operations for the Western Division of SunBridge Healthcare Corporation, the nursing home division of Sun Healthcare Group, Inc. Sun Healthcare Group, Inc. is one of the largest providers of long-term, subacute, and related specialty health care services in the United States. In April 2007, Mr. Becker submitted his resignation to be effective as of May 1, 2007.

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

Suzette McCanless joined Emeritus as Eastern Division Director of Operations in March 1997 and was promoted to Vice President of Operations - Eastern Division, in September 1999. Mrs. McCanless has 25 years of health care management experience. Prior to joining Emeritus, from July 1996 to February 1997, she was Group Vice President for Beverly Enterprises, Inc., where she also held the previous positions of Administrator and Regional Director of Operations. The business of Beverly Enterprises, Inc. consists principally of providing healthcare services, including the operation of nursing facilities, assisted living centers, hospice and home care centers, outpatient therapy clinics, and rehabilitation therapy services. In April 2007, Ms. McCanless submitted her resignation to be effective as of May 1, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2006, its officers, Directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements, with the exception of Gary Becker, who filed one late Form 4 with respect to an open market sale on May 16, 2006, Frank Ruffo, who filed one late Form 4 with respect to an open market sale on May 19, 2006, and Stanley L. Baty, who has not yet filed a Form 4 to report the recently discovered failure to report his gift of common stock on October 23, 2006, to three trusts for the benefit of his minor children. In addition, the Company recently discovered that (i) in December 1999, December 2000 and December 2005, an entity controlled by Daniel R. Baty, and in which Mr. Baty and Stanley L. Baty have indirect beneficial ownership interests, effected open market purchases of the Company's common stock resulting in the following delinquent filings for each of Daniel R. Baty and Stanley L. Baty: for 1999, one delinquent filing with respect to ten transactions; for 2000, one delinquent filing with respect to eight transactions; and for 2005, two delinquent filings with respect to seven transactions, and (ii) ownership of and any transactions in the Company's common stock by a general partnership of which Daniel R. Baty is a general partner have not yet been reported by Mr. Baty. All delinquent filings are expected to be made in the near future.

Code of Conduct, Code of Ethics and Reporting of Concerns

We have adopted a Code of Conduct that provides ethical standards and policies applicable to all our officers, employees and directors in the conduct of their work. The Code of Conduct requires that our officers, employees, and directors avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest.

We have also adopted a Code of Ethics for our chief executive officer, our chief financial officer, our principal accounting officer and controller. This Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Conduct and Code of Ethics is available at our website at http://www.emeritus.com/Investors/ default.aspx.

We have also established procedures for the confidential and anonymous submission and receipt of complaints regarding accounting and auditing matters, conflicts of interests, securities violations and other matters. These procedures provide substantial protections to employees who report company misconduct.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee has responsibility for setting the overall compensation strategy for the Company and aligning it to our business goals. This includes determining the compensation of our executive officers, including those named in the Summary Compensation Table below (the "named executive officers"), overseeing the equity incentive plans, and other benefit plans and ensuring that all of the Company’s compensation programs are fair, reasonable and competitive.

In 2006, management of Emeritus retained Watson and Wyatt, compensation consultants, to provide a variety of information on compensation in order to facilitate decision making for the overall compensation strategy. This information consisted of peer group proxy study, general healthcare industry market data, benchmarks for stock option issuance, and recommendations on types of equity awards.

Executive Compensation Program Objectives

Our executive compensation program is designed to attract quality executive personnel who are capable of leading us to completion of our strategic and financial performance objectives and to retain and motivate these executives in order to achieve superior performance. Thus, our executive program offers competitive compensation opportunities that link individual executive compensation to individual and Company performance, and align executives' financial interests with those of our shareholders.

The program generally follows the following guidelines:

•	Implementation of competitive pay practices that take into account the compensation practices of companies in our industry;
•	A pay-for-performance component designed to reward the named executive officers and other executives for achievement of annual corporate financial goals; and
•
Equity-based incentives designed to motivate the named executive officers and other executives on long-term strategic goals and to allow them to participate in the benefits they achieve for our shareholders.

We believe that a mix of both cash and equity will be effective in retaining and motivating our executive officers to accomplish our annual and long-term objectives.

Role of Executive Officers in Compensation decisions

Although the Compensation Committee determines the compensation and other terms of employment of the named executive officers and other executives, the Committee also relies upon the recommendations of the chief executive officer in matters related to the individual performance of the other executive officers because the Committee believes that the chief executive officer is the most qualified to make this assessment. The Compensation Committee then reviews and considers his recommendation in its deliberations, taking into account the executive officer’s success in achieving individual performance goals and objectives, and the Company’s performance goals and objectives deemed relevant.

Executive Compensation Components

Executive compensation generally consists of three components: base salary, cash bonuses, and long-term incentive awards. The Compensation Committee has established each executive's compensation package by considering the salaries of executive officers in similar positions in companies in the same industry as Emeritus and in related industries, the experience and contribution levels of the individual executive officer, and our financial performance. Companies used as a reference for considering compensation levels are referred to collectively as our “peer group.” For 2006, the companies which comprised our peer group were American Retirement Corp., Brookdale Senior Living Inc., Capital Senior Living Corp., and Sunrise Assisted Living, Inc. Base salaries for executive officers generally have been designed to be less than those paid by competitors in our peer group. These lower base salaries historically, and in 2006, have been combined with stock option grants so that a significant portion of the executives' pay is tied to performance of our stock.

Base Salaries. Base salaries are established initially based on the experience, skills, knowledge, and responsibilities required of each executive officer, as well as market conditions. These base salaries are historically designed to be less than those paid by competitors in our peer group. Base salaries are subject to annual review and adjustment. The Compensation Committee evaluated the 2006 executive performance at its March 2007 meeting. Individual and corporate goals along with the executive officer’s level of responsibility, competitive factors and our internal policies regarding salary increases were considered regarding salary increases. Merit-based salary increases for 2006 ranged from 16.7% for the chief executive officer to an average of 8.1% for the other named executive officers

Annual Cash Incentives. Until 2006, the Compensation Committee had not established a regular annual incentive or bonus plan for executive officers, but awarded discretionary cash bonuses based on its review of individual performance and our financial results. For the year 2006, a bonus plan was established that gave our executive officers, including the named executive officers, the opportunity to earn cash bonuses for performance in 2006, based on specified financial results for 2006 and recommendations of our chief executive officer. The annual performance objectives for 2006 were based on the Company achieving an increase in net income adjusted for certain non-recurring items from the previous year at three different target levels. Individual executive officers would receive a percentage of their base salary that increased incrementally at each target level. Other senior executives received bonuses designed to establish their total compensation comparable to other similar executives in the industry.

Specifically, under the 2006 bonus plan, the Vice Presidents of Operations were given targets which required them to achieve their budget goals for their operating area only. Of the three Vice Presidents of Operations, only two achieved their goals and therefore received their full target bonus per the plan. For the remaining non-operational executive officers, including the chief executive officer, the target goal was a $3.4 million increase of net income adjusted for certain non-recurring items. This goal was not achieved. However, based on the recommendation of our chief executive officer, the Compensation Committee awarded those executive officers bonuses at 60% of target. These compensation decisions were made taking into account general compensation levels of other similarly situated companies and the compensation paid to our other senior executives.

Equity Compensation. In 2006, the Company granted stock options to the director level and above. We granted stock options to provide a long-term incentive opportunity that is directly linked to shareholder value and to provide a continuing incentive to maximize long-term value to shareholders, and to help make the executive’s total compensation competitive. The terms for these options were based on an analysis of how many options had been granted in the past to the named executive officers and other executive officers and on the estimated future value of the granted options. These options have a seven-year life with one-third vesting immediately and the remainder vesting over the next two years, thus encouraging executives to remain in the long-term employment of our Company. Our policy is to grant options that set the exercise price at the closing price of the Common Stock on the date of grant. To encourage stock retention, all options were granted as incentive stock options to the maximum extent possible under the Internal Revenue Code (the "Code").

Prior to the 2006 grant, we had not granted any material stock options since 2003. The Compensation Committee began in 2004 to evaluate the effectiveness of stock options and other forms of equity compensation, including restricted stock grants and restricted stock units, in providing incentives as well as the costs and the accounting impact of these various alternatives. As discussed below, the Committee continues to assess the effectiveness, cost, and reporting of long-term incentive compensation and, although this assessment is not complete, the Committee believes that equity incentives will be a smaller component of executive compensation packages in future years.

Separation and Change in Control Arrangements. To date, the Compensation Committee has not established a formal plan for separation and change in control arrangements. In cases where the need arises for a separation plan the Compensation Committee relies upon the recommendations of the chief executive officer in matters related to the specific individual. The Compensation Committee then reviews and considers his recommendation in its deliberations. Recently, the Compensation Committee has entered into agreements, due to the retirement of officers that allowed for those individuals to receive their base salary for a set number of months and, in certain cases, thereafter to receive 60% of their base salary for another set number of months. In addition, those officers also receive additional compensation to cover medical insurance premiums. The extent to which the Compensation Committee will provide for similar types of arrangements continues to be decided on a case-by-case basis.

Retirement Benefits. We do not provide pension plan benefits to our named executive officers. The Company does provide for the management level of director and higher, including the named executive officers, to participate in a NonQualified Deferred Compensation Plan. The Deferred Compensation Plan allows the participants to defer receipt of a portion of their salary into eight investment options, which are similar options to the Company’s 401(k) plan. The named executive officers and other executive officers receive a mandatory employer contribution of up to 25% of their contributions that is immediately vested. In addition, there is a discretionary employer match of up to an additional 75% of contribution. The discretionary match, which is required to be approved by the Compensation Committee, was 50% in 2006.

Perquisites. We provide our named executive officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program. In 2006, the named executive officers received an auto allowance of $500 per month, paid parking, health care insurance costs, a personal life insurance policy in the amount of $500,000, and long term disability insurance.

2006 Executive Compensation Discussion

Chief Executive Officer, Daniel R. Baty

Mr. Baty, our chief executive officer and a founder of Emeritus, beneficially owns shares (directly and indirectly) and holds exercisable options representing approximately 32.1% of our common stock. Because of this significant equity stake, Mr. Baty had chosen to receive no base salary up until 2003. This compensation pattern was established prior to our initial public offering and the Compensation Committee had continued it through 2002, recognizing that Mr. Baty's principal compensation would be the inherent value of his equity stake. In past years, the Committee granted options to Mr. Baty consistent with grants to other executive officers. In 2003, however, the Committee and Mr. Baty reconsidered this practice. The Committee recognized that Emeritus had grown significantly in size and complexity in the last several years, and that Mr. Baty had made a substantial contribution to progress in stabilizing the business and improving cash flow. The Committee, recognized Mr. Baty's significant investment in Emeritus, as well as his role as a party in a number of transactions having to do with the acquisition, financing, and management of Emeritus assisted living communities. These "related party" transactions, which are described in "Certain Transactions," have been considered and approved by a special committee of independent directors. In view of these factors, the Committee concluded that Mr. Baty's contribution as chief executive officer should properly be evaluated separately from his ownership position and his other relationships with us and should be consistent with the compensation for chief executive officers of other companies in similar circumstances. Accordingly, in 2003, Mr. Baty was awarded stock options to purchase 50,000 shares at $3.95 per share and a bonus of $250,000. The Committee established a base salary of $300,000 for 2004 and 2005 and agreed to increase his base salary 16.7% to $350,000 for 2006. As described above, the first tier target goal for cash bonus was not achieved in 2006. However, the Committee, for the reasons described above, awarded Mr. Baty a discretionary bonus of $50,000, which was 36% of his target bonus. Had the first tier bonus been achieved Mr. Baty would have earned 40% of his base salary in bonus.

Chief Financial Officer, Raymond R. Brandstrom

Mr. Brandstrom, our chief financial officer and a founder of Emeritus, beneficially owns shares (directly and indirectly) and holds exercisable options representing approximately 3.1% of our common stock. The Compensation Committee determined Mr. Brandstrom’s base salary and cash bonus based on his performance relative to both his financial and non-financial goals. Mr. Brandstrom’s 2006 base salary increased approximately 9.5% from the previous year. As described above, the first tier target goal for cash bonus was not achieved in 2006. The Committee, for the reasons described above, awarded Mr. Brandstrom a discretionary bonus of $34,000, which was 60% of his target bonus. Had Mr. Brandstrom’s first tier goal been achieved, he would have earned 25% of his base salary in cash bonus.

Senior Vice President - Operations, Gary S. Becker

Mr. Becker, our Senior Vice President - Operations, beneficially owns shares (directly and indirectly) and holds exercisable options representing less than 1% of our common stock. The Compensation Committee determined Mr. Becker’s base salary and cash bonus based on his performance relative to both his financial and non-financial goals. Mr. Becker’s base salary was increased approximately 9.5% in 2006 from the previous year. As described above, the initial target goal for cash bonus was not achieved in 2006. The Committee, for the reasons described above, awarded Mr. Becker a discretionary bonus of $34,000, which was 60% of his target bonus. Had Mr. Becker’s first tier goal been achieved, he would have earned 25% of his base salary in cash bonus. In April 2007, Mr. Becker submitted his resignation to retire effective as of May 1, 2007. In recognition of his years of service to the Company and his contributions, the Company entered into a compensation agreement with Mr. Becker that was approved by the Compensation Committee. Under this agreement, Mr. Becker will receive his base salary for a 24-month period and then 60% of his base salary for 12 months thereafter. In addition, the Company has agreed to pay Mr. Becker a pro rated portion of his 2007 bonus, to cover medical insurance premiums for 18 months and to make a cash payment thereafter to cover costs of an individual health plan for another 18 months, and to continue vesting his options for a two-year period.

Vice President Operations - Central Division, Christopher Belford

Mr. Belford, our Vice President - Operations - Central Division, beneficially owns shares (directly and indirectly) and holds exercisable options representing less than 1% of our common stock. The Compensation Committee determined Mr. Belford’s base salary and cash bonus based on his performance relative to both his financial and non-financial goals. Mr. Belford was promoted in the third quarter of 2005 and his base salary was increased to reflect the increase in responsibility. His 2006 base salary was increased approximately 5% from his newly adjusted base salary. As described above Mr. Belford achieved the first tier of his target goal for cash bonus in 2006 and was awarded $50,000, which was 100% of his target bonus. In addition, the Committee determined Mr. Belford should receive moving expenses of approximately $58,000 along with a tax gross up of $38,800 due to his relocation in order to better manage the Central Division after its realignment.

Vice President Administration, Frank Ruffo, Jr.

Mr. Ruffo, a founder of Emeritus and until December 31, 2006, our Vice President of Administration, beneficially owns shares (directly and indirectly) and holds exercisable options representing approximately 1.4% of our common stock. The Compensation Committee determined Mr. Ruffo’s base salary and cash bonus based on his performance relative to both his financial and non-financial goals. Mr. Ruffo’s base salary was increased approximately 6% in 2006 from the previous year. As described above, the first tier target goal for cash bonus was not achieved. The Committee, for the reasons described above, awarded Mr. Ruffo a discretionary bonus of $20,000, which was 60% of his target bonus. Had Mr. Ruffo’s first tier goal been achieved, he would have earned 20% of his base salary in cash bonus. Effective December 31, 2006, Mr. Ruffo resigned as an executive officer and will retire from the Company effective June 30, 2007. In recognition of his years of service to the Company and his contributions, the Company entered into a compensation agreement with Mr. Ruffo, which was ratified by the Committee. This agreement provides that he will receive his base salary for six months and that he and his spouse will continue to participate in the Company’s executive benefits program. After this time period, Mr. Ruffo will receive 60% of his base salary for the next five years, along with 5% additional compensation to cover medical insurance premiums, full vesting of any unvested stock options and other benefits.

Tax and Accounting Implications

Section 162(m) of the Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported in our proxy statement. Performance-based compensation that meets certain requirements, including shareholder approval of the material terms of the performance goals, is not subject to the deduction limit. Our equity incentive plans are structured to qualify stock options as performance-based compensation under Section 162(m). For 2006, the Compensation Committee does not expect that there will be any nondeductible compensation.

As of January 1, 2006, the Company accounted for stock option awards to employees and directors using a modified prospective application, as permitted under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

2007 Compensation

The Compensation Committee’s 2007 objectives for the executive officer compensation plan are to maintain competitive pay practices with base salary and pay-for-performance cash bonus. While the Committee has determined base salary goals, both the performance targets for the cash bonus and whether there will be an equity incentive award, has not yet been determined. The Committee continues to assess the effectiveness, cost and reporting of long-term incentive compensation on an ongoing basis. Due to the Company’s entry into a merger agreement with Summerville Senior Living, INc., executive officer compensation will be reassessed. The Company will retain Watson and Wyatt again to provide similar information to that used in reviewing 2006 compensation strategies. The Committee considers the Company’s performance against objectives when determining salary changes, bonus, or equity incentives. When qualitative factors are involved in the determination of an individual’s performance, the Committee does make a subjective performance assessment.

EXECUTIVE COMPENSATION

2006 Summary Compensation Table

The following table presents information regarding compensation for 2006 for each of our named executive officers (the chief executive officer, chief financial officer, and three other most highly compensated executive officers. Salary includes amounts deferred at the executive's election.

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation		Total
		($)	($)	($)(1)	($)(2)		($)
Daniel R. Baty	2006	$337,500	$50,000	$114,413	$-		501,913
Chairman and Chief
Executive Officer

Raymond R. Brandstrom	2006	$225,000	$34,000	$95,344	$24,550	(3)	378,894
Vice President of Finance,
Chief Financial Officer

Gary S. Becker (4)	2006	$225,000	$34,000	$95,344	$7,730	(5)	362,074
Senior Vice President,
Operations

Christopher M. Belford	2006	$197,500	$50,000	$76,275	$111,903	(6)	435,678
Vice President, Operations
- Central Division

Frank Ruffo, Jr. (7)	2006	$167,500	$20,000	$114,413	$714,688	(8)	1,016,601
Former Vice President,
Administration

(1)
Reflects the compensation cost for financial reporting purposes for 2006 under SFAS 123R. See Note 1, under the heading “Stock-Based Compensation,” in the Notes to the Consolidated Financial Statements set forth in the Company’s annual report on Form 10-K filed on March 16, 2007, for assumptions made in determining these amounts. These amounts reflect the Company’s accounting expense for the awards, and do not correspond to the actual value that may be recognized by the executives.

(2)	Consists of amounts paid for parking fees, health club memberships, life insurance, and Company matching contributions allocated to each officer under the Company's non-qualified retirement plans.
(3)	Consists of Company matching contributions of $18,000 for the nonqualified deferred compensation plan, $6,000 in car allowance, and $500 in life insurance premiums.
(4)	Mr. Becker retired from the Company to be effective as of May 1, 2007.
(5)	Consists of $6,000 in car allowance and $1,100 in life insurance premiums.
(6)
Consists of $58,065 paid for Chris Belford's relocation expenses, $38,808 for the tax gross-up amount on the relocation expenses, Company matching contributions of $8,100 for the nonqualified deferred compensation plan, and $6,250 in car allowance.

(7)	Mr. Ruffo ceased to be an executive officer as of December 31, 2006, and will retire from the Company effective June 30, 2007.
(8)
Consists of an accrual for Frank Ruffo, Jr. of $698,513 for post-retirement benefit due to his termination agreement on December 31, 2006, Company matching contributions of $7,200 for the nonqualified deferred compensation plan, and $6,000 for car allowance.

2006 Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards for each of the Company’s named executive officers for 2006.

		All Other		Grant
		Option		Date
		Awards:	Exercise	Fair
		Number of	or Base	Value
		Securities	Price	of Stock
		Underlying	of Option	and Option
	Grant	Options	Awards	Awards
Name	Date	(#)(1)	($/Sh)(2)	($)(3)
Daniel R. Baty	7/25/06	30,000	$18.60	$305,100

Raymond R. Brandstrom	7/25/06	25,000	$18.60	$254,250

Gary S. Becker	7/25/06	25,000	$18.60	$254,250

Christopher Belford	7/25/06	20,000	$18.60	$203,400

Frank Ruffo, Jr.	7/25/06	15,000	$18.60	$152,550

(1)
Options granted to the named executive officers during 2006 were incentive stock options and nonqualified stock options granted pursuant to the Company’s 2006 Equity Incentive Plan. Each executive received options to purchase shares with a term of seven years and a vesting schedule of one-third vesting immediately and two-thirds vesting over the next two years.

(2)	The exercise price of the options granted equals the market closing price of Emeritus common stock on the day of the grant.
(3)
The fair value of options granted is calculated under SFAS 123R. See Note 1, under the heading “Stock-Based Compensation,” in the Notes to the Consolidated Financial Statements set forth in the Company’s annual report on Form 10-K filed on March 16, 2007, for assumptions made in determining these amounts. These amounts reflect the Company’s accounting expense for the awards, and do not correspond to the actual value that may be recognized by the executives.

Outstanding Equity Awards at 2006 Fiscal Year End

The following table provides information on the holdings of stock options by the named executive officers at December 31, 2006.

	Option Awards
		Number of Securities
		Underlying Unexercised
		Options (#)

Name	Grant			Exercise	Expiration
	Year	Exercisable	Unexercisable	Price	Date
Daniel R. Baty
	02/06/02	16,666		$2.95	2/6/12
	03/12/03	33,333		$3.95	3/12/13
	07/25/06	10,000	20,000	$18.60	7/25/13

Totals		59,999	20,000
Raymond R. Brandstrom
	12/10/01	162,000		$2.11	12/10/11
	02/06/02	40,000		$2.95	2/6/12
	03/12/03	40,000		$3.95	3/12/13
	07/25/06	8,334	16,666	$18.60	7/25/13

Totals		250,334	16,666
Gary S. Becker
	12/10/01	63,500		$2.11	12/10/11
	02/06/02	40,000		$2.95	2/6/12
	03/12/03	40,000		$3.95	3/12/13
	07/25/06	8,334	16,666	$18.60	7/25/13

Totals		151,834	16,666
Christopher Belford
	03/12/03	4,000		$3.95	3/12/13
	05/05/05	50,000		$13.60	5/5/15
	07/25/06	6,667	13,333	$18.60	7/25/13

Totals		60,667	13,333
Frank Ruffo, Jr.
	07/25/06	5,000	10,000	$18.60	7/25/13

Totals		5,000	10,000

(1)
Unexercised options reflect options to the named executive officers during 2006 granted pursuant to the Company’s 2006 Equity Incentive Plan. Each executive received options to purchase shares with a vesting schedule of one-third vesting immediately and two-thirds vesting over the next two years.

2006 Option Exercises

The following table presents information regarding the exercise of stock options by the named executive officers during 2006.

	Option Awards

	Number of
	Shares Acquired	Value Realized
Name	on Exercise	Upon Exercise
	(#)	($)
Daniel R. Baty
	-	$0
Raymond R. Brandstrom
	-	$0
Gary S. Becker
	-	$0
Christopher Belford
	3,500	$69,330
Frank Ruffo, Jr.
	67,000	$1,363,231

The value realized is the difference between the fair market value of the underlying stock at the time of exercise and the exercise price.

2006 Nonqualified Deferred Compensation

The Company maintains a nonqualified deferred compensation plan that allows certain employees, including the named executive officers, to defer receipt of up to 25% their salary into eight investment options, which are similar options to the Company’s 401(k) plan. The named executive officers and other executive officers receive a mandatory employer contribution of up to 25% of their contributions that is immediately vested. In addition, there is a discretionary employer match of up to an additional 75% of contribution. The discretionary match, which is required to be approved by the Compensation Committee, was 50% for 2006. Deferral elections occur once a year and may be either the executives’ base salary or bonus or both. Once the election is chosen that deferral amount is unable to be changed for that year. Any contributions made to the plan, and the earnings on those contributions, will be paid in January of the following year of an executive’s termination of employment for whatever reason. In cases were the balance in the plan is less than $100,000, it is paid as a single sum and amounts greater are paid in five equal annual payments. The only unscheduled, in-service payment of benefits that may be made under the Deferred Compensation Plan are those on account of an unforeseen emergency. For this purpose, an “unforeseen emergency” means a severe financial hardship to a participant resulting from an illness or accident of the participant, the participant’s spouse or a dependent; the loss of the participant’s property due to casualty; or other extraordinary and unforeseeable circumstances arising from events beyond the participant’s control.

The following table presents information on the nonqualified deferred compensation for each of the named executive officers for 2006.

	Executive	Company	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last	in Last	in Last	Distributions	at Last
Name	Fiscal Year	Fiscal Year	Fiscal Year		Fiscal Year End
	($)	($)	($)	($)	($)

Daniel R. Baty	$ -	$ -	$ -	$ -	$ -

Raymond R. Brandstrom	$ 24,000	$ 18,000	$ 24,268	$ -	$ 195,512

Gary S. Becker	$ -	$ -	$ 66,213	$ -	$ 447,301

Christopher M. Belford	$ 10,800	$ 8,100	$ 4,678	$ -	$ 54,700

Frank Ruffo, Jr.	$ 9,600	$ 7,200	$ 6,447	$ -	$ 61,149

Potential Payments Upon Termination or Change in Control

To date, the Compensation Committee has not established a formal plan for separation and change in control arrangements. In cases where the need arises for a separation arrangement, the Compensation Committee relies upon the recommendations of the chief executive officer in matters related to the specific individual. The Committee then reviews and considers his recommendation in its deliberations. Recently, the Committee has entered into agreements, due to the retirement of officers that allowed for those individuals to receive their base salary for a set number of months and there-after to receive 60% of their base salary for another set number of months. In addition, those officers also receive additional compensation to cover medical insurance premiums. The extent to which the Committee will provide for these types of arrangements, or whether the components will remain as described above, continues to be decided on a case-by-case basis.

2006 Equity Incentive Plan. Unless otherwise determined at the time of grant of an award, if a change in control occurs, awards granted under the 2006 Equity Incentive Plan will become fully vested and no longer subject to forfeiture. A change in control is defined in the 2006 Plan as (i) an acquisition of 50% or more of our outstanding common stock or the voting power of then outstanding voting securities, except for certain related party transactions, or (ii) a change in the composition of the Board of Directors during any two-year period such that individuals who, as of the beginning of such two-year period, constituted the Board cease to constitute at least a majority of the Board. In the event of a Company transaction that is a change in control, the awards under the 2006 Plan will become fully vested and no longer subject to forfeiture and the Compensation Committee may determine in its discretion if the award will be cashed out for a payment based on the consideration received by shareholders in the Company transaction. A Company transaction is defined in the 2006 Plan as the consummation of (a) a merger or consolidation of the Company, (b) a statutory share exchange for at least 50% of the Company's outstanding voting securities or (c) a sale or other transfer of all or substantially all of the Company's assets.

If a change in control or a Company transaction had occurred effective as of the last business day of fiscal year 2006 (December 29, 2006), the estimated amount of incremental compensation to be received by each of the named executive officers upon the change in control or Company transaction as a result of the acceleration of their unvested stock options would be as follows

Acceleration
of Unvested
Name	Options
($)

Daniel R. Baty	$125,000

Raymond R. Brandstrom	$104,163

Gary S. Becker	$104,163

Christopher M. Belford	$83,331

Frank Ruffo, Jr.	$62,500

These amounts are based on the difference between the exercise price of the outstanding options and the closing price of Emeritus common stock on December 29, 2006, which was $24.85. The actual amounts to be received can only be determined at the time of a change in control or corporate transaction, if any.

Nonqualified Deferred Compensation Plan. The Nonqualified Deferred Compensation Plan provides for a mandatory Company matching contribution, which is immediately vested, and a discretionary Company contribution, which will become nonforfeitable subject to a three-year vesting schedule or if earlier upon the participant's reaching normal retirement age, the participant's death, or a change in control. A change in control means (i) an acquisition of 50% or more of our outstanding common stock or the voting power of then outstanding voting securities, (ii) shareholder approval of a reorganization, merger or consolidation where shareholders immediately prior to the transaction do not own more than 50% of the combined voting power after the transaction; (iii) a liquidation or dissolution of the Company; or (iv) a sale of all or substantially all of the Company's assets. If any such termination event had occurred effective as of December 29, 2006, the estimated amount of incremental compensation to be received by each of the named executive officers would be zero as all named executives are 100% vested.

COMPENSATION COMMITTEE REPORT

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee

Robert E. Marks (Chairman)
Bruce L. Busby
Charles P. Durkin

DIRECTOR COMPENSATION

Director Compensation

Employee directors do not receive any separate compensation for their service on the Board of Directors. We currently pay our non-employee directors an annual cash retainer of $15,000 and cash fees of $1,500 for each board meeting or committee meeting they attend. We also reimburse them for all reasonable expenses incurred in connection with their attendance. Under the Emeritus Amended and Restated Stock Option Plan for Nonemployee Directors, each non-employee director automatically receives an option to purchase 2,500 shares of our common stock at the time of the director's initial election or appointment to the Board. In addition, each non-employee director automatically receives an option to purchase 7,500 shares of our common stock immediately following each year's annual meeting of shareholders. All options granted under the plan fully vest on the day immediately prior to the annual shareholders' meeting that follows the date of grant, and expire 10 years after the date of grant, with the exception of the option for 2,500 shares granted at the time of a director's initial election or appointment to the Board, which is vested immediately upon grant. The exercise price for these options is the fair market value of our common stock on the grant date.

2006 Director Compensation Table

		Option	Option	All Other
Name	Fees Paid	Shares	Awards	Compensation	Total
	($)		($)(1)	($)

Stanley L. Baty	$22,500	7,500	$43,762	$0	$66,262

Bruce L. Busby	$39,000	7,500	$43,762	$3,584	$86,346

Charles P. Durkin, Jr.	$30,000	7,500	$43,762	$0	$73,762

Robert E. Marks	$37,500	7,500	$43,762	$200	$81,462

David W. Niemiec	$27,000	7,500	$43,762	$1,784	$72,546

T. Michael Young	$34,500	7,500	$43,762	$690	$78,952

(1) Reflects the compensation cost for financial reporting purposes for the year under SFAS 123R for stock options granted to each director in 2006 and prior years. See Note 1, under the heading “Stock-Based Compensation,” in the Notes to the Consolidated Financial Statements set forth in the Company’s annual report on Form 10-K filed on March 16, 2007, for assumptions made in determining these amounts. These amounts reflect the Company’s accounting expense for the awards, and do not correspond to the actual value that may be recognized by the directors. The SFAS 123R fair value of options granted for 2006 was $11.67 per share.

The following Table contains the aggregate number of option awards outstanding at December 31, 2006, for non employee directors:

Option
Name	Shares

Stanley L. Baty	17,500
Bruce L. Busby	25,000
Charles P. Durkin, Jr.	33,000
Robert E. Marks	10,000
David W. Niemiec	33,000
T. Michael Young	25,000

Code of Conduct, Code of Ethics and Reporting of Concerns

We have adopted a Code of Conduct that provides ethical standards and policies applicable to all our officers, employees, and directors in the conduct of their work. The Code of Conduct requires that our officers, employees, and directors avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest.

We have also adopted a Code of Ethics for our chief executive officer, our chief financial officer, our principal accounting officer and controller. This Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Conduct and Code of Ethics is available at our website at http://www.emeritus.com/Investors/default .aspx.

We have also established procedures for the confidential and anonymous submission and receipt of complaints regarding accounting and auditing matters, conflicts of interests, securities violations, and other matters. These procedures provide substantial protections to employees who report company misconduct.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Marks, Busby, and Durkin, all of whom served on the committee during 2006. None of the members of the Compensation Committee was an officer or employee of Emeritus during 2006, and none of such members is a former officer of Emeritus. Mr. Durkin is a Managing Director of Saratoga Management Company LLC, the manager of a group of funds which collectively beneficially own approximately 33.6% of our common stock. We have entered into a number of transactions with the Saratoga entities which are described in Item 13 of Part IV of this Annual Report on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2006, including the 2006 Equity Incentive Plan, the 1995 Stock Incentive Plan, the Amended and Restated Stock Option Plan for Nonemployee Directors, and the Employee Stock Purchase Plan. The material terms of each of these plans and arrangements are described in Note (8) “Shareholders’ Deficit” to “Notes to Consolidated Financial Statements” in form 10-K filed March 16, 2007.

				Number of shares remaining		Total of
	Number of shares to be		Weighted-average	available for future issuance		shares
	issued upon exercise of		exercise price of	under equity compensation		reflected in
	outstanding options,		outstanding options,	plans (excluding shares		columns (a)
	warrants and rights		warrants and rights	reflected in column (a)		and (c)
Plan Category	(a)		(b)	(c)		(d)

Equity compensation plans
approved by shareholders	1,510,189	(1)	9.09	873,257	(2)	2,383,446

Equity compensation plans
not approved by shareholders	-		-	-		-
Total	1,510,189		9.09	873,257		2,383,446

(1) Includes shares subject to stock options under the Amended and Restated 1995 Stock Incentive Plan, which expired with respect to new grants in September 2005, shares subject to outstanding options under the Amended and Restated Stock Option Plan for Nonemployee Directors, and shares subject to stock options under the 2006 Equity Incentive Plan.

(2) Represents 181,757 shares available for purchase under the Employee Stock Purchase Plan and 522,500 shares available for grant under the 2006 Equity Incentive Plan, and 169,000 shares available for grant under the Amended and Restated Stock Option Plan for Nonemployee Directors.

Beneficial Ownership

The following table sets forth as of April 17, 2007, certain information with respect to the beneficial ownership of our common stock and our subordinated convertible debentures (on an as-converted basis) by:

*	each person that we know owns more than 5% of the common stock,
*	each of our directors,
*	each current officer named in Summary Compensation Table above, and
*	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of stock subject to options, convertible debentures currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options or convertible debentures, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names. Unless otherwise indicated, the following officers, directors and shareholders can be reached at the principal offices of Emeritus.

The table includes the beneficial ownership of the subordinated convertible debentures as converted into common stock and shares of stock options currently exercisable or exercisable within 60 days.

	Shares of Emeritus
	Common Stock
	Amount and Nature
	of Beneficial
Name and Address	Ownership	Percent of Class (1)

Daniel R. Baty(2)	5,989,441	31.5%
c/o Emeritus Corporation
3131 Elliott Avenue, Suite 500
Seattle, WA 98121

Raymond R. Brandstrom (3)	592,409	3.1%

Stan Baty (4)	876,177	4.6%

Gary S. Becker (5)	152,918	*

Christopher Belford (6)	61,120	*

Bruce L. Busby (7)	17,500	*

Charles P. Durkin, Jr. (8)	6,448,114	33.6%

Robert E. Marks (9)	2,500	*

David W. Niemiec (10)	62,974	*

Frank Ruffo (11)	261,404	1.4%

T. Michael Young (12)	17,500	*

B.F., Limited Partnership (13)	4,117,351	21.7%
3131 Elliott Avenue, Suite 500
Seattle, WA 98121

FMR Corp. (14)	1,487,911	7.8%
82 Devonshire Street,
Boston, MA 02109

Saratoga Partners IV, L.P. (15)	6,422,614	33.5%
535 Madison Avenue
New York, NY 10022

All directors and executive officers as a group	13,836,752	69.1%
(14 persons)(2)(15)(16)

* Less than 1%.

(1)	Based on 18,965,582 outstanding shares as of April 17, 2007.

(2)
Includes 1,812,091 shares held directly and 4,117,351 shares held indirectly. Indirect shares consist of 3,399,625 shares held by B.F., Limited Partnership, of which Columbia-Pacific Group, Inc., a company wholly-owned by Mr. Baty, is the general partner and of which Mr. Baty is a limited partner, 311,363 shares held by Catalina General, L.P., of which B.F. is the general partner and has a 25% interest, and 406,363 shares of common stock held by Columbia Select, L.P., of which B.F. is the general partner and has a 40% interest. Also includes options exercisable within 60 days for the purchase of 59,999 shares.

(3)	Includes options exercisable within 60 days for the purchase of 230,334 shares.

(4)
Represents 9,500 shares owned directly, and 856,677 shares held directly or indirectly by B.F., Limited Partnership, of which Mr. Baty owns a 23.535% interest (including as trustee of a trust for the benefit of the children of a sibling of Mr. Baty). In addition, this figure includes options exercisable within 60 days by Mr. Baty for the purchase of 10,000 shares.

(5)	Includes options exercisable within 60 days for the purchase of 151,834 shares.

(6)	Includes options exercisable within 60 days for the purchase of 60,667 shares.

(7)	Includes options exercisable within 60 days for the purchase of 17,500 shares.

(8)
Includes (i) 6,195,343 shares of outstanding common stock held by or voted by Saratoga Partners and its affiliates, of which Mr. Durkin is a principal, (ii) 227,271 shares of common stock issuable on conversion of $5.0 million principal amount of convertible subordinated debentures held by Saratoga Partners and its affiliates, and (iii) options exercisable by Mr. Durkin within 60 days for the purchase of 25,500 shares. Mr. Durkin may be deemed to have sole dispositive power over 82,792 shares of outstanding common stock and 3,078 shares of the common stock issuable on conversion of the convertible subordinated debentures. See footnote (10) regarding shares beneficially owned by Mr. Niemiec that are included in these figures.

(9)	Includes options exercisable within 60 days for the purchase of 2,500 shares.

(10)
Includes (i) 36,131 shares of outstanding common stock and 1,343 shares of common stock issuable on conversion of $29,556 principal amount of convertible subordinated debentures, all of which are held by Saratoga Management Company LLC as agent and attorney-in-fact for Mr. Niemiec and (ii) options exercisable by Mr. Niemiec within 60 days for the purchase of 25,500 shares. Mr. Niemiec may be deemed to have no dispositive or voting power over the common stock or debentures for which Saratoga Management Company acts as agent and attorney-in-fact. See footnote (8) hereof.

(11)	Includes 256,404 shares held directly and options exercisable within 60 days for the purchase of 5,000 shares.

(12)	Includes options exercisable within 60 days for the purchase of 17,500 shares.

(13)
Consists of 3,339,625 shares held of record by B.F., Limited Partnership, 406,363 shares held of record by Columbia Select, L.P., and 311,363 shares held of record by Catalina General, L.P. B.F., Limited Partnership is the general partner of both such limited partnerships.

(14)
Based on a Schedule 13G filed by FMR Corp. on February 14, 2007, indicating beneficial ownership as of December 31, 2006, consists of 1,487,911 shares beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp.

(15)
Includes 6,195,343 shares currently held or voted by Saratoga Partners and its affiliates and 227,271 shares into which debentures held by Saratoga Partners and its affiliates are convertible. Mr. Durkin, an Emeritus director, is a principal of Saratoga Partners and its affiliates. Until November 2001, Mr. Niemiec, another Emeritus director, was also a principal of Saratoga Partners and its affiliates.

(16)	Includes options exercisable within 60 days for the purchase of 843,168 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Community Agreements with Baty-Related Entities

Mr. Baty personally guarantees our obligations under a master lease pursuant to which we lease 20 communities from a REIT. As compensation for facilitating this lease in 2004 and for the guarantee, Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the 20 communities and will be responsible for 50% of any negative cash flow, as defined in a cash flow sharing agreement. We have the right to purchase Mr. Baty’s 50% interest in the cash flow of the 20 communities for 50% of the lesser of six times cash flow or the fair market value of that cash flow. For purposes of this transaction, cash flow is defined as actual cash flow after management fees of 5% of revenues payable to us, actual capital expenditures, and certain other agreed adjustments. Under this agreement, Mr. Baty received $632,000 for 2005 and paid us $317,000 in 2006, as a result of capital expenditures.

The lease guaranteed by Mr. Baty has a term of 15 years, with one 15-year renewal option. The annualized cash lease payment for the communities is approximately $16.1 million per year, with inflators to the extent the change in the consumer price index exceeds 0%, not to exceed 40 basis points during years two through four and 30 basis points thereafter, as calculated with respect to the REIT's investment basis in the properties. The lease is a net lease and is cross-defaulted and cross-collateralized with all of our other leases and loans relating to other communities owned by the REIT. All of lease contains certain financial and other covenants. We have the right of first refusal to purchase these leased communities.

At January 1, 2006, we managed eleven assisted living communities, seven of which were owned by five entities that Mr. Baty controlled and in which he and/or the Baty family partnership held varying direct and indirect financial interests ranging from 22.2% to 50.0%, and four of which were wholly owned by Mr. Baty. The management agreements generally provided for fees ranging from 4% to 6% of revenues, were for indefinite terms, unless terminated for cause, and granted us a right of first refusal on sale of the property. In January 2006, one community was discontinued and one new community was opened and in April 2006, one community was sold. In July 2006, we purchased a 101-unit community in which Mr. Baty had a 50% interest for a total purchase price of $11.0 million. In January 2007, one of the communities owned by Mr. Baty was sold. As a result of these activities, at January 1, 2007, we managed seven communities, four of which were owned by four entities that Mr. Baty controlled and in which he and/or the Baty family partnership held varying direct and indirect financial interests ranging from 25.4% to 77.7%, and three of which were wholly owned by Mr. Baty. During 2006, we received $1.1 million in management fees from all communities in this group, including those that have been discontinued.

On March 15, 2007, we purchased 12 communities consisting of 786 units located in five states for a price of $99.0 million, plus transaction costs. We had leased four of these communities from Healthcare Realty Trust since May 2002 and eight since May 2003. Capmark Finance, Inc. provided mortgage financing of $101.6 million, which was used to pay the purchase price and related debt and transaction and financing costs. At the time of the transaction, we had a $10.8 million loan outstanding with HRT that was secured by mortgages on the leases on the 12 communities acquired. As part of this transaction, this loan was acquired by Columbia Pacific Opportunity Fund, LP, an entity in which Mr. Baty has a financial interest. The payment terms were unchanged from the original note. The loan accrues interest at 10% per annum, is payable in monthly installments of interest only, and is due in full in June 2008. We provided a cash security deposit of $1.0 million at the time of the original loan transaction in June 2005, which continues under the current arrangement. The loan is unsecured.

We have a continuing agreement with Mr. Baty which governs the operating, accounting, and payment procedures relating to the foregoing entities in which Mr. Baty had a financial interest, including prompt repayment of any balances that are temporarily outstanding as a result of normal operations and interest on average outstanding balances at London Interbank Offering Rate (LIBOR) plus 3%. As of December 31, 2006, there were no material outstanding balances (net of funds held by us for application to outstanding balances).

Fretus Lease and Other Transactions

During 2006, we leased 24 assisted living communities in six states containing approximately 1,650 units from Fretus Investors LLC., a private investment joint venture between Fremont Realty Capital, which holds a 65% stake, and an entity controlled by Mr. Baty, which holds a 35% minority stake. Through other entities, Mr. Baty held an indirect 44.3% financial interest in the minority entity and, therefore, a 15.5% indirect financial interest in Fretus itself. Mr. Baty guaranteed a portion of the debt and controlled the entity that served as the administrative member of Fretus.

The Fretus lease provided for an initial 10-year period with two 5-year extensions and included an opportunity for us to acquire the communities during the third, fourth, or fifth year and the right under certain circumstances for the lease to be cancelled as to one or more properties upon the payment of a termination fee. The lease was a net lease. Originally, the base rent was equal to (i) the debt service on the outstanding senior mortgage granted by Fretus, and (ii) an amount necessary to provide a 12% annual return on equity to Fretus. The initial senior mortgage debt was for $45.0 million and interest accrued at LIBOR plus 3.5%, subject to a floor of 6.25%. The Fretus initial equity was approximately $24.8 million but increased to $25.0 million at December 31, 2004, as a result of additional capital contributions for specified purposes. Based on the initial senior mortgage terms and Fretus equity, the rent was approximately $500,000 per month. In addition to the base rent, the lease also provided for percentage rent equal to a percentage (ranging from 7% to 8.5%) of gross revenues in excess of a specified threshold commencing with the thirteenth month of the lease. Total rent expense in 2004 was approximately $5.9 million.

In October 2005, Fretus refinanced the senior mortgage debt, increasing the debt to $90.0 million (which returned the Fretus investors’ original equity and provided $20.0 million of additional cash), with interest accrued at LIBOR plus 2.65%, subject to a LIBOR cap of 5.3%, and a maturity in October 2008. In connection with this refinancing, which required our consent, our rent payment was adjusted by one half of the amount by which the interest cost of the original mortgage debt differed from the interest cost of the refinanced debt. Based on LIBOR rates at the time, this reduced our rental by approximately $392,000 per year, but was subject to change based on our increase in interest rates. In connection with the amendment, our maximum annual rental for the remaining term of the lease was limited to $7.2 million, excluding percentage rent. During 2005, our total rent expense under this lease was approximately $6.5 million and in 2006 was approximately $7.7 million including percentage rent.

On February 22, 2007, we purchased the 24 Fretus communities for a price of $145.1 million, including transaction costs. Capmark Finance, Inc. provided fixed rate mortgage financing of $132.0 million and variable rate mortgage financing of $8.0 million. The fixed rate component has a term of five years and bears interest at 6.55% per annum (with a 1% exit fee payable if the debt is paid off or refinanced by anyone except Capmark), with monthly interest-only payments for two years and thereafter, monthly payments of principal and interest based on a 25-year amortization, and the remaining balance due in full in February 2012. The variable rate component has a term of three years and interest at 30-day LIBOR plus 1.8%, which was 7.12% at closing, and the same exit fee and payment schedule as for the fixed component. In conjunction with this transaction, Baty-related entities provided $18.0 million in short-term financing to us, of which approximately $5.1 million was used to fund the balance of the purchase price and the remainder is available for general business purposes. The unsecured short-term debt is due in 24 months and bears interest at 9.0% per annum, which is payable monthly.

Series B Preferred Stock

Under a Shareholders' Agreement between Saratoga Partners IV. L.P. and its related investors (“Saratoga”) and Mr. Baty dated December 1999, Saratoga is entitled to board representation at a percentage of the entire Board of Directors, rounded up to the nearest whole director, that is represented by the voting power of equity securities attributable to the stock owned by Saratoga. The Shareholders' Agreement also provides for a minimum of two Saratoga directors. Under this agreement, Saratoga is currently entitled to designate three of eight members of the Board, but thus far has chosen to select only two. Messrs Durkin and Niemiec currently serve as directors of our company pursuant to this agreement. Saratoga's right to designate directors terminates if Saratoga has sold more than 50% of its initial investment and its remaining shares represent less than 5% of the outstanding shares of common stock on a fully diluted basis or it is unable to exercise independent control over its shares.

The Shareholders' Agreement provides that neither Saratoga nor Mr. Baty is permitted to purchase voting securities in excess of a defined limit. That limit for Saratoga is 110%, and for Mr. Baty is 100%, of the number of shares of common stock beneficially owned by Saratoga and its related investors at the completion of the original financing (including securities originally issued and those issued as dividends with respect thereto). These restrictions will terminate 18 months after the date on which Saratoga and its related investors cease to hold securities representing 5% of the outstanding shares of Common stock on a fully diluted basis. The Shareholders' Agreement also provides that if Mr. Baty contemplates selling 30% or more of the common stock he owns, Saratoga and its related investors would have the right to participate in the sale on a proportional basis.

In August 2000, we issued to Saratoga seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share, which was subsequently adjusted to $4.20 per share due to dilutive stock option transactions, as provided in the warrant agreement. In March 2006, we issued 829,597 shares of common stock pursuant to the exercise of the warrants. The shares were purchased by the holders of the warrants pursuant to a "net exercise" provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. The shares used to pay the exercise price were valued at $24.65 per share based on then current market prices, as determined under the terms of the warrants. We received no cash proceeds from this transaction.

Convertible Debentures

In February 2007, we offered to the holders of our 6.25% Convertible Subordinated Debentures due 2008 to pay each holder who elects to convert its debentures by March 8, 2007, an amount in cash equal to the amount of interest the holder would receive if the debentures were held to the maturity date of July 1, 2008. The incentive payment was made April 16, 2007. This amount would otherwise have been paid in three equal installments on July 1, 2007, January 1, 2008, and July 1, 2008. The debentures were convertible into common stock at $22.00 per share. Of the $26,575,000 principal amount of debentures outstanding, holders of $16,120,000 principal amount converted their debentures into 732,725 shares of common stock. Of those converted, $15,790,000 principal amount of debentures was owned by entities controlled by Mr. Baty. These entities have been issued 717,726 shares of common stock in the conversions and received approximately $1.5 million in cash.

In 2006, we paid an aggregate amount of approximately $987,000 to the Baty entities as interest on the convertible debentures they held and an aggregate amount of approximately $313,000 to the Saratoga entities as interest on the convertible debentures they held. The Saratoga entities continue to hold convertible debentures in the aggregate principal amount of $5.0 million.

Painted Post Partners

During 1995, Messrs. Baty and Brandstrom formed Painted Post Partners, a New York general partnership, to facilitate the operation of assisted living communities in the state of New York, a state that generally requires that natural persons be designated as the licensed operators of assisted living communities. We have entered into administrative services agreements with the partnership for the term of the underlying leases. The administrative services agreements provide for fees that would equal or exceed the profit of a community operated efficiently at full occupancy and, unless reset by agreement of the parties, will increase automatically on an annual basis in accordance with changes in the Consumer Price Index. In addition, we have agreed to indemnify the partners against losses and, in exchange, the partners have agreed to assign any profits to us. As part of their general noncompetition agreements with us, each of Messrs. Baty and Brandstrom has agreed that, in the event either ceases to be a senior executive of Emeritus, they will transfer his interest in the partnership for a nominal charge to his successor at Emeritus or other person designated by us.

Noncompetition Agreements

We have entered into noncompetition agreements with Messrs. Baty and Brandstrom. These agreements provide that they will not compete with us, directly or indirectly, in the ownership, operation, or management of assisted living communities anywhere in the United States and Canada during the terms of their employment and for a period of two years following the termination of their employment. The agreements also provide, however, that they may hold (1) up to a 10% limited partnership interest in a partnership engaged in such business, (2) less than 5% of the outstanding equity securities of a public company engaged in such business, or (3) interests in the New York partnership described above. These agreements do not limit Mr. Baty's current role with Holiday Retirement Corporation. Mr. Baty has agreed, however, that if Holiday operates or manages assisted living communities, other than as a limited component of independent living communities consistent with its current operations, he will not personally be active in the management, operation, or financing of such facilities, nor will he hold any separate ownership or other interest therein.

During 2005, Mr. Baty requested waivers under the noncompetition agreement for the development of two assisted living communities for Alzheimer’s patients that we had declined to participate in. After review by a special committee of independent directors, we entered into a management agreement with respect to one such community including the following provisions: (i) we manage the community for a perpetual term, unless terminated for cause or the community is sold, with fees equal to the greater of $5,000 per month or 6% of revenues, (ii) we have an option to purchase the community during the fourth through the tenth year at the greater of fair market value or a price that yields a 15% internal rate of return on the owner’s equity, and (iii) through the tenth year, we would have a right of first refusal in the event of the sale of the community. We havenegotiated similar option and right of first refusal arrangements (which do not include management agreements) with respect to three other communities.

Summerville Agreements

On March 29, 2007, we entered into an Agreement and Plan of Merger with Boston Project Acquisition Corp., our wholly-owned subsidiary, Summerville Senior Living, Inc., AP Summerville, LLC, AP Summerville II, LLC, Daniel R. Baty, and Saratoga Partners IV, L.P. Pursuant to the merger agreement, we will acquire Summerville, a privately-held operator of assisted living independent living, assisted living, and Alzheimer’s and dementia related services to seniors, for a total of 8,500,000 shares of our common stock. Baty and Saratoga and several of their affiliates have entered into additional agreements in connection with the merger agreement

Baty and Saratoga have agreed in the merger agreement to vote shares of common stock which they beneficially own in favor of the adoption and approval of the issuance of our shares of common stock in the transaction. In addition, these shareholders have agreed not to transfer or dispose of their shares between the date of the merger agreement and the consummation of the transactions contemplated by the merger agreement.

In connection with the merger agreement, we, the Apollo Funds and certain of their affiliates (the "Apollo Shareholders"), Saratoga and certain of its affiliates (the "Saratoga Shareholders"), and Baty and certain of his affiliates (the "Baty Shareholders"), entered into an Amended and Restated Shareholders’ Agreement dated March 29, 2007. The amended shareholders’ agreement, which will become effective upon the consummation of the merger transaction, amends and restates the shareholders’ agreement dated December 30, 1999, between us, Baty, B.F., Limited Partnership, and Saratoga, described above. Under the amended shareholders’ agreement, the Apollo Shareholders, the Saratoga Shareholders and the Baty Shareholders have agreed to vote their shares to elect one representative designated by the Apollo Shareholders, one representative designated by the Saratoga Shareholders and one representative designated by the Baty Shareholders so long as each shareholder group beneficially owns at least 5% of our outstanding shares or one-half of the amount of shares beneficially owned by the shareholder group immediately following the closing of the merger transaction. In addition, each of the shareholders who are parties to the amended shareholders agreement have agreed that, in the event the shareholder proposes to transfer (other than certain permitted transfers, including sales pursuant to a registration statement under the Securities Act of 1933, sales pursuant to Rule 144 under the Securities Act, transfers to the limited partners or owners of certain shareholders that are entities, and transfers pursuant to gifts and bequests or to certain family members) more than thirty percent of the shares beneficially owned by the shareholder in a transaction or series of related transactions, then the other shareholders shall have the right to participate in such transfer on a pro rata basis. The amended shareholders’ agreement will terminate with respect to any shareholder who is a party to the agreement at such time as the shareholder owns less than a certain level of ownership. The amended shareholders’ agreement may also be terminated with the unanimous written consent of the shareholders who are party to the agreement.

In addition to the amended shareholders’ agreement, the Apollo Shareholders, the Saratoga Shareholders, the Baty Shareholders and Granger Cobb, who will be President and co-CEO of the combined companies, have entered into a Registration Rights Agreement dated March 29, 2007, which will become effective upon the consummation of the merger. Under the registration rights agreement, we have agreed to file by January 1, 2008, and to have declared effective by April 1, 2008, a shelf registration statement under the Securities Act covering shares owned by certain Apollo Shareholders and up to 1.8 million shares owned by the Saratoga Shareholders (subject to reduction for sales by the Saratoga Shareholders prior to the effective date of the shelf registration statement). We are obligated to keep this initial shelf registration statement effective until April 1, 2010, until all of the shares subject to this shelf registration statement have been sold, or until all of the shares subject to this shelf registration statement may be sold without restriction under Rule 144 under the Securities Act. In addition, each of the Apollo Shareholders, the Saratoga Shareholders and the Baty Shareholders have the right to request that we file up to two additional registration statements, one of which may be a shelf registration statement. We have also granted the shareholders who are parties to the registration rights agreement certain customary incidental, or "piggyback", registration rights to participate in registrations initiated by us for its own account or other security holders. We and the shareholders who are parties to the registration rights agreement have agreed to certain other related obligations that are customary for agreements of this nature.

Review and Approval of Transactions with Related Parties

Our Code of Conduct provides that prior to any transaction between us and an officer or a director, such proposed transaction must be fully disclosed in writing to our Board of Directors, or a committee of independent directors designated by the Board, and must be approved by the Board or such committee. In early 2001, the Board began the practice of using a special committee of independent directors, which we refer to as the Special Committee, to consider any transaction between a director and us and to make recommendations to the Board. Since that time, the Board has maintained the Special Committee to review and make recommendations with respect to such transactions as needed. The Special Committee currently consists of David W. Niemiec (Chairman), T. Michael Young, and Robert E. Marks. In circumstances in which the transaction involves Saratoga entities, in which Mr. Niemiec would not be independent, the matter is referred to the Audit Committee for disposition in lieu of the Special Committee. These committees are authorized to retain outside advisors and consultants to assist them in evaluating the subject transactions and, on several occasions involving major real estate transactions, they have retained real estate appraisers to assist them and on one occasion involving transactions, a valuation firm was retained to assist the committee.

In general, the Board, Special Committee, or Audit Committee, as the case may be, determines whether the subject transaction is fair to us and our shareholders and, where appropriate, whether the transaction is consistent with similar transactions between independent parties. Other than the Code of Conduct, we have not established written policies and procedures applicable to related party transactions but have relied on these historical practices and standards.

With one exception, the related party transactions described above that were entered into since January 1, 2006, were reviewed by the Special Committee or Audit Committee in accordance with the above practices. The exceptions were the Amended and Restated Shareholders’ Agreement and the Registration Rights Agreements entered into in connection with our pending merger with Summerville, which involved the Saratoga Shareholders and Baty Shareholders, as well as the Apollo Shareholders, and will become effective only on effectiveness of the Summerville merger. These agreements were not separately submitted to either the Special Committee or the Audit Committee but were considered by the independent directors as part of and incidental to the larger merger transaction, and were approved by the full Board.

Director Independence

The standards relied upon by our Board of Directors in determining whether a director is “independent” consist of those of the American Stock Exchange (AMEX) listing standards and, in the case of directors who serve on our Audit Committee, Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, and the related AMEX rules. In order to be defined as “independent” on the board of directors you must not be an employee of the company or the company’s CEO, are not an immediate family member of an executive officer, and do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of director

As required by the AMEX listing standards, a majority of the members of Emeritus's board of directors qualify as “independent. These directors are Bruce L. Busby, Charles P. Durkin, Robert E. Marks, David W. Niemiec, and T. Michael Young.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services rendered by KPMG for the audit of the Company’s annual financial statements for 2006 and 2005, and fees billed for other services rendered by KPMG.

	2006	2005
Audit fees (1)	$1,000,000	$1,189,000

Audit-related fees (2)	41,250	67,745

Tax fees (3)	35,000	24,750

All other fees	-	-

Total	$1,076,250	$1,281,495

(1)	KPMG's aggregate fees billed for the audit of the Company's annual consolidated financial statements, and three quarterly reviews on Form 10-Q,.

(2)
KPMG's aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported as "Audit Fees", including fees for assurance services related to accounting consultations and audits of employee benefit plans.

(3)	KPMG's aggregate fees billed for professional services rendered for tax compliance.

The Audit Committee has considered whether KPMG's provision of non-audit services is compatible with maintaining the independence of KPMG. The Audit Committee's policy requires that all services KPMG may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the Chairman of the Audit Committee can approve the services. The Chairman approval of such services will be reported to the Audit Committee at its next scheduled meeting. In 2006, 100% of the Audit-related fees and Tax fees listed above were pre-approved by the Audit Committee or the Chairman of the Audit Committee in accordance with the above policy.

[The rest of this page is intentionally left blank]

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of the report:

(3)	EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K/A:

			Footnote
Number	Description		Number
3.1	Restated Articles of Incorporation of registrant.		(2)
3.2	Amended and Restated Bylaws of the registrant.		(1)
4.1	Forms of 6.25% Convertible Subordinated Debenture due 2008(see Exhibit 4.2)		(38)
4.2	Indenture dated November 23, 2005 between the registrant and U.S. Bank ("Trustee")		(38)
10.1	Amended and Restated 1995 Stock Incentive Plan (Exhibit 99.1).		(12)
10.2	Stock Option Plan for Nonemployee Directors (Exhibit 10.2).		(2)
10.3	Form of Indemnification Agreement for officers and directors of the registrant (Exhibit 10.3).		(1)
10.4	Noncompetition Agreements entered into between the registrant and each of the following individuals:
	10.4.1	Daniel R. Baty,	(2)
	10.4.2	Raymond R. Brandstrom	(2)
10.8	Nonqualified Deferred Compensation Plan		(44)
10.9	Rosewood Court in Fullerton, California, the Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
	Washington, Seabrook in Everett, Washington, Laurel Lake Estates in Voorhees, New Jersey, Green Meadows--
	Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York, Heritage Health Center in
	Hendersonville, North Carolina. The following agreements are representative of those executed in connection with
	these properties:
	10.9.1	Lease Agreement dated March 29, 1996, between the registrant ("Lessee") and Health Care Property Investors,
		Inc. ("Lessor") (Exhibit 10.10.1).	(3)
	10.9.2	First Amendment Lease Agreement dated April 25, 1996, by and between the registrant ("Lessee") and Health
		Care Property Investors, Inc. ("Lessor") (Exhibit 10.10.2).	(3)
	10.9.3	Amended and Restated Master Lease Agreement dated September 18, 2002, between Health Care Property
		Investors, Inc., HCPI Trust, Texas HCP Holding, L.P. ("Lessor") and Emeritus Corporation, ESC III, L.P.
		("Lessee").	(20)
	10.9.4	Promissory Note between Emeritus Corporation ("Maker") Health Care Property Investors, Inc. ("Lender"), dated
		September 18, 2002.	(20)
10.13	The Palisades in El Paso, Texas, Amber Oaks in San Antonio, Texas and Redwood Springs in San Marcos, Texas. The
	following agreements are representative of those executed in connection with these properties.
	10.13.1	Lease Agreement dated April 1, 1997, between ESC III, L.P. D/B/A Texas-ESC III, L.P. ("Lessee") and Texas
		HCP Holding , L.P. ("Lessor") (Exhibit 10.4.1).	(6)
	10.13.2	First Amendment to Lease Agreement dated April 1, 1997, between Lessee and Texas HCP Holding , L.P. Lessor
		(Exhibit 10.4.2).	(6)
	10.13.3	Guaranty dated April 1, 1997, by the registrant ("Guarantor") in favor of Texas HCP Holding , L.P. (Exhibit 10.4.3).	(6)
	10.13.4	Assignment Agreement dated April 1, 1997, between the registrant ("Assignor") and Texas HCP Holding , L.P.
		("Assignee") (Exhibit 10.4.4).	(6)
10.16	Carolina Communities
	10.16.1	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Countryside
		Facility (Exhibit 10.23.1).	(2)
	10.16.3	Promissory Note dated as of January 26, 1996, in the amount of $3,991,190 from Heritage Hills Retirement, Inc.
		("Borrower") to Health Care Property Investors, Inc. ("Lender") (Exhibit 10.23.4).	(2)
	10.16.4	Loan Agreement dated January 26, 1996, between the Borrower and the Lender (Exhibit 10.23.5).	(2)
	10.16.5	Guaranty dated January 26, 1996, by the registrant in favor of the Borrower (Exhibit 10.23.6).	(2)
	10.16.6	Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing dated as of January 26, 1996, by
		and among Heritage Hills Retirement, Inc. ("Grantor"), Chicago Title Insurance Company ("Trustee") and Health
		Care Property Investor, Inc. ("Beneficiary") (Exhibit 10.23.7).	(2)
	10.16.7	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Heritage Lodge Facility (Exhibit 10.23.8).	(2)

			Footnote
Number	Description		Number
	10.16.8	Lease Agreement dated as of January 26, 1996, between the registrant and Health Care Property Investor, Inc.
		with respect to Pine Park Facility (Exhibit 10.23.9).	(2)
	10.16.9	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Skylyn Facility
		(Exhibit 10.23.10).	(2)
	10.16.10	Lease Agreement dated January 26, 1996, between the registrant and HCPI Trust with respect to Summit Place
		Facility (Exhibit 10.23.11).	(2)
	10.16.11	Amendment to Deed of Trust dated April 25, 1996, between Heritage Hills Retirement, Inc. ("Grantor"), and
		Health Care Property Investors, Inc. ("Beneficiary") (Exhibit 10.21.12).	(5)
10.2	Rosewood Court in Fullerton, California, The Arbor at Olive Grove in Phoenix, Arizona, Renton Villa in Renton,
	Washington, Seabrook in Everett, Washington and Laurel Lake Estates in Voorhees, New Jersey, Green Meadows--
	Allentown in Allentown, Pennsylvania, Green Meadows--Dover in Dover, Delaware, Green Meadows--Latrobe in
	Latrobe, Pennsylvania, Green Meadows--Painted Post in Painted Post, New York. The following agreements are
	representative of those executed in connection with these properties:
	10.20.1	Second Amended Lease Agreement dated as of December 30, 1996, by and between the registrant and Health
		Care Property Investors, Inc. (Exhibit 10.37.1).	(5)
10.21	Cooper George Partners Limited Partnership
	10.21.2	Partnership Interest Purchase Agreement dated June 4, 1998, between Emeritus Real Estate L.L.C. IV ("Seller")
		and Columbia Pacific Master Fund 98 General Partnership ("Buyer") (Exhibit 10.3.2).	(13)
	10.21.4	Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited Partnership dated
		June 29, 1998, between Columbia Pacific Master Fund '98 General Partnership, Emeritus Real Estate IV, L.L.C.
		and Bella Torre De Pisa Limited Partnership (Exhibit 10.3.4).	(13)
10.24	Office Lease Agreement dated April 29, 1996, between Martin Selig ("Lessor") and the registrant ("Lessee")		(3)
10.25	Colonie Manor in Latham, New York, Bassett Manor in Williamsville, New York, West Side Manor in Liverpool,
	New York, Bellevue Manor in Syracuse, New York, Perinton Park Manor in Fairport, New York, Bassett Park
	Manor in Williamsville, New York, Woodland Manor in Vestal, New York, East Side Manor in Fayetteville, New
	York and West Side Manor in Rochester, New York. The following agreement is representative of those executed in
	connection with these properties:
	10.25.1	Lease Agreement dated September 1, 1996, between Philip Wegman ("Landlord") and Painted Post Partners
		("Tenant") (Exhibit 10.4.1).	(4)
	10.25.2	Agreement to Provide Administrative Services to an Adult Home dated September 2, 1996, between the registrant
		and Painted Post Partners ("Operator") (Exhibit 10.4.2).	(4)
	10.25.3	First Amendment to Agreement to Provide Administrative Services to an Adult Home dated January 1, 1997,
		between Painted Post Partners and the registrant (Exhibit 10.1).	(9)
10.27	Vickery Towers in Dallas, Texas
	10.27.3	Agreement to Provide Management Services To An Independent and Assisted Living Facility dated June 30,
		1998, between ESC II, LP ("Owner") and ESC III, LP ("Manager") (Exhibit 10.4.3).	(13)
10.29	Development Properties in Auburn, Massachusetts, Louisville, Kentucky and Rocky Hill, Connecticut. The following
	agreements are representative of those executed in connection with these properties:
	10.29.10	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Auburn, Massachusetts, Facility dated August 28, 2003.	(24)
	10.29.11	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Louisville, Kentucky, Facility dated August 28, 2003.	(24)
	10.29.12	Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture
		Filing between the registrant ("Mortgagor"), in favor of Health Care REIT, Inc.. ("Mortgagee") with respect to the
		Rocky Hill, Connecticut, Facility dated August 28, 2003.	(24)
	10.29.13	Second Amendment to Lease Agreement between HCRI Eddy Pond Properties Trust ("Landlord") and the
		Registrant ("Tenant") with respect to the Auburn, Massachusetts, Facility dated June 30, 2003.	(24)
	10.29.14	Second Amendment to Lease Agreement between HCRI Stone Creek Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Louisville, Kentucky, Facility dated June 30, 2003.	(24)
	10.29.15	Second Amendment to Lease Agreement between HCRI Cold Spring Properties, LLC ("Landlord") and the
		Registrant ("Tenant") with respect to the Rocky Hill, Connecticut, Facility dated June 30, 2003.	(24)
	10.29.16	Promissory Note in the amount of $3,100,000 dated August 28, 2003, between the registrant ("Borrower") and
		Health Care REIT, Inc.. ("Lender") secured by the mortgage on the Ridgeland, Mississippi property.	(24)
10.31	Senior Management Employment Agreements and Amendments entered into between the registrant and each of the
	following individuals:
	10.31.1	Frank A. Ruffo (Exhibit 10.6.2) and Raymond R. Brandstrom (Exhibit 10.6.5).	(8)

			Footnote
Number	Description		Number
	10.31.2	Raymond R. Brandstrom (Exhibit 10.11.1) and Frank A. Ruffo (Exhibit 10.11.3)	(8)
10.33	Painted Post Partnership
	10.33.1 Painted Post Partners Partnership Agreement dated October 1, 1995 (Exhibit 10.24.7).		(1)
	10.33.2	First Amendment to Painted Post Partners Partnership Agreement dated October 22, 1996, between Daniel R.
		Baty and Raymond R. Brandstrom (Exhibit 10.20.20).	(5)
	10.33.3	Indemnity Agreement dated November 3, 1996, between the registrant and Painted Post Partners (Exhibit 10.3).	(9)
	10.33.4	First Amendment to Indemnity Agreement dated January 1, 1997, between the registrant and Painted Post
		Partners (Exhibit 10.4).	(9)
	10.33.5	Undertaking and Indemnity Agreement dated October 23, 1995, between the registrant, P. Jules Patt and Pamela J.
		Patt and Painted Post Partnership (Exhibit 10.5).	(9)
	10.33.6	First Amendment to Undertaking and Indemnity Agreement dated January 1, 1997, between Painted post Partners
		and the registrant (Exhibit 10.6).	(9)
	10.33.7	First Amendment to Non-Competition Agreement between the registrant and Daniel R. Baty (Exhibit 10.1.1) and
		Raymond R. Brandstrom (Exhibit 10.1.2).	(10)
10.34	Ridgeland Court in Ridgeland, Mississippi
	10.34.7	Lease Agreement between HCRI Ridgeland Pointe Properties, LLC ("Landlord") and Ridgeland Assisted Living,
		LLC ("Tenant") dated September 29, 2003.	(24)
10.36	Amendment to Office Lease Agreement dated September 6, 1996, between Martin Selig ("Lessor") and the registrant.		(11)
10.45	1998 Employee Stock Purchase Plan (Exhibit 99.2).		(12)
10.53	Emeritrust II communities
	10.53.14	Amended and Restated Loan Agreement between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(23)
	10.53.15	Amended and Restated Note for $25.8 million between Health Care REIT, Inc. ("Lender") and the registrant
		("Borrower") dated September 30, 2003.	(23)
	10.53.16	Amended and Restated Leasehold Mortgage/Deed of Trust, Security Agreement, Assignment of Leases and
		Rents, Financing Statement and Fixture Filing by the registrant ("Trustor") and Commonwealth Land Title
		Insurance Company, Mid South Title Co., Lawyers Title of Arizona, Inc., Transnation Title & Escrow, Inc.,
		Carson Mills, AmeriTitle, William Fairbanks, Lawyers Title Realty Services, Inc., Transnation Title Insurance
		Company (collectively "Trustee") in favor of Health Care REIT, Inc. ("Beneficiary") dated September 30, 2003.	(23)
	10.53.17	Warrant for the Purchase of Shares of Common Stock by Emeritus Corporation ("Issuer"), for Senior Housing Partners
		I, LP ("Holder") for an aggregate of 400,000 shares, dated September 30, 2003.	(23)
	10.53.18	Master Agreement between Owners and Emeritus Corporation Regarding Sale of AL II Assisted Living Portfolio,
		dated September 30, 2003.	(23)
	10.53.19	Second Amended and Restated Loan Agreement between Healthcare Realty Trust and Emeritus
		Corporation and dated as of March 3, 2005.	(33)
	10.53.20	Second Amended and Restated Note between Emeritus Corporation and Healthcare Realty Trust
		Incorporated and dated as of March 3, 2005.	(33)
	10.53.21	Loan Purchase Agreement among Healthcare Realty Trust Incorporated, Health Care REIT, Inc., and
		Emeritus Corporation and dated as of March 3, 2005.	(33)
	10.53.22	Intercreditor Agreement between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated and
		dated as of March 3, 2005.	(33)
	10.53.23	First Amendment to Amended and Restated Master Lease Agreement dated as of June 22nd, 2005 by and among Health Care Reit,	(36)
		Inc., HCRI Mississippi Properties, Inc, HCRI Massachusetts Properties Trust II, and HCRI Texas Properties, LTD, as Landlord and
		Emeritus Corporation as Tenant
10.54	Meadow Lodge at Drum Lodge Hill in Chelmsford, Massachusetts
	10.54.1	Purchase and Sales Agreement dated April 23, 1999, between LM Chelmsford Assisted Living, L.L.C. ("Seller")
		and the registrant ("purchaser") (Exhibit 10.1.1).	(14)
10.55	Meadow Lodge at Drum Hill in Chelmsford, Massachusetts, Cobblestones at Fairmont in Manassas, Virginia,
	Kirkland Lodge in Kirkland, Washington and Ridgeland Pointe in Ridgeland, Mississippi. The following agreements
	are representative of those executed in conjunction with these properties.
	10.55.1	Fixed Rate Noted dated September 29, 1999, between Amresco Capital, L.P. ("Payee") and the registrant
		("Maker") (Exhibit 10.2.1).	(14)
	10.55.2	Mortgage and Security Agreement dated September 29, 1999, between Amresco Capital, L.P. (Mortgagee") and
		the registrant ("mortgagor") (Exhibit 10.2.2).	(14)

			Footnote
Number	Description		Number
	10.55.3	Unsecured Promissory Note in the amount of $4,400,000 dated August 28, 2003, between the registrant
		("Borrower") and Health Care REIT, Inc.. ("Lender")	(24)
	10.55.4	Lease Agreement between HCRI Drum Hill Properties, LLC ("Landlord") and Emeritus Properties IX, LLC
		("Tenant") dated September 29, 2003.	(24)
	10.55.5	Lease Agreement between HCRI Fairmont Properties, LLC ("Landlord") and Emeritus Properties XII, LLC
		("Tenant") dated September 29, 2003.	(24)
	10.55.6	Lease Agreement between HCRI Kirkland Properties, LLC ("Landlord") and Emeritus Properties X, LLC
		("Tenant") dated September 29, 2003.	(24)
	10.55.7	Guaranty ("guaranty") is executed as of September 29, 1999, by Emeritus Corporation, a Washington corporation
		(singularly and collectively referred to as "guarantor"), for the benefit of Amresco Capital, L.P., a Delaware
		limited partnership ("lender").	(32)
	10.55.8	Cash Management and Security Agreement dated as of September 29, 1999, among Emeritus Properties XII, LLC
		(the "borrower"), Emeritus Corporation (the "manager"), and Amresco Capital, L.P. (together with its successors
		and assigns, the "lender").	(32)
	10.55.9	Assumption Agreement (“Agreement”) effective as of September 29, 2003, by and between Emeritus
		Properties IX, LLC, a Washington limited liability company (“original borrower” or “operating lessee”), HCRI
		Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), and JP Morgan Chase Bank
		(“lender”).	(32)
	10.55.10	Assumption of Obligations of Guarantor (“Agreement”) made and entered into as of September 29, 2003, by and
		among Health Care REIT, Inc., a Delaware corporation (the “assuming guarantor”), Emeritus Corporation, a
		Washington corporation (the “original guarantor”), and JP Morgan Chase Bank (the “lender”).	(32)
	10.55.11	Subordination and Standstill Agreement ( “Agreement”) dated as of the 29 day of September, 2003, by
		and among HCRI Drum Hill Properties, LLC, a Delaware limited liability company (“new borrower”), Health Care
		REIT, Inc., a Delaware corporation (“HC REIT”), Emeritus Properties IX, LLC, a Washington limited liability
		company (“operating lessee”), Emeritus Corporation, a Washington corporation (“lease guarantor”), JP Morgan
		Chase Bank (“lender”).	(32)
10.57	Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with the Secretary of State of
	Washington on December 29, 1999 (Exhibit 4.2).		(15)
10.58	Shareholders' Agreement dated as of December 30, 1999, among Emeritus Corporation, Daniel R. Baty, B.F., Limited
	Partnership and Saratoga Partners IV, L.P. (Exhibit 4.3).		(15)
10.59	Registration Rights Agreement dated as of December 30, 1999, between Emeritus Corporation and Saratoga Partners
	IV, L.P. (Exhibit 4.4).		(15)
10.62	Emerald Hills in Auburn
	10.62.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(17)
10.66	Loyalton of Biloxi in Biloxi, Mississippi
	10.66.2	Lease agreement dated September 5, 2001, between Health Care Property Investors, Inc. ("Lessor"), and Emeritus
	Corporation ("Lessee").		(17)
10.67	Amended 1998 Employee Stock Purchase Plan (as amended and restated on May 19, 1999, and August 17, 2001).
	(Appendix B).		(16)
10.68	Kingsley Place at Alexandria, Louisiana; Kingsley Place at Lake Charles, Louisiana; Kingsley Place at Lafayette,
	Louisiana; Kingsley Place of Shreveport, Louisiana; Kingsley Place of Henderson, Texas; Kingsley Place at Oakwell
	Farms, Texas; Kingsley Place at the Medical Center, Texas; Kingsley Place at Stonebridge, Texas. The following
	agreements are representative of those executed in connection with these properties:
	10.68.1	Horizon Bay Lease Facilities Purchase Agreement between Integrated Living Communities of Alexandria,
		L.L.C., Integrated Living Communities of Lake Charles, L.L.C., Integrated Living Communities of Lafayette,
		L.L.C., Integrated Living Communities of Henderson, L.P., Integrated Living Communities of Oakwell, L.P.,
		Integrated Living Communities of San Antonio, L.P., and Integrated Living Communities of McKinney, L.P.,
		(collectively, the "Seller") and the registrant ("Purchaser") dated April 4, 2002.	(18)
	10.68.2	Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior Lifestyle Shreveport, L.L.C
		("Seller"), dated April 17, 2002.	(18)
	10.68.3	First Amendment to the Horizon Bay Lease Facilities Purchase Agreement between the registrant ("Purchaser")
		and Integrated Living Communities of Alexandria, L.L.C., Integrated Living Communities of Lake Charles,
		L.L.C., Integrated Living Communities of Lafayette, L.L.C., Integrated Living Communities of Henderson, L.P.,
		Integrated Living Communities of Oakwell, L.P., Integrated Living Communities of San Antonio, L.P., and
		Integrated Living Communities of McKinney, L.P., (collectively, the "Seller") dated May 1, 2002.	(18)
	10.68.4	First Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated May 1, 2002.	(18)

			Footnote
Number	Description		Number
	10.68.5	Amended and restated funding agreement between the registrant and HB-ESC I, L.L.C., HB-ESC II, L.L.C., and
		HB-ESC V, L.P., dated May 1, 2002.	(18)
	10.68.6	Agreement to provide management services to assisted living facilities (Lafayette) between HB-ESC II, L.P., and
		the registrant dated May 1, 2002.	(18)
	10.68.7	Agreement to provide management services to assisted living facilities (Lake Charles) between HB-ESC II, L.P.,
		and the registrant dated May 1, 2002.	(18)
	10.68.8	Agreement to provide management services to assisted living facilities (Alexandria) between HB-ESC II, L.P.,
		and the registrant dated May 1, 2002.	(18)
	10.68.9	Agreement to provide management services to assisted living facilities (Shreveport) between HB-ESC I, L.P., and
		the registrant dated May 1, 2002.	(18)
	10.68.10	Agreement to provide management services to assisted living facilities (Henderson) between HB-ESC V, L.P.,
		and the registrant dated May 9, 2002.	(18)
	10.68.11	Agreement to provide management services to assisted living facilities (Medical Center) between HB-ESC V,
		L.P., and the registrant dated May 9, 2002.	(18)
	10.68.12	Agreement to provide management services to assisted living facilities (Oakwell Farms) between HB-ESC V,
		L.P., and the registrant dated May 9, 2002.	(18)
	10.68.13	Agreement to provide management services to assisted living facilities (Stonebridge) between HB-ESC V, L.P.,
		and the registrant dated May 9, 2002.	(18)
	10.68.14	Second Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated May 31, 2002.	(18)
	10.68.15	Third Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated June 14, 2002.	(18)
	10.68.16	Fourth Amendment to the Horizon Bay Purchase Agreement between the registrant ("Purchaser") and Senior
		Lifestyle Shreveport, L.L.C. ("Seller"), dated June 28, 2002.	(18)
	10.68.17	Termination of Amended and Restated Funding Agreement by and between Emeritus Corporation ("Emeritus")
		and HB-ESC I, LLC, HB-ESC II, LLC, and HB-ESC V, LP (collectively "HB Entities") effective June 30, 2003.	(23)
	10.68.18	Global Amendment to Management Agreements by and between Emeritus Corporation ("Emeritus") and HB-ESC
		I, LLC, HB-ESC II, LLC, HB-ESC IV, LP, and HB-ESC V, LP (collectively "HB Licenses") effective June 30,
		2003	(23)
	10.68.19	Assignment and assumption of leases by and among HB-ESCII, LLC ("Assignor"), Emeritus Corporation,
		("Assignee"), and Daniel R. Baty, ("Guarantor"), dated December 31, 2003.	(25)
	10.68.20	Assignment and assumption of lease agreement (KP Stonebridge) by and among HB-ESC V, L.P., (“Assignor”),
		ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(25)
	10.68.21	Assignment and assumption of lease agreement (KP Henderson) by and among HB-ESC V, L.P., (“Assignor”),
		ESC IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(25)
	10.68.22	Assignment and assumption of lease agreement (KP Medical) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(25)
	10.68.23	Assignment and assumption of lease agreement (KP Oakwell) by and among HB-ESC V, L.P., (“Assignor”), ESC
		IV, L.P., doing business in Texas as Texas-ESC IV, L.P. (“Assignee”), EMERITUS CORPORATION,
		(“Emeritus”), DANIEL R. BATY, (“Existing Guarantor”), and HR ACQUISITION OF SAN ANTONIO, LTD.,
		formerly known as Capstone Capital of San Antonio, Ltd., d/b/a Cahaba of San Antonio, Ltd. (“Lessor”), dated
		December 31, 2003.	(25)
	10.68.24	Master Lease Agreement between HB-ESC I, LLC ("Landlord"), and Emeritus Corporation ("Tenant") dated
		December 31, 2003.	(27)
	10.68.25	Third Amendment to Lease Agreement (Henderson, TX) dated as of June 30, 2005 by and between HR Acquisition of	(36)
		San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively
		"Guarantor")

			Footnote
Number	Description		Number
	10.68.26	Third Amendment to Lease Agreement (Mckinney, TX) dated as of June 30, 2005 by and between HR Acquisition of	(36)
		San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively
		Guarantor)
	10.68.27	Third Amendment to Lease Agreement (Oakwell, TX) dated as of June 30, 2005 by and between HR Acquisition of	(36)
		San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively
		"Guarantor")
	10.68.28	Third Amendment to Lease Agreement (San Antonio, TX) dated as of June 30, 2005 by and between HR Acquisition	(36)
		of San Antonio, LTD ("Lessor"), ESC IV, LP ("Lessee") and Emeritus Corporation and Daniel R Baty (collectively
		"Guarantor")
10.72	Champion Oaks, Texas, Collin Oaks, Texas, Galleria Oaks, Alabama, Loyalton of Austin, Texas, Loyalton of Lake
	Highlands, Texas, Memorial Oaks, Texas, Meridian Oaks, Indiana, Sugar Land Oaks, Texas, Tanglewood Oaks,
	Texas, Woodbridge Estates, Texas, Village Oaks at Chandler, Arizona, Cielo Vista, Texas, Conway, Florida,
	Farmers Branch, Texas, Fort Wayne, Indiana, Glendale, Arizona, Greenwood, Indiana, Hollywood Park, Texas,
	Las Vegas, Nevada, Melbourne, Florida, Mesa, Arizona, Orange Park, Florida, Southpoint, Florida, Tuskawilla,
	Florida. The following agreements are representative of those executed in connection with the properties:
	10.72.1	Master Lease Agreement between various subsidiaries and affiliates of Fretus Investors L.L.C. ("Landlord") and
		Emeritus Properties-NGH, L.L.C. and ESC-NGH, L.P. ("Tenant") dated October 1, 2002.	(19)
	10.72.2	PURCHASE AND SALE AGREEMENT (Membership Interests) between Emeritus Corporation, CP '02 Pool,
		LLC and FSPP Fretus I, LLC and FSPP Fretus II, LLC and Fretus Investors LLC	(43)
	10.72.3	LOAN AGREEMENT (AMENDED AND RESTATED) by and among the twenty-four (24) LLC companies or
		limited partnerships listed on Schedule A attached hereto together with their successors and assigns the "Borrowers",
		and individually a "Borrower and CAPMARK BANK	(43)
	10.72.4	LOAN AGREEMENT by and between CP '02 POOL LLC to Emeritus Corporation	(43)
	10.72.5	Promissory Note Capmark Fixed Rate for Fretus	(43)
	10.72.6	Promissory Note Capmark Variable Rate for Fretus	(43)
	10.72.7	Promissory Note CP 02 for Fretus	(43)
	10.72.8	Terminaton of master lease agreement for Fretus	(43)
10.73	Concorde, Nevada, Courtyard at the Willows, Washington, Fulton Villa, California, Juniper Meadows, Idaho, La
	Casa Grande, Florida , Lodge at Eddy Pond, Massachusetts, River Oaks, Florida, Silver Pines, Iowa ,
	Springmeadows, Montana, Stanford Centre, Florida, Villa del Rey, California. The following agreements are
	representative of those executed in connection with these properties:
	10.73.1	Master Lease by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty
		VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Puyallup, LLC, Emeritus Realty Bozeman, LLC, ESC-
		Port St. Richie, LLC, (collectively “Lessor”) and Emeritus Corporation, Emeritus Properties II, Inc., Emeritus
		Properties III, Inc., Emeritus Properties V, Inc., Emeritus Properties XIV, LLC, ESC-New Port Richey, LLC,
		ESC-Bozeman, LLC, dated December 6, 2002.	(21)
	10.73.2	Loan Agreement by and between General Electric Capital Corporation, a Delaware corporation, and Emeritus
		Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus Realty VII, LLC, Emeritus Realty
		XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC, ESC-Port St. Richie. LLC, dated
		December 6, 2002.	(21)
	10.73.3	Promissory Note A by Emeritus Realty II, LLC, Emeritus Realty III, LLC, Emeritus Realty V, LLC, Emeritus
		Realty VII, LLC, Emeritus Realty XIV, LLC, Emeritus Realty Bozeman, LLC, Emeritus Realty Puyallup, LLC,
		ESC-Port St. Richie. LLC, to General Electric Capital Corporation, a Delaware corporation, dated December 6,
		2002	(21)
	10.73.4	Subordinated Promissory Note B by ESC-Port St. Richie, LLC, a Washington limited liability company, to
		General Electric Capital Corporation, dated December 6, 2002.	(21)
	10.73.5	Loan Agreement by and between Emeritus Realty Corporation, a Nevada corporation and Health Care Property
		Investors, Inc., a Maryland corporation, dated December 6, 2002.	(21)
	10.73.6	Promissory Note by Emeritus Realty Corporation, a Nevada corporation, to Health Care Property investors, Inc., a
		Maryland corporation, dated December 6, 2002.
10.75	Loyalton of Bloomsburg, Pennsylvania; Loyalton of Creekview, Pennsylvania; Loyalton of Harrisburg, Pennsylvania;
	Loyalton of Danville, Virginia; Loyalton of Harrisonburg, Virginia; Loyalton of Roanoke, Virginia; Loyalton of
	Greensboro, North Carolina; Loyalton of Ravenna, Ohio. The following agreements are representative of those
	executed in connection with these properties:
	10.75.1	Lease Agreement by HR Acquisition I Corporation ("Tenant"), Capstone Capital of Pennsylvania, Inc., and HRT
		Holdings, Inc. (collectively the "Lessor") and Emeritus Corporation ("Lessee") dated May 1, 2003.	(22)
	10.75.2	Promissory Note by Emeritus Corporation ("Maker"), for HR ACQUISITION I CORPORATION ("Payee") for
		principal amount of $600,000.00 dated May 1, 2003.	(22)

			Footnote
Number	Description		Number
	10.75.3	Bill of Sale, Blanket Conveyance and Assignment by BCC at Bloomsburg, Inc. ("Tenant") and BCC Development
		and Management Co. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.4	Bill of Sale, Blanket Conveyance and Assignment by ALCO VI, LLC ("Tenant") and Balance Care at
		Mechanicsburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.5	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Harrisburg, LLC ("Tenant")
		and BCC at Harrisburg, Inc. ("Manager") to and for the benefit of Capstone Capital of Pennsylvania, Inc. ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.6	Bill of Sale, Blanket Conveyance and Assignment by ALCO XI, LLC ("Tenant") and BCC at Danville, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.7	Bill of Sale, Blanket Conveyance and Assignment by ALCO IX, LLC ("Tenant") and BCC at Harrisonburg, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.8	Bill of Sale, Blanket Conveyance and Assignment by ALCO X, LLC ("Tenant") and BCC at Roanoke, Inc.
		("Manager") to and for the benefit of HRT Holdings, Inc. ("HCRT Assignee") and Emeritus Corporation
		("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.9	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Greensboro, LLC ("Tenant")
		and BCC at Greensboro, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT
		Assignee") and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.10	Bill of Sale, Blanket Conveyance and Assignment by Extended Care Operators of Ravenna, LLC ("Tenant") and
		BCC at Ravenna, Inc. ("Manager") to and for the benefit of HR Acquisition I Corporation ("HCRT Assignee")
		and Emeritus Corporation ("Emeritus Assignee") dated May 1, 2003.	(22)
	10.75.11	Operations and Transfer Agreement by and among BCC at Bloomsburg, Inc. (“Tenant”), BCC Development and
		Management Co. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
		Operator”) and Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(22)
	10.75.12	Operations and Transfer Agreement by and among ALCO VI, LLC (“Tenant”), Balanced Care at Mechanicsburg,
		Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and
		Capstone Capital of Pennsylvania, Inc. (“Owner”) dated April 30, 2003.	(22)
	10.75.13	Operations and Transfer Agreement by and among Extended Care Operators of Harrisburg, LLC (“Tenant”), BCC
		at Harrisburg, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
		Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(22)
	10.75.14	Operations and Transfer Agreement by and among ALCO XI, LLC (“Tenant”), BCC at Danville, Inc.
		(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
		Holdings, Inc. (“Owner”) dated April 30, 2003.	(22)
	10.75.15	Operations and Transfer Agreement by and among ALCO IX, LLC (“Tenant”), BCC at Harrisonburg, Inc.
		(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
		Holdings, Inc. (“Owner”) dated April 30, 2003.	(22)
	10.75.16	Operations and Transfer Agreement by and among ALCO X, LLC (“Tenant”), BCC at Roanoke, Inc.
		(“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New Operator”) and HRT
		Holdings, Inc. (“Owner”) dated April 30, 2003.	(22)
	10.75.17	Operations and Transfer Agreement by and among Extended Care Operators of Greensboro, LLC (“Tenant”),
		BCC at Greensboro, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation
		(“New Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(22)
	10.75.18	Operations and Transfer Agreement by and among Extended Care Operators of Ravenna, LLC (“Tenant”), BCC
		at Ravenna, Inc. (“Manager”) and Balanced Care Corporation (“Parent”) and Emeritus Corporation (“New
		Operator”) and HR Acquisition I Corporation (“Owner”) dated April 30, 2003.	(22)
	10.75.19	Assignment and Assumption Agreement by and among BCC at Bloomsburg, Inc. (the “Tenant”), BCC
		Development and Management Co. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
		2003	(22)
	10.75.20	Assignment and Assumption Agreement by and among ALCO VI, LLC (the “Tenant”), Balanced Care at
		Mechanicsburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(22)
	10.75.21	Assignment and Assumption Agreement by and among Extended Care Operators of Harrisburg, LLC (the
		“Tenant”), BCC at Harrisburg, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(22)
	10.75.22	Assignment and Assumption Agreement by and among ALCO XI, LLC (the “Tenant”), BCC at Danville, Inc.
		(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(22)

			Footnote
Number	Description		Number
	10.75.23	Assignment and Assumption Agreement by and among ALCO IX, LLC (the “Tenant”), BCC at Harrisonburg,
		Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(22)
		10.75.24Assignment and Assumption Agreement by and among ALCO X, LLC (the “Tenant”), BCC at Roanoke, Inc.
		(“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(22)
	10.75.25	Assignment and Assumption Agreement by and among Extended Care Operators of Greensboro, LLC (the
		“Tenant”), BCC at Greensboro, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30,
		2003	(22)
	10.75.26	Assignment and Assumption Agreement by and among Extended Care Operators of Ravenna, LLC (the
		“Tenant”), BCC at Ravenna, Inc. (“Manager”) and Emeritus Corporation (the “Assignee”) dated April 30, 2003.	(22)
	10.75.27	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Bloomsburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc. ("Mortgagee"),
		dated May 1, 2003.	(22)
	10.75.28	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Mechanicsburg,
		Pennsylvania, by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania,
		Inc. ("Mortgagee"), dated May 1, 2003.	(22)
	10.75.29	Leasehold Mortgage with Security Agreement and Assignment of Rents for location: Harrisburg, Pennsylvania,
		by Emeritus Corporation ("Mortgagor"), for the benefit of Capstone Capital of Pennsylvania, Inc. ("Mortgagee"),
		dated May 1, 2003.	(22)
	10.75.30	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Danville, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(22)
	10.75.31	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Harrisonburg, Virginia,
		by Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(22)
	10.75.32	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Roanoke, Virginia, by
		Emeritus Corporation ("Grantor"), for the benefit of HRT Holdings, Inc. ("Beneficiary"), dated May 1, 2003.	(22)
	10.75.33	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Greensboro, North
		Carolina, by Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"),
		dated May 1, 2003	(22)
	10.75.34	Leasehold Deed of Trust with Security Agreement and Assignment of Rents for location: Ravenna, Ohio, by
		Emeritus Corporation ("Grantor"), for the benefit of HR Acquisition I Corporation ("Beneficiary"), dated May 1,
		2003	(22)
	10.75.35	First Amendment to Lease Agreement dated as of June 30, 2005 by and between HR Acquisition I Corporation,	(36)
		HR Acquisition of Pennsylvania, Inc, and HRT Holdings, Inc ("Lessor") and Emeritus Corporation ("Lessee")
10.76	Emeritus Oaks of Silverdale, Washington. The following agreements are representative of those executed in
	connection with this property:
	10.76.1	Lease Agreement by WASHINGTON LESSOR - SILVERDALE, INC., ("Lessor"), and ESC-Silverdale, LLC,
		("Lessee") dated August 15, 2003, effective November 1, 2003.	(32)
	10.76.2	Guaranty given by Emeritus Corporation ("Guarantor"), in favor of WASHINGTON LESSOR - SILVERDALE,
		INC., ("Lessor") dated August 15, 2003.	(32)
10.77	The Palms at Loma Linda, California, The Springs at Oceanside, California, The Fairways of Augusta, Kansas,
	Liberal Springs, Kansas, Loyalton of Broadmoor, Colorado. The following agreements are representative of those
	executed in connection with this property:
	10.77.1	Loan Assumption Agreement by and between LaSalle Bank National Association, formerly known as LaSalle
		National Bank as Trustee for GMAC commercial Mortgage Pass-through certificates, series 1998-C2. ("Lendor"),
		ALS Financing Inc. ("Borrower"), Emeritus Properties XVI, Inc. ("Purchaser"), Alterra Healthcare Corporation
		("Alterra"), and Emeritus Corporation ("New Indemnitor"), dated December 31, 2003, effective January 1, 2004.	(26)
	10.77.2	Assumption by Emeritus Properties XVI, Inc., (“New Borrower”), of $25,000,000 Loan (the “Loan”) originally
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
		located in Kansas, Colorado, and California (collectively, the “Projects”), and is now owned and held by LaSalle
		Bank National Association, formerly known as LaSalle National Bank, as Trustee for GMAC Commercial
		Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-C2 (“Lender”), dated
		December 31, 2003.	(26)

			Footnote
Number	Description		Number
	10.77.3	Assignment, Amendment and Restatement of Lease Agreement by and between ALS FINANCING, INC.,
		(“ALS”), EMERITUS PROPERTIES XVI, INC. (“Emeritus XVI”) and ALTERRA HEALTHCARE
		CORPORATION ("Alterra") dated December 31, 2003.	(26)
	10.77.4	CONVEYANCE AND OPERATIONS TRANSFER AGREEMENT (the “Agreement”) by and among ALS
		FINANCING, INC., (the "Seller"), ALTERRA HEALTHCARE CORPORATION, (“Alterra”), and EMERITUS
		PROPERTIES XVI, INC., (the "Purchaser") is made and entered into as of the 31st day of December, 2003 (the
		"Execution Date").	(26)
	10.77.5	UNCONDITIONAL GUARANTY OF PAYMENT AND PERFORMANCE (this “Guaranty”), by EMERITUS
		CORPORATION, a Washington corporation (“Guarantor”), in favor of LASALLE BANK NATIONAL
		ASSOCIATION, FORMERLY KNOWN AS LASALLE NATIONAL BANK, AS TRUSTEE FOR GMAC
		COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C2 (“Lender”) is made as of
		the 31st day of December, 2003, and is effective as of January 1, 2004.	(26)
	10.77.6	Membership Interest Purchase Agreement, dated as of June 29, 2005, by and among NW Select LLC, Emeritus
		Corporation ("Emeritus" and together with NW Select, the "Sellers", and each individually, a "Seller"), FIT-ALT
		Investor LLC, ("Buyer"), and Brookdale Senior Living Inc., ("Newco")	(35)
	10.77.7	Stockholders and Voting Agreement made as of June 29, 2005, by and among Brookdale Senior Living Inc.,
		FIT-ALT Investor LLC, Emeritus Corporation, and NW Select LLC	(35)
	10.77.8	Amended and Restated Limited Liability Company Agreement of FEBC-ALT Investors LLC, made as of
		June 29, 2005 by and among, FIT-ALT Investors LLC, as a Class A Member, and NW Select LLC, and
		Emeritus Corporation, as the Class B Members, and the Company	(35)
10.79	Loyalton of Folsom, California; The Lakes, Florida; Canterbury Woods, Massachusetts; Beckett Meadows,
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
		L.L.C., Aurora Bay/Hattiesburg, L.L.C., Spring Creek Group, Ltd., Bedford Care Group, Ltd.,
		Tyler Group, Ltd., White Rock Care Group, Ltd., El Paso Care Group, Ltd., and Lubbock Group, Ltd.,
		(each of the foregoing individually, a "Seller" and collectively, "Sellers") and Emeritus Corporation,
		"Purchaser") and Aurora Bay Investments, LLC, ("ABI"), and JCI, LLC, ("JCI" and together with ABI,
		the "Guarantors") dated March, 30, 2004 (the "Execution Date").	(28)
	10.79.2	Purchase and Sale Agreement ("Agreement") by and among (i) The Lakes Assisted Living, LLC,
		Sacramento County Assisted LLC, Rockford Retirement Residence, LLC, HB-ESC I,
		LLC, Canterbury Woods Assisted Living, LLC, Autumn Ridge Herculaneum, L.L.C.,
		Meridian Assisted, L.L.C., Goldsboro Assisted, L.L.C., Cape May Assisted Living, LLC,
		Travis County Assisted Living LP, Richland Assisted, L.L.C., Silver Lake Assisted
		Living LLC, Charleston Assisted Living, LLC, and Joliet Assisted L.L.C., (each of the
		foregoing individually, a "Seller" and collectively, the "Sellers") and (ii) Emeritus Corporation,
		("Purchaser") dated March, 31, 2004 (the "Execution Date").	(28)
	10.79.3	Master Lease agreement between NHP Senior Housing, Inc., ("Landlord"), and Emeritus
		Corporation, ("Tenant"), dated March 31, 2004 to be effective as of April 1, 2004
		(the "Effective Date").	(28)
	10.79.4	Master Lease among the Entities Listed on Schedule 1A (collectively, "Landlord"), and the Entities Listed
		on Schedule 1B (collectively, "Tenant"), for the respective real properties and improvements thereon
		(each a "Facility" and collectively, the "Facilities"), dated March 31, 2004, to be effective as of
		April 1, 2004 (the "Effective Date").	(28)
	10.79.5	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(28)
	10.79.6	Nomination Agreement ("Agreement") made as of March 31, 2004, by and between
		Nationwide Health Properties, Inc., ("NHP"), and Emeritus Corporation, ("Emeritus").	(28)
	10.79.7	First Amendment to Master Lease made as of May 28, 2004, to be effective as of June 1, 2004, by
		and among Nationwide Health Properties, Inc., a Maryland corporation, NH
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(29)

			Footnote
Number	Description		Number
	10.79.8	Second Amendment to Master Lease made as of October 1, 2004, to be effective as of October 1, 2004, by
		and among Nationwide Health Properties, Inc., a Maryland corporation, NH
		Texas Properties Limited Partnership, a Texas limited partnership, MLD Delaware Trust,
		a Delaware business trust, and MLD Properties, LLC, a Delaware limited liability company (collectively,
		as “Landlord”), and Emeritus Corporation, a Washington corporation, and ESC IV, LP,
		a Washington limited partnership (collectively as “Tenant”)	(31)
	10.79.9	Lease dated October 1, 2004, NHP Joliet, Inc., an Illinois corporation (“Landlord”), and Emeritus
		Corporation, a Washington corporation (“Tenant”) for an assisted living facility located in Joliet,
		Illinois.	(31)
	10.79.10	Lease dated March 1, 2005 between QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord"),
		and ESC IV, LP, a Washington Limited Partnership (doing business in the State of Texas as Texas - ESC IV, L.P.
		(“Tenant”).	(34)
	10.79.11	Guaranty of Lease executed as of March 1, 2005, by Emeritus Corporation, a Washington Corporation ("Guarantor")
		in favor of QR Lubbock Texas Properties, L.P., a Texas Limited Partnership ("Landlord")	(34)
	10.79.12	Lease dated February 25, 2005 to be effective as of March 25, 2005 (the "Effective Date") between BIP SUB I,
		Inc., a Delaware Corporation ("Landlord"), and Emeritus Corporation, a Washington Corporation ("Tenant").	(34)
10.81	Grand Terrace, California
	10.81.1	Master Lease Agreement as of June 1, 2004 between Grand Terrace Assisted LP, a limited
		partnership organized under the laws of the State of Washington (“Landlord”) and Emeritus Corporation,
		a corporation organized under the laws of the State of Washington (“Tenant”)	(29)
10.82	Health Care Properties Investors, Inc.
	10.82.1	Contract Of Acquisition Between Emeritus Corporation and Health Care Property Investors, Inc., dated
		July 30, 2004.	(29)
	10.82.2	Fourth Amendment to Amended And Restated Master Lease (This “Amendment”) dated July 30 , 2004 (the
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
	Heights, Ohio; Dowlen Oaks, Beaumont, Texas; Eastman Estates, Longview, Texas; Elm Grove, Hutchinson,
	Kansas; Emeritus Estates, Ogden, Utah; Gardens at White Chapel, Newark, Delaware; Harbor Pointe Shores,
	Ocean Shores, Washington; Hunters Glen, Missoula, Montana; Lakeridge Place, Wichita Falls, Texas;
	Meadowlands Terrace, Waco, Texas; Myrtlewood Estates, San Angelo, Texas; Pavilion at Crossing Pointe,
	Orlando, Florida; Seville Estates, Amarillo, Texas; Saddleridge Lodge, Midland, Texas; Springtree, Sunrise,
	Florida; The Terrace, Grand Terrace, California; Wilburn Gardens, Fredericksburg, Virginia; Woodmark
	at Summit Ridge, Reno, Nevada.
	10.83.1	Master Lease Agreement between Health Care REIT, Inc.; HCRI Nevada Properties, Inc.; HCRI Kansas
		Properties, LLC; HCRI Texas Properties, Ltd.; and Emeritus Corporation dated September 30, 2004	(30)
	10.83.2	UNCONDITIONAL AND CONTINUING LEASE GUARANTY effective as of September 30, 2004 (the
		“Effective Date”) by Daniel R. Baty (“Guarantor”), in favor of Health Care, Inc., a corporation
		organized under the laws of the State of Delaware, HCRI Nevada Properties, Inc., a corporation
		organized under the laws of the State of Nevada, HCRI Kansas Properties, LLC, a limited liability
		liability company organized under the laws of the State of Delaware, and HCRI Texas Properties, Ltd., a
		limited partnership organized under the laws of the State of Texas (collectively “Landlord”).	(30)
	10.83.3	Agreement between Emeritus Corporation and Daniel R. Baty (Cash Flow), dated September 30, 2004	(30)
	10.83.4	Agreement among Grand Terrace Assisted LP, MM Assisted, L.L.C., Reno Assisted Living,
		L.L.C., Fredericksburg Assisted Living L.L.C., Daniel R. Baty and Emeritus Corporation
		(Purchase, Sale and Assignment Agreement of 4 Baty Facilities and 16 AL-I Facilities), dated September 30. 2004	(30)

			Footnote
Number	Description		Number
	10.83.5	Master Agreement between AL-I and Baty (Purchase of 16 AL-I Facilities), dated September 30, 2004	(30)
	10.83.6	Lease Agreement between HCRI Wilburn Gardens Properties, LLC and Emeritus Corporation dated March 31, 2005.	(34)
	10.83.7	Lease Agreement between HCRI HUNTERS GLEN PROPERTIES, LLC and Emeritus Corporation dated	(37)
		September 1, 2005.
10.84	Real Property Purchase and Sale Agreement made and entered into as of May 20, 2005, by and between Pioneer Health
	Management Corporation ("Buyer"), and Emeritus Corporation ("Seller") Green Valley Land Sale		(36)
10.85	Agreement Regarding Series B Convertible Preferred Stock entered into as of June 30, 2005 between
	Emeritus Corporation, Saratoga Partners IV, LP, Saratoga Management Company LLC and Saratoga
	Coinvestment IV LLC. Exhibit 4.6
	10.85.1	Loan Agreement made and entered into effective as of June 30, 2005 between Emeritus Corporation and
		Healthcare Realty Trust Incorporated	(36)
	10.85.2	$10,800,000 Promissory Note between Emeritus Corporation ("Borrower") and Healthcare Realty Trust	(36)
		Incorporated ("Lender")
10.86	Arkansas Acquisition on December 1, 2005 of three communities consisting of three separate agreements; one with
	Camlu Real Estate Development Limited Partnership and two with Cheridan Inc.
	10.86.1	Purchase Sale Agreement between Emeritus Corporation and CAMLU REAL ESTATE DEVELOPMENT LIMITED
		PARTNERSHIP, a Nevada limited partnership for the facility operated as the “Willow Brook Retirement Community
		in Fort Smith, Arkansas	(38)
	10.86.2	Purchase Sale Agreement between Emeritus Corporation and CHERIDAN INC., a Washington corporation for
		the facility operated as Trillium Park in Conway, Arkansas	(38)
	10.86.3	Purchase Sale Agreement between Emeritus Corporation and CHERIDAN INC., a Washington corporation for
		the facility operated as Wildflower in Russellville, Arkansas	(38)
	10.86.4	LOAN AGREEMENT between EMERITUS PROPERTIES-ARKANSAS, LLC, a Delaware limited liability
		company and GENERAL ELECTRIC CAPITAL CORPORATION and THE OTHER FINANCIAL
		INSTITUTIONS WHO ARE OR HEREAFTER BECOME PARTIES TO THIS AGREEMENT	(38)
	10.86.5	PROMISSORY NOTE for $15,930,000 EMERITUS PROPERTIES-ARKANSAS, LLC, a Delaware limited
		liability company ("Borrower") whose address is c/o Emeritus Corporation, promises to pay the principal to
		GENERAL ELECTRIC CAPITAL CORPORATION, INC., a Delaware corporation	(38)
10.87	Arbor Place Acquisition on July , 2006 of one 100 unit community
	10.87.1	LOAN AGREEMENT between ESC ARBOR PLACE, LLC, a Washington limited liability company and
		GENERAL ELECTRIC CAPITAL CORPORATION and THE OTHER FINANCIAL INSTITUTIONS WHO
		ARE OR HEREAFTER BECOME PARTIES TO THIS AGREEMENT Dated as of June 30, 2006	(39)
	10.87.2	PURCHASE and SALE AGREEMENT (Arbor Place)	(42)
10.9	2006 Equity Incentive Plan		(40)
	10.90.1	Stock Option Grant Notice/Stock Option Agreement under the Emeritus Corporation 2006 Equity Incentive Plan	(41)
10.100.	Joint Venture between Emeritus Corporation and the Blackstone Group
	10.100.1	Limited Liability Company Agreement of Brea Emeritus LLC	(43)
	10.100.2	Purchase And Sale Agreement between PITA GENERAL CORPORATION, and AHC TENANT, INC , each of
		the entities listed and Brea Emeritus LLC.	(43)
	10.100.3	AMENDED AND RESTATED CREDIT AGREEMENT, dated as of December 11, 2006 among BREA
		EMERITUS LLC and each of its subsidiaries as borrowers, THE LENDERS PARTY HERETO and GENERAL
		ELECTRIC CAPITAL CORPORATION, as Administrative Agent and Collateral Agent. GE CAPITAL
		MARKETS, INC., as Sole Lead Arranger	(43)
	10.100.4	MANAGEMENT AGREEMENT by and among BREA TUSCON LLC, TUSCON SENIORCARE, LLC, and
		EMERITUS CORPORATION. Management agreement represents an example of all agreements in joint venture	(43)

21.1		Subsidiaries of the registrant.	(43)
23.1		Consent of Independent registered public accounting firm.	(43)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Daniel R. Baty dated April 30, 2007.	(44)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
		of 2002 for Raymond R. Brandstrom dated April 30, 2007.	(44)

(1)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-1
(File No. 33-97508) declared effective on November 21, 1995.
(2)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 29, 1996.
(3)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1996.
(4)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 14, 1996.
(5)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 31, 1997.
(6)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 15, 1997.
(7)	Incorporated by reference to the indicated exhibit filed with the Company’s Current Report on Form 8-K (File No. 1-14012) on May 16, 1997.
(8)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1997.
(9)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-3 Amendment No. 2 (File No. 333-20805) on
August 14, 1997.
(10)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-3 Amendment No. 3 (File No. 333-20805) on
October 29, 1997.
(11)	Incorporated by reference to the indicated exhibit filed with the Company’s Annual Report on Form 10-K (File No. 1-14012) on March 30, 1998.
(12)	Incorporated by reference to the indicated exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-70580) on October 1, 2001.
(13)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 1998
(14)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 15, 1999.
(15)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2000.
(16)	Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on August 17, 2001.
(17)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 29, 2002.
(18)	Incorporated by reference to the indicated exhibit filed with the Company’s Second Quarter Report on Form 10-Q (File No. 1-14012) on August 14, 2002.
(19)	Incorporated by reference to the indicated exhibit filed with the Company's Form 8-K (File No. 1-14012) on October 15, 2002.
(20)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 8, 2002.
(21)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 27, 2003.
(22)	Incorporated by reference to the indicated exhibit filed with the Company’s First Quarter Report on Form 10-Q (File No. 1-14012) on May 9, 2003.
(23)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on October 14, 2003.
(24)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on November 7, 2003.
(25)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(26)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012) on January 14, 2004.
(27)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 30, 2004.
(28)	Filed as an exhibit to a Form 8-K filed on April 12, 2004, and incorporated herein by reference.
(29)	Filed as an exhibit to a Form 10-Q filed on August 13, 2004, and incorporated herein by reference.
(30)	Filed as an exhibit to a Form 8-K filed on October 5, 2004, and incorporated herein by reference.
(31)	Incorporated by reference to the indicated exhibit filed with the Company’s Third Quarter Report on Form 10-Q (File No. 1-14012) on January 27, 2005.
(32)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K/A (File No. 1-14012) on January 27, 2005.
(33)	Filed as an exhibit to a Form 8-K filed on March 9, 2005, and incorporated herein by reference.
(34)	Filed as an exhibit to a Form 10-Q filed on May 12, 2005, and incorporated herein by reference.
(35)	Filed as an exhibit to a Form 8-K filed on July 1, 2005, and incorporated herein by reference.
(36)	Filed as an exhibit to a Form 10-Q filed on August 15, 2005, and incorporated herein by reference.
(37)	Filed as an exhibit to a Form 10-Q filed on November 14, 2005, and incorporated herein by reference.
(38)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 1-14012) on March 16, 2006.
(39)	Filed as an exhibit to a Form 10-Q filed on August 8, 2006, and incorporated herein by reference.
(40)	Incorporated by reference to the indicated exhibit filed with the Company's Definitive Proxy Statement on Form DEF 14A on May 1, 2006.
(41)	Filed as an exhibit to a Form 8-K filed on November 2, 2006, and incorporated herein by reference
(42)	Filed as an exhibit to a Form 10-Q filed on November 9, 2006, and incorporated herein by reference.
(43)	Incorporated by reference to the indicated exhibit filed with the Company's Annual Report on Form 10-K (File No. 001-14012) on March 16, 2007.
(44)	Filed herewith.

SIGNATURE

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2007
Emeritus Corporation
(Registrant)

By: /s/ Raymond R. Brandstrom
Name: Raymond R. Brandstrom
Title: Vice President of Finance, Secretary,
and Chief Financial Officer