Form 10-Q
period 2007-03-31
EMERITUS CORP\WA\
filed 2007-05-10
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 18,966,082 shares of the Registrant’s Common Stock, par value $.0001, outstanding.

Index to Exhibits

PART I. Financial Information

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	March 31,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$23,214	$14,049
Short-term investments	2,045	1,883
Trade accounts receivable, net of allowance of $691 and $348	4,940	5,115
Other receivables	1,832	3,488
Tax and maintenance escrows	5,657	7,067
Prepaid workers' compensation	12,134	11,112
Other prepaid expenses	9,071	8,457
Total current assets	58,893	51,171
Long-term investments	8,219	7,504
Property and equipment, net of accumulated depreciation of $157,477 and $151,919	844,129	600,693
Property held for development	735	599
Restricted deposits	8,216	12,601
Lease and contract acquisition costs, net of amortization of $17,089 and $14,515	23,188	25,762
Other assets, net	9,639	4,730
Total assets	$953,019	$703,060

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$24,188	$2,645
Current portion of capital lease and financing obligations	22,030	22,472
Trade accounts payable	3,642	6,718
Accrued employee compensation and benefits	21,517	21,012
Accrued interest	1,790	1,407
Accrued real estate taxes	3,663	6,225
Accrued professional and general liability	12,253	10,761
Accrued income taxes	264	233
Other accrued expenses	7,860	6,469
Deferred revenue	8,877	8,951
Unearned rental income	7,448	6,155
Total current liabilities	113,532	93,048
Long-term debt, less current portion	344,327	83,335
Capital lease and financing obligations, less current portion	560,633	586,174
Convertible debentures	10,455	26,575
Deferred gain on sale of communities	23,241	23,795
Deferred rent	6,553	6,389
Other long-term liabilities	5,841	2,776
Total liabilities	1,064,582	822,092
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
18,938,247 and 18,165,986 shares at March 31, 2007, and December 31, 2006, respectively	2	2
Additional paid-in capital	105,184	87,980
Accumulated deficit	(216,749)	(207,014)
Total shareholders' deficit	(111,563)	(119,032)
Total liabilities and shareholders' deficit	$953,019	$703,060

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended March 31,
	2007	2006
Revenues:
Community revenue	$109,500	$100,609
Management fees	877	457
Total operating revenues	110,377	101,066

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	70,498	66,367
Texas lawsuit settlement	-	(12,207)
General and administrative	10,114	8,731
Depreciation and amortization	14,589	12,150
Facility lease expense	10,370	10,918
Total operating expenses	105,571	85,959
Operating income from continuing operations	4,806	15,107

Other income (expense):
Interest income	591	871
Interest expense	(13,615)	(11,731)
Equity losses in unconsolidated joint ventures	(569)	(96)
Other, net	(672)	596
Net other expense	(14,265)	(10,360)

Income (loss) from continuing operations before income taxes	(9,459)	4,747
Provision for income taxes	(276)	(10)
Income (loss) from continuing operations	(9,735)	4,737
Loss from discontinued operations (net of tax)	-	(10)
Net income (loss)	$(9,735)	$4,727

Basic income (loss) per common share:
Continuing operations	$(0.53)	$0.28
Discontinued operations	-	-
	$(0.53)	$0.28

Diluted income (loss) per common share:
Continuing operations	$(0.53)	$0.25
Discontinued operations	-	-
	$(0.53)	$0.25

Weighted average common shares outstanding:
Basic	18,374	17,030
Diluted	18,374	18,819

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(9,735)	$4,727
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	14,589	12,150
Amortization of deferred gain	(554)	(554)
Amortization of loan fees	137	51
Convertible debenture conversion costs	1,329	-
Allowance for doubtful receivables	358	230
Equity investment losses	569	96
Stock option compensation	538	135
Other	126	-
Changes in operating assets and liabilities	(935)	(24,870)
Net cash provided by (used in) operating activities	6,422	(8,035)

Cash flows from investing activities:
Acquisition of property and equipment	(186,034)	(3,279)
Construction expenditures - leased properties	(372)	(1,139)
Lease and contract acquisition costs	-	(8)
Payments from affiliates and other managed communities	464	313
Investment in affiliates	(1,433)	(94)
Net cash used in investing activities	(187,375)	(4,207)

Cash flows from financing activities:
Proceeds from sale of stock	275	3,444
Decrease (increase) in restricted deposits	4,385	(307)
Debt issue and other financing costs	(2,183)	32
Proceeds from long-term borrowings and financings	283,676	-
Repayment of long-term borrowings and financings	(91,140)	(5,733)
Repayment of capital lease and financing obligations	(5,166)	(4,435)
Tax benefit of stock compensation	271	-
Net cash provided by (used in) financing activities	190,118	(6,999)
Net increase (decrease) in cash and cash equivalents	9,165	(19,241)
Cash and cash equivalents at the beginning of the period	14,049	56,413
Cash and cash equivalents at the end of the period	$23,214	$37,172

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$13,233	$13,130
Cash paid during the period for taxes	$24	$4,500
Non-cash financing and investing activities:
HRT capital lease buyout	$20,818	$-
Debt issued for acquisition of property and equipment	$-	$289
Capital lease and financing obligations	$-	$373
Conversion of convertible debentures	$16,120	$50
Deferred lease acquisition cost	$-	$178
Debt assumed in acquisitions	$90,000	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations

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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the Company’s 2006 Form 10-K filed March 16, 2007.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company’s management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position as of March 31, 2007, and the results of operations, and cash flows of Emeritus for the three month periods ended March 31, 2007 and 2006. The results of operations for the period ended March 31, 2007, are not necessarily indicative of the operating results for the full year. The Company presumes that those reading this interim financial information have read or have access to its 2006 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s 2006 Form 10-K filed March 16, 2007. Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company adopted FIN 48 effective January 1, 2007. The adoption of this statement did not have any significant effect on the Company’s financial condition, results of operations, or cash flows.  On the date of adoption and at March 31, 2007, the Company identified unrecognized tax benefits of $225,000 relating to state tax liabilities. If the unrecognized tax benefits were recognized, it would not have a material affect on the Company’s effective tax rate. The Company recognizes interest and/or tax penalties related to income tax matters as a component of income tax expense. The Company believes it has appropriate support for the income tax positions taken or to be taken on tax returns and that the accruals for tax liabilities are adequate for all open years based on an assessment of relevant factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company’s open years for federal tax returns are 2003 through 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on its consolidated financial statements, but it is not expected to be significant.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current period presentation.

Stock-Based Compensation

The Company records compensation expense based on fair value for all awards. The Company recorded stock-based compensation expense based on the fair value of stock options and shares issued under the ESP Plan of approximately $538,000 and $135,000 for the three months ended March 31, 2007 and 2006, respectively.

Stock-based compensation is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the “vesting period”). The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one to three year period. Any unexercised options expire between seven and ten years. The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period. During the first quarter of 2007, the Company did not grant any options.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007 and 2006:

	2007			2006
		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of year	1,510,189	$9.09		1,349,381	$3.81
Granted	-	N/A		-	N/A
Exercised	(34,578)	$4.79	$(843)	(90,923)	$3.45	$(1,800)
Canceled	-	$-		(667)	$3.95

Outstanding at March 31,	1,475,611	$9.19	$36,242	1,257,791	$3.84	$22,343
Options exercisable at March 31,	1,112,968	$6.03	$30,856	1,220,291	$3.56	$22,020
Weighted-average fair value of options granted during first quarter		N/A			N/A

The weighted average remaining contractual life was 6.6 years at March 31, 2007, for stock options outstanding and exercisable. As of March 31, 2007, there was $1.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over a weighted average period of two years.

The amount of cash received from the exercise of stock options and stock purchased through the ESP Plan was $275,000 and $313,000 in the first three months of 2007 and 2006, respectively.  As of March 31, 2007, there were 176,799 shares available for purchase under the Employee Stock Purchase Plan, 522,500 shares available for grant under the 2006 Equity Incentive Plan, and 169,000 shares available for grant under the 1995 Stock Incentive Plan, which includes director stock options.

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter. The Company issued 4,958 and 4,929 shares of Common Stock under the ESP Plan during the three months ended March 31, 2007 and 2006, respectively. The purchase

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

price of the shares was $22.10 and $18.36 for the first quarter of 2007 and 2006, respectively, which equals 85% of the market price on the first or the last trading day of each quarter, whichever is less.

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during the quarter:

	Three Months Ended March 31,
	2007	2006

Expected life from vest date (in months)	3	3
Risk-free interest rate	4.88%	3.91%
Volatility	19.80%	13.50%

Proposed Merger

On March 29, 2007, the Company and Summerville Senior Living, Inc. (Summerville) announced they have reached a definitive agreement whereby the Company will acquire all of the outstanding stock of Summerville pursuant to an Agreement and Plan of Merger (the Agreement). Under the terms of the Agreement, 8,500,000 shares of the Company’s common stock will be issued to the shareholders of Summerville, including Apollo Real Estate Investment Funds III and IV, (Apollo Funds), two real estate funds managed by Apollo Real Estate Advisors, and certain employees of Summerville. Certain loans outstanding from the Apollo Funds to Summerville will be satisfied through the distribution of the Company’s common stock issued in this transaction. After the merger, the former Summerville shareholders will hold approximately 31% of the Company’s outstanding stock.

The Apollo Funds, as holder of a majority of the voting stock of Summerville, have approved the merger. Saratoga Partners IV, LP and Daniel R. Baty, the Company’s chairman and chief executive officer, as combined holders of approximately 65% of the Company’s voting stock, have agreed to vote in favor of the merger. Consummation of the transaction is subject to the Company’s shareholder approval and is anticipated to close in the third quarter of 2007.

Summerville is a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provides independent living, assisted living, and Alzheimer’s and dementia related services to seniors. Upon completion of the merger, Summerville will be a wholly owned subsidiary of the Company and will retain the brand name in the operation of their communities. Granger Cobb, President and CEO of Summerville, will assume the titles of President and Co-CEO of Emeritus. Mr. Cobb and a representative designated by the Apollo Funds will each have a seat on the Company’s board of directors, thus, increasing the size of the board from the current eight members to ten.

After the merger, the Company will operate 283 communities in 36 states comprising 24,398 units with a capacity for over 28,000 residents. Mr. Baty will continue to serve as chairman and Co-CEO of the Company. The Company will continue to be traded on the AMEX under the symbol ESC.

2007 HCPI Communities Purchased

On March 26, 2007, the Company completed the purchase of seven communities consisting of 453 units located in South Carolina for approximately $29.0 million, including closing costs. Pursuant to the leases described below, the Company had operated these facilities as assisted living and dementia care communities for seniors.

The seven acquired properties were part of an Amended and Restated Master Lease agreement dated September 18, 2002, between Health Care Property Investors, Inc. (HCPI), HCPI affiliates, Emeritus, and Emeritus affiliates. As a result of this asset purchase transaction, the master lease was amended to remove the purchased communities from the master lease effective March 26, 2007. The amendment also provided for the return of approximately $4.5 million in cash security deposits held by HCPI, of which approximately $1.2 million is considered a security deposit advance that is repayable in equal monthly installments of $20,000 or more. The cash security deposits were

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

applied against the purchase price for the seven acquired properties. This master lease is accounted for as an operating lease by the Company.

Capmark Finance, Inc. (Capmark) provided variable rate mortgage financing of $23.6 million pursuant to a loan agreement dated March 26, 2007, by and among affiliated entities of Emeritus and Capmark Bank (the "Capmark Loan Facility"). Under the Capmark Loan Facility, the variable rate loan has a term of three years and bears interest at 290 basis points over the LIBOR rate, adjusted monthly and rounded upwards to the nearest .125%. The interest rate on the closing date was 8.22%. Monthly interest-only payments are required for the first year and, thereafter, monthly payments of principal and interest are based on a 25-year amortization period. The balance is due in full in April 2010. The Capmark Loan Facility is secured by all real, personal, and intangible assets used in the operation of the acquired communities. The loan may be repaid at any time upon written notice, if no events of default are continuing. The Company paid a 1.0% loan fee at closing and will be required to pay a 2.0% exit fee upon full payment of the loans. However, if the loans are refinanced with Capmark, the exit fee will be waived. The exit fee was accrued as an additional loan fee included in “Other assets, net” and a long-term liability included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2007. The loan agreement requires maintenance of a debt service coverage ratio, an aggregate minimum occupancy percentage, and payment of annual capital expenditures of at least $300 per unit.

2007 HRT Communities Purchased

On March 15, 2007, the Company purchased 12 communities consisting of 786 units located in five states for a price of $99.0 million, plus transaction costs. The Company had leased four of these communities from Healthcare Realty Trust (HRT) since May 2002 and eight since May 2003. The four leases had been accounted for as capital leases and the eight leases had been accounted for as operating leases by the Company. As a result of this asset purchase transaction, the HRT leases were terminated. Upon termination of the four capital leases, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased,  which represented a $3.5 million reduction to the cost basis of the purchased assets. Capmark Finance, Inc. provided fixed rate senior mortgage financing of $88.0 million at 6.515% per annum and second mortgage financing of $13.6 million at a variable rate equal to the LIBOR rate plus 325 basis points, rounded up to the nearest .125%, which equaled 8.625% per annum at the closing date. The senior mortgage has a term of five years, (with 1% exit fee if the debt is paid off or refinanced by anyone except Capmark), and monthly interest-only payments for three years and, thereafter, monthly payments of principal and interest based on a 25-year amortization, with the remaining balance due in full in April 2012. The second mortgage has a term of two years with monthly interest-only payments and is due in full in April 2009. The second mortgage has a 1% exit fee if paid off prior to the first anniversary date or a 2% exit fee is paid off after the first anniversary date, unless it is refinanced with Capmark. The exit fees were accrued as additional loan fees included in “Other assets, net” and a long-term liability included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2007. The total Capmark loan commitment of $101.6 million was used to pay the purchase price, transaction and financing costs, and to retire a $600,000 loan, as described below.

At the time of closing, the Company had approximately $32.8 million in loans outstanding with Healthcare Realty Trust, of which $11.4 million was secured by the leases on the 12 communities described above. Of the $11.4 million, $10.8 relates to the Series B Convertible Preferred Stock transaction in which Healthcare Realty Trust loaned such amount to pay the accumulated dividends due upon conversion of the Series B Preferred Stock. As part of this transaction, the $10.8 million loan was acquired by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.

2007 Fretus Communities Purchased

On February 22, 2007, the Company purchased 24 communities consisting of 1,651 units located in six states for a price of $145.1 million, including transaction costs. The Company had leased these communities from Fretus Investors LLC since October 2002. All leases had been accounted for as operating leases. As a result of this asset purchase transaction, the Fretus lease was terminated. Capmark Finance, Inc. provided fixed rate mortgage

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

financing of $132.0 million and variable rate mortgage financing of $8.0 million. The fixed rate component has a term of five years and bears interest at 6.55% per annum (with a 1% exit fee payable if the debt is paid off or refinanced by anyone except Capmark), with monthly interest-only payments for two years and thereafter, monthly payments of principal and interest based on a 25-year amortization. The remaining balance is due in full in February 2012. The variable rate component has a term of three years and interest at 30-day LIBOR plus 1.8%, which was 7.12% at closing, and the same exit fee and payment schedule as for the fixed component. The exit fee was accrued as an additional loan fee included in “Other assets, net” and a long-term liability included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2007.

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest. Mr. Baty held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus. In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to the Company, of which approximately $5.1 million, was used to fund the balance of the purchase price and the balance is available for general business purposes. The short-term debt is due in February 2009, bears interest at 9.0% per annum.

The allocation of the purchase price for the acquisitions discussed above was based on property appraisals. Aggregate purchase cost allocations were as follows (in thousands):

	HCPI	HRT	Fretus
	Acquisition	Acquisition	Acquisition	Total
Land	1,546	13,128	31,447	46,121
Building	23,715	80,912	108,418	213,045
Equipment	3,633	2,581	3,760	9,974
Properties under capital leases, net	-	(17,304)	-	(17,304)	(a)
Restricted deposits	(4,543)	-	-	(4,543)	(b)
Loan fees	790	1,973	2,344	5,107
Long-term debt, net	23,600	101,000	158,000	282,600
Capital lease obligations	-	(20,818)	-	(20,818)	(a)
Other long-term liabilities	472	1,016	1,400	2,888	(c)

(a)
Four HRT properties were accounted for as capital leases. The termination of the leases created a $3.5 million difference between the carrying amount of the leased assets and the lease obligation, which was offset against the cost basis of the four properties acquired in this transaction.

(b)	Restricted deposits held by HCPI were refunded and used to pay a portion of the purchase price.
(c)	The Capmark loans require the payment of exit fees upon retirement or maturity of the debt. These were recorded as loan fees with a corresponding long-term liability.

Debenture Conversion

In February 2007, the Company offered to pay a cash incentive to debenture holders if they elected to convert their debentures into common stock by giving written notice by March 8, 2007. The incentive payment was equal to the amount of interest that the holders would have received if the debentures were held to the maturity date of July 1, 2008.

Of the $26.6 million principal amount of debentures outstanding, holders of $16.1 million principal amount converted their debentures into 732,725 shares of common stock at the debentures’ stated conversion rate of $22.00 per share. Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty. On April 16, 2007, the Company paid the incentive fee of $1.3 million in connection with this conversion, which amount would have been paid in three installments on July 1, 2007, January 1, 2008, and

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

July 1, 2008, if the debentures were held to maturity. The incentive payment was expensed to “Other, net” in the Condensed Consolidated Statement of Operations in the first quarter of 2007.

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Property Group that acquired 22 of a portfolio of 25 properties as of March 31, 2007. The Blackstone JV expects to acquire the three additional properties in the second quarter of 2007 after licensing approvals are obtained.

The Company contributed $704,000 to the Blackstone JV and recorded equity losses of approximately $395,000 and management fee income of approximately $502,000 for the three months ended March 31, 2007.

Senior Med Transaction

The Company owns a 9.5% indirect interest in Senior Med, a pharmacy services provider. In April 2007, the Company received written notice from Walgreen to exercise their purchase option rights and expects to close the transaction by May 31, 2007. The Company will receive approximately $8.5 million in cash for its equity share of the business and record a gain of approximately $7.0 million.

The Company recognized equity losses of $125,000 and $53,000 in its condensed consolidated statements of operations in the line item entitled “Equity losses in unconsolidated joint ventures” for the three months ended March 31, 2007 and 2006, respectively.

Emeritrust Transactions

As a part of a 2003 transaction in which the Company leased a separate group of Emeritrust communities that the Company had managed since 1999, the Company issued seven-year warrants to purchase 500,000 shares of its common stock at an exercise price of $7.60 per share to the owners of the communities, which included Mr. Baty. Warrants to purchase 400,000 shares were exercised in February 2006 and the Company received proceeds of $3.0 million. In March 2006, warrants to purchase 100,000 shares were exercised pursuant to a “net exercise” provision in which the Company issued 69,169 shares to the holders and 30,831 shares were used to pay the exercise price of $760,000, based on a price of $24.65 per share.

Series B Convertible Preferred Stock

On March 6, 2006, we issued 829,597 shares of common stock pursuant to the exercise of warrants for the purchase of 1.0 million common shares. The shares were purchased by the holders of the warrants pursuant to a “net exercise” provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million. We received no cash proceeds from this transaction.

Income (Loss) Per Share

The capital structure of Emeritus includes convertible debentures and stock options. In addition, the capital structure included common stock warrants in prior periods, which were exercised in February and March 2006. Basic net income (loss) per share is computed based on the weighted average shares outstanding and excludes any potential dilution. Net income (loss) per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares. Options and warrants are included using the “treasury stock method” to the extent they are dilutive. Certain shares issuable upon the exercise of stock options and conversion of convertible debentures have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):
	Three Months ended
	March 31,
	2007	2006
Convertible Debentures (1)	475	1,208
Options	1,476	-
	1,951	1,208

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006, and $16.1 million principal amount converted to common stock on March 8, 2007.

Comprehensive Income (Loss)

Comprehensive income (loss) is the same as net income (loss) for the three-month periods ended March 31, 2007 and 2006.

Liquidity
As of March 31, 2007, the Company has a working capital deficit of $54.6 million. The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes, as part of current liabilities, $16.3 million of deferred revenue and unearned rental income. The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for the current portion of debt maturities of $24.2 million due by March 31, 2008, in addition to long-term debt maturities of $61.7 million due after March 2008 but prior to March 31, 2009, which the Company plans to refinance prior to their due dates or pay them off at maturity.

The Company has incurred significant losses since its inception and has an accumulated deficit of $216.7 million as of March 31, 2007. The Company believes these losses have resulted from its early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense primarily from multiple capital leases.

The cash flows from operating activities have not always been sufficient to pay all of the Company’s long-term obligations and the Company has been dependent upon third party financing or disposition of assets to fund operations. The Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

Substantially all of the Company’s debt obligations mature at various dates beginning in March 2008, at which time the Company will need to refinance or otherwise repay the obligations. As a consequence of the Company’s property and lease transactions in 2007, its long-term debt has increased from $86.0 million at December 31, 2006, to $368.5 million at March 31, 2007. The Company’s obligations under operating leases have decreased from $299.3 million to $218.8 million, and its capital lease and financing obligations have decreased from $608.6 million to $582.7 million. Many of the Company’s debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of the Company’s properties. Accordingly, any event of default could cause a material adverse effect on the Company’s financial condition if such debt or leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner. For the three months ended March 31, 2007, the Company was in violation of one or more covenants in certain of its leases, but obtained waivers from the owners such that it was still deemed to be in compliance and thus, were not in default. The waivers expire on April 1, 2008.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued

Based on the Company’s current operating initiatives and the current cash position, management believes that the Company will be able to generate positive operating cash flow, or will have adequate cash reserves, or the ability to obtain adequate financing to cover any potential operating shortfalls and necessary investing and financing activities, including required debt service and capital expenditures for at least the next twelve months.

Discontinued Operations

In December 2005, the Company sold a community in Las Vegas, Nevada. This transaction qualifies for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations for the first quarter of 2006 is reported as a separate line item in the Condensed Consolidated Statements of Operations.

Subsequent Event

As discussed under the caption “Senior Med Transaction,” in April 2007, the Company received written notice from Walgreen to exercise their purchase option rights under the agreement and expect to close the transaction by May 31, 2007. The Company will receive approximately $8.5 million in cash for its equity share of the business and record a gain of approximately $7.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement programs without adversely affecting occupancy levels; increases in interest costs as a result of re-financings; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations, uncertainties related to professional liability claims; and uncertainties about our ability to successfully integrate our company with Summerville Senior Living, Inc. after consummating our pending merger with them. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

From 1995 through 1999, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units. We believe, however, that during this expansion, the assisted living industry became over-built, creating an environment characterized by sluggish or falling occupancy and market resistance to rate increases caused by the oversupply. As a result, in 2000 we began an increased focus first on raising our occupancy and later on rate development, operating efficiencies, and cost controls. This focus continues into 2007.

We believe the operating environment of the assisted living industry has been improving over the past several years resulting in occupancy gains and increases in the average monthly rate. These operating improvements have also resulted in greater access to capital. We believe these dynamics have resulted in the consolidation of smaller local and regional operators into the larger national operators, and anticipate this consolidation of the industry will continue. Because of these circumstances, we have been able to complete several acquisitions or leases in the last several years, although at a slower pace in 2005 and 2006 than in 2003 and 2004. Although opportunities for further expansion have been available over the past two years, we have been selective in our growth as we have seen a sharp increase in market prices. As a result, we have focused more on internal growth through expansion of existing properties and construction of new communities. We currently have expansion projects in ten of our communities and will continue to look at other expansion opportunities where the market conditions are favorable. In addition, we have five development projects in various stages of completion in several locations.

Since the beginning of 2003 through March 31, 2007, we have increased our owned and leased communities by 35 and 51, respectively, for a net increase in our consolidated portfolio of 86. In addition, we have decreased our number of managed communities by 64, thereby increasing our total operated portfolio by 22 communities. Those communities we own and lease, and which are included in our consolidated portfolio, increased from 85 at the beginning of 2003 to 171 at March 31, 2007, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In 2007, we expect to continue our focus on increasing occupancy and rates, as well as reviewing acquisition opportunities that meet our criteria.

The following table sets forth a summary of our property interests:

	As of March 31,		As of December 31,		As of March 31,
	2007		2006		2006
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	53	3,749	10	808	9	707
Leased (2)	118	9,880	161	12,821	161	12,805
Consolidated Portfolio	171	13,629	171	13,629	170	13,512
Managed/Admin Services (3)	9	1,084	11	1,232	12	1,355
Joint Venture/Partnership (4)	22	1,750	21	1,652	1	140
Operated Portfolio	202	16,463	203	16,513	183	15,007

Percentage increase (decrease) (5)	(0.5%)	(0.3%)	10.3%	9.4%	(0.5%)	(0.6%)

(1) Owned communities increased from March 31, 2006, due to the acquisition of one community in Washington acquired in July 2006, 24 communities in six states acquired in February 2007, and 19 communities in six states acquired in March 2007.
(2) Of the 118 leased communities at March 31, 2007, 38 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 66 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet. The remaining 14 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.
(3) Managed communities declined by three from March 31, 2006, because we discontinued management of one community in April 2006, another in January 2007, and reclassified one from managed to the joint venture group in March 2007.
(4) Since March 31, 2006, we have added 21 communities to our joint venture managed group, 20 from the Blackstone joint venture in December 2006, and one additional Blackstone community in March 2007 that was formerly managed by the Company.
(5) The percentage increase (decrease) indicates the change from the prior year, or, in the case of March 31, 2007 and 2006, from the end of the prior year.

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities. We rely primarily on our residents’ ability to pay our charges for services from their own or familial resources and expect that we will do so for the foreseeable future. Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities. In this context, we must be sensitive to our residents’ financial circumstances and remain aware that rates and occupancy are often interrelated.

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

In our consolidated portfolio, our average monthly revenue per unit for the three months ended March 31, 2007, increased to $3,176 from $3,046 for the same period in 2006. This change represents an increase of $130 or 4.3%.

In our consolidated portfolio, our average occupancy rate was 86.3% and 83.9% the three months ended March 31, 2007 and 2006, respectively, an increase of 2.4 percentage points. We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units, as well as our own actions and policies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community, as witnessed by the increase in occupancy rates and average monthly revenue per unit over the past year.

Since our inception in 1993, we have incurred operating losses totaling approximately $216.9 million as of March 31, 2007. We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated. While we have realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until our occupancy stabilizes at levels of approximately 93%. Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

Significant Transactions

From 2004 through 2006, and continuing into 2007, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure. These transactions are summarized in the “Notes to Unaudited Condensed Consolidated Financial Statements” above.

The following table shows the changes in buildings from December 31, 2005, through March 31, 2007, including those transactions described above:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2005		9	161	170	14	184
Isle at Emerald Court	Jan-06	-	-	-	1	1
Park Lane - disposition	Jan-06	-	-	-	(1)	(1)
La Villita - disposition	Mar-06	-	-	-	(1)	(1)
March 31, 2006		9	161	170	13	183
Emerald Estates - disposition	Apr-06	-	-	-	(1)	(1)
June 30, 2006		9	161	170	12	182
Arbor Place	Jul-06	1	-	1	(1)	-
September 30, 2006		10	161	171	11	182
Westlake - management agreement	Dec-06	-	-	-	1	1
JV - management agreements	Dec-06	-	-	-	20	20
December 31, 2006		10	161	171	32	203
Walking Horse Meadows - disposition	Jan-07	-	-	-	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	-	-	-
HRT Purchase	Mar-07	12	(12)	-	-	-
HCPI Purchase	Mar-07	7	(7)	-	-	-
March 31, 2007		53	118	171	31	202

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements. Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known. A detailed discussion of our significant accounting policies and use of estimates is contained in our 2006 Form 10-K filed March 16, 2007.

[The rest of this page is intentionally left blank.]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Statements of Operations as Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our condensed consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

			Period-to-Period
			Percentage
			Change
	Percentage of Revenues		Fav / (Unfav)
			Three Months
	Three Months ended		ended
	March 31,		March 31,
	2007	2006	2007-2006

Revenues:	100.0%	100.0%	9.2%
Expenses:
Community operations*	63.8	65.7	(6.2)
Texas lawsuit settlement	-	(12.1)	N/A
General and administrative	9.2	8.6	(15.8)
Depreciation and amortization	13.2	12.0	(20.1)
Facility lease expense	9.4	10.8	5.0
Total operating expenses	95.6	85.0	(22.8)
Operating income from continuing operations	4.4	15.0	(68.2)
Other income (expense)
Interest income	0.5	0.9	(32.1)
Interest expense	(12.4)	(11.6)	(16.1)
Equity losses in unconsolidated joint ventures	(0.5)	(0.1)	N/A
Other, net	(0.6)	0.5	N/A
Net other expense	(13.0)	(10.3)	(37.7)
Income (loss) from continuing operations
before income taxes	(8.6)	4.7	N/A
Provision for income taxes	(0.2)	-	N/A
Income (loss) from continuing operations	(8.8)	4.7	N/A
Loss from discontinued operations (net of tax)	-	-	N/A
Net income (loss)	(8.8%)	4.7%	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended March 31, 2007 and 2006

Total Operating Revenues:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$109,500	$100,609	$8,891	8.8%
Management fees	877	457	420	91.9%
Total operating revenues	$110,377	$101,066	$9,311	9.2%

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,176	$3,046	$130	4.3%

Average occupancy rate	86.3%	83.9%		2.4	ppt*

* percentage points

Of the increase in revenues of $9.3 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, approximately $4.3 million was due to increases in the average monthly revenue per unit and approximately $4.6 million was due to an increase in occupancy, including an increase of $649,000 from the reopening of our Biloxi community that was temporarily closed due to hurricane damage in 2005.

We continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit. We believe that these initiatives will continue to have a positive impact on operating performance over time.

The increase in management fee revenue is primarily due to the Blackstone Joint Venture, from which we received $502,000 in the three month period ended March 31, 2007, partially offset by several other management agreements that were terminated during and since the three month period ended March 31, 2006

Community Operations:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$70,498	$66,367	$4,131	6.2%
As a percent of revenue	63.8%	65.7%		(1.9)	ppt

Of the $4.1 million increase in community operating expense, $2.7 million was primarily due to increases in labor-related costs. The remaining increase of $1.4 million was primarily related to increases in utilities, food costs, contracted services, insurance, and bad debts.

For the three months ended March 31, 2006, community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

less than the original accrual for the action, which is shown as a separate line item on the condensed consolidated statement of operations and is further discussed under “Legal Proceedings.”

General and Administrative:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$10,114	$8,731	$1,383	15.8%
As a percent of revenue	9.2%	8.6%		.6	ppt

The increase in G&A expenses of $1.4 million was primarily related to staffing costs for regional and corporate overhead positions of approximately $1.1 million and non-cash stock option compensation expenses of approximately $403,000. These increases were partially offset by a decrease in legal fees of $192,000 in 2007 as compared to 2006. In addition, our accounting and consulting fees decreased by $124,000, primarily because project costs in 2007 related to compliance work for internal control requirements under the Sarbanes-Oxley Act of 2002 declined from expense levels in 2006.

Depreciation and Amortization:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$14,589	$12,150	$2,439	20.1%
As a percent of revenue	13.2%	12.0%		1.2	ppt

The increase is primarily the result of the write off of approximately $1.5 million of unamortized lease acquisition costs upon completion of the Fretus, HRT, and HCPI acquisitions and a $159,000 increase in contract acquisition cost amortization from the July 2006 acquisition of one Washington community. In addition, due to the same acquisitions, depreciation expense increased $329,000. The remainder was due to leasehold improvement depreciation on capital expenditures to improve our properties.

Facility Lease Expense:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$10,370	$10,918	$(548)	(5.0%)
As a percent of revenue	9.4%	10.8%		(1.4)	ppt	t

The decrease in facility lease expense of $548,000 was primarily due to the operating lease expense decrease of $629,000 due to the Fretus, HRT, and HCPI acquisitions, partially offset by lease terms that provide for periodic increases in rent. We leased 38 and 77 communities under operating leases as of March 31, 2007 and 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Interest Income:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$591	$871	$(280)	(32.1%)
As a percent of revenue	0.5%	0.9%		(.4)	ppt

The decrease in interest income of $280,000 was primarily attributable to interest earned in 2006 on investments of cash that was received in the sale of our ownership interest in Alterra. In 2007, cash balances were significantly lower than in 2006 as was interest income earned on restricted deposits, which were also lower in 2007 as compared to 2006.

Interest Expense:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$13,615	$11,731	$1,884	16.1%
As a percent of revenue	12.4%	11.6%		0.8	ppt

The increase in interest expense of $1.9 million for the first quarter of 2007 as compared to the comparable period in 2006 is primarily due to an increase of $1.4 million in interest expense from the Fretus, HRT, and HCPI acquisitions and the new Washington community acquired in July 2006, partially offset by reductions in other interest expense due to normal pay downs on mortgages. In addition, in 2006 there was a reduction in our interest payable accrual of $766,000 that was recorded in 2005 due to the settlement of a lawsuit for less than the anticipated amount.

Equity losses in unconsolidated joint ventures:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Equity losses in
unconsolidated joint ventures	$(569)	$(96)	$(473)	492.7%
As a percent of revenue	(0.5%)	(0.1%)		(.4)	ppt

The increase in equity losses in unconsolidated joint ventures of $473,000 is primarily from equity losses in the Blackstone Joint Venture of $395,000 and an increase in equity losses of $72,000 in Senior Healthcare Partners, LLC for the three months ended March 31, 2007.

Other, net:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$(672)	$596	$(1,268)	(212.8%)
As a percent of revenue	(0.6%)	0.5%		(1.1)	ppt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Other, net primarily reflects the incentive payment of $1.3 million related to the early conversion of our Convertible Debentures into common stock, offset by $554,000 of amortization of deferred gains in 2007. The balance in 2006 primarily relates to $554,000 of amortization of deferred gains.
Income taxes:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$276	$10	$266	N/A
As a percent of revenue	0.2%	-		0.2	ppt

The provision for income taxes for the quarter ended March 31, 2007, is principally due to federal taxes on taxable income without the effect of the tax benefit of excess stock compensation deductions of $271,000, which has been recorded as additional paid in capital. The provision for income taxes for the quarter ended March 31, 2006, is principally due to state income and franchise tax liabilities. As of March 31, 2007 and 2006, we have a 100% allowance on our net deferred tax assets.  The valuation allowance increased by $3.4 million since December 31, 2006.

Net Income (Loss) and Property-Related Expense:

In comparing the net income (loss) for the three months ended March 31, 2007 and 2006, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases. These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$14,589	$12,150	$2,439	20.1%
Facility lease expense	10,370	10,918	(548)	(5.0%)
Interest expense	13,615	11,731	1,884	16.1%
Total property-related expense	$38,574	$34,799	$3,775	10.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Three Months ended March 31,
2007	2006	$ Δ	% Δ
(in thousands, except percentages)
Property-related expenses from lease accounting treatment:

Depreciation and amortization	$9,543	$9,699	$(156)	(1.6%)
Interest expense	10,092	10,400	(308)	(3.0%)
Straight-line lease expense	165	266	(101)	(38.0%)
Operating lease expense	10,205	10,652	(447)	(4.2%)
Total property-related lease expense	30,005	31,017	(1,012)	(3.3%)
Actual lease payments	(25,425)	(25,487)	62	(0.2%)
Expense in excess of lease payments	$4,580	$5,530	$(950)	(17.2%)

Our property-related expense associated with our leases exceeded our actual lease payments by $4.6 million and $5.5 million for the three months ended March 31, 2007 and 2006, respectively. The impact of lease accounting declined by $950,000 in the current year quarter from the comparable quarter last year due primarily to the reduction in interest expense on the capital leases due to the normal pay down of the lease obligation. While the lease accounting impact has declined since the comparable quarter last year, the total impact in both periods is significant to our overall operating results. It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases. However, in the quarter ended March 31, 2007, the actual lease payments decreased due to the acquisition transactions discussed in the “Notes to Unaudited Condensed Consolidated Financial Statements’ above.

Loss from Discontinued Operations:

	Three Months ended March 31,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations,
net of tax benefit	$-	$(10)	$10	(100.0%)
As a percent of revenue	-	-		0.0	ppt

The loss from discontinued operations for the three months ended March 31, 2006, is due to the sale of a facility in Nevada.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Of our 171 communities, we have operated 169 communities continuously since January 1, 2006, and define these as “Same Communities.” Generally, in the past, there has been a significant difference between our Same Communities portfolio and our consolidated portfolio and we provided a separate analysis of the Same Communities. Since this disparity no longer exists, any analysis of the Same Communities adds little to the understanding of our business and we will forego any such additional analysis until a meaningful disparity should exist.

Liquidity and Capital Resources

For the three months ended March 31, 2007, net cash provided by operating activities was $6.4 million. The primary components were depreciation and amortization of $14.6 million, incentive payment accrual for early conversion of debentures of $1.3 million, losses in equity investments of $569,000, non-cash stock option compensation of $538,000, allowance for doubtful receivables of $358,000, and amortization of loan fees of $137,000, partially offset by a net change in operating assets and liabilities of $935,000, amortization of deferred gain of $554,000, and $9.7 million of net loss from operations.

Cash used in operating activities was $8.0 million for the three months ended March 31, 2006. The primary components were net increases in operating assets and liabilities of $24.9 million and amortization of deferred gain of $554,000, partially offset by $4.7 million of net income from operations and $12.2 million of depreciation and amortization. The $24.9 million use of cash related to operating assets and liabilities is primarily comprised of the following:

Significant components of changes in operating assets and liabilities:
Three Months Ended March 31,
2006

Reduction of Texas settlement liability accruals, including accrued interest	$(12,973)
Payment of Texas settlement	(5,600)
Texas settlement subtotal	(18,573)
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)
Payment of semi-annual debenture interest	(1,000)
Initial payment of annual insurance premiums	(3,450)
All other activity, net	2,353
Net change in operating assets and liabilities	$(24,870)

The Texas settlement impact of $18.6 million and the federal tax deposits of $4.2 million related to the Alterra transaction gain, a total of $22.8 million, are non-recurring items.

For the three months ended March 31, 2007, cash used in investing activities was $187.4 million. The activities that used cash include $186.4 million for the acquisition or construction of property and equipment and net investment in affiliates and other managed communities of $969,000. Net cash used in investing activities amounted to $4.2 million for the three months ended March 31, 2006, and was comprised primarily of $4.4 million for the acquisition or construction of property and equipment offset by net cash provided of $219,000 from affiliates and other managed communities.

For the three months ended March 31, 2007, net cash provided by financing activities was $190.1 million. Activities resulting in a net cash increase include $283.7 million of proceeds from long-term borrowings and financings, $4.4 million for the decrease in restricted deposits, $271,000 tax benefit of stock compensation, and proceeds from the issuance of common stock of approximately $275,000, partially offset by $96.3 million for repayment of long-term borrowings and financings, and $2.2 million of debt issue and other financing costs. For the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

three months ended March 31, 2006, net cash used in financing activities was $7.0 million, consisting primarily of $10.2 million repayment of long-term borrowings and financings and an increase in restricted deposits of $307,000, partially offset by proceeds from the issuance of common stock of approximately $3.4 million.

As of March 31, 2007, we had a working capital deficit of $54.6 million. We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid. This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit includes, as part of current liabilities, $16.3 million of deferred revenue and unearned rental income. The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for the current portion of debt maturities of $24.2 million due by March 31, 2008, in addition to long-term debt maturities of $61.7 million due after March 2008 but prior to March 31, 2009, which the Company plans to refinance prior to their due dates or pay them off at maturity.

We have incurred significant losses since our inception and have an accumulated deficit of $216.7 million as of March 31, 2007. We believe these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense primarily from multiple capital and financing leases.

Substantially all of our debt obligations mature at various dates beginning in March 2008, at which time we will need to refinance or otherwise repay the obligations. As a consequence of our property and lease transactions in 2007, our long-term debt has increased from $86.0 million at December 31, 2006, to $368.5 million at March 31, 2007. Our obligations under operating leases have decreased from $299.3 million to $218.8 million, and our capital lease and financing obligations have decreased from $608.6 million to $582.7 million. Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor. Such cross-default provisions affect the majority of our properties. Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted. Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow. In addition, we are required to maintain the leased properties in a reasonable and prudent manner. For the three months ended March 31, 2007, we were in violation of one or more covenants in certain of our leases, but obtained waivers from the owners such that we were still deemed to be in compliance and thus, were not in default. The waivers expire on April 1, 2008.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at March 31, 2007, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$368,517	$24,188	$77,177	$160,523	$106,629
Capital lease and financing obligations,
including current portion	582,661	22,030	53,663	67,962	439,006
Operating leases	218,836	29,985	57,394	53,779	77,678
Convertible debentures	10,455	-	10,455	-	-
	$1,180,469	$76,203	$198,689	$282,264	$623,313

The following table summarizes interest on our contractual obligations at March 31, 2007, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$100,517	$26,682	$41,454	$31,108	$1,273
Capital lease and financing obligations	303,999	37,739	70,993	63,521	131,746
Convertible debentures	980	653	327	-	-
	$405,496	$65,074	$112,774	$94,629	$133,019

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We adopted FIN 48 effective January 1, 2007. The adoption of this statement did not have any significant effect on our financial condition, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Impact of Inflation

To date, inflation has not had a significant impact on us. However, inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for a resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. To the extent we rely upon governmental reimbursement programs, we have a limited ability to increase rates. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

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

Net income (loss):
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

Management's Use of Adjusted EBITDA:

We use Adjusted EBITDA to assess our overall financial and operating performance. We believe this non-GAAP measure, as we have defined it, is useful in identifying trends in our day-to-day performance because it excludes items that have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions, which are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending levels are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can influence in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management to review the financial performance of the business on a monthly basis and is used by research analysts and investors to evaluate the performance and value of the companies in our industry.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
•
Depreciation and amortization, while not directly affecting our current cash position, does represent wear and tear and/or reduction in value of our properties. If the cost to maintain our properties exceeds our expected routine capital expenditures, then this could affect our ability to attract and retain long-term residents at our communities.

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

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2007 and 2006:

	Three Months ended March 31,
	2007	2006

Net income (loss)	$(9,735)	$4,727
Provision for income taxes	276	10
Equity losses in unconsolidated joint ventures	569	96
Depreciation and amortization	14,589	12,150
Amortization of deferred gains	(554)	(554)
Non-cash stock option compensation expenses	538	135
Convertible debentures conversion costs	1,329	-
Interest expense	13,615	11,731
Interest income	(591)	(871)
Other non-cash unusual activity:
Reversal of Texas settlement accrued in 2004	-	(12,207)
Adjusted EBITDA	$20,036	$15,217

Subsequent Event

As discussed under the caption “Senior Med Transaction,” in April 2007, we received written notice from Walgreen to exercise their purchase option rights under the agreement and expect to close the transaction by May 31, 2007. We will receive approximately $8.5 million in cash for our equity share of the business and record a gain of approximately $7.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings. At March 31, 2007, we had approximately $45.2 million of variable rate borrowings based on the LIBOR rate. As of March 31, 2007, our weighted average variable rate is 2.81% in excess of the LIBOR rate. For every 1% change in the LIBOR rate, our interest expense will change by approximately $452,000 annually. We also have certain operating lease obligations based on LIBOR, with a LIBOR cap of approximately 5.3%. As of March 31, 2007, the LIBOR rate was at the 5.3% cap and we currently have no variable rate exposure for additional lease expense. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2007. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[The rest of this page is intentionally left blank]

PART II. OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable.

Item 1. Legal Proceedings

From time to time, we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability. Accruals for these claims are based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable. While we cannot predict the results with certainty, except as noted below, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

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

In March 2006, the Texas attorney general’s office began an inquiry into compliance with certain Medicaid regulations at six of our communities in Texas that participate in the Community Based Alternative program of the Texas Department of Aging and Disability. Participation in the program requires eligible rooms to have an area equipped with a sink, refrigerator, cooking appliance, adequate space for food preparation, and storage space for utensils and supplies. An audit by the department revealed that some of the rooms used for residents in the program did not have some or all of those items. We addressed the State's concerns raised in the audits and all rooms were equipped with the above regulatory requirements as of April 2006.

The attorney general’s office originally sought $6.6 million related to the compliance issue, which equates to three times the total amount of all payments made to us by the State of Texas since the inception of our Medicaid contract, plus interest and attorney fees. We took the position with the State that all services for which Medicaid lawfully paid us were provided to the program residents despite the absence of some of the kitchen items and therefore, recovery of the total of all payments made to us was unjustified. As a result of continuing settlement discussions with the attorney general’s office, there is a tentative agreement to settle the claim for approximately $1.9 million.

We recorded a liability of $1.9 million in 2006, as our best estimate of the ultimate outcome based on this tentative agreement. We will assess our liability as final agreements are negotiated and will make adjustments, if any, to our recorded liability as more information becomes available to us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

			Footnote
Number	Description		Number

4.1	Indenture for Debt Securities S-3		(1)
4.12	Indenture for Subordinated Debt Securities S-3		(1)
4.13	Indenture for Convertible Debt Securities S-3		(1)
4.14	Indenture for Subordinated Convertible Debt Securities S-3		(1)
4.15	Form of Debt Securities S-3		(1)
4.16	Form of Subordinated Debt Securities S-3		(1)
4.17	Form of Convertible Debt Securities S-3		(1)
4.18	Form of Subordinated Convertible Debt Securities S-3		(1)
10.12	Purchase of 12 communities consisting of 786 units in five states from Healthcare Realty Trust (HRT)
	10.12.1	Agreement of Sale and Purchase entered into by Sellers HR Acquisition I Corporation, HR Acquisition for
		Pennsylvania, Inc., HR Acquisition of San Antonio LTD., Healthcare Acquisition of Texas, Inc. HRT
		and Emeritus Corporation Holdings, Inc., and Healthcare Reality Trust Incorporated	(3)
	10.12.2	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
		Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $88.0 million	(3)
	10.12.3	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
		Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $13.6 million	(3)
	10.12.4	Promissory Note for $88,000,000;the undersigned limited liability companies and limited partnerships
		(borrower) promises to pay to Capmark Bank (Lender) principal amount	(3)
	10.12.5	Promissory Note for $13,600,000;the undersigned limited liability companies and limited partnerships
		(borrower) promises to pay to Capmark Bank (Lender) principal amount	(3)
	10.12.6	Assisgnment and Assumption of Loan and Loan Documents by and between Healthcare Reality Trust
		Incorporated and Columbia Pacific Opportunity Fund, LP	(3)
10.14	Purchase of 3 communities consisting of 453 units located in South Carolina from Health Care Property
	Investors, Inc. (HCPI)
	10.14.1	Purchase and Sale Agreement and Joint Escrow Instructions by and Between HCPI Trust "Seller" and
		Emeritus Corporation "Buyer"	(3)
	10.14.2	Loan Agreement by and among Emeri-Sky SC LLC, Emerivell SC LLC, and Emeripark SC LLC "Borrowers"
		and CAPMARK BANK	(3)
	10.14.3	Promissory Note $13.12 million Emeri-Sky (Skylyn) promises to pay to the order of CAPMARK BANK	(3)
	10.14.4	Promissory Note $6.0 million Emerivill SC LLC (Village) promises to pay to the order of CAPMARK BANK	(3)
	10.14.5	Promissory Note $4.48 million Emeripark SC LLC (Park) promises to pay to the order of CAPMARK BANK	(3)
10.15	Executive Separation Agreements
	10.15.1	Frank Ruffo	(3)
	10.15.2	Gary Becker	(3)
10.5	Agreement and Plan of Merger dated as of March 29, 2007, by and among Emeritus Corporation,
	Boston Project Acquisition Corp., Summerville Senior Living, Inc. AP Summerville, LLC,
	AP Summerville II, LLC, Daniel R. Baty, and Saratoga Partners IV, L.P.		(2)
10.6	Amended and Restated Shareholders Agreement dated as of March 29, 2007, by and among
	Emeritus Corporation, AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate
	Investment Fund III, L.P., Apollo Real Estate Investment Fund IV, L.P., Daniel R. Baty,
	Catalina General Partnership, L.P., Columbia Select, L.P., B.F., Limited Partnership, Saratoga
	Partners IV, L.P., Saratoga Coinvestment Company, LLC and Saratoga Management Company, LLC.		(2)
10.68	10.68.29	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation	(3)
	10.68.30	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Roanoke	(3)
	10.68.31	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Ravenna	(3)

Footnote
Number	Description	Number
	10.68.32	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisburg	(3)
	10.68.33	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Danville	(3)
	10.68.34	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisonburg	(3)
	10.68.35	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Mechanicsburg	(3)
	10.68.36	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Bloomsburg	(3)
	10.68.37	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Oakwell	(3)
	10.68.38	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Oakwell Medical Center	(3)
	10.68.39	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place McKinney	(3)
	10.68.40	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Henderson	(3)
10.7	Registration Rights Agreement dated as of March 29, 2007, by and among Emeritus Corporation,
	AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate Investment Fund III, L.P.,
	Apollo Real Estate Investment Fund IV, L.P., Daniel R. Baty, Catalina General Partnership, L.P.,
	Columbia Select, L.P., B.F., Limited Partnership, Saratoga Partners IV, L.P., Saratoga Coinvestment
	Company, LLC, Saratoga Management Company, LLC and Granger Cobb.		(2)
10.82	10.82.5	Sixth Amendment to Amended and Restated Master Lease is among Health Care Property Investors, Inc.
		HCPI Trust, Emeritus Realty V, LLC, ESC-LA Casa Grande, LLC, and Texas HCP Holding, LP and together
		with HCP, HCP Trust, ER-V and La Casa Gande "Lessor on the one hand, and Emeritus Corporation
		ESC III, LP, Emeritus Properties II Inc., Emeritus Properties III, Inc., Emeritus Properties V, Inc
		Emeritus Properties XIV, LLC, ESC-Bozeman, LLC, ESC-New Port Richey, LLC "Lessee"on the other hand	(3)

31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 10, 2007.	(3)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 10, 2007.	(3)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 10, 2007.	(3)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 10, 2007.	(3)

Footnotes:

(1)	Incorporated by reference to the indicated exhibit filed with the Company’s Shelf Registration Statement on Form S-3 (File No. 1-14012)
(2)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012)
on April 2, 2007.
(3)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary

Index to Exhibits

10.12	Purchase of 12 communities consisting of 786 units in five states from Healthcare Realty Trust (HRT)
	10.12.1	Agreement of Sale and Purchase entered into by Sellers HR Acquisition I Corporation, HR Acquisition for
Pennsylvania, Inc., HR Acquisition of San Antonio LTD., Healthcare Acquisition of Texas, Inc. HRT
and Emeritus Corporation Holdings, Inc., and Healthcare Reality Trust Incorporated
	10.12.2	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $88.0 million
	10.12.3	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $13.6 million
	10.12.4	Promissory Note for $88,000,000;the undersigned limited liability companies and limited partnerships
(borrower) promises to pay to Capmark Bank (Lender) principal amount
	10.12.5	Promissory Note for $13,600,000;the undersigned limited liability companies and limited partnerships
(borrower) promises to pay to Capmark Bank (Lender) principal amount
	10.12.6	Assisgnment and Assumption of Loan and Loan Documents by and between Healthcare Reality Trust
Incorporated and Columbia Pacific Opportunity Fund, LP
10.14	Purchase of 3 communities consisting of 453 units located in South Carolina from Health Care Property
Investors, Inc. (HCPI)
	10.14.1	Purchase and Sale Agreement and Joint Escrow Instructions by and Between HCPI Trust "Seller" and
Emeritus Corporation "Buyer"
	10.14.2	Loan Agreement by and among Emeri-Sky SC LLC, Emerivell SC LLC, and Emeripark SC LLC "Borrowers"
and CAPMARK BANK
	10.14.3	Promissory Note $13.12 million Emeri-Sky (Skylyn) promises to pay to the order of CAPMARK BANK
	10.14.4	Promissory Note $6.0 million Emerivill SC LLC (Village) promises to pay to the order of CAPMARK BANK
	10.14.5	Promissory Note $4.48 million Emeripark SC LLC (Park) promises to pay to the order of CAPMARK BANK
10.15	Executive Separation Agreements
	10.15.1	Frank Ruffo
	10.15.2	Gary Becker
10.68	10.68.29	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation
	10.68.30	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Roanoke
	10.68.31	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Ravenna
	10.68.32	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisburg
	10.68.33	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Danville
	10.68.34	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisonburg
	10.68.35	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Mechanicsburg
	10.68.36	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Bloomsburg
	10.68.37	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
Kingsley Place Oakwell
	10.68.38	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
Kingsley Place Oakwell Medical Center
	10.68.39	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
Kingsley Place McKinney
	10.68.40	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
Kingsley Place Henderson
10.82	10.82.5	Sixth Amendment to Amended and Restated Master Lease is among Health Care Property Investors, Inc.
HCPI Trust, Emeritus Realty V, LLC, ESC-LA Casa Grande, LLC, and Texas HCP Holding, LP and together with HCP, HCP Trust, ER-V and La Casa Gande "Lessor on the one hand, and Emeritus Corporation
ESC III, LP, Emeritus Properties II Inc., Emeritus Properties III, Inc., Emeritus Properties V, Inc
Emeritus Properties XIV, LLC, ESC-Bozeman, LLC, ESC-New Port Richey, LLC "Lessee"on the other hand

31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 10, 2007.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 10, 2007.
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 10, 2007.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 10, 2007.