Form 10-Q
period 2007-06-30
EMERITUS CORP\WA\
filed 2007-08-09
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were29,572,008 shares of the Registrant’s Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	June 30,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$26,524	$14,049
Short-term investments	2,406	1,883
Trade accounts receivable, net of allowance of $720 and $348	5,099	5,115
Other receivables	4,539	3,488
Tax and maintenance escrows	5,752	7,067
Prepaid workers' compensation	11,165	11,112
Other prepaid expenses	8,326	8,457
Total current assets	63,811	51,171
Long-term investments	6,673	7,504
Property and equipment, net of accumulated depreciation of $171,016 and $151,919	835,450	600,693
Property held for development	1,661	599
Restricted deposits	7,596	12,601
Lease and contract acquisition costs, net of amortization of $17,906 and $14,515	22,370	25,762
Other assets, net	12,903	4,730
Total assets	$950,464	$703,060

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Current portion of long-term debt	$35,071	$2,645
Current portion of capital lease and financing obligations	22,851	22,472
Trade accounts payable	3,869	6,718
Accrued employee compensation and benefits	22,366	21,012
Accrued interest	2,514	1,407
Accrued real estate taxes	4,783	6,225
Accrued professional and general liability	10,417	10,761
Accrued income taxes	1,015	233
Other accrued expenses	7,177	6,469
Deferred revenue	9,037	8,951
Unearned rental income	6,508	6,155
Total current liabilities	125,608	93,048
Long-term debt, less current portion	333,568	83,335
Capital lease and financing obligations, less current portion	556,097	586,174
Convertible debentures	10,455	26,575
Deferred gain on sale of communities	22,693	23,795
Deferred rent	6,707	6,389
Other long-term liabilities	6,820	2,776
Total liabilities	1,061,948	822,092
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 5,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 40,000,000 shares; issued and outstanding
19,015,974 and 18,165,986 shares at June 30, 2007, and December 31, 2006, respectively	2	2
Additional paid-in capital	106,852	87,980
Accumulated deficit	(218,338)	(207,014)
Total shareholders' deficit	(111,484)	(119,032)
Total liabilities and shareholders' deficit	$950,464	$703,060

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues:
Community revenue	$109,845	$103,189	$219,345	$203,798
Management fees	930	484	1,807	941
Total operating revenues	110,775	103,673	221,152	204,739

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	69,513	67,662	140,011	134,029
Texas lawsuit settlement	–	–	–	(12,207)
General and administrative	11,222	8,721	21,336	17,452
Depreciation and amortization	14,606	12,251	29,195	24,401
Facility lease expense	7,482	11,092	17,852	22,010
Total operating expenses	102,823	99,726	208,394	185,685
Operating income from continuing operations	7,952	3,947	12,758	19,054

Other income (expense):
Interest income	601	681	1,192	1,552
Interest expense	(16,945)	(12,475)	(30,560)	(24,206)
Equity gains (losses) in unconsolidated joint ventures	7,065	(396)	6,496	(492)
Other, net	782	562	110	1,158
Net other expense	(8,497)	(11,628)	(22,762)	(21,988)

Loss from continuing operations before income taxes	(545)	(7,681)	(10,004)	(2,934)
Provision for income taxes	(1,044)	100	(1,320)	90
Loss from continuing operations	(1,589)	(7,581)	(11,324)	(2,844)
Loss from discontinued operations (net of tax)	–	(34)	–	(44)
Net loss	$(1,589)	$(7,615)	$(11,324)	$(2,888)

Basic and diluted loss per common share:
Continuing operations	$(0.08)	$(0.42)	$(0.61)	$(0.17)
Discontinued operations	–	–	–	–
	$(0.08)	$(0.42)	$(0.61)	$(0.17)

Weighted average common shares outstanding: - basic and diluted	18,971	17,927	18,674	17,481

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,324)	$(2,888)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	29,195	24,401
Amortization of deferred gain	(1,103)	(1,107)
Amortization of loan fees	591	101
Convertible debenture conversion costs	1,329	–
Allowance for doubtful receivables	565	450
Equity investment losses/(gains) and distributions	939	492
Stock option compensation	1,323	222
Deferred revenue	85	793
Deferred rent	317	500
Other	265	–
Changes in operating assets and liabilities	1,368	(26,986)
Net cash provided by (used in) operating activities	23,550	(4,022)

Cash flows from investing activities:
Acquisition of property and equipment	(195,230)	(6,439)
Construction expenditures - leased properties	(874)	(1,982)
Lease and contract acquisition costs	(972)	(8)
Payments from affiliates and other managed communities	629	606
Investment in affiliates	(359)	(136)
Funds held in escrow	–	(10,834)
Collection of notes receivable	–	27
Net cash used in investing activities	(196,806)	(18,766)

Cash flows from financing activities:
Proceeds from sale of stock	873	3,829
Decrease (increase) in restricted deposits	5,005	(1,210)
Debt issue and other financing costs	(2,981)	(259)
Proceeds from long-term borrowings and financings	284,334	8,449
Repayment of long-term borrowings and financings	(91,674)	(6,357)
Repayment of capital lease and financing obligations	(10,383)	(9,078)
Tax benefit of stock compensation	557	1,074
Net cash provided by (used in) financing activities	185,731	(3,552)
Net increase (decrease) in cash and cash equivalents	12,475	(26,340)
Cash and cash equivalents at the beginning of the period	14,049	56,413
Cash and cash equivalents at the end of the period	$26,524	$30,073

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$29,453	$25,211
Cash paid during the period for taxes	$36	$4,553
Non-cash financing and investing activities:
HRT capital lease buyout	$20,818	$–
Capital lease and financing obligations	$1,503	$730
Conversion of convertible debentures	$16,120	$50
Deferred lease acquisition cost	$–	$179
Debt assumed in acquisitions	$90,000	$–
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model, and litigation.  Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company’s management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position as of June 30, 2007, the results of operations of Emeritus for the three and six months ended June 30, 2007 and 2006, and the cash flows of Emeritus for the six months ended June 30, 2007 and 2006.  The results of operations for the period ended June 30, 2007, are not necessarily indicative of the operating results for the full year.  The Company presumes that those reading this interim financial information have read or have access to its 2006 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s 2006 Form 10-K filed March 16, 2007.  Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Interpretation requires that the Company recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The Company adopted FIN 48 effective January 1, 2007.  The adoption of this statement did not have any significant effect on the Company’s financial condition, results of operations, or cash flows.  As of June 30, 2007, the Company identified unrecognized tax benefits of $269,000 relating to state tax liabilities.  If the unrecognized tax benefits were recognized, it would not have a material affect on the Company’s effective tax rate.  The Company recognizes interest and/or tax penalties related to income tax matters as a component of income tax expense.  The Company believes it has appropriate support for the income tax positions taken or to be taken on tax returns and that the accruals for tax liabilities are adequate for all open years based on an assessment of relevant factors, including past experience and interpretations of tax law applied to the facts of each matter.  The Company’s open years for federal tax returns are 2003 through 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically excepted from the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The effective date for SFAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on its consolidated financial statements, but it is not expected to be significant.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current period presentation.

Stock-Based Compensation

The Company records compensation expense based on fair value for all awards.  The Company recorded stock-based compensation expense based on the fair value of stock options and shares issued under the Employee Stock Purchase (ESP) Plan of approximately $786,000 and $87,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $222,000 for the six months ended June 30, 2007 and 2006, respectively.

Stock-based compensation is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the “vesting period”).  The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one to three year period.  Any unexercised options expire between seven and ten years.  The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.  During the first two quarters of 2007, the Company did not grant any options.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2007 and 2006:

	2007			2006
		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Shares	Price	$(000)	Shares	Price	$(000)
Outstanding at beginning of year	1,510,189	$9.09		1,349,381	$3.81
Granted	–	N/A		45,000	$21.00
Exercised	(106,988)	$5.82	$(2,996)	(185,523)	$3.26	$(3,531)
Canceled	(9,416)	$–		(667)	$3.95

Outstanding at June 30,	1,393,785	$9.31	$30,209	1,208,191	$4.53	$17,175
Options exercisable at June 30,	1,037,808	$6.01	$25,910	1,163,191	$3.90	$17,276
Weighted-average fair value of options granted during second quarter		N/A			$11.67

The weighted average remaining contractual life was 6.7 years at June 30, 2007, for stock options outstanding and exercisable.  As of June 30, 2007, there was $1.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan.  That expense is expected to be recognized over a weighted average period of two years.

The amount of cash received from the exercise of stock options and stock purchased through the ESP Plan was $873,000 and $789,000 in the first six months of 2007 and 2006, respectively.  As of June 30, 2007, there were 171,482 shares available for purchase under the Employee Stock Purchase Plan, 529,166 shares available for grant under the 2006 Equity Incentive Plan, and 169,000 shares available for grant under the 1995 Stock Incentive Plan, which includes director stock options.

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter.  The following table shows the number of shares and purchase price for the first two quarters of 2007 and 2006:

	2007		2006
	Shares	Price	Shares	Price

Quarter 1	4,958	$22.10	4,929	$18.36
Quarter 2	5,317	$26.33	5,882	$15.94

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Expected life from grant date (in months)	3	3	3	3
Risk-free interest rate	4.93%	4.50%	4.88%-4.93%	3.91%-4.50%
Volatility	20.30%	16.50%	19.8%-20.3%	13.5%-16.50%

Proposed Merger

On March 29, 2007, the Company and Summerville Senior Living, Inc. (Summerville) announced they had entered into an agreement and plan of merger (the Agreement) pursuant to which the Company will acquire all of the outstanding stock of Summerville.  Under the terms of the Agreement, up to 8,500,000 shares of the Company’s common stock will be issued to Apollo Real Estate Investment Funds III and IV (the Apollo Funds), two real estate funds managed by Apollo Real Estate Advisors, in satisfaction of certain loans from such entities, to certain employees of Summerville in satisfaction of certain incentive compensation arrangements, and to the stockholders of Summerville, including the Apollo Funds.  Consummation of the transaction is subject to approval by the Company’s shareholders of the issuance of shares of common stock pursuant to the Agreement,  The transaction is anticipated to close in the third quarter of 2007.  The Company has incurred approximately $813,000 in merger-related costs which are recorded in Other assets, net on the balance sheet at June 30, 2007.

Summerville is a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provides independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  Upon completion of the merger, Summerville will be a wholly owned subsidiary of the Company and will retain the brand name in the operation of its communities.  Granger Cobb, President and CEO of Summerville, will assume the titles of President and Co-CEO of Emeritus.  Mr. Cobb and a representative designated by the Apollo Funds will each have a seat on the Company’s board of directors, thus, increasing the size of the board from the current eight members to ten.

After the merger, the Company will operate 286 communities in 36 states comprising 24,623 units with a capacity for over 28,000 residents.  Mr. Baty will continue to serve as chairman and Co-CEO of the Company.  The Company will continue to be traded on the AMEX under the symbol ESC.

2007 HCPI Communities Purchased

On March 26, 2007, the Company completed the purchase of seven communities consisting of 453 units located in South Carolina for approximately $29.0 million, including transaction costs.  Pursuant to the leases described below, the Company had operated these facilities as assisted living and dementia care communities for seniors.

The seven acquired properties were part of an Amended and Restated Master Lease agreement dated September 18, 2002, between Health Care Property Investors, Inc. (HCPI), HCPI affiliates, Emeritus, and Emeritus affiliates.  As a result of this asset purchase transaction, the master lease was amended to remove the purchased communities from the master lease effective March 26, 2007.  The amendment also provided for the return of approximately $4.5 million in cash security deposits held by HCPI, of which approximately $1.2 million is considered a security deposit advance that is repayable in equal monthly installments of $20,000 or more.  The cash security deposits were applied against the purchase price for the seven acquired properties.  This master lease is accounted for as an operating lease by the Company.

Capmark Finance, Inc. (Capmark) provided variable rate mortgage financing of $23.6 million pursuant to a loan agreement dated March 26, 2007, by and among affiliated entities of Emeritus and Capmark Bank (the "Capmark Loan Facility").  Under the Capmark Loan Facility, the variable rate loan has a term of three years and bears interest at 290 basis points over the LIBOR rate, adjusted monthly and rounded upwards to the nearest .125%.  The interest rate on the closing date was 8.22%.  Monthly interest-only payments are required for the first year and, thereafter, monthly payments of principal and interest are based on a 25-year amortization period.  The balance is due in full in April 2010.  The Capmark Loan Facility is secured by all real, personal, and intangible assets used in the operation of the acquired communities.  The loan may be repaid at any time upon written notice, if no events of default are continuing.  The Company paid a 1.0% loan fee at closing and will be required to pay a 2.0% exit fee upon full payment of the loans, unless the loans are refinanced with Capmark.  The loan agreement requires maintenance of a debt service coverage ratio, an aggregate minimum occupancy percentage, and payment of annual capital expenditures of at least $300 per unit.

2007 HRT Communities Purchased

On March 15, 2007, the Company purchased 12 communities consisting of 786 units located in five states for a price of $100.1 million, including transaction costs.  The Company had leased four of these communities from Healthcare Realty Trust (HRT) since May 2002 and eight since May 2003.  The four leases had been accounted for as capital leases and the eight leases had been accounted for as operating leases by the Company.  As a result of this asset purchase transaction, the HRT leases were terminated.  Upon termination of the four capital leases, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represented a $3.5 million reduction to the cost basis of the purchased assets.  Capmark Finance, Inc. provided fixed rate senior mortgage financing of $88.0 million at 6.515% per annum and second mortgage financing of $13.6 million at a variable rate equal to the LIBOR rate plus 325 basis points, rounded up to the nearest .125%, which equaled 8.625% per annum at the closing date.  The senior mortgage has a term of five years, (with 1% exit fee if the debt is paid off or refinanced by anyone except Capmark), and monthly interest-only payments for three years and, thereafter, monthly payments of principal and interest based on a 25-year amortization, with the remaining balance due in full in April 2012.  The second mortgage has a term of two years with monthly interest-only payments and is due in full in April 2009.  The second mortgage has a 1% exit fee if paid off prior to the first anniversary date or a 2% exit fee is paid off after the first anniversary date, unless it is refinanced with Capmark.  The second mortgage of $13.6 million was repaid in July 2007.  The total Capmark loan commitment of $101.6 million was used to pay the purchase price, transaction and financing costs, and to retire a $600,000 loan, as described below.

At the time of closing, the Company had approximately $32.8 million in loans outstanding with Healthcare Realty Trust, of which $11.4 million was secured by the leases on the 12 communities described above.  Of the $11.4 million, $10.8 relates to the June 2005 Series B Convertible Preferred Stock transaction in which Healthcare Realty

Trust loaned such amount to enable us to pay the accumulated dividends due upon conversion of the Series B Preferred Stock.  As part of this transaction, the $10.8 million loan was acquired by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.  The $10.8 million loan was repaid in July 2007.

2007 Fretus Communities Purchased

On February 22, 2007, the Company purchased 24 communities consisting of 1,651 units located in six states for a price of $145.1 million, including transaction costs.  The Company had leased these communities from Fretus Investors LLC since October 2002.  All leases had been accounted for as operating leases.  As a result of this asset purchase transaction, the Fretus lease was terminated.  Capmark Finance, Inc. provided fixed rate mortgage financing of $132.0 million and variable rate mortgage financing of $8.0 million.  The fixed rate component has a term of five years and bears interest at 6.55% per annum (with a 1% exit fee payable if the debt is paid off or refinanced by anyone except Capmark), with monthly interest-only payments for two years and thereafter, monthly payments of principal and interest based on a 25-year amortization.  The remaining balance is due in full in February 2012.  The variable rate component has a term of three years and interest at 30-day LIBOR plus 1.8%, which was 7.12% at closing, and the same exit fee and payment schedule as for the fixed component.  The variable rate loan of $8.0 million was repaid in July 2007.

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest.  Mr. Baty held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus.  In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to the Company, of which approximately $5.1 million, was used to fund the balance of the purchase price and the balance is available for general business purposes.  The short-term debt is due in February 2009 and bears interest at 9.0% per annum.  The $18.0 million short-term financing was repaid in July 2007.

The allocation of the purchase price for the acquisitions discussed above was based on property appraisals.  Aggregate purchase cost allocations and related financings were as follows (in thousands):

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

Of the $26.6 million principal amount of debentures outstanding, holders of $16.1 million principal amount converted their debentures into 732,725 shares of common stock at the debentures’ stated conversion rate of $22.00 per share.  Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  On April 16, 2007, the Company paid the incentive fee of $1.3 million in connection with this conversion, which amount would have been paid in three installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity.  The incentive payment was expensed to “Other, net” in the Condensed Consolidated Statement of Operations in the first quarter of 2007.

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Estate Advisors that was organized in December 2006 and acquired a portfolio of 25 properties as of June 30, 2007.  The Company contributed an additional $970,000 to the Blackstone JV in 2007 and recorded equity losses of approximately $450,000 and $845,000 for the three and six months ended June 30, 2007, respectively.  The Company recorded management fee income of approximately $564,000 and $1.1 million for the three and six months ended June 30, 2007, respectively.

Senior Med Transaction

The Company owned a 9.5% indirect interest in Senior Med, a pharmacy services provider.  In April 2007, the Company received written notice from Walgreens, the majority owner of the entity that owns Senior Med, exercising its purchase option rights.  The transaction closed on May 31, 2007.  The Company received approximately $8.8 million in cash for its equity share of the business and recorded a gain of approximately $7.7 million.  The Company has no further ownership interest in Senior Med.

Exclusive of the equity gain mentioned in the previous paragraph, the Company recognized equity losses of $113,000 and $355,000 in its condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, respectively, and equity losses of $237,000 and $407,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in the line item entitled “Equity gains (losses) in unconsolidated joint ventures.”

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

Exercise of Common Stock Warrants

On March 6, 2006, the Company issued 829,597 shares of common stock pursuant to the exercise of warrants for the purchase of 1.0 million common shares.  The shares were purchased by the holders of the warrants pursuant to a

“net exercise” provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million.  No cash proceeds were received from this transaction.

Loss Per Share

The capital structure of Emeritus includes convertible debentures and stock options.  In addition, the capital structure included common stock warrants in prior periods, which were exercised in February and March 2006.  Basic loss per share is computed based on the weighted average shares outstanding and excludes any potential dilution.  Net loss per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares.  Options are included using the “treasury stock method” to the extent they are dilutive.  Certain shares issuable upon the exercise of stock options and conversion of convertible debentures have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months ended		Six Months ended
	June 30,		June, 30,
	2007	2006	2007	2006
Convertible Debentures (1)	475	1,208	475	1,208
Options	1,394	1,208	1,394	1,208
	1,869	2,416	1,869	2,416

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006, and $16.1 million principal amount converted to common stock on March 8, 2007.

Comprehensive Loss

Comprehensive loss is the same as net loss for the three-month and six-month periods ended June 30, 2007 and 2006.

Liquidity

As of June 30, 2007, the Company has a working capital deficit of $61.8 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $15.5 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for the current portion of debt maturities of $35.1 million due by June 30, 2008, in addition to long-term debt maturities of $46.8 million due after June 2008 but prior to June 30, 2009, which the Company plans to refinance prior to their due dates or pay them off at maturity.

The Company has incurred significant losses since its inception and has an accumulated deficit of $218.3 million as of June 30, 2007.  The Company believes these losses have resulted from its early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense primarily from multiple capital leases.

The cash flows from operating activities have not always been sufficient to pay all of the Company’s long-term obligations and the Company has been dependent upon third party financing or disposition of assets to fund operations.  The Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

Substantially all of the Company’s debt obligations mature at various dates beginning in March 2008, at which time the Company will need to refinance or otherwise repay the obligations.  As a consequence of the Company’s property and lease transactions in 2007, its long-term debt has increased from $86.0 million at December 31, 2006, to $368.6 million at June 30, 2007.  The Company’s obligations under operating leases have decreased from $299.3 million to $211.2 million, and its capital lease and financing obligations have decreased from $608.6 million to $578.9 million.  Many of the Company’s debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company’s financial condition if such debt or leases are cross-defaulted.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner.  For the six months ended June 30, 2007, the Company was in violation of one or more covenants in certain of its leases, but obtained waivers from the owners such that it was still deemed to be in compliance and thus, were not in default.  The waivers expire on July 1, 2008.

Based on the Company’s current operating initiatives, the public offering completed in July 2007 (see “Subsequent Events” below), and the current cash position, management believes that the Company will be able to generate positive operating cash flow, or will have adequate cash reserves, or the ability to obtain adequate financing to cover any potential operating shortfalls and necessary investing and financing activities, including required debt service and capital expenditures for at least the next twelve months.

Pending Acquisitions

On June 8, 2007, the Company entered into a definitive agreement to acquire, for an aggregate purchase price of $88 million (excluding closing costs), a total of nine communities, consisting of 711 units located in the State of New York, that the Company currently leases.  On June 14, 2007, the Company entered into definitive agreements to acquire, for an aggregate purchase price of $24.5 million (excluding closing costs), a total of three communities, consisting of 431 units in the State of Florida, that the Company currently leases.  On June 14, 2007, the Company entered into a definitive agreement to acquire, for an aggregate purchase price of $482.5 million (excluding closing costs), a total of 40 communities, consisting of 3,643 units located in 19 states.  Of these communities, the Company currently leases 32 communities and Summerville currently leases 8 communities.  The Company intends to complete these transactions in the third quarter of 2007.  The Company made deposits of approximately $5.2 million related to these proposed acquisitions which is recorded in Other assets, net on the balance sheet at June 30, 2007.

Subsequent Events

On July 3, 2007, the Company closed the public offering of 11,000,000 shares of common stock, of which 10,500,000 shares were sold by the Company and 500,000 shares were sold by certain selling shareholders.  The Company received net proceeds of approximately $305.3 million after closing costs.  The Company has incurred approximately $773,000 in offering-related costs which are recorded in Other assets, net on the balance sheet at June 30, 2007.

On July 27, 2007, the Company received notice from the underwriters of the public offering discussed in the previous paragraph that they have elected to exercise the over-allotment option specified in the Underwriting Agreement to purchase 800,800 additional shares of common stock from the Company.  The closing date of the purchase was August 2, 2007, and the Company received net proceeds of $23.4 million after closing costs.

On August 6, 2007, the Company closed on the acquisition of the three Florida communities mentioned above under “Pending Acquisitions.”  The final purchase price was $24.5 million, excluding closing costs.  The Company had leased these communities from Health Care REIT, Inc. and affiliates under two different master leases dated September 30, 2003, and September 30, 2004.  The leases have been accounted for as capital leases.  The annual base rent for the three communities was approximately $2.5 million as of the closing date.  As a result of this asset purchase transaction, the master leases were modified to remove the communities from these leases.  Upon termination of the capital lease for the three communities, the difference between the carrying amount of the leased assets and the lease obligation will be recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $3.2 million to the cost basis of the purchased assets.  An affiliate of General Electric Capital Corporation (“GECC”) provided variable rate mortgage financing of approximately $19.6 million pursuant to a Credit Agreement dated August 6, 2007, by and between affiiliates of Emeritus Corporation and GECC.  The variable rate mortgage has a term of five years with interest at 30-day LIBOR plus 1.5%, which was 6.83% at closing.  Monthly interest-only payments are due for the first three years and thereafter, monthly payments of principal and interest will be based on a 25-year amortization schedule.  The balance on the loan is due in full in August 2012.  The indebtedness outstanding under the GECC loan may be accelerated under customary circumstances, including payment defaults, and is secured by all real, personal, and intangible assets used in the operation of the three communities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:  A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances, operations, and prospects, which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as:  the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charges in accordance with our rate enhancement programs without adversely affecting occupancy levels; increases in interest costs as a result of re-financings; our ability to control community operation expenses, including insurance and utility costs, without adversely affecting the level of occupancy and the level of resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations, uncertainties related to professional liability claims; and uncertainties about our ability to successfully integrate our company with Summerville Senior Living, Inc. after consummating our pending merger with them.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area.  These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission (SEC), including “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We believe the operating environment of the assisted living industry has been improving over the past several years resulting in occupancy gains and increases in the average monthly rate.  These operating improvements have also resulted in greater access to capital.  We believe these dynamics have resulted in the consolidation of smaller local and regional operators into the larger national operators, and anticipate this consolidation of the industry will continue.  Because of these circumstances, we have been able to complete several acquisitions or leases in the last several years, although at a slower pace in 2005 and 2006 than in 2003 and 2004.  So far in 2007, we have acquired 43 communities that we previously had leased.  Although opportunities for further expansion have been available over the past two years, we have been selective in our growth as we have seen a sharp increase in market prices.  As a result, we have focused more on internal growth through expansion of existing properties and construction of new communities.  We currently have expansion projects underway in ten of our communities and will continue to look at other expansion opportunities where the market conditions are favorable.  In addition, we have five development projects in various stages of completion in several locations.

From the beginning of 2003 through June 30, 2007, we have increased our owned and leased communities by 35 and 51, respectively, for a net increase in our consolidated portfolio of 86.  In addition, we have decreased our number of managed communities by 61, thereby increasing our total operated portfolio by 25 communities.  Those communities we own and lease, and which are included in our consolidated portfolio, increased from 85 at the

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

beginning of 2003 to 171 at June 30, 2007, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2007, we expect to continue our focus on increasing occupancy and rates, as well as reviewing acquisition opportunities that meet our criteria.

The following table sets forth a summary of our property interests:

	As of June 30,		As of December 31,		As of June 30,
	2007		2006		2006
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	53	3,698	10	808	9	707
Leased (2)	118	9,931	161	12,821	161	12,821
Consolidated Portfolio	171	13,629	171	13,629	170	13,528
Managed/Admin Services (3)	9	1,084	11	1,232	11	1,235
Joint Venture/Partnership (4)	25	1,975	21	1,652	1	140
Operated Portfolio	205	16,688	203	16,513	182	14,903

Percentage increase (decrease) (5)	1.0%	1.1%	10.3%	9.4%	(1.1%)	(1.3%)

(1)   Owned communities increased from June 30, 2006, due to the acquisition of one community in Washington acquired in July 2006, 24 communities in six states acquired in February 2007, and 19 communities in six states acquired in March 2007.

(2)   Of the 118 leased communities at June 30, 2007, 38 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 66 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.  The remaining 14 leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

(3)   Managed communities declined by two from June 30, 2006, because we discontinued management of one community in January 2007 and reclassified one from managed to the joint venture group in March 2007.

(4)   Since June 30, 2006, we have added 24 communities to our joint venture managed group, 20 from the Blackstone joint venture in December 2006, and one additional Blackstone community in March 2007 that was formerly managed by the Company, and an additional three communities acquired by Blackstone in May 2007.

(5) The percentage increase (decrease) indicates the change from the prior year, or, in the case of June 30, 2007 and 2006, from the end of the prior year.

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

In evaluating the rate component, we generally rely on the average monthly revenue per occupied unit, computed by dividing the total revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we generally rely on an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.  We evaluate these and other operating components for our consolidated portfolio, which includes the communities we own and lease, and our operating portfolio, which also includes the communities we manage.

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

The table below shows for our consolidated portfolio our average monthly revenue per occupied unit and occupancy rate for the three and six months ended June 30, 2007 and 2006:

	Three Months ended June 30,					Six Months ended June 30,
	2007	2006	$ Δ	% Δ		2007	2006	$ Δ	% Δ
Average monthly revenue
per occupied unit	$3,202	$3,081	$121	3.9%		$3,189	$3,064	$125	4.1%

Average occupancy rate	85.9%	84.6%		1.3	ppt*	86.1%	84.2%		1.9	ppt*

* percentage points

We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units, as well as our own actions and policies.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community, as witnessed by the increase in occupancy rates and average monthly revenue per unit over the past year.

Since our inception in 1993, we have incurred operating losses totaling approximately $218.3 million as of June 30, 2007.  We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.   While we have realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until our occupancy stabilizes.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

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

The following table shows the changes in buildings from December 31, 2005, through June 30, 2007, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2005		9	161	170	14	184
Isle at Emerald Court	Jan-06	–	–	–	1	1
Park Lane – disposition	Jan-06	–	–	–	(1)	(1)
La Villita – disposition	Mar-06	–	–	–	(1)	(1)
March 31, 2006		9	161	170	13	183
Emerald Estates – disposition	Apr-06	–	–	–	(1)	(1)
June 30, 2006		9	161	170	12	182
Arbor Place	Jul-06	1	–	1	(1)	-
September 30, 2006		10	161	171	11	182
JV – management agreements	Dec-06	–	–	–	21	21
December 31, 2006		10	161	171	32	203
Walking Horse Meadows – disposition	Jan-07	–	–	–	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	–	–	–
HRT Purchase	Mar-07	12	(12)	–	–	–
HCPI Purchase	Mar-07	7	(7)	–	–	–
March 31, 2007		53	118	171	31	202
Additional JV– management agreements	May-07	–	–	–	3	3
June 30, 2007		53	118	171	34	205

[The rest of this page is intentionally left blank.]

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Summary of Significant Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model, and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and use of estimates is contained in our 2006 Form 10-K filed March 16, 2007, and there have been no material changes since then.

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

					Period-to-Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Six Months
	Three Months ended		Six Months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2007	2006	2007	2006	2007-2006	2007-2006

Revenues:	100.0%	100.0%	100.0%	100.0%	6.9%	8.0%
Expenses:
Community operations*	62.7	65.3	63.3	65.5	(2.7)	(4.5)
Texas lawsuit settlement	–	–	–	(6.0)	N/A	N/A
General and administrative	10.1	8.4	9.6	8.5	(28.7)	(22.3)
Depreciation and amortization	13.2	11.8	13.2	11.9	(19.2)	(19.6)
Facility lease expense	6.8	10.7	8.1	10.8	32.5	18.9
Total operating expenses	92.8	96.2	94.2	90.7	(3.1)	(12.2)
Operating income from continuing operations	7.2	3.8	5.8	9.3	101.5	(33.0)
Other income (expense)
Interest income	0.5	0.7	0.5	0.8	(11.7)	(23.2)
Interest expense	(15.3)	(12.0)	(13.8)	(11.9)	(35.8)	(26.2)
Equity gains (losses) in unconsolidated joint ventures	6.4	(0.4)	3.0	(0.2)	N/A	N/A
Other, net	0.7	0.5	-	0.6	39.1	(90.5)
Net other expense	(7.7)	(11.2)	(10.3)	(10.7)	26.9	(3.5)
Loss from continuing operations
before income taxes	(0.5)	(7.4)	(4.5)	(1.4)	N/A	(241.0)
Provision for income taxes	(0.9)	0.1	(0.6)	-	N/A	N/A
Loss from continuing operations	(1.4)	(7.3)	(5.1)	(1.4)	N/A	(298.2)
Loss from discontinued operations (net of tax)	–	–	–	–	N/A	100.0
Net loss	(1.4%)	(7.3%)	(5.1%)	(1.4%)	N/A	(292.1%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the three months ended June 30, 2007 and 2006

Total Operating Revenues:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$109,845	$103,189	$6,656	6.5%
Management fees	930	484	446	92.1%
Total operating revenues	$110,775	$103,673	$7,102	6.9%

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,202	$3,081	$121	3.9%

Average occupancy rate	85.9%	84.6%		1.3	ppt*

* percentage points

Of the $7.1 million increase in revenues for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, approximately $4.0 million was due to increases in the average monthly revenue per occupied unit and approximately $2.6 million was due to an increase in occupancy, including an increase of $355,000 from the reopening of our Biloxi community that was temporarily closed due to hurricane damage in 2005.

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

The increase in management fee revenue is primarily due to the Blackstone joint venture, from which we received $564,000 in the three month period ended June 30, 2007.

Community Operations:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$69,513	$67,662	$1,851	2.7%
As a percent of revenue	62.7%	65.3%		(2.6	)ppt

Of the $1.9 million increase in community operating expense, $2.5 million was primarily due to increases in labor-related costs.  The remaining decrease of $624,000 was primarily related to decreases in insurance, management fees, and property taxes, partially offset by increases in food costs, contracted services, cable television services, and various other similar operating expenses.  Included in this net increase was a $2.8 million decrease in professional and general liability insurance expense in 2007 based upon an actuarial valuation report compared to a similar decrease of $1.7 million in the comparable period of 2006.

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

General and Administrative:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$11,222	$8,721	$2,500	28.7%
As a percent of revenue	10.1%	8.4%		1.7	ppt	t

The growth in general and administrative expenses of $2.5 million was primarily related to staffing costs for regional and corporate overhead positions, which is comprised of increases in the number of personnel andin average salaries, increases in incentive compensation expenses, and merger-related severance pay.  This increase reflects approximately $1.1 million of merger-related severance pay, $864,000 in salaries and benefits, $182,000 in incentive compensation expenses, and non-cash stock option compensation expenses of approximately $699,000, partially offset by a decrease in legal fees of $610,000 in 2007 as compared to 2006, primarily as a result of legal fees related to the Texas Medicaid dispute in 2006 as discussed under “Legal Proceedings.”

Depreciation and Amortization:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$14,606	$12,251	$2,355	19.2%
As a percent of revenue	13.2%	11.8%		1.4	ppt

The increase in depreciation and amortization expense of $2.4 million resulted primarily from an increase in depreciation expense of $2.0 million upon completion of the Fretus, HRT, and HCPI acquisitions.  The remainder was due to leasehold improvement depreciation on capital expenditures to improve our properties.

Facility Lease Expense:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$7,482	$11,092	$(3,610)	(32.5%)
As a percent of revenue	6.8%	10.7%		(3.9	)ppt

The decrease in facility lease expense of $3.6 million was primarily due to the operating lease expense decrease of $3.7 million due to the Fretus, HRT, and HCPI acquisitions, partially offset by lease terms that provide for periodic increases in rent.  We leased 38 and 77 communities under operating leases as of June 30, 2007 and 2006, respectively.

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Interest Income:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$601	$681	$(80)	(11.7%)
As a percent of revenue	0.5%	0.7%		(.2	)ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits, both of which were lower in the second quarter of 2007 as compared to the second quarter of 2006, resulting in a decline in interest income.

Interest Expense:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$16,945	$12,475	$4,470	35.8%
As a percent of revenue	15.3%	12.0%		3.3	ppt

The increase in interest expense of $4.5 million for the second quarter of 2007 as compared to the comparable period in 2006 is primarily due to an increase of $4.8 million in interest expense from the Fretus, HRT, and HCPI acquisitions and the new Washington community acquired in July 2006, partially offset by reductions in other interest expense due to normal pay downs on loans and mortgages.

Equity Gains (Losses) in Unconsolidated Joint Ventures:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Equity gains (losses) in
unconsolidated joint ventures	$7,065	$(396)	$7,461	(1,884.1%)
As a percent of revenue	6.4%	(0.4%)		6.8	ppt

The increase in equity gains (losses) in unconsolidated joint ventures of $7.5 million primarily reflects net equity gains of $7.7 million recognized in connection with the Company’s divestiture of its investment in Senior Med, partially offset by equity losses in Senior Med of $113,000 and the Blackstone joint venture of $450,000 for the three months ended  June 30, 2007.

Other, net:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$782	$562	$220	39.1%
As a percent of revenue	0.7%	0.5%		.2	ppt

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Other, net primarily reflects $549,000 of amortization of deferred gains in 2007 and an increase of $189,000 on our investment for our non-qualified compensation plan.  The balance in 2006 primarily relates to $553,000 of amortization of deferred gains.

Income Taxes:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$1,044	$(100)	$1,144	N/A
As a percent of revenue	0.9%	(0.1%)		1.0	ppt

The provision for income taxes for the quarter ended June 30, 2007, is principally due to federal taxes on estimated taxable income, primarily related to the gain from the Senior Med transaction and without the effect of the tax benefit of excess stock compensation deductions of $286,000, which has been recorded as additional paid in capital.  As of June 30, 2007 and 2006, we have a 100% allowance on our net deferred tax assets.
Net Loss and Property-Related Expense:

In comparing the net loss for the three months ended June 30, 2007 and 2006, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$14,606	$12,251	$2,355	19.2%
Facility lease expense	7,482	11,092	(3,610)	(32.5%)
Interest expense	16,945	12,475	4,470	35.8%
Total property-related expense	$39,033	$35,818	$3,215	9.0%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$9,210	$9,727	$(517)	(5.3%)
Interest expense	9,557	10,359	(802)	(7.7%)
Straight-line lease expense	153	245	(92)	(37.6%)
Operating lease expense	7,329	10,847	(3,518)	(32.4%)
Total property-related lease expense	26,249	31,178	(4,929)	(15.8%)
Actual lease payments	(22,025)	(25,847)	3,822	(14.8%)
Expense in excess of lease payments	$4,224	$5,331	$(1,107)	(20.8%)

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Our property-related expense associated with our leases exceeded our actual lease payments by $4.2 million and $5.3 million for the three months ended June 30, 2007 and 2006, respectively.  The impact of lease accounting declined by $1.1 million in the current year quarter from the comparable quarter last year due primarily to the reduction in interest expense on the capital leases in connection with the normal pay down of the lease obligation and the termination of leases from the acquisition of the Fretus, HRT, and HCPI communities.  While the lease accounting impact has declined since the comparable quarter last year, the total impact in both periods is significant to our overall operating results.  It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the quarter ended June 30, 2007, the actual lease payments decreased due to the acquisition transactions discussed in the “Notes to Unaudited Condensed Consolidated Financial Statements” above.

[The rest of this page is intentionally left blank.]

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the six months ended June 30, 2007 and 2006

Total Operating Revenues:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Total community revenues	$219,345	$203,798	$15,547	7.6%
Management fees	1,807	941	866	92.0%
Total operating revenues	$221,152	$204,739	$16,413	8.0%

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,189	$3,064	$125	4.1%

Average occupancy rate	86.1%	84.2%		1.9	ppt*

Of the $16.4 million increase in revenues for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, approximately $8.3 million was due to increases in the average monthly revenue per occupied unit and approximately $7.2 million was due to an increase in occupancy, including an increase of $1.0 million from the reopening of our Biloxi community that was temporarily closed due to hurricane damage in 2005.

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

The increase in management fee revenue is primarily due to the Blackstone joint venture, from which we recognized $1.1 million in the six month period ended June 30, 2007, partially offset by several other management agreements that were terminated during and since the six month period ended June 30, 2006

Community Operations:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$140,011	$134,029	$5,982	4.5%
As a percent of revenue	63.3%	65.5%		(2.2	)ppt

Of the $6.0 million increase in community operating expense, $5.2 million was primarily due to increases in labor-related costs.  The remaining increase of $809,000 was primarily related to increases in food costs, contracted services, and utilities.  Included in this net increase was a $2.8 million decrease in professional and general liability insurance expense in 2007 based upon an actuarial valuation report compared to a similar decrease of $1.7 million in the comparable period of 2006.

For the six months ended June 30, 2006, community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount less

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

than the original accrual for the action, which is shown as a separate line item on the condensed consolidated statement of operations and is further discussed under “Legal Proceedings.”

General and Administrative:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$21,336	$17,452	$3,884	22.3%
As a percent of revenue	9.6%	8.5%		1.1	ppt

The increase in general and administrative expenses of $3.9 million was primarily related to staffing costs for regional and corporate overhead positions, which is comprised of increases in the number of personnel and in average salaries, increases in incentive compensation expenses, and merger-related severance pay.  This increase reflects approximately $1.3 million of salaries and benefits, $896,000 in incentive compensation expenses, $1.1 million of merger-related severance pay, and non-cash stock option compensation expenses of approximately $1.1 million.  These increases were partially offset by a decrease in legal fees of $802,000 in 2007 as compared to 2006, primarily as a result of legal fees related to the Texas Medicaid dispute in 2006 as discussed under “Legal Proceedings.”

Depreciation and Amortization:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$29,195	$24,401	$4,794	19.6%
As a percent of revenue	13.2%	11.9%		1.3	ppt

The increase in depreciation and amortization expense of $4.8 million is primarily the result of the write off of approximately $1.5 million of unamortized lease acquisition costs upon completion of the Fretus, HRT, and HCPI acquisitions and a $317,000 increase in contract acquisition cost amortization from the July 2006 acquisition of one Washington community.  In addition, due to the same acquisitions, depreciation expense increased $2.3 million.  The remainder was due to leasehold improvement depreciation on capital expenditures to improve our properties.

Facility Lease Expense:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$17,852	$22,010	$(4,158)	(18.9%)
As a percent of revenue	8.1%	10.8%		(2.7	)ppt

The decrease in facility lease expense of $4.2 million was primarily due to the operating lease expense decrease of $4.4 million due to the Fretus, HRT, and HCPI acquisitions, partially offset by lease terms that provide for periodic increases in rent.  We leased 38 and 77 communities under operating leases as of June 30, 2007 and 2006, respectively.

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Interest Income:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$1,192	$1,552	$(360)	(23.2%)
As a percent of revenue	0.5%	0.8%		(.3	)ppt

The decrease in interest income of $360,000 was primarily attributable to interest earned in 2006 on investments of cash that was received in the sale of our ownership interest in Alterra.  In 2007, cash balances were lower than in 2006 as was interest income earned on restricted deposits, which were also lower in 2007 as compared to 2006.

Interest Expense:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$30,560	$24,206	$6,354	26.2%
As a percent of revenue	13.8%	11.9%		1.9	ppt

The increase in interest expense of $6.4 million is primarily due to an increase of $6.1 million in interest expense from the Fretus, HRT, and HCPI acquisitions and the new Washington community acquired in July 2006, partially offset by reductions in other interest expense due to normal pay downs on loans and mortgages.  In addition, in 2006 there was a reduction in our interest payable accrual of $766,000, which was originally recorded in 2005, due to the settlement of a lawsuit for less than the anticipated amount.

Equity Gains (Losses) in Unconsolidated Joint Ventures:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Equity gains (losses) in
unconsolidated joint ventures	$6,496	$(492)	$6,988	(1,420.3%)
As a percent of revenue	3.0%	(0.2%)		3.2	ppt

The increase in equity gains (losses) in unconsolidated joint ventures of $7.0 million is primarily from net equity gains of $7.7 million recognized in conjunction with the Company’s divestiture of its investment in Senior Med, partially offset by equity losses in Senior Med of $237,000 and in the Blackstone joint venture of $845,000 for the six months ended June 30, 2007.

Other, net:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$110	$1,158	$(1,048)	(90.5%)
As a percent of revenue	–	0.6%		(.6	)ppt

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Other, net primarily reflects the incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of our convertible debentures into common stock, offset by $1.1 million of amortization of deferred gains in 2007.  The balance in 2006 primarily relates to $1.1 million of amortization of deferred gains.

Income Taxes:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$1,320	$(90)	$1,410	N/A
As a percent of revenue	0.6%	–		0.6	ppt

The provision for income taxes for the six months ended June 30, 2007, is principally due to federal taxes on estimated taxable income, primarily related to the gain from the Senior Med transaction and without the effect of the tax benefit of excess stock compensation deductions of $557,000, which has been recorded as additional paid in capital.  As of June 30, 2007 and 2006, we have a 100% allowance on our net deferred tax assets.

Net Loss and Property-Related Expense:

In comparing the net loss for the six months ended June 30, 2007 and 2006, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Six Months ended June 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$29,195	$24,401	$4,794	19.6%
Facility lease expense	17,852	22,010	(4,158)	(18.9%)
Interest expense	30,560	24,206	6,354	26.2%
Total property-related expense	$77,607	$70,617	$6,990	9.9%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$18,753	$19,426	$(673)	(3.5%)
Interest expense	19,649	20,759	(1,110)	(5.3%)
Straight-line lease expense	317	512	(195)	(38.1%)
Operating lease expense	17,535	21,498	(3,963)	(18.4%)
Total property-related lease expense	56,254	62,195	(5,941)	(9.6%)
Actual lease payments	(47,450)	(51,335)	3,885	(7.6%)
Expense in excess of lease payments	$8,804	$10,860	$(2,056)	(18.9%)

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Our property-related expense associated with our leases exceeded our actual lease payments by $8.8 million and $10.9 million for the six months ended June 30, 2007 and 2006, respectively.  The impact of lease accounting declined by $2.1 million in the first two quarters of the current year from the comparable period last year due primarily to the reduction in interest expense on the capital leases in connection with the normal pay down of the lease obligation and the termination of leases from the acquisition of the Fretus, HRT, and HCPI communities.  While the lease accounting impact has declined since the comparable quarter last year, the total impact in both periods is significant to our overall operating results.  It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the two quarters ended June 30, 2007, the actual lease payments decreased due to the acquisition transactions discussed in the “Notes to Unaudited Condensed Consolidated Financial Statements” above.

[The rest of this page is intentionally left blank.]

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Of our 171 communities, we have operated 169 communities continuously since January 1, 2006, and define these as “Same Communities.”  Generally, in the past, there has been a significant difference between our Same Communities portfolio and our consolidated portfolio and we provided a separate analysis of the Same Communities.  Since this disparity no longer exists, we believe any analysis of the Same Communities adds little to the understanding of our business and have not included such an analysis in this report.

Liquidity and Capital Resources

For the six months ended June 30, 2007, net cash provided by operating activities was $23.6 million.  The primary components were depreciation and amortization of $29.2 million, a net change in operating assets and liabilities of $1.4 million, incentive payment accrual for early conversion of debentures of $1.3 million, non-cash stock option compensation of $1.3 million, net losses in equity investments of $939,000, amortization of loan fees of $591,000, and allowance for doubtful receivables of $565,000, partially offset by $11.3 million of net loss from operations and amortization of deferred gain of $1.1 million.

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2006. The primary components were net increases in operating assets and liabilities of $27.0 million, $2.9 million of net loss from operations, and amortization of deferred gain of $1.1 million, partially offset by $24.4 million of depreciation and amortization.  The $27.0 million use of cash related to operating assets and liabilities is primarily comprised of the following:

Significant components of changes in operating assets and liabilities:
Six Months
Ended June 30,
2006

Reduction of Texas settlement liability accruals, including accrued interest	$(12,973)
Payment of Texas settlement	(5,600)
Texas settlement subtotal	(18,573)
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)
Payment of semi-annual debenture interest	(1,000)
Initial payment of annual insurance premiums	(6,785)
Tax benefit of stock compensation	(1,074)
Texas Medicaid accrual	500
All other activity, net	4,146
Net change in operating assets and liabilities	$(26,986)

The Texas settlement impact of $18.6 million and the federal tax deposits of $4.2 million related to the Alterra transaction gain, a total of $22.8 million, are non-recurring items.

For the six months ended June 30, 2007, cash used in investing activities was $196.8 million.  The activities that used cash include $196.1 million for the acquisition or construction of property and equipment and $972,000 in lease and contract acquisition costs, partially offset by a net disinvestment in affiliates and other managed communities of $270,000.  For the six months ended June 30, 2006, cash used in investing activities was $18.8 million.  The activities that used cash include $10.8 million held in escrow for the Arbor Place acquisition, $6.4 million for the acquisition of property and equipment and $2.0 million in construction expenditures for leased property, partially offset by net cash provided of $470,000 from affiliates and other managed communities.

For the six months ended June 30, 2007, net cash provided by financing activities was $185.7 million.  Activities resulting in a net cash increase include $284.3 million of proceeds from long-term borrowings and financings, $5.0 million for the decrease in restricted deposits, $557,000 tax benefit of stock compensation, and proceeds from the

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

issuance of common stock of approximately $873,000, partially offset by $102.1 million for repayment of long-term borrowings and financings, and $3.0 million of debt issue and other financing costs.  For the six months ended June 30, 2006, net cash used in financing activities was $3.6 million, consisting primarily of $15.4 million repayment of long-term borrowings and financings and an increase in restricted deposits of $1.2 million, partially offset by proceeds from the issuance of common stock of approximately $3.8 million, long-term borrowings of $8.4 million, and a $1.1 million tax benefit of stock compensation.

As of June 30, 2007, we had a working capital deficit of $61.8 million.  We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $15.5 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for the current portion of debt maturities of $35.1 million due by June 30, 2008, in addition to long-term debt maturities of $46.8 million due after June 2008 but prior to June 30, 2009, which the Company plans to refinance prior to their due dates or pay them off at maturity.

We have incurred significant losses since our inception and have an accumulated deficit of $218.3 million as of June 30, 2007.  We believe these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, occupancy rates remaining lower for longer periods than anticipated, and depreciation expense primarily from multiple capital and financing leases.

Substantially all of our debt obligations mature at various dates beginning in March 2008, at which time we will need to refinance or otherwise repay the obligations.  As a consequence of our property and lease transactions in 2007, our long-term debt has increased from $86.0 million at December 31, 2006, to $368.6 million at June 30, 2007.  Our obligations under operating leases have decreased from $299.3 million to $211.2 million, and our capital lease and financing obligations have decreased from $608.6 million to $578.9 million.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, we are required to maintain the leased properties in a reasonable and prudent manner.  For the six months ended June 30, 2007, we were in violation of one or more covenants in certain of our leases, but obtained waivers from the owners such that we were still deemed to be in compliance and thus, were not in default.  The waivers expire on July 1, 2008.

Based on our current operating initiatives, the public offering completed in July 2007 (see “Subsequent Events” below), and our current cash position, management believes that we will be able to generate positive operating cash flow, or will have adequate cash reserves, or the ability to obtain adequate financing to cover any potential operating shortfalls and necessary investing and financing activities, including required debt service and capital expenditures for at least the next twelve months.

[The rest of this page is intentionally left blank.]

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes our contractual obligations at June 30, 2007, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$368,639	$35,071	$89,785	$137,285	$106,498
Capital lease and financing obligations,
including current portion	578,948	22,851	55,584	70,147	430,366
Operating leases	211,199	29,421	57,659	50,891	73,228
Convertible debentures	10,455	-	10,455	-	-
	$1,169,241	$87,343	$213,483	$258,323	$610,092

The following table summarizes interest on our contractual obligations at June 30, 2007, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$93,811	$26,101	$39,394	$27,424	$892
Capital lease and financing obligations	294,653	37,411	70,223	62,504	124,515
Convertible debentures	980	653	327	-	-
	$389,444	$64,165	$109,944	$89,928	$125,407

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically excepted from the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The effective date for SFAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

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

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most GAAP measures.  In this report, we define and use the non-GAAP financial measure of Adjusted EBITDA, as set forth below:

Definition of Adjusted EBITDA:

We define Adjusted EBITDA as  net loss to common shareholders before:

•	gains or losses, net of tax, in discontinued operations,
•	provision or benefit for income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	gains or losses on sale of assets or investments,
•	depreciation and amortization,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock option compensation expense,
•	interest expense,
•	interest income, and
•	other non-cash unusual adjustments

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

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

Limitations of Adjusted EBITDA:

Adjusted EBITDA has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of earnings.  Material limitations in making the adjustments to our earnings (losses) to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net loss includes:

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

Adjusted EBITDA is not an alternative to net loss, income from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA presented below, along with our consolidated balance sheets, statements of operations, and cash flows.  In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2007 and 2006:
	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Net loss	$(1,589)	$(7,615)	$(11,324)	$(2,888)
Provision for income taxes	1,044	(100)	1,320	(90)
Equity losses (gains) in unconsolidated joint ventures	(7,065)	396	(6,496)	492
Depreciation and amortization	14,606	12,251	29,195	24,401
Amortization of deferred gains	(549)	(553)	(1,103)	(1,107)
Non-cash stock option compensation expenses	786	87	1,323	222
Convertible debentures conversion costs	–	–	1,329	–
Interest expense	16,945	12,475	30,560	24,206
Interest income	(601)	(681)	(1,192)	(1,552)
Other non-cash unusual activity:
Reversal of Texas settlement accrued in 2004	-	-	-	(12,207)
Adjusted EBITDA	$23,577	$16,260	$43,612	$31,477

Pending Acquisitions

On June 8, 2007, we entered into a definitive agreement to acquire, for an aggregate purchase price of $88 million (excluding closing costs), a total of nine communities, consisting of 711 units located in the State of New York, that we currently lease.  On June 14, 2007, we entered into definitive agreements to acquire, for an aggregate purchase price of $24.5 million (excluding closing costs), a total of three communities, consisting of 431 units in the State of Florida, that we currently lease.  On June 14, 2007, we entered into a definitive agreement to acquire, for an aggregate purchase price of $482.5 million (excluding closing costs), a total of 40 communities, consisting of

        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS - CONTINUED

3,643 units located in 19 states.  Of these communities, we currently lease 32 communities and Summerville currently leases 8 communities.  We intend to complete these transactions in the third quarter of 2007 since we have now completed the public offering discussed in the paragraph below, using approximately $181.4 million of the net proceeds from this offering to pay a portion of the aggregate purchase price for these communities.  We intend to finance the remaining $413.7 million of the aggregate purchase price for these communities through secured borrowings.  We have not yet entered into definitive agreements for these secured borrowings and cannot assure the terms of such borrowings.

Subsequent Events

On July 3, 2007, we closed the public offering of 11,000,000 shares of common stock, of which 10,500,000 shares were sold by us and 500,000 shares were sold by certain selling shareholders.  We received net proceeds of approximately $305.3 million after closing costs.  The proceeds from the offering will be used to retire approximately $82.3 million in long-term debt and to pay $181.4 million of the purchase price of approximately $595.1 million (excluding closing costs) for the acquisition of 52 properties discussed in the previous paragraph.  The balance of $41.6 million will be used to finance facility development, facility acquisitions and capital expenditures, and also for other general corporate purposes.

On July 27, 2007, we received notice from the underwriters of the public offering discussed in the previous paragraph that they have elected to exercise the over-allotment option specified in the Underwriting Agreement to purchase 800,800 additional shares of common stock from us.  The closing date of the purchase was August 2, 2007, and we received net proceeds of $23.4 million after closing costs.

On August 6, 2007, we closed on the acquisition of the three Florida communities mentioned above under “Pending Acquisitions.”  The final purchase price was $24.5 million, excluding closing costs.  We had leased these communities from Health Care REIT, Inc. and affiliates under two different master leases dated September 30, 2003, and September 30, 2004.  The leases have been accounted for as capital leases.  The annual base rent for the three communities was approximately $2.5 million as of the closing date.  As a result of this asset purchase transaction, the master leases were modified to remove the communities from these leases.  Upon termination of the capital lease for the three communities, the difference between the carrying amount of the leased assets and the lease obligation will be recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $3.2 million to the cost basis of the purchased assets.  An affiliate of General Electric Capital Corporation (“GECC”) provided variable rate mortgage financing of approximately $19.6 million pursuant to a Credit Agreement dated August 6, 2007, by and between affiiliates of  Emeritus Corporation and GECC.  The variable rate mortgage has a term of five years with interest at 30-day LIBOR plus 1.5%, which was 6.83% at closing.  Monthly interest-only payments are due for the first three years and thereafter, monthly payments of principal and interest will be based on a 25-year amortization schedule.  The balance on the loan is due in full in August 2012.  The indebtedness outstanding under the GECC loan may be accelerated under customary circumstances, including payment defaults, and is secured by all real, personal, and intangible assets used in the operation of the three communities.

[The rest of this page is intentionally left blank.]

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At June 30, 2007, we had approximately $45.1 million of variable rate borrowings based on the LIBOR rate.  As of June 30, 2007, our weighted average variable rate is 2.81% in excess of the LIBOR rate.  For every 1% change in the LIBOR rate, our interest expense will change by approximately $451,000 annually.  In July 2007, $21.6 million of variable rate debt was paid off.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2007.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report.  Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[The rest of this page is intentionally left blank]

PART II.  OTHER INFORMATION

Items 2, 3, and 4 are not applicable.

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

Item 5. Other Information

On August 6, 2007, we closed on the acquisition of the three Florida communities mentioned above under “Pending Acquisitions.”  The final purchase price was $24.5 million, excluding closing costs.  We had leased these communities from Health Care REIT, Inc. and affiliates under two different master leases dated September 30, 2003, and September 30, 2004.  The leases have been accounted for as capital leases.  The annual base rent for the three communities was approximately $2.5 million as of the closing date.  As a result of this asset purchase transaction, the master leases were modified to remove the communities from these leases.  Upon termination of the capital lease for the three communities, the difference between the carrying amount of the leased assets and the lease obligation will be recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $3.2 million to the cost basis of the purchased assets.  An affiliate of General Electric Capital Corporation (“GECC”) provided variable rate mortgage financing of approximately $19.6 million pursuant to a Credit Agreement dated August 6, 2007, by and between affiiliates of Emeritus Corporation and GECC.  The variable rate mortgage has a term of five years with interest at 30-day LIBOR plus 1.5%, which was 6.83% at closing.  Monthly interest-only payments are due for the first three years and thereafter, monthly payments of principal and interest will be based on a 25-year amortization schedule.  The balance on the loan is due in full in August 2012.  The indebtedness outstanding under the GECC loan may be accelerated under customary circumstances, including payment defaults, and is secured by all real, personal, and intangible assets used in the operation of the three communities.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

[The rest of this page is intentionally left blank.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Vice President of Finance,
Chief Financial Officer, and Secretary

Index to Exhibits

			Footnote
Number	Description		Number

10.12	Purchase of 12 communities consisting of 786 units in five states from Healthcare Realty Trust (HRT)
	10.12.1	Agreement of Sale and Purchase entered into by Sellers HR Acquisition I Corporation, HR Acquisition for
		Pennsylvania, Inc., HR Acquisition of San Antonio LTD., Healthcare Acquisition of Texas, Inc. HRT
		and Emeritus Corporation Holdings, Inc., and Healthcare Reality Trust Incorporated	(2)
	10.12.2	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
		Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $88.0 million	(2)
	10.12.3	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
		Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $13.6 million	(2)
	10.12.4	Promissory Note for $88,000,000;the undersigned limited liability companies and limited partnerships
		(borrower) promises to pay to Capmark Bank (Lender) principal amount	(2)
	10.12.5	Promissory Note for $13,600,000;the undersigned limited liability companies and limited partnerships
		(borrower) promises to pay to Capmark Bank (Lender) principal amount	(2)
	10.12.6	Assisgnment and Assumption of Loan and Loan Documents by and between Healthcare Reality Trust
		Incorporated and Columbia Pacific Opportunity Fund, LP	(2)
10.14	Purchase of 3 communities consisting of 453 units located in South Carolina from Health Care Property
	Investors, Inc. (HCPI)
	10.14.1	Purchase and Sale Agreement and Joint Escrow Instructions by and Between HCPI Trust "Seller" and
		Emeritus Corporation "Buyer"	(2)
	10.14.2	Loan Agreement by and among Emeri-Sky SC LLC, Emerivell SC LLC, and Emeripark SC LLC "Borrowers"
		and CAPMARK BANK	(2)
	10.14.3	Promissory Note $13.12 million Emeri-Sky (Skylyn) promises to pay to the order of CAPMARK BANK	(2)
	10.14.4	Promissory Note $6.0 million Emerivill SC LLC (Village) promises to pay to the order of CAPMARK BANK	(2)
	10.14.5	Promissory Note $4.48 million Emeripark SC LLC (Park) promises to pay to the order of CAPMARK BANK	(2)
10.15	Executive Separation Agreements
	10.15.1	Frank Ruffo	(2)
	10.15.2	Gary Becker	(2)
10.5	Agreement and Plan of Merger dated as of March 29, 2007, by and among Emeritus Corporation,
	Boston Project Acquisition Corp., Summerville Senior Living, Inc. AP Summerville, LLC,
	AP Summerville II, LLC, Daniel R. Baty, and Saratoga Partners IV, L.P.		(1)
10.6	Amended and Restated Shareholders Agreement dated as of March 29, 2007, by and among
	Emeritus Corporation, AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate
	Investment Fund III, L.P., Apollo Real Estate Investment Fund IV, L.P., Daniel R. Baty,
	Catalina General Partnership, L.P., Columbia Select, L.P., B.F., Limited Partnership, Saratoga
	Partners IV, L.P., Saratoga Coinvestment Company, LLC and Saratoga Management Company, LLC.		(1)
10.68	10.68.29	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation	(2)
	10.68.30	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Roanoke	(2)
	10.68.31	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Ravenna	(2)
	10.68.32	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisburg	(2)
	10.68.33	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Danville	(2)
	10.68.34	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisonburg	(2)

Footnote
Number	Description	Number

	10.68.35	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Mechanicsburg	(2)
	10.68.36	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Bloomsburg	(2)
	10.68.37	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Oakwell	(2)
	10.68.38	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Oakwell Medical Center	(2)
	10.68.39	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place McKinney	(2)
	10.68.40	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Henderson	(2)
10.7	Registration Rights Agreement dated as of March 29, 2007, by and among Emeritus Corporation,
	AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate Investment Fund III, L.P.,
	Apollo Real Estate Investment Fund IV, L.P., Daniel R. Baty, Catalina General Partnership, L.P.,
	Columbia Select, L.P., B.F., Limited Partnership, Saratoga Partners IV, L.P., Saratoga Coinvestment
	Company, LLC, Saratoga Management Company, LLC and Granger Cobb.		(1)
10.82	10.82.5	Sixth Amendment to Amended and Restated Master Lease is among Health Care Property Investors, Inc.
		HCPI Trust, Emeritus Realty V, LLC, ESC-LA Casa Grande, LLC, and Texas HCP Holding, LP and together
		with HCP, HCP Trust, ER-V and La Casa Gande "Lessor on the one hand, and Emeritus Corporation
		ESC III, LP, Emeritus Properties II Inc., Emeritus Properties III, Inc., Emeritus Properties V, Inc
		Emeritus Properties XIV, LLC, ESC-Bozeman, LLC, ESC-New Port Richey, LLC "Lessee"on the other hand	(2)

31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 8, 2007.	(3)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated August 8, 2007.	(3)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 8, 2007.	(3)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated August 8, 2007.	(3)

Footnotes:

(1)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012)
on April 2, 2007.
(2)	Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q
(File No. 1-14012) on May 10, 2007.
(3)	Filed herewith.