Form 10-Q
period 2007-09-30
EMERITUS CORP\WA\
filed 2007-11-09
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were38,988,791 shares of the Registrant’s Common Stock, par value $.0001, outstanding.

PART I. Financial Information

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)
ASSETS
	September 30,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$66,571	$14,049
Short-term investments	2,470	1,883
Trade accounts receivable, net of allowance of $748 and $348	6,186	5,115
Other receivables	6,469	3,488
Tax and maintenance escrows	18,044	7,067
Prepaid workers' compensation	14,173	11,112
Other prepaid expenses	11,682	8,457
Total current assets	125,595	51,171
Long-term investments	6,174	7,504
Property and equipment, net of accumulated depreciation of $161,103 and $151,919	1,414,712	594,823
Construction in progress	13,315	6,469
Restricted deposits	19,250	12,601
Lease and contract acquisition costs, net of amortization of $22,468 and $14,515	79,411	25,762
Goodwill	74,297	–
Other intangible assets, net of amortization of $1,018	151,389	–
Other assets, net	10,432	4,730
Total assets	$1,894,575	$703,060

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$44,219	$2,645
Current portion of capital lease and financing obligations	23,028	22,472
Current portion of convertible debentures	10,455	–
Trade accounts payable	6,369	6,718
Accrued employee compensation and benefits	37,692	21,012
Accrued interest	4,624	1,407
Accrued real estate taxes	11,550	6,225
Accrued professional and general liability	13,600	10,761
Accrued income taxes	1,770	233
Other accrued expenses	13,922	6,469
Deferred revenue	9,407	8,951
Unearned rental income	6,812	6,155
Total current liabilities	183,448	93,048
Long-term debt, less current portion	678,152	83,335
Capital lease and financing obligations, less current portion	501,349	586,174
Convertible debentures, less current portion	–	26,575
Deferred gain on sale of communities	21,761	23,795
Deferred rent	3,825	6,389
Other long-term liabilities	24,231	2,776
Total liabilities	1,412,766	822,092
Commitments and contingencies
Shareholders' Deficit:
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
38,891,495 and 18,165,986 shares at September 30, 2007, and December 31, 2006, respectively	4	2
Additional paid-in capital	711,716	87,980
Accumulated deficit	(229,911)	(207,014)
Total shareholders' equity (deficit)	481,809	(119,032)
Total liabilities and shareholders' equity (deficit)	$1,894,575	$703,060

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Community revenue	$136,646	$106,931	$355,991	$310,729
Management fees	1,414	380	3,221	1,321
Total operating revenues	138,060	107,311	359,212	312,050

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	89,214	69,763	229,225	203,792
Texas lawsuit settlement	–	–	–	(12,207)
General and administrative	12,999	10,380	34,335	27,832
Depreciation and amortization	20,350	12,820	49,545	37,221
Facility lease expense	12,287	11,254	30,139	33,264
Total operating expenses	134,850	104,217	343,244	289,902
Operating income from continuing operations	3,210	3,094	15,968	22,148

Other income (expense):
Interest income	2,624	759	3,816	2,311
Interest expense	(18,659)	(12,581)	(49,219)	(36,787)
Equity gains (losses) in unconsolidated joint ventures	(805)	(138)	5,691	(630)
Other, net	767	561	877	1,719
Net other expense	(16,073)	(11,399)	(38,835)	(33,387)

Loss from continuing operations before income taxes	(12,863)	(8,305)	(22,867)	(11,239)
Benefit of (provision for) income taxes	1,290	1,877	(30)	1,967
Loss from continuing operations	(11,573)	(6,428)	(22,897)	(9,272)
Loss from discontinued operations (net of tax)	–	(6)	–	(50)
Net loss	$(11,573)	$(6,434)	$(22,897)	$(9,322)

Basic and diluted loss per common share:
Continuing operations	$(0.36)	$(0.36)	$(0.99)	$(0.53)
Discontinued operations	–	–	–	–
	$(0.36)	$(0.36)	$(0.99)	$(0.53)

Weighted average common shares outstanding: - basic and diluted	32,001	18,024	23,165	17,664

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(22,897)	$(9,322)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	49,545	37,221
Amortization of above/below market rents	860	-
Amortization of deferred gain	(1,567)	(1,661)
Amortization of loan fees	1,284	191
Allowance for doubtful receivables	798	610
Equity investment losses/(gains) and distributions	1,651	630
Stock option compensation	3,456	2,205
Deferred revenue	456	1,123
Deferred rent	1,348	710
Other	8	–
Changes in operating assets and liabilities, net of Summerville acquisition	(4,387)	(28,054)
Net cash provided by operating activities	30,555	3,653
Cash flows from investing activities:
Acquisition of property and equipment	(783,409)	(19,186)
Construction expenditures - leased properties	(1,468)	(3,068)
Lease and contract acquisition costs	(170)	(2,801)
Payments from affiliates and other managed communities	371	402
Investment in affiliates	(306)	(590)
Payment for purchase of Summerville, net of acquired cash	(770)	-
Collection of notes receivable	–	39
Net cash used in investing activities	(785,752)	(25,204)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	330,863	4,179
Decrease (increase) in restricted deposits	8,555	(2,640)
Debt issuance and other financing costs	(5,570)	(274)
Proceeds from long-term borrowings and financings	643,093	8,586
Repayment of long-term borrowings and financings	(153,628)	(7,926)
Repayment of capital lease and financing obligations	(15,594)	(13,904)
Tax benefit of stock compensation	–	1,325
Net cash provided by (used in) financing activities	807,719	(10,654)
Net increase (decrease) in cash and cash equivalents	52,522	(32,205)
Cash and cash equivalents at the beginning of the period	14,049	56,413
Cash and cash equivalents at the end of the period	$66,571	$24,208
Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$40,982	$38,166
Cash paid during the period for income taxes	$1,447	$4,590
Non-cash financing and investing activities:
Capital and financing lease terminations	$126,565	$–
Deferred rent	$3,912	$–
Deferred gain/loss	$467	$–
Summerville accrued transaction costs	$3,227	$–
Capital lease and financing obligations	$2,884	$788
Conversion of convertible debentures	$16,120	$50
Deferred lease acquisition cost	$2,438	$178
Debt assumed in acquisitions	$122,393	$–
Summerville acquisition:
Fair value of Summerville assets acquired	$408,954	$–
Cash paid for Summerville acquisition	$4,471	$–
Stock issued for Summerville	$273,349	$–
Liabilities assumed upon merger	$131,134	$–
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Summary of Significant Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements requires Emeritus Corporation (“Emeritus” or “the Company”) to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model, and litigation.  Emeritus bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Effective September 1, 2007, the Company changed its policy for the estimated useful life of newly constructed buildings from 40 years to 50 years.  The impact of the change was not material to the periods presented herein.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company’s management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the condensed consolidated financial position as of September 30, 2007, the results of operations of Emeritus for the three and nine months ended September 30, 2007 and 2006, and the cash flows of Emeritus for the nine months ended September 30, 2007 and 2006.  The results of operations for the period ended September 30, 2007, are not necessarily indicative of the operating results for the full year.  The Company presumes that those reading this interim financial information have read or have access to its 2006 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s 2006 Form 10-K filed March 16, 2007.  Therefore, the Company has omitted footnotes and other disclosures herein, which are disclosed in the Form 10-K.

Summerville Acquisition

The Company completed the merger with Summerville Senior Living, Inc., effective September 1, 2007, as further detailed in the Summerville Merger note to these Unaudited Condensed Consolidated Financial Statements.  Summerville’s results of operations are included in the Unaudited Condensed Consolidated Financial Statements for one month of the nine-month period ended September 30, 2007.

In approving, adopting, and authorizing the Summerville merger agreement and the issuance of shares or our common stock pursuant to the merger agreement, the Board of Directors considered a number of factors.  In reaching its decision, the Board consulted with Company management with respect to strategic and operational matters and with the Company’s legal counsel with respect to the merger agreement and the transaction contemplated thereby.  The Board considered the following factors that it believes will contribute to the success of the combined company.  These included, but were not limited to:
•	The experience and reputation of Summerville’s management team members who have since joined the Company;
•	The complementary nature of the two companies’ operations;
•	The expectation that the acquisition of Summerville will be immediately accretive to cash flow per share;
•	The potential of the combination to leverage each companies’ expertise and investment in technology to improve the delivery of care services to the residents; and
•	The opportunity to realize cost savings through potential operational synergies.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
 September 30, 2007

Recent Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  The adoption of this statement did not have any significant effect on the Company’s financial condition, results of operations, or cash flows.  As of September 30, 2007, the Company identified unrecognized tax benefits of $273,000 relating to state tax liabilities.  If the unrecognized tax benefits were recognized, it would not have a material effect on the Company’s effective tax rate.  The Company recognizes interest and/or tax penalties related to income tax matters as a component of income tax expense.  With the exception of the recent Summerville acquisition, the Company believes it has appropriate support for the income tax positions taken or to be taken on tax returns and that the accruals for tax liabilities are adequate for all open years based on an assessment of relevant factors, including past experience and interpretations of tax law applied to the facts of each matter.  The Company’s open years for federal tax returns are 2003 through 2006.  The Company anticipates completing its FIN 48 analysis in connection with the finalization of the purchase price allocation of Summerville.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is evaluating the impact of adopting SFAS 157.  The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

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

Stock-Based Compensation

The Company records compensation expense based on fair value for all awards.  The Company recorded stock-based compensation expense based on the fair value of stock options and shares issued under the Company's various equity incentive plans and the Employee Stock Purchase (ESP) Plan of approximately $2.1 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively, and $3.5 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Stock-based compensation is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the “vesting period”).  The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one to four year period.  Any unexercised options expire between seven and ten years.  The fair value of each grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.  During the third quarter of 2007, the Company granted options to purchase 47,500 shares common stock from the director plan and 1,035,000 from the 2006 equity incentive plan.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2007 and 2006:
	2007			2006
		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Shares	Price	$(000)	Shares	Price	$(000)
Outstanding at beginning of year	1,510,189	$9.09		1,349,381	$3.81
Granted	1,082,500	$27.34		524,500	$18.81
Exercised	(282,825)	$6.66	$(6,822)	(257,869)	$3.26	$(4,615)
Canceled	(38,077)	$17.47		(9,333)	$7.09

Outstanding at Sept 30,	2,271,787	$17.95	$21,100	1,606,679	$8.77	$20,507
Options exercisable at Sept 30,	1,164,976	$9.98	$19,974	1,244,036	$5.82	$19,570
Weighted-average fair value of options granted in second quarter					$11.67
Weighted-average fair value of options granted during third quarter		$13.05			$10.17

The weighted average remaining contractual life was 4.60 years at September 30, 2007, for stock options outstanding and exercisable.  As of September 30, 2007, there was $13.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan.  That expense is expected to be recognized through 2011.

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the ESP Plan was $2.3 million and $1.1 million in the first nine months of 2007 and 2006, respectively.  As of September 30, 2007, there were 165,254 shares available for purchase under the ESP Plan, 1,522,827 shares available for grant under the 2006 Equity Incentive Plan, and 121,500 shares available for grant under the 1995 Stock Incentive Plan, which includes director stock options.

The Company estimates the fair value of its options using the Black-Scholes option value model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The fair value of the stock options granted was estimated using a risk free rate that is the five-year U.S. Treasury yield in effect at the time of grant.  The expected life of the stock options granted (five years) was estimated using the historical exercise behavior of option holders.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which was estimated at 8.78 percent of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of options granted for the three and nine months ended September 30, 2007 and 2006, were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
			No options granted
Expected life from grant date (in years)	5	5	5	5
Weighted average risk-free interest rate	4.26%-4.31%	5.02%	4.26%-4.31%	5.02%-5.03%
Weighted average volatility	48.90%	58.00%	48.90%	58.0%-59.4%
Dividend yield	-	-	-	-
Weighted-average fair value of options	13.05	10.17	13.05	10.30

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

he Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter.  The following table shows the number of shares and purchase price for the first three quarters of 2007 and 2006:

	2007		2006
	Shares	Price	Shares	Price

Quarter 1	4,958	$22.10	4,929	$18.36
Quarter 2	5,317	$26.33	5,882	$15.94
Quarter 3	6,228	$23.04	7,016	$16.15

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Expected life from grant date (in months)	3	3	3	3
Risk-free interest rate	4.69%	4.91%	4.69%-4.93%	3.91%-4.91%
Volatility	17.20%	13.50%	17.2%-20.3%	13.5%-16.50%

Summerville Merger

On August 29, 2007, the Company’s shareholders approved the merger of the Company and Summerville Senior Living, Inc. (Summerville) pursuant to which the Company acquired all of the outstanding stock of Summerville.  Under the terms of the Merger Agreement, a total of 8,392,656 shares of the Company’s common stock were issued to Apollo Real Estate Investment Funds III and IV (the Apollo Funds), two real estate funds managed by Apollo Real Estate Advisors, in satisfaction of certain loans from such entities, to certain employees of Summerville in satisfaction of certain incentive compensation arrangements, and to the stockholders of Summerville, including the Apollo Funds.  The transaction closed effective September 1, 2007.

Summerville was a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  Upon completion of the merger, Summerville became a wholly owned subsidiary of the Company and retained the brand name in the operation of its communities.  Granger Cobb, President and CEO of Summerville, assumed the titles of President and Co-CEO of Emeritus.  Pursuant to the terms of the merger agreement, Mr. Cobb and a representative designated by the Apollo Funds were appointed to the Company’s board of directors upon consummation of the merger, thus, increasing the size of the board from eight members to ten.

Subsequent to the merger and at September 30, 2007, the Company operated 288 communities in 36 states comprising 24,812 units with a capacity for 29,674 residents.  Mr. Baty continues to serve as chairman and Co-CEO of the Company.  The Company continues to be traded on the AMEX under the symbol ESC.

Preliminary Summerville Purchase Price

The estimated purchase price of the Summerville Acquisition as of September 1, 2007, is as detailed in the table below.  The common stock issued in the transaction is valued at a price of $32.57 per share based on the average trading price over a five-day period, including two days before and two days after the public announcement of the merger on March 29, 2007.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

	Dollar Value
	(in thousands)	Shares

Value of common stock issued	$273,349	8,392,656
Cash in lieu of common stock	2,902	107,344
Transaction costs	1,569
Total Transaction Value	$277,820	8,500,000

Allocation of the Purchase Price

Under the purchase method of accounting, the total estimated purchase price was allocated to Summerville’s net tangible and intangible assets based on their estimated fair values as of September 1, 2007, the closing date of the transaction.  Any excess of the purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill.

Emeritus engaged a valuation firm to assist in the valuation of tangible and intangible assets acquired in this transaction.  Based upon the consideration paid and assumptions regarding valuation of acquired assets and assumed liabilities, the preliminary purchase price allocation, is as follows:

Allocation of Purchase Price
(in thousands)

Current assets	$14,435
Property and equipment, including capital leases	87,532
Other long-term assets	17,344
Intangibles assets:
Below market facility rents	100,573
In-place resident contracts	63,851
Lease purchase options	45,022
Trademarks and operating licenses	5,900
Goodwill	74,297
Current liabilities	(27,165)
Deferred revenue	(7,751)
Long-term debt	(24,533)
Other long-term liabilities	(792)
Above market facility rents	(15,886)
Capital lease obligations-facilities and equipment	(55,007)
Total purchase price	$277,820

The Company expects to finalize the purchase price allocation in the fourth quarter of 2007.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

Depreciation and amortization

The depreciation or amortization period for the assets and liabilities identified above are as follows, using the straight-line method unless otherwise noted:

Property and Equipment:
Furniture and equipment	5 years.
Computer equipment	3 years.
Computer software	3 years.
Vehicles	1- 4 years based on age of specific vehicle.
Leasehold improvements	Lesser of remaining useful life or lease term.
Assets under capital leases – facilities	Remaining lease term.
Assets under capital leases – equipment	Remaining lease term.
Discount on lease deposits	Remaining lease term, deposit refundable at end of lease term.
Below market facility rents	Remaining lease term.
In-place resident contracts	Average length of stay for Summerville – 19 months.
Lease purchase options	No amortization, will be capitalized as part of acquisition costs upon exercise of option.
Trademarks	12 years.
Operating licenses	12 years, the weighted average life of remaining lease terms.
Above market facility rents	Remaining lease term.
Below market resident leases	12 months.
Capital lease obligations – facilities	Remaining lease term using effective interest method.
Capital lease obligations – equipment	Remaining lease term using effective interest method.

Pro Forma Statements of Operations

The following table details the effect on net loss and net loss per share had the merger between the Company and Summerville occurred at the beginning of the period presented, (in thousands except per share amounts):

	Pro Forma Combined
	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2007	2006
Total operating revenues	$547,026	468,636
Operating loss from continuing operations	$(19,421)	(20,495)
Loss from operations before income taxes	$(63,172)	(60,683)
Net loss	$(63,212)	(58,749)
Basic and diluted loss per common share	$(2.05)	$(2.25)
Weighted average common shares outstanding: - basic and diluted	30,845	26,057

2007 HCPI Communities Purchased

On March 26, 2007, the Company completed the purchase of seven communities consisting of 453 units located in South Carolina for approximately $28.9 million, including transaction costs.  Pursuant to the leases described below, the Company had operated these facilities as assisted living and dementia care communities for seniors.

The seven acquired properties were part of an Amended and Restated Master Lease agreement dated September 18, 2002, between Health Care Property Investors, Inc. (HCPI), HCPI affiliates, Emeritus, and Emeritus affiliates.  As a result of this asset purchase transaction, the master lease was amended to remove the purchased communities from the master lease effective March 26, 2007.  The amendment also provided for the return of approximately $4.5 million in cash security deposits held by HCPI.  The cash security deposits were applied against the purchase price for the seven acquired properties.  This master lease is accounted for as an operating lease by the Company.

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

 EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

continuing.  The Company paid a 1.0% loan fee at closing and will be required to pay a 2.0% exit fee upon full payment of the loans, unless the loans are refinanced with Capmark.  The loan agreement requires maintenance of a debt service coverage ratio, an aggregate minimum occupancy percentage, and payment of annual capital expenditures of at least $300 per unit.

In June 2007, Emeritus entered into a definitive agreement to acquire a total of 40 additional communities from HCPI.  After the original announcement, the Company added another community to the purchased portfolio for a total of 41 communities, consisting of 3,732 units located in 17 states.  The aggregate purchase price was $504.9 million, including transaction costs.  Of the 41 communities, the Company leased 33 and Summerville leased eight of the communities.

On August 15, 2007, the Company completed the acquisition of the 41 communities from HCPI.  Emeritus leased 33 of these communities from HCPI and affiliates under a master lease dated September 18, 2002, as amended.  The Company accounted for 23 of the 33 communities as operating leases and 10 as financing leases prior to the acquisition.  The annual base rent for the 33 Emeritus communities was approximately $25.0 million as of the closing date.  As a result of this transaction, the HCPI master lease was terminated.  Upon termination of the financing leases for the 10 communities, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $27.6 million to the cost basis of the purchased assets.

Summerville continued to operate the eight communities under existing leases until the merger transaction was completed.  The annual base rent for the eight Summerville communities was approximately $4.7 million.

The acquisition of the 41 properties discussed above was partially financed by affiliates of Capmark and other participants (Fannie Mae) through fixed rate mortgage debt of $226.9 million at an annual interest rate of 6.305% for a term of 10 years, and variable rate mortgage debt of $76.0 million at a rate of 30-day LIBOR plus 1.7% (7.31% at closing) for a term of two years, plus a one-year extension option, pursuant to a series of Loan Agreements dated August 15, 2007, by and between affiliates of Emeritus and Capmark.  Monthly interest-only payments on the fixed rate loan are due for the first three years and thereafter, monthly payments of principal and interest will be based on a 30-year amortization schedule.  The balance on the fixed rate loan is due in full in September 2017.  Monthly interest-only payments on the variable rate loan are due over the term of the loan.  The balance on the variable rate loan is due in full in September 2009, with a one-year extension option available.  The indebtedness outstanding under the Capmark loans may be accelerated under customary circumstances, including payment defaults.  The fixed rate loan is secured by all real, personal, and intangible assets used in the operation of 29 communities, and the variable rate loan is secured by all real, personal, and intangible assets used in the operation of 12 communities.

2007 HRT Communities Purchased

On March 15, 2007, the Company purchased 12 communities consisting of 786 units located in five states for a price of $100.2 million, including transaction costs.  The Company had leased four of these communities from Healthcare Realty Trust (HRT) since May 2002 and eight since May 2003.  The four leases had been accounted for as capital leases and the eight leases had been accounted for as operating leases by the Company.  As a result of this transaction, the HRT leases were terminated.  Upon termination of the four capital leases, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represented a $3.5 million reduction to the cost basis of the purchased assets.  Capmark Finance, Inc. provided fixed rate senior mortgage financing of $88.0 million at 6.515% per annum and second mortgage financing of $13.6 million at a variable rate equal to the LIBOR rate plus 325 basis points, rounded up to the nearest .125%, which equaled 8.625% per annum at the closing date.  The senior mortgage has a term of five years, with a 1% exit fee if the debt is paid off or refinanced by anyone except Capmark), and monthly interest-only payments for three years and, thereafter, monthly payments of principal and interest based on a 25-year amortization, with the remaining balance due in full in April 2012.  The second mortgage has a term of two years with monthly interest-only payments and is due in full in April 2009.  The second mortgage has a 1% exit fee if paid off prior to the first anniversary date or a 2% exit fee is paid off after the first anniversary date, unless it is refinanced with Capmark.  The second mortgage of $13.6 million was repaid in July 2007.  The total Capmark loan

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

commitment of $101.6 million was used to pay the purchase price, transaction and financing costs, and to retire a $600,000 loan, as described below.

At the time of closing, the Company had approximately $32.8 million in loans outstanding with Healthcare Realty Trust, of which $11.4 million was secured by the leases on the 12 communities described above.  Of the $11.4 million, $10.8 relates to the June 2005 Series B Convertible Preferred Stock transaction in which Healthcare Realty Trust loaned the Company such amount to enable it to pay the accumulated dividends due upon conversion of the Series B Preferred Stock.  As part of the Company’s purchase of the 12 communities, the $10.8 million loan was acquired by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.  The $10.8 million loan from Mr. Baty was repaid in July 2007.

2007 Fretus Communities Purchased

On February 22, 2007, the Company purchased 24 communities consisting of 1,651 units located in six states for a price of $143.5 million, including transaction costs.  The Company had leased these communities from Fretus Investors LLC since October 2002.  All leases had been accounted for as operating leases.  As a result of this transaction, the Fretus lease was terminated.  Capmark Finance, Inc. provided fixed rate mortgage financing of $132.0 million and variable rate mortgage financing of $8.0 million.  The fixed rate component has a term of five years and bears interest at 6.55% per annum, with a 1% exit fee payable if the debt is paid off or refinanced by anyone except Capmark), with monthly interest-only payments for two years and thereafter, monthly payments of principal and interest based on a 25-year amortization.  The remaining balance is due in full in February 2012.  The variable rate component has a term of three years and interest at 30-day LIBOR plus 1.8%, which was 7.12% at closing, and the same exit fee and payment schedule as for the fixed component.  The variable rate loan of $8.0 million was repaid in July 2007.

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest.  Mr. Baty held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus.  In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to the Company, of which approximately $5.1 million, was used to fund the balance of the purchase price and the balance was used for general business purposes.  The short-term debt was due in February 2009, accrued interest at 9.0% per annum, and was repaid in July 2007.

2007 HC REIT Purchase

On August 6, 2007, the Company closed on the acquisition of three Florida communities consisting of 431 units.  The final purchase price was $25.0 million, including transaction costs.  The Company had leased these communities from Health Care REIT, Inc. and affiliates under two different master leases dated September 30, 2003, and September 30, 2004.  The leases have been accounted for as capital leases.  The annual base rent for the three communities was approximately $2.5 million as of the closing date.  As a result of this asset purchase transaction, the master leases were modified to remove the communities from these leases.  Upon termination of the capital lease for the three communities, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $2.8 million to the cost basis of the purchased assets.

An affiliate of General Electric Capital Corporation (“GECC”) provided variable rate mortgage financing of approximately $19.6 million pursuant to a Credit Agreement dated August 6, 2007, by and between affiliates of Emeritus Corporation and GECC.  The variable rate mortgage has a term of five years with interest at 30-day LIBOR plus 1.5%, which was 6.83% at closing.  Monthly interest-only payments are due for the first three years and thereafter, monthly payments of principal and interest will be based on a 25-year amortization schedule.  The balance on the loan is due in full in August 2012.  The indebtedness outstanding under the GECC loan may be accelerated under customary circumstances, including payment defaults, and is secured by all real, personal, and intangible assets used in the operation of the three communities.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

2007 Wegman Purchase

On August 31, 2007, the Company closed on the acquisition of nine communities that the Company formerly leased, consisting of 711 units located in the State of New York, for an aggregate purchase price of $89.0 million including transaction costs.  Upon termination of the operating lease for the nine communities, the cumulative straight-line lease accrual was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $2.3 million to the cost basis of the purchased assets.

The transaction was financed by a $67.8 million Fannie Mae insured loan with Red Mortgage Capital, Inc (the “Lender”).  The loan term is 84 months, with interest only for the first 24 months at a fixed rate of 6.185%, and matures on September 1, 2014.  Principal and interest payments for the remaining term of the loan are based on a 30-year amortization schedule.  The Company has the right, upon advanced notice to the Lender, to prepay the entire amount of the loan, all accrued interest, loan costs, and prepayment premium.

The allocation of the purchase price for the acquisitions discussed above was based on property appraisals.  Aggregate purchase cost allocations, related financings, and other balance sheet adjustments were as follows (in thousands):

	HCPI 7	HRT	Fretus
	Acquisition	Acquisition	Acquisition	Total
Land	1,557	13,259	31,536	46,352
Building	23,962	81,673	108,455	214,090
Equipment	3,375	1,790	3,480	8,645
Properties under capital leases, net	-	(17,304)	-	(17,304)	(a)
Restricted deposits	(4,543)	-	-	(4,543)	(b)
Loan fees	790	1,973	2,344	5,107
Long-term debt, net	23,600	101,000	158,000	282,600
Capital lease obligations	-	(20,818)	-	(20,818)	(a)
Other long-term liabilities	472	1,016	1,400	2,888	(c)

(a)
Four HRT properties were accounted for as capital leases.  The termination of the leases created a $3.5 million gain, which was offset against the cost basis of the four properties acquired in this transaction.

(b)	Restricted deposits held by HCPI were refunded and used to pay a portion of the purchase price.
(c)	The Capmark loans require the payment of exit fees upon retirement or maturity of the debt. These were recorded as loan fees with a corresponding long-term liability.

	HC REIT	HCPI 41	Wegman
	Acquisition	Acquisition	Acquisition	Total
Land	6,605	45,998	14,075	66,678
Building	15,253	415,405	70,462	501,120
Equipment	710	14,631	2,362	17,703
Properties under capital leases, net	(22,283)	(52,671)	-	(74,954)	(d)
Deferred Rents	-	(1,615)	(2,297)	(3,912)	(f)
Facility Below Market Rents	-	776	-	776
Deferred Gain on Sale	427	(894)	-	(467)	(f)
Restricted deposits	-	(3,493)	-	(3,493)	(e)
Loan fees	268	3,223	639	4,130
Long-term debt, net	19,640	302,916	67,760	390,316
Financing lease obligations	-	(80,266)	-	(80,266)
Capital lease obligations	(25,481)	-	-	(25,481)	(d)

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

(d)
Three HC REIT and ten HCPI properties were accounted for as capital or financing leases.  The termination of the leases created a $2.8 million, and $27.6 million gain, which were offset against the cost basis of the three properties acquired in these transactions.

(e)	Restricted deposits held by HCPI were refunded and used to pay a portion of the purchase price.
(f)	The deferred rents (straight-line rent accrual) and deferred gain on sale were offset against the purchase price of the properties acquired in these transactions.

Debenture Conversion

In February 2007, the Company offered to pay a cash incentive to debenture holders if they elected to convert their debentures into common stock by giving written notice by March 8, 2007.  The incentive payment was equal to the amount of interest that the holders would have received if the debentures were held to the maturity date of July 1, 2008.

Of the $26.6 million principal amount of debentures outstanding, holders of $16.1 million principal amount converted their debentures into 732,725 shares of common stock at the debentures’ stated conversion rate of $22.00 per share.  Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  On April 16, 2007, the Company paid the incentive fee of $1.3 million in connection with this conversion, which amount would have otherwise been paid in three installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity.  The incentive payment was expensed to “Other, net” in the Condensed Consolidated Statement of Operations in the first quarter of 2007.

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Estate Advisors that was organized in December 2006 and acquired a portfolio of 25 properties as of September 30, 2007.  The Company contributed an additional $970,000 to the Blackstone JV in 2007 and recorded equity losses of approximately $637,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively.  The Company recorded management fee income of approximately $762,000 and $2.1 million for the three and nine months ended September 30, 2007, respectively.

Senior Med Transaction

The Company owned a 9.5% indirect interest in Senior Med, a pharmacy services provider.  In April 2007, the Company received written notice from Walgreens, the majority owner of the entity that owns Senior Med, that it had exercised its purchase option rights.  The transaction closed on May 31, 2007.  The Company received approximately $8.8 million in cash for its equity share of the business and recorded a gain of approximately $7.7 million.  The Company has no further ownership interest in Senior Med.

Exclusive of the equity gain mentioned in the previous paragraph, the Company recognized equity losses of $102,000 in its condensed consolidated statements of operations for the three months ended September 30, 2006, and equity losses of $328,000 and $509,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in the line item entitled “Equity gains (losses) in unconsolidated joint ventures.”

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

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

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

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September, 30,
	2007	2006	2007	2006
Convertible Debentures (1)	475	1,208	475	1,208
Options	2,272	1,607	2,272	1,607
	2,747	2,815	2,747	2,815

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006, and $16.1 million principal amount converted to common stock on March 8, 2007.

Comprehensive Loss

Comprehensive loss is the same as net loss for the three-month and nine-month periods ended September 30, 2007 and 2006.

Liquidity

As of September 30, 2007, the Company has a working capital deficit of $57.9 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $16.2 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for (i) convertible debentures of $10.5 million due July 1, 2008, which are convertible to common stock at the rate of $22 per share, (ii) the current portion of debt maturities of $44.2 million due by September 30, 2008, of which the Company expects to refinance $20.4 million, and (iii) long-term debt maturities of $79.6 million due after September 2008 but prior to September 30, 2009, which the Company plans to refinance prior to their due dates or pay them off at maturity.

The Company has incurred significant losses since its inception and has an accumulated deficit of $229.9 million as of September 30, 2007.  The Company believes these losses have resulted from its early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion and occupancy rates remaining lower for longer periods than anticipated.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2007

The Company’s debt obligations mature at various dates beginning in March 2008 and continuing through 2016, and the Company will need to refinance or otherwise repay certain obligations upon maturity.  As a consequence of the Company’s property and lease transactions in 2007, its long-term debt has increased from $86.0 million at December 31, 2006, to $722.4 million at September 30, 2007.  The Company’s obligations under operating leases have increased from $299.3 million to $943.1 million, and its capital lease and financing obligations have decreased from $608.6 million to $524.4 million.  Many of the Company’s debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company’s financial condition if such debt or leases are cross-defaulted.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner.  For the nine months ended September 30, 2007, the Company was in violation of one or more covenants in certain of its leases, but obtained waivers from the owners, or made cash security deposits, such that it was deemed to be in compliance.  The obtained waivers expire on October 1, 2008.

Based on the Company’s current operating initiatives and the current cash position, management believes that the Company will generate positive operating cash flow, or will have adequate cash reserves to cover any operating, investing and financing activities, including required debt service and capital expenditures for the foreseeable future.

Public Offering

On July 3, 2007, the Company closed the public offering of 11,000,000 shares of common stock, of which 10,500,000 shares were sold by the Company and 500,000 shares were sold by certain selling shareholders.  The Company received net proceeds of approximately $305.3 million after issuance costs.

On July 27, 2007, the Company received notice from the underwriters of the public offering discussed in the previous paragraph that they had elected to exercise, in part, the over-allotment option specified in the Underwriting Agreement.  As a result, the Company sold an additional 800,800 shares of common stock in the offering.  The exercise of the over-allotment options was closed on August 2, 2007, and the Company received net proceeds of $23.2 million after issuance costs.

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

Overview

Emeritus is a Washington corporation founded by Daniel R. Baty and two other long-time associates in 1993.  Mr. Baty is chairman of our board of directors, co-chief executive officer, and one of our largest shareholders.  He is also a party to a number of agreements with us and is referred to frequently in discussions of the business.  In November 1995, we completed our initial public offering.

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

We believe the operating environment of the assisted living industry has been improving over the past several years resulting in occupancy gains and increases in the average monthly rate.  These operating improvements have also resulted in greater access to capital.  We believe these dynamics have resulted in the consolidation of smaller local and regional operators into the larger national operators, and anticipate this consolidation of the industry will continue.  Because of these circumstances, we have been able to complete several acquisitions or leases in the last several years, although at a slower pace in 2005 and 2006 than in 2003 and 2004.  So far in 2007, we have acquired 88 communities that we previously had leased and eight communities previously leased by Summerville, and, as a result of our acquisition of Summerville, began leasing another 73 communities previously leased by Summerville.  Although opportunities for further expansion have been available over the past two years, we have been selective in our growth as we have seen a sharp increase in market prices.  As a result, we have focused more on internal growth through expansion of existing properties and construction of new communities.  We currently have expansion projects underway in ten of our communities and will continue to look at other expansion opportunities where the market conditions are favorable.  In addition, we have five development projects in various stages of completion in several locations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

From the beginning of 2003 through September 30, 2007, we have increased our owned and leased communities by 88 and 80, respectively, for a net increase in our consolidated portfolio of 168.  In addition, we have decreased our number of managed communities by 60, thereby increasing our total operated portfolio by 108 communities.  Those communities we own and lease, and which are included in our consolidated portfolio, increased from 85 at the beginning of 2003 to 253 at September 30, 2007, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2007, we expect to continue our focus on increasing occupancy and rates, as well as reviewing acquisition opportunities that meet our criteria.

The following table sets forth a summary of our property interests:

	As of September 30,		As of December 31,		As of September 30,
	2007		2006		2006
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	106	8,675	10	808	10	808
Leased (2)	147	12,978	161	12,821	161	12,821
Consolidated Portfolio	253	21,653	171	13,629	171	13,629
Managed/Admin Services (3)	10	1,184	11	1,232	10	1,134
Joint Venture/Partnership (4)	25	1,975	21	1,652	1	140
Operated Portfolio	288	24,812	203	16,513	182	14,903

Percentage increase (decrease) (5)	41.9%	50.3%	10.3%	9.4%	(1.1%)	(1.3%)

(1)   Owned communities increased from September 30, 2006, due to the acquisition of 24 communities in six states acquired in February 2007, 19 communities in six states acquired in March 2007, three communities in Florida on August 6, 2007, 41 communities on August 15, 2007, and nine communities on August 31, 2007.

(2)   Of the 147 leased communities at September 30, 2007, 72 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 71 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.  The remaining four leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

(3) Managed communities remained the same as September 30, 2006. We discontinued management of one community in January 2007 and started managing another community in September 2007.

(4)   Since September 30, 2006, we have added 24 communities to our joint venture managed group, 20 from the Blackstone joint venture in December 2006, one additional Blackstone joint venture community in March 2007 that was formerly managed by the Company, and an additional three communities acquired by the Blackstone joint venture in May 2007.

(5) The percentage increase (decrease) indicates the change from the prior year, or, in the case of September 30, 2007 and 2006, from the end of the prior year.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

evaluate these and other operating components for our consolidated portfolio, which includes the communities we own and lease, and our operating portfolio, which also includes the communities we manage.

The table below shows for our consolidated portfolio the average monthly revenue per occupied unit and occupancy rate for the three and nine months ended September 30, 2007 and 2006:

	Three Months ended September 30,					Nine Months ended September 30,
	2007	2006	$ Δ	% Δ		2007	2006	$ Δ	% Δ
Average monthly revenue
per occupied unit	$3,239	$3,113	$126	4.1%		$3,224	$3,081	$144	4.7%

Average occupancy rate	86.9%	86.0%		.9	ppt*	86.3%	84.8%	0	1.5	ppt*

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

Since our inception in 1993, we have incurred operating losses totaling approximately $229.9 million as of September 30, 2007.  We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.   While we have realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until our occupancy stabilizes.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

[The rest of this page is intentionally left blank.]

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

Significant Transactions

From 2004 through 2006, and continuing into 2007, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized in the “Notes to Unaudited Condensed Consolidated Financial Statements” above.

The following table shows the changes in buildings from December 31, 2005, through September 30, 2007, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2005		9	161	170	14	184
Isle at Emerald Court	Jan-06	–	–	–	1	1
Park Lane – disposition	Jan-06	–	–	–	(1)	(1)
La Villita – disposition	Mar-06	–	–	–	(1)	(1)
March 31, 2006		9	161	170	13	183
Emerald Estates – disposition	Apr-06	–	–	–	(1)	(1)
June 30, 2006		9	161	170	12	182
Arbor Place	Jul-06	1	–	1	(1)	–
September 30, 2006		10	161	171	11	182
JV – management agreements	Dec-06	–	–	–	21	21
December 31, 2006		10	161	171	32	203
Walking Horse Meadows – disposition	Jan-07	–	–	–	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	–	–	–
HRT Purchase	Mar-07	12	(12)	–	–	–
HCPI Purchase	Mar-07	7	(7)	–	–	–
March 31, 2007		53	118	171	31	202
Additional JV– management agreements	May-07	–	–	–	3	3
June 30, 2007		53	118	171	34	205
Inn at Marietta	Jul-07	–	1	1	–	1
HC REIT Purchase	Aug-07	3	(3)	–	–	–
HCPI Purchase (including 8 Summerville communities)	Aug-07	41	(33)	8	–	8
Wegman Purchase	Aug-07	9	(9)	–	–	–
Isle of Ledgewood	Sep-07	-	-	–	1	1
Summerville Merger	Sep-07	-	73	73	–	73
September 30, 2007		106	147	253	35	288

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

Statements of Operations as Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our condensed consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

					Period-to-Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Nine Months
	Three Months ended		Nine Months ended		ended	ended
	September 30,		September 30,		September 30,	September 30,
	2007	2006	2007	2006	2007-2006	2007-2006

Revenues:	100.0%	100.0%	100.0%	100.0%	28.7%	15.1%
Expenses:
Community operations*	64.7	65.0	63.8	65.3	(27.9)	(12.5)
Texas lawsuit settlement	–	–	–	(3.9)	N/A	N/A
General and administrative	9.4	9.7	9.6	8.9	(25.2)	(23.4)
Depreciation and amortization	14.7	11.9	13.8	11.9	(58.7)	(33.1)
Facility lease expense	8.9	10.5	8.4	10.7	(9.2)	9.4
Total operating expenses	97.7	97.1	95.6	92.9	(29.4)	(18.4)
Operating income from continuing operations	2.3	2.9	4.4	7.1	3.7	(27.9)
Other income (expense)
Interest income	1.9	0.7	1.1	0.7	245.7	65.1
Interest expense	(13.5)	(11.7)	(13.7)	(11.8)	(48.3)	(33.8)
Equity gains (losses) in unconsolidated joint ventures	(0.6)	(0.1)	1.6	(0.2)	N/A	N/A
Other, net	0.6	0.5	0.2	0.6	36.7	(49.0)
Net other expense	(11.6)	(10.6)	(10.8)	(10.7)	(41.0)	(16.3)
Loss from continuing operations
before income taxes	(9.3)	(7.7)	(6.4)	(3.6)	(54.9)	(103.5)
Benefit of income taxes	0.9	1.7	-	0.6	31.3	101.5
Net loss	(8.4%)	(6.0%)	(6.4%)	(3.0%)	(79.9%)	(145.6%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
Comparison of the three months ended September 30, 2007 and 2006

Total Operating Revenues:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$136,646	$106,931	$29,715	27.8%
Management fees	1,414	380	1,034	272.1%
Total operating revenues	$138,060	$107,311	$30,749	28.7%

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,239	$3,113	$126	4.1%

Average occupancy rate	86.9%	86.0%		.9	ppt*

* percentage points

Of the $29.7 million increase in community revenues for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, approximately $24.1 million was due to the addition of the Summerville communities for the month of September 2007.  Of the communities other than Summerville, $3.3 million of the increased revenue was due to increases in the average monthly revenue per occupied unit and approximately $2.3 million was due to an increase in occupancy.

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

The increase in management fee revenue is primarily due to the Blackstone joint venture, from which we recorded $762,000 in the three month period ended September 30, 2007.

Community Operations:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$89,214	$69,763	$19,451	27.9%
As a percent of revenue	64.7%	65.0%		(.3)	ppt

A significant factor impacting the change in community operating expenses between the periods was a reduction in workers’ compensation expense of $2.0 million in the third quarter of 2006 due to revised estimates of our ultimate exposure under our workers’ compensation programs.  Excluding this 2006 adjustment, the increase in community operations expense would have been $17.5 million.  Of this amount, $15.4 million was due to the Summerville communities and Inn at Marietta, a leased community added in July 2007.  The remaining increase of $2.1 million was primarily related to increases in employee salaries and benefits.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

General and Administrative:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$12,999	$10,380	$2,619	25.2%
As a percent of revenue	9.4%	9.7%		(.3)	ppt

The growth in general and administrative expenses of $2.6 million was primarily related to staffing costs for regional and corporate overhead positions, which is comprised of increases in the number of personnel and in average salaries, and consisted of approximately $1.9 million in salaries and benefits and $174,000 of merger-related severance pay.  Much of the increase in staffing costs relates to the addition of the 81 Summerville communities.  The remaining increase consisted primarily of increases in travel, accounting fees, non-employee compensation expense, and consulting fees, partially offset by decreases in legal fees.  Included in general and administrative expenses is non-cash stock compensation expense of $2.1 million in 2007 and $2.0 million in 2006. Of the $2.1 million in 2007 stock option compensation, approximately $1.3 million related to a portion of the stock options granted to Granger Cobb, who joined us as co-chief executive officer and president upon consummation of the Summerville transaction, that were vested immediately upon grant.  Ongoing stock option expense is approximately $1.2 million per quarter based on the current stock options outstanding.

Since approximately 35 of the communities we operate are managed rather than owned or leased at September 30, 2007, as compared to 11 at September 30, 2006, General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative as a percentage of operating revenues for all communities decreased to 8.1% from 9.0% for the three months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$20,350	$12,820	$7,530	58.7%
As a percent of revenue	14.7%	11.9%		2.8	ppt

The increase in depreciation and amortization expense of $7.5 million is primarily the result of the write off of approximately $424,000 of net lease acquisition costs upon completion of the HCPI, Wegman, and HC REIT acquisitions and a $4.1 million increase in depreciation and amortization from the Summerville acquisition.  In addition, due to the same acquisitions, depreciation expense increased $3.2 million.

Facility Lease Expense:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$12,287	$11,254	$1,033	9.2%
As a percent of revenue	8.9%	10.5%		(1.6)	ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
The increase in facility lease expense of $1.0 million was primarily due to the operating lease expense increase of $6.9 million due to the Summerville merger of which $1.7 million is non-cash lease expense accruals, partially offset by a decrease of $6.2 million due to the Fretus, HRT, Wegman, and HCPI acquisitions.  We leased 72 and 77 communities under operating leases as of September 30, 2007 and 2006, respectively.

Interest Income:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$2,624	$759	$1,865	245.7%
As a percent of revenue	1.9%	0.7%		1.2	ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  Cash balances were considerably higher in the third quarter of 2007 as compared to the third quarter of 2006, primarily as a result of cash received in the common stock offering in July 2007.  Restricted deposits were somewhat lower in the third quarter of 2007 as compared to the third quarter of 2006.

Interest Expense:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$18,659	$12,581	$6,078	48.3%
As a percent of revenue	13.5%	11.7%		1.8	ppt

The increase in interest expense of $6.1 million for the third quarter of 2007 as compared to the comparable period in 2006 is primarily due to an increase of $6.7 million in interest expense from the Fretus, HRT, Wegman, HC REIT, and HCPI acquisitions, and the Summerville merger, partially offset by reductions in other interest expense due to normal pay downs on loans and mortgages.

Equity Losses in Unconsolidated Joint Ventures:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Equity losses in
unconsolidated joint ventures	$(805)	$(138)	$(667)	483.3%
As a percent of revenue	(0.6%)	(0.1%)		(.5)	ppt

The increase in equity losses in unconsolidated joint ventures of $667,000 primarily reflects net equity losses of $637,000 from the Blackstone joint venture, which did not exist in the third quarter of 2006.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

Other, net:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$767	$561	$206	36.7%
As a percent of revenue	0.6%	0.5%		.1	ppt

Other, net primarily reflects $464,000 of amortization of deferred gains in 2007 and an asset impairment adjustment of $160,000 for the Cooper George investment sold in September 2007.  The balance in 2006 primarily relates to $554,000 of amortization of deferred gains.

Income Taxes:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Benefit of income taxes	$1,290	$1,877	$(587)	N/A
As a percent of revenue	0.9%	1.7%		0.8	ppt

The benefit of income taxes for the quarter ended September 30, 2007, is principally due to reversal of $1.3 million of estimated federal taxes recorded for the first six months of 2007, primarily related the third quarter acquisitions creating an estimated tax loss for the year compared to the previous estimated taxable income for the first six months.  The balance is estimated state income and franchise taxes liabilities.  The benefit of income taxes for the quarter ended September 30, 2006, includes a tax benefit of $823,000 for the proportionate share of the estimated tax refund, exclusive of tax benefit of $251,000 related to employee option exercises, from the expected carryback of tax losses for 2006 to offset taxable income in 2005, an adjustment of approximately $1.1 million to our estimated 2005 federal tax liability to the final federal tax return filed during the 2006 third quarter, and an accrual for estimated state income and franchise tax liabilities.  As of September 30, 2007 and 2006, we have a 100% allowance on our net deferred tax assets.

Net Loss and Property-Related Expense:

In comparing the net loss for the three months ended September 30, 2007 and 2006, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

Detail of property-related expenses from lease accounting treatment:

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$20,350	$12,820	$7,530	58.7%
Facility lease expense	12,287	11,254	1,033	9.2%
Interest expense	18,659	12,581	6,078	48.3%
Total property-related expense	$51,296	$36,655	$14,641	39.9%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$12,448	$9,724	$2,724	28.0%
Interest expense	8,489	10,288	(1,799)	(17.5%)
Straight-line/below market lease expense	1,891	222	1,669	751.8%
Operating lease expense	10,396	11,031	(635)	(5.8%)
Total property-related lease expense	33,224	31,265	1,959	6.3%
Actual lease payments	(24,010)	(26,146)	2,137	(8.2%)
Expense in excess of lease payments	$9,214	$5,119	$4,096	80.0%

Our property-related expense associated with our leases exceeded our actual lease payments by $9.2 million and $5.1 million for the three months ended September 30, 2007 and 2006, respectively.  The impact of lease accounting increased by $4.1 million in the current year quarter from the comparable quarter last year due primarily to the Summerville merger, partially offset by a reduction in interest expense on the capital leases in connection with the normal pay down of the lease obligation and the termination of leases from the acquisition of the Fretus, HRT, HC REIT, and HCPI communities.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the quarter ended September 30, 2007, the actual lease payments increased due to the acquisition transactions discussed in the “Notes to Unaudited Condensed Consolidated Financial Statements” above.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
Comparison of the nine months ended September 30, 2007 and 2006

Total Operating Revenues:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Total community revenues	$355,991	$310,729	$45,262	14.6%
Management fees	3,221	1,321	1,900	143.8%
Total operating revenues	$359,212	$312,050	$47,162	15.1%

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,224	$3,081	$144	4.7%

Average occupancy rate	86.3%	84.8%		1.5	ppt*

Of the $45.3 million increase in community revenues for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, approximately $24.1 million was due to the addition of the Summerville communities for the month of September 2007.  Of the communities other than Summerville, $13.0 million was due to increases in the average monthly revenue per occupied unit and approximately $8.2 million was due to an increase in occupancy, including an increase of $1.1 million from the reopening of our Biloxi community that was temporarily closed due to hurricane damage in 2005.

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

The increase in management fee revenue is primarily due to the Blackstone joint venture, from which we recognized $2.1 million for the nine months ended September 30, 2007, partially offset by several other management agreements that were terminated during and since the nine month period ended September 30, 2006

Community Operations:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$229,225	$203,792	$25,433	12.5%
As a percent of revenue	63.8%	65.3%		(1.5)	ppt

Of the $25.4 million increase in community operating expense, $16.3 million was due to the addition of the Summerville, Arbor Place, and Inn at Marietta communities.  The remaining increase of $9.1 million was primarily related to increases in employee-related expenses of $7.0 million including salaries and workers’ compensation expense.  The balance of the change represents increases in food costs, contracted services, utilities, supplies, cable television services, and various other similar operating expenses, partially offset by decreases in management fees, insurance, and property taxes.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
For the nine months ended September 30, 2006, community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount less than the original accrual for the action, which is shown as a separate line item on the condensed consolidated statement of operations and is further discussed under “Legal Proceedings.”

General and Administrative:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$34,335	$27,832	$6,503	23.4%
As a percent of revenue	9.6%	8.9%		.7	ppt

The increase in general and administrative expenses of $6.5 million was primarily related to staffing costs for regional and corporate overhead positions, which is comprised of increases in the number of personnel and in average salaries, and consisted of approximately $3.1 million in salaries and benefits, $1.3 million of merger-related severance pay, non-cash stock option compensation expense of $1.3 million, and $862,000 of incentive compensation expense.  Much of the increase in staffing costs relates to the addition of the 81 Summerville communities.  The remaining increase consisted primarily of increases in travel, non-employee compensation expense, marketing and design expenses, and meals and entertainment, partially offset by a decrease in legal fees of $1.1 million in 2007 as compared to 2006, primarily as a result of legal fees related to the Texas Medicaid dispute in 2006 as discussed under “Legal Proceedings.”  Included in the general and administrative expenses is non-cash stock compensation expense of $3.5 million in 2007 and $2.2 million in 2006.

Since approximately 35 of the communities we operate are managed rather than owned or leased at September 30, 2007, as compared to 11 at September 30, 2006, General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative as a percentage of operating revenues for all communities decreased to 8.1% from 8.3% for the nine months ended September 30, 2007 and 2006, respectively.

Depreciation and Amortization:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$49,545	$37,221	$12,324	33.1%
As a percent of revenue	13.8%	11.9%		1.9	ppt

The increase in depreciation and amortization expense of $12.3 million is primarily the result of the write off of approximately $1.8 million of net lease acquisition costs upon completion of the Fretus, HRT, HCPI, Wegman, and HC REIT acquisitions and a $4.1 million increase in depreciation and amortization from the Summerville acquisition.  In addition, due to the acquisitions of leased communities, depreciation expense increased $4.7 million.  The remainder was due to leasehold improvement depreciation on capital expenditures to improve our properties.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

Facility Lease Expense:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$30,139	$33,264	$(3,125)	(9.4%)
As a percent of revenue	8.4%	10.7%		(2.3)	ppt

The decrease in facility lease expense of $3.1 million was primarily due to the operating lease expense decrease of $10.1 million due to the Fretus, HRT, HCPI, and Wegman acquisitions, partially offset by a $6.9 million increase in facility lease expense resulting from the Summerville acquisition, of which $1.7 million is non-cash lease expense accruals.  We leased 72 and 77 communities under operating leases as of September 30, 2007 and 2006, respectively.

Interest Income:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$3,816	$2,311	$1,505	65.1%
As a percent of revenue	1.1%	0.7%		.4	ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  Cash balances were significantly higher in the first three quarters of 2007 as compared to the first three quarters of 2006, primarily as a result of cash received in the common stock offering in July 2007.  Restricted deposits were somewhat lower in the first three quarters of 2007 as compared to the first three quarters of 2006.

Interest Expense:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$49,219	$36,787	$12,432	33.8%
As a percent of revenue	13.7%	11.8%		1.9	ppt

The increase in interest expense of $12.4 million is primarily due to an increase in interest expense of $12.7 million from the Summerville merger, the Fretus, HRT, HC REIT, Wegman, the two HCPI acquisitions, and the new Washington community acquired in July 2006, partially offset by reductions in other interest expense due to normal pay downs on loans and mortgages.  In addition, in 2006 there was a reduction in our interest payable accrual of $766,000, which was originally recorded in 2005, due to the settlement of a lawsuit for less than the anticipated amount.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

Equity Gains (Losses) in Unconsolidated Joint Ventures:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Equity gains (losses) in
unconsolidated joint ventures	$5,691	$(630)	$6,321	(1,003.3%)
As a percent of revenue	1.6%	(0.2%)		1.8	ppt

The increase in equity gains (losses) in unconsolidated joint ventures of $6.3 million is primarily from net equity gains of $7.7 million recognized in conjunction with the Company’s divestiture of its investment in Senior Med and a decrease in equity losses in Senior Med of $181,000 for the first three quarters of 2007 as compared to the comparable period of 2006, partially offset by equity losses in the Blackstone joint venture of $1.5 million for the nine months ended September 30, 2007.

Other, net:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$877	$1,719	$(842)	(49.0%)
As a percent of revenue	0.2%	0.6%		(.4)	ppt

Other, net primarily reflects $1.6 million of amortization of deferred gains in 2007, an increase of $151,000 on our investment for our non-qualified compensation plan, and an asset impairment adjustment of $160,000 for the Cooper George investment sold in September 2007, partially offset by the incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of our convertible debentures into common stock.  The balance in 2006 primarily relates to $1.7 million of amortization of deferred gains.

Income Taxes:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)

Benefit of (provision for) income taxes	$(30)	$1,967	$(1,997)	N/A
As a percent of revenue	–	0.6%		0.6	ppt

The provision for income taxes for the nine months ended September 30, 2007, is principally due to estimated state income and franchise tax liabilities.  The benefit of income taxes for the nine months ended September 30, 2006, includes a tax benefit of $933,000 for the proportionate share of the estimated tax refund, exclusive of the $1.3 million of tax benefit related to employee exercises of stock options, from the expected carryback of 2006 tax losses to offset taxable income in 2005, an adjustment of approximately $1.1 million to our estimated 2005 federal tax liability to the final federal tax return filed during the quarter, and an accrual for estimated state income and franchise tax liabilities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

Net Loss and Property-Related Expense:

In comparing the net loss for the nine months ended September 30, 2007 and 2006, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Nine Months ended September 30,
	2007	2006	$ Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$49,545	$37,221	$12,324	33.1%
Facility lease expense	30,139	33,264	(3,125)	(9.4%)
Interest expense	49,219	36,787	12,432	33.8%
Total property-related expense	$128,903	$107,272	$21,631	20.2%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$31,201	$29,149	$2,052	7.0%
Interest expense	28,137	31,047	(2,910)	(9.4%)
Straight-line/below market lease expense	2,208	734	1,483	202.0%
Operating lease expense	27,931	32,529	(4,607)	(14.2%)
Total property-related lease expense	89,477	93,459	(3,982)	(4.3%)
Actual lease payments	(71,460)	(77,481)	6,021	(7.8%)
Expense in excess of lease payments	$18,017	$15,978	$2,039	12.8%

Our property-related expense associated with our leases exceeded our actual lease payments by $18.0 million and $16.0 million for the nine months ended September 30, 2007 and 2006, respectively.  The impact of lease accounting increased by $2.0 million in the first three quarters of the current year from the comparable period last year due primarily to the Summerville merger, partially offset by a reduction in interest expense on the capital leases in connection with the normal pay down of the lease obligation and the termination of leases from the acquisition of the Fretus, HRT, HC REIT, Wegman, and HCPI communities.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the three quarters ended September 30, 2007, the actual lease payments increased due to the acquisition transactions discussed in the “Notes to Unaudited Condensed Consolidated Financial Statements” above.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
Same Community Comparison

Of our 253 communities, we have operated 169 communities continuously since January 1, 2006, and define these as “Same Communities,” which excludes the Summerville communities.  The following table sets forth a comparison of same community results of operations for the three months ended September 30, 2007 and 2006, excluding general and administrative expenses.

	Three Months ended September 30,
	(In thousands)
			$ Δ	% Δ
	2007	2006	Fav / (Unfav)	Fav / (Unfav)
Revenue	$110,414	$105,538	$4,876	4.6%
Community operations *	(72,421)	(68,498)	(3,923)	(5.7)
Community operating income	37,993	37,040	953	2.6
Depreciation & amortization	(15,185)	(12,270)	(2,915)	(23.8)
Facility lease expense	(4,899)	(10,863)	5,964	54.9
Operating income	17,909	13,907	4,002	28.8
Interest expense, net	(16,699)	(11,466)	(5,233)	(45.6)
Operating income after interest expense	$1,210	$2,441	$(1,231)	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

These 169 communities represented $110.4 million or 80.0% of our total revenue of $138.1 million for the third quarter of 2007.  The increase in same community revenues of $4.9 million was primarily due to improvements in average revenue per occupied unit, which accounted for approximately $3.4 million of the increase in revenue and approximately $1.5 million from the increase in occupancy.

	Three Months ended September 30,
	2007	2006	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,215	$3,115	$100	3.2%

Average occupancy rate	86.3%	86.0%		.3	ppt

A major factor impacting the change in community operating expense between the periods was a reduction in workers’ compensation expense of approximately $1.8 million in the third quarter of 2006 due to revised estimates of our ultimate exposure under our workers’ compensation programs.  The adjustment in the third quarter of 2006 was based upon an actuarial valuation report.

The remaining increase of $2.1 million in community operating expenses was primarily related to increases in employee-related expenses of $2.1 million including salaries and workers’ compensation expense, and increases in contracted services, food costs, supplies, cable television services, and various other similar operating expenses, offset by decreases in management fees, insurance, and property taxes.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) increased by approximately $2.2 million, which primarily reflects the effect of the termination of leases from the acquisition of the Fretus, HRT, HC REIT, Wegman, and HCPI communities, which increased depreciation and amortization by $2.9 million and increased interest expense by $5.5 million, while decreasing facility lease expense by $5.9 million, partially offset by a decrease in property-related expenses for the remaining communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
Operating income after interest expense decreased from $2.4 million to $1.2 million for a total decrease of $1.2 million from the comparable period of 2006 primarily as a result of additional depreciation on the acquired communities discussed above.  Exclusive of the workers’ compensation adjustment noted above, there would be an improvement in operating results of approximately $586,000.  Furthermore, excluding depreciation on newly acquired communities and the worker’ compensation adjustment, the operating results improved by approximately $3.5 million.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will continue to have a positive impact on operating performance over time.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, net cash provided by operating activities was $30.6 million.  The primary components were depreciation and amortization of $49.5 million, non-cash stock option compensation of $3.5 million, net losses in equity investments of $1.7 million, amortization of loan fees of $1.3 million, amortization of above/below market rents of $860,000, and allowance for doubtful receivables of $798,000, partially offset by $22.9 million of net loss from operations, a net change in operating assets and liabilities of $4.4 million, and amortization of deferred gain of $1.6 million.

Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2006. The primary components were $37.2 million of depreciation and amortization,  net losses in equity investments of $2.2 million, non-cash stock option compensation of $2.2 million, deferred revenue of $1.1 million, deferred rent of $710,000, net losses in equity investments of $630,000, allowance for doubtful receivables of $610,000, partially offset by net increases in operating assets and liabilities of $28.1 million, $9.3 million of net loss from operations, and amortization of deferred gain of $1.7 million.  The $28.1 million use of cash related to operating assets and liabilities is primarily comprised of the following:

Significant components of changes in operating assets and liabilities:
Nine Months Ended
September 30,
2006

Reduction of Texas settlement liability accruals, including interest	$(12,973)
Payment of Texas Settlement	(5,600)
Refund of court bond related to Texas Settlement	1,725
Texas settlement subtotal	(16,848)
Federal tax refund receivable, related to 2005 overpayment	(1,043)
Federal tax deposits, principally related to the Alterra transaction gain	(4,200)
Professional and general liability accrual adjustment	(1,700)
Workers ' compensation accrual adjustment	(2,021)
Payment of semi-annual debenture interest	(1,830)
Payment of annual insurance premiums	(8,655)
Federal tax refund receivable, related to 2006 loss carryback	(2,258)
Texas Medicaid settlement accrual	1,272
All other activity, net	9,229
Net change in operating assets and liabilities	$(28,054)

The Texas settlement impact of $16.8 million, the federal tax deposits of $4.2 million related to the Alterra transaction gain, and the federal tax refunds of $3.3 million, partially offset by the Texas Medicaid accrual of $1.3 million, a total of $23.0 million for 2006, are expected to be non-recurring items.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
For the nine months ended September 30, 2007, cash used in investing activities was $785.8 million.  The activities that used cash include $784.9 million for the acquisition or construction of property and equipment, and $170,000 in lease and contract acquisition costs, partially offset by a net disinvestment in affiliates and other managed communities of $65,000.  For the nine months ended September 30, 2006, cash used in investing activities was $25.2 million.  The activities that used cash include $22.3 million for the acquisition or construction of property and equipment, $2.8 million in lease and contract acquisition costs, and a net investment in affiliates and other managed communities of $188,000.

For the nine months ended September 30, 2007, net cash provided by financing activities was $807.7 million.  Activities resulting in a net cash increase include $643.1 million of proceeds from long-term borrowings and financings, $330.9 million from the sale of stock, including the secondary offering, $8.6 million for the decrease in restricted deposits, partially offset by $169.2 million for repayment of long-term borrowings and financings, and $5.6 million of debt issue and other financing costs.  For the nine months ended September 30, 2006, net cash used in financing activities was $10.7 million, consisting primarily of $21.8 million repayment of long-term borrowings and financings and an increase in restricted deposits of $2.6 million, partially offset by long-term borrowings of $8.6 million, proceeds from the issuance of common stock of approximately $4.2 million, and a $1.3 million tax benefit of stock compensation.

As of September 30, 2007, we had a working capital deficit of $57.9 million.  We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $16.2 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for (i) convertible debentures of $10.5 million due July 1, 2008, which are convertible to common stock at the rate of $22 per share, (ii) the current portion of debt maturities of $44.2 million due by September 30, 2008, of which we expect to refinance $20.4 million, and (iii) long-term debt maturities of $79.6 million due after September 2008 but prior to September 30, 2009, which the Company plans to refinance prior to their due dates or pay them off at maturity.

We have incurred significant losses since our inception and have an accumulated deficit of $229.9 million as of September 30, 2007.  We believe these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion and occupancy rates remaining lower for longer periods than anticipated.

Our debt obligations mature at various dates beginning in March 2008 and continuing through 2016, and we will need to refinance or otherwise repay certain obligations upon maturity.  As a consequence of our property and lease transactions in 2007, our long-term debt has increased from $86.0 million at December 31, 2006, to $722.4 million at September 30, 2007.  Our obligations under operating leases have increased from $299.3 million to $943.1 million, and our capital lease and financing obligations have decreased from $608.6 million to $524.4 million.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, we are required to maintain the leased properties in a reasonable and prudent manner.  For the nine months ended September 30, 2007, we were in violation of one or more covenants in certain of our leases, but obtained waivers from the owners, or made cash security deposits, such that we were deemed to be in compliance.  The waivers expire on October 1, 2008.

Based on the Company’s current operating initiatives and the current cash position, management believes that the Company will generate positive operating cash flow, or will have adequate cash reserves to cover any operating, investing and financing activities, including required debt service and capital expenditures for the foreseeable future.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
The following table summarizes our contractual obligations at September 30, 2007, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$722,371	$44,219	$107,996	$249,125	$321,031
Capital lease and financing obligations,
including current portion	524,377	23,028	54,656	66,947	379,746
Operating leases	943,129	67,211	151,436	156,301	568,181
Convertible debentures	10,455	10,455	-	-	-
	$2,200,332	$144,913	$314,088	$472,373	$1,268,958

The following table summarizes interest on our contractual obligations at September 30, 2007, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$279,656	$47,679	$83,222	$64,641	$84,114
Capital lease and financing obligations	202,227	28,194	52,178	45,234	76,621
Convertible debentures	653	653	-	-	-
	$482,536	$76,526	$135,400	$109,875	$160,735

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007
Recent Accounting Pronouncements

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  The adoption of this statement did not have any significant effect on our financial condition, results of operations, or cash flows.  We anticipate completing our FIN 48 analysis in connection with the finalization of the purchase price allocation of Summerville.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are evaluating the impact of adopting SFAS 157.  We do not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

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

Limitations of Adjusted EBITDA:

Adjusted EBITDA has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of earnings.  Material limitations in making the adjustments to our losses to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net loss includes:

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

Adjusted EBITDA is not an alternative to net loss, loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA presented below, along with our consolidated balance sheets, statements of operations, and cash flows.  In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2007

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2007 and 2006:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(11,573)	$(6,434)	$(22,897)	$(9,322)
Provision for (benefit of) income taxes	(1,290)	(1,877)	30	(1,967)
Equity losses (gains) in unconsolidated joint ventures	805	138	(5,691)	630
Depreciation and amortization	20,350	12,820	49,545	37,221
Amortization of deferred gains	(464)	(554)	(1,567)	(1,661)
Non-cash stock option compensation expenses	2,133	1,984	3,456	2,205
Convertible debentures conversion costs	–	–	1,329	–
Interest expense	18,659	12,581	49,219	36,787
Interest income	(2,624)	(759)	(3,816)	(2,311)
Other non-cash unusual activity:
Reversal of Texas settlement accrued in 2004	-	-	-	(12,207)
Adjusted EBITDA	$25,996	$17,899	$69,608	$49,375

[The rest of this page is intentionally left blank.]

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At September 30, 2007, we had approximately $119.1 million of variable rate borrowings based on the LIBOR rate.  As of September 30, 2007, our weighted average variable rate is 1.91% in excess of the LIBOR rate.  For every 1% change in the LIBOR rate, our interest expense will change by approximately $1.2 million annually.  In July 2007, $21.6 million of variable rate debt was paid off.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2007.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report.  Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The attorney general’s office originally sought $6.6 million related to the compliance issue, which equates to three times the total amount of all payments made to us by the State of Texas since the inception of our Medicaid contract, plus interest and attorney fees.  We took the position with the State that all services for which Medicaid lawfully paid us were provided to the program residents despite the absence of some of the kitchen items and therefore, recovery of the total of all payments made to us was unjustified.  As a result of continuing settlement discussions with the attorney general’s office, we settled the claim for approximately $1.9 million in August 2007.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on August 29, 2007.

(b)	Not applicable.

(c)	The following matters voted upon at the meeting received the number of votes set forth below:

•	Approval of the issuance of up to 8,500,000 shares of Emeritus common stock pursuant to the merger agreement with Summerville Senior Living, Inc. and certain other parties
•	Election of Class II directors

•	Approval of amendment to the restated articles of incorporation to increase the number of authorized shares of common stock and preferred stock
•	Approval of amendments to our 2006 Equity Incentive Plan
•	Ratification of appointment of independent registered public accounting firm

Approval of share issuance pursuant to merger agreement

For	Against	Abstain	Broker Non-vote
25,014,179	44,307	88,123	3,231,138

Election of Directors:
			Abstain or
Name	For	Withhold	Broker Non-vote
Stanley L. Baty	28,222,437	–	155,310
Raymond R. Brandstrom	28,211,938	–	165,809
T. Michael Young	28,226,205	–	151,542

Approval of the Increase in the Number of Authorized Shares of Common and Preferred stock:

For	Against	Abstain	Broker Non-vote
22,998,552	2,135,015	13,042	3,231,138

Approval of Amendments to the Emeritus 2006 Equity Incentive Plan:

For	Against	Abstain	Broker Non-vote
20,214,353	4,925,407	6,849	3,231,138

Ratification of Independent Public Accountants:

For	Against	Abstain	Broker Non-vote
28,298,233	35,373	44,141	0

(d)	Not applicable.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Executive Vice President - Finance, Chief Financial Officer, and Secretary

Index to Exhibits
			Footnote
Number	Description		Number

3.1	3.1.3	Articles of Amendment of Emeritus Corporation Dated August 29, 2007	(6)
10.5	Agreement and Plan of Merger dated as of March 29, 2007, by and among Emeritus Corporation,
	Boston Project Acquisition Corp., Summerville Senior Living, Inc. AP Summerville, LLC,
	AP Summerville II, LLC, Daniel R. Baty, and Saratoga Partners IV, L.P.		(1)
10.6	Amended and Restated Shareholders Agreement dated as of March 29, 2007, by and among
	Emeritus Corporation, AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate
	Investment Fund III, L.P., Apollo Real Estate Investment Fund IV, L.P., Daniel R. Baty,
	Catalina General Partnership, L.P., Columbia Select, L.P., B.F., Limited Partnership, Saratoga
	Partners IV, L.P., Saratoga Coinvestment Company, LLC and Saratoga Management Company, LLC.		(1)
10.7	Registration Rights Agreement dated as of March 29, 2007, by and among Emeritus Corporation,
	AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate Investment Fund III, L.P.,
	Apollo Real Estate Investment Fund IV, L.P., Daniel R. Baty, Catalina General Partnership, L.P.,
	Columbia Select, L.P., B.F., Limited Partnership, Saratoga Partners IV, L.P., Saratoga Coinvestment
	Company, LLC, Saratoga Management Company, LLC and Granger Cobb.		(1)
10.9	Executive Employment Agreements
	10.9.1	Employment Agreement by and between Granger Cobb and Emeritus Corporation, dated
		August 31, 2007	(7)
10.12	Purchase of 12 communities consisting of 786 units in five states from Healthcare Realty Trust (HRT)
	10.12.1	Agreement of Sale and Purchase entered into by Sellers HR Acquisition I Corporation, HR Acquisition for
		Pennsylvania, Inc., HR Acquisition of San Antonio LTD., Healthcare Acquisition of Texas, Inc. HRT
		and Emeritus Corporation Holdings, Inc., and Healthcare Reality Trust Incorporated	(2)
	10.12.2	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
		Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $88.0 million	(2)
	10.12.3	Loan Agreement by and among 12 Delaware limited liability companies or limited partnerships listed on
		Schedule A together with their respective successors (borrowers) and Capmark Bank (lender) for $13.6 million	(2)
	10.12.4	Promissory Note for $88,000,000;the undersigned limited liability companies and limited partnerships
		(borrower) promises to pay to Capmark Bank (Lender) principal amount	(2)
	10.12.5	Promissory Note for $13,600,000;the undersigned limited liability companies and limited partnerships
		(borrower) promises to pay to Capmark Bank (Lender) principal amount	(2)
	10.12.6	Assignment and Assumption of Loan and Loan Documents by and between Healthcare Reality Trust
		Incorporated and Columbia Pacific Opportunity Fund, LP	(2)
10.14	Purchase of 3 communities consisting of 453 units located in South Carolina from Health Care Property
	Investors, Inc. (HCPI)
	10.14.1	Purchase and Sale Agreement and Joint Escrow Instructions by and Between HCPI Trust "Seller" and
		Emeritus Corporation "Buyer"	(2)
	10.14.2	Loan Agreement by and among Emeri-Sky SC LLC, Emerivell SC LLC, and Emeripark SC LLC "Borrowers"
		and CAPMARK BANK	(2)
	10.14.3	Promissory Note $13.12 million Emeri-Sky (Skylyn) promises to pay to the order of CAPMARK BANK	(2)
	10.14.4	Promissory Note $6.0 million Emerivill SC LLC (Village) promises to pay to the order of CAPMARK BANK	(2)
	10.14.5	Promissory Note $4.48 million Emeripark SC LLC (Park) promises to pay to the order of CAPMARK BANK	(2)
10.15	Executive Separation Agreements
	10.15.1	Frank Ruffo	(2)
	10.15.2	Gary Becker	(2)

10.23	Documents Relating to Debt Financing with Health Care REIT, Inc. & Summerville Senior Living, Inc
	10.23.1	Promissory Note for Senior Living Properties, LLC dated March 1, 2007 payable to Health	(8)
		Care REIT, Inc.
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living, Inc
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property Investors, Inc and
		Westminster HCP, LLC and certain subsidiaries of Summerville Senior
		Living for 10 properties	(8)
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities	(8)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities	(8)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities	(8)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility and capital additions	(8)
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities	(8)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility	(8)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities	(8)
	10.24.9	Eigth Amendment HCPI Master Lease dated 8-8-07	(8)
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities from lease	(8)
10.25	Documents related to Leases with HC REIT, Inc. and Summerville Senior Living
	10.25.1	Amended and Restated Master Lease Agreement between HC Reit, Inc, HCRI Louisiana Properties and Senior
		Living Properties, LLC, (Summerville ) for 3 communities Kenner, Outlook Manor, and South Dayton dated March 1, 2007	(8)
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries of Summerville
		Senior Living for 3 properties dated 10-2-06	(8)
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens	(8)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities	(8)
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and Summerville Senior Living
		dated 10-01-04	(8)
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04	(8)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04	(8)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06	(8)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07	(8)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04	(8)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06	(8)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07	(8)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07	(8)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04	(8)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry Agam and Pacifica Manor, Inc.	(8)
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhmabra Royale, Jerry Agam, Pacifica
		Manor, Inc and COBBCO Inc	(8)
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam 'and Pacifica Manor, Inc.	(8)
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam, Pacifica Manor, Inc
		and COBBCO Inc	(8)
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam and Pacifica Manor, Inc.	(8)
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam, Pacifica Manor, Inc
		and COBBCO Inc	(8)
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC	(8)
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville at COBBCO for Orange	(8)
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville at COBBCO for Casa Whittier	(8)
10.43	Documents related to Lease between Ventas Realty, Ventas Framingham and Summerville for 6 communities
	10.43.1	Amended and Restated Master Lease Agreement by Ventas Realty, Ventas Framingham and Summerville 5, 14, 15, 16
		and Summerville 17 LLC dated 8-1-05 to add 4 communities	(8)
10.44	Documents related to Lease between Ventas Fairwood, LLC and Summerville for 1 community
	10.44.1	Master Lease Agreement by Ventas Fairwood, LLC and Summerville at Fairwood Manor, LLC dated 1-31-05	(8)
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated 4-14-05 for Whitehall Estates	(8)
10.46	Documents related to Lease between Ventas Brighton, LLC and Summerville for 1 community
	10.46.1	Master Lease Agreement by Ventas Brighton, LLC and Summerville 6, LLC dated 8-1-05 for Brighton	(8)
10.55	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus
		Corporation, Purchase of Park Club of Fort Meyers	(5)
10.61	10.61.06	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus
		Corporation, Purchase of Pavilion at Crossing Point, Orlando FL	(5)
	10.61.07	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus
		Corporation, Purchase of Springtree, Sunrise, FL	(5)
10.62	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of
		$8,000,000 payable to General Electric Capital Corporation.	(3)
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number
	Four , LLC (9 Communities)
	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number
		One thru Number Four , LLC, and Emeritus Corporation.	(4)
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement
		dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage
		Capital, Inc. Agreement represents an example of all three communities agreements	(8)
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse,
		LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of
		three communities agreements	(8)
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 31, 2007 between
		Meriweg-Rochester, LLC and Red Mortgage Capital, Inc. Agreement represents an example of three communities agreements	(8)
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 31, 2007 between
		Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc. represents an example of three communities agreements	(8)
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC, and Red Mortgage Capital, Inc.
		Agreement represents an example of six communities	(8)
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	(40 Communities)
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust,
		Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of
		Florida, LLC, and Emeritus Corporation	(5)
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between
		HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding
		LP and Emeritus Corporation as buyer	(8)
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus
		Corporation as Buyer (Boise, ID)	(8)
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus
		Corporation as Buyer (Cedar Rapids)	(8)
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus
		Corporation as Buyer (Escondido Ca, Puyallup, WA)	(8)
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings
		(EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown,
		Lewiston, & Stockton)	(8)
	10.67.07	Purchase and Sale Agreement dated July 31, 2007 by and between HCP AL of Florida, LLC. and
		Emeritus Corporation as Buyer (Venice, Lakeland & New Port Richey)	(8)
	10.67.08	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus
		Corporation as Buyer (Phoenix)	(8)
	10.67.09	Loan Agreement dated August 15, 2007 by and among the 4 Delaware LLC or LP and Capmark
		Bank. (Everett, Phoenix, San Antonio, Walla Walla), Loan 1	(8)
	10.67.10	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $26.2
		million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San Antonio AO LP, and Walla Walla)	(8)
	10.67.11	Loan Agreement dated August 15, 2007 by and among the 8 Delaware LLC or LP and Capmark
		Bank. (New Port Richey, Venice, Dover, Altomonte, Stockton, Cambria, El Paso, Dallas), Loan 2	(8)
	10.67.12	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $49.8
		million payable to Capmark Bank, (Emerichip New Port Richey, Venice, Dover, Altomonte,
		Stockton, Cambria, El Paso, Dallas and Walla Walla)	(8)
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated
		August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates)	(8)
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between
		Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates)	(8)
10.68	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise,
		subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender	(8)
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal
		amount of $19.64 million payable to General Electric Capital Corporation	(8)
10.68	10.68.29	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation	(2)
	10.68.30	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Roanoke	(2)
	10.68.31	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Ravenna	(2)
	10.68.32	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisburg	(2)
	10.68.33	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Danville	(2)
	10.68.34	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Harrisonburg	(2)
	10.68.35	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Mechanicsburg	(2)
	10.68.36	Lease Termination Agreement by and among HR Acquisition I Corporation, HR Acquisition of
		Pennsylvania, Inc., and HRT Holdings, Inc. and Emeritus Corporation Bloomsburg	(2)
	10.68.37	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Oakwell	(2)
	10.68.38	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Oakwell Medical Center	(2)
	10.68.39	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place McKinney	(2)
	10.68.40	Lease Termination Agreement by HR Acquisition of San Antonio, LTD, and ESC IV, LP
		Kingsley Place Henderson	(2)
10.82	10.82.5	Sixth Amendment to Amended and Restated Master Lease is among Health Care Property Investors, Inc.
		HCPI Trust, Emeritus Realty V, LLC, ESC-LA Casa Grande, LLC, and Texas HCP Holding, LP and together
		with HCP, HCP Trust, ER-V and La Casa Gande "Lessor on the one hand, and Emeritus Corporation
		ESC III, LP, Emeritus Properties II Inc., Emeritus Properties III, Inc., Emeritus Properties V, Inc
		Emeritus Properties XIV, LLC, ESC-Bozeman, LLC, ESC-New Port Richey, LLC "Lessee" on the other hand	(2)

31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 9, 2007.	(8)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated November 9, 2007.	(8)
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 9, 2007.	(8)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 9, 2007.	(8)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated November 9, 2007.	(8)
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 9, 2007.	(8)

Footnotes:

(1)	Incorporated by reference to the indicated exhibit filed with the Company’s Form 8-K (File No. 1-14012)
on April 2, 2007.
(2)	Incorporated by reference to the indicated exhibit filed with the Company's First Quarter Report on Form 10-Q
(File No. 1-14012) on May 10, 2007.
(3)	Filed as the indicated Exhibit to Registration Statement of Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference.
(4)	Filed as the indicated Exhibit to Form 8-K filed on June 14, 2007 and incorporated herein by reference.
(5)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(6)	Filed as the indicated appendix to Definitive Proxy Statement filed on July 25, 2007 and incorporated herein reference.
(7)	Filed as the indicated Exhibit to Form 8-K filed on September 4, 2007 and incorporated herein by reference.
(8)	Filed herewith.