Form 10-K
period 2007-12-31
EMERITUS CORP\WA\
filed 2008-03-17
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2007.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2007, was $171,379,346.

Aggregate market value of common voting stock held by non-affiliates of the registrant as of February 29, 2008, was $437,278,406.

As of February 29, 2008, 39,038,181 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of Form 10-K (items 10-14) is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed on or before April 30, 2008.

EMERITUS CORPORATION

 PART I

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, in other disclosures incorporated by reference herein, and in some of our other public statements contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of those terms, or comparable terminology.  Some of the forward-looking statements included in this report and documents incorporated by reference and in some of our other public statements relate to, among other things:

•	the effects of competition and economic conditions on the occupancy levels in our communities, including possible excess assisted living capacity;

•	our ability under current market conditions to maintain and increase our resident charges without adversely affecting occupancy levels;

•
our ability to control community operating expenses, including the management of costs largely beyond our control (such as insurance and utility costs) without adversely affecting the level of occupancy and resident charges;

•	our ability to generate cash flow sufficient to service our debt and other fixed payment requirements;

•	our vulnerability to defaults as a result of noncompliance with various debt and lease covenants, including the effects of cross-default provisions;

•	uncertainties relating to competition, construction, licensing, environmental regulation, and other matters that affect acquisition, disposition, and development of assisted living communities;

•	our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and

•	uncertainties related to professional liability claims.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please review carefully Item 1A-Risk Factors of this report for important factors that could cause our actual results to differ materially from the forward-looking statements included in this report and presented elsewhere by our management from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain, and accordingly, you should not place undue reliance on forward-looking statements.

Although we believe that the expectations and forecasts reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements.  Consequently, no forward-looking statement can be guaranteed and future events and actual or suggested results may differ materially.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any further disclosures we make in our quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 1.  BUSINESS

Overview

Emeritus Corporation was founded in 1993 and is one of the largest and most experienced national operators of assisted living and Alzheimer’s care residential communities in the United States.  Our communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, but do not require the constant skilled nursing services provided in skilled nursing facilities.

On September 1, 2007, we completed our acquisition of Summerville Senior Living, Inc., which we sometimes refer to as "Summerville", a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  We sometimes refer to this transaction as the "Summerville acquisition".  As a result of the Summerville acquisition, Summerville became our wholly-owned subsidiary and retained the brand name in the operation of its communities.  Granger Cobb, President and CEO of Summerville, assumed the titles of President and Co-CEO of Emeritus.  Pursuant to the terms of the merger agreement and a shareholder agreement, Mr. Cobb and a representative designated by the Apollo Real Estate Investment Funds III and IV, which we sometimes refer to as the "Apollo Funds" were appointed to our board of directors upon consummation of the transaction.

As of December 31, 2007, we operated, or had an interest in, 287 assisted living communities, consisting of approximately 24,680 units with a capacity for 29,522 residents.  Our facilities are located in 37 states and include 107 communities that we own, 147 communities that we lease, and 33 communities that we manage, including 23 in which we hold joint venture interests.  As of December 31, 2007, our consolidated facilities were 88.0% occupied.  In 2007, we generated approximately 89.0% of our revenues from private pay residents, which limits our exposure to government reimbursement risk, and our average monthly revenue per occupied unit was $3,235.

We have 178 communities that offer Alzheimer’s and dementia care services with approximately 3,941 units in a mix of both free-standing facilities and as part of our standard assisted living facilities.  We believe the need for Alzheimer’s and dementia care will continue to increase in the future.  Today, there are an estimated 24 million people in the world with some form of dementia and 4.6 million new cases are diagnosed each year.  In addition, the number of Americans diagnosed with Alzheimer’s disease has doubled since 1980.  By 2050 the number of individuals in the United States with dementia is expected to increase from 4.5 million to above 11.3 million.  Dementia care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

Our portfolio of communities is highlighted by relatively new, high quality facilities that offer a significant number of amenities to our residents and which allows us to operate efficiently.  Of our 287 communities, 180 have been built or opened since January 1, 1996.  In addition, we have significantly upgraded many of our older communities to enhance their appearance and made improvements to kitchens, nurse call systems, dining and recreation areas, landscaping, and electronic systems, including data transmission.

We strive to provide a wide variety of supportive living services in a professionally managed environment that allows our residents to maintain dignity and independence.  Our residents are typically unable to live independently, but do not require the intensive care provided in skilled nursing facilities.  Under our approach, seniors reside in a private or semi-private residential unit for a monthly fee based in part on each resident’s individual service needs.  We believe our residential assisted living and Alzheimer’s and related dementia care communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities, while also providing peace of mind knowing that staff are available should the need arise.  In addition, we believe that our services, including assisting residents with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming, are attractive to seniors who are inadequately served by independent living facilities.

We are focused on increasing our revenues and cash flows through a combination of initiatives:

        •      continue to increase occupancy to stabilized levels.
•	continue assessment of resident care needs and local market pricing to optimize resident rates.
•
continue the expansion of our Alzheimer’s and related dementia care offerings to meet growing demand through expansions and conversions of existing communities, and further acquisition of existing dementia care communities.

•	increase capacity via selective acquisitions, expansion of existing communities, and new community development.
•	increase cost efficiencies from higher occupancy rates and economies of scale.
•	increase our percentage of owned versus leased communities.

By executing these growth initiatives, we have witnessed a consistent improvement in our revenues as evidenced by our increase in revenue per unit from $2,957 in 2005 to $3,100 in 2006 and to $3,235 in 2007.  In addition, our average occupancy increased from 84.5% in 2005 to 85.3% in 2006 and to 86.7% in 2007.

In 2007, our initiatives to enhance revenues produced the following successful results:

•	increased our total average occupancy to 86.7% in 2007, including the newly acquired properties, as compared to 85.3% in 2006.
•	added a net 1,084 units of Alzheimer’s and related dementia care capacity through expansions and additions to communities,
•	increased our average monthly revenue per unit by 4.4% compared to 2006,
•	acquired 96 communities with a capacity of 7,764 units formerly operated by us under long-term leases, including eight Summerville properties, and
•	increased our capacity through:
▪	our acquisition of Summerville adding 81 communities with a capacity of 7,935 units in 13 states.
▪	our acquisition of a 106-unit newly constructed community in Ohio.
▪	our lease of a 89-unit community in Ohio.

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

We believe that assisted living communities will continue to be one of the fastest growing choices for senior care due to a number of factors, including:

•
Consumer Preference.  We believe that assisted living is preferred by prospective residents as well as their families, who are often the decision makers for seniors.  Assisted living is a cost-effective alternative to other types of care, offering seniors greater independence while enabling them to reside longer in a more residential environment.

•
Cost-Effectiveness.  Assisted living services generally cost 30% to 50% less than skilled nursing facilities located in the same region.  We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.  According to the MetLife Market Survey of Nursing Home & Home Care Costs published in October 2007, the national annual average cost of a year in a nursing home was $77,745 for a private room and $68,985 for a semi-private room.  The survey evaluated the cost of assistance in a nursing home with the activities of daily living for a person suffering from a debilitation such as Parkinson's disease.  It did not include costs for therapy, rehabilitation, or medications.

•
Demographics.  The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population.  According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 9.7% from approximately 17.9 million in 2005 to approximately 19.7 million by the year 2015.  The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 25.5% from approximately 5.0 million in 2005 to 6.4 million by the year 2015.  Furthermore, the number of persons afflicted with Alzheimer’s disease is also expected to grow in the coming years.  According to data published in the August 2003 issue of the Archives of Neurology, an AMA publication, this population will increase 13.3% from the current 4.5 million to 5.1 million people by the year 2013.  Nearly half of all Americans over the age of 85 have Alzheimer’s disease and the number of Americans with Alzheimer’s has doubled since 1980.  Because Alzheimer’s disease and other forms of dementia are more likely to occur in people over the age of 85, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer’s disease and other forms of dementia in future years, absent breakthroughs in medical research.

•
Changing Family Dynamics.  Seniors currently possess greater financial resources than in the past, which makes it more likely that they are able to afford to live in professionally managed senior housing.  Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and other assets.  The use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services.  Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased.  In addition, the number of two-income households increased during the 1990's and the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population.  As a result, many families that traditionally would have provided care to senior family members in their homes are now less able to do so.  In addition, approximately 34% of the population from 75 to 79 years old live alone while 39% of those 85 and older live alone.  We believe these factors have increased the need for professional senior care.

•
Supply/Demand Imbalance.  While the senior population is growing significantly, the supply of assisted living beds per thousand of the senior population is not growing at a similar rate.  According to the 2006 Senior Housing Construction Report of the American Seniors Housing Association, construction of new assisted living facilities is down over 80% since 1999.  We believe that high construction costs, as well as costs of capital and liability insurance to smaller operators, have constrained the growth in the supply of the assisted living facilities.  We believe that growth in the senior population, increased affluence of this generation of senior citizens, and the diminished role of the family in providing senior care is leading to supply and demand imbalances that provide growth opportunities, as evidenced by increased occupancy and rental rates.

Competitive Strengths

We compete with other assisted living communities located in the areas where we operate.  These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us.  We believe that we have the following competitive strengths:

•
Lower Cost of Communities.  As of December 31, 2007, the average cost per unit of our owned and leased communities was approximately $100,000.  We believe that these costs are less than the current average replacement costs of these communities and below the average costs incurred by many other public companies operating in the industry.  We also believe that these lower capital costs give us opportunities to enhance margins and greater flexibility in designing our rate structure and responding to varying regional economic and regulatory changes.

•
Memory Loss Services.  The demand for memory loss services continues to grow.  As of December 31, 2007, we have 178 communities that offer this type of care in a mix of both free-standing facilities and as part of our standard assisted living facilities.  Our dementia care wings within our assisted living facilities enable us to retain residents who may require dementia care services in the future, and who would otherwise be required to move to an alternative care setting.  Where appropriate, we may place dementia residents in semi-private apartments to provide a lower cost alternative for those residents, which also serves to enhance our average rate per unit.

•
Large Operating Scale.  We believe that our size gives us significant advantages over smaller operators.  Given the scale of our operations, we selected high quality operating systems and service alternatives and developed a set of best practices that we have implemented on a national scale.  We also believe that, because of our size, we are able to purchase food, equipment, insurance, and employee benefits at lower costs, and to negotiate more favorable financing arrangements.

•
High Quality Communities.  Of our 287 communities in which we have an interest, 180 communities have been built and opened since January 1, 1996.  In addition, we have significantly upgraded many of our older communities to improve their appearance and operating efficiency.  These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems, and electronic systems, including those for data transmission, data sharing, and e-mail.

•
Geographic Diversification and Regional Focus.  We operate our communities in 37 states across the United States.  We believe that because of this geographic diversification we are less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region.  We believe that this also moderates the effects of regional employment and competitive conditions.  Within each region, we have focused on establishing a critical mass of communities in secondary markets (those outside of major metropolitan areas), which enables us to maximize operating efficiencies.

•
Experienced Management with Industry Relationships.  We believe that we have strong senior leadership with proven management skills in the assisted living industry.  Our senior management team consists of Daniel R. Baty, Chairman of the Board and Co-Chief Executive Officer; Granger Cobb, Co-Chief Executive Officer and President; Raymond R. Brandstrom, Executive Vice President-Finance, Secretary and Chief Financial Officer; Justin Hutchens, Executive Vice President and Chief Operating Officer; and Melanie Werdel, Executive Vice President-Administration, each of whom has from 15 to more than 31 years of management experience in the healthcare industry, ranging from independent living to skilled nursing care.  We believe that their combined experience and the relationships that they have developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital.

Business Strategy

We believe that there is a significant demand for alternative long-term care services that are well-positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities.  Our goal is to continue as a national leader in the assisted living segment of the long-term care industry through the following strategy:

•
Increased Focus on Operations and Occupancy.  In recent years, we have been focusing on improving community performance through both increased occupancy and revenue per occupied unit.  Initially, we focused most of our efforts on increasing occupancy across our portfolio.  Having achieved a portion of our total goal by late 1999, we then shifted our efforts toward enhancing our rates, particularly in facilities that were substantially below market or industry averages.  This rate strategy has led to increased rates across most of our portfolio.  We believe that this focus on both rates and occupancy will continue to generate the incremental growth in margins we are striving to achieve.  On September 1, 2007, we merged with Summerville, which historically had outperformed legacy Emeritus communities in average rates and occupancy.  We believe that the implementation of Summerville’s marketing and operating philosophies will continue to enhance our occupancy levels and rates.

•
Customer Service.  Our approach to care is to address our residents’ entire needs from their physical health to their social well-being.  We believe that this “holistic approach” enhances the quality of life and care for our residents.  By using stay-enhancing revenue alternatives like non-related companion living, diabetes management, our Brain Health and Wellness program, our Join-Their-Journey memory care program, and other flexible programming designed to meet the needs of the individual in our communities, we increase customer satisfaction and thereby increase occupancy.

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

•
Investment in Information Technology Infrastructure.  We are committed to improving our information technology throughout the organization in an effort to enhance our knowledge base and our ability to make better business decisions.  We continue to expand the computing capabilities in our communities including investments in computer hardware and networking devices.  We installed a care management program designed to manage and track resident care needs and services and we launched a web-based lead management program in order to better manage potential leads and referral sources.

•
Selective Acquisition of Communities.  In 1998, we reduced our acquisition activity in part to concentrate on the need to improve operations through occupancy and rate enhancement.  As we work to achieve these objectives, we expect to adjust our focus to actively purchase or lease communities that meet designated criteria.  In general, we tend to favor acquisition opportunities that are in smaller cities or suburbs, enhance our current market coverage, require minimal upfront capital, are neutral or favorable to the Company’s cash flow, and present operational or financing efficiency opportunities not otherwise realized by the existing owner or operator.  Between the years 2003 through 2007, we acquired additional communities that satisfied these criteria and we intend to continue to pursue acquisitions that meet these criteria.  From the beginning of 2003 through 2007, we have tripled the number of communities in our consolidated portfolio from 85 to 254, while decreasing the number of our managed facilities from 95 to 33.  This constitutes a net increase in our total operated portfolio of 107 communities.  We now lease or own many of the communities we formerly managed.  We have increased the number of communities we own from 10 at the end of 2006 to 107 at the end of 2007, primarily through the acquisition of 96 communities we formerly operated under long-term leases.  In 2007, we completed our acquisition of Summerville adding 81 communities to our consolidated portfolio, leased an existing community in Ohio, opened a newly constructed community in Ohio, added three new managed communities in California through our joint venture with Blackstone Real Property Group, which we sometimes refer to as the “Blackstone JV,” added a management agreement for a newly constructed community in New Hampshire, and terminated the management agreements for three communities due to the sale of those properties by the owners.

•
Development of Communities.  We are evaluating development opportunities in markets where existing occupancy is high, resulting in demand for additional capacity and attractive rates.  We opened one new Alzheimer’s building in 2007 and expect to open two additional communities in 2008, as we continue to evaluate potential projects.  We also opened one new expansion of an existing property in 2007, and expect to open two more in 2008.  Where we have existing communities with stabilized occupancy and strong market rates we will look to add additional units to existing communities.  These will usually be designated as Alzheimer’s and dementia care units, which provide higher incremental margin contributions to the community.

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

Service Level	Type of Resident	Description of Care Provided
Basic services	All residents–independent, assisted living and those with Alzheimer’s and related dementia
We offer these basic services to our residents:
•three nutritious meals per day,
•social and recreational activities,
•weekly housekeeping and linen service,
•building maintenance, individual apartment maintenance, and grounds keeping,
•24-hour emergency response,
•licensed nurses available to evaluate resident care needs and promote wellness, and
•transportation to appointments, excursions, etc.

Assisted living services	Assisted living residents
Our assisted living services provided for each resident depend on the recommended level of care or assistance required by the individual.  A thorough evaluation of the individual's needs along with collaboration with the resident, the resident's physician and the resident's family, determine the recommended level of care.  The level of care is based on the degree of assistance the individual requires in several categories.  Our categories of care include, but are not limited to:
•medication management and supervision,
•reminders for dining and recreational activities,
•assistance with bathing, dressing, and grooming,
•incontinence care and assistance,
•social support,
•dining assistance,
•behavior modification and management, and
•miscellaneous services including diabetic management, prescription medication reviews, transfers, and simple treatments.

Special Care Program (Alzheimer’s and related dementia)	Residents with Alzheimer’s and related dementia
We have designed our Memory Care program to meet the health, psychological, and social needs of our residents diagnosed with Alzheimer's or related dementia.  In a manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs.  Some of the service areas that are key to providing the individualized care for our residents with Alzheimer's or related dementias center around:
•personalized environment,
•activities planned to support meaningful interactions,
•specialized dining and hydration programs, and
•partnerships with families and significant others through support groups, one-on-one meetings, educational forums, and understanding behavior as a form of communication.

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

As third-party reimbursement programs and other forms of payment continue to grow, we will participate in these alternative forms of payment, depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small.  All sources of revenue other than residents’ private resources constituted less than 11.0% of our total revenues in 2007.

Management Activities

We provide management services to independent and related-party owners of assisted living communities.  We managed 33 and 32 communities at December 31, 2007 and 2006, respectively.  Of the 33 managed communities, 23 are owned by joint ventures in which we have an interest, three are owned by a third party, and seven are owned by entities in which Mr. Baty has an interest.  Agreements typically provide for fees between 5% and 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues.  Terms typically range from two to five years and may be renewed or renegotiated at the expiration of the term.  However, our management agreements with Blackstone JV have a one-year term and are automatically renewed on 30-day successive periods at the end of the initial one-year term.

From the beginning of 2003 through 2007, we have decreased the number of our managed communities from 95 to 33 primarily by acquiring and leasing these communities.  Management fees were approximately $4.4 million for 2007 and $1.9 million in 2006, compared to $2.0 million in 2005.  Management fees increased by $2.5 million in the year ended December 31, 2007, primarily due to the net 23 management agreements added from the Blackstone JV since December 2006, partially offset by the two-community net reduction in other management agreements from January 1, 2006, through December 31, 2007.

Properties

As of December 31, 2007, we operated, or had an interest in, 287 assisted living communities, consisting of approximately 24,680 units with a capacity for 29,522 residents.  Our facilities are located in 37 states.  The following table summarizes our portfolio of communities as of December 31, 2007.

Service Offering	Number of Communities

Independent Living	6
Assisted Living	93
Alzheimer's / Dementia Care	29
Assisted Living & Independent Living	9
Assisted Living & Alzheimer's / Dementia Care	137
Independent Living & Assisted Living & Alzheimer's / Dementia Care	10
Alzheimer's / Dementia Care & Skilled Nursing	2
Skilled Nursing	1

Total Communities	287

Marketing and Referral Relationships

Our operating strategy is designed to integrate our assisted living communities into the continuum of healthcare services offered in the geographic markets in which we operate.  One objective of this strategy is to enable residents who require additional healthcare services to benefit from our relationships with local hospitals, physicians, home healthcare agencies, and skilled nursing facilities in order to obtain the most appropriate level of care.  Thus, we seek to establish relationships with local hospitals, through joint marketing efforts where appropriate, and home healthcare agencies, alliances with visiting nurses associations and, on a more limited basis, priority transfer agreements with local, high-quality skilled nursing facilities.  In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded our network of referral sources.

Quality Assurance

We have an ongoing quality assurance process that occurs in each of our communities.  Our program is designed to achieve resident and family member satisfaction with the care and services we provide.  Quality assurance audits of care and operational systems are done on an ongoing basis using the Comprehensive Process Review (CPR) auditing tool.  The CPR audit tool was developed by the quality and risk management team in collaboration with other departments in the community, regional, and divisional levels.  All areas of community operations and care systems are reviewed and evaluated using this comprehensive process.  The audit includes an inspection of the community that evaluates three major areas: quality of care, quality of life, and community practices and behavior.  Other continuous quality improvement measures include our customer satisfaction and employee satisfaction surveys and feedback from residents and family members on a regular basis to monitor their perception of the quality of services provided to residents through our Ethics First compliance program.

Our communities have established on-going resident and/or family meetings through care conferences and/or family night meetings.  Feedback, recommendations, and suggestions to improve overall quality performance of the community are obtained from the resident, responsible party, and staff.  The CPR, Ethics First compliance program, resident care conferences, and family night meetings are significant components of our continuous quality improvement program.  These processes are used to benchmark our ongoing efforts to improve quality, enhance customer satisfaction, and minimize risk exposure.

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

Our Chief Operating Officer leads a vice presidential group that consists of six divisions.  An operational vice president heads each division in a collaborative team system that includes a vice president of sales and marketing and a vice president of quality service and risk management.  Each divisional team oversees several operating regions headed by a regional director of operations, who provides management support services for each of the communities in his/her respective region, along with the respective regional director of quality service and risk management and regional director of sales and marketing.  An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements.  We provide management support services to each of our residential communities, including establishing operating systems and standards, recruiting, training, and financial and accounting services.

We have centralized finance and other operational support functions at our headquarters in Seattle, Washington, in order to allow community-based personnel to focus on resident care.  The Seattle office establishes policies and procedures applicable to the entire company, oversees our financial and marketing functions, manages our acquisition and development activities, and provides our overall strategic direction.

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters.  Through these systems, we are able to monitor occupancy rates and operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner.  We believe that our data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations without disruption or significant modification to existing systems beyond 2008.  We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

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

Government Regulation

Federal, state, and local authorities heavily regulate the healthcare industry.  Regulations change frequently, and sometimes require us to make changes in our operations.  We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results.  Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues and expenses.  Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities.  In addition, federal, state, and local officials are increasingly focusing their efforts on enforcement of these laws.

In several of the states in which we operate or intend to operate, we are prohibited from providing senior care services or expanding existing services without first obtaining the appropriate licenses such as a Certificate of Need.  Senior living facilities may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted.  Assisted living facilities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements.  Such unannounced surveys occur annually or bi-annually, or may occur following a state’s receipt of a complaint about the community.  As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements.  Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction, but the reviewing agency typically has the authority to take further action against a licensed or certified facility.  Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions.  From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys.

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Federal Anti-Kickback Law and the False Claims Act.  The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) any remuneration directly or indirectly, overtly or covertly, in cash or in kind for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid programs.  Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral.  If an entity were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.  In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties.  The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on providers and their payor sources.  We are also subject to federal and state laws designed to protect the confidentiality of patient health information.  The U.S. Department of Health and Human Services (HHS) has issued rules pursuant to HIPAA relating to the privacy of such information.  In addition, many states have confidentiality laws, which in some cases may exceed the federal standard.  We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA.  Although these requirements affect the manner in which we handle health data and communicate with payors at communities, the cost of compliance does not have a material adverse effect on our business, financial condition, or results of operations.  The federal and state laws governing assisted living are various and complex.  While we endeavor to comply with all laws that regulate the licensure and operation of our communities, it is difficult to predict how our business could be affected if it were subject to an action alleging such violations.

Employees

At December 31, 2007, we had approximately 16,205 employees, including 11,869 full-time employees, of which 324 were employed at our corporate headquarters and regional offices.  This is an increase of 6,105 employees compared to December 31, 2006.  This substantial increase in employees is primarily due to our September 1, 2007, acquisition of Summerville, which had approximately 4,900 employees at the time of the acquisition.  Of our 16,205 employees, 1,915 were employed in our managed communities, including 1,220 full-time employees.  As of December 31, 2007, none of our employees are represented by a labor union.  On July 30, 2007, we were advised that a matter before the National Labor Relations Board about one of our Florida communities had been dismissed.  We had approximately 48 employees represented at one time by the union at this Florida community.  Our last bargaining session with the union took place on February 13, 2007.  Subsequently, we received evidence establishing that the union, in fact, no longer represented a majority of our employees that were the subject of the collective bargaining.  Based upon this evidence, and in accordance with applicable law, we withdrew recognition of the union and terminated bargaining.  We believe that our relationship with our employees is satisfactory.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel, particularly in nursing, in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our operating expenses.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder are made available free of charge on our web site (www.emeritus.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information contained on our web site is not being incorporated herein.  These reports may also be obtained at the SEC's Public Reference Room at 100 F Street, NE Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Emeritus.

ITEM 1A.  RISK FACTORS

Our business, results of operations, and financial condition are subject to many risks, including, but not limited to, those set forth below:

We have incurred losses since we began doing business, except for 2005, and may continue to incur losses for the foreseeable future.  We organized and began operations in July 1993 and have operated at a loss since we began doing business, except for 2005.  For 2007, 2006, and 2005, we recorded, before preferred dividends, a loss of $48.7 million, a loss of $14.6 million, and income of $12.3 million, respectively.  Our net income in 2005 includes a gain on the sale of our investment in Alterra Healthcare Corporation (Alterra) of $55.4 million.  Without this gain, we would have incurred a loss in 2005.  We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities, as well as our inability (along with much of the assisted living industry) to increase occupancy rates at our communities, were among the causes of these losses.  To date, at many of our communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flow from operations, but not earnings.  Our ongoing operations may not become profitable in line with our current expectations or may not become profitable at all.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the Summerville acquisition, which could adversely affect the value of our common stock in the future. The Summerville acquisition involved the integration of two companies that had previously operated independently.  We entered into the merger agreement with Summerville with the expectation that the transaction would combine Summerville’s business with our business and create opportunities to achieve cost synergies and other benefits from operating the combined business.

The value of our common stock in the future may be affected by the ability to achieve the benefits expected to result from consummation of the Summerville acquisition.  Achieving the benefits of the transaction will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of our business and Summerville and the possible resulting diversion of management attention for an extended period of time.  There can be no assurance that such challenges will be met and that such diversion will not negatively impact our operations following the transaction.  Although we expect significant benefits, such as increased cost savings, to result from the transaction, there can be no assurance that we will fully realize these anticipated benefits.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and leases.  At December 31, 2007, we had total debt of $744.7 million, with minimum annual principal payments of $33.1 million due in 2008 (including $10.5 million principal amount of 6.25% convertible subordinated debentures due July 1, 2008), and were obligated under both long-term operating and capital leases requiring minimum annual cash lease payments of $126.1 million in 2008.  In addition, we will have approximately $101.5 million and $40.5 million in principal amount of debt repayment obligations that become due in 2009 and 2010, respectively.  If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on our communities secured by the respective indebtedness or, in the case of a lease, could terminate our lease, resulting in loss of income and asset value.  In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community.  In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community.  Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale-leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions.  A substantial portion of our future cash flow will be devoted to debt service and lease payments.  In the past, we have frequently been dependent on third-party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future.  In addition, we are periodically required to refinance these obligations as they mature.  Our long-term debt including convertible debentures was $744.7 million at December 31, 2007, and our obligations under long-term operating and capital leases were $1.6 billion at December 31, 2007.  These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates at levels that would result in positive earnings.  In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis.  Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities.  While our occupancy levels have increased each year since 2004, during the three years prior to that, occupancy levels declined, excluding the effects of acquired communities.  Our occupancy levels may not continue to increase and may never reach levels necessary to achieve net income.

We may not find additional funding through public or private financing on acceptable terms.  We may not find adequate equity, debt, or sale-leaseback financing when we need it or on terms acceptable to us.  This could affect our ability to finance our operations or refinance our properties to avoid the consequences of default and foreclosure under our existing financing as described elsewhere.  In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution in their investment.

If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the related debt.  From time to time, we have failed to comply with certain covenants in our financing and lease agreements relating generally to matters such as cash flow, debt and lease coverage ratios, and certain other performance standards.  Currently, we do not comply with certain covenants relating to portfolio and facility-level cash flow to base rent coverage ratios under certain leases with one of our significant lessors, for which we have obtained waivers until January 2009.  In the future, we may be unable to comply with these or other covenants.  If we fail to comply with any of these requirements and are not able to obtain waivers, our lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date, and/or the lessors could terminate lease agreements.  We may be unable to repay or refinance this debt if it becomes due.

We self-insure many of the liabilities we face.  In recent years, participants in the long-term-care industry have faced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories.  Many of these suits involve large claims and significant legal costs.  We expect we will occasionally face such suits because of the nature of our business.  We are responsible for the full loss of any professional liability claims.  We also carry conventional commercial general liability insurance.  Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business.  Except on a very limited basis, we currently do not carry professional liability insurance and, although we review our liability insurance annually, we may not be able to obtain third-party liability insurance coverage in the future or, if available, on acceptable terms.

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

If we are unable to expand our facilities in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.  We are currently working on projects that will expand several of our existing communities over the next several years.  We are also developing certain new senior living facilities.  These projects are in various stages of development and are subject to a number of factors over which we have little or no control.  Such factors include the necessity of arranging separate mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects.  In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated.  We also cannot assure you that any of our development projects will be economically successful.  Our failure to achieve our expansion and development plans could adversely impact our growth objectives and our anticipated revenues and results of operations.

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline.  The long-term care industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future.  We believe that market saturation in some locales could have an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels.  Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations.  We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities.  We expect that competition from new market entrants will increase as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs.  Many of these competitors may have substantially greater financial resources than we do.  Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures.  This could lead to lower occupancy rates or lower rate structures in our communities.

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

Market forces could undermine our efforts to attract seniors with sufficient resources.  We rely on the ability of our residents to pay our fees from their own or family financial resources.  Generally, only seniors with income or assets meeting or exceeding the comparable median in the region where our assisted living communities are located can afford our fees.  Inflation or other circumstances may undermine the ability of seniors to pay for our services.  If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline.

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

Our chief executive officer, Daniel R. Baty, has personal interests that may conflict with ours due to his interest in Columbia-Pacific Group, Inc.  Mr. Baty is the principal owner of Columbia-Pacific Group, Inc., a private company engaged in the development and operation of senior housing, assisted living communities, and hospitals in India and other parts of Asia.  Columbia-Pacific and affiliated partnerships also own assisted living communities, Alzheimer’s and dementia care facilities, and independent living facilities in the United States, some of which we manage under various management agreements.  These financial interests and management and financing responsibilities of Mr. Baty with respect to Columbia-Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

Some of our recent transactions and the operations of certain communities that we manage are supported financially by Mr. Baty with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support.  We currently manage seven communities owned by entities controlled by Mr. Baty.  Mr. Baty was also the guarantor of a portion of our obligations under a 24-community lease with an entity in which Mr. Baty has an ownership interest.  We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided us with financing in the amount of $18 million for two years, which financing was paid off in July 2007.  In 2004, he personally guaranteed $3 million of our obligations under a long-term lease with Health Care Property Investors, Inc., an independent REIT, which terminated with the purchase of these communities in August 2007.  Also in 2004, Mr. Baty guaranteed our obligations under a long-term lease relating to 20 communities.  As part of this arrangement, which continues to be in effect for 18 of the communities, he shares in 50% of the positive cash flow (as defined) and is responsible for 50% of the cash deficiency for these communities.  We believe that we would have been unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support.  The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.  In addition, we cannot guarantee that such support will be available in the future.

We may be unable to attract and retain key management personnel.  We depend upon, and will continue to depend upon, the services of Mr. Baty.  Mr. Baty has financial interests and management responsibilities with respect to Columbia-Pacific and its related partnerships that require a considerable amount of Mr. Baty’s time.  As a result, he does not devote his full time and efforts to Emeritus.  The loss of Mr. Baty’s services, or those of Mr. Cobb, could adversely affect our business and our results of operations.  We also may be unable to attract and retain other qualified executive personnel critical to the success of our business.

Our costs of compliance with government regulations may significantly increase in the future.  Federal, state, and local authorities heavily regulate the healthcare industry.  Regulations change frequently, and sometimes require us to make expensive changes in our operations.  A number of legislative and regulatory initiatives relating to long-term care are proposed or under study at both the federal and state levels that, if enacted or adopted, could adversely affect our business and operating results.  We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results.  Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses.  These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and facilities in existing markets.  In addition, if any of our presently licensed facilities operates outside of its licensing authority, it may be subject to penalties, including closure of the facility.  Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities.  Federal, state, and local governments occasionally conduct unannounced investigations, audits, and reviews to determine whether violations of applicable rules and regulations exist.  Devoting management and staff time and legal resources to such investigations, as well as any material violation by us that is discovered in any such investigation, audit, or review, could strain our resources and affect our profitability.  In addition, regulatory oversight of construction efforts associated with refurbishment could cause us to lose residents and disrupt community operations.  While these regulations and licensing requirements often vary significantly from state to state, they typically include:

•	state and local laws impacting licensure;

•	consumer protection against deceptive practices;

•
laws affecting the management of property and equipment, including living accommodations such as room size, number of bathrooms, ventilation, furnishing of resident units, and other physical plant specifications;

•
laws affecting how we otherwise conduct our operations, such as staff training; personnel education; records management; admission and discharge criteria; documentation and reporting requirements; privacy laws, and fire, health, and safety laws and regulations;

•
federal and state laws designed to protect Medicare and Medicaid, which mandate and define allowable costs, pricing, quality of services, quality of care, food service, resident rights (including abuse and neglect) and responsibilities, and fraud; and

•
federal and state residents’ rights statutes and regulations; Anti-Kickback and physicians referral (Stark) laws; and safety and health standards set by the Occupational Safety and Health Administration.

We may be unable to satisfy all regulations and requirements or to acquire and maintain any required licenses on a cost-effective basis.  Failure to comply with applicable requirements could lead to enforcement action that can materially and adversely affect business and revenues.  Loss, suspension or modification of a license may also cause us to default under our leases and/or trigger cross-defaults.

We are also subject to federal and state regulations regarding government funded public assistance that prohibit certain business practices and relationships.  Because we accept residents who receive financial assistance from governmental sources for their assisted living services, we are subject to federal and state regulations that prohibit certain business practices and relationships.  Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicaid or similar state reimbursement programs.  Our failure to comply with such regulations also could result in fines and the suspension or inability to renew our operating licenses.  Acceptance of federal or state funds could subject us to potential false claims actions or whistleblower claims.

We also cannot predict the effect of the healthcare industry trend toward managed care on the assisted living marketplace.  Managed care, an arrangement whereby service and care providers agree to sell specifically defined services to public or private payers in an effort to achieve more efficiency with respect to utilization and cost, is not currently a significant factor in the assisted living marketplace.  However, managed care plans sponsored by insurance companies or health maintenance organizations (HMOs) may in the future negatively affect pricing and the range of services provided in the assisted living marketplace.

We face possible environmental liabilities at each of our properties.  Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials that could be located on, in, or under its property.  These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations.  Our liability could exceed our properties’ value or the value of our assets.  We may be unable to sell or rent our properties, or borrow using our properties as collateral, if any of these substances are present or if we fail to remediate them properly.  Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site, we also may be liable for the costs of the removal or destruction of the hazardous or toxic substances at the disposal site.  In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties.

In addition to the risks described above, investing in our common stock involves the following risks:

We may experience volatility in the market price of our common stock due to the lower trading volume and lower public ownership of our common stock.  The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile.  In particular, the volatility of our shares is influenced by lower trading volume and lower public ownership relative to several other publicly-held competitors.  For example, our closing stock price has ranged from $21.00 per share to $39.23 per share during fiscal 2007.  Because 49.4% of our outstanding shares were owned by affiliates as of February 29, 2008, our stock is relatively less liquid and therefore more susceptible to large price fluctuations.

Many factors could cause the market price of our common stock to significantly rise and fall.  In addition to the matters discussed in other risk factors discussed in this filing, some of the reasons for the fluctuations in our stock price could be:

•	fluctuations in our results of operations;

•	changes in our business, operations, or prospects;

•	changes in the regulatory environment;

•	sales of our common stock by affiliates;

•	the hiring or departure of key personnel;

•	announcements or activities by our competitors;

•	proposed acquisitions by us or our competitors;

•
financial results that fail to meet public market analysts expectations and changes in stock market analysts’ recommendations regarding us, other healthcare companies, or the healthcare industry in general;

•	adverse judgments or settlements obligating us to pay damages;

•	acts of war, terrorism, or national calamities;

•	industry, domestic and international market and economic conditions; and

•	decisions by investors to de-emphasize investment categories, groups, or strategies that include our company or industry.

In addition, the stock market has recently experienced significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  When the market price of a company’s stock drops significantly, shareholders often institute securities class action litigation against that company.  Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources, or otherwise harm our business.

Insiders have substantial control over us and are able to influence corporate matters.  Under the terms of a shareholders agreement entered into in connection with the Summerville acquisition, a representative of each of the Baty shareholders, the Saratoga shareholders and the Apollo shareholders has been elected or appointed to our board of directors.  Our directors and executive officers and their affiliates, including the Baty shareholders, the Saratoga shareholders and the Apollo shareholders, own, in the aggregate, approximately 49.4% of our outstanding common stock as of February 29, 2008.  As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership could limit a shareholder’s ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing shareholders could cause our stock price to decline.  Based on shares outstanding as of February 29, 2008, we have outstanding approximately 39,038,181 shares of common stock, of which 19,287,576 outstanding shares are beneficially owned by our executive officers, directors, and affiliates controlled by them.

The shares received by the Apollo shareholders in the Summerville acquisition are eligible for sale in the public market beginning September 1, 2008, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended.  However, pursuant to a registration rights agreement we entered into with the Apollo shareholders, the Saratoga shareholders, the Baty shareholders, and Mr. Granger Cobb, we have agreed to register shares of common stock beneficially owned by these persons under certain circumstances.  In particular, we filed a shelf registration statement, which was declared effective by the SEC on January 16, 2008, to permit public resale of 4,859,008 shares beneficially owned by Apollo shareholders, and 1,800,000 shares beneficially owned by certain Saratoga shareholders.  Pursuant to this registration statement, these shareholders will be able to publicly resell the identified Emeritus shares without restriction.  Moreover, if one or more parties to the registration rights agreement exercise their rights with respect to the shares they own, additional shares may become eligible for public resale without restriction.

As of December 31, 2007, options for a total of 2,166,575 shares of common stock were outstanding under our equity incentive plans, of which options for a total of 1,034,761 shares were then exercisable.  All of the shares issuable on exercise of such vested options are eligible for sale in the public market.  If our executive officers, directors, or significant shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.  The trading market for our common stock may depend in part on any research and reports that securities or industry analysts publish about us or our business.  We currently have limited research coverage by securities and industry analysts.  Lack of research coverage could negatively impact the market for our common stock.  In the event additional securities or industry analysts do initiate coverage of our company and one or more of these analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline.

Antitakeover provisions of Washington law, our articles of incorporation and our bylaws may prevent or delay an acquisition of us that shareholders may consider favorable or may prevent or delay attempts to replace or remove our board of directors.  Our articles of incorporation and bylaws contain provisions, such as the right of our directors to issue preferred stock from time to time with voting, economic and other rights superior to those of our common stock without the consent of our shareholders, and prohibitions on cumulative voting in the election of directors, all of which could make it more difficult for a third party to acquire us without the consent of our board of directors.  In addition, our articles of incorporation provide for our board of directors to be divided into three classes serving staggered terms of three years each, permit removal of directors only for cause by the holders of not less than two-thirds of the shares entitled to elect the director whose removal is sought, and require two-thirds shareholder approval of certain matters, including business combination transactions not approved by our incumbent board and the amendment of our bylaws.  Furthermore, our bylaws require advance notice of shareholder proposals and nominations and impose restrictions on the persons who may call special shareholder meetings.  In addition, Chapter 23B.19 of the Washington Business Corporation Act prohibits certain business combinations between us and certain significant shareholders unless certain conditions are met.  These provisions may have the effect of delaying or preventing a change of control of our company even if this change of control would benefit our shareholders.

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas.  Of our operating communities, 178 offer memory loss services, 25 offer some independent living services and three are operated as skilled nursing facilities.  The table below summarizes information regarding our current operating communities as of December 31, 2007.

	Number of			Communities
States	Communities	Units	Beds	Own	Lease	Manage
Alabama	1	71	107	1	–	–
Arizona	10	716	868	4	2	4
Arkansas	3	253	253	3	–	–
California	37	3,308	3,937	6	28	3
Colorado	3	157	173	1	–	2
Connecticut	3	229	269	–	3	–
Delaware	2	152	173	1	1	–
Florida	46	4,964	5,839	16	24	6
Georgia	5	296	426	–	1	4
Idaho	5	368	418	2	3	–
Illinois	3	301	341	–	3	–
Indiana	6	420	558	3	3	–
Iowa	1	80	80	1	–	–
Kansas	4	240	272	2	1	1
Kentucky	1	80	88	–	1	–
Louisiana	5	442	502	3	2	–
Maryland	4	337	375	–	4	–
Massachusetts	8	844	922	1	6	1
Michigan	2	216	240	–	2	–
Mississippi	6	472	538	1	4	1
Missouri	1	94	94	–	1	–
Montana	2	175	201	1	1	–
Nevada	3	212	270	1	1	1
New Hampshire	1	100	200	–	–	1
New Jersey	8	774	817	1	4	3
New York	13	1,057	1,182	10	1	2
North Carolina	6	432	470	4	1	1
Ohio	15	1,401	1,623	2	12	1
Oregon	1	53	55	–	1	–
Pennsylvania	5	354	474	5	–	–
South Carolina	11	661	810	7	4	–
Tennessee	2	134	136	1	1	–
Texas	41	3,505	4,655	22	18	1
Utah	1	83	91	–	1	–
Virginia	9	676	892	3	5	1
Washington	12	923	1,041	5	7	–
West Virginia	1	100	132	–	1	–
37	287	24,680	29,522	107	147	33

Executive Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 40,000 square feet of space.  Our lease agreement runs for a term of 10 years, expiring July 2016.

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

The Texas attorney general’s office originally sought $6.6 million related to the compliance issue, which equates to three times the total amount of all payments made to us by the State of Texas since the inception of our Medicaid contract, plus interest and attorney fees.  We took the position with the State that all services for which Medicaid lawfully paid us were provided to the program residents despite the absence of some of the kitchen items and therefore, recovery of the total of all payments made to us was unjustified.  As a result of continuing settlement discussions with the Texas attorney general’s office, we settled the claim for approximately $1.9 million in August 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2007.

Executive Officers of Emeritus

The following table presents certain information about our executive officers.

Name	Age	Position

Daniel R. Baty	64	Chairman of the Board and Co-Chief Executive Officer
Granger Cobb	47	President and Co-Chief Executive Officer
Raymond R. Brandstrom	55	Executive Vice President of Finance, Secretary,
		and Chief Financial Officer
Justin Hutchens	33	Executive Vice President - Operations and Chief Operating Officer
Melanie Werdel	37	Executive Vice President - Administration
Budgie Amparo	43	Senior Vice President - Quality and Risk Management
John Cincotta	44	Senior Vice President - Sales and Marketing
Jim L. Hanson	53	Senior Vice President - Financial Services and Controller
Eric Mendelsohn	46	Senior Vice President - Corporate Development
Martin D. Roffe	60	Senior Vice President - Financial Planning
Leo Watterson	55	Vice President-Corporate Accounting and Chief Accounting Officer

Daniel R. Baty, one of the Emeritus founders, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the Board in April 1995.  Mr. Baty also has served as the Chairman of the Board of Holiday Retirement Corporation since 1987 and served as its Chief Executive Officer from 1991 through September 1997.  Since 1984, Mr. Baty has also served as Chairman of the Board of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the Board of Columbia Pacific Management, Inc.  Both of these companies are wholly owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market.  Upon completion of our acquisition of Summerville, Mr. Baty’s title changed to Chairman of the Board and Co-Chief Executive Officer.  Mr. Baty is the father of Stanley L. Baty, a current director of our company.

Granger Cobb has 21 years of senior management experience in the senior residential, assisted living, and skilled nursing industries.  He served as President, Chief Executive Officer, and a director of Summerville, since 2000.  Mr. Cobb joined Summerville in 1998 with its acquisition of Cobbco, Inc., a California-based assisted living company founded by Mr. Cobb in 1989.  Mr. Cobb is active in several industry associations and has served on the boards of the Assisted Living Federation of America (ALFA), the National Investment Center for the Seniors Housing & Care Industry (NIC), and the political action committees for ALFA and the California Assisted Living Association (CALA).  Mr. Cobb became our Co-Chief Executive Officer, President, and a member of our board of directors upon completion of our acquisition of Summerville.

Raymond R. Brandstrom, one of the Emeritus founders, has served as a director since its inception in 1993. From 1993 to March 1999, Mr. Brandstrom also served as Emeritus’s President and Chief Operating Officer. In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus.  From May 1992 to October 1996, Mr. Brandstrom served as President of Columbia Pacific Group, Inc. and Columbia Pacific Management, Inc.  From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company previously affiliated with Mr. Baty that is engaged in the production and sale of table wines.  Upon completion of our acquisition of Summerville, Mr. Brandstrom became our Executive Vice President-Finance.

Justin Hutchens joined Emeritus in September of 2007 as part of the merger with Summerville.  Mr. Hutchens was appointed to Senior Vice-President of Operations for Summerville in November of 2003.  He

joined Summerville in 2001 as a Regional Director of Operations.  Prior to joining Summerville, Mr. Hutchens had a multi-site management background in the areas of marketing and operations in the senior housing and long-term care arena.  He has management oversight experience with hundreds of skilled nursing and assisted living communities starting in 1994.  Mr. Hutchens is the chair of the Operational Excellence Advisory Panel for the Assisted Living Federation of America (ALFA) and the past chair and current member of the COO roundtable for ALFA.  Mr. Hutchens became our Executive Vice President and Chief Operating Officer upon completion of our acquisition of Summerville.

Melanie Werdel served as Senior Vice President, Administration for Summerville, overseeing corporate compliance, licensing standards and requirements and Summerville’s overall risk management and operational policies and procedures.  Prior to joining Summerville in 1998, she served as the Vice President of Administration for Cobbco, Inc., a California-based assisted living and skilled nursing company founded by Mr. Cobb.  Ms. Werdel has over 14 years of long-term care management experience and serves as the immediate past Board Chair of the California Assisted Living Association (CALA).  She is the sister of Mr. Cobb.  Ms. Werdel became our Executive Vice President-Administration upon completion of our acquisition of Summerville.

Budgie Amparo is a registered nurse with a master’s degree in nursing, and has 20 years of combined healthcare experience in nursing education, acute care, skilled nursing, and assisted living.  Mr. Amparo joined Summerville in 2002 as Vice President of Quality and Risk Management.  Prior to joining Summerville, Mr. Amparo worked for Kaiser Permanente and for Mariner Post-Acute Network in a variety of positions.  Mr. Amparo is a member of the clinical round table executives with ALFA and he was recently selected to be a member of the 2008 Board of Examiners with American Health Care Association (AHCA) and National Center for Assisted Living (NCAL) National Quality Awards.  Mr. Amparo became our Senior Vice President-Quality and Risk Management upon completion of our acquisition of Summerville.

John Cincotta has 17 years of experience in the healthcare industry, including five years in skilled nursing and 10 years in assisted living.  Mr. Cincotta joined us in 1997 and served as our National Director of Sales and Marketing.  Mr. Cincotta became our Senior Vice President-Sales and Marketing upon completion of our acquisition of Summerville.

Jim L. Hanson joined Emeritus in April 2000 and served as our Director of Financial Services.  Prior to joining Emeritus, Mr. Hanson held various accounting, financial, and administrative positions spanning a 21 year career with Pepsico.  Mr. Hanson became our Senior Vice President-Financial Services and Controller upon completion of our acquisition of Summerville.

Eric Mendelsohn joined Emeritus as Director of Real Estate and Legal Affairs in February of 2006 and is currently responsible for the acquisition, development and financing of new and existing Emeritus buildings. Mr. Mendelsohn has 20 years of experience in real estate and related financing and is a member of the bar in both Washington State and Florida.  Prior to joining Emeritus he served as a Transaction Officer for the University of Washington where he managed the acquisition, leasing and financing of healthcare properties for the School of Medicine as well as other property needs for University clients. Mr. Mendelsohn became our Senior Vice President of Corporate Development upon completion of our acquisition of Summerville.

Martin D. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999.  Mr. Roffe has 33 years of experience in the acute care, long-term care, and senior housing industries.  Prior to joining Emeritus, from May 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for The Hillhaven Corporation, where he also held the previous positions of Sr. Application Analyst and Director of Financial Planning.  The Hillhaven Corporation operated nursing centers, pharmacies, and retirement housing communities.  Upon completion of our acquisition of Summerville, Mr. Roffe became our Senior Vice President-Financial Planning.

Leo Watterson is a certified public accountant and joined Emeritus as Director of Corporate Accounting in February 2005.  Upon completion of our acquisition of Summerville, he became our Vice President-Corporate Accounting and Chief Accounting Officer.  Mr. Watterson has over 28 years experience in the long-term care and senior housing industries.  Prior to joining Emeritus, Mr. Watterson spent four years in public accounting with a focus on audits of healthcare entities, served 12 years with The Hillhaven Corporation, an operator of long-term care facilities, pharmacies, and retirement housing communities, and nine years as Vice President of Finance with Sun Healthcare Group, another operator of long-term care facilities, pharmacies, and retirement housing communities.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the American Stock Exchange under the symbol “ESC” since November 21, 1995, the date of our initial public offering.  The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on AMEX.

	2007		2006
	High	Low	High	Low

First Quarter	$33.75	$25.61	$25.11	$20.40
Second Quarter	$39.23	$30.60	$22.15	$18.75
Third Quarter	$31.16	$21.00	$21.97	$16.76
Fourth Quarter	$33.00	$23.80	$25.05	$21.22

As of February 29, 2008, we had 128 holders of record of our common stock.

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

Performance Graph

The following graph compares the cumulative total return on shares of our common stock with the cumulative total return of the S&P Smallcap 600 Index, AMEX Composite Index, and a customized peer group selected by us for the period beginning on December 31, 2002, and ending on December 31, 2007.  In making this comparison, we have assumed an investment of $100 in shares of the Company's common stock, S&P Smallcap 600 Index, AMEX Composite Index, and the peer group, with all dividends reinvested.  Stock price performance shown below for the common stock is historical and not necessarily indicative of future price performance.

	12/02	12/03	12/04	12/05	12/06	12/07

Emeritus Corporation	100.00	152.32	239.33	388.68	461.04	466.60
S&P Smallcap 600	100.00	138.79	170.22	183.30	211.01	210.38
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
Peer Group	100.00	164.68	197.07	289.38	381.22	273.09

Given the relative volatility of the assisted living industry, we revise our peer group from time to time to include companies that have entered the assisted living market.  As the industry begins to mature and consolidate, we remove certain companies previously included in our peer group as they are acquired or as their focus of services shifts away from the assisted living residences.  Our peer group currently consists of Brookdale Senior Living, Inc., Capital Senior Living Corp., Five Star Quality Care, Inc., and Sunrise Senior Living, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Sales of Unregistered Securities; Repurchase of Securities

We did not make any sales of unregistered securities or repurchases of securities during the three months ended December 31, 2007.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2007, are derived from the consolidated financial statements of Emeritus Corporation.  The consolidated balance sheets as of December 31, 2007 and 2006, and consolidated statements of operations for each of the years in the three-year period ended December 31, 2007, are included elsewhere in this document.

	Year Ended December 31,
	2007 (1)	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$545,639	$421,865	$387,732	$316,866	$201,690
Total operating expenses	532,559	393,706	375,663	316,561	192,079
Operating income from continuing operations	13,080	28,159	12,069	305	9,611
Net other income (expense)	(61,009)	(45,771)	11,788	(40,030)	(15,934)
Income (loss) from continuing operations before income taxes	(47,929)	(17,612)	23,857	(39,725)	(6,323)
Benefit of (provision for) income taxes	(812)	3,044	(9,358)	(1,188)	(418)
Income (loss) from continuing operations	(48,741)	(14,568)	14,499	(40,913)	(6,741)
Income (loss) from discontinued operations, net of tax benefit	–	(50)	(2,197)	373	(1,340)
Net income (loss)	(48,741)	(14,618)	12,302	(40,540)	(8,081)
Preferred stock dividends	–	–	(599)	(3,737)	(6,238)
Gain on repurchase of Series A preferred stock	–	–	–	–	14,523
Net income (loss) to common shareholders	$(48,741)	$(14,618)	$11,703	$(44,277)	$204

Basic income (loss) per common share:
Continuing operations	$(1.80)	$(0.82)	$1.02	$(4.21)	$0.15
Discontinued operations	–	–	(0.16)	0.04	(0.13)
	$(1.80)	$(0.82)	$0.86	$(4.17)	$0.02

Diluted income (loss) per common share:
Continuing operations	$(1.80)	$(0.82)	$0.81	$(4.21)	$0.14
Discontinued operations	–	–	(0.12)	0.04	(0.12)
	$(1.80)	$(0.82)	$0.69	$(4.17)	$0.02

Weighted average number of common shares outstanding:
Basic	27,152	17,774	13,625	10,623	10,255
Diluted	27,152	17,774	18,305	10,623	11,521

Consolidated Operating Data (See Item 7):
Communities we own, lease, or manage	287	203	184	181	175
Number of units	24,680	16,513	15,095	14,851	14,845

(1) Includes the operating results of Summerville for the period subsequent to the merger on September 1, 2007.  In light of the merger with Summerville, the consolidated statement of operations data for the year ended December 31, 2007, are not indicative of future results.

	December 31,
	2007 (1)	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,710	$14,049	$56,413	$10,748	$6,368
Working capital deficit	(31,433)	(41,877)	(28,808)	(70,603)	(38,285)
Total assets	1,885,480	703,060	747,770	718,969	389,794
Long-term debt, less current portion	711,664	83,335	77,650	50,528	136,388
Capital lease and financing obligations, less current portion	497,039	586,174	607,677	614,046	215,324
Convertible debentures, less current portion	-	26,575	26,625	32,000	32,000
Shareholders' equity (deficit)	$458,507	$(119,032)	$(113,073)	$(128,319)	$(86,927)

(1) Includes the impact of the Summerville acquisition for the period subsequent to the merger on September 1, 2007.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Emeritus Corporation is a Washington corporation founded by Daniel R. Baty and two other long-time associates in 1993.  Mr. Baty is chairman of our board of directors, co-chief executive officer, and one of our largest shareholders.  He is also a party to a number of agreements with us and is referred to frequently in discussions of the business.  In November 1995, we completed our initial public offering.

From 1995 through 1999, we expanded rapidly through acquisition and internal development and by December 31, 1999, operated 129 assisted living communities with 11,726 units.  We believe, however, that during this expansion, the assisted living industry became over-built, creating an environment characterized by sluggish or falling occupancy and market resistance to rate increases.  As a result, in 2000 we began an increased focus first on raising our occupancy and later on rate development, operating efficiencies, and cost controls.  This focus has continued throughout 2007.

We believe the operating environment of the assisted living industry has been improving over the past several years resulting in occupancy gains and increases in the average monthly rate.  These operating improvements have also resulted in greater access to capital.  We believe these dynamics have resulted in the consolidation of smaller local and regional operators into the larger national operators, and anticipate this consolidation of the industry will continue.  Because of these circumstances, we have been able to complete several acquisitions or leases in the last few years, although at a slower pace in 2005 and 2006, and at an increased rate in 2007.  Although opportunities for further expansion have been available over the past few years, we have been selective in our growth as we have seen a sharp increase in market prices.  On September 1, 2007, we acquired Summerville Senior Living, Inc. (Summerville), which operated 81 communities comprising 7,935 units in 13 states, providing independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  See “Significant Transactions—Summerville Acquisition” below.

In recent years we focused on internal growth through expansion of existing properties and construction of new communities.  This focus continued through 2007.  We currently have expansion projects in eight of our communities and will continue to look at other expansion opportunities where the market conditions are favorable.  In addition, we have several development projects in various stages of completion in several locations.

From the beginning of 2003 through December 31, 2007, we have increased our owned and leased communities by 89 and 80, respectively, for a net increase in our consolidated portfolio of 169.  In addition, we have decreased our number of managed communities by 62, thereby increasing our total operated portfolio by 107 communities.  Those communities we own and lease, and which are included in our consolidated portfolio, increased from 85 at the beginning of 2003 to 254 at December 31, 2007, reflecting both our increasing confidence in the assisted living industry and the availability of capital.

In 2008, we expect to continue our focus on increasing occupancy and rates, as well as reviewing acquisition opportunities that meet our criteria.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table sets forth a summary of our property interests.

	As of December 31,		As of December 31,		As of December 31,
	2007		2006		2005
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	107	8,781	10	808	9	707
Leased (2)	147	12,978	161	12,821	161	12,805
Consolidated Portfolio	254	21,759	171	13,629	170	13,512
Managed/Admin Services (3)	10	1,184	11	1,232	13	1,443
Joint Venture/Partnership	23	1,737	21	1,652	1	140
Operated Portfolio	287	24,680	203	16,513	184	15,095

Percentage increase (decrease) (4)	41.4%	49.5%	10.3%	9.4%	1.7%	1.6%

(1)
Owned communities increased since December 2006 primarily through the acquisition of 96 communities we formerly operated under long-term leases:  (i) Fretus purchase of 24 communities in February 2007, (ii) HRT purchase of 12 communities in March 2007, (iii) HCPI purchase of seven communities in March 2007, (iv) HC REIT purchase of three communities in August 2007, (v) HCPI purchase of 41 communities in August 2007, including eight Summerville communities, (vi) Wegman purchase of nine communities in August 2007, and (vii) the purchase of one additional community in December 2007.

(2)
Of the leased communities at December 31, 2007, 71 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our consolidated balance sheet and 72 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.  The remaining four leased communities are reflected in our consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

(3)	Since 2006, we have terminated management agreements on three communities and started managing four additional communities.
(4)	The percentage increase indicates the change from the prior year.

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

In evaluating the rate component, we generally rely on the average monthly revenue per unit, computed by dividing the total operating revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we generally rely on an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.  We evaluate these and other operating components for our consolidated portfolio, which includes the communities we own and lease, and our operating portfolio, which also includes the communities we manage.

In our consolidated portfolio, our average monthly revenue per unit increased from $2,957 to $3,100 and to $3,235 in 2005, 2006, and 2007, respectively.  The change from 2006 to 2007 represents an increase of $135, or 4.4% and from 2005 to 2006, an increase of $143, or 4.8%.  Although Summerville’s portfolio had a higher average monthly revenue per unit than Emeritus’s portfolio, the impact of Summerville was insignificant on the overall average increase in 2007 since they have only been a part of the consolidated group for four months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In our consolidated portfolio, our average occupancy rate in 2005 was 84.5% and increased to 85.3% and 86.7% in 2006 and 2007, respectively.  We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units, as well as our own actions and policies.  Summerville has a higher average occupancy rate than Emeritus, but as noted above, its impact is slight on the overall increase because it has only been a part of the portfolio for four months.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community, as witnessed by the increase in occupancy rates and average monthly revenue per unit from 2003 through 2007.

Since our inception in 1993, we have incurred cumulative operating losses totaling approximately $255.8 million as of December 31, 2007.  We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  While we have realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until such time as our occupancy stabilizes.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

Significant Transactions

From 2005 through 2007, and continuing into 2008, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized below.

Summerville Acquisition

On September 1, 2007, we acquired all of the outstanding stock of Summerville through a merger of our wholly-owned acquisition subsidiary with Summerville.  Under the terms of the merger agreement, a total of 8,392,656 shares of our common stock were issued: (i) to the Apollo Funds, two real estate funds managed by Apollo Real Estate Advisors, in satisfaction of certain loans from such entities, (ii) to certain employees of Summerville in satisfaction of certain incentive compensation arrangements, and (iii) to the stockholders of Summerville, including the Apollo Funds.

Summerville was a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  Upon completion of the merger, Summerville became our wholly-owned subsidiary and retained the brand name in the operation of its communities.

Subsequent to the merger and at December 31, 2007, we operated 287 communities in 37 states comprising 24,680 units with a capacity for 29,522 residents.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Summerville Purchase Price

The purchase price of Summerville is detailed in the table below.  The common stock issued in the transaction was valued at a price of $32.57 per share based on the average trading price over a five-day period, including two days before and two days after the public announcement of the merger on March 29, 2007.

	Dollar Value
	(in thousands)	Shares

Value of common stock issued	$273,249	8,392,656
Cash in lieu of common stock	2,905	107,344
Transaction costs	1,996	-
Total purchase price	$278,150	8,500,000

Allocation of the Purchase Price

Under the purchase method of accounting, the total estimated purchase price was allocated to Summerville’s net tangible and intangible assets based on their estimated fair values as of September 1, 2007, the closing date of the transaction.  The excess of the purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill.

Based upon the consideration paid and assumptions regarding valuation of acquired assets and assumed liabilities, the preliminary purchase price allocation is as follows:

Allocation of Purchase Price
(in thousands)

Current assets	$17,871
Property and equipment, including capital leases	94,404
Other long-term assets (1)	21,933
Intangible assets:
Below market facility rents	96,785
In-place resident contracts	63,851
Lease purchase options	45,022
Trademarks and operating licenses	4,000
Goodwill	70,659
Current liabilities (1)	(30,461)
Unearned revenue	(7,751)
Long-term debt	(24,516)
Other long-term liabilities	(792)
Above market facility rents	(15,886)
Capital lease obligations-facilities and equipment	(56,969)
Total purchase price	$278,150

(1)  Includes $4.5 million of estimated Federal, state, and local tax liabilities that are reimbursable under an indemnity agreement with the former shareholders of Summerville.  Any changes upon finalization of the taxes could result in a change to goodwill.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Pro Forma Statements of Operations (Unaudited)

The following table details the effect on net loss and net loss per share had the merger between us and Summerville occurred at the beginning of the period presented, (in thousands except per share amounts):

	Pro Forma Combined
	(unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Total operating revenues	$733,453	$643,623
Operating loss from continuing operations	$(27,163)	$(36,101)
Loss from operations before income taxes	$(91,231)	$(87,821)
Net loss	$(92,053)	$(85,488)
Basic and diluted loss per common share	$(2.80)	$(3.27)
Weighted average common shares outstanding: - basic and diluted	32,896	26,167

2007 HCPI Communities Purchased

In March 2007, we completed the purchase of seven communities consisting of 453 units located in South Carolina for approximately $28.9 million, including transaction costs.  We had operated these facilities as assisted living and dementia care communities for seniors.

The seven acquired properties were part of master lease agreement dated September 18, 2002, between Health Care Property Investors, Inc. (HCPI), and us.  As a result of this asset purchase transaction, the master lease was amended to remove the purchased communities effective March 26, 2007.  The amendment also provided for the return of approximately $4.5 million in cash security deposits held by HCPI.  The cash security deposits were credited against the purchase price for the seven acquired properties.  We accounted for this master lease as an operating lease.

Capmark Finance, Inc. (Capmark) provided variable rate mortgage financing of $23.6 million pursuant to a loan agreement dated March 26, 2007, by and among our affiliated entities and Capmark Bank.  Under this Capmark loan facility, the variable rate loan has a term of three years and bears interest at 290 basis points over the London Interbank Offered Rate (LIBOR), adjusted monthly.  The interest rate on December 31, 2007, was 8.125%.  Monthly interest-only payments are required for the first year and, thereafter, monthly payments of principal and interest are based on a 25-year amortization period.  The balance is due in full in April 2010.  This facility is secured by all real, personal, and intangible assets used in the operation of the acquired communities.  The loan may be repaid at any time upon written notice, if no events of default are continuing.  We paid a 1.0% loan fee at closing and will be required to pay a 2.0% exit fee upon full payment of the loans, unless the loans are refinanced with Capmark.  The loan agreement requires maintenance of a debt service coverage ratio, an aggregate minimum occupancy percentage, and payment of annual capital expenditures of at least $300 per unit.

In June 2007, we entered into a definitive agreement to acquire a total of 40 additional communities from HCPI.  After the original announcement, we added another community to the purchased portfolio for a total of 41 communities, consisting of 3,732 units located in 17 states.  Of the 41 communities, we had leased 33 and Summerville had leased eight of the communities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In August 2007, we completed the acquisition of the 41 communities from HCPI.  We leased 33 of these communities from HCPI under a master lease dated September 18, 2002, as amended.  We had accounted for 23 of the 33 communities as operating leases and 10 as financing leases prior to the acquisition.  The annual base rent for our 33 communities was approximately $25.0 million as of the closing date.  As a result of this transaction, the HCPI master lease was terminated.  Upon termination of the financing leases for the 10 communities, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $27.6 million to the cost basis of the purchased assets.  In addition, upon termination of the 23 operating leases, the cumulative straight-line lease accrual was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $1.6 million to the cost basis of the purchased assets.

Summerville continued to operate the eight communities under its existing leases until we completed our acquisition of Summerville in September 2007.  The annual base rent for the eight Summerville communities was approximately $4.7 million.

The acquisition of the 41 properties discussed above was partially financed by affiliates of Capmark and other participants (Fannie Mae) through fixed rate mortgage debt of $226.9 million at an annual interest rate of 6.305% for a term of 10 years, and variable rate mortgage debt of $76.0 million at a rate of 30-day LIBOR plus 1.7% (approximately 7.0% at December 31, 2007) for a term of two years, plus a one-year extension option, pursuant to a series of Loan Agreements dated August 15, 2007, by and among our affiliates and Capmark.  Monthly interest-only payments on the fixed rate loan are due for the first three years and thereafter, monthly payments of principal and interest will be based on a 30-year amortization schedule.  The balance on the fixed rate loan is due in full in September 2017.  Monthly interest-only payments on the variable rate loan are due over the term of the loan.  The balance on the variable rate loan is due in full in September 2009, with a one-year extension option available.  The indebtedness outstanding under the Capmark loans may be accelerated under customary circumstances, including payment defaults.  The fixed rate loan is secured by all real, personal, and intangible assets used in the operation of 29 communities, and the variable rate loan is secured by all real, personal, and intangible assets used in the operation of 12 communities.

2007 HRT Communities Purchased

In March 2007, we purchased 12 communities consisting of 786 units located in five states for a price of $100.2 million, including transaction costs.  We had leased four of these communities from Healthcare Realty Trust (HRT) since May 2002 and eight since May 2003.  We had accounted for the four leases as capital leases and the eight leases as operating leases.  As a result of this transaction, the HRT leases were terminated.  Upon termination of the four capital leases, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represented a $3.5 million reduction to the cost basis of the purchased assets.  Capmark Finance, Inc. provided fixed rate senior mortgage financing of $88.0 million at 6.515% per annum and second mortgage financing of $13.6 million at a variable rate equal to the LIBOR rate plus 325 basis points.  The second mortgage of $13.6 million was repaid in July 2007.  The senior mortgage has a term of five years, with a 1% exit fee if the debt is paid off or refinanced by anyone except Capmark, and monthly interest-only payments for three years and, thereafter, monthly payments of principal and interest based on a 25-year amortization, with the remaining balance due in full in April 2012.  The total Capmark loan commitment of $101.6 million was used to pay the purchase price, transaction and financing costs, and to retire a $600,000 loan, as described below.

At the time of closing, we had approximately $32.8 million in loans outstanding with HRT, of which $11.4 million was secured by the leases on the 12 communities described above.  Of the $11.4 million, $10.8 related to a loan from HRT to enable us to pay the accumulated dividends due upon conversion of our Series

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

B Convertible Preferred Stock in June 2005.  As part of the our purchase of the 12 communities, the $10.8 million loan was acquired from HRT by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.  The $10.8 million loan from Mr. Baty was repaid in July 2007.

2007 Fretus Communities Purchased

In February 2007, we purchased 24 communities consisting of 1,651 units located in six states for a price of $143.5 million, including transaction costs.  We had leased these communities from Fretus Investors LLC (Fretus) since October 2002.  All leases had been accounted for as operating leases.  As a result of this transaction, the Fretus lease was terminated.  Capmark provided fixed rate mortgage financing of $132.0 million and variable rate mortgage financing of $8.0 million.  The variable rate loan of $8.0 million was repaid in July 2007.  The fixed rate component has a term of five years and bears interest at 6.55% per annum, with a 1% exit fee payable if the debt is paid off or refinanced by anyone except Capmark, with monthly interest-only payments for two years and thereafter, monthly payments of principal and interest based on a 25-year amortization.  The remaining balance is due in full in February 2012.  The variable rate component has a term of three years and interest at 30-day LIBOR plus 1.8%.  Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest.  Mr. Baty held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus.  In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to us, of which approximately $5.1 million, was used to fund the balance of the purchase price and the balance was used for general business purposes.  The short-term debt was due in February 2009, accrued interest at 9.0% per annum, and was repaid in July 2007.

2007 HC REIT Purchase

In August 2007, we closed on the acquisition of three Florida communities consisting of 431 units.  The final purchase price was $25.0 million, including transaction costs.  We had leased these communities from Health Care REIT, Inc. and affiliates under two different master leases dated September 30, 2003, and September 30, 2004.  The leases were accounted for as capital leases.  The annual base rent for the three communities was approximately $2.5 million as of the closing date.  As a result of this asset purchase transaction, the master leases were modified to remove the communities from these leases.  Upon termination of the capital lease for the three communities, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $3.2 million to the cost basis of the purchased assets.

An affiliate of General Electric Capital Corporation (GECC) provided variable rate mortgage financing of approximately $19.6 million pursuant to a Credit Agreement dated August 6, 2007, by and among our affiliates and GECC.  The variable rate mortgage has a term of five years with interest at 30-day LIBOR plus 1.5%, which was 6.725% at December 31, 2007.  Monthly interest-only payments are due for the first three years and thereafter, monthly payments of principal and interest will be based on a 25-year amortization schedule.  The balance on the loan is due in full in August 2012.  The indebtedness outstanding under the GECC loan may be accelerated under customary circumstances, including payment defaults, and is secured by all real, personal, and intangible assets used in the operation of the three communities.

2007 Wegman Purchase

In August 2007, we completed the acquisition of nine communities that we had formerly leased, consisting of 711 units located in the State of New York, for an aggregate purchase price of $89.0 million including transaction costs.  Upon termination of the operating lease for the nine communities, the cumulative straight-line lease accrual was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $2.3 million to the cost basis of the purchased assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The transaction was financed by a $67.8 million Fannie Mae insured loan with Red Mortgage Capital, Inc.  The loan term is 84 months, with interest only for the first 24 months at a fixed rate of 6.185%, and matures on September 1, 2014.  Principal and interest payments for the remaining term of the loan are based on a 30-year amortization schedule.  We have the right, upon advanced notice to the lender, to prepay the entire amount of the loan, all accrued interest, loan costs, and prepayment premium.

The allocation of the purchase price for the acquisitions discussed above was based in part on property appraisals.  Aggregate purchase cost allocations, related financings, and other balance sheet adjustments were as follows (in thousands):
	HCPI 7	HRT	Fretus
	Acquisition	Acquisition	Acquisition	Total
Land	1,584	8,352	22,796	32,732
Building	23,935	86,720	118,069	228,724
Equipment	3,375	1,651	2,697	7,723
Properties under capital leases, net	-	(17,304)	-	(17,304)	(a)
Restricted deposits	(4,543)	-	-	(4,543)	(b)
Loan fees	790	1,973	2,344	5,107	(c)
Long-term debt, net	23,600	101,000	158,000	282,600
Capital lease obligations	-	(20,818)	-	(20,818)	(a)
Other long-term liabilities	472	1,016	1,400	2,888	(c)

(a)
Four HRT properties were accounted for as capital leases.  The termination of the leases created a $3.5 million gain, which was offset against the cost basis of the four properties acquired in this transaction.

(b)	Restricted deposits held by HCPI were refunded and used to pay a portion of the purchase price.
(c)	The Capmark loans require the payment of exit fees upon retirement or maturity of the debt. These were recorded as loan fees with a corresponding long-term liability.

	HC REIT	HCPI 41	Wegman
	Acquisition	Acquisition	Acquisition	Total
Land	6,561	39,103	4,980	50,644
Building	15,231	422,641	79,972	517,844
Equipment	558	14,631	2,011	17,200
Properties under capital leases, net	(22,283)	(52,671)	-	(74,954)	(d)
Deferred rents	-	(1,615)	(2,297)	(3,912)	(f)
Facility below market rents	-	911	-	911
Deferred loss (gain) on sale	427	(894)	-	(467)	(f)
Restricted deposits	-	(3,493)	-	(3,493)	(e)
Loan fees	268	3,223	639	4,130
Unamortized lease acquisition costs	(387)	(1,983)	(148)	(2,518)	(g)
Long-term debt, net	19,504	302,916	67,760	390,180
Financing lease obligations	-	(80,266)	-	(80,266)	(d)
Capital lease obligations	(25,481)	-	-	(25,481)	(d)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

(d)
Three HC REIT and ten HCPI properties were accounted for as capital or financing leases.  The termination of the leases created a $30.8 million gain, which were offset against the cost basis of the properties acquired in these transactions.

(e)	Restricted deposits held by HCPI were refunded and used to pay a portion of the purchase price.
(f)	The deferred rents (straight-line rent accrual) and deferred gain on sale were offset against the purchase price of the properties acquired in these transactions.
(g)	$2.3 million of the unamortized lease acquisition costs were included in the cost basis of the assets acquired, and the balance was written off.

Public Offering

In July 2007, we completed the public offering of 11,000,000 shares of our common stock, of which 10,500,000 shares were sold by us and 500,000 shares were sold by certain selling shareholders.  We received net proceeds of approximately $305.4 million after issuance costs.

In July 2007, the underwriters of the public offering exercised, in part, their over-allotment option relating to the offering.  As a result, we sold an additional 800,800 shares of common stock in the offering.  The sale of shares pursuant to the over-allotment options was closed on August 2, 2007, and we received net proceeds of $23.2 million after issuance costs.

2006 Blackstone Joint Venture

We hold a 19.0% interest in Blackstone JV, a joint venture with Blackstone Real Property Group (Blackstone) that acquired a portfolio of 21 properties in December 2006.  Blackstone JV acquired three additional properties in 2007.  The portfolio currently consists of 23 assisted living and dementia care communities and one skilled nursing facility with a total of 1,890 units.

We are the administrative member of the Blackstone JV and responsible for day-to-day operations.  Blackstone holds the remaining 81.0% interest in the Blackstone JV and has final authority with respect to all major decisions of the joint venture, including final approval of operating and capital budgets.  We are prohibited from selling our Blackstone JV interest without Blackstone’s consent.  Pursuant to a management agreement with Blackstone JV, we manage 24 of the assisted living properties for a fee equal to 5.0% of gross revenues collected.

We account for our investment in the Blackstone JV under the equity method of accounting. For the year ended December 31, 2007, we recorded equity losses of approximately $2.9 million and management fee income of approximately $2.9 million.  For the year ended December 31, 2006, we recorded equity losses of approximately $104,000 and management fee income of approximately $166,000.

Emeritrust Transactions

As a part of a 2003 transaction in which we leased a separate group of Emeritrust communities that we had managed since 1999, we issued seven-year warrants to purchase 500,000 shares of our common stock at an exercise price of $7.60 per share to the owners of the communities, which included Mr. Baty.  Warrants to purchase 400,000 shares were exercised in February 2006 and we received proceeds of $3.0 million.  In March 2006, we issued 69,169 shares to the holders pursuant to a net exercise of the warrants for the remaining 100,000 shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

2004 Lease Transaction

In April 2004, we completed the lease of 17 of a group of 23 communities, including nine stand-alone dementia care facilities, with four of the remaining six communities leased later in 2004 and the final two communities leased in 2005.  Of the communities, 13 were formerly owned by entities in which Mr. Baty had financial interests; of which 12 of these communities had been managed by us prior to the lease.  The nine stand-alone dementia care facilities were formerly owned by entities controlled by JEA Senior Living (JEA), an independent third party, although Mr. Baty had non-controlling financial interests in the entities.

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

In September 2006, we entered into an agreement for the early termination of the management agreement and the earn-out arrangement.  The management agreement was terminated September 30, 2006, which was six months early.  In lieu of the 10-year termination fee, we paid JEA a lump sum of $594,000.  Based on performance of the communities, we paid the full $2.0 million earn-out payment in September 2006.

Other 2005-2007 Community Acquisitions

In December 2005, we purchased three communities located in Arkansas, with a capacity of 253 units, for a price of $17.8 million.  We financed $15.9 million of the purchase price with GECC mortgage financing that matures in December 2012, with no prepayment right, bears interest at 6.95% per annum and provides for monthly payments based on a 25-year amortization.

In July 2006, we purchased a 101-unit community we formerly managed for $11.0 million from an entity in which Mr. Baty had a 50% financial interest.  We financed $8.0 million of the purchase price with GECC mortgage financing that matures in June 2013, with no prepayment right, bears interest at 7.229% per annum, and provides for monthly payments based on a 25-year amortization.

The GECC mortgage loans are cross-collateralized.

In July 2007, we entered into a long-term lease for an 89-unit assisted living community in Ohio.  The lease term is 12 years, expiring in July 2019, with one ten-year renewal option available.  The initial annual lease payment is approximately $1.1 million, with annual increases based on the greater of 3% or the change in CPI.

In December 2007, we purchased a 106-unit assisted living community located in Ohio for a price of $12.9 million.  We financed $12.4 million of the purchase price with Key Bank.  The loan matures in January, 2010, with interest-only payments at 225 basis points over the 30 day LIBOR (7.48% at December 31, 2007) and two optional one-year extensions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Senior Med Transaction

We owned a 9.5% indirect interest in Senior Med, a pharmacy services provider.  In April 2007, we received written notice from Walgreens, the majority owner of the entity that owns Senior Med, that it had exercised its purchase option rights.  The transaction closed on May 31, 2007.  We received approximately $8.8 million in cash for our equity share of the business and recorded a gain of approximately $7.7 million.  We have no further ownership interest in Senior Med.

Exclusive of the equity gain mentioned in the previous paragraph, we had equity losses of $328,000 and $713,000 for the years ended December 31, 2007 and 2006, respectively, which is included in the line item entitled “Equity gains (losses) in unconsolidated joint ventures.”

Exercise of Common Stock Warrants

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

Of the $26.6 million principal amount of debentures outstanding, holders of $16.1 million principal amount converted their debentures into 732,725 shares of common stock at the debentures’ stated conversion rate of $22.00 per share.  Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  On April 16, 2007, we paid the incentive fee of $1.3 million in connection with this conversion, which amount would have otherwise been paid in three installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity.  The incentive payment was expensed to “Other, net” in the consolidated statement of operations in the first quarter of 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The following table summarizes the property transactions described above:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2005		9	161	170	14	184
Isle at Emerald Court	Jan-06	–	–	–	1	1
Park Lane – disposition	Jan-06	–	–	–	(1)	(1)
La Villita – disposition	Mar-06	–	–	–	(1)	(1)
March 31, 2006		9	161	170	13	183
Emerald Estates – disposition	Apr-06	–	–	–	(1)	(1)
June 30, 2006		9	161	170	12	182
Arbor Place	Jul-06	1	–	1	(1)	–
September 30, 2006		10	161	171	11	182
JV – management agreements	Dec-06	–	–	–	21	21
December 31, 2006		10	161	171	32	203
Walking Horse Meadows – disposition	Jan-07	–	–	–	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	–	–	–
HRT Purchase	Mar-07	12	(12)	–	–	–
HCPI Purchase	Mar-07	7	(7)	–	–	–
March 31, 2007		53	118	171	31	202
Additional JV– management agreements	May-07	–	–	–	3	3
June 30, 2007		53	118	171	34	205
Inn at Marietta	Jul-07	–	1	1	–	1
HC REIT Purchase	Aug-07	3	(3)	–	–	–
HCPI Purchase (including 8 Summerville communities)	Aug-07	41	(33)	8	–	8
Wegman Purchase	Aug-07	9	(9)	–	–	–
Isle of Ledgewood	Sep-07	–	–	–	1	1
Summerville Merger	Sep-07	–	73	73	–	73
September 30, 2007		106	147	253	35	288
Cooper George - disposition	Oct-07	–	–	–	(1)	(1)
Gardens at Westlake - disposition	Oct-07	–	–	–	(1)	(1)
Pinnacle - purchase	Dec-07	1	–	1	–	1
December 31, 2007		107	147	254	33	287

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Results of Operations

Summary of Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, restructuring, long-term service contracts, contingencies, self-insured retention, health insurance, and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

We believe the following accounting policies are most significant with respect to the judgments and estimates used in the preparation of our consolidated financial statements.  Revisions in such estimates are reflected in income in the period in which the facts that give rise to the revision become known.

•
We are self-insured for professional liability claims and accrue losses based upon actuarial estimates of the total aggregate liability for claims within the current year, plus related administrative expenses.  We make periodic adjustments to our total liability for all open years from 2003 through 2007 if actuarial estimates suggest our exposure has changed.  Losses are covered through a self-insurance pool agreement, which includes 10 of our 33 managed communities on a unit of capacity basis.  Should losses exceed the actuarial estimates, additional expense may be accrued at the time of such determination.  We deposit funds with an administrator based in part on a fixed schedule and in part as losses are actually paid.  The funds held by the administrator are recorded as a prepaid asset, which as of December 31, 2007 and 2006 was $1.6 million and $3.2 million, respectively.  The prepaid asset is reduced as claims are paid from the account.

•
For health insurance, we self-insure each covered member up to $150,000 per incident, above which a catastrophic insurance policy covers any additional costs for certain covered members.  Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred.  If these estimates are insufficient, additional charges may be required.

•
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, Washington, Ohio, and West Virginia) through a high deductible, collateralized insurance policy.  The policy premium is based upon standard rates applied to estimated annual payroll.  We contract with an independent third-party administrator to administer the claims; and claim expenses are paid from the collateral account.  The sum of the premium and related costs, estimated administration costs, and actuarial based estimated losses is accrued each month based on actual payroll.  The cash collateral paid under the plan is carried as a prepaid asset on the balance sheet and is reduced as claims are paid from the account by the administrator.  As of December 31, 2007 and 2006 the deposit was $18.2 million and $11.1 million, respectively.  At policy expiration each year, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll.  The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement.  If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, then the excess cash collateral will be returned to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

•
As of January 1, 2006, we account for stock option awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R).  SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for, generally, all share-based payment transactions with employees.  The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life.  Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption.  Before the adoption of SFAS No. 123R, we applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock-based awards.  Under this method, no compensation expense was recorded provided the exercise price was equal to or greater than the quoted market price of the stock at the grant date.

•
We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our residents to make required payments.  If the financial condition of our residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, which at this time reflects a net asset valuation of zero.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  However, in the event we were to determine that we would more likely than not to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.  Primarily due to the gain on sale of our investment in Alterra, we utilized most of our available tax loss and tax credit carryforwards in 2005, and acquired additional tax losses in 2007 related to the acquisition of Summerville.

•
Goodwill is tested for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. The annual test requires estimates and judgments by management to determine valuations for each reporting unit.  We performed our annual impairment test as of October 31, 2007, and concluded that no impairment charge was required. Although we believe our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. Different assumptions related to future cash flows, operating margins, growth rates and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet.

•
Long-lived assets, including property and equipment, long-term investments, and amortizable intangible assets, are reviewed for impairment quarterly or annually, or whenever a change in condition occurs that indicates that the carrying amounts of assets may not be recoverable.  Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners and deteriorating operating performance of individual communities.  We use a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.  Such assessments are primarily based upon the sum of expected future net cash flows over the expected period the asset will be utilized, as well as market values and conditions.  The computation of expected future net cash flows can be complex and involves a number of subjective assumptions.  Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

•
We account for leases as operating, capital, or financing leases depending on the underlying terms.  The determination of the classification of leases is complex and in certain situations requires a significant level of judgment.  Leases are generally accounted for as operating leases to the extent the underlying lease does not:  (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property, or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property.  Those leases that meet one of the criteria described above cannot be accounted for as operating leases but are accounted for as capital leases.  Properties that are sold and leased-back and for which we have continuing involvement are accounted for as financing arrangements, in which the property remains on the balance sheet and a financing obligation is recorded that is generally equal to the purchase price of the properties sold.

•
Our accounting policy regarding contingent liabilities is to recognize obligations if they are probable and estimable based on management’s best estimate of the ultimate outcome.  If a legal judgment is rendered against us or a settlement offer has been tendered, then we believe that we have a probable liability and we accrue the full amount of the judgment or settlement offer.

•
Our long-term investments consist of investments in joint ventures with equity interests ranging from 19.0% to 50.0%.  We account for these investments under the equity method of accounting.  In determining the accounting treatment for these investments, we consider various factors such as our ownership interest, our ability to influence decisions, our participating rights, and whether the joint venture is a variable interest entity, and if so, whether we are the primary beneficiary.  We review the recoverability of our investments at least quarterly, or whenever a change in condition occurs which indicates that the carrying amount of the asset may be impaired.

•
In the normal course of business, we use derivative instruments to manage, or hedge, interest rate risk.  To determine the fair values of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Statements of Operations as Percentage of Revenues and Year-to-Year Percentage Change

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from year over year:

				Year-to-Year
	Percentage of Revenues			Percentage Change
	Years Ended December 31,			Fav / (Unfav)
	2007	2006	2005	2007-2006	2006-2005

Revenues:	100.0%	100.0%	100.0%	29.3%	8.8%
Expenses:
Community operations*	63.4	64.7	66.3	(26.8)	(6.1)
Texas lawsuit settlement	-	(2.9)	-	N/A	N/A
General and administrative	9.0	9.0	8.0	(28.5)	(23.5)
Impairment loss on long-lived assets	0.9	-	-	N/A	N/A
Depreciation and amortization	14.8	12.0	11.9	(59.8)	(9.1)
Facility lease expense	9.6	10.6	10.7	(17.3)	(7.4)
Total operating expenses	97.7	93.4	96.9	(35.3)	(4.8)
Operating income from continuing operations	2.3	6.6	3.1	(53.5)	133.3
Other income (expense)
Interest income	0.9	0.7	0.4	73.6	92.0
Interest expense	(13.1)	(11.7)	(12.9)	(45.3)	1.8
Gain on sale of investment in Alterra Healthcare Corporation	-	-	14.3	N/A	N/A
Equity gains (losses) in unconsolidated joint ventures	0.9	(0.2)	0.6	N/A	N/A
Other, net	0.2	0.4	0.7	(20.4)	(43.5)
Net other income (expense)	(11.1)	(10.8)	3.1	33.3	N/A
Income (loss) from continuing operations
before income taxes	(8.8)	(4.2)	6.2	(172.1)	N/A
Benefit of (provision for) income taxes	(0.1)	0.7	(2.4)	126.7	132.5
Income (loss) from continuing operations	(8.9)	(3.5)	3.8	(234.6)	N/A
Loss from discontinued operations, net of tax benefit	-	-	(0.6)	100.0	(97.7)
Net income (loss)	(8.9)	(3.5)	3.2	(233.4)	N/A
Preferred stock dividends	-	-	(0.2)	N/A	N/A
Net income (loss) to common shareholders	(8.9%)	(3.5%)	3.0%	(233.4%)	N/A

* exclusive of depreciation and amortization and facility lease expense shown separately below

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the Years Ended December 31, 2007 and 2006

Total Operating Revenues:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Community revenue	$541,276	$419,978	$121,298	28.9%
Management fees	4,363	1,887	2,476	131.2%
Total operating revenues	$545,639	$421,865	$123,774	29.3%

This increase in total community revenues of $121.3 million is mostly due to additional revenues related to the acquisition or lease of 84 communities from January 1, 2006, to the end of 2007.  These additional communities represent an increase in revenue of approximately $98.4 million for 2007.  The remaining increase of $22.9 million, or 5.5%, is primarily due to an increase in the average revenue per unit, which accounted for $15.1 million of the increase, and an increase in occupancy rates, which accounted for $7.8 million of the increase.

	Year Ended December 31,
	2007	2006	Δ	% Δ

Average monthly revenue per occupied unit	$3,235	$3,100	$135	4.4%

Average occupancy rate	86.7%	85.3%		1.4	ppt*

* percentage points

Management fees increased by $2.5 million in the year ended December 31, 2007, primarily due to the net 23 management agreements added from the Blackstone JV since December 2006 , partially offset by the two-community net reduction in other management agreements from January 2006 through December 2007.

Community Operations:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Community operations	$345,952	$272,812	$73,140	26.8%
As a percent of revenue	63.4%	64.7%		(1.3	) ppt

The increase in community operations expense of $73.1 million is primarily due to the acquisition or leasing of the 84 additional communities, which accounted for $63.6 million of the increase.  Exclusive of the adjustments mentioned below, the remaining increase of $13.2 million is primarily due to employee related expenses of $9.7 million and a $4.3 million increase in various other community operating expenses primarily attributable to increased occupancy.

There were reductions in our professional and general liability insurance accrual of $4.6 million and $2.0 million in 2007 and 2006 respectively, based upon actuarial valuation reports.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Another factor impacting the change in community operating expenses between the periods was a reduction in workers’ compensation expense of $1.2 million and $2.0 million in 2007 and 2006, respectively, due to revised estimates of our ultimate exposure under our workers’ compensation programs and claims paid history.  The adjustments were also based upon actuarial valuation reports.

Also in 2006, we accrued $1.9 million to settle a Medicaid dispute with the State of Texas, which was settled in 2007 for the amount of the accrual and is further discussed under “Legal Proceedings.”

Texas Lawsuit Settlement:

In 2006, there was a $12.2 million reduction in our professional and general liability insurance expense that resulted from the settlement of a lawsuit for an amount less than the original accrual for the action, which is shown as a separate line item on the consolidated statement of operations and is further discussed under “Legal Proceedings.”

General and Administrative:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

General and administrative	$48,935	$38,078	$10,857	28.5%
As a percent of revenue	9.0%	9.0%		-	ppt

The increase in general and administrative expenses of $10.9 million was primarily related to increased staffing costs for regional and corporate overhead positions, including approximately $5.5 million in salaries and benefits, $1.3 million of merger-related severance pay, non-cash stock option compensation expense of $1.9 million, and $804,000 of incentive compensation expense.  The increase in salaries and benefits resulted from increases in the number of personnel and in average salaries.  Much of the increase in personnel relates to the Summerville acquisition.  The remaining increase consisted primarily of increases in travel, non-employee compensation expense, payroll processing, accounting and consulting fees, and meals and entertainment, partially offset by a decrease in legal fees of $998,000 in 2007 as compared to 2006, primarily as a result of legal fees related to the Texas Medicaid dispute in 2006 as discussed under “Legal Proceedings.”  Included in general and administrative expenses is non-cash stock compensation expense of $4.7 million in 2007 and $2.8 million in 2006.

Since approximately 33 of the communities we operate are managed rather than owned or leased at December 31, 2007, general and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of operating revenues for all communities decreased to 7.8% from 8.3% for the years ended December 31, 2007 and 2006, respectively.

Impairment Loss of Long-Lived Assets:

In 2007, we determined that the carrying amount of three communities were not recoverable from expected undiscounted cash flows generated from the use of the assets and recorded an impairment loss of approximately $4.8 million.  This impairment loss is shown as a separate line item on the consolidated statement of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Depreciation and Amortization:

	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Depreciation and amortization	$80,639	$50,478	$30,161	59.8%
As a percent of revenue	14.8%	12.0%		2.8	ppt

The increase in depreciation and amortization expense of $30.2 million is primarily the result of an $18.6 million increase in depreciation and amortization from the Summerville acquisition and a $9.1 million increase due to the acquisitions of previously leased communities.  The remainder was due to depreciation on capital expenditures to improve our properties.

Facility Lease Expense:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Facility lease expense	$45,141	$43,585	$1,556	3.6%
Above/below market rent	3,365	–	3,365	N/A
Straight-line rent	3,763	960	2,803	292.0%
Total facility lease expense	$52,269	$44,545	$7,724	17.3%
As a percent of revenue	9.6%	10.6%		(1.0	) ppt

The increase in facility lease expense of $7.7 million resulted primarily from an increase in lease expense of $27.1 million related to the acquisition or lease of 65 communities accounted for as operating leases, partially offset by the decrease in operating lease expense of $19.3 million due to the Fretus, HRT, HCPI, and Wegman acquisitions.  We leased 71 and 77 communities under operating leases as of December 31, 2007 and 2006, respectively.

Interest Income:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Interest income	$5,023	$2,893	$2,130	73.6%
As a percent of revenue	0.9%	0.7%		.2	ppt

The increase in interest income of $2.1 million was primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  On average, cash and restricted deposit balances were significantly higher in 2007 as compared to 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Interest Expense:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Interest expense	$71,557	$49,252	$22,305	45.3%
As a percent of revenue	13.1%	11.7%		1.4	ppt

The increase in interest expense of $22.3 million resulted primarily from an increase in interest expense of $23.0 million from debt assumed or incurred related to the Company’s 2007 acquisitions and the new Washington community acquired in July 2006.  In addition, 2007 includes an increase of $725,000 from the change in fair value of derivatives.  These increases were partially offset by reductions of $2.2 million in other interest expense due to scheduled paydowns on loans and mortgages.  In addition, 2006 interest was reduced by $766,000, which was originally recorded in 2005, due to the settlement of a lawsuit for less than the anticipated amount.

Equity Earnings (Losses) in Unconsolidated Joint Ventures:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) in
unconsolidated joint ventures	$4,266	$(993)	$5,259	(529.6%)
As a percent of revenue	0.9%	(0.2%)		1.1	ppt

The increase in equity earnings (losses) in unconsolidated joint ventures of $5.3 million resulted primarily from net equity gains of $7.7 million recognized in conjunction with the Company’s divestiture of its investment in Senior Med and a decrease in equity losses in Senior Med of $386,000 for 2007 as compared to the comparable period of 2006, partially offset by equity losses in the Blackstone JV of $2.9 million for the year ended December 31, 2007.

Other, net:

	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Other, net	$1,259	$1,581	$(322)	(20.4%)
As a percent of revenue	0.2%	0.4%		(.2	) ppt

The 2007 balance in Other, net primarily reflects $2.1 million of amortization of deferred gains, partially offset by an incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of our convertible debentures into common stock.  The 2006 balance in Other, net consists primarily of $2.2 million in amortization of deferred gains on sale partially offset by an impairment loss on a long-term investment of $829,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Income Taxes:
	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)

Benefit of (provision for) income taxes	$(812)	$3,044	$(3,856)	126.7%
As a percent of revenue	(0.1%)	0.7%		(.8	) ppt

The provision for income taxes for the year ended December 31, 2007, is principally due to estimated state income and franchise tax liabilities.  The benefit of income taxes for the year ended December 31, 2006, includes a tax benefit of $2.0 million for the proportionate share of an estimated tax refund of $3.2 million, arising from the expected carryback of 2006 tax losses to offset taxable income in 2005.  The remaining $1.2 million of tax benefit from the expected carryback is related to employee stock options and was recorded to additional paid-in capital.  In addition, the income tax benefit for 2006 includes an adjustment related to the finalization of our 2005 federal tax return.

Net Loss and Property-Related Expense:

In comparing the net losses for 2007 and 2006, management believes it is important to consider the impact of lease accounting on our property-related expenses, which includes depreciation and amortization, facility lease expense, and interest expense that is directly related to our communities.  The property-related expenses directly associated with our accounting for leases, which includes operating leases, capital leases, financing leases, straight-line accounting for rent escalators for many of our operating leases, and amortization of above and below market rents related to the Summerville acquisition is presented in the table below.  These lease accounting treatments generally result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2007	2006	Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$80,639	$50,478	$30,161	59.8%
Facility lease expense	52,269	44,545	7,724	17.3%
Interest expense	71,557	49,252	22,305	45.3%
Total property-related expense	$204,465	$144,275	$60,190	41.7%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$37,197	$38,862	$(1,665)	(4.3%)
Interest expense	36,845	41,257	(4,412)	(10.7%)
Straight-line lease expense	3,763	893	2,870	321.4%
Operating lease expense	45,141	43,652	1,489	3.4%
Total property-related lease expense	122,946	124,664	(1,718)	(1.4%)
Actual lease payments	(102,767)	(103,944)	1,177	(1.1%)
Expense in excess of lease payments	$20,179	$20,720	$(541)	(2.6%)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Our property-related expense associated with our leases exceeded our actual lease payments by $20.2 million and $20.7 million for the year ended December 31, 2007 and 2006, respectively.  The impact of lease accounting decreased by $541,000 in the current year from the comparable period last year due primarily to the Summerville acquisition, partially offset by a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases related to the acquisition of the underlying real estate of the Fretus, HRT, HC REIT, Wegman, and HCPI communities.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the year ended December 31, 2007, the actual lease payments decreased due to the acquisition transactions discussed above under “Significant Transactions”.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Comparison of the Years Ended December 31, 2006 and 2005

Total Operating Revenues:
	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Community revenue	$419,978	$385,751	$34,227	8.9%
Management fees	1,887	1,981	(94)	(4.7%)
Total operating revenues	$421,865	$387,732	$34,133	8.8%

This increase in total community revenues of $34.2 million resulted in part from additional revenues related to the acquisition or lease of eight communities from January 1, 2005, to the end of 2006.  These additional communities represented an increase in revenue of approximately $11.0 million for 2006.  The remaining increase of $23.2 million, or 6.0%, resulted primarily from an increase in the average revenue per unit, which accounted for $20.8 million of the increase, and an increase in occupancy rates, which accounted for $2.4 million of the increase.

	Year Ended December 31,
	2006	2005	Δ	% Δ

Average monthly revenue per occupied unit	$3,100	$2,957	$143	4.8%

Average occupancy rate	85.3%	84.5%		.8	ppt

Occupancy grew as a result of marketing initiatives in existing communities and due to the acquisition or leasing of eight additional communities with higher occupancy levels.  The increase in revenue per unit was primarily attributable to rate increases in the previously existing communities and higher occupancy in our higher rate memory loss units.

Management fees decreased by $94,000 in the year ended December 31, 2006, primarily due to the net reduction in management agreements during the year, excluding the 21 management agreements added in December 2006.

Community Operations:
	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Community operations	$272,812	$257,078	$15,734	6.1%
As a percent of revenue	64.7%	66.3%		(1.6	) ppt

Community operations expense excludes a $12.2 million reduction in our professional and general liability insurance accrual that resulted from the settlement of a lawsuit for an amount less than the original accrual for the action, which is shown as a separate line item on the consolidated statement of operations and is further discussed under “Legal Proceedings.”

Significant factors impacting the change in community operating expense between the periods were adjustments to our professional and general liability insurance accrual.  We recorded an additional $5.0 million professional and general liability insurance accrual in 2005 to reflect the settlement experience of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

claims closed during the year, primarily from claims originating in 2003 and 2004, and to reflect an updated estimate of ultimate losses for all years from 2002 to 2005, based upon an actuarial valuation report.  However, in 2006, considering the updated settlement claims history, we reduced our professional and general liability insurance accrual by $1.7 million, based upon an updated actuarial valuation report.  Thus, the impact on the change from year to year of these two adjustments was an expense reduction of $6.7 million.

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

Aside from the items noted above, community operations expense increased $21.8 million, or 8.5%.  Approximately $6.4 million of this increase was from the addition of eight new communities.  Of the remaining increase of $15.4 million in community operations expense, approximately $10.8 million was increased staffing costs and approximately $2.6 million was due to increases in utilities and repairs and maintenance expenses.  The remaining difference resulted from increases of $2.0 million in various other operating costs, primarily marketing, food costs, bad debts, supplies, telephone and cable service, partially offset by net decreases in various smaller items.

General and Administrative:
	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

General and administrative	$38,078	$30,843	$7,235	23.5%
As a percent of revenue	9.0%	8.0%		1.0	ppt

We experienced increases of approximately $3.2 million in personnel costs, which represented added personnel and related compensation increases, and a $2.8 million increase in stock option compensation expense from the implementation of a new accounting standard.  The rest of the increase was primarily due to increases in legal fees of $1.3 million for the Texas Medicaid settlement, and increases in accounting and consulting fees of $449,000, primarily related to additional audit work for compliance with requirements under the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization:
	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Depreciation and amortization	$50,478	$46,277	$4,201	9.1%
As a percent of revenue	12.0%	11.9%		.1	ppt

Depreciation and amortization for the year ended December 31, 2006, increased $4.2 million partially as the result of depreciation of $2.0 million arising from the purchase of four additional communities and capital lease treatment associated with the leasing of two additional communities since January 2005, with the balance of the increase from additional depreciation on capital expenditures to improve our properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Facility Lease Expense:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Facility lease expense	$44,545	$41,465	$3,080	7.4%
As a percent of revenue	10.6%	10.7%		(.1	) ppt

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

Interest Income:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Interest income	$2,893	$1,507	$1,386	92.0%
As a percent of revenue	0.7%	0.4%		.3	ppt

The increase in interest income of $1.4 million was primarily attributable to interest earned on investments of cash that was received in the sale of our ownership interest in Alterra and interest income earned on restricted deposits.

Interest Expense:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Interest expense	$49,252	$50,144	$(892)	(1.8%)
As a percent of revenue	11.7%	12.9%		(1.2	) ppt

The decrease in interest expense of $892,000 for 2006 as compared to 2005 was primarily due to the 2006 reversal of an interest accrual of $766,000 previously recorded in 2005 for the estimated settlement of a lawsuit, as described under “Legal Proceedings.”  Interest expense increased by $640,000 after adjusting for the settlement impact noted above.  This increase is primarily due to an increase in interest expense of $1.1 million relating to debt financing associated with three new Arkansas communities acquired in December 2005, $118,000 relating to two new communities under capital leases acquired in March 2005, $536,000 from the new $10.8 million loan we entered into in connection with our Series B Preferred Stock conversion in June 2005, $313,000 related to the acquisition of Arbor Place in July 2006, offset by a decline in interest expense from the paydown of principal balances over the past year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Gain on Sale of Investment in Alterra Healthcare Corporation:

In June 2005, we sold 50% of our interests in a joint venture to Fortress Investment Group LLC, a New York based private-equity fund for $25 million.  In November 2005, we sold our remaining interest in the joint venture through a public offering of common stock of Brookdale Senior Living, Inc., which had acquired the joint venture.  As a result of these transactions, we received approximately $62.3 million in net proceeds and recognized gains of approximately $55.4 million in 2005.  We have no further ownership interest in Brookdale.

Equity Earnings (Losses) in Unconsolidated Joint Ventures:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Equity earnings (losses) in
unconsolidated joint ventures	$(993)	$2,188	$(3,181)	(145.4%)
As a percent of revenue	(0.2%)	0.6%		(.8	) ppt

The decrease in equity earnings (losses) in unconsolidated joint ventures of $3.2 million is primarily from equity losses in Senior Healthcare Partners, LLC for the year ended December 31, 2006, as compared to equity earnings in the comparable period of the prior year, as further explained under “Senior Med Transaction.”

Other, net:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Other, net	$1,581	$2,796	$(1,215)	(43.5%)
As a percent of revenue	0.4%	0.7%		(.3	) ppt

The 2006 balance in Other, net consists primarily of $2.2 million in amortization of deferred gains on sale partially offset by an impairment loss from a long-term investment of $829,000.  The 2005 balance consists primarily of $2.2 million in amortization of deferred gains on sale.

Income Taxes:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Benefit of (provision for) income taxes	$3,044	$(9,358)	$12,402	132.5%
As a percent of revenue	0.7%	(2.4%)		3.1	ppt

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

Net Income (Loss) and Property-Related Expense:

In comparing the net loss for 2006 to the net income for 2005, management believes it is important to consider the impact of lease accounting on our property-related expenses, which includes depreciation and amortization, facility lease expense, and interest expense that is directly related to our communities.  The property-related expenses directly associated with our accounting for leases, which includes operating leases, capital leases, financing leases, and straight-line accounting for rent escalators for many of our operating leases, is presented in the table below.  These lease accounting treatments generally result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$50,478	$46,277	$4,201	9.1%
Facility lease expense	44,545	41,465	3,080	7.4%
Interest expense	49,252	50,144	(892)	(1.8%)
Total property-related expense	$144,275	$137,886	$6,389	4.6%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$38,862	$38,748	$114	0.3%
Interest expense	41,257	41,977	(720)	(1.7%)
Straight-line lease expense	893	925	(32)	(3.5%)
Operating lease expense	43,652	40,540	3,112	7.7%
Total property-related lease expense	124,664	122,190	2,474	2.0%
Actual lease payments	(103,944)	(98,600)	(5,344)	5.4%
Expense in excess of lease payments	$20,720	$23,590	$(2,870)	(12.2%)

Our property-related expense for 2006 was $144.3 million, of which $124.7 million was associated with our leases, including the effects of lease accounting referred to above.  Our actual capital and operating lease payments during this period were $103.9 million.  Our property-related expense for 2005 was $137.9 million, of which $122.2 million was associated with our leases.  Our actual capital and operating lease payments for this period were $98.6 million.  Approximately $4.7 million of the increase of $6.4 million in total property-related expense is due primarily to the acquisition and lease of eight additional communities since January 1, 2005, and the balance from depreciation on additional capital expenditures to improve our existing properties, lease inflator provisions in our existing leases and interest expense reductions from the net paydown of long-term debt.  The amount by which the property-related expense associated with our leases

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

exceeded our actual lease payments was $20.7 million for the year ended December 31, 2006, compared to $23.6 million for the year ended December 31, 2005, a decrease of $2.9 million.  While the impact of lease accounting declined by $2.9 million in the current year from last year, the total impact in both periods is significant to our overall operating results.  It should be noted that, notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

Income (Loss) from Discontinued Operations:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)
Income (loss) from discontinued operations,
net of tax benefit	$(50)	$(2,197)	$2,147	N/A
As a percent of revenue	–	(0.6%)		.6	ppt

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

Preferred Dividends:

	Year Ended December 31,
	2006	2005	Δ	% Δ
	(in thousands)

Preferred dividends	$–	$(599)	$599	100.0%
As a percent of revenue	–	(0.2%)		0.2	ppt

There were no preferred dividends for the year ended December 31, 2006, because the Series B Preferred Stock was converted to common stock on June 30, 2005.  No dividends were required to be accrued for the second quarter of 2005 based on the terms of the agreement, and the previously accrued dividends due to straight-lining were reversed upon conversion and offset against the dividends from the first quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Same Community Comparison

Of our 254 owned and leased communities, we have operated 169 communities continuously since January 1, 2006, and define these as "same communities."  In addition, the analysis below excludes general and administrative expenses and impairment loss on long-lived assets.

Three months ended December 31, 2007 and 2006

The following table sets forth a comparison of same community results of operations for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	(In thousands)
			Δ	% Δ
	2007	2006	Fav / (Unfav)	Fav / (Unfav)
Revenue	$111,853	$107,884	$3,969	3.7%
Community operations *	(70,437)	(67,956)	(2,481)	(3.7)
Community operating income	41,416	39,928	1,488	3.7
Depreciation & amortization	(16,390)	(13,103)	(3,287)	(25.1)
Facility lease expense	(1,621)	(10,892)	9,271	85.1
Operating income	23,405	15,933	7,472	46.9
Interest expense, net	(19,286)	(11,406)	(7,880)	(69.1)
Operating income after interest expense	$4,119	$4,527	$(408)	(9.0%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

The same communities represented $111.9 million or 60.0% of our total revenue of $186.4 million for the fourth quarter of 2007.  Same community revenues increased by $4.0 million or 3.7% for the quarter ended December 31, 2007, from the comparable period in 2006.  This was primarily due to the increase in the average monthly revenue per unit.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:

	Three Months ended December 31,
	2007	2006	Δ	% Δ

Average monthly revenue per occupied unit	$3,262	$3,162	$100	3.2%

Average occupancy rate	86.1%	86.6%		(.5	) ppt

Community operating expenses increased by $2.5 million.  Expense increases consisted of salaries and personnel costs of $1.4 million and $1.1 million in other expenses, primarily food costs, contractual services, property taxes, utilities and supplies.  Depreciation and amortization increased $3.3 million, primarily as a result of the purchase of 88 communities we had previously leased, which accounted for $2.1 million of the increase.  The remainder of the increase was due to additional depreciation on capital expenditures to improve our properties.  Facility lease expense decreased $9.3 million primarily due the purchase of 71 communities we had previously leased and accounted for as operating leases.  Interest expense increased by $7.9 million primarily due to the purchase of 88 communities we had previously leased, which accounted for $7.5 million of the increase, partially offset by the scheduled paydown of principal on existing debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

For the fourth quarter of 2007, our operating income after interest expense decreased to $4.1 million from $4.5 million in the fourth quarter of 2006.  As discussed above, the decrease primarily resulted from increased property-related expenses of $1.9 million, offset by an increase in community operating income of $1.5 million.

Year ended December 31, 2007 and 2006

The following table sets forth a comparison of same community results of operations for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	(In thousands)
			Δ	% Δ
	2007	2006	Fav / (Unfav)	Fav / (Unfav)
Revenue	$439,183	$416,870	$22,313	5.4%
Community operations *	(283,264)	(270,997)	(12,267)	(4.5)
Community operating income	155,919	145,873	10,046	6.9
Depreciation & amortization	(60,176)	(49,532)	(10,644)	(21.5)
Facility lease expense	(23,572)	(42,984)	19,412	45.2
Operating income	72,171	53,357	18,814	35.3
Interest expense, net	(64,461)	(46,010)	(18,451)	(40.1)
Operating income after interest expense	$7,710	$7,347	$363	4.9%

* exclusive of depreciation and amortization and facility lease expense shown separately below

The same communities represented $439.2 million or 80.5% of our total revenue of $545.6 million for the year ended December 31, 2007.  Same community revenues increased by $22.3 million or 5.4% from 2006 to 2007.  The increase in occupancy accounted for approximately $6.6 million of the increase.  The increase in same community average monthly revenue per unit accounted for approximately $15.7 million of the increase.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:
	Year ended December 31,
	2007	2006	Δ	% Δ

Average monthly revenue per occupied unit	$3,218	$3,101	$117	3.8%

Average occupancy rate	86.1%	85.3%		.8	ppt

One factor impacting the change in community operating expense between the periods was a reduction in workers’ compensation expense of approximately $1.0 million in 2007 and $1.8 million in 2006, due to revised estimates of our ultimate exposure under our workers’ compensation programs based upon an actuarial valuation report.

Exclusive of the workers’ compensation adjustment, community operating expenses would have increased approximately $11.4 million primarily from increased costs for direct care labor and related employee taxes and benefits of $9.2 million.  The remaining increase of $2.2 million primarily reflects increased food costs, contracted services, utilities, supplies, cable television services, marketing and vehicle expense, and similar

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

community operating expenses, partially offset by decreases in third-party management fees of $1.1 million and insurance of $714,000, primarily from a reduction in estimated losses from professional liability insurance. Depreciation and amortization increased $10.6 million, primarily as a result of the purchase of 88 communities we had previously leased.  Facility lease expense decreased $19.4 million primarily due the purchase of 71 communities we had previously leased and accounted for as operating leases.  Interest expense increased by $18.5 million primarily due to the purchase of 88 communities we had previously leased, which accounted for $18.8 million of the increase, partially offset by the scheduled paydown of principal on existing debt.

Operating income after interest expense increased to $7.7 million in 2007 from $7.3 million in 2006, an improvement of $363,000, as a result of the changes discussed above.  Exclusive of the workers’ compensation adjustment noted above, there would have been an improvement in operating results of approximately $1.2 million.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will continue to have a positive impact on operating performance over time.

Liquidity and Capital Resources

At December 31, 2007, we had cash on hand of $67.7 million compared to $14.0 million at December 31, 2006.  We had working capital deficits of $31.4 million and $41.9 million at December 31, 2007 and 2006, respectively.

We have incurred significant operating losses since our inception and have a working capital deficit of $31.4 million at December 31, 2007.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes $24.7 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for debt maturities, capital and financing lease obligations, and debentures of $56.8 million scheduled to be due in 2008.  We intend to pay or refinance these obligations prior to their respective due dates. Management believes that we will be able to sustain positive operating cash flow or have adequate cash reserves for all necessary operating, investing and financing activities including required debt service and capital expenditures through at least 2008.

In 2007, 2006, and 2005, we reported positive net cash from operating activities in our consolidated statements of cash flows.  Cash provided by operating activities increased by $37.2 million from 2006 to 2007.  By purchasing the real estate underlying leased facilities, we replaced lease payments with lower levels of debt service and also avoided scheduled lease escalators.  However, in the past cash flows have not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us, but we believe that we will be able to sustain positive operating cash flow or have adequate cash reserves and sources of capital for all necessary investing and financing activities including required debt service and capital expenditures through at least 2008.  In February 2008, we obtained a $25.0 million unsecured revolving line of credit.

The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue into 2008.  Moreover, leading economic indicators such as employment levels and income growth predict a downward trend in the United States economy during 2008, and some commentators have predicted a recession.  However, we believe that need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

evidenced by our improvements in occupancy and cash flows in 2007, and our ability to finance the acquisition of 96 of our properties formerly operated under long-term leases during 2007.

Operating Activities

Cash provided by operating activities was $47.4 million for the year ended December 31, 2007.  The primary components of cash provided by operating activities for this period were $80.6 million of depreciation and amortization, $3.4 million of amortization of above/below market rents, $1.8 million of amortization of loan fees, $1.3 million allowance for doubtful receivables, $3.1 million in losses on equity investments, $4.7 million in non-cash stock option compensation, $4.8 million from an impairment charge, and $725,000 of losses from the change in fair value of derivatives, partially offset by amortization of deferred gain of $2.1 million, $48.7 million of net loss, and a net change in operating assets and liabilities of $2.0 million.

For the year ended December 31, 2006, net cash provided by operating activities was $10.2 million.  The primary components of cash provided by operating activities were $50.5 million of depreciation and amortization, $829,000 from an impairment charge, $251,000 of amortization and write-down of loan fees, $1.0 million allowance for doubtful receivables, $993,000 in losses on equity investments, and $2.8 million in non-cash stock option compensation, partially offset by amortization of deferred gain of $2.2 million, $14.6 million of net loss, and a net change in operating assets and liabilities of approximately $29.5 million.

For the year ended December 31, 2005, net cash provided by operating activities was $12.2 million.  The primary components of cash provided by operating activities were $46.3 million of depreciation and amortization, $4.3 million from an impairment charge, $406,000 of amortization and write-down of loan fees, $577,000 allowance for doubtful receivables, $634,000 of various other items, net income of $12.3 million, and a net change in operating assets and liabilities of approximately $8.9 million, partially offset by $55.4 million of gain on sale of investment securities, $2.2 million of deferred gain, $1.4 million of net gain on refinancings and sale of properties, and $2.2 million in gains on equity investments.

Investing Activities

Net cash used in investing activities amounted to $808.7 million for the year ended December 31, 2007, and was comprised primarily of acquisition of property and equipment of $801.0 million, construction expenditures on leased properties of $1.8 million, payment for the acquisition of Summerville, net of acquired cash of $4.4 million, investments in affiliates of $309,000, and lease acquisition costs of $1.3 million.

Net cash used in investing activities amounted to $36.4 million for the year ended December 31, 2006, and was comprised primarily of acquisition of property and equipment of $23.7 million, construction expenditures on leased properties of $3.8 million, advances to affiliates and other managed communities of $607,000, investments in affiliates of $6.9 million, and lease acquisition costs of $2.8 million, partially offset by the collection of a note receivable of $1.3 million.

Net cash provided by investing activities amounted to $50.9 million for the year ended December 31, 2005, and was comprised primarily of proceeds from the sale of our investment in Alterra of $62.3 million, $647,000 from the sale of property and equipment, and $2.0 million of distributions from affiliates, partially offset by the acquisition of property and equipment of $9.3 million, $445,000 in acquisition of assets in lease transactions, construction expenditures of $1.9 million and lease acquisition costs of $2.2 million.

Financing Activities

For the year ended December 31, 2007, net cash provided by financing activities was $815.0 million, primarily from new long-term borrowings of $655.6 million, proceeds from the sale of common stock of $332.2 million (before offering expenses), and a decrease in restricted deposits by $8.0 million, partially offset by the payment

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

of capital lease and financing obligations of $21.1 million, repayment of long-term debt of $154.2 million, and $5.5 million of debt issuance and other financing costs.

For the year ended December 31, 2006, net cash used in financing activities was $16.2 million, primarily from $19.0 million repayment of capital lease and financing obligations, $3.2 million repayment of long-term debt, $5.4 million repayment of debentures, and increased restricted deposits by $2.9 million, and paid $282,000 in other debt and financing costs.  We received proceeds from the sale of stock of approximately $4.7 million, proceeds from long-term borrowings of $8.9 million and a tax refund related to stock compensation costs of approximately $1.2 million.

For the year ended December 31, 2005, net cash used in financing activities was $17.4 million, primarily from the $16.1 million repayment of capital lease and financing obligations, the $23.2 million repayment of long-term debt, $10.8 million in preferred dividends, increase in restricted deposits of $2.0 million, and $731,000 of debt issuance and other financing costs, partially offset by new long-term borrowings of $32.2 million, tax benefit of stock compensation of $2.0 million, and proceeds from the sale of stock of $1.2 million.

At December 31, 2007, we had payment obligations for long-term debt, capital and financing leases, and convertible debentures due in 2008 totaling approximately $56.8 million.  In addition, for the year ending December 31, 2008, we anticipate that we will make investments of approximately $15.3 million to $20.3 million for capital expenditures, comprised of approximately $9.3 million to $10.3 million of net recurring capital expenditures (including corporate capital expenditures) and approximately $6.0 million to $10.0 million of net capital expenditures in connection with our community expansion and development program.  We had $67.7 million of available cash at December 31, 2007, to fund any 2008 payment requirements in excess of cash generated from operations.  The convertible debentures in the amount of $10.5 million due in July 2008 are convertible into common stock at $22 per share.  As of February 29, 2008, our stock price was $22.14.  If our common stock trades at a value per share in excess of the $22 conversion rate, then we believe the debentures will likely be converted to common stock and not require the use of cash.  We are currently in the process of refinancing $20.2 million in long-term debt due in August 2008 which is secured by the assets of five communities owned by us.  We also extended the term of a $21.4 million note payable due in March 2008 to March 2009.  However, we cannot be assured that the trading value of our common stock will continue to exceed the $22 conversion rate, or the expected refinancing of $20.2 million mortgage debt will be successful.  Therefore, we will need to continue our improvements in operating performance or seek other sources of cash to meet our payment obligations in future years.

As a consequence of our property and lease transactions in 2007, our long-term debt has increased from $86.0 million at December 31, 2006, to $734.3 million at December 31, 2007.  Our obligations under operating leases have increased from $299.3 million to $851.8 million primarily due to the Summerville acquisition, and our capital lease and financing obligations have decreased from $608.62 million to $520.8 million.  Many of our debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, we are required to maintain the leased properties in a reasonable and prudent manner.  For the year ended December 31, 2007, we were in violation of one or more covenants in certain of our leases, but obtained waivers from the owners such that we were still deemed to be in compliance and thus, were not in default.  The waivers expire on January 1, 2009.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, National Association, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits us to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement includes a letter of credit feature that allows us to obtain letters of credit from the lender, provided that the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The line of credit matures on February 15, 2009.  Outstanding borrowings will bear interest at a variable rate of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

one half of one percent (0.5%) below Wells Fargo’s prime rate.  Interest is payable on a monthly basis.  We may partially or wholly repay borrowings and reborrow provided that the total outstanding borrowings may not at any time exceed $25.0 million.  We are required to pay an unused commitment fee of a quarter percent per annum (0.25%) on the average daily unused amount of the line of credit.  The commitment fee is payable on a quarterly basis.  In addition, we are required to pay fees equal to one percent of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities.

The line of credit agreement contains a fixed charge coverage ratio covenant. The agreement also contains customary affirmative and negative covenants, including, among other things, covenants regarding the delivery of financial statements, certificates and notice requirements, payment obligations (including taxes), preservation of existence, maintenance of properties and insurance policies, compliance with laws, keeping of records and use of proceeds, minimum liquidity, and limitations on incurring indebtedness.

The line of credit agreement contains certain events of default including, among other things, non-payment of principal, interest or fees, violation of covenants, invalidity of any loan document, material judgments, bankruptcy and insolvency events and change of control.  Upon an event of default, Wells Fargo may accelerate the loans and terminate lending.  In the event of default, interest on the outstanding amount of the indebtedness shall bear interest at a rate per annum equal to four percent (4%) in excess of the interest rate in effect at that time.

We intend to use the line of credit for general business purposes.The following table summarizes our contractual obligations at December 31, 2007 (in thousands):

The following table summarizes our contractual obligations at December 31, 2007 (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$734,277	$22,613	$142,024	$263,612	$306,028
Capital lease and financing obligations,
including current portion	520,813	23,774	56,160	69,665	371,214
Operating leases	851,790	68,358	139,897	143,194	500,341
Convertible debentures	10,455	10,455	-	-	-
	$2,117,335	$125,200	$338,081	$476,471	$1,177,583

The following table summarizes interest on our contractual obligations at December 31, 2007, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$270,149	$48,344	$82,089	$60,429	$79,287
Capital lease and financing obligations	268,274	33,991	63,266	55,500	115,517
Convertible debentures	653	653	-	-	-
	$539,076	$82,988	$145,355	$115,929	$194,804

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R replaces the existing SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It also requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date.  The additional fair value measurements of SFAS No. 141R replace the cost-allocation process of SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period.  Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The effective date for SFAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  The adoption of this statement did not have a significant effect on our financial condition, results of operations, or cash flows.  If the unrecognized tax benefits were recognized, it would not have a material effect on our effective tax rate.  We recognize interest and/or tax penalties related to income tax matters as a component of income tax expense.  We believe we have appropriate support for the income tax positions taken or to be taken on tax returns and that the accruals for tax liabilities are adequate for all open years based on an assessment of relevant factors, including past experience and interpretations of tax law applied to the facts of each matter.  Our open years for federal tax returns are 2003 through 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are evaluating the impact of adopting SFAS 157.  We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

Impact of Inflation

To date, inflation has not had a significant impact on us.  Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 11.0% of revenues for the year ended December 31, 2007.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

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

Limitations of Adjusted EBITDA:

Adjusted EBITDA has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of earnings.  Material limitations in making the adjustments to our earnings (losses) to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss) include the following.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three months and year ended December 31, 2007, and 2006:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net loss	$(25,844)	$(5,296)	$(48,741)	$(14,618)
Provision for (benefit of) income taxes	782	(1,077)	812	(3,044)
Equity losses (gains) in unconsolidated joint ventures	1,425	363	(4,266)	993
Depreciation and amortization	31,094	13,257	80,639	50,478
Impairment loss on long-lived assets and long-term investments	4,764	829	4,603	829
Amortization of deferred gains	(582)	(553)	(2,149)	(2,214)
Non-cash stock option compensation expenses	1,288	575	4,744	2,780
Convertible debentures conversion costs	-	-	1,329	-
Interest expense	22,338	12,465	71,557	49,252
Interest income	(1,207)	(582)	(5,023)	(2,893)
Other non-cash unusual activity:
Reversal of Texas settlement accrued in 2004	-	-	-	(12,207)
Professional and workers' compensation liability adjustments	(3,420)	-	(3,612)	(2,674)
Adjusted EBITDA	$30,638	$19,981	$99,893	$66,682

Subsequent Events

2008 NHP Purchase

On February 6, 2008, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Nationwide Health Properties, Inc. (“NHP”) to purchase 24 communities consisting of 1,672 units located in 13 states for a purchase price of $305.0 million, excluding transaction costs.  We currently lease these communities from NHP (sixteen of the communities under a master lease since April 2004, and the remaining communities under various leases since 2004 through 2007) and operated the communities as assisted living and dementia care facilities.  We made a deposit of $3.1 million related to this Purchase Agreement.  The deposit is refundable if we elect to terminate the agreement during the 30-day due diligence period or the 45-day title due diligence period.  The properties are subject to approximately $56.2 million of mortgage debt which will be repaid at closing or assumed by us and deducted from the purchase price.  We expect to finance this transaction through mortgage debt of approximately $247.0 million (assuming the $56.2 million will be repaid by NHP at closing), a $30.0 million loan provided by NHP at the closing and the balance from available cash on hand.  The NHP loan will bear interest at an annual rate of 7.25% and be payable monthly on an interest-only basis for a term of not more than four years.  We have the option to prepay the NHP loan at any time.  Both parties’ respective obligations to consummate the transactions contemplated by the Purchase Agreement are subject to customary closing conditions.  We expect to incur a one-time charge of approximately $3.6 million related to prepayment penalties on the debt repayment mentioned above, and expect to close the transaction by the end of the second quarter of 2008.

Annual lease payments are approximately $18.3 million related to these 24 communities, including a newly constructed community opened in January 2008.  We account for these leases as capital leases and recorded interest expense of approximately $10.1 million for the year ended December 31, 2007.  Upon termination of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - CONTINUED

the capital leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations will be recorded as an adjustment to the carrying amount of the purchased communities.  This reduction in the cost basis of the purchased assets is estimated to be approximately $19.6 million as of the closing date.

Amendment to Loan Agreement

Effective March 3, 2008, we and NHP amended our existing loan agreement related to our $21.4 million note due March 3, 2008.  The amendment extended the maturity date to March 3, 2009 and reduced the interest rate from 10.0% to 8.5% per annum.

[The rest of this page is intentionally left blank]

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

The table below provides information about our debt and capital lease and financing obligations, including weighted average interest rates on these obligations as of December 31, 2007.

	Expected maturity date (in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total	Fair value	Average interest rate
Long-term debt:
Fixed rate	$22,613	$101,542	$40,482	$15,071	$248,541	$306,028	$734,277	$525,181	6.73%
Capital lease and financing obligations	$23,774	$26,614	$29,546	$32,958	$36,707	$371,214	$520,813	$582,423	6.19%
Convertible debentures	$10,455	$-	$-	$-	$-	$-	$-	$10,455	6.25%

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At December 31, 2007, we had approximately $130.4 million of variable rate borrowings based on the LIBOR rate.  As of December 31, 2007, our weighted average variable rate is 1.93% in excess of the LIBOR rate.  For every 1% change in the LIBOR rate, our interest expense will change by approximately $1.3 million annually.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2007.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have a $19.6 million interest rate swap contract that matures in August 2012.  A 100 basis point increase in interest rates would increase the fair value of this swap by approximately $786,000 and a 100 basis point decrease in interest rates would decrease the fair value of this swap contracts by approximately $826,000.

The downturn in the United States housing market in 2007 triggered a constriction in the availability of credit that is expected to continue in 2008.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit and do not expect to in the near future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Report of Independent Registered Public Accounting Firm are listed after Item 15 and are included beginning on Page F-1.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Our co-chief executive officers and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective.

(b)  Management’s report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007.

We acquired Summerville effective September 1, 2007.  As of December 31, 2007, Summerville’s financial reporting was incorporated into our reporting systems and structure, including our internal control processes and procedures.  However, we excluded Summerville from our evaluation of the effectiveness of internal controls over financial reporting.  Specifically the Summerville community level controls were not tested as of December 31, 2007 as it was not required for 2007 based on the acquisition date.

(c)  Changes in internal controls   Management has evaluated the effectiveness of the Company's internal controls through December 31, 2007.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the fourth quarter of 2007, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

[The rest of this page is intentionally left blank]

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference in our definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2007, including the 2006 Equity Incentive Plan, the 1995 Stock Incentive Plan, including directors, and the Employee Stock Purchase Plan.  The material terms of each of these plans and arrangements are described in Note (8) “Shareholders’ Equity (Deficit)” to “Notes to Consolidated Financial Statements.”

			Number of shares remaining		Total of
	Number of shares to be		available for future issuance		shares
	issued upon exercise of	Weighted-average exercise	under equity compensation		reflected in
	outstanding options,	price of outstanding options,	plans excluding shares		columns (a)
	warrants and rights	warrants and rights	reflected in column (a)		and (c)
Plan Category	(a)	(b)	(c)		(d)

Equity compensation plans
	2,166,575	$18.76	1,775,525	(1)	3,942,100

Equity compensation plans
not approved by shareholders	-	-	-		-

Total	2,166,575	$18.76	1,775,525		3,942,100

(1) Represents 157,365 shares available for purchase under the Employee Stock Purchase Plan and 1,618,160 shares available for grant under the 2006 Equity Incentive Plan and the 1995 Stock Incentive Plan, which includes director stock options.

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

(3)	EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number	Description		Footnote

3.1	Restated Articles of Incorporation of registrant (Exhibit 3.1)		(2)
	3.1.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock as filed with	(8)
		the Secretary of State of Washington on October 24, 1997. (Exhibit 4.1)
	3.1.2	Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with	(11)
		the Secretary of State of Washington on December 29, 1999. (Exhibit 4.2)
	3.1.3	Articles of Amendment of Emeritus Corporation Dated August 29, 2007	(43)
3.2	Amended and Restated Bylaws of registrant.		(1)
	3.2.1	First Amendment to Amended and Restated Bylaws of registrant (Exhibit 3.2).	(38)
4.1	Indenture dated November 23, 2005 between registrant and U.S. Bank as trustee, governing 6.25%		(29)
	Convertible Subordinated Debentures due 2008 and including the form of such debentures.
	(Exhibit 4.2.1)
4.2	Form of Indenture for Debt Securities (Exhibit 4.1)		(36)
4.3	Form of Indenture for Subordinated Debt Securities (Exhibit 4.2)		(36)
4.4	Form of Indenture for Convertible Debt Securities (Exhibit 4.3)		(36)
4.5	Form of Indenture for Convertible Subordinated Debt Securities (Exhibit 4.4)		(36)
4.6	Form of Form of Debt Securities (Exhibit 4.5)		(36)
4.7	Form of Subordinated Debt Securities (Exhibit 4.6)		(36)
4.8	Form of Convertible Debt Securities (Exhibit 4.7)		(36)

Exhibit
Number	Description	Footnote

10.1	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(12)
	(Appendix A)
10.2	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through		(25)
	June 15, 2005). (Appendix A).
10.3	Amended and Restated 1998 Employee Stock Purchase Plan (as amended through August 17, 2001).		(13)
	(Appendix B)
10.4	2006 Equity Incentive Plan. (Exhibit to Definitive Proxy Statement)		(30)
10.5	Nonqualified Deferred Compensation Plan. (Exhibit 10.8)		(37)
10.6	Noncompetition Agreements between registrant and Executive Officers.
	10.6.1	Noncompetition Agreement dated September 29, 1995 between registrant and Daniel R. Baty.	(2)
		(Exhibit 10.4.1)
	10.6.2	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant	(7)
		and Daniel R. Baty. (Exhibits 10.1.1)
	10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R.	(2)
		Brandstrom. (Exhibit 10.4.2)
	10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between Registrant	(7)
		and Raymond R. Brandstrom. (Exhibit 10.1.2)
10.7	Executive Separations Agreements
	10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr. (Exhibit 10.15.1)	(34)
	10.7.2	Agreement and General Release between registrant and Gary Becker. (Exhibit 10.15.2)	(34)
10.8	Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(3)
	(Exhibit 10.8)
10.9	Executive Employment Agreements
	10.9.1	Employment Agreement by and between Granger Cobb and Emeritus Corporation, dated
		August 31, 2007	(44)
10.20	Agreements with Saratoga Partners IV, L.P. and Affiliates
	10.20.21	Shareholders Agreement dated as of December 30, 1999 among registrant, Daniel R. Baty,	(11)
		B.F., Limited Partnership and Saratoga Partners IV, L.P., Saratoga Management Company
		LLC and Saratoga Coinvestment IV LLC. (Exhibit 4.3)
	10.20.22	Registration Rights Agreement dated as of December 30, 1999 among registrant and Saratoga	(11)
		Partners IV, L.P., Saratoga Management Company LLC and Saratoga Coinvestment IV LLC.
		(Exhibit 4.4)
10.21	Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited		(9)
	Partnership dated June 29, 1998 among Columbia Pacific Master Fund ‘98 General Partnership,
	Emeritus Real Estate IV, LLC and Bella Tore De Pisa Limited Partnership. (Exhibit 10.3.4)
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its	(35)
		shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1)
	10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant,	(35)
		certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
		(Exhibit 10.1)
	10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its	(35)

Exhibit
Number	Description	Footnote
		shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2)
10.23	Documents Relating to Debt Financing with Health Care REIT, Inc. & Summerville Senior Living, Inc		(45)
	10.23.1	Promissory Note for Senior Living Properties, LLC dated March 1, 2007 payable to Health
		Care REIT, Inc.
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living, Inc
	for 23 communities
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property	(45)
		Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior
		Living for 10 properties
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities	(45)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities	(45)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities	(45)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility	(45)
		and capital additions
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities	(45)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility	(45)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities	(45)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities	(45)
		from lease
10.25	Documents related to Leases with HC REIT, Inc. and Summerville Senior Living for three communities
	10.25.1	Amended and Restated Master Lease Agreement between HC Reit, Inc, HCRI Louisiana	(45)
		Properties and Senior Living Properties, LLC, (Summerville ) for 3 communities Kenner,
		Outlook Manor, and South Dayton dated March 1, 2007
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living
	for six communities
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries	(45)
		of Summerville Senior Living for 3 properties dated 10-2-06
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens	(45)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities	(45)
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living
	for four Indiana communities
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and
		Summerville Senior Living dated 10-01-04	(46)
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04	(46)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04	(46)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06	(46)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07	(46)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04	(46)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06	(46)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07	(46)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07	(46)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04	(46)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
	for four California communities

Exhibit
Number	Description	Footnote
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry	(46)
		Agam and Pacifica Manor, Inc.
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale,	(46)
		Jerry Agam, Pacifica Manor, Inc and COBBCO Inc
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam	(46)
		and Pacifica Manor, Inc.
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam,	(46)
		Pacifica Manor, Inc and COBBCO Inc
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam	(46)
		and Pacifica Manor, Inc.
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam,	(46)
		Pacifica Manor, Inc and COBBCO Inc
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC	(46)
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living
	for two California communities
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville	(46)
		at COBBCO for Orange
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville	(46)
		at COBBCO for Casa Whittier
10.30	Documents related to Leases between Kading & Yellin Investments and Summerville
	for two communities
	10.30.1	Sublease dated 9-1-05 along with Lease agreement and Amendment to Lease Agreement	(45)
		between Parkview Retirement Inc and Summerville at Clearwater
	10.30.2	Sublease dated 9-1-05 along with Lease agreement and Amendment to Lease Agreement	(45)
		between Pines of Mandarin, Inc and Summerville at Mandarin
10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC
	for two communities
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for	(45)
		Villa Colima in California
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for	(45)
		Regency Residence in Florida
10.32	Documents related to Leases between Casa Glendale Partners and Summerville at COBBCO, Inc.
	for one community
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services	(45)
		Corporation dated 4-1-91 for Casa Glendale community
	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor	(45)
		interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services
		Management Corp and Summerville at COBBCO, Inc. dated 6-1-99
10.33	Documents related to between Sokol Enterprises and Grand Cypress Residential Care Corporation
	for two communities
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation	(45)
		dated 7-1-96 for Tarzana Place
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress	(45)
		Residential Care Corporation dated 8-2-96
10.34	Documents related to Leases between Vintage Investors and Summerville (COBBCO)

Exhibit
Number	Description	Footnote
	for one community
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for
		Villa del Rey Community	(45)
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term	(45)
10.35	Documents related to Leases between Mission/Felson Partners, LP and Summerville (COBBCO)
	for one community
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville (COBBCO)	(45)
		dated 7-3-97 for Landmark Villa
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04	(45)
10.36	Documents related to Leases between Dale E. Patterson and Summerville (COBBCO)
	for one community
	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO)	(45)
		dated 10-1-97 for Garden Manor
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07	(45)
10.37	Documents related to Leases between Cox, West, and Fischer and Summerville (COBBCO)
	for one community
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO)	(45)
		dated 10-1-97 for Villa de Anza
10.38	Documents related to Leases between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc
	for one community
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc	(45)
		dated 4-21-98 for Potomac Community
10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville
	at Harden Ranch for 1 community
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and	(45)
		Summerville at Harden Ranch dated 3-31-04 for Harden Ranch
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC,
	Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1
	LLC for 1 community
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC,	(45)
		Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and
		Summerville 1 LLC dated 9-1-04 for Woodward Community
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO
	for 1 community
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and	(45)
		COBBCO for Creekside Lodge
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living,	(45)
		LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton
		Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC
		dated 3-31-06
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at	(45)
		Golden Pond
10.43	Documents related to Lease between Ventas Realty, Ventas Framingham and Summerville for 6 communities
	10.43.1	Amended and Restated Master Lease Agreement by Ventas Realty, Ventas Framingham and	(45)

Exhibit
Number	Description	Footnote
		Summerville 5, 14, 15, 16 and Summerville 17 LLC dated 8-1-05 to add 4 communities
	10.43.2	Second Amended and Restated Master Lease Agreement dated 3-24-06 to add Lake	(45)
		Mary community
10.44	Documents related to Lease between Ventas Fairwood, LLC and Summerville for 1 community
	10.44.1	Master Lease Agreement by Ventas Fairwood, LLC and Summerville at Fairwood Manor, LLC	(45)
		dated 1-31-05 for Fairwood Manor
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated	(45)
		4-14-05 for Whitehall Estates
10.46	Documents related to Lease between Ventas Brighton, LLC and Summerville for 1 community
	10.46.1	Master Lease Agreement by Ventas Brighton, LLC and Summerville 6, LLC dated 8-1-05	(46)
		for Brighton
10.51	Documents Relating to Debt Financing with Health Care Properties Investors, Inc. (1 Community).
	10.51.01	Loan Agreement dated January 26, 1996 between Heritage Hills Retirement, Inc., as borrower,	(2)
		and Health Care Properties Investors, Inc., as lender. (Exhibit 10.23.5)
	10.51.02	Promissory Note of Heritage Hills Retirement, Inc dated as of January 26, 1996 payable to	(2)
		Health Care Properties, Inc. (Exhibit 10.23.4)
	10.51.03	Guaranty of registrant dated January 26, 1996. (Exhibit 10.23.6)	(2)
	10.51.04	Deed of Trust with Assignment of Rents, Security Agreement and Fixtures Filing dated	(2)
		January 26, 1996 among Heritage Hills Retirement, Inc., as grantor, Chicago Title Insurance
		Company, as trustee. (Exhibit 10.23.7)
	10.51.05	Amendment to Deed of Trust dated April 25, 1996 among Heritage Hills Retirement, Inc., as	(5)
		grantor, Chicago Title Insurance Company, as trustee, and Health Care Properties, Inc.,
		as beneficiary. (Exhibit 10.21.12)
	10.51.06	Amendment to Loan Documents dated July 30, 2004 between Heritage Hills Retirement, Inc.,	(20)
		as grantor, registrant, as guarantor, and Health Care Properties, Inc., as beneficiary.
		(Exhibit 10.82.3)
	10.51.07	Amended and Restated Secured Promissory Note of Heritage Hills Retirement, Inc. dated	(20)
		June 30, 2004 payable to Health Care Properties, Inc. (Exhibit 10.82.4)
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post	(6)
		Partnership. (Exhibit 10.3)
	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and	(6)
		Painted Post Partnership. (Exhibit 10.4).
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted	(4)
		Post Partners, as operator. (Exhibit 10.4.2)
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between	(6)
		registrant and Painted Post Partners. (Exhibit 10.1)
10.53	Agreement to Provide Management Services to an Independent and Assisted Living Facility dated		(9)
	June 30, 1998 between ESC II, LP, as owner, and ESC III, LP, as manager. (Exhibit 10.4.3)
10.54	Documents Relating to Leases and Loan with Health Care REIT, Inc. (3 Communities)
	10.54.01	Two Leases dated February 26, 1996 between Health Care REIT, Inc. and related entities, as	(5)
		lessors, and registrant, as lessee. (Exhibits 10.58.1 and 10.58.2)
	10.54.03	Three Second Amendments to Leases dated June 30, 2003 between Health Care REIT, Inc. a	(16)
		and related entities, as amended. (Exhibits 10.29.13, 10.29.14 and 10.29.15)

Exhibit
Number	Description	Footnote
	10.54.04	Promissory Note of registrant dated August 28, 2003 in the principal amount of $3.1 million	(16)
		payable to Health Care REIT, Inc. and secured by leasehold mortgages. (Exhibit 10.29.16)
	10.54.05	Three Leasehold Mortgages, Security Agreements, Assignments of Leases and Rents,	(16)
		Financing Statements and Fixture Filings dated August 28, 2003 between registrant, as
		mortgagor, and Health Care REIT, Inc., as mortgagees (Exhibits 10.29.10., 10.29.11 and
		10.29.12)
10.55	Documents Relating to Leases of with Health Care REIT, Inc. and Loan from Healthcare Realty Trust
	Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health	(15)
		Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant.
		(Exhibit 10.53.14)
	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005	(27)
		between Health Care REIT, Inc., and related entities, collectively as landlord, and the
		registrant, as tenant. (Exhibit 10.53.23)
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare	(24)
		Realty Trust Incorporated and registrant. (Exhibit 10.1)
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal	(24)
		amount of $21,426,000 payable to Healthcare Realty Trust Incorporated. (Exhibit 10.2)
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare	(24)
		Realty Trust Incorporated. (Exhibit 10.4)
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated,	(24)
		Health Care REIT, Inc. and registrant. (Exhibit 10.3)
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and	(16)
		Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as
		trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as
		beneficiary. (Exhibit 10.53.16)
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(42)
		Corporation, Purchase of Park Club of Fort Meyers
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc.	(16)
		subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee.
		(Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6)
	10.56.02	Assumption Agreement dated September 29, 2003 among a subsidiary of registrant, as	(23)
		original borrower, a subsidiary of Health Care Realty, Inc., as new borrower, and JP Morgan
		Chase Bank, as lender, relating to one of four assisted living communities. (Exhibit 10.55.9)
	10.56.03	Assumption of Obligations of Guarantor dated September 29, 2003 among registrant, as	(23)
		original guarantor, Health Care REIT, Inc., as new guarantor, and JP Morgan Chase Bank, as
		lender. (Exhibit 10.55.10)
	10.56.04	Subordination and Standstill Agreement dated September 30, 2003 among a subsidiary of	(23)
		registrant, as original borrower, a subsidiary of Health Care Realty, Inc., as new borrower,
		Health Care Realty, Inc., registrant, as guarantor and JP Morgan Chase Bank, as lender,
		relating to one of four assisted living communities. (Exhibit 10.55.11)
	10.56.05	Cash Management and Security Agreement dated September 29, 2003 among registrant and	(23)
		related entities and Amresco Capital, L.P. (Exhibit 10.55.8)
	10.56.06	Fixed Rate Note dated September 29, 1999 in the principal amount of $10,395,000 between	(10)

Exhibit
Number	Description	Footnote
		registrant, as maker, and Amresco Capital, L.P., as mortgagee. (Exhibit 10.2.1)
	10.56.07	Mortgage and Security Agreement dated September 29, 1999 between registrant, as	(10)
		mortgagor, and Amresco Capital, L.P., as mortgagee. (Exhibit 10.2.2)
	10.56.08	Guaranty dated September 29, 1999 by registrant in favor of Amresco Capital, L.P.	(23)
		(Exhibit 10.55.7)
	10.56.09	Unsecured Promissor Noted dated August 28, 2003 in the principal amount of $4,400,000	(16)
		between registrant, as borrower, and Health Care REIT, Inc, as lender. (Exhibit 10.55.3)
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors (24 Communities).
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among	(33)
		registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller,
		and Fretus Investors LLC, as company. (Exhibit 10.72.2)
	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability	(33)
		companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender.
		(Exhibit 10.72.3)
	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of	(33)
		$132 million payable to Capmark Bank. (Exhibit 10.72.5)
	10.57.04	Promissory Note (Variable Rate) of borrower dated February 28, 2007 in the principal amount	(33)
		of $8 million payable to Capmark Bank. (Exhibit 10.72.6)
	10.57.05	Loan Agreement between dated February 28, 2007 CP ’02 Pool, LLC, as lender, and registrant,	(33)
		as borrower. (Exhibit 10.72.4)
	10.57.06	Promissory note of registrant dated February 28, 2007 in the principal amount of $18 million	(33)
		payable to CP ’02 Pool, LLC. (Exhibit 10.72.7)
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and		(18)
	ESC –Silverdale,LLC, as lessee (1 Community). (Exhibit 10.76.1)
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities)
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS	(17)
		Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc.,
		as purchaser, relating to the purchase of three assisted living communities. (Exhibit 10.77.4)
	10.59.02	Loan Assumption Agreement dated December 31, 2003 among LaSalle National Bank as	(17)
		Trustee for GMAC Commercial Mortgage Pass-Through Certificates, Series 1998-C2, as
		lender, ALS Financing, Inc, as borrower, Emeritus Properties XVI, Inc., as purchaser, Altera
		Healthcare Corporation, and Emeritus Corporation, as new indemnitor, relating to
		assumption of loan for $25 million. (Exhibit 10.77.1)
	10.59.03	Letter Agreement Regarding Loan Agreement dated December 31, 2003 between LaSalle	(17)
		National Bank as Trustee for GMAC Commercial Mortgage Pass-Through Certificates,
		Series 1998-C2, as lender, Emeritus Properties XVI, Inc., as new borrower, and registrant as
		guarantor. (Exhibit 10.77.2)
	10.59.04	Unconditional Guaranty of Payment and Performance dated December 31, 2003 between	(17)
		registrant, as guarantor, and LaSalle National Bank as Trustee for GMAC Commercial
		Mortgage Pass-Through Certificates, Series 1998-C2, as lender. (Exhibit 10.77.5)
10.6	Documents Relating to Leases with Nationwide Health Properties, Inc. (23 Communities).
	10.60.01	Master Lease Agreement dated March 31, 2004 between NHP Senior Housing, Inc., as	(19)
		landlord, and registrant, collectively as tenant, relating to three assisted living communities.
		(Exhibit 10.79.3)
	10.60.02	Master Lease Agreement dated March 31, 2004 between Nationwide Health Properties, Inc,	(19)

Exhibit
Number	Description	Footnote
		and various of its subsidiaries, collectively as landlord, and registrant and various of its
		subsidiaries, collectively as tenant, relating to 14 assisted living communities.
		(Exhibit 10.79.4)
	10.60.03	First Amendment to Master Lease dated May 28, 2004 Nationwide Health Properties, Inc,	(20)
		and various of its subsidiaries, collectively as landlord, and registrant and ESC IV, LP,
		collectively as tenant, relating to one assisted living community. (Exhibit 10.79.7)
	10.60.04	Second Amendment to Master Lease dated October 1, 2004 Nationwide Health Properties,	(22)
		Inc, and various of its subsidiaries, collectively as landlord, and registrant and ESC IV, LP,
		collectively as tenant, relating to one assisted living community. (Exhibit 10.79.8)
	10.60.05	Lease dated October 1, 2004 between NHP Joliet, Inc., as landlord, and registrant, as tenant,	(22)
		relating to one assisted living community. (Exhibit 10.79.9)
	10.60.06	Lease dated March 1, 2005 between QR Lubbock Texas Properties, LP, as landlord, and ESC	(26)
		IV, LP, as tenant, relating to one assisted living community; together with Guaranty of Lease
		dated March 1, 2005 by registrant in favor of landlord. (Exhibit 10.79.10)
	10.60.07	Lease dated February 25, 2005 between BIP Sub I, Inc., as landlord, and registrant, as tenant,	(26)
		relating to one assisted living community. (Exhibit 10.79.12)
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and	(21)
		related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living
		communities. (Exhibit 10.83.1)
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty	(21)
		in favor of Health Care REIT, Inc. and related entities. (Exhibit 10.83.2)
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash	(21)
		flow sharing. (Exhibit 10.83.3)
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC,	(26)
		as lessor, and registrant, as lessee, relating to one assisted living community.
		(Exhibit 10.83.6)
	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as	(28)
		lessor, and registrant, as lessee, relating to one assisted living community. (Exhibit 10.83.7)
	10.61.06	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(42)
		Corporation, Purchase of Pavilion at Crossing Point, Orlando FL
	10.61.07	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(42)
		Corporation, Purchase of Springtree, Sunrise, FL
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation. (4 Communities)
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser,	(29)
		and three entities, as sellers. (Exhibits 10.86.1, 10.86.2 and 10.86.3)
	10.62.02	Loan Agreement dated December 1, 2005 between Emeritus Properties-Arkansas, LLC, as	(29)
		borrower, and General Electric Capital Corporation and other financial institutions,
		collectively as lender, relating to three assisted living communities in Arkansas.
		(Exhibit 10.68.4)
	10.62.03	Promissory Note dated December 1, 2005 in the principal amount of $15,930,000 by Emeritus	(29)
		Properties-Arkansas, LLC payable to General Electric Capital Corporation individually and
		as agent for other financial institutions. (Exhibit 10.86.5)
	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC,	(32)
		as seller, and ESC-Arbor Place, LLC, as purchaser. (Exhibit 10.87.2)

Exhibit
Number	Description	Footnote
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and	(31)
		General Electric Capital Corporation and other financial institutions, collectively as lender,
		relating to one assisted living community. (Exhibit 10.87.1)
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of	(40)
		$8,000,000 payable to General Electric Capital Corporation.
10.63	Documents Relating to Joint Venture with Blackstone Group (22 Communities).
	10.63.01	Amended and Restated Limited Liability Company Agreement of BREA Emeritus, LLC dated	(33)
		December 1, 2006 between registrant and BREA 806 LLC. (Exhibit 10.100.1)
	10.63.02	Purchase and Sale Agreement dated October 2006 between PITA General Corporation, AHC	(33)
		Tenant, Inc. and related entities, collectively as seller, and BREA Emeritus, LLC, as buyer.
		(Exhibit 10.100.2)
	10.63.03	Amended and Restated Credit Agreement dated December 11, 2006 among BREA Emeritus,	(33)
		LLC and related entities, collectively as borrowers, various financial institutions named
		therein, collectively as lenders, and General Electric Capital Corporation and related entities,
		as agents for the financial institutions. (Exhibit 10.100.3)
	10.63.04	Representative Management Agreement dated December 1, 2006 among entities related to	(33)
		BREA Emeritus, LLC, as owner and licensee, and registrant, as manager. (Exhibit 10.100.4)
10.64	Documents Relating to the Purchase of Communities from Healthcare Realty Trust, Inc.
	(12 Communities).
	10.64.01	Agreement of Sale and Purchase dated March 7, 2007 between Healthcare Realty Trust, Inc.	(34)
		and related entities, as sellers, and a subsidiary of registrant. (Exhibit 10.12.1)
	10.64.02	Loan Agreement dated March 15, 2007 between subsidiary entities of registrant, as	(34)
		borrowers, and Capmark Bank, as lender, relating to a loan of $88 million. (Exhibit 10.12.2)
	10.64.03	Promissory Note dated March 15, 2007 in the principal amount of $88 million payable to	(34)
		Capmark Bank. (Exhibit 10.12.4)
	10.64.04	Loan Agreement dated March 15, 2007 between subsidiary entities of registrant, as	(34)
		borrowers, and Capmark Bank, as lender, relating to a loan of $13.6 million. (Exhibit 10.12.3)
	10.64.05	Promissory Note dated March 15, 2007 in the principal amount of $13.6 million payable to	(34)
		Capmark Bank. (Exhibit 10.12.5)
	10.64.06	Assignment and Assumption of Loan and Loan Documents dated March 15, 2007 between	(34)
		Healthcare Realty Trust Inc. and Columbia Pacific Opportunity Fund, LP. (Exhibit 10.12.6)
	10.64.07	Loan Agreement dated June 30, 2005 between registrant and Healthcare Realty Trust, Inc.	(27)
		(Exhibit 10.85.1)
	10.64.08	Promissory Note of registrant dated June 30, 2005 in the principal amount of $10.8 million	(27)
		payable to Healthcare Realty Trust, Inc. (Exhibit 10.85.2)
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc.
	(9 Communities).
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between	(34)
		Health Care Properties Investors Trust, as seller, and registrant, as buyer. (Exhibit 10.14.1)
	10.65.2	Loan Agreement dated March 26, 2007 between certain subsidiaries of registrant, as	(34)
		borrowers, and Capmark Bank, as lender. (Exhibit 10.14.2)
	10.65.3	Promissory Note of Emeri-Sky dated March 26, 2007 in the principal amount of $13.12 million	(34)
		payable to Capmark Bank. (Exhibit 10.14.3)
	10.65.4	Promissory Note of Emeriville SC LLC dated March 26, 2007 in the principal amount of $6	(34)
		million payable to Capmark Bank. (Exhibit 10.14.4)

Exhibit
Number	Description	Footnote
	10.65.5	Promissory Note of Emeripark SC LLC dated March 26, 2007 in the principal amount of $4.48	(34)
		million payable to Capmark Bank. (Exhibit 10.14.5)
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number
	Four , LLC (9 Communties)
	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number	(41)
		One thru Number Four , LLC, and Emeritus Corporation.
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement	(45)
		dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage
		Capital, Inc. Agreement represents an example of three communities agreements
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse,	(45)
		LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of
		three communities agreements
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement	(45)
		dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc.
		Agreement represents an example of three communities agreements
	10.66.05	Fannie Mae Multifamily Mortagage, Assignment of Rents & Security Agreement dated	(45)
		August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc.
		represents an example of three communities agreements
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC,	(45)
		and Red Mortgage Capital, Inc. Agreement represents an example of six communities
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	(40 Communities)
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust,	(42)
		Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of
		Florida, LLC, and Emeritus Corporation
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between	(45)
		HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding
		LP and Emeritus Corporation
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(45)
		Corporation as Buyer (Boise, ID)
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(45)
		Corporation as Buyer (Cedar Rapids)
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(45)
		Corporation as Buyer (Escondido Ca, Puyallup, WA)
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings	(45)
		(EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown,
		Lewiston, & Stockton)
	10.67.07	Purchase and Sale Agreement dated July 31, 2007 by and between HCP AL of Florida, LLC. and	(45)
		Emeritus Corporation as Buyer (Venice, Lakeland & New Port Richey)
	10.67.08	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(45)
		Corporation as Buyer (Phoenix)
	10.67.09	Loan Agreement dated August 15, 2007 by and among the 4 Delaware LLC or LP and Capmark	(45)
		Bank. (Everett, Phoenix, San Antonio, Walla Walla), Loan 1
	10.67.10	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $26.2	(45)
		million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San Antonio AO LP,

Exhibit
Number	Description	Footnote
		and Walla Walla)
	10.67.11	Loan Agreement dated August 15, 2007 by and among the 8 Delaware LLC or LP and Capmark	(45)
		Bank. (New Port Richey, Venice, Dover, Altomonte, Stockton, Cambria, El Paso, Dallas), Loan 2
	10.67.12	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $49.8	(45)
		million payable to Capmark Bank, (Emerichip New Port Richey, Venice, Dover, Altomonte,
		Stockton, Cambria, El Paso, Dallas and Walla Walla)
	10.67.13	Fannie Mae Multifamily Mortagage, Assignment of Rents & Security Agreement dated	(45)
		August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates)
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between	(45)
		Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates)
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc. (3 Communities)
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise,	(45)
		subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal	(45)
		amount of $19.6 million payable to General Electric Capital Corporation
10.69	Documents Relating to the Credit Agreement with Wells Fargo Bank, National Association
	10.69.01	Credit Agreement dated January 17, 2008 and entered into effective February 8, 2008 by and	(47)
		between Emeritus Corporation and Wells Fargo Bank, National Association
	10.69.02	Revolving Line of Credit Promissory Note dated January 17, 2008 and entered into effective	(47)
		February 8, 2008 in the principal amount of $25 million payable to Wells Fargo Bank, National
		Association
10.7	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(23 communities)
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties,	(48)
		Inc. (NHP) and its affiliated signatories and Emeritus Corporation

21.1	Subsidiaries of the registrant.
23.1	Consent of Independent registered public accounting firm.
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated March 17, 2008.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated March 17, 2008.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 17, 2008.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated March 17, 2008.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated March 17, 2008
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 17, 2008.

*	To be filed by amendment or as an exhibit to a filing with the Commission pursuant to the Exchange Act and incorporated herein by reference.
(1)	Filed as the indicated Exhibit to Registration Statement of Form S-1 declared effective on November 22, 1995 and incorporated herein by reference.

(2)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 29, 1996 and incorporated herein by reference.
(3)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 14, 1996 and incorporated herein by reference.
(4)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 1996 and incorporated herein by reference.
(5)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 31, 1997 and incorporated herein by reference.
(6)	Filed as the indicated Exhibit to Amendment No. 2 to Registration Statement on Form S-3 filed on August 14,
1997 and incorporated herein by reference.
(7)	Filed as the indicated Exhibit to Amendment No. 3 to Registration Statement on Form S-3 filed on October 29,
1997 and incorporated herein by reference.
(8)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 1997 and incorporated herein by reference.
(9)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 14, 1998 and incorporated herein by reference.
(10)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 15, 1999 and incorporated herein by reference.
(11)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2000 and incorporated herein by reference.
(12)	Filed as the indicated appendix to Definitive Proxy Statement filed on August 3, 2000 and incorporated herein by reference.
(13)	Filed as the indicated appendix to Definitive Proxy Statement filed on August 17, 2001 and incorporated herein by reference.
(14)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 8, 2002 and incorporated herein by reference.
(15)	Filed as the indicated Exhibit to Form 8-K filed on October 14, 2003 and incorporated herein by reference.
(16)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 7, 2003 and incorporated herein by reference.
(17)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2004 and incorporated herein by reference.
(18)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 30, 2004 and incorporated herein by reference.
(19)	Filed as the indicated Exhibit to Form 8-K filed on April 12, 2004 and incorporated herein by reference.
(20)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 13, 2004 and incorporated herein by reference.
(21)	Filed as the indicated Exhibit to Form 8-K filed on October 5, 2004 and incorporated herein by reference.
(22)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on January 27, 2005 and incorporated herein by reference.
(23)	Filed as the indicated Exhibit to Annual Report on Form 10-K/A filed on January 27, 2005 and incorporated herein by reference.
(24)	Filed as the indicated Exhibit to Form 8-K filed on March 9, 2005 and incorporated herein by reference.
(25)	Filed as the indicated appendix to Definitive Proxy Statement filed on May 2, 2005 and incorporated herein by reference.
(26)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 13, 2005 and incorporated herein by reference.
(27)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference.
(28)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(29)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.
(30)	Filed as the indicated exhibit to Definitive Proxy Statement filed on May 1, 2006 and incorporated herein by reference.
(31)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2006 and incorporated herein by reference.
(32)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference.
(33)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
(34)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 10, 2007.
(35)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2007 and incorporated herein by reference.
(36)	Filed as the indicated Exhibit to Registration Statement of Form S-3 filed April 2, 2007 and incorporated herein by reference.
(37)	Filed as the indicated Exhibit to Annual Report on Form 10-K/A filed on April 30, 2007 and incorporated herein by reference.
(38)	Filed as the indicated Exhibit to Form 8-K filed on June 1, 2007 and incorporated herein by reference.
(39)	Filed as the indicated Exhibit to Form 8-K filed on June 13, 2007 and incorporated herein by reference.
(40)	Filed as the indicated Exhibit to Registration Statement of Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference.
(41)	Filed as the indicated Exhibit to Form 8-K filed on June 14, 2007 and incorporated herein by reference.
(42)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(43)	Filed as the indicated appendix to Definitive Proxy Statement filed on July 25, 2007 and incorporated herein by reference.
(44)	Filed as the indicated Exhibit to Form 8-K filed on September 4, 2007 and incorporated herein by reference.
(45)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2007.
(46)	Filed as the indicated Exhibit to Registration Statement of Form S-3 filed December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 17, 2008
Emeritus Corporation
               (Registrant)

By:  /s/  Raymond R. Brandstrom
Name:  Raymond R. Brandstrom
Title:    ExecutiveVice President - Finance, Secretary,
               and Chief Financial Officer

Signature	Title	Date

/s/ Daniel R. Baty	Co-Chief Executive Officer and
Daniel R. Baty	Chairman of the Board

/s/ Granger Cobb	Co-Chief Executive Officer
Granger Cobb	President, and Director

/s/ Raymond R. Brandstrom	Executive Vice President - Finance, Secretary, and Chief Financial Officer
Raymond R. Brandstrom

/s/ Stanley L. Baty	Director
Stanley L. Baty

/s/ Bruce L Busby	Director
Bruce L. Busby

/s/ Charles P. Durkin, Jr.	Director
Charles P. Durkin, Jr.

/s/ Stuart Koenig	Director
Stuart Koenig

/s/ Robert E. Marks	Director
Robert E. Marks

/s/ David W. Niemiec	Director
David W. Niemiec

/s/ t. michael young	Director
t. michael young

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Emeritus Corporation

We have audited the consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note (1) Description of Business and Summary of Significant Accounting Policies, Stock-Based Compensation, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/KPMG LLP

Seattle, Washington
March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emeritus Corporation:

We have audited Emeritus Corporation’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's report on internal control over financial reporting” (Item 9A. (b)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria  established in Internal Control—Integrated Framework issued by COSO.

Emeritus Corporation acquired Summerville Senior Living, Inc. (Summerville) effective September 1, 2007, and management excluded from its assessment of the effectiveness of Emeritus Corporation’s internal control over financial reporting as of December 31, 2007, Summerville’s internal control over financial reporting associated with total assets of $415.0 million and total revenues of $95.4 million included in the consolidated financial statements of Emeritus Corporation as of and for the year ended December 31, 2007.  Our audit of internal control over financial reporting of Emeritus Corporation also excluded an evaluation of the internal control over financial reporting of Summerville.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 17, 2008

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	December 31,	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$67,710	$14,049
Short-term investments	2,453	1,883
Trade accounts receivable, net of allowance of $995 and $348	6,383	5,115
Other receivables	11,510	3,488
Tax, insurance and maintenance escrows	18,566	7,067
Prepaid workers' compensation	18,224	11,112
Other prepaid expenses	10,744	8,457
Total current assets	135,590	51,171
Long-term investments	4,749	7,504
Property and equipment	1,418,152	594,824
Construction in progress	12,694	6,468
Restricted deposits	19,808	12,601
Lease and contract acquisition costs	67,227	25,762
Goodwill	70,659	–
Other intangibles, net	142,774	–
Other assets, net	13,827	4,730
Total assets	$1,885,480	$703,060

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$22,613	$2,645
Current portion of capital lease and financing obligations	23,774	22,472
Current portion of convertible debentures	10,455	–
Trade accounts payable	7,844	6,718
Accrued employee compensation and benefits	35,815	21,012
Accrued interest	4,527	1,407
Accrued real estate taxes	7,715	6,225
Accrued professional and general liability	13,545	10,761
Accrued income taxes	5,377	233
Other accrued expenses	10,610	6,469
Deferred revenue	10,446	8,951
Unearned rental income	14,302	6,155
Total current liabilities	167,023	93,048
Long-term debt, less current portion	711,664	83,335
Capital lease and financing obligations, less current portion	497,039	586,174
Convertible debentures, less current portion	–	26,575
Deferred gain on sale of communities	21,259	23,795
Deferred rent	6,231	6,389
Other long-term liabilities	23,757	2,776
Total liabilities	1,426,973	822,092
Commitments and contingencies
Shareholders' Equity (Deficit):
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
39,030,597 and 18,165,986 shares at December 31, 2007, and December 31, 2006, respectively	4	2
Additional paid-in capital	714,258	87,980
Accumulated deficit	(255,755)	(207,014)
Total shareholders' equity (deficit)	458,507	(119,032)
Total liabilities and shareholders' equity (deficit)	$1,885,480	$703,060

See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Community revenue	$541,276	$419,978	$385,751
Management fees	4,363	1,887	1,981
Total operating revenues	545,639	421,865	387,732

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	345,952	272,812	257,078
Texas lawsuit settlement	–	(12,207)	–
General and administrative	48,935	38,078	30,843
Impairment loss on long-lived assets	4,764	–	–
Depreciation and amortization	80,639	50,478	46,277
Facility lease expense	52,269	44,545	41,465
Total operating expenses	532,559	393,706	375,663
Operating income from continuing operations	13,080	28,159	12,069

Other income (expense):
Interest income	5,023	2,893	1,507
Interest expense	(71,557)	(49,252)	(50,144)
Gain on sale of investment in Alterra Healthcare Corporation	–	–	55,441
Equity earnings (losses) in unconsolidated joint ventures	4,266	(993)	2,188
Other, net	1,259	1,581	2,796
Net other income (expense)	(61,009)	(45,771)	11,788

Income (loss) from continuing operations before income taxes	(47,929)	(17,612)	23,857
Benefit of (provision for) income taxes	(812)	3,044	(9,358)
Income (loss) from continuing operations	(48,741)	(14,568)	14,499
Loss from discontinued operations, net of tax benefit	–	(50)	(2,197)
Net income (loss)	(48,741)	(14,618)	12,302
Preferred stock dividends	–	–	(599)
Net income (loss) to common shareholders	$(48,741)	$(14,618)	$11,703

Basic income (loss) per common share:
Continuing operations	$(1.80)	$(0.82)	$1.02
Discontinued operations	–	–	(0.16)
	$(1.80)	$(0.82)	$0.86

Diluted income (loss) per common share:
Continuing operations	$(1.80)	$(0.82)	$0.81
Discontinued operations	–	–	(0.12)
	$(1.80)	$(0.82)	$0.69

Weighted average common shares outstanding:
Basic	27,152	17,774	13,625

Diluted	27,152	17,774	18,305

See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(48,741)	$(14,618)	$12,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,639	50,478	46,277
Amortization of above/below market rents	3,365	-	-
Amortization of deferred gain	(2,149)	(2,214)	(2,215)
Gain on refinancings and sale of properties, net	-	-	(1,364)
Impairment of long-lived assets and investments	4,764	829	4,262
Gain on sale of investment	-	-	(55,441)
Amortization of loan fees	1,818	251	406
Allowance for doubtful receivables	1,287	1,045	577
Equity investment losses/(gains) and distributions	3,079	993	(2,188)
Stock option compensation	4,744	2,780	-
Change in fair value of interest rate swap	725	-	-
Other	(127)	142	634
Changes in operating assets and liabilities, net of Summerville acquisition:
Trade accounts receivable	(1,489)	(1,556)	(1,127)
Other receivables	(7,099)	(707)	(97)
Prepaid workers' compensation	(3,220)	(3,570)	(3,193)
Other prepaid expenses	(3,946)	(2,154)	1,206
Other assets	3,956	171	-
Trade accounts payable	827	(352)	(1,987)
Accrued employee compensation and benefits	5,941	1,203	2,881
Accrued interest	2,735	(948)	808
Accrued income taxes	363	(4,416)	4,540
Other accrued expenses and current liabilities	(4,689)	(15,987)	3,305
Deferred revenue	1,495	808	1,627
Deferred rent	3,754	893	925
Security deposits and other long-term liabilities	(674)	309	34
Tax benefit from stock option deduction	-	(3,186)	-
Net cash provided by operating activities	47,358	10,194	12,173

Cash flows from investing activities:
Acquisition of property and equipment	(801,016)	(23,664)	(9,341)
Acquisition of assets in lease transactions	-	-	(445)
Sale of property and equipment	-	-	647
Construction expenditures - leased properties	(1,848)	(3,795)	(1,897)
Lease acquisition costs	(1,298)	(2,800)	(2,171)
Payments from (advances to) affiliates and other managed communities, net	240	(607)	(207)
Payment for purchase of Summerville, net of acquired cash	(4,440)	-	-
Proceeds from sale of Alterra investment	-	-	62,346
Distributions from (investment in) affiliates	(309)	(6,864)	1,978
Collection of notes receivable	-	1,334	-
Net cash provided by (used in) investing activities	(808,671)	(36,396)	50,910

Cash flows from financing activities:
Proceeds from sale of stock	332,167	4,663	1,188
Decrease (increase) in restricted deposits	8,029	(2,941)	(2,018)
Debt issuance and other financing costs	(5,491)	(282)	(731)
Proceeds from long-term borrowings and financing obligations	655,593	8,861	32,226
Repayment of debentures	-	(5,375)	-
Repayment of long-term borrowings	(154,204)	(3,219)	(23,213)
Repayment of capital lease and financing obligations	(21,120)	(19,035)	(16,087)
Tax benefit of stock compensation	-	1,166	1,989
Payment of preferred dividend	-	-	(10,772)
Net cash provided by (used in) financing activities	814,974	(16,162)	(17,418)
Net increase (decrease) in cash and cash equivalents	53,661	(42,364)	45,665
Cash and cash equivalents at the beginning of the year	14,049	56,413	10,748
Cash and cash equivalents at the end of the year	$67,710	$14,049	$56,413
See accompanying notes to consolidated financial statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2007	2006	2005

Supplemental disclosure of cash flow information -
Cash paid for interest	$67,739	$50,200	$49,337
Cash paid for taxes	529	3,681	1,683

Non-cash financing and investing activities:
Capital and financing lease buyouts	126,565	-	-
Debt assumed in acquisition	122,393	-	-
Conversion of convertible debentures	16,120	50	-
Deferred rent	3,912	-	-
Capital and financing lease obligations	2,884	496	15,765
Write-off of lease acquisition costs of lease buyback	2,438	-	-
Change in deferred gains and losses	467	-	293
Summerville accrued transaction costs	243	-	-
Accrued and in-kind preferred stock dividends	-	-	599
Debt issued for acquisition of property and equipment	-	343	17,464
Reduction in property held for sale and related deposit	-	-	7,891
Long-term debt retirement, offset against related receivable	-	-	663
Adjustment to lease acquisition costs	-	179	223
Concorde capital lease early termination	-	-	2,498

Summerville acquisition:
Fair value of Summerville assets acquired	414,525	-	-
Cash paid for Summerville acquisition	4,901	-	-
Stock issued for Summerville	273,249	-	-
Liabilities assumed upon merger	136,375	-	-
 See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Preferred stock		Common stock		Additional		Total
	Number		Number		paid-in	Accumulated	shareholders'
	of shares	Amount	of shares	Amount	capital	deficit	equity (deficit)

Balances at December 31, 2004	36,242	$–	10,811,531	$1	$75,779	$(204,099)	$(128,319)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	–	–	18,091	–	315	–	315
Options exercised	–	–	291,576	–	873	–	873
Tax benefit of options exercised	–	–	–	–	1,989	–	1,989
Preferred stock dividends	728	–	–	–	366	(599)	(233)
Shares issued (redeemed) upon
conversion of preferred stock	(36,970)	–	5,365,746	1	(1)	–	–
Net income for the year ended
December 31, 2005	–	–	–	–	–	12,302	12,302
Balance at December 31, 2005	–	$–	16,486,944	$2	$79,321	$(192,396)	$(113,073)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	–	–	24,177	–	412	–	412
Options and warrants exercised	–	–	1,652,593	–	4,251	–	4,251
Tax benefit of options exercised	–	–	–	–	1,166	–	1,166
Stock option compensation expense	–	–	–	–	2,780	–	2,780
Convertible debentures converted	–	–	2,272	–	50	–	50
Net loss for the year ended
December 31, 2006	–	–	–	–	–	(14,618)	(14,618)
Balances at December 31, 2006	–	$–	18,165,986	$2	$87,980	$(207,014)	$(119,032)
Issuance of shares in secondary offering, net	–	–	11,300,800	1	328,616	–	328,617
Issuance of shares in Summerville merger	–	–	8,392,656	1	273,248	–	273,249
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	–	–	24,392	–	562	–	562
Options exercised	–	–	414,038	–	2,988	–	2,988
Stock option compensation expense	–	–	–	–	4,744	–	4,744
Convertible debentures converted, net of tax	–	–	732,725	–	16,120	–	16,120
Net loss for the year ended
December 31, 2007	–	–	–	–	–	(48,741)	(48,741)
Balances at December 31, 2007	–	$–	39,030,597	$4	$714,258	$(255,755)	$458,507

See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)           Description of Business and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider focused on operating residential style communities with operations throughout the United States.  These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of December 31, 2007, the Company owned 107 communities and leased 147 communities.  These 254 communities comprise the communities included in the consolidated financial statements.

The Company also provides management services to independent and related-party owners of assisted living communities.  At December 31, 2007 and 2006, the Company managed 33 and 32 communities, respectively.  Of the 33 communities managed, 23 are owned by joint ventures in which the Company has a financial interest.  Agreements typically provide for fees of from 5% to 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues.

Effective September 1, 2007, Emeritus completed a merger transaction with Summerville Senior Living, Inc. (Summerville), pursuant to which the Company acquired all of the outstanding stock of Summerville (see Note (5)).  Summerville operated 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia related services to senior citizens.  Financial results for periods subsequent to the merger include the combined operations of Emeritus and Summerville.

Emeritus has one reportable segment, which is assisted living and related services.

Summary of Significant Accounting Policies and Use of Estimates

The preparation of consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, and litigation.  Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Emeritus believes the following critical accounting policies are most significant with respect to the judgments and estimates used in the preparation of its consolidated financial statements.  Revisions in such estimates are reflected in income in the period in which the facts that give rise to the revision become known.

•
The Company is self-insured for professional liability claims and accrues losses based on actuarial estimates of the total aggregate liability for claims expected to occur within the current year, plus administrative expenses.  The Company makes periodic adjustments to its total liability for all open years of 2003 through 2007 if actuarial estimates suggest the liability exposure has changed.  In 2007, the Company reduced its liability related to prior years by $4.0 million based on changes in actuarial estimates; this amount was recorded as a reduction in community operating expense. Losses are covered through a self-insurance pool agreement, which includes 10 of the 33 managed communities on a unit of capacity basis.  If losses exceed the actuarial estimates, additional expense would be accrued at the time of such determination.  The Company deposits funds with an administrator based in part on a fixed schedule and in part as losses are actually paid.  The funds held by the administrator are recorded as a prepaid asset, which as of December 31, 2007 and 2006 was $1.6 million and $3.2 million, respectively.  The prepaid asset is reduced as claims are paid from the account.  During 2005, the Company acquired general liability commercial insurance with coverage continuing throughout 2006 and 2007.

•
For health insurance, Emeritus self-insures each participant up to a $150,000 per incident level, above which a catastrophic insurance policy covers any additional costs for certain participants.  Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred.  If these estimates are insufficient, additional charges may be required.

•
Workers' compensation insurance coverage applies for specific insurable states (excluding Texas, Washington, Ohio, and West Virginia) through a high deductible, collateralized insurance policy.  The policy premium is based upon standard rates applied to estimated annual payroll.  The Company contracts with an independent third-party administrator to administer the claims; and claim expenses are paid from the collateral account.  The sum of premiums and related costs, estimated administration costs, and actuarial based estimated losses is accrued each month based on actual payroll.  The cash collateral paid under the plan is carried as a prepaid asset on the balance sheet and is reduced as claims are paid from the account by the administrator.  As of December 31, 2007 and 2006, the deposit was $18.2 million and $11.1 million, respectively.  At policy expiration each year, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll.  The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement.  If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, then the excess cash collateral will be returned to the Company.  The Company contracts with an independent third-party to determine the actuarial estimates of ultimate losses for workers’ compensation under the collateralized policy.  In 2007, the Company increased its liability related to prior years by $345,000 based on changes in actuarial estimates; this amount was recorded as an increase in community operating expense.  Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement, which includes the managed communities, unless such communities are located in the specific states mentioned above.  Costs are allocated to each participant based on annual payroll.  For work-related injuries in Texas, the Company provides work-related injury benefits through a qualified state-sponsored plan.  Claim expenses are paid as incurred and estimated losses are accrued each month based on actual payroll.  An insurance policy is in place to cover liability losses in excess of a deductible amount.  The cost of this insurance is accrued monthly.  In the states of Washington, Ohio and West Virginia, the Company participates in the specific state plan and pays premiums to the state based on a rate determined by the state.

•
As of January 2006, Emeritus accounts for stock option awards to employees using the modified prospective application, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for, generally, all share-based payment transactions with employees.  The fair value-based method requires the Company to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life.

 Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption.  Before the adoption of SFAS No. 123R, the Company applied Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, to account for stock-based awards.  Under this method, no compensation expense was recorded provided the exercise price was equal to or greater than the quoted market price of the stock at the grant date.

•
Emeritus maintains allowances for doubtful accounts receivable for estimated losses resulting from the inability of its residents to make required payments.  If the financial condition of the residents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which as of December 31, 2007, reflects a net asset valuation of zero.  Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  However, in the event Emeritus were to determine that it would be more likely than not to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

•
Goodwill is tested for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values.  The annual test requires estimates and judgments by management to determine valuations for each reporting unit.  The Company performed the annual impairment test as of October 31, 2007, and concluded that no impairment charge was required.  Although management believes that its assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect the Company’s reported financial results.  Different assumptions related to future cash flows, operating margins, growth rates, and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet.

•
Long-lived assets, which include property and equipment, long-term investments, and intangible assets, are reviewed for impairment quarterly or annually, or whenever a change in condition occurs that indicates that the carrying amounts of assets may not be recoverable.  Such changes include changes in the Company’s business strategies and plans, changes in the quality or structure of the Company's relationships with its partners and deteriorating operating performance of individual communities.  The Company uses a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.  Such assessments are primarily based upon the sum of expected future net cash flows over the expected period the asset will be utilized, as well as market values and conditions.  The computation of expected future net cash flows can be complex and involves a number of subjective assumptions.  Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

For properties under capital lease arrangements, an asset is recorded at the inception of the lease based on the present value of the rent payments, including base rent, fixed annual increases, and any other fixed rent obligations payable over the lease term, which amount may not exceed the fair value of the underlying leased property, and a corresponding long-term liability is recorded.  Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease.  Typically, capital lease treatment results in greater depreciation and interest than actual lease payments paid in the early years of the leases and less depreciation and interest than actual rent paid in the later years of the leases.  Properties that are sold and leased back and for which the Company has continuing involvement are accounted for as financing arrangements, in which the property remains on the balance sheet and a financing obligation is recorded that is generally equal to the purchase price of the properties sold.  The impact on the statement of operations is similar to a capital lease.  Properties under operating leases are not included on the balance sheet and the actual rents paid are reflected in the statement of operations as facility lease expense.

•
The Company's accounting policy regarding contingent liabilities is to recognize obligations if they are probable and estimable based on management’s best estimate of the ultimate outcome.  If a legal judgment is rendered against the Company or a settlement offer is tendered, then the Company accrues the full amount of the judgment or the settlement offer.

•
The Company’s long-term investments consist of investments in joint ventures with equity interests ranging from 19.0% to 50.0%.  The Company accounts for these investments under the equity method of accounting.  In determining the accounting treatment for these investments, the Company considers various factors such as its ownership interest, its ability to influence decisions, its participating rights, and whether the joint venture is a variable interest entity, and if so, whether the Company is the primary beneficiary.  The Company reviews the recoverability of its investments at least quarterly, or whenever a change in condition occurs which indicates that the carrying amount of the asset may be impaired.

•
In the normal course of business, the Company uses derivative instruments to manage, or hedge, interest rate risk.  To determine the fair values of derivative instruments, management may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis are used to determine fair value.  All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

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

Revenue Recognition

Operating revenue consists of resident rental and services revenue (collectively “community revenue”), and management services revenue.  Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied.  Service fees paid by residents for assisted living and other related services are recognized in the period services are rendered.  Management fees are comprised of revenue from management contracts and are recognized in the month in which services are performed in accordance with the terms of the management contract.

The Company charges nonrefundable move-in fees at the time the resident occupies the unit.  Revenue for these fees is recorded as deferred revenue and recognized over the average period of resident occupancy, estimated at an average of 15 months starting in January 2005 and continuing through the year ended December 31, 2006 and adjusted to an average of 16 months for the year 2007.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market investments, commercial paper, triple-A rated government agency notes, and certificates of deposit with a maturity date at purchase of 90 days or less.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company’s estimate of the amount that ultimately will be realized in cash.  The allowance for doubtful accounts was $995,000 and $348,000 as of December 31, 2007 and 2006, respectively.  The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Approximately 11.0%, 12.9%, and 13.0% of the Company’s revenues for the year ended December 31, 2007, 2006, and 2005, respectively were derived from state Medicaid programs.  Billings for services under third-party payor programs are recorded net of contractual adjustments as determined by the Medicaid programs.  Any retroactive adjustments are accrued when assessed (without regard to when the assessment is paid or withheld), even if the Company has not agreed to or is appealing the assessment.  Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:  buildings and improvements, 12 to 50 years; furniture, equipment, and vehicles, three to seven years; capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.  In 2007, the Company changed its estimate of the maximum useful live of buildings from 40 years to 50 years and applied this new policy for all 2007 acquired properties.  This change in estimate did not have a material impact on the Company’s financial position or results of operations and is not expected to in future years.

Construction in Progress

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2007 and 2006, primarily represents new community construction and expansion of existing communities.

Investments

Short-term investment securities with a readily determinable fair value are classified as trading securities and are recorded at fair value.  They represent funds for the non-qualified deferred compensation plan.

Long-term investments consist of investments in joint ventures in which the Company has financial interests (Note (2)).  These investments are accounted for under the equity method of accounting.

Intangible Assets

In connection with the Summerville acquisition and certain other transactions, the Company acquired various definite-lived intangible assets, which consist of above/below market facility rents, in-place resident contracts, lease purchase options, lease and resident contract acquisition costs, trademarks, operating licenses, and deferred financing costs.  These assets are amortized over their estimated useful lives or the term of the related debt, contract or lease agreement.  For further information on intangible assets, see Note (6).

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

Deferred Gain on Sale of Communities

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

Leases and Debt with Escalator Clauses

Leases with rent holiday provisions and debt that contain fixed payment escalators are accounted for on a straight-line basis as if the lease payments or interest rates were fixed over the life of the lease or debt.

Certain leases contain payment escalators based on the increase in the Consumer Price Index (CPI) or other variable rate index.  To the extent there is a high level of certainty that the fixed rate increase under the lease will be met, lease payments are accounted for on a straight-line basis using the fixed rate.  If the change in CPI is less than the fixed rate, the difference is accounted for at the time the contingency is resolved.  This accounting treatment generally results in greater facility lease expense than the actual rent paid in the earlier years of the respective leases and less facility lease expense than the actual rent paid in the later years of the lease.  Deferred rent primarily represents the effects of straight-lining leases that contain fixed payment escalators.

Community Operations

Community operations expenses represent direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income.  For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change.

On October 1, 2007, Emeritus entered into an interest rate swap contract with a notional amount of $19.6 million that amortizes to $19.1 million at maturity on August 6, 2012.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate equal to the London Interbank Offered Rate (LIBOR) plus 150 basis points to a fixed rate of 6.345%, thus mitigating the impact of interest rate changes on future interest expense.  The Company did not designate the swap as a hedging instrument.  At December 31, 2007, the fair value of the swap, amounting to $725,000, was recorded in other long-term liabilities on the consolidated balance sheet.  For the year ended December 31, 2007, the change in the fair value of the swap was $725,000, which was recorded as a component of interest expense.

Changes in the fair value of the Company’s derivative instruments may increase or decrease its reported net income prospectively, depending on future levels of LIBOR interest rates and other variables, but will have no effect on cash flows.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which resulted in no compensation expense being recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (ESP Plan).  SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for, generally, all share-based payment transactions with employees.

In January 2006, the Company adopted SFAS No. 123R using the modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense, based on fair value, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption.

Before the adoption of SFAS No. 123R, the Company applied APB No. 25 to account for stock-based awards.  Under APB No. 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESP Plan.

The Company recorded stock-based compensation expense based on the fair value of stock options and shares issued under the ESP Plan of approximately $4.7 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

The following table details the effect on net income and net income per share had stock-based compensation expense been recorded in the year ended December 31, 2005, under SFAS No. 123R.

Year Ended December 31,
2005
(In thousands, except per share data )
Net income to common shareholders:
As reported	$11,703
Add: Stock-based employee compensation expense
included in reported net income	–
Deduct: Stock-based employee compensation, net of tax,
determined under fair value based method for all awards	(835)
Pro forma	$10,868

Net income per common share:

As reported – Basic	$0.86

Pro forma – Basic	$0.80

As reported – Diluted	$0.69

Pro forma – Diluted	$0.65

Stock-based compensation is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the vesting period).  The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one to four-year period.  Any unexercised options expire between seven and ten years.  The fair value of each grant is estimated as a single award and amortized on a straight–line basis into compensation expense over its vesting period.  During 2006, the Company granted options to purchase 479,500 shares of common stock from the 2006 Equity Incentive Plan (the 2006 Plan) and 45,000 shares were granted to non-employee directors from the Amended and Restated Option Plan for Non-Employee Directors (the Directors Plan).  During 2007, the Company granted options to purchase 1,075,000 shares of common stock from the 2006 Plan and 47,500 shares were granted to non-employee directors from the Directors Plan.

The following table summarizes the Company’s stock option activity for the year ended December 31:

	2007			2006			2005
		Weighted-	Aggregate		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value		Exercise	Value
	Shares	Price	$(000)	Shares	Price	$(000)	Shares	Price	$(000)
Outstanding at beginning of year	1,510,189	$9.09		1,349,715	$3.81		1,559,288	$3.06
Granted	1,122,500	$27.47		524,500	$18.81		97,500	$13.35
Exercised	(414,038)	$7.22	$(9,572)	(353,827)	$3.42	$(6,508)	(291,576)	$2.99	$(4,065)
Canceled	(52,076)	$17.72		(10,199)	$6.77		(15,497)	$3.45

Outstanding at December 31,	2,166,575	$18.76	$16,444	1,510,189	$9.09	$23,629	1,349,715	$3.81	$23,134
Options exercisable at December 31,	1,034,761	$10.19	$15,711	1,147,546	$5.99	$21,644	1,166,074	$3.50	$20,351
Weighted-average fair value of options granted in second quarter		N/A			$11.67			N/A
Weighted-average fair value of options granted		$13.34			$10.17			N/A

The total intrinsic value for stock options exercised was $9.6 million and $6.5 million for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, there was $12.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2006 Plan and Directors Plan.  That expense is expected to be recognized through 2011.  At December 31, 2007, the weighted average remaining contractual life for stock options outstanding and outstanding and exercisable was 6.11 years and 5.44 years, respectively.

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the ESP Plan was $3.5 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, there were 157,365 shares available for purchase under the ESP Plan, 1,618,160 shares available for grant under the 2006 Equity Incentive Plan, and 121,500 shares available for grant under the 1995 Stock Incentive Plan, which includes director stock options.

The Company estimates the fair value of its options using the Black-Scholes option pricing model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The Company groups its options into two main categories based on estimated life.  They are the employees and the Board of Directors.  The fair value of the stock options granted was estimated using a risk-free rate that is the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  The expected life of the stock options granted (five or seven years) was estimated using the historical exercise behavior of option holders.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which was estimated at 10.2% of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of options granted for the years ended December 31, 2007, 2006, and 2005, were estimated at the date of grant using the following weighted average assumptions:

For Employees and Key Executives
Years Ended December 31,
	2007	2006	2005

Expected life from vest date (in years)	5	5	4
Risk-free interest rate	3.23% - 4.26%	5.02%	3.74% - 3.96%
Volatility	45.8% - 48.9%	58.0%	64.0% - 74.6%
Dividend yield	-	-	-
Weighted average fair value (per share)	$13.13	$10.17	$7.84

For Directors
Years Ended December 31,
	2007	2006	2005

Expected life from vest date (in years)	7	5	4
Risk-free interest rate	4.38% - 4.41%	5.03%	3.85%
Volatility	70.5%	59.4%	65.3%
Dividend yield	-	-	-
Weighted average fair value (per share)	$18.28	$11.67	$6.83

During 2007, options for a total of 46,667 shares of common stock were modified for three employees who retired.  Of these options, 45,000 were modified when two officers of the Company retired, but were allowed to continue vesting in their grants awarded on July 25, 2006.  The Company recognized $372,000 of stock compensation expense due to this modification.  The remaining 1,667 options were modified to accelerate vesting, which resulted in an insignificant amount of additional compensation expense.

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on the first trading date at the beginning of the current calendar quarter, or the last trading date of the current quarter.  The Company issued 24,392 shares of common stock under the ESP Plan during the year ended December 31, 2007.  The purchase price of the shares ranged from $21.38 to $26.33 over the year, which equals 85% of the market price on the first or the last trading day of each quarter, whichever is less.

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during each year, which incorporates the 15% discount and an estimated value of the ability to select the lower of the stock price over a three-month period at the beginning or end of the respective quarter:

	Year Ended December 31,
	2007	2006	2005

Expected life from grant date (in months)	3	3	3
Risk-free interest rate	3.84%-4.93%	3.91%-4.91%	2.23%-3.44%
Volatility	17.2%-30.2%	13.5%-16.5%	12.8%-23.2%

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

	Year Ended December 31,
	2007	2006	2005
Convertible Debentures (1)	475	1,208	1,455
Options	2,167	1,510	–
	2,642	2,718	1,455

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006, and $16.1 million principal amount converted to common stock on March 8, 2007.

Dilutive potential common shares and adjustments to net income (loss) to common shareholders assuming the conversion of the convertible debentures into common stock are computed using the "if-converted” method.

The following table summarizes the computation of basic and diluted net income (loss) per common share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Basic:
Numerator for basic net income (loss) per share:
Net income (loss) to common shareholders	$(48,741)	$(14,618)	$11,703
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	27,152	17,774	13,625
Basic net income (loss) per share	$(1.80)	$(0.82)	$0.86

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) to common shareholders	$(48,741)	$(14,618)	$11,703
Assumed conversion of Series B Stock	–	–	957
	$(48,741)	$(14,618)	$12,660
Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	27,152	17,774	13,625
Assumed conversion of Series B Stock	–	–	2,683
Assumed exercise of options and warrants	–	–	1,997
	27,152	17,774	18,305
Diluted net income (loss) per share	$(1.80)	$(0.82)	$0.69

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders' equity (deficit), which under accounting principles generally accepted in the United States are excluded from results of operations.  Comprehensive income (loss) is the same as net income (loss) to common shareholders for the years ended December 31, 2007, 2006, and 2005.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R replaces the existing SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It also requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date.  The additional fair value measurements of SFAS No. 141R replace the cost-allocation process of SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period.  Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from the Statement) at fair value.  The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable.  The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings.  The effective date for SFAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on its consolidated financial statements, but it is not expected to be significant.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  The adoption of this statement did not have significant effect on the Company’s financial condition, results of operations, or cash flows.  If the unrecognized tax benefits were recognized, it would not have a material effect on the Company’s effective tax rate.  The Company recognizes interest and/or tax penalties related to income tax matters as a component of income tax expense.  The Company believes it has appropriate support for the income tax positions taken or to be taken on tax returns and that the accruals for tax liabilities are adequate for all open years based on an assessment of relevant factors, including past experience and interpretations of tax law applied to the facts of each matter.  The Company’s open years for federal tax returns are 2003 through 2007.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is evaluating the impact of adopting SFAS 157.  The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current period presentation.

(2)           Long-Term Investments

Long-term investments consist of the following (in thousands):

	December 31,
	2007	2006

Investment in Blackstone JV	$4,119	$6,058
Investment in Senior Med	-	1,446
Investment in Emeritus/Wegman	631	-
	$4,749	$7,504

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Property Group (Blackstone) that acquired 21 properties in December 2006.  Blackstone JV acquired three additional properties in 2007.  The portfolio consists of 23 assisted living and dementia care communities and one skilled nursing facility and includes 1,890 units.

The total initial capital contribution to the Blackstone JV by its members was approximately $37.7 million.  The Company’s initial contribution was $7.2 million, of which $6.2 million was paid in 2006 and $970,000 was paid in 2007.

The Company is the administrative member responsible for day-to-day operations.  Blackstone holds the remaining 81.0% interest in Blackstone JV and has final authority with respect to all major decisions of the joint venture, including final approval of operating and capital budgets.  The Company is prohibited from selling its Blackstone JV interest without Blackstone’s consent.  Pursuant to a management agreement with Blackstone JV, the Company manages 23 of the properties for a fee equal to 5.0% of gross revenues collected.  For 2007 and 2006, the management fee was approximately $2.9 million and $166,000, respectively.

The Company accounts for its investment in Blackstone JV under the equity method of accounting.  For the year ended December 31, 2007 and 2006, the Company recorded equity losses of approximately $2.9 million and $104,000, respectively.

Unaudited summarized financial information of Blackstone JV is as follows (in thousands):

	December 31, 2007	December 31, 2006
Balance Sheet:
Current assets	$9,575	$6,787
Property and equipment, net	182,741	161,898
Contract acquisition costs, net	1,284	4,871
Other assets, net	1,860	2,566
Total assets	$195,460	$176,122

Current liabilities	$8,289	$4,079
Long-term debt	165,494	140,158
Members' equity	21,677	31,885
Total liabilities and members' equity	$195,460	$176,122

Year Ended
December 31, 2007
Total operating revenues	$63,293
Operating income	11,115
Loss from operations before income taxes	(15,313)
Net loss (a)	$(15,313)

(a) Includes a $5.5 million noncash loss from change in fair value of derivatives

Blackstone JV had no significant operations in 2006.

Senior Med Transaction

In 2000, the Company purchased a 30% interest in Senior Healthcare Partners LLC (Senior Healthcare) for approximately $2.2 million.  Senior Healthcare provides pharmacy services to senior housing residents under the trade name “Senior Med.”  Through the subsequent issuance of a 5.0% equity share to a key Senior Healthcare employee, the Company’s equity interest was reduced to 28.5%.

In September 2005, Senior Healthcare sold two-thirds of its business to Walgreen Company for cash and assumption of liabilities.  Under the agreement Walgreen had an option to purchase the remaining one-third of the business at a fixed price through May 2007 and, thereafter, beginning in September 2008, Senior Healthcare had a put and Walgreen had a call option at a price based on a multiple of revenue, as defined in the agreement.  The agreement also includes a non-competition agreement, which prevents the Company from providing pharmacy services to the assisted living industry in the U.S. for 18 months after it ceases to hold any interest in the business of Senior Healthcare.  As a result of the transaction, the Company continued to hold a 9.5% indirect interest in the Senior Med business.  In April 2007, the Company received written notice from Walgreen that it had exercised its purchase option rights.  The transaction closed on May 31, 2007.  The Company received approximately $8.8 million in cash for its equity share of the business and recorded a gain of approximately $7.7 million.  The Company has no further ownership interest in Senior Med.

In addition to the gain on sale mentioned in the previous paragraph, the Company recorded additional equity losses of $328,000 in 2007, for a net equity gain of $7.3 million.  In 2006, the Company made $380,000 in additional contributions and recognized equity losses of $713,000.  In 2005, the Company received cash distributions of

$2.3 million and recognized equity earnings of $2.4 million primarily from the September 2005 Walgreen transaction.

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

In June 2005, the Company sold 50% of its interests in the joint venture to Fortress for $25 million.  In November 2005, the Company sold its remaining interest in the joint venture through a public offering of common stock of Brookdale Senior Living, Inc., which had acquired the joint venture.  As a result of these transactions, the Company received approximately $62.3 million in net proceeds and recognized gains of approximately $55.4 million in 2005.  The Company has no further ownership interest in Brookdale.

Emeritus/Wegman Joint Venture

In March, 2007, the Company entered into a 50% joint venture to develop, construct and operate an 81-unit assisted living and Alzheimer’s care community in Stowe, OH.  The Company anticipates an initial equity contribution of $1.0 million, of which approximately $631,000 was paid in 2007.  The joint venture had no operations during 2007.

(3)           Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2007	2006

Land and improvements	$95,243	$17,204
Buildings and improvements	1,418,213	677,547
Furniture and equipment	55,218	23,922
Vehicles	8,191	6,972
Leasehold improvements	20,907	21,098
	1,597,772	746,743
Less accumulated depreciation and amortization	179,620	151,919
	$1,418,152	$594,824

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (in thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2007	2006	2007	2006	2007	2006
Land and improvements	$2,012	$7,548	$-	$(33)	$2,012	$7,515
Buildings and improvements	590,153	625,514	(128,069)	(118,657)	462,084	506,857
Furniture and equipment	3,016	7,064	(2,639)	(6,483)	377	581
Vehicles	1,052	426	(321)	(176)	731	250
Leasehold improvements	-	219	-	(36)	-	183
	$596,233	$640,771	$(131,029)	$(125,385)	$465,204	$515,386

Depreciation and amortization for capital and financing leases was approximately $37.6 million, $39.6 million, and $39.3 million, for 2007, 2006, and 2005, respectively.

(4)           Restricted Deposits

Restricted deposits consist of funds required by various landlords and lenders to be placed on deposit as security for the Company’s performance under the lease or debt agreements and will generally be held until the lease termination or debt maturity date, or in some instances, may be released to the Company when the related communities meet certain debt coverage and/or cash flow coverage ratios.

(5)           Sales, Leases and Acquisitions, including Certain Related-Party Transactions

Summerville Acquisition

In August 2007, the Company’s shareholders approved the merger of the Company and Summerville pursuant to which the Company acquired all of the outstanding stock of Summerville.  Under the terms of the merger agreement, a total of 8,392,656 shares of the Company’s common stock were issued: (i) to Apollo Real Estate Investment Funds III and IV (the Apollo Funds), two real estate funds managed by Apollo Real Estate Advisors, in satisfaction of certain loans from such entities, (ii) to certain employees of Summerville, in satisfaction of certain incentive compensation arrangements, (iii) and to the stockholders of Summerville, including the Apollo Funds.  The transaction closed effective September 1, 2007.

Summerville was a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  Upon completion of the merger, Summerville became a wholly-owned subsidiary of the Company and retained the brand name in the operation of its communities.  Granger Cobb, President and CEO of Summerville, assumed the titles of President and Co-CEO of Emeritus.

Summerville Purchase Price

The purchase price of Summerville is as detailed in the table below.  The common stock issued in the transaction was valued at a price of $32.57 per share based on the average trading price over a five-day period, including two days before and two days after the public announcement of the merger on March 29, 2007.

	Dollar Value
	(in thousands)	Shares

Value of common stock issued	$273,249	8,392,656
Cash in lieu of common stock	2,905	107,344
Transaction costs	1,996	-
Total purchase price	$278,150	8,500,000

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

Based upon the consideration paid and assumptions regarding valuation of acquired assets and assumed liabilities, the purchase price allocation is as follows:

Allocation of Purchase Price
(in thousands)

Current assets	$17,871
Property and equipment, including capital leases	94,404
Other long-term assets (1)	21,933
Intangibles assets:
Below market facility rents	96,785
In-place resident contracts	63,851
Lease purchase options	45,022
Trademarks and operating licenses	4,000
Goodwill	70,659
Current liabilities (1)	(30,461)
Unearned revenue	(7,751)
Long-term debt	(24,516)
Other long-term liabilities	(792)
Above market facility rents	(15,886)
Capital lease obligations-facilities and equipment	(56,969)
Total purchase price	$278,150

(1)  Includes $4.5 million of estimated Federal, state, and local tax liabilities that are reimbursable under an indemnity agreement with the former shareholders of Summerville.  Any changes upon finalization of the taxes could result in a change to goodwill.

Depreciation and amortization

The depreciation or amortization period for the assets and liabilities identified above are as follows, using the straight-line method unless otherwise noted:

Property and Equipment:
Furniture and equipment	5 years.
Computer software and equipment	3 years.
Vehicles	1- 4 years based on age of specific vehicle.
Leasehold improvements	Lesser of remaining useful life or lease term.
Assets under capital leases	Remaining lease term.
Below market facility rents	Remaining lease term.
In-place resident contracts	Average length of stay for Summerville – 17 months.
Lease purchase options	No amortization, will be capitalized as part of acquisition
costs upon exercise of option.
Trademarks	12 years.
Operating licenses	12 years, the weighted average life of remaining lease terms.
Above market facility rents	Remaining lease term.
Capital lease obligations	Remaining lease term using effective interest method.

Pro Forma Statements of Operations (Unaudited)

The following table details the effect on net loss and net loss per share had the merger between the Company and Summerville occurred at the beginning of the period presented, (in thousands except per share amounts):

	Pro Forma Combined
	(unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Total operating revenues	$733,453	$643,623
Operating loss from continuing operations	$(27,163)	$(36,101)
Loss from operations before income taxes	$(91,231)	$(87,821)
Net loss	$(92,053)	$(85,488)
Basic and diluted loss per common share	$(2.80)	$(3.27)
Weighted average common shares outstanding: - basic and diluted	32,896	26,167

2007 HCPI Communities Purchased

In March 2007, the Company completed the purchase of seven communities consisting of 453 units located in South Carolina for approximately $28.9 million, including transaction costs.  Pursuant to the leases described below, the Company had operated these facilities as assisted living and dementia care communities for seniors.

The seven acquired properties were part of a master lease dated September 18, 2002, between Health Care Property Investors, Inc. (HCPI), and Emeritus.  As a result of this asset purchase transaction, the master lease was amended to remove the purchased communities from the master lease effective March 26, 2007.  The amendment also provided for the return of approximately $4.5 million in cash security deposits held by HCPI.  The cash security deposits were credited against the purchase price for the seven acquired properties.  This master lease was accounted for as an operating lease by the Company.

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

In August 2007, the Company completed the acquisition of the 41 communities from HCPI.  Emeritus leased 33 of these communities from HCPI under a master lease dated September 18, 2002, as amended.  The Company accounted for 23 of the 33 communities as operating leases and 10 as financing leases prior to the acquisition.  The annual base rent for the 33 Emeritus communities was approximately $25.0 million as of the closing date.  As a result of this transaction, the HCPI master lease was terminated.  Upon termination of the financing leases for the 10 communities, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $27.6 million to the cost basis of the purchased assets.  In addition, upon termination of the 23 operating leases, the cumulative straight-line lease accrual was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $1.6 million to the cost basis of the purchased assets.

Summerville continued to operate the eight communities under existing leases until the merger transaction was completed.  The annual base rent for the eight Summerville communities was approximately $4.7 million.

2007 HRT Communities Purchased

In March 2007, the Company purchased 12 communities consisting of 786 units located in five states for $100.2 million, including transaction costs.  The Company had leased four of these communities from Healthcare Realty Trust (HRT) since May 2002 and eight since May 2003.  The four leases had been accounted for as capital leases and the eight leases had been accounted for as operating leases by the Company.  As a result of this transaction, the HRT leases were terminated.  Upon termination of the four capital leases, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represented a $3.5 million reduction to the cost basis of the purchased assets.

At the time of closing, the Company had approximately $32.8 million in loans outstanding with HRT, of which $11.4 million was secured by the leases on the 12 communities described above.  Of the $11.4 million, $10.8 relates to the June 2005 Series B Stock transaction in which HRT loaned the Company such amount to enable it to pay the accumulated dividends due upon conversion of the Series B Stock (see Note (11)).  As part of the Company’s purchase of the 12 communities, the $10.8 million loan was acquired from HRT by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.  The $10.8 million loan was repaid in July 2007.

2007 Fretus Communities Purchased

In February 2007, the Company purchased 24 communities consisting of 1,651 units located in six states for $143.5 million, including transaction costs.  The Company had leased these communities from Fretus Investors LLC (Fretus) since October 2002.  All leases had been accounted for as operating leases.  As a result of this transaction, the Fretus lease was terminated.

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest.  Mr. Baty held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus.  In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to the Company, of which approximately $5.1 million was used to fund the balance of the purchase price and the balance was used for general business purposes.  The short-term debt was due in February 2009, accrued interest at 9.0% per annum, and was repaid in July 2007.

2007 HC REIT Purchase

In August 2007, the Company completed the acquisition of three Florida communities consisting of 431 units.  The purchase price was $25.0 million, including transaction costs.  The Company had leased these communities from Health Care REIT, Inc. and affiliates under two different master leases dated September 30, 2003, and September 30, 2004.  The leases have been accounted for as capital leases.  The annual base rent for the three communities was approximately $2.5 million as of the closing date.  As a result of this asset purchase transaction, the master leases were modified to remove the communities from these leases.  Upon termination of the capital lease for the three communities, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $3.2 million to the cost basis of the purchased assets.

2007 Wegman Purchase

In August 2007, the Company completed the acquisition of nine communities that the Company formerly leased, consisting of 711 units located in the State of New York, for an aggregate purchase price of $89.0 million including transaction costs.  Upon termination of the operating lease for the nine communities, the cumulative straight-line lease accrual was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $2.3 million to the cost basis of the purchased assets.

The allocation of the purchase price for the acquisitions discussed above was based in part on property appraisals.  Aggregate purchase cost allocations, related financings, and other balance sheet adjustments were as follows (in thousands):

	HCPI 7	HRT	Fretus
	Acquisition	Acquisition	Acquisition	Total
Land	1,584	8,352	22,796	32,732
Building	23,935	86,720	118,069	228,724
Equipment	3,375	1,651	2,697	7,723
Properties under capital leases, net	-	(17,304)	-	(17,304)	(a)
Restricted deposits	(4,543)	-	-	(4,543)	(b)
Loan fees	790	1,973	2,344	5,107	(c)
Long-term debt, net	23,600	101,000	158,000	282,600
Capital lease obligations	-	(20,818)	-	(20,818)	(a)
Other long-term liabilities	472	1,016	1,400	2,888	(c)

(a) Four HRT properties were accounted for as capital leases.  The termination of the leases created a $3.5 million gain, which was offset against the cost basis of the four properties acquired in this transaction.
(b) Restricted deposits held by HCPI were refunded and used to pay a portion of the purchase price.
(c) The Capmark Finance, Inc. (Capmark) loans require the payment of exit fees upon retirement or maturity of the debt.  These were recorded as loan fees with a corresponding long-term liability.

	HC REIT	HCPI 41	Wegman
	Acquisition	Acquisition	Acquisition	Total
Land	6,561	39,103	4,980	50,644
Building	15,231	422,641	79,972	517,844
Equipment	558	14,631	2,011	17,200
Properties under capital leases, net	(22,283)	(52,671)	-	(74,954)	(d)
Deferred rents	-	(1,615)	(2,297)	(3,912)	(f)
Facility below market rents	-	911	-	911
Deferred loss (gain) on sale	427	(894)	-	(467)	(f)
Restricted deposits	-	(3,493)	-	(3,493)	(e)
Loan fees	268	3,223	639	4,130
Unamortized lease acquisition costs	(387)	(1,983)	(148)	(2,518)	(g)
Long-term debt, net	19,504	302,916	67,760	390,180
Financing lease obligations	-	(80,266)	-	(80,266)	(d)
Capital lease obligations	(25,481)	-	-	(25,481)	(d)

(d) Three HC REIT and ten HCPI properties were accounted for as capital or financing leases.  The termination of the leases created a $30.8 million gain, which was offset against the cost basis of the properties acquired in these transactions.
(e) Restricted deposits held by HCPI were refunded and used to pay a portion of the purchase price.
(f) The deferred rents (straight-line rent accrual) and deferred gain on sale were offset against the purchase price of the properties acquired in these transactions.
(g) $2.3 million of the unamortized lease acquisition costs were included in the cost basis of the assets acquired, and the balance was written off.

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

2004 Lease Transaction

In April 2004, the Company completed the lease of 17 of a group of 23 communities, including nine stand-alone dementia care facilities, with four of the remaining six communities leased later in 2004 and the final two communities leased in 2005.  Of the communities, 13 were formerly owned by entities in which Mr. Baty had financial interests; of which 12 of these communities had been managed by the Company prior to the lease.  The nine stand-alone dementia care facilities were formerly owned by entities controlled by JEA Senior Living (JEA), an independent third party, although Mr. Baty had non-controlling financial interests in the entities.

The communities were acquired by a REIT and leased to the Company under a 15-year lease, with three five-year renewal options. The initial lease payment was approximately $16.1 million per year, with annual lease inflators based on the change in the CPI, not to exceed an annual ceiling.  This transaction also provided for an earn-out arrangement for payment to the JEA entities of up to $2.0 million based on improvements in the net operating income of the dementia care facilities during the three years following closing.

The Company also entered into a three-year agreement for JEA to manage the nine dementia care facilities.  The agreement provided for a management fee of 5% of revenues and a termination fee of $100,000 per year for the 10 years following termination of the agreement.

In September 2006, the Company entered into an agreement for the early termination of the management agreement and the earn-out arrangement.  The management agreement was terminated September 30, 2006, which was six months early.  In lieu of the 10-year termination fee, the Company paid JEA a lump sum of $594,000.  Based on performance of the communities, the Company paid the full $2.0 million earn-out payment in September 2006.

Other 2005-2007 Community Acquisitions

In December 2005, the Company purchased three communities located in Arkansas, with a capacity of 253 units, for a price of $17.8 million.

In July 2006, the Company purchased a 101-unit community it formerly managed for $11.0 million from an entity in which Mr. Baty had a 50% financial interest.

In July 2007, the Company entered into a long-term lease for an 89-unit assisted living community in Ohio.  The lease term is 12 years, expiring in July 2019, with one ten-year renewal option available.  The initial annual lease payment is approximately $1.1 million, with annual increases based on the greater of 3% or the change in CPI.

In December 2007, the Company purchased a 106-unit assisted living community located in Ohio for a price of $12.9 million.

(6)           Goodwill and Other Intangible Assets and Liabilities

Goodwill

The Company recorded goodwill and various other intangible assets in connection with the acquisition of Summerville on September 1, 2007, as described in Note (5).  The change in the carrying value of goodwill during fiscal 2007 is set forth below (in thousands):

Balance at December 31, 2006	$-
Summerville Acquisition (Note 5)	70,659

Balance at December 31, 2007	$70,659

Other Intangibles

The Company’s intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2007 (in thousands):

	Weighted
	Average		Gross
	Useful Life		Carrying	Accumulated	Net Book
	(in years)		Amount	Amortization	Value

Lease acquisition costs	14.7		$33,933	$(15,533)	$18,400
Resident contract acquisition costs	1.4		65,757	(16,930)	48,827
Below market facility rents	11.1		97,696	(3,834)	93,862
Above market facility rents
(included in other long-term liabilities)	11.6		(15,886)	469	(15,417)
Lease purchase options	8.9	(1)	45,022	-	45,022
Deferred financing costs
(included in other assets, net)	5.7		10,409	(2,208)	8,201
Trademarks and operating licenses	12.0		4,000	(110)	3,890

Total			$240,931	$(38,146)	$202,785

(1)  Amortization will begin upon the exercise of the lease purchase options.
The increase in intangible assets and liabilities in 2007 is due primarily to the Summerville Acquisition.

The Company’s intangible assets other than goodwill consisted of the following as of December 31, 2006 (in thousands):

	Weighted
	Average	Gross
	Useful Life	Carrying	Accumulated	Net Book
	(in years)	Amount	Amortization	Value

Lease acquisition costs	14.1	$38,370	$(13,232)	$25,138
Resident contract acquisition costs	1.3	1,906	(1,282)	624
Deferred financing costs
(included in other assets, net)	5.2	1,314	(474)	840

Total		$41,590	$(14,988)	$26,602

Aggregate amortization expense for intangibles other than goodwill amounted to $25.6 million in 2007, $4.3 million in 2006, and $2.7 million in 2005.  Above and below market rent amortization is a component of facility lease expense and amortization of deferred financing costs is a component of interest expense.

Estimated amortization expense for the five years subsequent to 2007 is as follows (in thousands):

2008	$59,627
2009	17,734
2010	12,344
2011	11,883
2012	9,944
Thereafter	91,253

Total	$202,785

(7)           Long-term Debt

Long-term debt consists of the following at December 31 (in thousands):
	2007	2006

Notes payable, interest at rates from 3.0% to 12.0%, payable monthly, due through January 2011 (1)	$8,569	$9,231
Notes payable, interest at 6.98%, payable monthly , due August 2008 (2)	20,185	20,866
Note payable, interest only at 10%, payable monthly, principal and interest due March 2008 (15)	21,426	21,426
Note payable, interest only at 10%, repaid in July 2007.	-	10,800
Notes payable, principal and interest at 6.95%, payable monthly, due November 2012 (3)	15,453	15,700
Notes payable, interest and principal at 7.23%, payable monthly due July 2013 (4)	7,843	7,957
Note payable, interest only at 6.55% through February 2009, principal and interest thereafter, payable monthly, due March 2012 (5)	132,000	-
Note payable, variable rate at 290 basis points over LIBOR, 8.125% at December 31, 2007, principal and interest payable monthly, due April 2010 (6)	23,600	-
Note payable, interest only at 6.52% through March 2010, principal and interest thereafter, payable monthly, due April 2012 (7)	88,000	-
Note payable, variable rate at 150 basis points over LIBOR, 6.725% at December 31, 2007, interest only payments through July 2010, principal and interest thereafter, payable monthly, due August 2012 (8)	19,504	-
Note payable, interest only at 6.305% through August 2010, principal and interest thereafter, payable monthly, due September 2017 (9)	226,916	-
Note payable, variable rate at 170 basis points over LIBOR, 7.0% at December 31, 2007, interest only payable monthly, due September 2009 (9)	26,200	-
Note payable, variable rate at 170 basis points over LIBOR, 7.0% at December 31, 2007, interest only payable monthly, due September 2009 (9)	49,800	-
Note payable, interest only at 6.185% through August 2009, principal and interest thereafter, payable monthly, due September 2014 (10)	67,760	-
Note payable, variable rate at 200 basis points over LIBOR, 7.75% at December 31, 2007, interest only, payable monthly, due July 2010 (11)	324	-
Note payable, interest only at 8.62%, payable monthly, due February 2018 (12)	12,865	-
Note payable, interest only at 12.17%, payable monthly , due January 2010 (13)	2,882	-
Note payable, variable rate at 225 basis points over LIBOR, 7.48% at December 31, 2007, interest only, payable monthly, due January 2010 (14)	10,950	-

Subtotal	734,277	85,980
Less current portion	22,613	2,645
Long-term debt, less current portion	$711,664	$83,335

(1)
Approximately $3.8 million of the balance represents unsecured non-interest bearing loans related to resident housing deposits that are refunded upon vacating the premises.  The remaining balance of $4.8 million includes vehicle and equipment loans of approximately $1.6 million and a mortgage of $3.2 million due January 2011.  The weighted average interest rate on these loans is approximately 10.8%.  The loans are secured by the assets subject to the loan.

(2)	Secured by five communities acquired in December 2003. The Company is currently in the process of refinancing this debt.
(3)	Secured by three Arkansas communities purchased in December 2005 and financed by GE Capital.

(4)	Mortgage financing provided by GECC; cross-collateralized with the Arkansas communities above.
(5)	Mortgage financing provided by Capmark for the purchase of 24 communities from Fretus in February 2007; 1.0% exit fee due upon retirement unless refinanced by Capmark.
(6)	Mortgage financing provided by Capmark for the purchase of seven communities from HCPI in March 2007; 2.0% exit fee due upon retirement unless refinanced by Capmark.
(7)	Mortgage financing provided by Capmark for the purchase of 12 communities from HRT in March 2007; 1.0% exit fee due upon retirement unless refinanced by Capmark.
(8)	Mortgage financing provided by GECC for the purchase of three communities from HC REIT in August 2007.
(9)	A combination of fixed and variable rate mortgage loans totaling $302.9 million were provided by Capmark for the purchase of 41 communities from HCPI in August 2007.
(10)	Mortgage financing provided by Red Mortgage Capital, Inc. for the purchase of nine communities from Philip Wegman affiliates in August 2007.
(11)	Represents a construction loan agreement entered into in February 2007 for the development of an Alzheimer’s community in Iowa; the loan commitment is for $7.4 million.
(12)	Represents a leasehold loan from HC REIT that was assumed in the Summerville Acquisition, the interest rate increases annually by 0.27%.
(13)	Represents a construction loan agreement entered into in December 2006 for the development of additional units in two existing communities; the loan commitment is for $8.1 million.
(14)
Secured by a newly constructed community in Ohio that was purchased in December 2007; an additional $1.5 million is available to fund startup costs, which has not been drawn as of December 31, 2007, and is not included in this total.

(15)	Effective March 3, 2008, this note was amended to extend the maturity date to March 3, 2009, and reduce the interest rate to 8.5%. See Note (20), “Subsequent Events.”

The Company’s loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; and (iii) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  As of December 31, 2007, the Company was in violation of one or more covenants in certain of its leases, but has obtained waivers from the owners such that it was deemed to be in compliance and thus, was not in default.  The waivers expire January 1, 2009.  Many of the Company’s debt instruments contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on its financial condition if such debts are cross-defaulted.

Principal maturities of long-term debt at December 31, 2007, are as follows (in thousands):

2008	$22,613
2009	101,542
2010	40,482
2011	15,071
2012	248,541
Thereafter	306,028
Total	$734,277

(8)           Convertible Debentures

In November 2005, the Company completed an offer to exchange its outstanding 6.25% Convertible Subordinated Debentures due 2006 for new 6.25% Convertible Subordinated Debentures due 2008.  In the exchange offer, $26.6 million of the $32.0 million principal amount of outstanding debentures were exchanged.  The remaining $5.4 million principal amount of outstanding debentures was paid at maturity in January 2006.  The terms of the existing debentures and the new debentures were substantially the same, except that the maturity of the new debentures was in July 2008 instead of January 2006, and the new debentures could not be redeemed at the Company’s election.  Interest on the new debentures is payable semiannually on January 1 and July 1 of each year.  The new debentures are unsecured and subordinated to all other indebtedness of the Company.  In February 2006, $50,000 of face value of the new debentures was converted into 2,272 shares of common stock.  The new debentures are convertible into common stock at the rate of $22.00 per share, which equated to 1,207,955 shares of common stock at December 31, 2006.

In February 2007, the Company offered to pay a cash incentive to debenture holders if they elected to convert their debentures into common stock by giving written notice on or before March 8, 2007.  The incentive payment was equal to the amount of interest that the holders would have received if the debentures were held to the maturity date of July 1, 2008.

Of the $26.6 million principal amount of debentures outstanding, holders of $16.1 million principal amount converted their debentures into 732,725 shares of common stock.  Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  In April 2007, the Company paid an incentive fee of $1.3 million in connection with this conversion, which amount would have been paid in three equal installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity.  The incentive payment was expensed in the first quarter of 2007.  The outstanding debentures of $10.5 million at December 31, 2007, can be converted into 475,227 shares of common stock based on the $22.00 per share conversion rate.

(9)           Income Taxes

The benefit of (provision for) income taxes for the years ended December 31, 2007, 2006, and 2005, is as follows (in thousands):
	2007	2006	2005

Federal	$–	$3,000	$(6,797)
State and local	(812)	44	(1,430)
Total current income tax (expense) benefit	(812)	3,044	(8,227)

Deferred-federal	-	-	-
Deferred- state and local	-	-	-
Total deferred income taxes	-	-	-
Total income tax (expense) benefit	$(812)	$3,044	$(8,227)

The Company has recorded a tax refund receivable of $3.2 million, which was included in other long-term assets in the consolidated balance sheet as of December 31, 2006.  In 2007, we applied for the tax refund and reclassified the tax refund receivable to other current receivables as of December 31, 2007.

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

The Company’s income tax (expense) benefit from continuing operations differs from the expected income tax (expense) benefit computed by applying the U.S. federal statutory rate of 34% to income (loss) from continuing operations before income taxes as follows (in thousands):

	2007	2006	2005

Income tax (expense) benefit at statutory rate	$16,296	$5,988	$(8,350)
State income tax, net of federal	1,979	446	(727)
Other differences	(1,439)	(741)	(879)
Stock option compensation not deductible for tax	-	(618)	-
Change in valuation allowance	(17,648)	(2,031)	598
Total income tax (expense) benefit	$(812)	$3,044	$(9,358)

As of December 31, 2007, the Company had federal net operating losses available to offset future taxable income, whose expiration dates approximated the following (in thousands):

NOL

2008	$192
From 2009 to 2012	57,123
$57,315

The net operating losses were acquired in business combinations.  Approximately $1.0 million of these acquired NOL carryforwards become recoverable in the future when the company for which they belong has taxable income separate from that of the consolidated group.

As of December 31, 2007, the Company had net operating losses for state tax purposes of approximately $60.0 million.

Deferred income tax assets and liabilities consist of the following (in thousands):

	2007	2006
Gross deferred tax liabilities:
Summerville intangibles	$(76,830)	$–
Lease expense	(78,326)	(61,449)
Prepaid workers' compensation and insurance	(89)	(345)
Depreciation and amortization	(1,602)	(2,346)
Total deferred tax liabilities	(156,847)	(64,140)

Gross deferred tax assets:
Net operating loss carryforwards	21,274	1,670
Fixed assets	17,907	-
Deferred gains on sale-leasebacks	9,569	8,914
Nonqualified deferred compensation plan	1,068	705
Unearned rental income and deferred move-in fees	12,120	6,791
Vacation accrual	2,678	1,382
Health insurance accrual	2,161	934
Insurance accrual	10,738	6,826
Interest expense	53,193	45,127
Incentive compensation accrual	507	-
Capital leases	48,390	41,192
Federal alternative minimum tax credit	1,777	1,777
Limited liability company interests	1,176	716
Texas Medicaid reserve	-	696
Other	1,716	487
Total deferred tax assets	184,274	117,217
Less valuation allowance for deferred tax assets	(27,427)	(53,077)
Deferred tax assets, net	156,847	64,140

Total deferred taxes	$–	$–

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the net deferred tax assets.  The valuation allowance for deferred tax assets decreased approximately $25.6 million for the year ended December 31, 2007, including the effects of Summerville’s net deferred tax liabilities.    At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

(10)           Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  The 401(k) plan allows the Company to make a discretionary match of 100% of the employee’s contribution to the plan, up to a maximum of 8.0% of contributed compensation.  Historically, the Company has made a discretionary match of contributions in amounts equal to 25% of the employee’s contribution to the plan, up to a maximum of 6.0% of contributed compensation.  Employees are always 100% vested in their own contributions and vest in the Company’s contributions over four years. The Company made contributions to the plan in the amount of $243,000 and $203,000 for the years ended December 31, 2006 and 2005, respectively and estimates a contribution of $370,000 for the year ended December 31, 2007. Such amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

Emeritus also maintains a nonqualified deferred compensation plan that allows certain employees, including the Company’s executive officers, to defer receipt of up to 25% of their salary into eight investment options, which are similar options to the Emeritus 401(k) plan.  The executive officers receive a mandatory employer contribution of up to 25% of their contributions that is immediately vested.  In addition, there is a discretionary employer match of up to an additional 75% of contribution that becomes nonforfeitable subject to a three-year vesting schedule or earlier upon the executive officer’s reaching normal retirement age, death, or a change in control.  The discretionary match, which is required to be approved by the Compensation Committee of the board of directors, totaled $103,000 and $156,000 for the years ended December 31, 2006 and 2005, respectively, and estimates a contribution of $141,000 for the year ended December 31, 2007.  Plan assets amounted to $2.5 million and $1.9 million at December 31, 2007 and 2006, respectively, and are included in short-term investments in the consolidated balance sheet with a corresponding balance in other long-term liabilities.

(11)            Shareholders’ Equity (Deficit)

Public Offering

In July 2007, the Company closed the public offering of 11,000,000 shares of common stock, of which 10,500,000 shares were sold by the Company and 500,000 shares were sold by certain selling shareholders.  The Company received net proceeds of approximately $305.4 million after issuance costs.

In July 2007, the Company received notice from the underwriters of the public offering that they had elected to exercise, in part, their over-allotment option.  As a result, the Company sold an additional 800,800 shares of common stock in the offering.  The exercise of the over-allotment option was closed on August 2, 2007, and the Company received net proceeds of $23.2 million after issuance costs.

Preferred Stock and Warrants

In June 2005, the Company entered into an agreement with Saratoga Partners IV, LP and its affiliates (Saratoga), the holder of the Company’s Series B Convertible Preferred Stock (the Series B Stock), for the conversion of the Series B Stock into common stock upon payment of all accrued and unpaid cash dividends in the amount of $10.8 million.  The Company borrowed $10.8 million from a REIT at 10% per annum for a term of three years in order to pay the accumulated cash dividends of the Series B Stock (Note (13)), resulting in an increase in interest expense of approximately $544,000, $1.1 million, and $536,000 for the years ended December 31, 2007, 2006, and

2005, respectively.  The note was paid off in July 2007.  Upon the payment of the dividends in June 2005, Saratoga converted all of the outstanding Series B Stock into 5,365,746 shares of common stock.  Preferred stock dividends of $957,000 were recorded for the three months ended March 31, 2005, consisting of cash dividends of $591,000 and in-kind dividends of $366,000.  For accounting purposes, the Company had accrued a dividend payable of $11.1 million, which included approximately $358,000 that represented a straight-line dividend accrual that was reversed upon closing of this stock transaction.  As part of the agreement, no dividends were required to be paid for the second quarter of 2005.  Thus, the net preferred dividends for the year ended December 31, 2005, amounted to $599,000.

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

1995 Stock Incentive Plan

The Company maintained the 1995 Plan, which combined the features of an incentive and non-qualified stock option plan, stock appreciation rights, and a stock award plan (including restricted stock).  This plan expired, as provided in the plan, upon the 10th anniversary date after the 1995 Plan's effective date of September 1995.  No new options can be granted to employees under the 1995 Plan, but, outstanding options will continue to vest and be exercisable.

Amended and Restated Stock Option Plan for Non Employee Directors

The Director Plan is a non-qualified stock option plan that has been in effect since 1995.  The Director Plan authorizes the issuance of up to 350,000 shares of common stock.  Each non-employee director automatically receives an option to purchase 2,500 shares of the Company’s common stock at the time of his or her initial election or appointment to the Board.  In addition, each non-employee director automatically receives an option to purchase 7,500 shares of the Company’s common stock immediately following each year's annual meeting of shareholders.  All options granted under the plan fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant and expire 10 years after the date of grant, with the exception of the option for 2,500 shares granted at the time of a director's initial election or appointment to the Board, which is vested immediately upon grant.  The exercise price for these options is the fair market value of the Company’s common stock on the grant date.  As of December 31, 2007, 121,500 options are still available to grant under the Director Plan.

2006 Equity Incentive Plan

In June 2006, the shareholders’ approved the 2006 Plan.  The 2006 Plan authorizes the issuance of up to 3,000,000 shares of common stock to employees, non-employee directors, consultants, advisors and independent contractors.  The 2006 Plan is a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward program for participants.  The plan allows for the granting of various types of awards, one of which is stock options that generally vest over a three- or four-year period.  Unless the terms of option grants specifically provide otherwise, any unexercised options expire no later than ten years from the date of the grant.  In July 2006, 479,500 stock options were granted under the 2006 Plan, of which one-third vest immediately, with the remainder vesting over the next two years.  These options will expire in seven years or in July 2013.  In September 2007, 535,000 stock options were granted which vest over four years and expire in seven years.  Also in September 2007, 500,000 stock options were granted to Granger Cobb, Co-CEO of Emeritus, upon his hire date.  One-fifth of these options vested immediately and the remainder will vest equally over the next four years.  These options will expire in seven years.  In November 2007, 40,000 stock options were granted which vest ratably over four years and expire in ten years.

The following is a summary of stock options outstanding at December 31, 2007:
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$1.60	-	$2.56	208,800	3.93	$2.10	208,800	3.93	$2.10
$2.56	-	$4.06	349,614	4.68	$3.49	349,614	4.68	$3.49
$4.06	-	$14.55	132,500	6.93	$11.16	132,500	6.93	$11.16
$14.55	-	$26.02	398,161	6.35	$19.71	241,347	6.45	$19.05
$26.02	-	$30.89	1,077,500	6.80	$27.53	102,500	6.84	$27.40
$1.60	-	$30.89	2,166,575	6.11	$18.76	1,034,761	5.44	$10.19

Employee Stock Purchase Plan

In July 1998, the Company adopted the ESP Plan to provide substantially all employees who have completed six months of service an opportunity to purchase shares of its common stock through payroll deductions, at a price equal to 85% of the fair market value.  A total of 400,000 shares are available for purchase under the ESP Plan.  The ESP Plan expires in May 2008.  In 2007, 2006, and 2005, employees purchased, net of open market repurchases;24,392, 24,177, and 18,091 common shares, respectively, through the ESP Plan, for an aggregate total of 242,635 common shares since inception of the ESP Plan.

(12)            Financial Instruments

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, short-term borrowings, accounts payable, convertible debentures, capital and financing lease obligations, and long-term debt.  The convertible debentures have a book value of $10.5 million and a fair value of $11.0 million at December 31, 2007.  The fair value of the Company’s other financial instruments at December 31, 2007, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value, with the exception of the following:  Capital and financing lease obligations had an estimated fair value of $582.4 million compared to a carrying value of $520.8 million at December 31, 2007.  Long-term debt had an estimated fair value of $525.2 million compared to a carrying value of $734.3 million at December 31, 2007.  The fair value of debt, lease obligations and convertible debentures was estimated using discounted cash flows based on the Company’s assumed incremental borrowing rate of 8.5% for unsecured borrowings and 6.00% for secured borrowings.  On October 1, 2007, Emeritus entered into an interest rate swap contract with a notional amount of $19.6 million that amortizes to $19.1 million at maturity on August 6, 2012.  At December 31, 2007, the fair value of the swap, amounting to $725,000, was recorded in other long-term liabilities on the consolidated balance sheet.

(13)            Related-Party Management Agreements

During 1995, the Company’s two most senior executive officers formed a New York general partnership (the “Partnership”) to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities.  The Partnership operates ten communities in New York.  The Company has agreements with the Partnership and the partners under which all of the Partnership’s profits have been assigned to the Company and the Company has indemnified the partners against losses.  As the Company has unilateral and perpetual control over the Partnership’s assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

Mr. Baty is a principal owner of Columbia-Pacific Group, Inc.  Columbia-Pacific and affiliated partnerships own assisted living communities, seven of which the Company manages under various agreements as of December 31, 2007.  The agreements have terms ranging from two to five years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues.  Management fee revenue earned under these agreements was approximately $1.0 million, $1.1 million, and $1.6 million in 2007, 2006, and 2005, respectively.

(14)           Leases

At December 31, 2007, the Company leased office space and 147 assisted living communities of which 71 are accounted for as operating leases and included in the minimum lease payment schedule below.  The office lease for 40,000 square feet expires in 2016.  The community leases, which are triple-net leases in which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance and the lessor receives a net rent, expire from 2011 to 2025 and contain various extension options, ranging from five to 15 years.

Minimum lease payments under noncancelable operating leases at December 31, 2007, are as follows (in thousands):

2008	$68,358
2009	69,525
2010	70,372
2011	71,647
2012	71,547
Thereafter	500,341
Total	$851,790

Facility lease expense under noncancelable operating leases was approximately $52.3 million, $44.5 million, and $41.5 million for 2007, 2006, and 2005, respectively, which included non-cash expense of approximately $7.1 million, $893,000, and $925,000, respectively, related to straight-line lease expense and amortization of above/below market rents recorded as part of the Summerville acquisition in 2007.  A number of operating leases, most of which were acquired by the Company in the 2007 HCPI transaction, provide for additional lease payments computed as a percentage of revenues of the community, which is not included in the table above.  Additional facility lease expense under these provisions was approximately $1.1 million, $1.4 million, and $1.1 million 2007, 2006, and 2005, respectively.  Another group of 24 communities, which were acquired by the Company in February 2007, were subject to additional lease payments computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold; these payments are not included in the table above and resulted in additional lease expense of $166,000, $766,000, and $385,000 in 2007, 2006, and 2005, respectively.

Facility lease expense under noncancelable operating leases with entities in which Mr. Baty has a financial interest was approximately $1.1 million, $6.9 million, and $6.1 million for 2007, 2006, and 2005, respectively.

Minimum lease payments under noncancelable capital leases and financing obligations consisting of 76 communities at December 31, 2007, are as follows (in thousands):

2008	$57,765
2009	59,106
2010	60,320
2011	61,794
2012	63,371
Thereafter	486,731
Subtotal	789,087
Less imputed interest at rates ranging between 3.0% and 9.5%	(268,274)
Capital lease and financing obligations	520,813
Less current portion	23,774
Capital lease and financing obligations, less current portion	$497,039

Facility interest expense under noncancelable capital leases and financing obligations was approximately $36.8 million, $41.3 million, and $42.0 million for 2007, 2006, and 2005, respectively.

Many of the Company's leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lessor.  Such cross-default provisions affect the majority of assisted living properties operated under leases.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such leases are cross-defaulted.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, the Company is required to maintain the leased properties in a reasonable and prudent manner.  For the year ended December 31, 2007, the Company was in violation of one or more covenants related to rent coverage ratio requirements in certain of the leases, but has obtained waivers from the owners such that it was deemed to be in compliance and thus, was not in default.  The waivers expire on January 1, 2009.

(15)           Commitments and Contingencies

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

The attorney general’s office originally sought $6.6 million related to the compliance issue, which equated to three times the total amount of all payments made to the Company by the State of Texas since the inception of its Medicaid contract, plus interest and attorney fees.  The Company took the position with the State that all services for which Medicaid lawfully paid it were provided to the program residents despite the absence of some of the kitchen items and therefore, recovery of the total of all payments made to the Company was unjustified.  As a result of continuing settlement discussions with the attorney general’s office, the Company settled the claim for approximately $1.9 million in August 2007.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a material effect on the Company’s results of operations or financial position.

(16)           Liquidity

As of December 31, 2007, the Company has a working capital deficit of $31.4 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $24.7 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for (i) convertible debentures of $10.5 million due July 1,

2008, which are convertible to common stock at the rate of $22 per share (Note (7)), and (ii) the current portion of debt maturities of $22.6 million due by December 31, 2008, of which the Company expects to refinance $20.2 million.

In 2007, 2006, and 2005, the Company reported net cash from operating activities in its consolidated statements of cash flows of $47.4 million, $10.2 million, and $12.2 million, respectively.  However, the cash flows have not always been sufficient to pay all of its long-term obligations and the Company has been dependent upon third-party financing or disposition of assets to fund operations.  The Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2002 and continuing through 2007, the Company refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2008 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations.  Many of the Company's debt instruments and leases contain "cross-default" provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  At December 31, 2007, the Company was in violation of one or more covenants related to rent coverage ratio requirements in certain leases, but obtained waivers from the owners such that the Company was not in default.  The waivers expire on January 1, 2009.

Management believes that the Company will be able to generate sufficient operating cash flows and will have adequate cash for all necessary operating, investing and financing activities including required debt service and capital expenditures for at least the next twelve months.

(17)                 Discontinued Operations

In November 2004, the Company sold a community located in Issaquah, Washington.  However, the sale was not recognized until the first quarter of 2005 due to continuing involvement in the community through that period.  In December 2005, the Company sold a community located in Las Vegas, Nevada.  All of these transactions qualify for discontinued operations treatment under SFAS No. 144 and the results of discontinued operations for both current and prior periods is reported as a separate line item in the consolidated statements of operations.

The following table shows the revenues and net loss for the discontinued operations (in thousands):

	Year Ened December 31,
	2006	2005
Total revenue:
Issaquah	$-	$-
Scottsdale	-	-
Las Vegas	-	1,361
Total	$-	$1,361

Net loss:
Issaquah	$1	$1,319
Scottsdale	(19)	3
Las Vegas	(32)	(4,650)
Federal and state income tax benefit of discontinued operations	-	1,131
Total	$(50)	$(2,197)

(18)           Impairment of Long-lived Assets and Long-Term Investments

In 2007, the Company determined that the carrying amount of three communities were not recoverable from expected undiscounted cash flows generated from the use of the assets and recorded an impairment loss of approximately $4.8 million.

In 2006, the Company determined that the carrying amount of an investment in an unconsolidated joint venture was not recoverable from expected undiscounted cash flows from the joint venture and recorded an impairment loss of $829,000.  The carrying value of the investment was reduced to zero as there are no anticipated proceeds expected from the joint venture.

In 2005, the Company determined that the carrying amount of a facility in Las Vegas, Nevada, was not recoverable from expected undiscounted cash flows generated from the use of the assets and recorded an impairment loss of approximately $4.2 million.  Effective December 2005, this property was sold and the related loss on sale and impairment were included in discontinued operations.

(19)           Quarterly Results (Unaudited)

	(In thousands, except per share data)
2007	Q1	Q2	Q3	Q4 (e)
Total operating revenue (a)	$110,377	$110,775	$138,060	$186,427
Income from operations	4,806	7,952	3,210	(2,888)
Other income and expense (b) (c)	(14,265)	(8,497)	(16,073)	(22,174)
Loss from continuing operations before income taxes	(9,459)	(545)	(12,863)	(25,062)
Benefit of (provision for) income taxes	(276)	(1,044)	1,290	(782)
Net loss	$(9,735)	$(1,589)	$(11,573)	$(25,844)

Basic and diluted loss per common share:	$(0.53)	$(0.08)	$(0.36)	$(0.66)

2006	Q1	Q2	Q3	Q4
Total operating revenue	$101,066	$103,673	$107,311	$109,815
Income from operations (d)	15,107	3,947	3,094	6,011
Other income and expense	(10,360)	(11,628)	(11,399)	(12,384)
Income (loss) from continuing operations before income taxes	4,747	(7,681)	(8,305)	(6,373)
Benefit of (provision for) income taxes	(10)	100	1,877	1,077
Income (loss) from continuing operations	4,737	(7,581)	(6,428)	(5,296)
Loss from discontinued operations	(10)	(34)	(6)	–
Net income (loss)	$4,727	$(7,615)	$(6,434)	$(5,296)

Basic income (loss) per common share:	$0.28	$(0.42)	$(0.36)	$(0.29)
Continuing operations	-	–	–	-
Discontinued operations	$0.28	$(0.42)	$(0.36)	$(0.29)

Diluted income (loss) per common share:	$0.25	$(0.42)	$(0.36)	$(0.29)
Continuing operations	-	–	–	-
Discontinued operations	$0.25	$(0.42)	$(0.36)	$(0.29)

The sum of quarterly per share data may not equal the per share total reported for the year.

(a) Revenue in the third and fourth quarters of 2007 includes revenue from the Summerville communities acquired in the merger on September 1, 2007.

(b) Other income and expense in the third quarter of 2007 includes a gain of $7.7 million from the sale of Senior Med. (See Note (2) "Long-Term Investments” ).

(c) Other income and expense in the fourth quarter of 2007 reflects increased interest expense due to debt assumed in the Summerville acquisition and the purchase of various communities the Company previously leased .

(d) Income from operations in the first quarter of 2006 includes a settlement accrual reversal of $12.2 million. (See Note (14) "Commitments and Contingencies” ).

(e) Income from operations for the fourth quarter of 2007 includes a $4.8 million impairment loss on long-lived assets.

(20)           Subsequent Events

2008 NHP Purchase

In February 2008, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Nationwide Health Properties, Inc. (“NHP”) to purchase 24 communities consisting of 1,672 units located in 13 states for a purchase price of $305.0 million, excluding transaction costs.  The Company has leased these communities from NHP (sixteen of the communities under a master lease since April 2004, and the remaining communities under various leases since 2004 through 2007) and operated the communities as assisted living and dementia care facilities.  The Company made a deposit of $3.1 million on this transaction.  The deposit is refundable to the Company if it elects to terminate the agreement during the 30-day due diligence period or the 45-day title due diligence period.  The properties are subject to approximately $56.2 million of mortgage debt which will be repaid at closing or assumed by the Company and deducted from the purchase price.  The Company expects to finance this transaction through mortgage debt of approximately $247.0 million (assuming the $56.2 million will be repaid by NHP at closing), a $30.0 million loan provided by NHP at the closing and the balance from available cash on hand.  The NHP loan will bear interest at an annual rate of 7.25% and be payable monthly on an interest-only basis for a term of not more than four years.  The Company has the option to prepay the loan at any time.  The Company’s and NHP’s respective obligations to consummate the transactions contemplated by the Purchase Agreement are subject to customary closing conditions.  The Company expects to incur a one-time charge of approximately $3.6 million related to prepayments penalties on the retirement of mortgage debt mentioned above and expects to close the transaction by the end of the second quarter of 2008.

Annual lease payments are approximately $18.3 million related to these 24 communities, which includes a newly constructed community opened in January 2008.  The Company accounts for these leases as capital leases and recorded interest expense of approximately $10.1 million for the year ended December 31, 2007.  Upon termination of the capital leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations will be recorded as an adjustment to the carrying amount of the purchased communities.  This reduction in the cost basis of the purchased assets is estimated to be approximately $19.6 million as of the closing date.

2008 Wells Fargo Credit Agreement

On February 8, 2008, the Company entered into a credit agreement with Wells Fargo Bank, National Association, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement includes a letter of credit feature that allows the Company to obtain letters of credit from the lender, provided that the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The line of credit matures on February 15, 2009.  Outstanding borrowings will bear interest at a variable rate of one half of one percent (0.5%) below Wells Fargo’s prime rate.  Interest is payable on a monthly basis.  The

Company may partially or wholly repay borrowings and reborrow provided that the total outstanding borrowings may not at any time exceed $25.0 million.  The Company is required to pay an unused commitment fee of a quarter percent per annum (0.25%) on the average daily unused amount of the line of credit.  The commitment fee is payable on a quarterly basis.  In addition, the Company is required to pay fees equal to one percent of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  The Company must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents, and/or publicly traded marketable securities.

The line of credit agreement contains a fixed charge coverage ratio covenant.  The agreement also contains customary affirmative and negative covenants, including, among other things, covenants regarding the delivery of financial statements, certificates and notice requirements, payment obligations (including taxes), preservation of existence, maintenance of properties and insurance policies, compliance with laws, keeping of records and use of proceeds, minimum liquidity, and limitations on incurring indebtedness.

The line of credit agreement contains certain events of default including, among other things, non-payment of principal, interest or fees, violation of covenants, invalidity of any loan document, material judgments, bankruptcy and insolvency events and change of control.  Upon an event of default, Wells Fargo may accelerate the loans and terminate lending.  In the event of default, interest on the outstanding amount of the indebtedness shall bear interest at a rate per annum equal to four percent (4%) in excess of the interest rate in effect at that time.

The Company intends to use the line of credit for general business purposes.

Amendment to Loan Agreement

Effective March 3, 2008, Emeritus and NHP amended their existing loan agreement related to the Company’s $21.4 million note due March 3, 2008.  The amendment extended the maturity date to March 3, 2009 and reduced the interest rate from 10.0% to 8.5% per annum.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Emeritus Corporation:

Under date of March 17, 2008, we reported on the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the annual report on Form 10-K for the year 2007.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Seattle, Washington
March 17, 2008

S-1

Schedule II

Emeritus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006, and 2005
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance	Charged
	at	to		Balance
	Beginning	Costs		at End
	of Year	and Expenses	Deductions	of Year

Description

Year ended December 31, 2007:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$348	$1,287	$(640)	$995

Year ended December 31, 2006:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$744	$1,045	$(1,441)	$348

Year ended December 31, 2005:
Valuation accounts deducted from assets:
Allowance for doubtful receivables	$841	$577	$(674)	$744

S-2