Form 10-Q
period 2008-03-31
EMERITUS CORP\WA\
filed 2008-05-09
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2008

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
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2008, there were 39,057,738 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. Financial Information

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	March 31,	December 31,
	2008	2007
Current Assets:	(unaudited)

Cash and cash equivalents	$90,230	$67,710
Short-term investments	2,001	2,453
Trade accounts receivable, net of allowance of $976 and $995	5,648	6,383
Other receivables	6,133	11,510
Tax, insurance and maintenance escrows	17,861	18,566
Prepaid workers' compensation	18,417	18,224
Other prepaid expenses	10,246	10,744
Property held for sale	12,864	–
Total current assets	163,400	135,590
Long-term investments	6,417	4,749
Property and equipment, net of accumulated depreciation of $198,066 and $179,620	1,394,193	1,418,152
Construction in progress	18,162	12,694
Restricted deposits	20,193	19,808
Lease and contract acquisition costs, net of amortization of $44,250 and $32,463	55,763	67,227
Goodwill	71,036	70,659
Other intangible assets, net of amortization of $6,904 and $3,944	139,814	142,774
Other assets, net	23,734	13,827
Total assets	$1,892,712	$1,885,480

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$24,067	$22,613
Current portion of capital lease and financing obligations	24,760	23,774
Current portion of convertible debentures	10,455	10,455
Trade accounts payable	6,808	7,844
Accrued employee compensation and benefits	36,067	35,815
Accrued interest	4,242	4,527
Accrued real estate taxes	5,752	7,715
Accrued professional and general liability	15,207	13,545
Accrued income taxes	5,014	5,377
Other accrued expenses	9,016	10,610
Deferred revenue	12,042	10,446
Unearned rental income	15,487	14,302
Total current liabilities	168,917	167,023
Long-term debt, less current portion	741,718	711,664
Capital lease and financing obligations, less current portion	495,165	497,039
Deferred gain on sale of communities	20,757	21,259
Deferred rent	8,669	6,231
Other long-term liabilities	23,015	23,757
Total liabilities	1,458,241	1,426,973
Commitments and contingencies
Shareholders' Equity (Deficit):
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
39,057,738 and 39,030,597 shares at March 31, 2008, and December 31, 2007, respectively	4	4
Additional paid-in capital	715,926	714,258
Accumulated other comprehensive income	264	–
Accumulated deficit	(281,723)	(255,755)
Total shareholders' equity	434,471	458,507
Total liabilities and shareholders' equity	$1,892,712	$1,885,480

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Community revenue	$185,330	$107,371
Management fees	1,159	877
Total operating revenues	186,489	108,248

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	121,557	68,441
General and administrative	14,611	10,114
Depreciation and amortization	31,020	14,376
Facility lease expense	22,316	10,298
Total operating expenses	189,504	103,229
Operating income (loss) from continuing operations	(3,015)	5,019

Other income (expense):
Interest income	855	591
Interest expense	(21,991)	(13,533)
Equity losses in unconsolidated joint ventures	(1,522)	(569)
Other, net	409	(677)
Net other expense	(22,249)	(14,188)

Loss from continuing operations before income taxes	(25,264)	(9,169)
Provision for income taxes	(210)	(276)
Loss from continuing operations	(25,474)	(9,445)
Loss from discontinued operations	(494)	(290)
Net loss	$(25,968)	$(9,735)

Basic and diluted loss per common share:
Continuing operations	$(0.66)	$(0.51)
Discontinued operations	(0.01)	(0.02)
	$(0.67)	$(0.53)

Weighted average common shares outstanding: - basic and diluted	39,036	18,374

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(25,968)	$(9,735)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	31,020	14,376
Amortization of above/below market rents	2,524	-
Amortization of deferred gain	(502)	(554)
Amortization of loan fees	511	137
Convertible debenture cost payable	-	1,329
Allowance for doubtful receivables	491	358
Equity investment losses and distributions	1,522	569
Stock option compensation	1,382	538
Change in fair value of interest rate swap	838	-
Other	256	339
Changes in operating assets and liabilities	8,180	(935)
Net cash provided by operating activities	20,254	6,422
Cash flows from investing activities:
Acquisition of property and equipment	(9,463)	(186,406)
Acquisition deposits	(5,030)	-
Lease and contract acquisition costs	(322)	-
Payments from (advances to) affiliates and other managed communities, net	(235)	464
Investment in affiliates/other	(2,925)	(1,433)
Net cash used in investing activities	(17,975)	(187,375)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	286	275
Decrease (increase) in restricted deposits	(385)	4,385
Debt issuance and other financing costs	(540)	(2,183)
Financing deposits	(4,938)	-
Proceeds from long-term borrowings and financings	31,794	283,676
Repayment of long-term borrowings and financings	(286)	(91,140)
Repayment of capital lease and financing obligations	(5,690)	(5,166)
Tax benefit of stock compensation	–	271
Net cash provided by financing activities	20,241	190,118
Net increase in cash and cash equivalents	22,520	9,165
Cash and cash equivalents at the beginning of the period	67,710	14,049
Cash and cash equivalents at the end of the period	$90,230	$23,214
Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$21,440	$13,233
Cash paid during the period for income taxes	600	24
Cash received during the period for income tax refunds	2,496	-
Non-cash financing and investing activities:
Capital and financing lease buyouts	-	20,818
Capital lease and financing obligations	4,802	23
Unrealized gain on investment in marketable equity securities	264	-
Conversion of convertible debentures	-	16,120
Debt assumed in acquisitions	-	90,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

1.	Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of March 31, 2008, the Company owned 107 communities and leased 149 communities.  These 256 communities comprise the communities included in the consolidated financial statements.

The Company also provides management services to independent and related-party owners of assisted living communities.  At March 31, 2008, the Company managed 33 communities, of which 23 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of from 5% to 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues.

Effective September 1, 2007, Emeritus completed a merger transaction with Summerville Senior Living, Inc. (Summerville), pursuant to which the Company acquired all of the outstanding stock of Summerville (see Note 4).  Summerville operated 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to senior citizens.  Financial results for periods subsequent to the merger include the combined operations of Emeritus and Summerville.

Emeritus has one reportable segment, which is assisted living and related services.

2.	Summary of Significant Accounting Policies and Use of Estimates

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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements.  Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the Company’s 2007 Form 10-K filed on March 17, 2008.

Effective September 1, 2007, the Company changed its estimate of the maximum useful life of buildings from 40 years to 50 years and applied this new policy for all 2007 acquired properties.  This change in estimate did not have a material impact on the periods presented herein.

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company’s management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of March 31, 2008 and for all periods presented.  The results of operations for the period ended March 31, 2008, are not necessarily indicative of the operating results that may be achieved for the full year ended December 31, 2008.  The Company presumes that those reading this interim financial information have read or have access to its 2007 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s 2007 Annual Report on Form 10-K filed on March 17, 2008.  Therefore, the Company has omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for the Company on January 1, 2009, and will have no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R replaces the existing SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It also requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date.  The additional fair value measurements of SFAS No. 141R replace the cost-allocation process of SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period.  Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS No. 141R is effective prospectively for Emeritus to business combinations for which the acquisition date is on or after January 1, 2009.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current period presentation.

3.	Stock-Based Compensation

The Company records compensation expense based on fair value for all awards, which is estimated using the Black-Scholes option pricing model.  The Company recorded stock-based compensation expense based on the fair value of stock options and shares issued under the Company's various equity incentive plans and the Employee Stock Purchase (ESP) Plan of approximately $1.4 million and $538,000 for the three months ended March 31, 2008 and 2007, respectively.

During the first quarter of 2008, the Company granted options to purchase 10,000 shares of common stock from the 2006 equity incentive plan (the 2006 Plan) and none from the non-employee director plan.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

	2008
		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(000)
Outstanding at beginning of year	2,166,575	$18.76
Granted	10,000	$21.35
Exercised	(17,781)	$8.90	$239
Canceled	(18,330)	$23.40

Outstanding at March 31, 2008	2,140,464	$18.82	$11,739
Options exercisable at March 31, 2008	1,016,980	$10.21	$11,499

Weighted-average fair value of options granted		$8.84

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the ESP Plan was $286,000 and $275,000 in the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, there were 148,005 shares available for purchase under the ESP Plan, 1,504,990 shares available for grant under the 2006 Plan, and 121,500 shares available for grant under the 1995 Stock Incentive Plan, which includes options available under the non-employee director plan.

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on (a) the first trading date of each calendar quarter or (b) the last trading date of each quarter.  The following table shows the number of shares of common stock issued under the ESP Plan and purchase price of these shares for the first quarter of 2008:

	2008
	Shares	Price

Quarter 1	9,360	$17.73

4.	Acquisitions and Other Significant Transactions

Summerville Acquisition

On September 1, 2007, the Company acquired all of the outstanding stock of Summerville through a merger of its wholly-owned subsidiary with Summerville.  Under the terms of the merger agreement, a total of 8,392,656 shares of the Company’s common stock were issued: (i) to Apollo Real Estate Investment Funds III and IV (the Apollo Funds), two real estate funds managed by Apollo Real Estate Advisors, in satisfaction of certain loans from such entities, (ii) to certain employees of Summerville, in satisfaction of certain incentive compensation arrangements, and (iii) to the stockholders of Summerville, including the Apollo Funds.  The total purchase price of Summerville was $278.2 million.

Summerville was a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  Upon completion of the Summerville acquisition, Summerville became a wholly owned subsidiary of Emeritus and retained the brand name in the operation of its communities.  Of the 81 communities operated by Summerville, 73 are leased from third parties and eight are owned by the Company.

2007 HCPI Communities Purchased

In March 2007, the Company completed the purchase of seven communities consisting of 453 units located in South Carolina for approximately $28.9 million, including transaction costs.  The Company had operated these facilities pursuant to a master lease dated September 18, 2002, between Health Care Property Investors, Inc. (HCPI), and Emeritus.  The Company accounted for this master lease as an operating lease.

In August 2007, Emeritus acquired 41 additional communities from HCPI, consisting of 3,732 units located in 17 states.  The aggregate purchase price was $504.9 million, including transaction costs.  Of the 41 communities, the Company leased 33 and Summerville leased eight of the communities pursuant to leases that were assigned to the Company when it purchased these communities.  Summerville continued to operate the eight communities under existing leases until Emeritus completed its acquisition of Summerville in September 2007, at which time the leases terminated.

2007 HRT Communities Purchased

In March 2007, the Company purchased 12 communities consisting of 786 units located in five states for $100.2 million, including transaction costs.  The Company had leased four of these communities from Healthcare Realty Trust (HRT) since May 2002 and eight since May 2003.  Four of the leased communities had been accounted for as capital leases and eight as operating leases by the Company.

2007 Fretus Communities Purchased

In February 2007, the Company purchased 24 communities consisting of 1,651 units located in six states for $143.5 million, including transaction costs.  The Company had leased these communities from Fretus Investors LLC (Fretus) since October 2002 and had accounted for them as operating leases.

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest.  Daniel R. Baty, the Company’s founder, chairman, Co-CEO and a significant shareholder, held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus.  In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to the Company, of which approximately $5.1 million was used to fund the balance of the purchase price and the balance was used for general business purposes.  The short-term debt was repaid in July 2007.

2007 HC REIT Purchase

In August 2007, the Company completed the acquisition of three Florida communities consisting of 431 units.  The purchase price was $25.0 million, including transaction costs.  The Company had leased these communities from Health Care REIT, Inc. and affiliates and accounted for them as capital leases.

2007 Wegman Purchase

In August 2007, the Company completed the acquisition of nine communities that the Company formerly leased, consisting of 711 units located in the State of New York, for an aggregate purchase price of $89.0 million including transaction costs.

Other 2007-2008 Community Acquisitions

In January 2008, the Company entered into a long-term lease for a newly constructed 38-unit Alzheimer’s community located in Joliet, IL.  The lease term was 11 years, expiring in March 2019.  This community is included in the NHP portfolio that the Company purchased in April 2008 as detailed in Note 12, and this lease was terminated in connection with such purchase.

In January 2008, the Company entered into a long-term lease for a 104-unit community located in Orangevale, CA.  The lease term is 15 years, expiring in January 2023, with two 10-year renewal options available.  The initial annual lease payment is approximately $901,000, with annual increases of 3.0%.

In December 2007, the Company purchased a 106-unit assisted living community located in Ohio for a price of $12.9 million.

In July 2007, the Company entered into a long-term lease for an 89-unit assisted living community in Ohio.  The lease term is 12 years, expiring in July 2019, with one ten-year renewal option available.  The initial annual lease payment is approximately $1.1 million, with annual increases based on the greater of 3% or the change in the Consumer Price Index (CPI).

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Estate Advisors that began operations in December 2006 and operates a portfolio of 24 properties as of March 31, 2008, 23 of which are managed by the Company.  The Company recorded equity losses of approximately $1.5 million and $395,000 for the three months ended March 31, 2008 and 2007, respectively.  The Company recorded management fee income of approximately $801,000 and $620,000 for the three months ended March 31, 2008 and 2007, respectively.

5.	Long-Term Debt

On April 2, 2008, the Company purchased the real estate underlying 24 communities that it leased from Nationwide Health Properties, Inc. (NHP) as described in Note 12, Subsequent Events.  In connection with this transaction, NHP provided unsecured financing of $30.0 million pursuant to a promissory note dated as of March 31, 2008, between NHP and the Company.  The NHP loan bears interest at an annual rate of 7.25% and is payable monthly on an interest-only basis for a term of not more than four years, at which time the entire principal amount and any accrued but unpaid interest is due and payable in full.  The Company has the option to prepay the NHP loan at any time upon not less than 180 days prior written notice.  The promissory note includes provisions whereby a default by the Company under its existing $21.4 million loan with NHP or its master lease agreement with NHP dated October 2, 2006, as amended, would constitute a default of this indebtedness.

On February 8, 2008, Emeritus entered into a credit agreement with Wells Fargo Bank, National Association, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows the Company to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  The line of credit matures on February 15, 2009.  Outstanding borrowings will bear interest at a variable rate of 0.5% below Wells Fargo’s prime rate, payable monthly.  The Company may partially or wholly repay borrowings and reborrow provided that the total outstanding borrowings may not at any time exceed $25.0 million.  Emeritus is required to pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, which is payable quarterly.  In addition, the Company is required to pay fees equal to 1.0% of every letter of credit issued as well as the negotiation fees on each letter.  The Company must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities.

The line of credit agreement contains a fixed charge coverage ratio covenant.  The agreement also contains customary affirmative and negative covenants and events of default.  Upon an event of default, Wells Fargo may accelerate the loans and terminate lending.  In the event of default, interest on the outstanding amount of the indebtedness shall bear interest at a rate per annum equal to 4.0% in excess of the interest rate in effect at that time.

The Company intends to use the line of credit for general business purposes.  There were no outstanding borrowings under this credit facility as of March 31, 2008.

Effective February 1, 2008, Emeritus entered into an interest rate swap contract that has a notional amount of $12.4 million and matures on January 1, 2010.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate equal to the London Interbank Offered Rate (LIBOR) plus 225 basis points to a fixed rate of

4.965%, thus mitigating the impact of interest rate changes on future interest expense.  The Company did not designate the swap as a hedging instrument.

6.	Stockholders’ Equity

Debenture Conversion

In February 2007, the Company offered to pay a cash incentive to debenture holders if they elected to convert their debentures into common stock by March 8, 2007.  The incentive payment was equal to the amount of interest that the holders would have received if the debentures were held to the maturity date of July 1, 2008.

Of the $26.6 million principal amount of debentures outstanding when the Company made the offer, holders of $16.1 million principal amount converted their debentures into 732,725 shares of common stock at the debentures’ stated conversion rate of $22.00 per share.  Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  On April 16, 2007, the Company paid the incentive fee of $1.3 million in connection with this conversion, which amount would have otherwise been paid in three installments on July 1, 2007, January 1, 2008, and July 1, 2008, if the debentures were held to maturity.  The incentive payment was expensed to “Other, net” in the condensed consolidated statement of operations in the first quarter of 2007.

At March 31, 2008, the Company had $10.5 million principal amount of debentures outstanding, which mature on July 1, 2008.

7.	Loss Per Share

The capital structure of Emeritus includes convertible debentures and stock options.  Basic loss per share is computed based on the weighted average shares outstanding and excludes any potential dilution.  Diluted loss per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares.  Options are included using the “treasury stock method” to the extent they are dilutive.  Certain shares issuable upon the exercise of stock options and conversion of convertible debentures have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

The following table summarizes those that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Convertible Debentures	475	475
Options	2,140	1,476
	2,615	1,951

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(25,968)	$(9,735)
Other comprehensive income:
Unrealized holding gains
on available-for-sale investment securities	264	–
Comprehensive loss	$(25,704)	$(9,735)

9.	Discontinued Operations

During the first quarter of 2008, the Company determined to discontinue operations at four of its communities and put the assets and businesses up for sale.  The Company decided to sell these communities primarily because they have incurred significant operating losses due to geographic location and local market conditions over a sustained period of time.  The expected disposal date is in the second quarter of 2008.  Financial statements for the three months ended March 31, 2007, have been restated to present the operations of these communities as discontinued operations.  In 2007, the Company determined that the carrying amounts of these communities were not recoverable from expected undiscounted cash flows generated from the use of the assets and recognized an aggregate loss of $4.8 million to write down the related carrying amounts of these properties to their estimated fair values.  The assets to be sold, which consist of property and equipment, are presented separately under the caption “Property held for sale” in the accompanying condensed consolidated balance sheet at March 31, 2008.

The following table shows the revenues and net loss for the discontinued operations (in thousands):

	Three Months Ended
	March 31, 2008
	2008	2007

Total revenue	$2,209	$2,130

Net loss	$494	$290

10.	Liquidity

As of March 31, 2008, the Company has a working capital deficit of $5.5 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $27.5 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for (i) convertible debentures of $10.5 million, which are due and payable on July 1, 2008, except to the extent converted prior to such date by the holders of the debentures (Note 6), (ii) the current portion of debt maturities of $24.1 million due by March 31, 2009, and (iii) long-term debt maturities of $114.9 million due after March 2009 but prior to March 31, 2010, which the Company plans to refinance prior to their due dates or pay them off at maturity.

The Company reported net cash from operating activities in its condensed consolidated statements of cash flows of $20.3 million and $6.4 million for the three months ended March 31, 2008 and 2007, respectively.  While the Company has reported positive cash flows from operating activities over the past three years, the cash flows have not always been sufficient to pay all of its long-term obligations and the Company has been dependent upon third-party financing or disposition of assets to fund operations.  The Company cannot guarantee that, if necessary in the future, such transactions will be readily available, or on terms attractive to the Company.

Since 2002, the Company has refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2008 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties, and as a result, any event of default could cause a material adverse effect on the Company's financial condition.  At March 31, 2008, the Company was in violation of one or more covenants related to rent coverage ratio requirements in certain leases, but has obtained waivers from the owners related to these covenant defaults.  The waivers expire on April 1, 2009.

Management believes that the Company will be able to generate sufficient operating cash flows and will have adequate cash for all necessary operating, investing, and financing activities including required debt service and capital expenditures for at least the next twelve months.

11.	Fair Value Disclosures

Investment securities available-for-sale. The carrying values of investment securities classified as available-for-sale are recorded at their fair values based on quoted market prices utilizing public information for the issuers (Note 8).

Derivative financial instruments.  The Company enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes.  The Company uses interest rate swaps to manage interest rate risk associated with floating rate debt.  As of March 31, 2008, the Company was party to two interest rate swaps with a total notional amount of $32.0 million.  The Company elected not to apply hedge accounting for these interest rate swaps even though they are economic hedges of the Company’s floating rate debt and the Company does not enter into derivatives for speculative purposes.  These derivative contracts have negative net fair values and are recorded in other long-term liabilities.

The table that follows summarizes the interest rate swap contracts outstanding at March 31, 2008 (in thousands):

	Notional	Effective	Expiration	Estimated
	Amount	Date	Date	Fair Value
Interest rate swap	$19,640	10/1/2007	8/6/2012	$(1,465)
Interest rate swap	12,405	2/1/2008	1/1/2010	(97)

As of January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	March 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Investment securities – available-for-sale	$3,190	$-	$-	$3,190
Liabilities
Derivative financial instruments	-	1,562	-	1,562

In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  For example, the Company’s investment in available-for-sale equity securities is valued based on the quoted market price for that security.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.  For example, the Company uses market interest rates and yield curves that are observable at commonly quoted intervals in the valuation of its interest rate swap contracts.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

At March 31, 2008, the Company believes that any unobservable inputs used to determine the fair value of its derivative financial instruments are not significant to the fair value measurement in its entirety, and therefore the Company does not consider its derivative financial instruments to be Level 3 liabilities.

For the three months ended March 31, 2008, interest expense includes an unrealized loss of $838,000, which represents the change in the fair value of the interest rate swaps.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include those associated with acquired businesses, including goodwill and other intangible assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.  During the three months ended March 31, 2008, there were no triggering events that suggested that the Company’s goodwill or other intangible assets were impaired.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, as of January 1, 2008, but has not made any fair value elections with respect to any of its eligible assets or liabilities as of March 31, 2008.

12.	Subsequent Events

2008 NHP Purchase

On February 6, 2008, the Company entered into a purchase and sale agreement with NHP to purchase 24 communities consisting of 1,672 units located in 13 states for a purchase price of $305.0 million, excluding transaction costs.  The Company leased these communities from NHP and operated the communities as assisted living and dementia care facilities.  On April 2, 2008, the Company closed on this transaction and financed it through mortgage debt of approximately $241.9 million originated by Capmark Finance, Inc. (Capmark) through a Fannie Mae credit facility with an interest rate of 5.9%, and seller-provided debt of $30.0 million with an interest rate of 7.25%.  In addition, the seller agreed to a 12-month extension on an existing $21.4 million note originally maturing in March 2008, including a reduction in the interest rate from 10.0% to 8.5%.  The Company also secured the ability to borrow up to an additional $8.1 million under this Fannie Mae credit facility based on portfolio performance.

This portfolio includes a memory loss community, which was financed separately with variable interest rate debt financing of $8.0 million provided by Capmark.  Interest is based on monthly LIBOR plus 265 basis points with a floor of 5.65%.  The interest rate as of the closing date was 5.65%.

Annual lease payments were approximately $18.9 million related to these 24 communities as of the closing date, including a newly constructed community opened in January 2008.  We accounted for these leases as capital leases.  Upon termination of the capital leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations will be recorded as an adjustment to the carrying amount of the purchased communities.  This reduction in the cost basis of the purchased assets will be approximately $19.6 million as of the closing date.

Fretus Mortgage Refinancing

On April 29, 2008, the Company refinanced the mortgage debt on 18 of its existing properties, which were purchased from Fretus Investors, LLC in February 2007.  See Note 4, Acquisitions and Other Significant Transactions-2007 Fretus Communities Purchased.  The original loan of $132.0 million bore interest at a fixed annual rate of 6.5475% and was secured by 24 properties. Of the $132.0 million principal balance outstanding, $112.0 million was paid down as part of this refinancing.  The original loan agreement was amended to provide that: (i) the remaining balance of $20.0 million is secured by five properties, with one property released from the security pool and (ii) the interest rate changed from a fixed rate of 6.5475% to a variable rate equal to LIBOR plus 280 basis points (5.80% at closing), adjusted monthly, but never less than 5.80%.

The new debt of $129.0 million has a term of 10 years at a fixed rate of 6.21%, with payments in the first three years of interest only and payments of principal and interest thereafter based on a 30-year amortization period.  Both the existing and the new mortgages were provided by Capmark Bank and purchased by Freddie Mac.  The notes on the 18 properties contain cross-default provisions.  The new debt may be prepaid subject to a prepayment penalty based on a formula defined in the loan agreement.  The loan agreement contains customary events of default, including payment defaults.

In connection with this transaction, the Company will record a one-time charge of approximately $3.0 million in the second quarter of 2008 related to prepayment penalties and the write-off of unamortized deferred loan fees on the original debt.  The refinance results in an increase in annual interest expense of approximately $536,000.  The Company received approximately $14.4 million in net cash proceeds as a result of this transaction, which will be used for general corporate purposes.

GMAC Mortgage Refinancing

On April 30, 2008, the Company repaid the $20.0 million outstanding balance of a mortgage loan (the GMAC Mortgage) secured by five of its existing communities.  The interest rate on the GMAC Mortgage was 6.98% and the note was to mature in August 2008.

The Company refinanced the GMAC Mortgage with new credit facilities.  Three of the five communities secure notes totaling $25.4 million at a fixed rate of 6.29%, (the “Fixed Rate Notes”), with a term of 10 years.  The Fixed Rate Notes require payments in the first three years of interest only, and payments of principal and interest thereafter based on a 30-year amortization.  The Fixed Rate Notes were originated by KeyCorp Real Estate Capital Markets, Inc. and were purchased by Fannie Mae.  The Fixed Rate Notes may be prepaid subject to a prepayment penalty based on a formula defined in the loan agreements.  The Fixed Rate Notes contain cross-default provisions and customary events of default, including those related to non-payment and the sale or transfer of collateral.

The remaining two communities secure variable rate notes (the “Variable Rate Notes”) totaling $13.3 million, of which $7.2 million was withheld at closing and is available for funding of construction projects on these two communities.  The Variable Rate Notes have terms of three years and an initial weighted average annual interest rate of 5.06% based on the LIBOR rate at closing.  KeyBank N.A. is the lender.  The maturity dates may be extended for one additional year at the Company’s option (the “Extension Period”) depending upon the attainment of certain debt service coverage ratios as defined in the loan agreements.  Monthly payments are interest only for three years and, if extended, include scheduled principal reductions during the Extension Period.  The Variable Rate Notes may be prepaid at any time without penalty.  The Variable Rate Notes contain various events of default, including non-payment and the maintenance of specified levels of occupancy and debt service coverage ratios.

The Company received approximately $11.2 million in cash from these transactions, which will be used for general corporate purposes.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of those terms, or comparable terminology.  Some of the forward-looking statements included in this report and documents incorporated by reference and in some of our other public statements relate to, among other things: the effects of competition and economic conditions on the occupancy levels in our communities, including possible excess assisted living capacity; our ability under current market conditions to maintain and increase our resident charges without adversely affecting occupancy levels; our ability to control community operating expenses, including the management of costs largely beyond our control (such as insurance and utility costs) without adversely affecting the level of occupancy and resident charges; our ability to generate cash flow sufficient to service our debt and other fixed payment requirements; our vulnerability to defaults as a result of noncompliance with various debt and lease covenants, including the effects of cross-default provisions; uncertainties relating to competition, construction, licensing, environmental regulation, and other matters that affect acquisition, disposition, and development of assisted living communities; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and uncertainties related to professional liability claims.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please review carefully Item 1A—Risk Factors of our 2007 Annual Report on Form 10-K for important factors that could cause our actual results to differ materially from the forward-looking statements included in this report and presented elsewhere by our management from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain, and accordingly, you should not place undue reliance on forward-looking statements.

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

Overview

During the first quarter of 2008, we continued to focus on implementing the growth strategy outlined in our 2007 Annual Report on Form 10-K.  As previously disclosed, we are focusing on increasing our revenues and cash flows through a combination of: (i) organic growth in our existing operations; (ii) selected acquisitions of additional communities; and (iii) expansion of our existing communities.

In 2007, we acquired 88 communities that we previously had leased and eight communities previously leased by Summerville, leased one and purchased one additional community, and, as a result of our acquisition of Summerville, began operating another 73 communities leased by Summerville.  So far in 2008, we have entered into leases for two additional communities.  In 2007 and continuing into 2008, we have also focused more on internal growth through expansion of existing properties and construction of new communities.  We currently have expansion projects underway in ten of our communities and will continue to look at other expansion opportunities where the market conditions are favorable.  In addition, we have five development projects in various stages of completion in several locations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

The following table sets forth a summary of our property interests:

	As of March 31,		As of December 31,		As of March 31,
	2008		2007		2007
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	107	8,781	107	8,781	53	3,749
Leased (2)	149	13,120	147	12,978	118	9,880
Consolidated Portfolio	256	21,901	254	21,759	171	13,629
Managed/Admin Services	10	1,184	10	1,184	9	1,084
Joint Venture/Partnership	23	1,737	23	1,737	22	1,750
Operated Portfolio	289	24,822	287	24,680	202	16,463

Percentage increase (decrease) (3)	0.7%	0.6%	41.4%	49.5%	(0.5%)	(0.3%)

(1)   Owned communities increased from March 31, 2007, due to the acquisition of three communities on August 6, 2007, 41 communities on August 15, 2007, nine communities on August 31, 2007, and one community in December 2007.  Of the owned communities, three are in discontinued operations, representing 266 units.

(2)   Of the 149 leased communities at March 31, 2008, 72 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 73 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.  The remaining four leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.  Of the leased communities, one is in discontinued operations, representing 94 units.

(3) The percentage increase (decrease) indicates the change from the prior year, or, in the case of March 31, 2008 and 2007, from the end of the prior year.

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

The table below shows for our consolidated portfolio the average monthly revenue per occupied unit and occupancy rate for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,325	$3,181	$144	4.5%

Average occupancy rate	87.2%	86.8%		.4	ppt*

* percentage points

We believe that this increase in occupancy rates reflects industry-wide factors, such as the declining supply of vacant units, as well as our own actions and policies, including the various acquisitions we made in 2007 and 2008.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community, as indicated by the increase in occupancy rates and average monthly revenue per unit over the past year.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

Since our inception in 1993, we have incurred operating losses totaling approximately $281.7 million as of March 31, 2008.  We believe that these losses have resulted from our emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.   While we have realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until our occupancy stabilizes.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

Significant Transactions

In recent periods, and continuing into 2008, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized in Note 4 to the Unaudited Condensed Consolidated Financial Statements above.

The following table shows the changes in buildings from December 31, 2006, through March 31, 2008, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2006		10	161	171	32	203
Walking Horse Meadows – disposition	Jan-07	–	–	–	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	–	–	–
HRT Purchase	Mar-07	12	(12)	–	–	–
HCPI Purchase	Mar-07	7	(7)	–	–	–
March 31, 2007		53	118	171	31	202
Additional JV– management agreements	May-07	–	–	–	3	3
June 30, 2007		53	118	171	34	205
Inn at Marietta	Jul-07	–	1	1	–	1
HC REIT Purchase	Aug-07	3	(3)	–	–	–
HCPI Purchase (including 8 Summerville communities)	Aug-07	41	(33)	8	–	8
Wegman Purchase	Aug-07	9	(9)	–	–	–
Isle of Ledgewood	Sep-07	–	–	–	1	1
Summerville Merger	Sep-07	–	73	73	–	73
September 30, 2007		106	147	253	35	288
Cooper George - disposition	Oct-07	–	–	–	(1)	(1)
Gardens at Westlake - disposition	Oct-07	–	–	–	(1)	(1)
Pinnacle - purchase	Dec-07	1	–	1	–	1
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - acquisition	Jan-08	–	1	1	–	1
Summerville at Hazel Creek - acquisition	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

Results of Operations

Significant Accounting Policies and Use of Estimates

For a description of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Statements of Operations as Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our condensed consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

			Period-to-Period
			Percentage
			Change
	Percentage of Revenues		Fav / (Unfav)
			Three Months
	Three Months Ended		Ended
	March 31,		March 31,
	2008	2007	2008-2007

Revenues:	100.0%	100.0%	72.3%
Expenses:
Community operations*	65.2	63.3	(77.6)
General and administrative	7.8	9.3	(44.5)
Depreciation and amortization	16.6	13.3	(115.8)
Facility lease expense	12.0	9.5	(116.7)
Total operating expenses	101.6	95.4	(83.6)
Operating income (loss) from continuing operations	(1.6)	4.6	(160.1)
Other income (expense)
Interest income	0.5	0.5	44.7
Interest expense	(11.8)	(12.5)	(62.5)
Equity losses in unconsolidated joint ventures	(0.8)	(0.5)	(167.5)
Other, net	0.2	(0.6)	(160.4)
Net other expense	(11.9)	(13.1)	(56.8)
Loss from continuing operations before income taxes	(13.5)	(8.5)	(175.5)
Provision for income taxes	(0.1)	(0.2)	23.9
Loss from continuing operations	(13.6)	(8.7)	(169.7)
Loss from discontinued operations	(0.3)	(0.3)	(70.3)
Net loss	(13.9%)	(9.0%)	(166.7%)

*  exclusive of depreciation and amortization and facility lease expense shown separately below.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

Comparison of the Three Months Ended March 31, 2008 and 2007

Total Operating Revenues:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$185,330	$107,371	$77,959	72.6%
Management fees	1,159	877	282	32.2%
Total operating revenues	$186,489	$108,248	$78,241	72.3%

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,325	$3,181	$144	4.5%

Average occupancy rate	87.2%	86.8%		.4	ppt*

* percentage points

Of the $78.0 million increase in community revenues for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, approximately $74.0 million was due to the addition of 85 new communities, including the Summerville communities.  Of the revenues related to the remaining communities, $3.3 million of the increased revenue was due to increases in the average monthly revenue per occupied unit and the balance was due to an increase in occupancy.

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

The increase in management fee revenue is primarily due to the Blackstone joint venture (Blackstone JV) (see Note 4 to the Unaudited Condensed Consolidated Financial Statements above), from which we recorded $801,000 and $620,000 in the three-month periods ended March 31, 2008 and 2007, respectively.

Community Operations:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$121,557	$68,441	$53,116	77.6%
As a percent of revenue	65.2%	63.3%		1.9	ppt

 Of the $53.1 million increase in community operations expenses, $49.1 million was due to the addition of 85 new communities, including the Summerville communities.  The remaining increase of $4.0 million was primarily related to increases in employee salaries and benefits of $3.5 million and increases in contracted services, food costs, utilities, supplies and marketing costs.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

General and Administrative:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$14,611	$10,114	$4,497	44.5%
As a percent of revenue	7.8%	9.3%		(1.5	) ppt

The growth in general and administrative expenses of $4.5 million was primarily related to staffing costs for regional and corporate overhead positions, which is comprised of increases in the number of personnel and in average salaries, and consisted of approximately $3.3 million in salaries and benefits, including an increase of $844,000 in non-cash stock compensation expense.  Much of the increase in staffing costs relates to the addition of the 85 new communities, including the Summerville communities.  The remaining increase consisted primarily of increases in consulting fees, travel, telephone and payroll processing costs.  Included in general and administrative expenses is non-cash stock compensation expense of $1.4 million and $538,000 for the three months ended March 31, 2008 and 2007, respectively.  Ongoing stock option expense is approximately $1.4 million per quarter based on the current stock options outstanding.

Since approximately 33 of the communities we operated at March 31, 2008, are managed rather than owned or leased, as compared to 31 at March 31, 2007, general and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative as a percentage of operating revenues for all communities decreased to 6.9% for the three months ended March 31, 2008 from 7.8% for the three months ended March 31, 2007.

Depreciation and Amortization:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$31,020	$14,376	$16,644	115.8%
As a percent of revenue	16.6%	13.3%		3.3	ppt

The increase in depreciation and amortization expense of $16.6 million is primarily the result of $14.1 million in depreciation and amortization expense related to new communities we acquired and a $2.9 million increase from the acquisition of properties formerly leased, partially offset by a decrease in depreciation expense for the remaining communities.

Facility Lease Expense:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$17,355	$10,124	$7,231	71.4%
Above/below market rent	2,524	–	2,524	N/A
Straight-line rent	2,437	174	2,263	1,300.6%
Total facility lease expense	$22,316	$10,298	$12,018	116.7%
As a percent of revenue	12.0%	9.5%		2.5	ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

The increase in facility lease expense of $12.0 million was primarily due to the operating lease expense increase of $20.4 million due to the addition of new leased communities, partially offset by a decrease of $8.9 million due to the acquisitions of communities formerly leased.  The remaining increase was primarily due to annual lease inflators on other leased communities.  We leased 72 and 38 communities under operating leases as of March 31, 2008 and 2007, respectively.

Interest Income:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$855	$591	$264	44.7%
As a percent of revenue	0.5%	0.5%		.0	ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  Cash and restricted deposit balances were considerably higher in the first quarter of 2008 as compared to the first quarter of 2007.

Interest Expense:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$(21,991)	$(13,533)	$(8,458)	62.5%
As a percent of revenue	(11.8%)	(12.5%)		.7	ppt

The increase in interest expense of $8.5 million for the first quarter of 2008 as compared to the 2007 period is primarily due to an increase of $8.7 million in interest expense from financings on the acquisition of communities, debt assumed in the Summerville acquisition, and unrealized losses on interest rate swaps of $838,000, partially offset by reductions in other interest expense due to the paydowns on loans and mortgages.

Equity Losses in Unconsolidated Joint Ventures:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Equity losses in
unconsolidated joint ventures	$(1,522)	$(569)	$(953)	167.5%
As a percent of revenue	(0.8%)	(0.5%)		(.3	) ppt

The increase in equity losses in unconsolidated joint ventures of $953,000 primarily reflects an increase in net equity losses of $1.5 million from the Blackstone JV, partially offset by a decrease in equity losses in Senior Med.  We sold our interest in Senior Med in May 2007.  Included in the 2008 Blackstone JV equity loss is a $791,000 expense related to the change in the fair value of an interest rate swap.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

Other, net:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$409	$(677)	$1,086	(160.4%)
As a percent of revenue	0.2%	(0.6%)		.8	ppt

Other, net primarily reflects $502,000 of amortization of deferred gains in 2008.  The balance in 2007 primarily reflects the incentive payment of $1.3 million from the debenture conversion discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, offset by $554,000 of amortization of deferred gains.

Income Taxes:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(210)	$(276)	$66	N/A
As a percent of revenue	(0.1%)	(0.2%)		(0.1	) ppt

The income tax provision in both the current and prior year period represents estimated state income and franchise tax liabilities.

Net Loss and Property-Related Expense:

In comparing the net loss for the three months ended March 31, 2008 and 2007, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$31,020	$14,376	$16,644	115.8%
Total facility lease expense	22,316	10,298	12,018	116.7%
Interest expense	21,991	13,533	8,458	62.5%
Total property-related expense	$75,327	$38,207	$37,120	97.2%

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)
Property-related expenses from lease accounting treatment:

Depreciation and amortization	$9,593	$9,543	$50	0.5%
Interest expense	8,688	10,092	(1,404)	(13.9%)
Straight-line lease expense	2,437	173	2,264	1,308.7%
Operating lease expense	17,354	10,124	7,230	71.4%
Total property-related lease expense	38,072	29,932	8,140	27.2%
Actual lease payments	(31,580)	(25,416)	(6,164)	24.3%
Expense in excess of lease payments	$6,492	$4,516	$1,976	43.8%

Our property-related expense associated with our leases exceeded our actual lease payments by $6.5 million and $4.5 million for the three months ended March 31, 2008 and 2007, respectively.  The impact of lease accounting increased by $2.0 million in the current year quarter from the comparable quarter last year due primarily to the Summerville acquisition, partially offset by a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases from the acquisition of the formerly leased communities.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the quarter ended March 31, 2008, the actual lease payments increased due to the acquisition transactions discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

Same Community Comparison

Of our 256 communities, we have operated 170 communities continuously since January 1, 2007, which we refer to as our “same communities”.  The following table sets forth a comparison of same communities results of operations for the three months ended March 31, 2008 and 2007, respectively, excluding general and administrative expenses.

	Three Months Ended March 31,
	(In thousands)
			$Δ	% Δ
	2008	2007	Fav / (Unfav)	Fav / (Unfav)
Revenue	$110,799	$106,743	$4,056	3.8%
Community operations *	(72,025)	(67,970)	(4,055)	(6.0)
Community operating income	38,774	38,773	1	0.0
Depreciation & amortization	(16,795)	(14,101)	(2,694)	(19.1)
Facility lease expense	(1,623)	(10,104)	8,481	83.9
Operating income	20,356	14,568	5,788	39.7
Interest expense, net	(18,460)	(12,463)	(5,997)	(48.1)
Operating income after interest expense	$1,896	$2,105	$(209)	(9.9%)

* exclusive of depreciation and amortization and facility lease expense shown separately below

These same communities represented $110.8 million or 59.4% of our total revenue of $186.5 million for the first quarter of 2008.  The increase in same community revenues of $4.1 million was primarily due to improvements in average revenue per occupied unit.

	Three Months Ended March 31,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,287	$3,186	$101	3.2%

Average occupancy rate	86.5%	86.8%		(.3	) ppt

The increase of $4.1 million in community operations expenses for our same communities was primarily related to increases in employee-related expenses of $3.2 million including salaries and workers’ compensation expense, and increases in contracted services, food costs, utilities, supplies, and marketing costs.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) for our same communities increased by approximately $210,000, which primarily reflects the effect of the termination of leases from the acquisition of communities formerly leased, which increased depreciation and amortization by $2.7 million and increased interest expense by $6.0 million, while decreasing facility lease expense by $8.5 million.

Operating income after interest expense for our same communities decreased from $2.1 million to $1.9 million for a total decrease of $209,000 from the comparable period of 2007 primarily as a result of the property-related expenses discussed above.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will have a positive impact on operating performance over time.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of $90.2 million compared to $67.7 million at December 31, 2007.  We had working capital deficits of $5.5 million and $31.4 million at March 31, 2008 and December 31, 2007, respectively.

We have incurred significant operating losses since our inception.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit at March 31, 2008, includes $27.5 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for (i) convertible debentures of $10.5 million, which are due and payable on July 1, 2008, except to the extent converted prior to such date by the holders of the debentures (See Note 6 to the Unaudited Condensed Consolidated Financial Statements above), and (ii) the current portion of long-term debt of $24.1 million due by March 31, 2009.

While we have reported positive cash flows from operating activities over the past three years, our cash flows have not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be readily available to us, or on terms attractive to us, but we believe that we will be able to sustain positive operating cash flow or have adequate cash reserves and sources of capital for all necessary investing and financing activities including required debt service and capital expenditures through at least the next 12 months.  In February 2008, we obtained a $25.0 million unsecured revolving line of credit as described below.

The following is a summary of cash flow information for the three months ended March 31, 2008 and 2007 (in thousands:

	Three Months Ended March 31,
	2008	2007
Cash provided by operating activities	$20,254	$6,422
Cash used in investing activities	(17,975)	(187,375)
Cash provided by financing activities	20,241	190,118
Increase in cash and cash equivalents	22,520	9,165
Cash and cash equivalents at the beginning of the period	67,710	14,049
Cash and cash equivalents at the end of the period	$90,230	$23,214

In the first quarter of 2008 and in each of the previous three years, we reported positive net cash from operating activities in our consolidated statements of cash flows.  The increase in cash provided by operating activities in the first quarter of 2008 compared to the prior year period is due primarily to the completion of the Summerville acquisition in September 2007, the strength of the performance of the communities we operated during both periods, and fluctuations in the timing of receivables and payables.  Additionally, by purchasing the real estate underlying leased facilities, we replaced lease payments with lower levels of debt service and also avoided scheduled lease escalators.

The decrease in cash used in investing activities was primarily due to the number of prior year acquisitions as compared to the current year.  In the first quarter of 2007, we purchased the real estate of 53 communities that we previously operated under lease agreements.  As a result, cash paid for acquisitions of property and equipment amounted to $186.0 million in the first quarter of 2007 compared to $9.5 million in the current year period.

The decrease in cash provided by financing activities was related to the decrease in acquisition activity described in the previous paragraph.  As a result, proceeds from mortgage financings, net of repayments, amounted to $192.5

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

million in the first quarter of 2007 compared to $31.5 million in the current year period, and debt issuance costs decreased over these same periods by $1.6 million.  The remaining decrease is due primarily to fluctuations in restricted cash balances ($4.0 million) and an increase in deposits paid related to pending financing transactions ($4.9 million).

At March 31, 2008, we had payment obligations for long-term debt, capital and financing leases, and convertible debentures due in the next 12 months totaling approximately $59.3 million.  In addition, for the year ending December 31, 2008, we anticipate that we will make investments of approximately $19.9 million to $24.7 million for capital expenditures, comprised of approximately $13.9 million to $14.7 million of routine capital expenditures (including corporate capital expenditures) and approximately $6.0 million to $10.0 million of net capital expenditures in connection with our community expansion and development program.  In the first quarter of 2008, our capital expenditures totaled $9.5 million, of which $5.2 million was for routine capital requirements and $4.3 million related to community expansion and development, including projects begun in 2007.  We had $90.2 million of available cash at March 31, 2008, to fund any 2008 payment requirements in excess of cash generated from operations.  The convertible debentures in the amount of $10.5 million due in July 2008 are convertible into common stock at $22.00 per share.  On April 30, 2008, our stock price closed at $24.65.  To the extent the debentures are not converted prior to the July 1, 2008, maturity date, we will need to use cash to repay them.  However, we cannot be assured that the trading value of our common stock will continue to exceed the $22.00 conversion rate.

On April 30, 2008, we refinanced $20.0 million in long-term debt due in August 2008 that is secured by the assets of five communities owned by us.  We also extended the term of a $21.4 million note payable due in March 2008 to March 2009.  We will need to continue our improvements in operating performance or seek other sources of cash to meet our payment obligations in future years.  The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue well into 2008.  Moreover, leading economic indicators such as employment levels and income growth predict a downward trend in the United States economy during 2008, and some commentators have predicted a recession.  However, we believe that need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by our improvements in occupancy and cash flows, and our ability to finance the acquisition of 121 properties during 2007 and 2008, including the NHP acquisition of 24 communities completed in April 2008.

As a consequence of our property and lease transactions in 2007, our long-term debt, including convertible debentures, has increased from $113.0 million at December 31, 2006, to $776.2 million at March 31, 2008.  Our obligations under operating leases have increased from $299.3 million to $851.8 million primarily due to the Summerville acquisition, and our capital lease and financing obligations have decreased from $608.6 million to $519.9 million.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties and as a result, any event of default could cause a material adverse effect on our financial condition.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, we are required to maintain the leased properties in a reasonable and prudent manner.  For the three months ended March 31, 2008, we were in violation of one or more covenants in certain of our leases, but have obtained waivers from the owners related to these lease covenant defaults.  The waivers expire on April 1, 2009.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, National Association, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits us to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows us to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  See Note 5, Long-Term Debt, for further details.  There were no outstanding borrowings under the line of credit as of March 31, 2008.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

The following table summarizes our contractual obligations at March 31, 2008, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$765,785	$24,067	$125,193	$295,937	$320,588
Capital lease and financing obligations,
including current portion	519,925	24,760	57,993	71,889	365,283
Operating leases	851,790	68,358	139,897	143,194	500,341
Convertible debentures	10,455	10,455	-	-	-
	$2,147,955	$127,640	$323,083	$511,020	$1,186,212

The following table summarizes interest on our contractual obligations at March 31, 2008, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$270,149	$48,344	$82,089	$60,429	$79,287
Capital lease and financing obligations	268,797	33,991	63,266	55,500	116,040
Convertible debentures	327	327	-	-	-
	$539,273	$82,662	$145,355	$115,929	$195,327

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this report.

Impact of Inflation

To date, inflation has not had a significant impact on us.  Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 8.4% of revenues for the three months ended March 31, 2008.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
March 31, 2008

Definition of Adjusted EBITDA:

We define Adjusted EBITDA as net loss adjusted for:

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

Management's Use of Adjusted EBITDA:

We use Adjusted EBITDA to assess our overall financial and operating performance.  We believe this non-GAAP measure, as we have defined it, is useful in identifying trends in our day-to-day performance because it excludes items that have little or no significance to our day-to-day operations.  This measure provides an assessment of controllable expenses and affords management the ability to make decisions, which are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance.  It provides an indicator for management to determine if adjustments to current spending levels are needed.

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
March 31, 2008

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

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(25,968)	$(9,735)
Provision for income taxes	210	276
Equity losses in unconsolidated joint ventures	1,522	569
Depreciation and amortization	31,020	14,376
Amortization of deferred gains	(502)	(554)
Non-cash stock option compensation expenses	1,382	538
Convertible debentures conversion costs	-	1,329
Interest expense	21,991	13,533
Interest income	(855)	(591)
Discontinued operations	494	290
Adjusted EBITDA	$29,294	$20,031

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At March 31, 2008, we had approximately $99.6 million of variable rate borrowings based on the LIBOR rate.  As of March 31, 2008, our weighted average variable rate is 1.98% in excess of the LIBOR rate.  For every 1% change in the LIBOR rate, our interest expense will change by approximately $996,000 annually.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2008.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have a $19.6 million interest rate swap contract that matures in August 2012 and a $12.4 million interest rate swap contract that matures in January 2010.  A 100 basis point increase in interest rates would increase the combined fair value of these swaps by approximately $995,000 and a 100 basis point decrease in interest rates would decrease the combined fair value of these swaps by approximately $1.0 million.

The downturn in the United States housing market in 2007 triggered a constriction in the availability of credit that is expected to continue in 2008.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit and do not expect to in the near future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report.  Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Executive Vice President - Finance, Chief Financial Officer, and Secretary

Index to Exhibits

			Footnote
Number	Description		Number

10.2	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through
	December 7, 2005).		(1)
10.3	Amended and Restated 1998 Employee Stock Purchase Plan (as amended and restated
	as of March 26, 2008).
10.7	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities)
	10.70.02	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Nationwide
		Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation	(1)
	10.70.03	Master Credit Facility Agreement dated April 1, 2008, by and among Borrowers signatory
		hereto and Capmark Finance, Inc.	(1)
	10.70.04	Master Promissory Note dated April 1, 2008, in the principal amount of $241,889,868. payable to
		Capmark Bank.	(1)
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008, in the principal
		amount of $30 million payable to Nationwide Health Properties, Inc.	(1)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 9, 2008.	(1)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated May 9, 2008.	(1)
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 9, 2008.	(1)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 9, 2008.	(1)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated May 9, 2008.	(1)
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 9, 2008.	(1)

Footnotes:

(1)	Filed herewith.