Form 10-Q
period 2008-06-30
EMERITUS CORP\WA\
filed 2008-08-08
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 39,076,593 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. Financial Information

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$37,205	$67,710
Restricted cash in escrow	10,782	-
Short-term investments	2,231	2,453
Trade accounts receivable, net of allowance of $1,010 and $995	4,970	6,383
Other receivables	7,122	11,510
Tax, insurance, and maintenance escrows	21,544	18,566
Prepaid workers' compensation	19,498	18,224
Other prepaid expenses	9,099	10,744
Property held for sale	15,123	–
Total current assets	127,574	135,590
Long-term investments	6,928	4,749
Property and equipment, net of accumulated depreciation of $124,247 and $179,620	1,633,857	1,418,152
Construction in progress	17,978	12,694
Restricted deposits	18,206	19,808
Lease and contract acquisition costs, net of amortization of $56,058 and $32,463	30,707	67,227
Goodwill	71,642	70,659
Other intangible assets, net of amortization of $9,863 and $3,944	136,855	142,774
Other assets, net	24,231	13,827
Total assets	$2,067,978	$1,885,480

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$24,270	$22,613
Current portion of capital lease and financing obligations	10,043	23,774
Current portion of convertible debentures	10,455	10,455
Trade accounts payable	6,222	7,844
Accrued employee compensation and benefits	41,200	35,815
Accrued interest	5,751	4,527
Accrued real estate taxes	8,843	7,715
Accrued professional and general liability	14,790	13,545
Accrued income taxes	4,480	5,377
Other accrued expenses	11,698	10,610
Deferred revenue	12,702	10,446
Unearned rental income	14,526	14,302
Total current liabilities	164,980	167,023
Long-term debt, less current portion	1,231,520	711,664
Capital lease and financing obligations, less current portion	224,269	497,039
Deferred gain on sale of communities	5,072	21,259
Deferred rent	10,461	6,231
Other long-term liabilities	20,974	23,757
Total liabilities	1,657,276	1,426,973
Commitments and contingencies
Shareholders' Equity (Deficit):
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
39,074,693 and 39,030,597 shares at June 30, 2008, and December 31, 2007, respectively	4	4
Additional paid-in capital	717,593	714,258
Accumulated other comprehensive income	62	–
Accumulated deficit	(306,957)	(255,755)
Total shareholders' equity	410,702	458,507
Total liabilities and shareholders' equity	$2,067,978	$1,885,480

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Community revenue	$185,705	$107,137	$370,442	$213,958
Management fees	1,223	930	2,382	1,807
Total operating revenues	186,928	108,067	372,824	215,765

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	119,526	67,094	240,612	134,972
General and administrative	14,731	11,221	29,342	21,336
Depreciation and amortization	29,451	14,294	60,355	28,624
Facility lease expense	22,313	7,317	44,629	17,450
Total operating expenses	186,021	99,926	374,938	202,382
Operating income (loss) from continuing operations	907	8,141	(2,114)	13,383

Other income (expense):
Interest income	581	599	1,435	1,182
Interest expense	(22,741)	(16,801)	(43,783)	(30,333)
Change in fair value of interest rate swaps	972	-	135	-
Equity gains (losses) in unconsolidated joint ventures	665	7,065	(857)	6,496
Other, net	(580)	742	(172)	28
Net other expense	(21,103)	(8,395)	(43,242)	(22,627)

Loss from continuing operations before income taxes	(20,196)	(254)	(45,356)	(9,244)
Provision for income taxes	(270)	(1,044)	(480)	(1,320)
Loss from continuing operations	(20,466)	(1,298)	(45,836)	(10,564)
Loss from discontinued operations	(4,768)	(291)	(5,366)	(760)
Net loss	$(25,234)	$(1,589)	$(51,202)	$(11,324)

Basic and diluted loss per common share:
Continuing operations	$(0.53)	$(0.06)	$(1.17)	$(0.57)
Discontinued operations	(0.12)	(0.02)	(0.14)	(0.04)
	$(0.65)	$(0.08)	$(1.31)	$(0.61)

Weighted average common shares outstanding: - basic and diluted	39,059	18,971	39,048	18,674

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(51,202)	$(11,324)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	60,355	29,195
Amortization of above/below market rents	5,048	-
Amortization of deferred gain	(1,004)	(1,103)
Impairment of long-lived assets and investments	4,277	-
Amortization of loan fees	1,110	591
Convertible debenture cost payable	-	1,329
Allowance for doubtful receivables	801	565
Equity investment losses and distributions	857	939
Stock option compensation	2,818	1,323
Change in fair value of interest rate swap	(135)	-
Other	613	265
Changes in operating assets and liabilities
Deferred revenue	2,256	85
Deferred rent	4,792	317
Change in operating assets and liabilities - other	8,676	1,368
Net cash provided by operating activities	39,262	23,550
Cash flows from investing activities:
Acquisition of property and equipment	(564,090)	(196,104)
Acquisition deposits	(2,995)	-
Sale of property and equipment	6,754	-
Lease and contract acquisition costs	(686)	(972)
Payments from affiliates and other managed communities, net	175	629
Investment in affiliates/other	(2,974)	(359)
Net cash used in investing activities	(563,816)	(196,806)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	517	873
Decrease in restricted deposits	1,708	5,005
Debt issuance and other financing costs	(9,529)	(2,981)
Proceeds from long-term borrowings and financings	661,544	284,334
Repayment of long-term borrowings and financings	(140,031)	(91,674)
Cash in escrow for redemption of convertible debentures	(10,782)	-
Repayment of capital lease and financing obligations	(9,378)	(10,383)
Tax benefit of stock compensation	–	557
Net cash provided by financing activities	494,049	185,731
Net increase (decrease) in cash and cash equivalents	(30,505)	12,475
Cash and cash equivalents at the beginning of the period	67,710	14,049
Cash and cash equivalents at the end of the period	$37,205	$26,524
Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$41,570	$29,453
Cash paid during the period for income taxes	1,405	36
Cash received during the period for income tax refunds	2,496	-
Non-cash financing and investing activities:
Adjustments related to purchase of leased properties:
Capital and financing lease buyouts	281,925	20,818
Deferred gains and losses	15,462	-
Lease acquisition costs in a lease buyback	13,570	-
Deferred rent	562	-

Capital lease and financing obligations	4,802	1,503
Unrealized gain on investment in marketable equity securities	62	-
Conversion of convertible debentures	-	16,120
Debt assumed in acquisitions	-	90,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

1.	Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of June 30, 2008, the Company owned 149 communities and leased 106 communities.  These 255 communities comprise the communities included in the consolidated financial statements.

The Company also provides management services to independent and related-party owners of assisted living communities.  At June 30, 2008, the Company managed 34 communities, of which 23 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of from 5% to 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues.

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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements.  Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the Company’s 2007 Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

Effective September 1, 2007, the Company changed its estimate of the maximum useful life of buildings from 40 years to 50 years and applied this new policy beginning in 2007 for all acquired properties.  This change in estimate did not have a material impact on the periods presented herein.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company’s management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of June 30, 2008 and for all periods presented.  The results of operations for the period ended June 30, 2008, are not necessarily indicative of the operating results that may be achieved for the full year ended December 31, 2008.  The Company presumes that those reading this interim financial information have read or have access to its 2007 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.  Therefore, the Company has omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will have no impact on the Company’s consolidated financial statements when it is adopted effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R replaces the existing SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It also requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date.  The additional fair value measurements of SFAS No. 141R replace the cost-allocation process of SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  In addition, all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period.  Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS No. 141R is effective prospectively for Emeritus for business combinations consummated on or after January 1, 2009.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current period presentation.

3.	Stock-Based Compensation

The Company records compensation expense based on fair value for all awards, which is estimated using the Black-Scholes option pricing model.  The Company recorded stock-based compensation expense based on the fair value of stock options and shares issued under the Company's various equity incentive plans and the Employee Stock Purchase (ESP) Plan of approximately $1.4 million and $786,000 for the three months ended June 30, 2008 and

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

2007, respectively, and approximately $2.8 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008, the Company granted options to purchase 10,000 shares of common stock from the 2006 equity incentive plan (the 2006 Plan) and options to purchase 52,500 shares of common stock from the non-employee director plan.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2008 and 2007:
	2008			2007
		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Shares	Price	$ (000)	Shares	Price	$(000)
Outstanding at beginning of year	2,166,575	$18.76		1,510,189	$9.09
Granted	62,500	$20.03		-	N/A
Exercised	(21,115)	$10.43	$(247)	(106,988)	$5.82	$(2,996)
Canceled	(33,498)	$19.61		(9,416)	$-

Outstanding at June 30, 2008 and 2007	2,174,462	$18.87	$6,795	1,393,785	$9.31	$30,209
Options exercisable at June 30, 2008 and 2007	1,000,144	$10.12	$6,795	1,037,808	$6.01	$25,910
		N/A
Weighted-average fair value of options granted		$11.25			N/A

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the ESP Plan was $517,000 and $873,000 in the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, there were 134,384 shares available for purchase under the ESP Plan, 1,516,658 shares available for grant under the 2006 Plan, and 69,000 shares available for grant under the 1995 Stock Incentive Plan, which includes options available under the non-employee director plan.

The Company estimates the fair value of its options using the Black-Scholes option pricing model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The Company groups its options into two main categories based on estimated life.  They are the employees and the Board of Directors.  The fair value of the stock options granted was estimated using a risk-free rate that is the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  The expected life of the stock options granted (five or seven years) was estimated using the historical exercise behavior of option holders.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which was estimated at 10.2% of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of options granted for the six months ended June 30, 2008 and 2007, were estimated at the date of grant using the following weighted average assumptions:

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

	For Employees and Key Executives
	Six Months Ended June 30,
	2008	2007

Expected life from vest date (in years)	5	No options granted
Risk-free interest rate	2.69%
Volatility	42.7%
Dividend yield	-
Weighted average fair value (per share)	$8.75

	For Directors
	Six Months Ended June 30,
	2008	2007

Expected life from vest date (in years)	7	No options granted
Risk-free interest rate	3.90%
Volatility	54.7%
Dividend yield	-
Weighted average fair value (per share)	$11.73

The Company offers eligible employees the option to purchase common stock of the Company under the ESP Plan at a 15% discount from the lower of the market price on (a) the first trading date of each calendar quarter or (b) the last trading date of each quarter.  The following table shows the number of shares of common stock issued under the ESP Plan and purchase price of these shares for the first two quarters of 2008:

	2008
	Shares	Price

Quarter 1	9,360	$17.73
Quarter 2	13,621	$12.43

4.	Acquisitions and Other Significant Transactions

2008 HCN Purchase

On June 6, 2008, the Company entered into an asset purchase agreement (the “Agreement”) with Health Care REIT, Inc. (HCN) and its affiliated entities to purchase 29 communities consisting of 2,257 units located throughout the United States for a purchase price of $299.8 million, excluding transaction costs.  The Company leased these communities from HCN (19 under a master lease dated September 30, 2003, two under individual leases, both dated February 26, 1996, and eight under a master lease dated September 30, 2004) and operated these communities as assisted living and memory care service facilities.  The Company made an earnest money deposit of approximately $3.0 million related to the Agreement.  As provided in the Agreement, the transaction will be closed in two phases.

On June 30, 2008, the Company completed the first phase of the HCN transaction discussed above.  The first phase consisted of 19 communities with a capacity of 1,564 units for a purchase price of $223.8 million, including closing

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

costs and financed it through mortgage debt of approximately $163.2 million and seller-provided debt of $50.0 million (Note 5).

The Company accounted for 18 of the 19 acquired properties as capital leases.  Upon termination of the leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations was recorded as an adjustment to the carrying amount of the purchased communities in the amount of approximately $19.0 million.  In addition, the Company had unamortized deferred gains on sale of approximately $15.0 million related to an earlier sale/leaseback transaction involving these communities, which was also recorded as an adjustment to the carrying amount of the purchased communities.  One of the purchased properties was treated as an operating lease with straight-line rent liability accruals of $562,000 as of the acquisition date, which we also recorded as an adjustment to the carrying value of the purchased communities.  Finally, unamortized lease acquisition costs in the amount of $7.6 million related to these communities was also recorded as an adjustment to the carrying amount of the purchased communities.  The net reduction in the cost basis of the 19 purchased assets was approximately $27.0 million as of the closing date.

The purchase of the remaining 10 communities is expected to close no later than December 31, 2008, including available extension options.  Eight of the communities in phase two of this transaction are currently subject to a cash flow sharing agreement with an entity controlled by Daniel R. Baty, the Company’s Co-CEO and a significant shareholder (Baty).  As part of this transaction, this existing cash flow sharing arrangement will be terminated for the eight communities and, thereafter, the eight communities will be held in a joint venture owned by the Company and a Baty-related entity, which will provide economic terms and conditions similar to the existing cash flow sharing agreement.

2008 NHP Purchase

On February 6, 2008, the Company entered into a purchase and sale agreement with Nationwide Health Properties, Inc. (NHP) to purchase 24 communities consisting of 1,672 units located in 13 states for a purchase price of $314.8 million, including transaction costs.  The Company leased these communities from NHP and operated the communities as assisted living and dementia care facilities.  On April 2, 2008, the Company closed on this transaction and financed it through mortgage debt of approximately $249.9 million and seller-provided debt of $30.0 million (Note 5).

We accounted for these leases as capital leases.  Upon termination of the capital leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations of $25.6 million was recorded as an adjustment to the carrying amount of the purchased communities.  In addition, unamortized lease acquisition costs in the amount of $6.0 million related to these communities was also recorded as an adjustment to the carrying amount of the purchased communities.  The net reduction in the cost basis of the purchased assets was approximately $19.6 million as of the closing date.

Summerville Acquisition

On September 1, 2007, the Company acquired all of the outstanding stock of Summerville through a merger of its wholly-owned subsidiary with Summerville.  Under the terms of the merger agreement, a total of 8,392,656 shares of the Company’s common stock were issued: (i) to Apollo Real Estate Investment Funds III and IV (the Apollo Funds), two real estate funds managed by Apollo Real Estate Advisors, in satisfaction of certain loans from such entities to Summerville, (ii) to certain employees of Summerville, in satisfaction of certain incentive compensation arrangements they had with Summerville, and (iii) to the shareholders of Summerville, including the Apollo Funds.  The total purchase price for Summerville was $278.2 million.

Summerville was a San Ramon, California-based operator of 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  Upon completion of the Summerville acquisition, Summerville became a wholly owned subsidiary of Emeritus.  Of the 81 communities operated by Summerville, 73 are leased from third parties and eight are owned by the Company.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

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

2007 Fretus Communities Purchased

In February 2007, the Company purchased 24 communities consisting of 1,651 units located in six states for $143.5 million, including transaction costs.  The Company had leased these communities from Fretus since October 2002 and had accounted for them as operating leases.

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

2007 HCN Purchase

In August 2007, the Company completed the acquisition of three Florida communities consisting of 431 units.  The purchase price was $25.0 million, including transaction costs.  The Company had leased these communities from HCN and affiliates and accounted for them as capital leases.

2007 Wegman Purchase

In August 2007, the Company completed the acquisition of nine communities that the Company previously leased, consisting of 711 units located in the State of New York, for an aggregate purchase price of $89.0 million including transaction costs.

Other 2007-2008 Community Acquisitions

On June 12, 2008, the Company purchased a 54-unit community in Granger, Indiana, for $6.9 million, including closing costs, of which $6.0 million was financed through mortgage financing with Capmark Bank (Note 5).

In January 2008, the Company entered into a long-term lease for a newly constructed 38-unit Alzheimer’s community located in Joliet, Illinois.  The lease term was 11 years, expiring in March 2019.  This community is

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

included in the NHP portfolio that the Company purchased in April 2008 as detailed above and this lease was terminated in connection with such purchase.

In January 2008, the Company entered into a long-term lease for a 104-unit community located in Orangevale, California.  The lease term is 15 years, expiring in January 2023, with two 10-year renewal options available.  The initial annual lease payment is approximately $901,000, with annual increases of 3.0%.

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

Joint Ventures

The Company holds a 50.0% interest in a joint venture (Stow JV) with an affiliate of The Wegman Companies, Inc., which operates a newly constructed property in Stow, Ohio.  The community owned by the Stow JV began operations in May 2008 and is managed by the Company.  The Company recorded equity losses of approximately $130,000 and $152,000 for the three and six months ended June 30, 2008, respectively.  The Company recorded management fee income of approximately $32,000 for the three and six months ended June 30, 2008.

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Estate Advisors that began operations in December 2006 and operates a portfolio of 24 properties as of June 30, 2008, 23 of which are managed by the Company.  The Company recorded equity losses of approximately $794,000 and $450,000 for the three months ended June 30, 2008 and 2007, respectively, and $705,000 and $845,000 for the six months ended June 30, 2008 and 2007, respectively.  The Company recorded management fee income of approximately $822,000 and $696,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

5.	Long-Term Debt

On June 30, 2008, in conjunction with the 2008 HCN Purchase discussed in Note 4, the Company entered into financing agreements for this first phase of the HCN transaction that consists of $163.2 million of mortgage debt at a fixed rate of 6.65% originated by KeyBank through a Freddie Mac credit facility and a $50.0 million note from HCN with a fixed rate of 8.0%, increasing on each anniversary date by 25 basis points.  The Freddie Mac credit facility has a term of 10 years, with interest-only payments for the first year and, thereafter, interest and principal payments based on a 30-year amortization schedule.  The HCN note has a term of three years, with interest-only payments over the three-year term.

On June 12, 2008, the Company purchased a 54-unit community in Granger, Indiana, for $6.9 million, including closing costs, of which $6.0 million was financed through mortgage financing with Capmark Bank (Capmark) at an annual rate based on the monthly LIBOR rate plus 250 basis points for a term of 36 months, with a floor of 5.25%, and payments beginning on August 1, 2008.

On April 30, 2008, the Company repaid the $20.0 million outstanding balance of a mortgage loan (the GMAC Mortgage) secured by five of its existing communities.  The interest rate on the GMAC Mortgage was 6.98% and the note was to mature in August 2008.

The Company refinanced the GMAC Mortgage with new credit facilities.  Three of the five communities secure notes totaling $25.4 million at a fixed rate of 6.29%, (the Fixed Rate Notes), with a term of 10 years.  The Fixed Rate Notes require payments in the first three years of interest only, and payments of principal and interest thereafter based on a 30-year amortization.  The Fixed Rate Notes were originated by KeyCorp Real Estate Capital Markets, Inc. and were purchased by Fannie Mae.  The Fixed Rate Notes may be prepaid subject to a prepayment penalty

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

based on a formula defined in the loan agreements.  The Fixed Rate Notes contain cross-default provisions and customary events of default, including those related to non-payment and the sale or transfer of collateral.

The remaining two communities secure variable rate notes (the Variable Rate Notes) totaling $13.3 million, of which $7.2 million was withheld at closing and is available for funding of construction projects on these two communities.  The Variable Rate Notes have terms of three years and an initial weighted average annual interest rate of 5.06% based on the LIBOR rate at closing.  KeyBank N.A. is the lender.  The maturity dates may be extended for one additional year at the Company’s option (the Extension Period) depending upon the attainment of certain debt service coverage ratios as defined in the loan agreements.  Monthly payments are interest only for three years and, if extended, include scheduled principal reductions during the Extension Period.  The Variable Rate Notes may be prepaid at any time without penalty.  The Variable Rate Notes contain various events of default, including non-payment and the maintenance of specified levels of occupancy and debt service coverage ratios.

The Company received approximately $11.2 million in cash from these refinancing transactions, which will be used for general corporate purposes.

On April 29, 2008, the Company refinanced the mortgage debt on 18 of its existing properties, which were purchased from Fretus Investors, LLC (Fretus) in February 2007 (Note 4).  The original loan of $132.0 million bore interest at a fixed annual rate of 6.5475% and was secured by 24 properties. Of the $132.0 million principal balance outstanding, $112.0 million was paid down as part of this refinancing.  The original loan agreement was amended to provide that: (i) the remaining balance of $20.0 million is secured by five properties, with one property released from the security pool and (ii) the interest rate changed from a fixed rate of 6.5475% to a variable rate equal to LIBOR plus 280 basis points (5.80% at closing), adjusted monthly, with a floor of 5.80%.  Subsequent to the close of this transaction, the Company further reduced the $20.0 million loan to $16.8 million with the proceeds from the sale of a property.

The new debt of $129.0 million has a term of 10 years at a fixed rate of 6.21%, with payments in the first three years of interest only and payments of principal and interest thereafter based on a 30-year amortization period.  Both the existing and the new mortgages were provided by Capmark and purchased by Freddie Mac.  The notes on the 18 properties contain cross-default provisions.  The new debt may be prepaid subject to a prepayment penalty based on a formula defined in the loan agreement.  The loan agreement contains customary events of default, including payment defaults.

The Company received approximately $14.4 million in net cash proceeds as a result of this transaction, which will be used for general corporate purposes.

On April 2, 2008, the Company closed on the NHP Purchase as discussed in Note 4 and financed the transaction through mortgage debt of approximately $241.9 million originated by Capmark through a Fannie Mae credit facility with an interest rate of 5.9%, and seller-provided debt of $30.0 million with an interest rate of 7.25%.  In addition, the seller agreed to a 12-month extension on an existing $21.4 million note originally maturing in March 2008, including a reduction in the interest rate from 10.0% to 8.5%.  The Company also secured the ability to borrow up to an additional $8.1 million under this Fannie Mae credit facility based on portfolio performance.  This portfolio includes a memory loss community, which was financed separately with variable interest rate mortgage debt financing of $8.0 million provided by Capmark.  Interest is based on monthly LIBOR plus 265 basis points with a floor of 5.65%.  The interest rate as of the closing date was 5.65%.

On February 8, 2008, Emeritus entered into a credit agreement with Wells Fargo Bank, National Association, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows the Company to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  The line of credit matures on February 15, 2009.  Outstanding borrowings will bear interest at a variable rate of 0.5% below Wells Fargo’s prime rate, payable monthly.  The Company may partially or wholly repay borrowings and reborrow provided that the total outstanding borrowings may not at any time exceed $25.0 million.  Emeritus is required to pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, which is payable quarterly.  In addition, the Company is required to pay fees equal to 1.0% of every

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

letter of credit issued as well as the negotiation fees on each letter.  The Company must maintain a zero balance on advances for 30 consecutive days during each fiscal year, a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities, meet a fixed charge coverage ratio, and comply with customary affirmative and negative covenants.

The Company intends to use the line of credit for general corporate purposes.  There were no outstanding borrowings under this credit facility as of June 30, 2008.

Effective February 1, 2008, Emeritus entered into an interest rate swap contract that has a notional amount of $12.4 million and matures on January 1, 2010.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate equal to the London Interbank Offered Rate (LIBOR) plus 225 basis points to a fixed rate of 4.965%, thus mitigating the impact of interest rate changes on future interest expense.  The Company did not designate the swap as a hedging instrument (Note 11).

6.	Shareholders’ Equity

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

At June 30, 2008, the Company had $10.5 million principal amount of debentures outstanding, which were paid off at maturity on July 1, 2008, and of which Saratoga Partners IV and related entities owned $5.0 million principal amount.

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

The following table summarizes those potential common shares that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June, 30,
	2008	2007	2008	2007
Convertible Debentures	475	475	475	475
Options	2,174	1,394	2,174	1,394
	2,649	1,869	2,649	1,869

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

8.           Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(25,234)	$(1,589)	$(51,202)	$(11,324)
Other comprehensive income (loss):
Unrealized holding gains (losses)
on available-for-sale investment securities	(202)	–	62	–
Comprehensive loss	$(25,436)	$(1,589)	$(51,140)	$(11,324)

9.	Discontinued Operations

During the first quarter of 2008, the Company determined to discontinue operations at four of its communities and put the assets and businesses up for sale.  During the second quarter of 2008, the Company decided to discontinue operations at one more community and put the assets and business up for sale.  The Company decided to sell these communities primarily because they have consistently incurred operating losses over a sustained period of time due to geographic location and local market conditions.  Two of the communities were sold in the second quarter of 2008 and the remaining three are expected to be sold in the second half of 2008.  Financial statements for the three and six months ended June 30, 2007 have been reclassified to present the operations of these communities as discontinued operations.  In 2007, the Company determined that the carrying amounts of three communities were not recoverable from expected undiscounted cash flows generated from the use of the assets and recognized an aggregate loss of $4.8 million to write down the related carrying amounts of these properties to their estimated fair values.  In the second quarter of 2008, the Company recognized an impairment loss of $4.3 million on the additional community classified in discontinued operations.  The assets of the three properties remaining to be sold, which consist of property and equipment, are presented separately under the caption “Property held for sale” in the accompanying condensed consolidated balance sheet at June 30, 2008.  The Company will continue to operate these communities until sold.

The following table shows the revenues, net loss, and net loss per common share for the discontinued operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenue	$2,239	$2,707	$5,041	$5,387

Net loss	$4,768	$291	$5,366	$760

Basic and diluted net loss per common share	$(0.12)	$(0.02)	$(0.14)	$(0.04)

Weighted average common shares outstanding: - basic and diluted	39,059	18,971	39,048	18,674

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

10.	Liquidity

As of June 30, 2008, the Company has a working capital deficit of $37.4 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $27.2 million of deferred revenue and unearned rental income, which will not require a future outlay of cash.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for (i) convertible debentures of $10.5 million, which were paid off at maturity on July 1, 2008, (ii) the current portion of debt of $24.3 million maturing by June 30, 2009, and (iii) long-term debt maturities of $122.6 million due after June 2009 but prior to June 30, 2010, which the Company plans to refinance prior to their due dates or pay off at maturity.

The Company reported net cash from operating activities in its condensed consolidated statements of cash flows of $39.3 million and $23.6 million for the six months ended June 30, 2008 and 2007, respectively.  While the Company has reported positive cash flows from operating activities over the past three years, the cash flows have not always been sufficient to pay all of its long-term obligations and the Company has been dependent upon third-party financing or disposition of assets to fund operations.  The Company cannot guarantee that, if necessary in the future, such transactions will be readily available, or on terms attractive to the Company.

Since 2002, the Company has refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2008 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations.  Such cross-default provisions affect the majority of the Company’s properties, and as a result, any event of default could cause a material adverse effect on the Company's financial condition.  At June 30, 2008, the Company was in violation of one or more covenants related to rent coverage ratios or occupancy requirements in certain leases and a mortgage, but has obtained waivers from the owners/lenders related to these covenant defaults.  The waivers expire on July 1, 2009.

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

Derivative financial instruments.  The Company enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes.  The Company uses interest rate swaps to manage interest rate risk associated with floating rate debt.  As of June 30, 2008, the Company was party to two interest rate swaps with a total notional amount of $32.0 million.  The Company elected not to apply hedge accounting for these interest rate swaps even though they are economic hedges of the Company’s floating rate debt and the Company does not enter into derivatives for speculative purposes.  These derivative contracts currently have negative net fair values based on current market conditions affecting interest rates and are recorded in other long-term liabilities.

The table that follows summarizes the interest rate swap contracts outstanding at June 30, 2008 (in thousands):

	Notional	Effective	Expiration	Estimated
	Amount	Date	Date	Fair Value
Interest rate swap	$19,640	10/1/2007	8/6/2012	$(679)
Interest rate swap	12,405	2/1/2008	1/1/2010	89

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Investment securities – available-for-sale	$3,036	$-	$-	$3,036
Liabilities
Derivative financial instruments	-	590	-	590

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

At June 30, 2008, the Company believes that any unobservable inputs used to determine the fair value of its derivative financial instruments are not significant to the fair value measurement in its entirety, and therefore the Company does not consider its derivative financial instruments to be Level 3 liabilities.

For the three months and six months ended June 30, 2008, the Company recognized unrealized gains of $972,000 and $135,000, respectively, which represent the change in the fair value of the interest rate swaps.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include property held for sale and those associated with acquired businesses, including goodwill and other intangible assets.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.  During the three months ended June 30, 2008, the Company recorded an impairment loss of $4.3 million related to property held for sale (Note 9), which is included in loss from discontinued operations.  The fair value of this property was determined based on a recent offer from a prospective purchaser (Level 2 input).

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, as of January 1, 2008, but has not made any fair value elections with respect to any of its eligible assets or liabilities as of June 30, 2008.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
June 30, 2008

12.           Subsequent Event

On July 25, 2008, the Company entered into five Agreements for Sale of Real Estate (the “Agreements”) with Ventas Realty, LP (“Ventas”) to purchase five communities consisting of 432 units located in Ohio, Florida (2), California and Michigan.  These communities, which are operated as assisted living and memory care service facilities, are currently leased from Ventas under three master leases dated August 1, 2005, March 24, 2006, and April 20, 2006, that were originally entered into by Summerville.  Under the terms of the Agreements, the Company will pay an aggregate purchase price of $62.5 million, plus estimated closing costs of approximately $2.8 million, for the acquired communities.  The completion of this transaction is subject to customary closing conditions.  The Company has made an earnest money deposit of $250,000 related to the Agreements.

The Company is in the process of obtaining commitments for mortgage financing related to this transaction in an amount equal to approximately 75% of the purchase price.  The balance of the purchase price will be funded by seller-provided financing of $10.0 million, a refund of approximately $6.0 million of security deposits held by Ventas, and the balance from cash on hand.  The seller-provided financing is for a term of three years at an annual interest rate of 8.0%, increasing annually by 25 basis points, with monthly payments equal to accrued interest plus a $40,000 monthly principal payment.

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

Overview

During the first six months of 2008, we continued to concentrate on implementing our previously disclosed growth strategy, which focuses on increasing our revenues and cash flows through a combination of: (i) organic growth in

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

our existing operations; (ii) selected acquisitions of additional communities; and (iii) expansion of our existing communities.

In 2007, we acquired 88 communities that we previously had leased and eight communities previously leased by Summerville, leased one, and purchased one additional community, and, as a result of our acquisition of Summerville, began operating another 73 communities leased by Summerville.  So far in 2008, we acquired 43 communities we previously had leased, entered into leases for two additional communities, and purchased one other new community.  In 2007 and continuing into 2008, we have also focused more on internal growth through expansion of existing properties and construction of new communities.

The following table sets forth a summary of our property interests:

	As of June 30,		As of December 31,		As of June 30,
	2008		2007		2007
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	149	11,952	107	8,781	53	3,698
Leased (2)	106	9,855	147	12,978	118	9,931
Consolidated Portfolio	255	21,807	254	21,759	171	13,629
Managed/Admin Services	11	1,265	10	1,184	9	1,084
Joint Venture/Partnership	23	1,737	23	1,737	25	1,975
Operated Portfolio	289	24,809	287	24,680	205	16,688

Percentage increase (decrease) (3)	0.7%	0.5%	41.4%	49.5%	1.0%	1.1%

(1)   Owned communities increased from June 30, 2007, due to the acquisition of three communities on August 6, 2007, 41 communities on August 15, 2007, nine communities on August 31, 2007, one community in December 2007, 24 communities on April 2, 2008, one community on June 12, 2008, and 19 communities on June 30, 2008, less two communities sold on May 15, 2008.  Of the owned communities, three are held for sale and are in discontinued operations, representing 310 units.

(2)   Of the 106 leased communities at June 30, 2008, 71 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 31 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.  The remaining four leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

(3) The percentage increase (decrease) indicates the change from the prior year, or, in the case of June 30, 2008 and 2007, from the end of the prior fiscal year.

The total consolidated portfolio of 21,807 units at June 30, 2008, consist of the following unit types:

Total Units
Independent Living	1,444
Assisted Living	16,844
Alzheimer's Care	2,916
Skilled Nursing Care	72
Operating Units	21,276
Held for sale (3 properties)	310
Units taken out of service	221
Designed Capacity Units	21,807

The units taken out of service represent rooms that have been converted for alternative uses, such as additional office space, and are not available for immediate occupancy, and therefore excluded from the calculation of occupancy percentage.  These units are put back into service as demand dictates.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities.  In evaluating the rate component, we generally rely on the average monthly revenue per occupied unit, computed by dividing the total community revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we generally rely on an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.  We evaluate these and other operating components for our consolidated portfolio, which includes the communities we own and lease, and our operating portfolio, which also includes the communities we manage.

The table below shows for our consolidated portfolio the average monthly revenue per occupied unit and occupancy rate for the three and six months ended June 30, 2008 and 2007:

	Three Months ended June 30,					Six Months Ended June 30,
	2008	2007	$ Δ	% Δ		2008	2007	$ Δ	% Δ
Average monthly revenue
per occupied unit	$ 3,372	$ 3,212	$ 160	5.0%		$ 3,349	$ 3,198	$ 151	4.7%

Average occupancy rate	86.4%	86.4%		.0	ppt*	86.8%	86.6%		.2	ppt*

* percentage points

We believe that occupancy rates reflect industry-wide factors and other economic conditions, as well as our own actions and policies, including the various acquisitions and development projects we completed in 2007 and 2008.  Although occupancy rates have recently leveled off or declined slightly, we continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

Since our inception in 1993, we have incurred operating losses totaling approximately $307.0 million as of June 30, 2008.  We believe that these losses have resulted from our emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Significant Transactions

In recent periods, and continuing into 2008, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized in Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements above.

The following table shows the changes in buildings from December 31, 2006, through June 30, 2008, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2006		10	161	171	32	203
Walking Horse Meadows – disposition	Jan-07	–	–	–	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	–	–	–
HRT Purchase	Mar-07	12	(12)	–	–	–
HCPI Purchase	Mar-07	7	(7)	–	–	–
March 31, 2007		53	118	171	31	202
Additional JV– management agreements	May-07	–	–	–	3	3
June 30, 2007		53	118	171	34	205
Inn at Marietta	Jul-07	–	1	1	–	1
HC REIT Purchase	Aug-07	3	(3)	–	–	–
HCPI Purchase (including 8 Summerville communities)	Aug-07	41	(33)	8	–	8
Wegman Purchase	Aug-07	9	(9)	–	–	–
Isle of Ledgewood	Sep-07	–	–	–	1	1
Summerville Merger	Sep-07	–	73	73	–	73
September 30, 2007		106	147	253	35	288
Cooper George - disposition	Oct-07	–	–	–	(1)	(1)
Gardens at Westlake - disposition	Oct-07	–	–	–	(1)	(1)
Pinnacle - purchase	Dec-07	1	–	1	–	1
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - acquisition	Jan-08	–	1	1	–	1
Summerville at Hazel Creek - acquisition	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289
NHP Purchase	Apr-08	24	(24)	–	–	–
Galleria Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Meridian Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Arborwood - purchase	Jun-08	1	–	1	–	1
Emeritus at Stow - development	Jun-08	–	–	–	1	1
HCN Purchase	Jun-08	19	(19)	–	–	–
June 30, 2008		149	106	255	34	289

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

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

					Period-to-Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Six Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
	2008	2007	2008	2007	2008-2007	2008-2007

Revenues:	100.0%	100.0%	100.0%	100.0%	73.0%	72.8%
Expenses:
Community operations*	63.9	62.1	64.6	62.5	(78.1)	(78.3)
General and administrative	7.9	10.4	7.9	9.9	(31.3)	(37.5)
Depreciation and amortization	15.8	13.2	16.1	13.3	(106.0)	(110.9)
Facility lease expense	11.9	6.8	12.0	8.1	(204.9)	(155.8)
Total operating expenses	99.5	92.5	100.6	93.8	(86.2)	(85.3)
Operating income (loss) from continuing operations	0.5	7.5	(0.6)	6.2	(88.9)	(115.8)
Other income (expense)
Interest income	0.3	0.6	0.4	0.5	(3.0)	21.4
Interest expense	(12.2)	(15.5)	(11.7)	(14.0)	(35.4)	(44.3)
Change in fair value of interest rate swaps	0.5	-	-	-	N/A	N/A
Equity gains (losses) in unconsolidated joint ventures	0.4	6.5	(0.2)	3.0	90.6	113.2
Other, net	(0.3)	0.6	-	-	(178.2)	(714.3)
Net other expense	(11.3)	(7.8)	(11.6)	(10.5)	(151.4)	(91.1)
Loss from continuing operations before income taxes	(10.8)	(0.3)	(12.2)	(4.3)	N/A	N/A
Provision for income taxes	(0.2)	(0.9)	(0.1)	(0.6)	74.1	63.6
Loss from continuing operations	(10.9)	(1.2)	(12.3)	(4.9)	N/A	N/A
Loss from discontinued operations	(2.6)	(0.3)	(1.4)	(0.3)	N/A	N/A
Net loss	(13.5%)	(1.5%)	(13.7%)	(5.2%)	N/A	N/A

*  exclusive of depreciation and amortization and facility lease expense shown separately.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Comparison of the Three Months Ended June 30, 2008 and 2007

Total Operating Revenues:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$185,705	$107,137	$78,568	73.3%
Management fees	1,223	930	293	31.5%
Total operating revenues	$186,928	$108,067	$78,861	73.0%

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,372	$3,212	$160	5.0%

Average occupancy rate	86.4%	86.4%		.0	ppt*

* percentage points

Of the $78.6 million increase in community revenues for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, approximately $74.3 million was due to the addition of 86 new communities, including the Summerville communities.  The remaining increase of $4.3 million was primarily due to the increase in the average monthly revenue per occupied unit.

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

The increase in management fee revenue was primarily due to the Blackstone joint venture (Blackstone JV) (see Note 4 to the Unaudited Condensed Consolidated Financial Statements above), from which we recorded $822,000 and $696,000 in the three-month periods ended June 30, 2008 and 2007, respectively.

Community Operations:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$119,526	$67,094	$52,432	78.1%
As a percent of revenue	63.9%	62.1%		2.1	ppt

Of the $52.4 million increase in community operations expenses, $48.1 million was due to the addition of 86 new communities, including the Summerville communities.  The remaining increase of $4.3 million was primarily related to increases in employee salaries and benefits of $2.7 million and $1.6 million in various other community operating expenses.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

General and Administrative:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$14,731	$11,221	$3,510	31.3%
As a percent of revenue	7.9%	10.4%		(2.5	) ppt

The growth in general and administrative expenses of $3.5 million was primarily related to staffing costs for regional and corporate overhead positions, comprised of increases in the number of personnel and in average salaries, and consisted of approximately $2.2 million in salaries and benefits, including an increase of $650,000 in non-cash stock compensation expense.  Much of the increase in staffing costs relates to the addition of the 86 new communities, including the Summerville communities.  The remaining increase consisted primarily of increases in consulting and legal fees, travel, and payroll processing costs.  Included in general and administrative expenses was non-cash stock compensation expense of $1.4 million and $786,000 for the three months ended June 30, 2008 and 2007, respectively.  Ongoing stock option expense is approximately $1.4 million per quarter based on the current stock options outstanding.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.9% for the three months ended June 30, 2008 from 8.5% for the three months ended June 30, 2007.

Depreciation and Amortization:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$29,451	$14,294	$15,157	106.0%
As a percent of revenue	15.8%	13.2%		2.6	ppt

The increase in depreciation and amortization expense of $15.2 million was primarily the result of $14.1 million in depreciation and amortization expense related to new communities we acquired and a $1.9 million increase from the acquisition of properties formerly leased, partially offset by a decrease of $862,000 in depreciation expense for the remaining communities.

Facility Lease Expense:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$17,435	$7,164	$10,271	143.4%
Above/below market rent	2,524	–	2,524	N/A
Straight-line rent	2,354	153	2,201	N/A
Total facility lease expense	$22,313	$7,317	$14,996	204.9%
As a percent of revenue	11.9%	6.8%		5.1	ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

The increase in facility lease expense of $15.0 million was primarily due to the operating lease expense increase of $20.4 million due to the addition of new leased communities, partially offset by a decrease of $6.2 million due to the acquisitions of communities we previously leased.  The remaining increase of $806,000 was primarily due to annual lease escalators on other leased communities.  We leased 71 and 38 communities under operating leases as of June 30, 2008 and 2007, respectively.  The increase in the number of leased communities was due primarily to the acquisition of Summerville, offset in part by acquisitions of communities we previously leased.

Interest Income:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$581	$599	$(18)	(3.0%)
As a percent of revenue	0.3%	0.6%		(.3	) ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.

Interest Expense:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$(22,741)	$(16,801)	$(5,940)	35.4%
As a percent of revenue	(12.2%)	(15.5%)		3.3	ppt

The increase in interest expense of $5.9 million for the second quarter of 2008 as compared to the 2007 period was primarily due to an increase of $7.1 million in interest expense from financings on the acquisition of communities and debt assumed in the Summerville acquisition, partially offset by reductions in other interest expense of $1.0 million due to the refinancings and normal reductions on other loans and mortgages.

Change in fair value of interest rate swaps:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$972	$–	$972	N/A
As a percent of revenue	0.5%	–		.5	ppt

For the three months ended June 30, 2008, we had unrealized gains of $972,000, which represent the change in the fair value of the interest rate swaps.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Equity Gains in Unconsolidated Joint Ventures:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Equity gains in
unconsolidated joint ventures	$665	$7,065	$(6,400)	(90.6%)
As a percent of revenue	0.4%	6.5%		(6.1	)ppt

The equity gains of $794,000 from the Blackstone JV for the three months ended June 30, 2008, includes $876,000 in unrealized gains from the change in the fair value of interest rate swaps and were partially offset by equity losses of $130,000 from the Stow JV.  The equity gains in unconsolidated joint ventures of $7.1 million in the three months ended June 30, 2007, primarily reflects net equity gains of $7.7 million recognized in connection with the Company’s divestiture of its investment in Senior Med, partially offset by equity operating losses in Senior Med of $113,000 and in the Blackstone JV of $450,000.  We sold our interest in Senior Med in May 2007.

Other, net:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$(580)	$742	$(1,322)	(178.2%)
As a percent of revenue	(0.3%)	0.6%		(.9	) ppt

Other, net in 2008 primarily reflects $1.1 million of expenses related to refinancing transactions, partially offset by the amortization of deferred gains of $502,000.  Other, net in the three months ended June 30, 2007, primarily reflects $549,000 of amortization of deferred gains in 2007 and an increase of $189,000 on our investment for our non-qualified compensation plan.

Income Taxes:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(270)	$(1,044)	$774	N/A
As a percent of revenue	(0.2%)	(0.9%)		(0.7	) ppt

The income tax provision in 2008 represents estimated state income and franchise tax liabilities.  In the 2007 period, the tax provision represents estimated taxes on the gain from the Senior Med transaction. The estimated tax benefit of excess stock compensation deductions in 2007 in the amount of $286,000 was credited to additional paid-in capital.

Net Loss and Property-Related Expense:

In comparing the net loss for the three months ended June 30, 2008 and 2007, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$29,451	$14,294	$15,157	106.0%
Total facility lease expense	22,313	7,317	14,996	204.9%
Interest expense	22,741	16,801	5,940	35.4%
Total property-related expense	$74,505	$38,412	$36,093	94.0%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$6,248	$9,210	$(2,962)	(32.2%)
Interest expense	6,118	9,557	(3,439)	(36.0%)
Straight-line lease expense	2,354	153	2,201	N/A
Operating lease expense	17,435	7,164	10,271	143.4%
Total property-related lease expense	32,155	26,084	6,071	23.3%
Actual lease payments	(27,149)	(22,025)	(5,124)	23.3%
Expense in excess of lease payments	$5,006	$4,059	$947	23.3%

Our property-related expense associated with our leases exceeded our actual lease payments by $5.0 million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively.  The impact of lease accounting increased by $947,000 in the current year quarter from the comparable quarter last year due primarily to the Summerville acquisition, partially offset by a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases from the acquisition of the formerly leased communities.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the quarter ended June 30, 2008, the actual lease payments increased from the comparable period in the prior year due to the acquisition transactions discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Comparison of the Six Months Ended June 30, 2008 and 2007

Total Operating Revenues:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Total community revenues	$370,442	$213,958	$156,484	73.1%
Management fees	2,382	1,807	575	31.8%
Total operating revenues	$372,824	$215,765	$157,059	72.8%

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,349	$3,198	$151	4.7%

Average occupancy rate	86.8%	86.6%		.2	ppt

Of the $156.5 million increase in community revenues for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, approximately $148.3 million was due to the addition of 86 new communities, including the Summerville communities.  The remaining increase of $8.2 million was primarily due to increases in the average monthly revenue per occupied unit.

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

The increase in management fee revenue was primarily due to the Blackstone JV, from which we recognized $1.6 million and $1.3 million in the six-month periods ended June 30, 2008 and 2007, respectively.

Community Operations:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$240,612	$134,972	$105,640	78.3%
As a percent of revenue	64.6%	62.5%		2.1	ppt

Of the $105.6 million increase in community operating expense, $97.7 million was due to the addition of 86 new communities, including the Summerville communities.  Of the remaining increase of $7.9 million, $6.1 million was primarily due to increases in labor-related costs.  The remaining increase of $1.8 million was primarily related to increases in various other community operating expenses.  Included in this net increase was a $1.9 million decrease in professional and general liability insurance expense in 2008 based upon an actuarial valuation report compared to a similar decrease of $2.5 million in the comparable period of 2007.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

General and Administrative:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$29,342	$21,336	$8,006	37.5%
As a percent of revenue	7.9%	9.9%		(2.0	) ppt

The growth in general and administrative expenses of $8.0 million was primarily related to staffing costs for regional and corporate overhead positions, comprised of increases in the number of personnel and in average salaries, and consisted of approximately $5.5 million in salaries and benefits, including an increase of $1.5 million in non-cash stock compensation expense.  Much of the increase in staffing costs relates to the addition of the 86 new communities, including the Summerville communities.  The remaining increase consisted primarily of increases in consulting and legal fees, travel, payroll processing costs, telephone, and dues and subscriptions.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.9% for the six months ended June 30, 2008 from 8.1% for the six months ended June 30, 2007.

Depreciation and Amortization:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$60,355	$28,624	$31,731	110.9%
As a percent of revenue	16.1%	13.3%		2.8	ppt

The increase in depreciation and amortization expense of $31.7 million was primarily the result of $28.2 million in depreciation and amortization expense related to new communities we acquired and a $4.8 million increase from the acquisition of properties formerly leased, partially offset by a decrease of $1.3 million in depreciation expense for the remaining communities.

Facility Lease Expense:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Facility lease expense	$34,789	$17,124	$17,665	103.2%
Above/below market rent	5,048	–	5,048	N/A
Straight-line rent	4,792	326	4,466	N/A
Total facility lease expense	$44,629	$17,450	$27,179	155.8%
As a percent of revenue	12.0%	8.1%		3.9	ppt

The increase in facility lease expense of $27.2 million was primarily due to the operating lease expense increase of $40.8 million due to the addition of new leased communities, partially offset by a decrease of $14.8 million due to

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

the acquisitions of communities we previously leased.  The remaining increase of $1.2 million was primarily due to annual lease escalators on other leased communities.  We leased 71 and 38 communities under operating leases as of June 30, 2008 and 2007, respectively.  The increase in the number of leased communities was due primarily to the acquisition of Summerville, offset in part by acquisitions of communities we previously leased.

Interest Income:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$1,435	$1,182	$253	21.4%
As a percent of revenue	0.4%	0.5%		(.1	) ppt

Interest income was primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.

Interest Expense:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$43,783	$30,333	$13,450	44.3%
As a percent of revenue	11.7%	14.0%		(2.3	) ppt

The increase in interest expense of $13.5 million for the first six months of 2008 as compared to the 2007 period was primarily due to an increase of $15.5 million in interest expense from financings on the acquisition of communities and debt assumed in the Summerville acquisition, partially offset by reductions of $2.0 million in other interest expense due to the refinancings and normal reductions on other loans and mortgages.

Change in fair value of interest rate swaps:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$135	$–	$135	N/A
As a percent of revenue	–	–		0.0	ppt

For the six months ended June 30, 2008, we had unrealized gains of $135,000, which represent the change in the fair value of the interest rate swaps.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Equity Gains (Losses) in Unconsolidated Joint Ventures:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Equity gains (losses) in
unconsolidated joint ventures	$(857)	$6,496	$(7,353)	(113.2%)
As a percent of revenue	(0.2%)	3.0%		(3.2	) ppt

The equity losses for the six months ended June 30, 2008, were comprised of equity losses of $705,000 from the Blackstone JV, partially offset by an $85,000 gain relating to a change in the fair value of an interest rate swap, and equity losses of $152,000 from the Stow JV.  The equity gains in unconsolidated joint ventures of $6.5 million in 2007 primarily reflects net equity gains of $7.7 million recognized in connection with the Company’s divestiture of its investment in Senior Med, partially offset by equity operating losses in Senior Med of $113,000 and the Blackstone JV of $845,000 for the six months ended June 30, 2007.  We sold our interest in Senior Med in May 2007.

Other, net:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$(172)	$28	$(200)	N/A
As a percent of revenue	–	–		.0	ppt

Other, net in 2008 primarily reflects $1.1 million of expenses related to refinancing transactions, partially offset by the amortization of deferred gains of $1.0 million.  The balance in 2007 primarily relates to the incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of our convertible debentures into common stock, offset by $1.1 million of amortization of deferred gains.

Income Taxes:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(480)	$(1,320)	$840	N/A
As a percent of revenue	(0.1%)	(0.6%)		(0.5	) ppt

The income tax provision in 2008 represents estimated state income and franchise tax liabilities.  In the 2007 period, the tax provision represents estimated taxes on the gain from the Senior Med transaction. The estimated tax benefit of excess stock compensation deductions in 2007 in the amount of $557,000 was credited to additional paid-in capital.

Net Loss and Property-Related Expense:

In comparing the net loss for the six months ended June 30, 2008 and 2007, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Six Months Ended June 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$60,355	$28,624	$31,731	110.9%
Total facility lease expense	44,629	17,450	27,179	155.8%
Interest expense	43,783	30,333	13,450	44.3%
Total property-related expense	$148,767	$76,407	$72,360	94.7%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$15,841	$18,753	$(2,912)	(15.5%)
Interest expense	14,806	19,649	(4,843)	(24.6%)
Straight-line lease expense	4,792	326	4,466	N/A
Operating lease expense	34,789	17,124	17,665	103.2%
Total property-related lease expense	70,228	55,852	14,376	25.7%
Actual lease payments	(58,729)	(47,442)	(11,287)	23.8%
Expense in excess of lease payments	$11,499	$8,410	$3,089	36.7%

Our property-related expense associated with our leases exceeded our actual lease payments by $11.5 million and $8.4 million for the six months ended June 30, 2008 and 2007, respectively.  The impact of lease accounting increased by $3.1 million in the first two quarters of the current year from the comparable period last year due primarily to the Summerville acquisition, partially offset by a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases from the acquisition of the formerly leased communities.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the six months ended June 30, 2008, the actual lease payments increased over the comparable period in the prior year due to the acquisition transactions discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Same Community Comparison

Of our 255 communities, we have operated 169 communities continuously since January 1, 2007, which we refer to as our “same communities.”  The following table sets forth a comparison of same communities results of operations for the three months ended June 30, 2008 and 2007, respectively, excluding general and administrative expenses.

	Three Months Ended June 30,
	(In thousands)
			$Δ	% Δ
	2008	2007	Fav / (Unfav)	Fav / (Unfav)
Revenue	$111,419	$107,323	$4,096	3.8%
Community operations *	(72,838)	(69,506)	(3,332)	(4.8)
Community operating income	38,581	37,817	764	2.0
Depreciation & amortization	(15,244)	(14,217)	(1,027)	(7.2)
Facility lease expense	(1,623)	(7,103)	5,480	77.2
Operating income	21,714	16,497	5,217	31.6
Interest expense, net	(18,790)	(15,945)	(2,845)	(17.8)
Operating income after interest expense	$2,924	$552	$2,372	429.7%

* exclusive of depreciation and amortization and facility lease expense shown separately

These same communities represented $111.4 million or 60.0% of our total community revenue of $185.7 million for the second quarter of 2008.  The increase in same community revenues of $4.1 million was primarily due to improvements in average revenue per occupied unit.

	Three Months Ended June 30,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,315	$3,217	$98	3.0%

Average occupancy rate	86.2%	86.4%		(.2	) ppt

The increase of $3.3 million in community operations expenses for our same communities was primarily related to normal inflationary increases in employee-related expenses of $3.0 million including salaries and workers’ compensation expense.  The remainder was primarily related to increases in various other community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) for our same communities decreased by approximately $1.6 million, which primarily reflects the effect of the termination of leases from the acquisition of communities formerly leased, which increased depreciation and amortization by $1.0 million and increased interest expense by $2.8 million, while decreasing facility lease expense by $5.5 million.

Operating income after interest expense for our same communities increased from $552,000 to $2.9 million for a total increase of $2.4 million from the comparable period of 2007, primarily as a result of an increase in operating income and of the property-related expenses discussed above.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will have a positive impact on operating performance over time.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Liquidity and Capital Resources

At June 30, 2008, we had cash on hand of $37.2 million compared to $67.7 million at December 31, 2007.  We had working capital deficits of $37.4 million and $31.4 million at June 30, 2008 and December 31, 2007, respectively.

We have incurred significant operating losses since our inception.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit at June 30, 2008, includes $27.2 million of deferred revenue and unearned rental income, which will not require a future outlay of cash.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for (i) convertible debentures of $10.5 million, which were paid off at maturity on July 1, 2008, (ii) the current portion of long-term debt of $24.3 million due by June 30, 2009, and (iii) long-term debt maturities of $122.6 million due after June 2009 but prior to June 30, 2010, which the Company plans to refinance prior to their due dates or will pay them at maturity.

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

The following is a summary of cash flow information for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007

Cash provided by operating activities	$39,262	$23,550
Cash used in investing activities	(563,816)	(196,806)
Cash provided by financing activities	494,049	185,731
Net increase (decrease) in cash and cash equivalents	(30,505)	12,475
Cash and cash equivalents at the beginning of the period	67,710	14,049
Cash and cash equivalents at the end of the period	$37,205	$26,524

In the first six months of 2008 and in each of the previous three years, we reported positive net cash from operating activities in our consolidated statements of cash flows.  The increase in cash provided by operating activities in the first six months of 2008 compared to the prior year period is due primarily to the additional cash flow as a result of the completion of the Summerville acquisition in September 2007, the strength of the performance of the communities we operated during both periods, and fluctuations in the timing of receivables and payables.  Additionally, by purchasing the real estate underlying leased facilities, we replaced lease payments with lower levels of debt service and also avoided future scheduled lease escalators.

The increase in cash used in investing activities was primarily due to the number of current year acquisitions as compared to the prior period.  In the first two quarters of 2008, we purchased 43 communities that we previously operated under lease agreements and purchased one additional community.  As a result, cash paid for acquisitions of property and equipment amounted to $564.1 million in the first two quarters of 2008 compared to $196.1 million in the prior year period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

The increase in cash provided by financing activities was related to the increase in acquisition activity described in the previous paragraph.  As a result, proceeds from long-term borrowings, net of repayments, amounted to $512.1 million in the first six months of 2008 compared to $182.3 million in the prior year period.  This increase in net cash proceeds was offset in part by an increase in debt issuance costs ($6.6 million), cash placed in escrow for the redemption of convertible debentures in 2008 ($10.8 million) and fluctuations in restricted cash balances ($3.3 million).

At June 30, 2008, we had payment obligations for long-term debt, capital and financing leases, and convertible debentures due in the next 12 months totaling approximately $44.8 million.  In addition, for the year ending December 31, 2008, we anticipate that we will make investments of approximately $19.9 million to $24.7 million for capital expenditures, comprised of approximately $13.9 million to $14.7 million of routine capital expenditures (including corporate capital expenditures) and approximately $6.0 million to $10.0 million of net capital expenditures in connection with our community expansion and development program.  In the first six months of 2008, our capital expenditures (excluding acquisition of communities) totaled $18.9 million, of which $7.5 million was for routine capital requirements, $2.3 million for computer and related equipment to support new sales and marketing systems, and $9.1 million related to community expansion and development, including projects begun in 2007.  We had $37.2 million of available cash at June 30, 2008, to fund any 2008 payment requirements in excess of cash generated from operations.  The convertible debentures in the amount of $10.5 million were paid off at maturity on July 1, 2008, using cash classified as “Restricted cash in escrow” on the balance sheet as of June 30, 2008.
.
In April 2008, we refinanced the mortgage debt on 23 of our existing properties, which provided net cash proceeds of $25.6 million.  We also extended the term of a $21.4 million note payable due in March 2008 to March 2009.  We will need to continue our improvements in operating performance or seek other sources of cash to meet our payment obligations in future years.  The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007 and the first half of 2008.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue throughout 2008.  Moreover, leading economic indicators such as employment levels and income growth predict a downward trend in the United States economy during 2008, and possibly a recession.  However, we believe that need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by the relative stability in occupancy, improvements in cash flows, and our ability to finance the acquisition of 141 properties during 2007 and 2008, including the acquisition of 24 NHP communities completed in April 2008 and the acquisition of 19 HCN communities in June 2008.

As a consequence of our property and lease transactions in 2008, our long-term debt increased from $113.0 million at December 31, 2006, to $1.3 billion at June 30, 2008, including the convertible debentures repaid on July 1, 2008.  Our obligations under operating leases have increased from $299.3 million to $841.6 million primarily due to the Summerville acquisition, and our capital lease and financing obligations decreased from $608.6 million to $234.3 million primarily as a result of the acquisition of leased properties.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations.  Such cross-default provisions affect the majority of our properties and as a result, any event of default could cause a material adverse effect on our financial condition.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, we are required to maintain the leased properties in a reasonable and prudent manner.  For the six months ended June 30, 2008, we were in violation of one or more covenants related to rent coverage ratios or occupancy in certain of our leases and a mortgage, but have obtained waivers from the owners/lenders related to these lease covenant defaults.  The waivers expire on  July 1, 2009.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, National Association, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits us to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows us to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  See Note 5, Long-Term Debt, for further details.  There were no outstanding borrowings under the line of credit as of June 30, 2008.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

The following table summarizes our contractual obligations at June 30, 2008, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$1,255,790	$24,270	$184,309	$195,033	$852,178
Capital lease and financing obligations,
including current portion	234,312	10,043	23,212	29,044	172,013
Operating leases	841,609	67,610	138,195	141,383	494,421
Convertible debentures	10,455	10,455	-	-	-
	$2,342,166	$112,378	$345,716	$365,460	$1,518,612

The following table summarizes interest on our contractual obligations at June 30, 2008, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$580,901	$80,919	$149,106	$120,774	$230,102
Capital lease and financing obligations	149,729	17,402	32,690	29,180	70,457
Convertible debentures	327	327	-	-	-
	$730,957	$98,648	$181,796	$149,954	$300,559

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this report.

Impact of Inflation

To date, inflation has not had a significant impact on us.  Inflation could, however, affect our cost of doing business, and consequently, our operating income due to limitations on our ability to increase monthly rates because of our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 8.2% of revenues for the six months ended June 30, 2008.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most GAAP measures.  In this report, we define and use the non-GAAP financial measure of Adjusted EBITDA/EBITDAR, as set forth below:

Definition of Adjusted EBITDA/EBITDAR:

We define Adjusted EBITDA/EBITDAR as net loss adjusted for:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

•	gains or losses, net of tax, in discontinued operations,
•	provision or benefit for income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	gains or losses on sale of assets , termination of leases, or investments,
•	depreciation and amortization,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock option compensation expense,
•	interest expense,
•	interest income, and
•	other non-cash unusual adjustments

Definition of Adjusted EBITDAR:

We define Adjusted EBITDAR as Adjusted EBITDA adjusted for facility lease expense.

Management's Use of Adjusted EBITDA/EBITDAR:

We use Adjusted EBITDA/EBITDAR to assess our overall financial and operating performance.  We believe these non-GAAP measures, as we have defined them, are useful in identifying trends in our day-to-day performance because it excludes items that have little or no significance to our day-to-day operations.  These measures provide an assessment of controllable expenses and afford management the ability to make decisions, which are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance.  These measures also provide indicators for management to determine if adjustments to current spending levels are needed.

Adjusted EBITDA/EBITDAR provide us with measures of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, interest expense, and lease expense associated with our capital structure.  These metrics measure our financial performance based on operational factors that management can influence in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA/EBITDAR are some of the metrics used by senior management to review the financial performance of the business on a monthly basis and are used by research analysts and investors to evaluate the performance and value of the companies in our industry.

Limitations of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to our losses to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss includes:

•	The items excluded from the calculation of Adjusted EBITDA/EBITDAR generally represent income or expense items that may have a significant affect on our financial results,
•	Items determined to be non-recurring in nature could, nevertheless, re-occur in the future, and
•
Depreciation and amortization, while not directly affecting our current cash position, does represent wear and tear and/or reduction in value of our properties.  If the cost to maintain our properties exceeds our expected routine capital expenditures, then this could affect our ability to attract and retain long-term residents at our communities.

An investor or potential investor may find this important in evaluating our performance and results of operations.  We use these non-GAAP measures to provide a more complete understanding of the factors and trends affecting our business.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR presented below, along with our consolidated balance sheets, statements of operations, and cash flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(25,234)	$(1,589)	$(51,202)	$(11,324)
Provision for income taxes	270	1,044	480	1,320
Equity losses (gains) in unconsolidated joint ventures	(665)	(7,065)	857	(6,496)
Depreciation and amortization	29,451	14,294	60,355	28,624
Amortization of deferred gains	(502)	(549)	(1,004)	(1,103)
Non-cash stock option compensation expenses	1,436	786	2,818	1,323
Convertible debentures conversion costs	-	-	-	1,329
Interest expense	22,741	16,801	43,783	30,333
Change in fair value of interest rate swaps	(972)	-	(135)	-
Interest income	(581)	(599)	(1,435)	(1,182)
Discontinued operations	4,768	291	5,366	760
Other non-cash unusual activity:
Professional and workers' compensation liability adjustments	(1,854)	(1,659)	(1,854)	(1,672)
Adjusted EBITDA	28,858	21,755	58,029	41,912
Facility lease expense	22,313	7,317	44,629	17,450
Adjusted EBITDAR	$51,171	$29,072	$102,658	$59,362

Subsequent Event

For a discussion of subsequent event, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this report.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
June 30, 2008

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At June 30, 2008, we had approximately $130.0 million of variable rate borrowings based on the LIBOR rate.  As of June 30, 2008, our weighted average variable rate is 2.13% in excess of the LIBOR rate.  For every 1% change in the LIBOR rate, our interest expense will change by approximately $1.3 million annually.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2008.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have a $19.6 million interest rate swap contract that matures in August 2012 and a $12.4 million interest rate swap contract that matures in January 2010.  A 100 basis point increase in interest rates would increase the combined fair value of these swaps by approximately $882,000 and a 100 basis point decrease in interest rates would decrease the combined fair value of these swaps by approximately $919,000.

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report.  Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on June 12, 2008.

(b)	Not applicable.

(c)	The following matters voted upon at the meeting received the number of votes set forth below:

•	Election of Class I, Class II, and Class III directors
•	Ratification of appointment of independent registered public accounting firm

Election of Directors:
			Abstain or
Name	For	Withhold	Broker Non-vote
Daniel R. Baty	38,107,291	78,560	871,887
Bruce L. Busby	37,476,145	709,706	871,887
Charles P. Durkin, Jr.	37,476,645	709,206	871,887
Stuart Koenig	37,476,416	718,435	862,887
Granger Cobb	38,107,087	78,764	871,887

Ratification of Independent Public Accountants:

For	Against	Abstain	Broker Non-vote
38,089,695	7,076	89,080	871,887

(d)	Not applicable.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Executive Vice President - Finance, Chief Financial Officer, and Secretary

Index to Exhibits

			Footnote
Number	Description		Number

10.2	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through
	December 7, 2005).		(1)
10.3	Amended and Restated 1998 Employee Stock Purchase Plan (as amended and restated
	as of March 26, 2008).
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors (24 Communities).
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008, among 23
		limited liability companies and limited partnerships, collectively as borrower, and Capmark
		Bank, as lender.	(2)
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008, in the
		principal amount of $16.8 million payable to Capmark Bank.	(2)
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated
		April 25, 2008, among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors
		Chandler LLC. Representative example of 18 communities, which in total equal $129 million.	(2)
	10.57.10	Multifamily Note dated April 25, 2008, between Fretus Investors Chandler LLC and
		Capmark Bank. Representative example of 18 communities which in total equal $129 million.	(2)
10.59	Documents Relating to Purchase and Financing of Communities from Alterra Healthcare Corporation (5 Communities)
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April
		30, 2008, between Emerikeyt Liberal Springs, LLC and and Keycorp Real Estate	(2)
		Capital Markets, Inc in the principal amount of $5.3 million.
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April
		30, 2008, between Emerikeyt Palms at Loma Linda Inc and and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.5 million.	(2)
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April
		30, 2008, between Emerikeyt Springs at Oceanside Inc. and and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.5 million.	(2)
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008, in the principal amount of $5.3 million
		between Emerikeyt Liberal Springs, LLC and and Keycorp Real Estate Capital Markets, Inc	(2)
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008, in the principal amount of $14.5 million
		between Emerikeyt Palms at Loma Linda Inc and and Keycorp Real Estate Capital Markets, Inc	(2)
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008, in the principal amount of $5.6 million
		between Emerikeyt Springs at Ocenaside Inc. and and Keycorp Real Estate Capital Markets, Inc.	(2)
	10.59.11	Loan Agreement dated April 25, 2008, by and between Emerikeyt Fairways of Augusta LLC
		and Keybank National Association for $4.1 million	(2)
	10.59.12	Loan Agreement dated April 25, 2008, by and between Emerikeyt Lo of Broadmoor LLC
		and Keybank National Association for $9,3 million	(2)
	10.59.13	Promissory Note dated April 25, 2008, Emerikeyt Fairways of Augusta LLC payable to
		and Keybank National Association for principal amount of $4.1 million	(2)
	10.59.14	Promissory Note dated April 25, 2008, Emerikeyt Lo of Broadmoor LLC payable to
		and Keybank National Association for principal amount of $9.3 million.
10.7	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities)
	10.70.02	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Nationwide
		Health Properties, Inc. and its affiliated signatories and Emeritus Corporation	(1)
	10.70.03	Master Credit Facility Agreement dated April 1, 2008, by and among Borrowers signatory
		hereto and Capmark Finance, Inc.	(1)
	10.70.04	Master Promissory Note of Emeritus Corporation dated April 1, 2008, in the principal amount of $241.9 million
		payable to Capmark Bank.	(1)
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008, in the principal
		amount of $30.0 million payable to Nationwide Health Properties, Inc.	(1)
	10.70.06	Promissory Note of Emeritus Corporation dated April 1, 2008, in the principal

Footnote
Number	Description	Number
		amount of $8.0 million payable to Nationwide Health Properties, Inc.	(2)
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc. (HCN)
	(29 Communities in two phasses: Phase 1: 19 communities, Phase 2: 10 communities )
	10.71.01	Asset Purchase Agreement dated June 9, 2008, by Emeritus Corporation and Health Care REIT,
		Inc. together with the affiliates of HCN	(2)
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008, by and between Emeritus
		Corporation and Health Care REIT, Inc. together with the affiliates of HCN	(2)
	10.71.03	Freddie Mac Multifamely Mortgage, Assignment of Rents and Security Agreement effective
		June 30, 2008, between Emeritol Woods at Eddy Pond LLC and KeyCorp Real Estate Capital
		Markets, Inc. Representative example of 19 communities, which in total equal $163.2 million.	(2)
	10.71.04	Freddie Mac Multifamily Note effective June 30, 2008, Emeritol Woods at Eddy Pond
		LLC jointly and severally promises to pay Keycorp Real Estate Capital Markets, Inc.
		Representative example of 19 communities, which in total equal $163.2 million.	(2)
	10.71.05	Promissory Note of Emeritus Corporation dated June 30, 2008, in the principal amount of $50.0 million payable to
		Health Care REIT, Inc.	(2)
31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 8, 2008.	(2)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated August 8, 2008.	(2)
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated August 8, 2008.	(2)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 8, 2008.	(2)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated August 8, 2008.	(2)
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated August 8, 2008.	(2)

Footnotes:

(1)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 9, 2008.
(2)	Filed herewith.