Form 10-Q
period 2008-09-30
EMERITUS CORP\WA\
filed 2008-11-10
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 39,126,125 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. Financial Information

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	September 30,	December 31,
	2008	2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$43,641	$67,710
Short-term investments	2,075	2,453
Trade accounts receivable, net of allowance of $811 and $995	5,646	6,383
Other receivables	4,905	11,510
Tax, insurance, and maintenance escrows	22,205	18,566
Prepaid workers' compensation	17,714	18,224
Other prepaid expenses	8,175	10,744
Property held for sale	15,134	–
Total current assets	119,495	135,590
Long-term investments	6,921	4,749
Property and equipment, net of accumulated depreciation of $141,683 and $179,620	1,621,850	1,418,152
Construction in progress	23,190	12,694
Restricted deposits	18,085	19,808
Lease and contract acquisition costs, net of amortization of $52,425 and $23,940	19,336	67,227
Goodwill	75,498	70,659
Other intangible assets, net of amortization of $13,089 and $3,944	133,629	142,774
Other assets, net	19,001	13,827
Total assets	$2,037,005	$1,885,480

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$79,403	$22,613
Current portion of capital lease and financing obligations	10,057	23,774
Current portion of convertible debentures	–	10,455
Trade accounts payable	5,909	7,844
Accrued employee compensation and benefits	37,450	35,815
Accrued interest	6,697	4,527
Accrued real estate taxes	12,532	7,715
Accrued professional and general liability	15,352	13,545
Accrued income taxes	4,835	5,377
Other accrued expenses	9,191	10,610
Deferred revenue	13,134	10,446
Unearned rental income	15,647	14,302
Total current liabilities	210,207	167,023
Long-term debt, less current portion	1,177,770	711,664
Capital lease and financing obligations, less current portion	222,053	497,039
Deferred gain on sale of communities	4,942	21,259
Deferred rent	12,681	6,231
Other long-term liabilities	20,301	23,757
Total liabilities	1,647,954	1,426,973
Commitments and contingencies
Shareholders' Equity (Deficit):
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
39,108,392 and 39,030,597 shares at September 30, 2008, and December 31, 2007, respectively	4	4
Additional paid-in capital	718,994	714,258
Accumulated other comprehensive income	86	–
Accumulated deficit	(330,033)	(255,755)
Total shareholders' equity	389,051	458,507
Total liabilities and shareholders' equity	$2,037,005	$1,885,480

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Community revenue	$191,761	$133,875	$562,203	$347,833
Management fees	1,266	1,415	3,648	3,221
Total operating revenues	193,027	135,290	565,851	351,054

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	123,726	86,525	364,338	221,496
General and administrative	14,737	12,999	44,079	34,335
Depreciation and amortization	29,199	20,046	89,554	48,670
Facility lease expense	22,339	12,205	66,968	29,655
Total operating expenses	190,001	131,775	564,939	334,156
Operating income from continuing operations	3,026	3,515	912	16,898

Other income (expense):
Interest income	480	2,618	1,915	3,799
Interest expense	(25,169)	(18,403)	(68,952)	(48,736)
Change in fair value of interest rate swaps	(119)	-	16	-
Equity gains (losses) in unconsolidated joint ventures	(33)	(805)	(890)	5,691
Other, net	(517)	737	(689)	766
Net other expense	(25,358)	(15,853)	(68,600)	(38,480)

Loss from continuing operations before income taxes	(22,332)	(12,338)	(67,688)	(21,582)
Benefit of (provision for) income taxes	(270)	1,290	(750)	(30)
Loss from continuing operations	(22,602)	(11,048)	(68,438)	(21,612)
Loss from discontinued operations	(474)	(525)	(5,840)	(1,285)
Net loss	$(23,076)	$(11,573)	$(74,278)	$(22,897)

Basic and diluted loss per common share:
Continuing operations	$(0.58)	$(0.34)	$(1.75)	$(0.93)
Discontinued operations	(0.01)	(0.02)	(0.15)	(0.06)
	$(0.59)	$(0.36)	$(1.90)	$(0.99)

Weighted average common shares outstanding-basic and diluted	39,082	32,001	39,059	23,165

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(74,278)	$(22,897)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	89,554	48,670
Amortization of above/below market rents	7,572	860
Amortization of deferred gain	(1,134)	(1,567)
Impairment of long-lived assets and investments	4,930	-
Amortization of loan fees	1,849	1,284
Allowance for doubtful receivables	1,096	798
Equity investment losses and distributions	890	1,651
Stock option compensation	3,786	3,456
Change in fair value of interest rate swap	(16)	-
Other	648	883
Changes in operating assets and liabilities
Deferred revenue	2,688	456
Deferred rent	7,012	1,348
Change in operating assets and liabilities - other	11,860	(4,387)
Net cash provided by operating activities	56,457	30,555
Cash flows from investing activities:
Acquisition of property and equipment	(574,970)	(784,877)
Acquisition deposits	(3,167)	-
Sale of property and equipment	6,754	-
Payment for purchase of Summerville, net of acquired cash	-	(770)
Lease and contract acquisition costs	(686)	(170)
Payments from affiliates and other managed communities, net	394	371
Investment in affiliates/other	(2,976)	(306)
Net cash used in investing activities	(574,651)	(785,752)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	950	330,863
Decrease in restricted deposits	1,882	8,555
Debt issuance and other financing costs	(9,405)	(5,570)
Proceeds from long-term borrowings and financings	663,496	643,093
Repayment of long-term borrowings and financings	(151,055)	(153,628)
Repayment of capital lease and financing obligations	(11,743)	(15,594)
Net cash provided by financing activities	494,125	807,719
Net increase (decrease) in cash and cash equivalents	(24,069)	52,522
Cash and cash equivalents at the beginning of the period	67,710	14,049
Cash and cash equivalents at the end of the period	$43,641	$66,571

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$65,143	$40,982
Cash paid during the period for income taxes	1,667	1,447
Cash received during the period for income tax refunds	2,647	-
Non-cash financing and investing activities:
Adjustments related to purchase of leased properties:
Capital and financing lease buyouts	281,925	126,565
Deferred gains and losses	15,462	467
Lease acquisition costs in a lease buyback	13,570	2,438
Deferred rent	562	3,912
Capital lease and financing obligations	4,964	2,884
Contingent purchase price adjustment to goodwill	4,458	-
Summerville accrued transaction costs	-	3,277
Unrealized gain on investment in marketable equity securities	86	-
Conversion of convertible debentures	-	16,120
Debt assumed in acquisitions	-	122,393
Summerville acquisition:
Fair value of Summerville assets acquired	-	408,954
Cash paid for Summerville acquisition	-	4,471
Stock issued for Summerville	-	273,349
Liabilities assumed upon merger	-	131,134

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

1.	Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of September 30, 2008, the Company owned 149 communities and leased 106 communities.  These 255 communities comprise the communities included in the consolidated financial statements.

The Company also provides management services to independent and related-party owners of assisted living communities.  At September 30, 2008, the Company managed 34 communities, of which 23 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of from 5% to 6% of gross revenues.

Effective September 1, 2007, Emeritus completed a merger transaction with Summerville Senior Living, Inc. (Summerville), pursuant to which the Company acquired all of the outstanding stock of Summerville (see Note 4, Acquisitions and Other Significant Transactions).  Summerville operated 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to senior citizens.  Financial results for periods subsequent to the merger include the combined operations of Emeritus and Summerville.

Emeritus has one operating segment, which is assisted living and related services.

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

Emeritus believes that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of its condensed consolidated financial statements.  Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of the Company’s significant accounting policies and use of estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (SEC) on March 17, 2008.

Effective September 1, 2007, the Company changed its estimate of the maximum useful life of buildings from 40 years to 50 years and applied this new policy prospectively for all acquired properties.  This change in estimate did not have a material impact on the periods presented herein.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

Basis of Presentation

The unaudited interim financial information furnished herein, in the opinion of the Company’s management, reflects all adjustments, consisting of only normally recurring adjustments, which are necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of September 30, 2008 and for all periods presented.  The results of operations for the period ended September 30, 2008, are not necessarily indicative of the operating results that may be achieved for the full year ended December 31, 2008.  The Company presumes that those reading this interim financial information have read or have access to its 2007 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 17, 2008.  Therefore, the Company has omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will have no impact on the Company’s consolidated financial statements when it is adopted effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No.160), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS No. 160 will be effective for Emeritus on January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 will have no impact on the Company’s statements of operations or cash flow and is not expected to have a material impact on its statement of financial condition when adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R replaces the existing SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It also requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date.  The additional fair value measurements of SFAS No. 141R replace the cost-allocation process of SFAS No. 141, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  In addition, all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period.  Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS No. 141R is effective prospectively for Emeritus for business combinations consummated on or after January 1, 2009.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current period presentation.

3.	Stock-Based Compensation

The Company records compensation expense based on fair value for all awards, which is estimated using the Black-Scholes option pricing model.  The Company recorded stock-based compensation expense for stock options and shares issued under the Company's various equity incentive plans and the Employee Stock Purchase (ESP) Plan of approximately $968,000 and $2.1 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $3.8 million and $3.5 million for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, the Company granted options to purchase 10,000 shares of common stock from the 2006 equity incentive plan (the 2006 Plan) and options to purchase 52,500 shares of common stock from the non-employee director plan.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008 and 2007:

	2008			2007
		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Shares	Price	$(000)	Shares	Price	$(000)
Outstanding at beginning of year	2,166,575	$18.76		1,510,189	$9.09
Granted	62,500	$20.03		1,082,500	$27.34
Exercised	(42,708)	$11.82	$437	(282,825)	$6.66	$6,822
Cancellations and forfeitures	(36,832)	$19.52		(38,077)	$17.47

Outstanding at September 30, 2008 and 2007	2,149,535	$18.92	$15,669	2,271,787	$17.95	$21,100
Options exercisable at September 30, 2008 and 2007	1,353,295	$14.17	$15,401	1,164,976	$9.98	$19,974

Weighted-average fair value of options granted		$11.25			$13.05
Options in the money	974,535		$15,401	1,062,476		$19,974
Options out of the money	378,760			102,500

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the ESP Plan was $950,000 and $873,000 in the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there were 122,278 shares available for purchase under the ESP Plan, 1,519,992 shares available for grant under the 2006 Plan, and 69,000 shares available for grant under the 1995 Stock Incentive Plan, which includes options available under the non-employee director plan.

Of the outstanding exercisable options as of September 30, 2008, 974,535 were exercisable at a price below the closing price of the Company’s stock of $24.90 on the New York Stock Exchange as of that date and 378,760 were exercisable at a price above the closing price.

The Company estimates the fair value of its options using the Black-Scholes option pricing model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The Company groups its options into two main categories based on expected life, which are the employee group and the non-employee directors.  The fair value of the stock options granted was estimated

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

using a risk-free rate that is the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  The expected life of the stock options granted (five or seven years) was estimated using the historical exercise behavior of option holders.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which was estimated at 10.2% of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of options granted for the nine months ended September 30, 2008 and 2007, were estimated at the date of grant using the following weighted average assumptions:

	For Employees and Key Executives
	Nine Months Ended September 30,
	2008	2007

Expected life from vest date (in years)	5	5
Risk-free interest rate	2.69%	4.26% - 4.31%
Volatility	42.7%	48.9%
Dividend yield	-	-
Weighted average fair value (per share)	$8.75	$13.13

	For Directors
	Nine Months Ended September 30,
	2008	2007

Expected life from vest date (in years)	7	7
Risk-free interest rate	3.90%	4.38% - 4.41%
Volatility	54.7%	70.5%
Dividend yield	-	-
Weighted average fair value (per share)	$11.73	$18.28

The Company offers eligible employees the opportunity to purchase Emeritus common stock through the ESP Plan at a 15% discount from the lower of the market price on (a) the first trading date of each calendar quarter or (b) the last trading date of each quarter.  The following table shows the number of shares of common stock issued under the ESP Plan and the purchase price of these shares for the first three quarters of 2008:

	2008
	Shares	Price

Quarter 1	9,360	$17.73
Quarter 2	13,621	$12.43
Quarter 3	12,106	$12.24

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

4.	Acquisitions and Other Significant Transactions

2008 HCN Purchase

On June 6, 2008, the Company entered into an asset purchase agreement (the HCN Agreement) with Health Care REIT, Inc. (HCN) and its affiliated entities to purchase 29 communities consisting of 2,257 units located throughout the United States for a purchase price of $299.8 million, excluding transaction costs.  The Company formerly leased these communities from HCN (19 under a master lease dated September 30, 2003, two under individual leases, both dated February 26, 1996, and eight under a master lease dated September 30, 2004) and operated these communities as assisted living and memory care service facilities.  As provided in the HCN Agreement, the transaction closed in two phases.

On June 30, 2008, the Company completed the first phase of the HCN transaction (Tranche 1).  Tranche 1 consisted of 19 communities with a capacity of 1,564 units and a purchase price of $222.6 million, plus closing costs of $1.2 million. The Company financed Tranche 1 with mortgage debt of approximately $163.2 million and seller-provided debt of $50.0 million (see Note 5, Long-term Debt).

The Company accounted for 18 of the 19 acquired communities in Tranche 1 as capital leases.  Upon termination of the leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations of $27.0 million was recorded as an adjustment to the carrying amount of the purchased communities.

The purchase of the remaining 10 communities under the HCN Agreement was completed on October 17, 2008 (see Note 13, Subsequent Events).

2008 NHP Purchase

On February 6, 2008, the Company entered into a purchase and sale agreement with Nationwide Health Properties, Inc. (NHP) to purchase 24 communities consisting of 1,672 units located in 13 states for a purchase price of $305.0 million plus transaction costs of $9.8 million.  The Company leased these communities from NHP and operated the communities as assisted living and dementia care facilities.  On April 2, 2008, the Company closed on this transaction and financed it through mortgage debt of approximately $249.9 million and seller-provided debt of $30.0 million (see Note 5, Long-term Debt).

We accounted for these leases as capital leases.  Upon termination of the capital leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations and related intangibles of $19.6 million was recorded as an adjustment to the carrying amount of the purchased communities.

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

Under the terms of the merger agreement, a total of 8,392,656 shares of the Company’s common stock were issued.

The total initial purchase price for Summerville was $278.2 million.  In the allocation of the purchase price, the Company recorded a $4.5 million accrual for estimated federal, state and local taxes.  The Company also recorded a $4.5 million long-term asset that represented potential reimbursement for these tax liabilities under an indemnity agreement with the major shareholder of Summerville.  This contingent purchase consideration issue has been resolved, resulting in the recording of the contingent consideration of $4.5 million to goodwill as of September 30, 2008.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

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

Fretus was a private investment joint venture between Fremont Realty Capital, which held a 65% interest, and a Baty-related entity, which held a 35% minority interest.  Daniel R. Baty, the Company’s founder, chairman, Co-CEO and significant shareholder, held a 16% indirect interest in the minority entity, personally guaranteed $3.0 million of the Fretus mortgage debt covering the communities and controlled the administrative member of Fretus.  In conjunction with this transaction, the Baty-related entity provided $18.0 million in short-term financing to the Company, of which approximately $5.1 million was used to fund the balance of the purchase price and the balance was used for general business purposes.  The short-term debt was repaid in July 2007.

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

Other 2007-2008 Community Acquisitions

On June 12, 2008, the Company purchased a 54-unit community in Granger, Indiana, for $6.9 million, including closing costs, of which $6.0 million was financed through mortgage financing with Capmark Bank (Capmark) (see Note 5, Long-term Debt).

In January 2008, the Company entered into a long-term lease for a newly constructed 38-unit Alzheimer’s community located in Joliet, Illinois.  This community is included in the NHP portfolio that the Company purchased in April 2008 as detailed above and this lease was terminated in connection with such purchase.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

In January 2008, the Company entered into a long-term lease for a 104-unit community located in Orangevale, California.  The lease term is 15 years, expiring in January 2023, with two 10-year renewal options available.  The initial annual lease payment is approximately $901,000, with annual increases of 3.0%.

In December 2007, the Company purchased a 106-unit assisted living community located in Oak Grove, Ohio, for a price of $12.9 million.

In July 2007, the Company entered into a long-term lease for an 89-unit assisted living community in Marietta, Ohio.  The lease term is 12 years, expiring in July 2019, with one ten-year renewal option available.  The initial annual lease payment is approximately $1.1 million, with annual increases based on the greater of 3% or the change in the Consumer Price Index (CPI).

Joint Ventures

The Company holds a 50.0% interest in a joint venture with an affiliate of The Wegman Companies, Inc., which operates a newly constructed property in Stow, Ohio (Stow JV).  The community owned by the Stow JV began operations in May 2008 and is managed by the Company.  The Company recorded equity losses of approximately $63,000 and $214,000 for the three and nine months ended September 30, 2008, respectively.  The Company recorded management fee income of approximately $18,000 and $50,000 for the three and nine months ended September 30, 2008, respectively.

The Company holds a 19.0% interest in a joint venture with Blackstone Real Estate Advisors that began operations in December 2006 and operates a portfolio of 24 properties as of September 30, 2008, 23 of which are managed by the Company (Blackstone JV).  The Company recorded equity gains of approximately $30,000 and equity losses of $637,000 for the three months ended September 30, 2008 and 2007, respectively, and equity losses of $676,000 and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.  The Company recorded management fee income of approximately $864,000 and $762,000 for the three months ended September 30, 2008 and 2007, respectively, and $2.5 million and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively.

5.	Long-Term Debt

On June 30, 2008, in conjunction with the 2008 HCN Purchase discussed in Note 4, the Company entered into financing agreements for Tranche 1 of the transaction consisting of $163.2 million of mortgage debt at a fixed rate of 6.65% originated by KeyBank through a Freddie Mac credit facility and a $50.0 million note from HCN with a fixed rate of 8.0%, increasing on each anniversary date by 25 basis points.  The Freddie Mac credit facility has a term of 10 years, with interest-only payments for the first year and, thereafter, interest and principal payments based on a 30-year amortization schedule.  The HCN note has a term of three years, with interest-only payments over the three-year term.

On June 12, 2008, the Company purchased a 54-unit community in Granger, Indiana, for $6.9 million, including closing costs, of which $6.0 million was financed through mortgage financing with Capmark.  This is a three-year loan with monthly payments of interest only based on the monthly London Interbank Offered Rate (LIBOR) plus 250 basis points with a floor of 5.25%.  A deferred loan fee of 1.0% of the outstanding principal balance is due when the loan is paid off, unless it is refinanced with Capmark.

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

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

Inc. and were purchased by Fannie Mae.  The Fixed Rate Notes may be prepaid subject to a prepayment penalty based on a formula defined in the loan agreements.  The Fixed Rate Notes contain cross-default provisions and customary events of default, including those related to non-payment and the sale or transfer of collateral.

The remaining two communities secure variable rate notes (the Variable Rate Notes) totaling $13.3 million, of which $7.2 million was withheld at closing and is available for funding of construction projects on these two communities.  The Variable Rate Notes have terms of three years and an initial weighted average annual interest rate of 5.06% (LIBOR plus 2.25% to 2.40%).  KeyBank is the lender.  The maturity dates may be extended for one additional year at the Company’s option (the Extension Period) depending upon the attainment of certain debt service coverage ratios as defined in the loan agreements.  Monthly payments are interest only for three years and, if extended, include scheduled principal reductions during the Extension Period.  The Variable Rate Notes may be prepaid at any time without penalty.  The Variable Rate Notes contain various events of default, including non-payment and the maintenance of specified levels of occupancy and debt service coverage ratios.  The Company received approximately $11.2 million in cash from these refinancing transactions, which will be used for general corporate purposes.

On April 29, 2008, the Company refinanced the mortgage debt on 18 of its existing properties, which were purchased from Fretus in February 2007 (see Note 4, Acquisitions and Other Significant Transactions).  The original loan of $132.0 million bore interest at a fixed annual rate of 6.5475% and was secured by 24 properties. Of the $132.0 million principal balance outstanding, $112.0 million was paid down as part of this refinancing.  The original loan agreement was amended to provide that: (i) the remaining balance of $20.0 million is secured by five properties, with one property released from the security pool and (ii) the interest rate changed from a fixed rate of 6.5475% to a variable rate equal to LIBOR plus 280 basis points (5.80% at closing), adjusted monthly, with a floor of 5.80%.  Subsequent to the close of this transaction, the Company further reduced the $20.0 million loan to $16.8 million with the proceeds from the sale of a property.

The new debt of $129.0 million has a term of 10 years at a fixed rate of 6.21%, with payments in the first three years of interest only and payments of principal and interest thereafter based on a 30-year amortization period.  Both the existing and the new mortgages were provided by Capmark and purchased by Freddie Mac.  The notes on the 18 properties contain cross-default provisions.  The new debt may be prepaid subject to a prepayment penalty based on a formula defined in the loan agreement.  The loan agreement contains customary events of default, including payment defaults.  The Company received approximately $14.4 million in net cash proceeds from this transaction, which will be used for general corporate purposes.

On April 2, 2008, the Company closed on the NHP Purchase as discussed in Note 4, Acquisitions and Other Significant Transactions, and financed the transaction through mortgage debt of approximately $241.9 million, with an interest rate of 5.9% and seller-provided debt of $30.0 million with an interest rate of 7.25%.  The mortgage debt was originated by Capmark through a Fannie Mae credit facility.  In addition, the seller agreed to a 12-month extension on an existing $21.4 million note originally maturing in March 2008 (the NHP Note), including a reduction in the interest rate from 10.0% to 8.5%.  The Company also secured the ability to borrow up to an additional $8.1 million under this Fannie Mae credit facility based on portfolio performance.  This portfolio includes a memory loss community, which was financed separately with variable interest rate mortgage debt financing of $8.0 million provided by Capmark.  Interest is based on the monthly LIBOR plus 265 basis points with a floor of 5.65%.  The interest rate as of the closing date was 5.65%.

Effective October 22, 2008, the NHP Note was amended to extend the maturity date to March 31, 2012  (see Note 13, Subsequent Events).

On February 8, 2008, Emeritus entered into a credit agreement with Wells Fargo Bank, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows the Company to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  The line of credit matures on February 15, 2009.  Outstanding borrowings will bear interest at a variable rate of 0.5% below Wells Fargo’s prime rate, payable monthly.  The Company may partially or wholly repay borrowings and reborrow provided that the total outstanding borrowings may not at any time exceed $25.0 million.  Emeritus is required to pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, which is payable quarterly.  In addition, the Company is required to pay fees equal to 1.0% of every letter of credit

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

issued as well as the negotiation fees on each letter.  The Company must maintain a zero balance on advances for 30 consecutive days during each fiscal year, a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities, meet a fixed charge coverage ratio, and comply with customary affirmative and negative covenants.

The Company intends to use the line of credit for general corporate purposes.  There were no outstanding borrowings under this credit facility as of September 30, 2008.

Effective February 1, 2008, Emeritus entered into an interest rate swap contract that has a notional amount of $12.4 million and matures on January 1, 2010.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate equal to the LIBOR plus 225 basis points to a fixed rate of 4.965%, thus mitigating the impact of interest rate changes on future interest expense.  The Company did not designate the swap as a hedging instrument (see Note 11, Fair Value Disclosures).

6.	Shareholders’ Equity

Debenture Conversion

In February 2007, the Company offered to pay a cash incentive to debenture holders if they elected to convert their debentures into common stock by March 8, 2007.

Holders of $16.1 million principal amount converted their debentures into 732,725 shares of common stock at the stated conversion rate of $22.00 per share.  Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  On April 16, 2007, the Company paid the incentive fee of $1.3 million in connection with this conversion, which amount is equal to the interest that would have otherwise been paid if the debentures were held to maturity.  The incentive payment was expensed to “Other, net” in the condensed consolidated statement of operations in the first quarter of 2007.

The remaining $10.5 million principal amount of debentures outstanding was repaid at maturity on July 1, 2008.

7.	Loss Per Share

Basic loss per share is computed based on the weighted average number of shares outstanding and excludes any potential dilution.  Diluted loss per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares, which include convertible debentures and stock options.  Options are included using the “treasury stock method” to the extent they are dilutive.  Certain shares issuable upon the exercise of stock options and conversion of convertible debentures have been excluded from the computation because the effect of their inclusion would be anti-dilutive.

The following table summarizes those potential common shares that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September, 30,
	2008	2007	2008	2007
Convertible Debentures	–	475	–	475
Options	2,150	2,272	2,150	2,272
	2,150	2,747	2,150	2,747

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(23,076)	$(11,573)	$(74,278)	$(22,897)
Other comprehensive income:
Unrealized holding gains (losses)
on available-for-sale investment securities	24	–	86	–
Comprehensive loss	$(23,052)	$(11,573)	$(74,192)	$(22,897)

9.	Discontinued Operations

During the first quarter of 2008, the Company decided to discontinue operations at four of its communities and put the assets and businesses up for sale.  During the second quarter of 2008, the Company decided to discontinue operations at one more community and put the assets and business up for sale.  The Company decided to sell these communities primarily because they have consistently incurred operating losses over a sustained period of time due to geographic location and local market conditions.  Two of the communities were sold in the second quarter of 2008 and the remaining three are expected to be sold within the next six months.  Financial statements for the three and nine months ended September 30, 2007, have been reclassified to present the operations of these communities as discontinued operations.  In 2007, the Company determined that the carrying amounts of three communities were not recoverable from expected undiscounted cash flows generated from the use of the assets and recognized an aggregate loss of $4.8 million to write down the related carrying amounts of these properties to their estimated fair values.  In the second quarter of 2008, the Company recognized an impairment loss of $4.3 million on the additional community classified in discontinued operations.  In the third quarter of 2008, the Company recognized an additional impairment loss of $592,000 primarily due to the allocation of goodwill to discontinued operations.  The assets of the three properties remaining to be sold, which consist of property and equipment, are presented separately under the caption “Property held for sale” in the accompanying condensed consolidated balance sheet at September 30, 2008.  The Company will continue to operate these communities until sold.

The following table shows the revenues, net loss, and net loss per common share for the discontinued operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenue	$1,761	$2,771	$6,800	$8,157

Net loss	$(474)	$(525)	$(5,840)	$(1,284)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.15)	$(0.06)

Weighted average common shares outstanding-basic and diluted	39,082	32,001	39,059	23,165

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

10.	Liquidity

As of September 30, 2008, the Company has a working capital deficit of $90.7 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $28.8 million of deferred revenue and unearned rental income, which will not require a future outlay of cash.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash, except for (i) the current portion of debt of $79.4 million maturing by September 30, 2009, and (ii) long-term debt maturities of $50.1 million due after September 2009 but prior to September 30, 2010, which the Company plans to refinance prior to their due dates or pay off at maturity.

The Company reported net cash from operating activities in its condensed consolidated statements of cash flows of $56.5 million and $30.6 million for the nine months ended September 30, 2008 and 2007, respectively.  While the Company has reported positive cash flows from operating activities over the past three years, the cash flows have not always been sufficient to pay all of its long-term obligations and the Company has been dependent upon third-party financing or disposition of assets to fund operations.  The Company cannot guarantee that, if necessary in the future, such transactions will be readily available, or on terms attractive to the Company.

Since 2002, the Company has refinanced substantially all of its debt obligations, extending the maturities of such financings to dates in 2009 or thereafter, at which time the Company will need to refinance or otherwise repay the obligations.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations.  Such cross-default provisions affect the majority of the Company’s properties, and as a result, any event of default could cause a material adverse effect on the Company's financial condition.  At September 30, 2008, the Company was in violation of rent coverage ratio covenants in leases at five properties, but has obtained waivers from the owners related to these covenant defaults.  The waivers expire on October 1, 2009.

The downturn in the United States housing market in 2007 triggered a constriction in the availability of credit that is expected to continue for the remainder of 2008 and into 2009.  This could impact the Company’s ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, the Company has experienced no significant barriers to obtaining credit and does not expect to in the near future.

Management believes that the Company will be able to generate sufficient operating cash flows and will have adequate cash for all necessary operating, investing, and financing activities including required debt service and capital expenditures for at least the next twelve months.

11.	Fair Value Disclosures

Investment securities available-for-sale. The carrying values of investment securities classified as available-for-sale are recorded at their fair values based on quoted market prices utilizing public information for the issuers (see Note 8, Comprehensive Loss).

Derivative financial instruments.  The Company enters into derivative financial instruments, specifically interest rate swaps, for non-trading purposes.  The Company uses interest rate swaps to manage interest rate risk associated with floating rate debt.  As of September 30, 2008, the Company was party to two interest rate swaps with a total notional amount of $32.0 million.  The Company elected not to apply hedge accounting for these interest rate swaps even though they are economic hedges of the Company’s floating rate debt and the Company does not enter into derivatives for speculative purposes.  These derivative contracts currently have negative net fair values based on current market conditions affecting interest rates and are recorded in other long-term liabilities.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

The table that follows summarizes the interest rate swap contracts outstanding at September 30, 2008 (in thousands):

	Notional	Effective	Expiration	Estimated
	Amount	Date	Date	Fair Value
Interest rate swap	$19,640	10/1/2007	8/6/2012	$(770)
Interest rate swap	12,405	2/1/2008	1/1/2010	61

As of January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives.  In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 1, 2008, and interim periods within those fiscal years.  The Company does not believe the adoption of SFAS No. 157 for non-financial assets and liabilities will have a significant impact on the Company’s future consolidated statements.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Investment securities – available-for-sale	$3,062	$-	$-	$3,062
Liabilities
Derivative financial instruments	-	709	-	709

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

For the three months and nine months ended September 30, 2008, the Company recognized an unrealized loss of $119,000 and an unrealized gain of $16,000, respectively, which represent the change in the fair value of the interest rate swaps.

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

During the three months and nine months ended September 30, 2008, the Company recorded impairment losses of $653,000 and $4.9 million, of which $592,000 and $4.9 million, respectively, is included in loss from discontinued operations (see Note 9, Discontinued Operations). The fair value of property held for sale was determined based on recent offers from prospective purchasers (Level 2 input).

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, as of January 1, 2008, but has not made any fair value elections with respect to any of its eligible assets or liabilities as of September 30, 2008.

12.	Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting and reporting for uncertainties in income tax law. In accordance with FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Included in the Company's income tax accruals are liabilities for unrecognized tax benefits, including penalties and interest, which were recorded in connection with the Summerville purchase price allocation (see Note 4, Acquisitions and Other Significant Transactions).  This liability, amounting to $3.6 million, is the result of uncertainty surrounding the deductibility of certain items included in Summerville tax returns for periods prior to the merger.

13.	Subsequent Events

NHP Note

Effective October 22, 2008, the NHP Note was amended to extend the maturity date to March 31, 2012 (see Note 4 Acquisitions and Other Significant Transactions).  Beginning on March 4, 2009, the interest rate will increase from 8.5% to 9.0%.  The Company may prepay the NHP Note in whole, but not in part, upon written notice to NHP.  All other terms of the NHP Note remain the same.

2008 HCN Purchase—Tranche 2

On October 17, 2008, the Company completed the second phase (Tranche 2) of the HCN transaction described in Note 4.  This closing consisted of 10 communities with a capacity of 693 units for a purchase price of $77.2 million, excluding financing and closing costs.

Tranche 2 was financed with $56.4 million of mortgage debt, of which $29.0 million is at a weighted average fixed rate of 6.654% and was originated by KeyBank through a Freddie Mac credit facility, and $27.4 million of variable rate debt provided by KeyBank at the one-month LIBOR rate plus 3.0%.  The Freddie Mac credit facility has a term of 10 years.  The variable rate loan has a term of three years and may be prepaid without penalty.

The Company accounted for nine of the leases as capital leases and one as an operating lease.  Upon termination of the leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations will be recorded as an adjustment to the carrying amount of the purchased communities, in addition to adjustments for straight-line rent accruals and deferred gains on sale.  This total reduction in the cost basis of the Tranche 2 properties will be approximately $8.0 million.  The current annual lease payment for these properties is approximately $4.6 million, of which approximately $2.0 million was recorded as capital lease interest expense, $1.7 million as principal payments on capital lease obligations, and $900,000 as facility lease expense for the one community accounted for as an operating lease.

As part of this purchase, eight of these communities were contributed to a 50/50 joint venture owned by the Company and a Baty-related entity, which contributed approximately $6.8 million to the joint venture for the

EMERITUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Continued
September 30, 2008

purchase of the properties.  These eight communities are currently subject to a cash flow sharing agreement with the Baty-related entity, and the joint venture provides for similar economic terms and conditions as the existing cash flow sharing agreement.  The joint venture will be included in the consolidated financial statements of Emeritus.

2008 HCP Lease Agreement

On August 22, 2008, the Company entered into a Master Lease and Security Agreement (the HCP Agreement) to lease 11 communities from affiliates of HCP, Inc. (collectively, HCP), which is expected to close in the fourth quarter of 2008.  The communities are comprised of 1,462 units/beds consisting of approximately 21 independent living units, 969 assisted living units, 292 Alzheimer’s units, and 180 skilled nursing beds and are located in California, Connecticut, Massachusetts, Maryland, New Jersey, and Virginia.

The HCP Agreement is for a term of ten years with an option to purchase the properties beginning at the end of the fifth year and continuing through the end of the lease term.  Annual rents are fixed at $17.5, $21.0, $25.0, $28.0, and $30.0 million in years one through five, respectively, and thereafter will increase by the greater of the increase in the CPI or 3.0%.  The purchase option price is based on the greater of fair market value or $300.0 million (the minimum option price) and contains an appreciation sharing arrangement if the fair market value exceeds the minimum option price.

The HCP Agreement requires a security deposit of approximately $1.1 million, which escalates each year in proportion to the annual rent increases.  The HCP Agreement also requires that HCP and the Company each contribute $1.5 million in each of the first two years for capital improvements to the communities.  In the third year, capital expenditures are required at a rate of $550 per unit and increase by $50 per unit each year through the fifth year.  Beginning in the sixth year and continuing through the end of the lease term, the per unit capital expenditure requirement increases by the greater of the increase in CPI or 3.0%.  The lease contains typical events of default, including but not limited to, non-payment of rents, default on any other agreement between the Company and HCP, and default or acceleration of any indebtedness of the Company in excess of $1.0 million.

The closing of this lease transaction is subject to customary closing conditions, including but not limited to, a due diligence process, execution of an operations transfer agreement with the current operator, and approval of the lease by HCP’s current lender.

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please carefully review Item 1A—Risk Factors of our 2007 Annual Report on Form 10-K for important factors that could cause our actual results to differ materially from the forward-looking statements included in this report and presented elsewhere by our management from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain, and accordingly, you should not place undue reliance on forward-looking statements.

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

Overview

During the first nine months of 2008, we continued to concentrate on implementing our previously disclosed growth strategy, which focuses on increasing our revenues and cash flows through a combination of: (i) organic growth in

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

our existing operations; (ii) selected acquisitions of additional communities; and (iii) expansion of our existing communities.

In 2007, we acquired 88 communities that we previously had leased and eight communities previously leased by Summerville, leased one, and purchased one additional community, and, as a result of our acquisition of Summerville, began operating another 73 communities leased by Summerville. During the nine months ended September 30, 2008, we acquired 43 communities we previously had leased, entered into leases for two additional communities, and purchased one other new community.  In 2007 and continuing into 2008, we have also focused more on internal growth through expansion of existing properties and construction of new communities.

The following table sets forth a summary of our property interests:

	As of September 30,		As of December 31,		As of September 30,
	2008		2007		2007
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	149	11,981	107	8,781	106	8,675
Leased (2)	106	9,971	147	12,978	147	12,978
Consolidated Portfolio	255	21,952	254	21,759	253	21,653
Managed/Admin Services	11	1,265	10	1,184	10	1,184
Joint Venture/Partnership	23	1,737	23	1,737	25	1,975
Operated Portfolio	289	24,954	287	24,680	288	24,812

Percentage increase (3)	0.7%	1.1%	41.4%	49.5%	41.9%	50.3%

(1)   Owned communities increased from September 30, 2007, due to the acquisition of one community in December 2007, 24 communities on April 2, 2008, one community on June 12, 2008, and 19 communities on June 30, 2008, less two communities sold on May 15, 2008.  Of the owned communities, three are held for sale and are in discontinued operations, representing 310 units.

(2)   Of the 106 leased communities at September 30, 2008, 71 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 31 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.  The remaining four leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

(3) The percentage increase indicates the change from the prior year, or, in the case of September 30, 2008 and 2007, from the end of the prior fiscal year.

The total consolidated portfolio of 21,952 units at September 30, 2008, consists of the following unit types:

Total Units
Independent Living	1,448
Assisted Living	16,958
Alzheimer's Care	2,939
Skilled Nursing Care	72
Operating Units	21,417
Held for sale (3 properties)	310
Units taken out of service	225
Designed Capacity Units	21,952

The units taken out of service represent rooms that have been converted for alternative uses, such as additional office space, and are not available for immediate occupancy; therefore, they are excluded from the calculation of the average occupancy rate.  These units are placed into service as demand dictates.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

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

The table below shows the average monthly revenue per occupied unit and occupancy rate for our consolidated portfolio for the three and nine months ended September 30, 2008 and 2007.  Please refer to the complete comparison of the three and nine-month periods ended September 30, 2008 and 2007 contained herein for further analysis of these rate and occupancy statistics.

	Three Months ended September 30,					Nine Months Ended September 30,
	2008	2007	$ Δ	% Δ		2008	2007	$ Δ	% Δ
Average monthly revenue
per occupied unit	$ 3,449	$ 3,293	$ 156	4.7%		$ 3,383	$ 3,234	$ 149	4.6%

Average occupancy rate	86.6%	87.2%		(.6)	ppt*	86.7%	86.8%		(.1)	ppt*

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

Since our inception in 1993, we have incurred operating losses totaling approximately $330.0 million as of September 30, 2008.  We believe that these losses have resulted from our emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Significant Transactions

In recent periods, and continuing into 2008, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized in Notes 4 and 5 to the Unaudited Condensed Consolidated Financial Statements above.

The following table shows the changes in buildings from December 31, 2006, through September 30, 2008, including those transactions previously described:
	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2006		10	161	171	32	203
Walking Horse Meadows – disposition	Jan-07	–	–	–	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	–	–	–
HRT Purchase	Mar-07	12	(12)	–	–	–
HCPI Purchase	Mar-07	7	(7)	–	–	–
March 31, 2007		53	118	171	31	202
Additional JV– management agreements	May-07	–	–	–	3	3
June 30, 2007		53	118	171	34	205
Inn at Marietta	Jul-07	–	1	1	–	1
HC REIT Purchase	Aug-07	3	(3)	–	–	–
HCPI Purchase (including 8 Summerville communities)	Aug-07	41	(33)	8	–	8
Wegman Purchase	Aug-07	9	(9)	–	–	–
Isle of Ledgewood	Sep-07	–	–	–	1	1
Summerville Merger	Sep-07	–	73	73	–	73
September 30, 2007		106	147	253	35	288
Cooper George - disposition	Oct-07	–	–	–	(1)	(1)
Gardens at Westlake - disposition	Oct-07	–	–	–	(1)	(1)
Pinnacle - purchase	Dec-07	1	–	1	–	1
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - acquisition	Jan-08	–	1	1	–	1
Summerville at Hazel Creek - acquisition	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289
NHP Purchase	Apr-08	24	(24)	–	–	–
Galleria Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Meridian Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Arborwood - purchase	Jun-08	1	–	1	–	1
Emeritus at Stow - development	Jun-08	–	–	–	1	1
HCN Purchase	Jun-08	19	(19)	–	–	–
June 30, 2008		149	106	255	34	289
No acquisitions or dispositions in the quarter		-	–	–	–	–
September 30, 2008		149	106	255	34	289

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

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

					Period-to-Period
					Percentage
					Change
	Percentage of Revenues				Fav / (Unfav)
					Three Months	Nine Months
	Three Months Ended		Nine Months Ended		Ended	Ended
	September 30,		September 30,		September 30,	September 30,
	2008	2007	2008	2007	2008-2007	2008-2007

Revenues:	100.0%	100.0%	100.0%	100.0%	42.7%	61.2%
Expenses:
Community operations*	64.1	64.0	64.4	63.1	(43.0)	(64.5)
General and administrative	7.6	9.6	7.8	9.8	(13.4)	(28.4)
Depreciation and amortization	15.1	14.8	15.8	13.9	(45.7)	(84.0)
Facility lease expense	11.6	9.0	11.8	8.4	(83.0)	(125.8)
Total operating expenses	98.4	97.4	99.8	95.2	(44.2)	(69.1)
Operating income from continuing operations	1.6	2.6	0.2	4.8	(13.9)	(94.6)
Other income (expense)
Interest income	0.2	1.9	0.3	1.1	(81.7)	(49.6)
Interest expense	(13.0)	(13.6)	(12.2)	(13.9)	(36.8)	(41.5)
Change in fair value of interest rate swaps	(0.1)	-	-	-	N/A	N/A
Equity gains (losses) in unconsolidated joint ventures	-	(0.6)	(0.2)	1.6	95.9	115.6
Other, net	(0.3)	0.5	(0.1)	0.2	(170.1)	(189.9)
Net other expense	(13.2)	(11.8)	(12.2)	(11.0)	(60.0)	(78.3)
Loss from continuing operations before income taxes	(11.6)	(9.2)	(12.0)	(6.2)	(81.0)	(213.6)
Benefit of ( provision for) income taxes	(0.2)	1.0	(0.1)	-	120.9	(2,400.0)
Loss from continuing operations	(11.8)	(8.2)	(12.1)	(6.2)	(104.6)	(216.7)
Loss from discontinued operations	(0.2)	(0.4)	(1.0)	(0.3)	9.7	(354.5)
Net loss	(12.0%)	(8.6%)	(13.1%)	(6.5%)	(99.4)	(224.4)

*  exclusive of depreciation and amortization and facility lease expense shown separately.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Comparison of the Three Months Ended September 30, 2008 and 2007

Total Operating Revenues:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$191,761	$133,875	$57,886	43.2%
Management fees	1,266	1,415	(149)	(10.5%)
Total operating revenues	$193,027	$135,290	$57,737	42.7%

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,449	$3,293	$156	4.7%

Average occupancy rate	86.6%	87.2%		(.6	) ppt*

* percentage points

Of the $57.9 million increase in community revenues for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, approximately $51.5 million was due to the addition of 86 new communities, including the Summerville communities.  The remaining increase of $6.4 million was primarily due to the increase in the average monthly revenue per occupied unit.

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

The management fee revenue was derived primarily from the Blackstone joint venture (Blackstone JV), from which we recorded $864,000 and $762,000 in the three-month periods ended September 30, 2008 and 2007, respectively.  However, the increase in the management fee revenue from the Blackstone JV was more than offset by decreases caused by discontinued management contracts and other adjustments made in the third quarter of 2007.

Community Operations:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$123,726	$86,525	$37,201	43.0%
As a percent of revenue	64.1%	64.0%		1.3	ppt

Of the $37.2 million increase in community operations expenses, $34.4 million was due to the addition of 86 new communities, including the Summerville communities.  The remaining increase of $2.8 million includes an increase

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

in employee salaries and benefits of $3.2 million, which was offset in part by a $1.8 decrease in workers compensation expense, a $545,000 increase in utilities, and the balance in all other community operating expenses.

General and Administrative:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$14,737	$12,999	$1,738	13.4%
As a percent of revenue	7.6%	9.6%		(2.0	) ppt

The increase in general and administrative expenses of $1.7 million reflects the Company’s growth over the past year resulting from the addition of 86 new communities, including the Summerville communities.  Salaries and benefits for regional and corporate overhead positions increased by $1.6 million, resulting from both increases in the number of personnel and in average salaries.  The increase in salaries and benefits was offset in large part by a $1.2 million decrease in non-cash stock compensation expense, which amounted to $968,000 and $2.1 million for the three months ended September 30, 2008 and 2007, respectively.  Of the $2.1 million in 2007 stock compensation, approximately $1.3 million represents immediately vested stock options granted to Granger Cobb, our  Co-Chief Executive Officer and President upon consummation of the Summerville merger.  Ongoing stock option expense is approximately $936,000 per quarter based on the current stock options outstanding.

Legal, accounting and other professional fees increased by $989,000 over the prior year period.  The remaining increase in general and administrative expenses is due to payroll processing fees, travel expenses and other overhead costs.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.7% for the three months ended September 30, 2008 from 8.1% for the three months ended September 30, 2007.

Depreciation and Amortization:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$29,199	$20,046	$9,153	45.7%
As a percent of revenue	15.1%	14.8%		.3	ppt

The increase in depreciation and amortization expense of $9.2 million was primarily the result of $10.3 million in depreciation and amortization expense related to new communities we acquired, partially offset by a decrease of $1.1 million in depreciation expense for the remaining communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Facility Lease Expense:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$17,596	$10,315	$7,281	70.6%
Above/below market rent	2,524	860	1,664	193.5%
Straight-line rent	2,219	1,030	1,189	115.4%
Total facility lease expense	$22,339	$12,205	$10,134	83.0%
As a percent of revenue	11.6%	9.0%		2.6	ppt

The increase in facility lease expense of $10.1 million was due to the addition of new leased communities, primarily Summerville facilities.  Operating lease expense increased by $7.3 million mostly due to the acquisition of 66 newly leased communities (primarily Summerville), offset by the purchase of 49 leased communities formerly operated by us under operating leases.  Above/below market rent expense and straight-line rent expense increased primarily due to the Summerville communities.  We leased 71 and 72 communities under operating leases as of September 30, 2008 and 2007, respectively.

Interest Income:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$480	$2,618	$(2,138)	(81.7%)
As a percent of revenue	0.2%	1.9%		(1.7	) ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  Cash balances were considerably higher in the third quarter of 2007 as compared to the third quarter of 2008, primarily as a result of cash received in the common stock offering in July 2007.  In addition, interest rates were much higher in the third quarter of 2007 as compared to the third quarter of 2008.

Interest Expense:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$25,169	$18,403	$6,766	36.8%
As a percent of revenue	13.0%	13.6%		(.6	) ppt

The increase in interest expense of $6.8 million for the third quarter of 2008 as compared to the 2007 period was primarily due to an increase of $5.7 million in interest expense resulting from financings to acquire communities and debt assumed in the Summerville acquisition.  The remaining increase of $1.1 million was due to other borrowings.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Change in Fair Value of Interest Rate Swaps:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$(119)	$–	$(119)	N/A
As a percent of revenue	(0.1%)	–		(.1	) ppt

For the three months ended September 30, 2008, we had unrealized losses of $119,000, which represent the change in the fair value of the interest rate swaps.

Equity Losses in Unconsolidated Joint Ventures:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Equity losses in
unconsolidated joint ventures	$(33)	$(805)	$772	(95.9%)
As a percent of revenue	–	(0.6%)		.6	ppt

The equity losses of $63,000 from the Stow JV were partially offset by gains of $30,000 from the Blackstone JV for the three months ended September 30, 2008.  The equity losses of $805,000 in the three months ended September 30, 2007, primarily reflect net equity losses of $637,000 in the Blackstone JV.

Other, net:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$(517)	$737	$(1,254)	N/A
As a percent of revenue	(0.3%)	0.5%		(.8	) ppt

Other, net in 2008 includes $786,000 of miscellaneous nonoperating expenses, partially offset by resident late fee income of $119,000 and the amortization of deferred gains of $130,000.  Other, net in the three months ended September 30, 2007, primarily reflects $464,000 of amortization of deferred gains in 2007 and an asset impairment adjustment of $160,000 for the Cooper George investment sold in September 2007.

Income Taxes:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(270)	$1,290	$(1,560)	N/A
As a percent of revenue	(0.2%)	1.0%		1.2	ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

The income tax provision in 2008 represents estimated state income and franchise tax liabilities.  The benefit of income taxes for the quarter ended September 30, 2007, is principally due to the reversal of $1.3 million of estimated federal taxes recorded for the first six months of 2007, primarily because the acquisition of previously leased communities in the third quarter created an estimated tax loss for the year compared to the previous estimated taxable income.

Net Loss and Property-Related Expense:

In comparing the net loss for the three months ended September 30, 2008 and 2007, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$29,199	$20,046	$9,153	45.7%
Total facility lease expense	22,339	12,205	10,134	83.0%
Interest expense	25,169	18,403	6,766	36.8%
Total property-related expense	$76,707	$50,654	$26,053	51.4%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$4,238	$9,055	$(4,817)	(53.2%)
Interest expense	4,488	8,473	(3,985)	(47.0%)
Straight-line lease expense	2,219	1,031	1,188	115.2%
Operating lease expense	17,595	10,315	7,280	70.6%
Total property-related lease expense	28,540	28,874	(334)	(1.2%)
Actual lease payments	(24,219)	(24,010)	(209)	0.9%
Expense in excess of lease payments	$4,321	$4,864	$(543)	(11.2%)

Our property-related expense associated with our leases exceeded our actual lease payments by $4.3 million and $4.9 million for the three months ended September 30, 2008 and 2007, respectively.  The impact of lease accounting decreased by $543,000 in the current year quarter from the comparable quarter last year due primarily to a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases from the acquisition of the formerly leased communities, partially offset by increases due to the Summerville acquisition.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the quarter ended September 30, 2008, the actual lease payments increased from the comparable period in the prior year due to the acquisition transactions discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Comparison of the Nine Months Ended September 30, 2008 and 2007

Total Operating Revenues:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$562,203	$347,833	$214,370	61.6%
Management fees	3,648	3,221	427	13.3%
Total operating revenues	$565,851	$351,054	$214,797	61.2%

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,383	$3,234	$149	4.6%

Average occupancy rate	86.7%	86.8%		(.1	) ppt*

Of the $214.4 million increase in community revenues for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, approximately $199.8 million was due to the addition of 86 new communities, including the Summerville communities.  The remaining increase of $14.6 million was primarily due to increases in the average monthly revenue per occupied unit.

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

The increase in management fee revenue was primarily due to the Blackstone JV, from which we recognized $2.5 million and $2.1 million in the nine-month periods ended September 30, 2008 and 2007, respectively.

Community Operations:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$364,338	$221,496	$142,842	64.5%
As a percent of revenue	64.4%	63.1%		1.3	ppt

Of the $142.8 million increase in community operating expense, $131.6 million was due to the addition of 86 new communities, including the Summerville communities.  Of the remaining increase of $11.2 million, $7.5 million was primarily due to increases in labor-related costs.  Employee salaries and benefits increased by $9.5 million over the prior period, offset in part by a $2.0 decrease in workers’ compensation expense.  The remaining increase of $3.7 million was primarily related to a $1.1 million increase in utilities expense, and the balance in all other community operating expenses.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

General and Administrative:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$44,079	$34,335	$9,744	28.4%
As a percent of revenue	7.8%	9.8%		(2.0	) ppt

The increase in general and administrative expenses of $9.7 million reflects the Company’s growth over the past year resulting from the addition of 86 new communities, including the Summerville communities.  Salaries and benefits for regional and corporate overhead positions increased by $5.9 million, resulting from both increases in the number of personnel and in average salaries.  Salaries and benefits included non-cash stock option compensation expense of $3.8 million and $3.5 million in 2008 and 2007, respectively.  Included in stock option compensation expense in the 2007 period was $1.3 million of expense related to immediately vested stock options granted to Granger Cobb, our  Co-Chief Executive Officer and President, upon consummation of the Summerville merger.

Legal, accounting and other professional fees increased by $2.2 million over the prior year period.  The remaining increase in general and administrative expenses is due to payroll processing fees, travel expenses and other overhead costs.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.8% for the nine months ended September 30, 2008 from 8.1% for the nine months ended September 30, 2007.

Depreciation and Amortization:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$89,554	$48,670	$40,884	84.0%
As a percent of revenue	15.8%	13.9%		1.9	ppt

The increase in depreciation and amortization expense of $40.9 million was primarily the result of $38.5 million in depreciation and amortization expense related to new communities we acquired and an increase of $2.4 million in depreciation expense for the remaining communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Facility Lease Expense:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$52,384	$27,438	$24,946	90.9%
Above/below market rent	7,572	860	6,712	780.5%
Straight-line rent	7,012	1,357	5,655	416.7%
Total facility lease expense	$66,968	$29,655	$37,313	125.8%
As a percent of revenue	11.8%	8.4%		3.4	ppt

The increase in facility lease expense of $37.3 million was due to the addition of new leased communities, primarily Summerville facilities.  Operating lease expense increased by $24.9 million mostly due to the acquisition of 66 newly leased communities (primarily Summerville), offset by the purchase of 49 leased communities formerly operated by us under operating leases.  Above/below market rent expense and straight-line rent expense increased primarily due to the Summerville communities.  We leased 71 and 72 communities under operating leases as of September 30, 2008 and 2007, respectively.

Interest Income:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$1,915	$3,799	$(1,884)	(49.6%)
As a percent of revenue	0.3%	1.1%		(.8	) ppt

Interest income was primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  The average cash balance was somewhat higher in the first nine months of 2007 as compared to the first nine months of 2008, primarily as a result of cash received in the common stock offering in July 2007.  In addition, interest rates were much higher in the first three quarters of 2007 as compared to the first three quarters of 2008.

Interest Expense:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$68,952	$48,736	$20,216	41.5%
As a percent of revenue	12.2%	13.9%		(1.7	) ppt

The increase in interest expense of $20.2 million for the first nine months of 2008 as compared to the 2007 period was primarily due to an increase of $22.6 million in interest expense from financings for the acquisition of communities and debt assumed in the Summerville acquisition, partially offset by reductions of $2.4 million in other interest expense due to the refinancings and normal reductions on other loans and mortgages.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Change in Fair Value of Interest Rate Swaps:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$16	$–	$16	N/A
As a percent of revenue	–	–		0.0	ppt

For the nine months ended September 30, 2008, we had unrealized gains of $16,000, which represent the change in the fair value of the interest rate swaps.

Equity Gains (Losses) in Unconsolidated Joint Ventures:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Equity gains (losses) in
unconsolidated joint ventures	$(890)	$5,691	$(6,581)	(115.6%)
As a percent of revenue	(0.2%)	1.6%		(1.8	) ppt

The equity losses for the nine months ended September 30, 2008, consisted of equity losses of $676,000 from the Blackstone JV and $214,000 from the Stow JV, respectively.  The equity gains of $5.7 million in 2007 primarily reflects net equity gains of $7.7 million recognized in connection with the Company’s divestiture of its investment in Senior Med, partially offset by a decrease in equity operating losses in Senior Med of $181,000 and the Blackstone JV of $1.5 million.  We sold our interest in Senior Med in May 2007.

Other, net:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$(689)	$766	$(1,455)	N/A
As a percent of revenue	(0.1%)	0.2%		(.3	) ppt

Other, net in 2008 includes $1.1 million of expenses related to the Fretus refinancing transaction and $1.1 million of miscellaneous nonoperating expenses, partially offset by resident late fee income and the amortization of deferred gains totaling of $1.1 million.  The balance in 2007 primarily reflects $1.6 million of amortization of deferred gains and approximately $500,000 of other income items, partially offset by the incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of our convertible debentures into common stock.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Income Taxes:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(750)	$(30)	$(720)	N/A
As a percent of revenue	(0.1%)	–		0.1	ppt

The income tax provisions in 2008 and 2007 represent estimated state income and franchise tax liabilities.

Net Loss and Property-Related Expense:

In comparing the net loss for the nine months ended September 30, 2008 and 2007, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

Detail of property-related expenses from lease accounting treatment:

	Nine Months Ended September 30,
	2008	2007	$Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$89,554	$48,670	$40,884	84.0%
Total facility lease expense	66,968	29,655	37,313	125.8%
Interest expense	68,952	48,736	20,216	41.5%
Total property-related expense	$225,474	$127,061	$98,413	77.5%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$20,080	$34,595	$(14,515)	(42.0%)
Interest expense	19,293	28,122	(8,829)	(31.4%)
Straight-line lease expense	7,012	1,357	5,655	416.7%
Operating lease expense	52,385	27,439	24,946	90.9%
Total property-related lease expense	98,770	91,513	7,257	7.9%
Actual lease payments	(82,948)	(71,452)	(11,496)	16.1%
Expense in excess of lease payments	$15,822	$20,061	$(4,239)	(21.1%)

Our property-related expense associated with our leases exceeded our actual lease payments by $15.8 million and $20.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The impact of lease accounting decreased by $4.2 million in the first three quarters of the current year from the comparable period last year due primarily to a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases from the acquisition of the formerly leased communities, partially offset by increases due to the Summerville acquisition.  Notwithstanding the effects of lease accounting treatment,

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.  However, in the nine months ended September 30, 2008, the actual lease payments increased over the comparable period in the prior year due to the acquisition transactions discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Same Community Comparison

Of our 255 communities, we have operated 166 communities continuously since January 1, 2007, which we refer to as our “same communities.”  The following table sets forth a comparison of same communities' results of operations for the three months ended September 30, 2008 and 2007, respectively, excluding general and administrative expenses.

	Three Months Ended September 30,
	(In thousands)
			$Δ	% Δ
	2008	2007	Fav / (Unfav)	Fav / (Unfav)
Revenue	$113,473	$106,295	$7,178	6.8%
Community operations *	(72,907)	(67,973)	(4,934)	(7.3)
Community operating income	40,566	38,322	2,244	5.9
Depreciation & amortization	(14,365)	(14,923)	558	3.7
Facility lease expense	(1,359)	(4,702)	3,343	71.1
Operating income	24,842	18,697	6,145	32.9
Interest expense, net	(20,263)	(16,470)	(3,793)	(23.0)
Operating income after interest expense	$4,579	$2,227	$2,352	105.6%

* exclusive of depreciation and amortization and facility lease expense shown separately

These same communities represented $113.5 million or 59.2% of our total community revenue of $191.8 million for the third quarter of 2008.  Of the $7.2 million increase in same community revenues, $4.5 million was due to improvements in average revenue per occupied unit and $2.7 million was due to the increase in the average occupancy rate.

	Three Months Ended September 30,
	2008	2007	$Δ	% Δ

Average monthly revenue per occupied unit	$3,418	$3,280	$138	4.2%

Average occupancy rate	87.2%	87.1%		.1	ppt

The increase of $4.9 million in community operations expenses for our same communities was primarily related to normal inflationary increases in employee-related expenses of $2.5 million including salaries and workers’ compensation expense.  The remainder was primarily related to increases in various other community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) for our same communities decreased by approximately $108,000, which primarily reflects the effect of the termination of leases from the acquisition of communities formerly leased, which increased depreciation and amortization by $558,000 and increased interest expense by $3.8 million, while decreasing facility lease expense by $3.3 million.

Operating income after interest expense for our same communities increased from $2.2 million to $4.6 million for a total increase of $2.4 million from the comparable period of 2007, primarily as a result of an increase in operating income and of the property-related expenses discussed above.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

maintaining growth in average monthly revenue per unit.  We believe that these initiatives will have a positive impact on operating performance over time.

Liquidity and Capital Resources

At September 30, 2008, we had cash on hand of $43.6 million compared to $67.7 million at December 31, 2007.  We had working capital deficits of $90.7 million and $31.4 million at September 30, 2008 and December 31, 2007, respectively.

We have incurred significant operating losses since our inception.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit at September 30, 2008, includes $28.8 million of deferred revenue and unearned rental income, which will not require a future outlay of cash.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for (i) the current portion of long-term debt of $79.4 million due by September 30, 2009, and (ii) long-term debt maturities of $50.1 million due after September 2009 but prior to September 30, 2010, which the Company plans to refinance prior to their due dates or will pay them at maturity.

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

The following is a summary of cash flow information for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash provided by operating activities	$56,457	$30,555
Cash used in investing activities	(574,651)	(785,752)
Cash provided by financing activities	494,125	807,719
Net increase (decrease) in cash and cash equivalents	(24,069)	52,522
Cash and cash equivalents at the beginning of the period	67,710	14,049
Cash and cash equivalents at the end of the period	$43,641	$66,571

In the first nine months of 2008 and in each of the previous three years, we reported positive net cash from operating activities in our consolidated statements of cash flows.  The increase in cash provided by operating activities in the first nine months of 2008 compared to the prior year period is due primarily to the additional cash flow as a result of the completion of the Summerville acquisition in September 2007, the strength of the performance of the communities we operated during both periods, and fluctuations in the timing of receivables and payables.  Additionally, by purchasing the real estate underlying leased facilities, we replaced lease payments with lower levels of debt service and also avoided future scheduled lease escalators.

The decrease in cash used in investing activities was primarily due to the number of current year acquisitions as compared to the prior period.  In the first nine months of 2008, we purchased 43 communities that we previously operated under lease agreements and purchased one additional community.  In the first nine months of 2007, we purchased 88 communities that we previously operated under lease agreements and eight communities previously leased by Summerville.  As a result, cash paid for

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

acquisitions of property and equipment amounted to $575.0 million in the nine months of 2008 compared to $784.9 million in the prior year period.

The decrease in net cash provided by financing activities is related to the decrease in acquisitions discussed above.  The prior year acquisitions were financed in part with $330.9 million in cash proceeds from the public offering of Emeritus common stock.  Proceeds from long-term borrowings, net of repayments, totaled $500.7 million compared to $473.9 million in the prior year period.

At September 30, 2008, we had payment obligations for long-term debt and capital and financing leases due in the next 12 months totaling approximately $89.5 million.  In addition, for the year ending December 31, 2008, we anticipate that we will make investments of approximately $26.0 million for capital expenditures, comprised of approximately $14.5 million of routine capital expenditures (including corporate capital expenditures), $3.5 million for computer and related equipment to support new sales and marketing systems, and approximately $8.0 million of net capital expenditures in connection with our community expansion and development program.  In the first nine months of 2008, our net capital expenditures (excluding acquisition of communities) totaled $21.5 million, of which $11.5 million was for routine capital requirements, $3.2 million for computer and related equipment to support new sales and marketing systems, and $6.8 million, net of amounts financed with debt, related to community expansion and development.  We had $43.6 million of available cash at September 30, 2008, to fund any 2008 payment requirements in excess of cash generated from operations.

Our debt obligations maturing in the 24 months subsequent to September 30, 2008, excluding scheduled principal payments on amortizing loans, are as follows (in thousands).  The Company is currently evaluating the exercise of one-year extension options available on the variable rate debt due September 2009 totaling $76.0 million, or looking at other refinancing alternatives:

At
September 30,
2008

Variable rate note, interest only at LIBOR plus 1.70%, due September 2009 (1)	$26,200
Variable rate note, interest only at LIBOR plus 1.70%, due September 2009 (1)	49,800
Variable rate note, interest only at LIBOR plus 2.25%, due January 2010 (2)	11,326
Variable rate note, interest only at LIBOR plus 2.65%, due March 2010 (3)	7,250
Variable rate note, interest only at LIBOR plus 2.90%, due April 2010 (4)	23,414
Variable rate note, interest only at LIBOR plus 2.00%, due July 2010 (5)	3,009
Other	23

Debt obligations due by October 1, 2010	$121,022

(1)   Represents the variable rate portion of mortgage loans provided by Capmark for the purchase of 41 communities from HCPI in August 2007.

(2)   Represents financing provided by KeyBank for a newly constructed community in Ohio that we purchased in  December 2007.  The interest rate is effectively fixed at 4.965% with an interest rate swap.

(3)   Represents a construction loan with Capmark entered into in April 2008 for the development of an Alzheimer’s community in Illinois; the loan commitment is for $8.0 million.

(4)   Mortgage financing provided by Capmark for the purchase of seven communities from HCPI in March 2007; 2.0% exit fee due upon retirement unless refinanced by Capmark.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

(5)   Represents a construction loan with Guaranty Bank entered into in February 2007 for the development of an Alzheimer’s community in Iowa; the loan commitment is for $7.4 million.

In April 2008, we refinanced the mortgage debt on 23 of our existing properties, which provided net cash proceeds of $25.6 million.  We also extended the term of a $21.4 million note payable due in March 2008 to March 2009, which in October 2008 was further extended to March 2012.  We will need to continue our improvements in operating performance or seek other sources of cash to meet our payment obligations in future years.  The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007 that has reached a crisis level in 2008.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue throughout 2009.  Moreover, leading economic indicators such as employment levels and income growth predict a continuing downward trend in the United States economy during the next year, and most likely a recession.  However, we believe that need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by the relative stability in occupancy, improvements in cash flows, and our ability to finance the acquisition of 141 properties during 2007 and 2008, including the acquisition of 24 NHP communities completed in April 2008 and the acquisition of 29 HCN communities in June and October of 2008.

As a consequence of our property and lease transactions in 2008, our long-term debt increased from $113.0 million at December 31, 2006, to $1.3 billion at September 30, 2008.  Our obligations under operating leases have increased from $299.3 million to $841.6 million primarily due to the Summerville acquisition, and our capital lease and financing obligations decreased from $608.6 million to $232.1 million primarily as a result of the acquisition of leased properties.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations.  Such cross-default provisions affect the majority of our properties and as a result, any event of default could cause a material adverse effect on our financial condition.  Defaults can include certain financial covenants, which generally relate to lease coverage and cash flow.  In addition, we are required to maintain the leased properties in a reasonable and prudent manner.  At September 30, 2008, we were in violation of rent coverage ratio covenants in leases at five properties, but have obtained waivers from the owners related to these lease covenant defaults.  The waivers expire on October 1, 2009.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, National Association, which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits us to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows us to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million  (see Note 5, Long-Term Debt, for further details).  There were no outstanding borrowings under the line of credit as of September 30, 2008.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

The following table summarizes our contractual obligations at September 30, 2008, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$1,257,173	$79,403	$119,666	$215,689	$842,415
Capital lease and financing obligations,
including current portion	232,110	10,057	23,382	29,463	169,208
Operating leases	841,609	67,610	138,195	141,383	494,421
	$2,330,892	$157,070	$281,243	$386,535	$1,506,044

The following table summarizes interest on our contractual obligations at September 30, 2008, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$565,850	$80,809	$150,389	$118,086	$216,566
Capital lease and financing obligations	147,863	17,561	32,933	29,279	68,090
	$713,713	$98,370	$183,322	$147,365	$284,656

The settlements of approximately $3.6 million of existing FIN 48 liabilities are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies and Use of Estimates, to the Unaudited Condensed Consolidated Financial Statements included in this report.

Impact of Inflation

To date, inflation has not had a significant impact on us.  Inflation could, however, affect our cost of doing business, and consequently, our operating income due to limitations on our ability to increase monthly rates because of our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 8.4% of revenues for the nine months ended September 30, 2008.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

•	provision or benefit for income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	gains or losses on sale of assets , termination of leases, or investments,
•	depreciation and amortization,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock option compensation expense,
•	interest expense,
•	change in fair value of interest rate swaps,
•	loan prepayment fees and debt refinancing costs,
•	interest income, and
•	other non-cash unusual adjustments

Definition of Adjusted EBITDAR:

We define Adjusted EBITDAR as Adjusted EBITDA adjusted for facility lease expense.

Management's Use of Adjusted EBITDA/EBITDAR:

We use Adjusted EBITDA/EBITDAR to assess our overall financial and operating performance.  We believe these non-GAAP measures, as we have defined them, are useful in identifying trends in our day-to-day performance because they exclude items that have little or no significance to our day-to-day operations.  These measures provide an assessment of controllable expenses and afford management the ability to make decisions, which are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance.  These measures also provide indicators for management to determine if adjustments to current spending levels are needed.

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

Limitations of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to our losses to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss includes:

•	The items excluded from the calculation of Adjusted EBITDA/EBITDAR generally represent income or expense items that may have a significant effect on our financial results,
•	Items determined to be non-recurring in nature could, nevertheless, re-occur in the future, and
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
September 30, 2008

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

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(23,076)	$(11,573)	$(74,278)	$(22,897)
Provision for income taxes	270	(1,290)	750	30
Equity losses (gains) in unconsolidated joint ventures	33	805	890	(5,691)
Depreciation and amortization	29,199	20,046	89,554	48,670
Amortization of deferred gains	(130)	(464)	(1,134)	(1,567)
Non-cash stock option compensation expenses	968	2,133	3,786	3,456
Convertible debentures conversion costs	-	-	-	1,329
Debt refinancing fees	-	-	1,090	-
Interest expense	25,169	18,403	68,952	48,736
Change in fair value of interest rate swaps	119	-	(16)	-
Interest income	(480)	(2,618)	(1,915)	(3,799)
Discontinued operations	474	525	5,840	1,285
Other non-cash unusual activity:
Professional and workers' compensation liability adjustments	(630)	(27)	(2,485)	(1,695)
Adjusted EBITDA	31,916	25,940	91,034	67,857
Facility lease expense	22,339	12,205	66,968	29,655
Adjusted EBITDAR	$54,255	$38,145	$158,002	$97,512

Subsequent Events

For a discussion of subsequent event, see Note 13, Subsequent Events, to the Unaudited Condensed Consolidated Financial Statements included in this report.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
September 30, 2008

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At September 30, 2008, we had approximately $138.6 million of variable rate borrowings based on the LIBOR.  As of September 30, 2008, our weighted average variable rate is 2.16% in excess of the LIBOR.  For every 1% change in the LIBOR, our interest expense will change by approximately $1.4 million annually.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2008.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have a $19.6 million interest rate swap contract that matures in August 2012 and a $12.4 million interest rate swap contract that matures in January 2010.  A 100 basis point increase in interest rates would increase the combined fair value of these swaps by approximately $817,000 and a 100 basis point decrease in interest rates would decrease the combined fair value of these swaps by approximately $850,000.

The downturn in the United States housing market in 2007 triggered a constriction in the availability of credit that is expected to continue for the remainder of 2008 and into 2009.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit and do not expect to in the near future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report.  Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2008	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Executive Vice President - Finance, Chief Financial Officer, and Secretary

Index to Exhibits

			Footnote
Number	Description		Number

10.2	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through
	December 7, 2005).		(1)
10.3	Amended and Restated 1998 Employee Stock Purchase Plan (as amended and restated
	as of March 26, 2008).
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors (24 Communities).
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008, among 23
		limited liability companies and limited partnerships, collectively as borrower, and Capmark
		Bank, as lender.	(2)
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008, in the
		principal amount of $16.8 million payable to Capmark Bank.	(2)
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated
		April 25, 2008, among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors
		Chandler LLC. Representative example of 18 communities, which in total equal $129 million.	(2)
	10.57.10	Multifamily Note dated April 25, 2008, between Fretus Investors Chandler LLC and
		Capmark Bank. Representative example of 18 communities which in total equal $129 million.	(2)
10.59	Documents Relating to Purchase and Financing of Communities from Alterra Healthcare Corporation (5 Communities)
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April
		30, 2008, between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate	(2)
		Capital Markets, Inc in the principal amount of $5.3 million.
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April
		30, 2008, between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.5 million.	(2)
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April
		30, 2008, between Emerikeyt Springs at Oceanside Inc. and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.5 million.	(2)
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008, in the principal amount of $5.3 million
		between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc	(2)
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008, in the principal amount of $14.5 million
		between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc	(2)
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008, in the principal amount of $5.6 million
		between Emerikeyt Springs at Oceanside Inc. and Keycorp Real Estate Capital Markets, Inc.	(2)
	10.59.11	Loan Agreement dated April 25, 2008, by and between Emerikeyt Fairways of Augusta LLC
		and Keybank National Association for $4.1 million	(2)
	10.59.12	Loan Agreement dated April 25, 2008, by and between Emerikeyt Lo of Broadmoor LLC
		and Keybank National Association for $9,3 million	(2)
	10.59.13	Promissory Note dated April 25, 2008, Emerikeyt Fairways of Augusta LLC payable to
		Keybank National Association for principal amount of $4.1 million	(2)
	10.59.14	Promissory Note dated April 25, 2008, Emerikeyt Lo of Broadmoor LLC payable to
		Keybank National Association for principal amount of $9.3 million.
10.7	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities)
	10.70.02	First Amendment to Purchase and Sale Agreement dated March 25, 2008, by and among Nationwide
		Health Properties, Inc. and its affiliated signatories and Emeritus Corporation	(1)
	10.70.03	Master Credit Facility Agreement dated April 1, 2008, by and among Borrowers signatory
		hereto and Capmark Finance, Inc.	(1)
	10.70.04	Master Promissory Note of Emeritus Corporation dated April 1, 2008, in the principal amount of $241.9 million
		payable to Capmark Bank.	(1)
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008, in the principal
		amount of $30.0 million payable to Nationwide Health Properties, Inc.	(1)
	10.70.06	Promissory Note of Emeritus Corporation dated April 1, 2008, in the principal
		amount of $8.0 million payable to Nationwide Health Properties, Inc.	(2)
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc. (HCN)
	(29 Communities in two phases: Phase 1: 19 communities, Phase 2: 10 communities )
	10.71.01	Asset Purchase Agreement dated June 9, 2008, by Emeritus Corporation and Health Care REIT,
		Inc. together with the affiliates of HCN	(2)
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008, by and between Emeritus
		Corporation and Health Care REIT, Inc. together with the affiliates of HCN	(2)
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement effective
		June 30, 2008, between Emeritol Woods at Eddy Pond LLC and KeyCorp Real Estate Capital
		Markets, Inc. Representative example of 19 communities, which in total equal $163.2 million.	(2)
	10.71.04	Freddie Mac Multifamily Note effective June 30, 2008, Emeritol Woods at Eddy Pond
		LLC jointly and severally promises to pay Keycorp Real Estate Capital Markets, Inc.
		Representative example of 19 communities, which in total equal $163.2 million.	(2)
	10.71.05	Promissory Note of Emeritus Corporation dated June 30, 2008, in the principal amount of $50.0 million payable to
		Health Care REIT, Inc.	(2)
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP.
	(5 Communities) Dated 2008
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus
		Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence	(3)
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus
		Corporation for the property commonly referred to as Golden Pond Assisted Living	(3)
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus
		Corporation for the property commonly referred to as Summerville at Brighton	(3)
	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus
		Corporation for the property commonly referred to as Summerville at Lake Mary	(3)
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus
		Corporation for the property commonly referred to as Summerville at Mentor	(3)
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP").
	(11 Communities) Dated 2008
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP
		(collectively "HCP") and Emeritus Corporation (11 communities)	(3)

31.1		Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 10, 2008.	(3)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 10, 2008.	(3)
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated November 10, 2008.	(3)
32.1		Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 10, 2008.	(3)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 10, 2008.	(3)
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated November 10, 2008.	(3)

Footnotes:

(1)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 9, 2008.
(2)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2008.
(3)	Filed herewith.