Form 10-K
period 2008-12-31
EMERITUS CORP\WA\
filed 2009-03-16
CIK 1001604

s

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2008.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Washington	91-1605464
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3131 Elliott Avenue, Suite 500, Seattle, WA 98121
(Address of principal executive offices)

(206) 298-2909
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2008, was $294,607,971.

As of February 28, 2009, 39,138,402 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be reported in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 21, 2009.

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please carefully review Item 1A, Risk Factors of this report for important factors that could cause our actual results to differ materially from the forward-looking statements included in this report and presented elsewhere by our management from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain, and accordingly, you should not place undue reliance on forward-looking statements.

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

On September 1, 2007, we completed our acquisition of Summerville Senior Living, Inc., which we sometimes refer to as “Summerville.”  Summerville operated 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  We sometimes refer to this transaction as the “Summerville acquisition.”  As a result of the Summerville acquisition, Summerville became our wholly-owned subsidiary.  Summerville’s corporate headquarters were integrated into the Seattle, Washington, corporate offices of Emeritus after the merger.  Granger Cobb, President and CEO of Summerville, assumed the titles of President and Co-CEO of Emeritus.  Pursuant to the terms of the merger agreement and a shareholder agreement, Mr. Cobb and a representative designated by the Apollo Real Estate Investment Funds III and IV, which we sometimes refer to as the "Apollo Funds" were appointed to our board of directors upon consummation of the transaction.

As of December 31, 2008, we operated, or had an interest in, 306 assisted living communities, consisting of approximately 27,000 units with a capacity for approximately 32,000 residents.  Our facilities are located in 37 states and include 164 communities that we own, 104 communities that we lease, and 38 communities that we manage, including 24 in which we hold joint venture interests.  On December 31, 2008, our consolidated facilities were 87.3% occupied.  In 2008, we generated approximately 91.5% of our revenues from private pay residents, which limits our exposure to government reimbursement risk, and our average monthly revenue per occupied unit for the year was $3,425. Our average monthly revenue per occupied unit for the month of December 2008 was $3,620, which includes the impact of December 2008 acquisitions.

We have 199 communities that offer Alzheimer’s and dementia care services with approximately 4,383 units in a mix of both free-standing facilities and as part of our standard assisted living facilities.  We believe the need for Alzheimer’s and dementia care will continue to increase in the future.  According to published sources, there are an estimated 24.3 million people in the world with some form of dementia and 4.6 million new cases are diagnosed each year.  In addition, the number of Americans diagnosed with dementia is approximately 14% for those over the age of 71.  By 2050 the number of individuals in the United States with dementia is expected to increase from 4.5 million to above 13.2 million.  Dementia care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

Seven of our assisted living communities also provide skilled nursing services with an aggregate capacity of 252 units.

Our portfolio of communities is characterized by relatively new, high quality facilities that offer a significant number of amenities to our residents and which allows us to operate more efficiently.  Of our 268 consolidated communities, 154 have been built or opened since January 1, 1997.  In addition, we have significantly upgraded many of our older communities to enhance their appearance and made improvements to kitchens, nurse call systems, dining and recreation areas, landscaping, and electronic systems, including data transmission.

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

We are focused on increasing our revenues, operating income, and cash flows through a combination of continuing initiatives:

•	increase occupancy to stabilized levels.
•	assessment of resident care needs and local market pricing to optimize resident rates.
•
the expansion of our Alzheimer’s and related dementia care offerings to meet growing demand through expansions and conversions of existing communities, and further acquisition of existing dementia care communities.

•	focus on risk management programs to reduce the cost of workers’ compensation and professional and general liability insurance.
•	increase capacity via selective acquisitions and expansion of existing communities.
•	increase cost efficiencies from higher occupancy rates and economies of scale.
•	increase our percentage of owned versus leased communities.

By executing these growth initiatives, we have witnessed a consistent improvement in our revenues as evidenced by our increase in average monthly revenue per unit from $2,957 in 2006 to $3,257 in 2007 and to $3,425 in 2008.  Our average occupancy increased from 84.5% in 2006 to 87.1% in 2007, but declined to 86.6% in 2008.  We attribute this occupancy decline in 2008 to a combination of the addition of new communities with lower occupancy rates and, to a certain extent, the downturn in the economy and related credit market crisis, which may have resulted in seniors delaying the move from their homes into our communities.

In 2008, our initiatives to enhance revenues produced the following successful results:

•	Total revenues increased by 43.9% from 2007 to $769.4 million;
•	We added 123 units of Alzheimer’s and related dementia care capacity through expansion and development projects;
•	Our average monthly revenue per unit increased by 5.2% compared to 2007; and
•
In 2007 and 2008, we added a net of 97 new communities to our consolidated portfolio, including Summerville, which increased our capacity by approximately 10,000 units; our 2008 revenues increased by approximately $235.0 million.

The Assisted Living and Alzheimer’s and Related Dementia Care Industry

We believe that the assisted living and Alzheimer’s and related dementia care industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.

Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing.  Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia, in addition to our free-standing Alzheimer’s and related dementia care facilities.

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

•
Cost-Effectiveness.  Assisted living services generally cost 30% to 50% less than skilled nursing facilities located in the same region.  We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.  According to the MetLife Market Survey of Nursing Home & Assisted Living

•
Costs published in October 2008, the national annual average cost of a year in a nursing home was $77,380 for a private room and $69,715 for a semi-private room compared to an annual average cost of $36,372 in an assisted living facility.  The survey evaluated the cost of assistance in a nursing home with the activities of daily living for a person suffering from a debilitation such as Parkinson's disease.  It did not include costs for therapy, rehabilitation, or medications.

•
Demographics.  The target market for our services is generally persons 75 years and older who represent the fastest growing segments of the U.S. population.  According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 21.7% from approximately 18.5 million in 2008 to approximately 22.5 million by the year 2020.  The number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 21.2% from approximately 5.4 million in 2008 to 6.6 million by the year 2020.  Furthermore, the number of persons afflicted with Alzheimer’s disease is also expected to grow in the coming years.  According to data published in the August 2003 issue of the Archives of Neurology, an AMA publication, this population will increase to 5.7 million people by the year 2020.  Nearly half of all Americans over the age of 85 have Alzheimer’s disease and the number of Americans with Alzheimer’s has doubled since 1980.  Because Alzheimer’s disease and other forms of dementia are more likely to occur in people over the age of 85, we expect the increasing life expectancy of seniors to result in a greater number of persons afflicted with Alzheimer’s disease and other forms of dementia in future years, absent breakthroughs in medical research.

•
Changing Family Dynamics.  Seniors currently possess greater financial resources than in the past, which makes it more likely that they are able to afford to live in professionally managed senior housing.  Seniors in the geographic areas in which we operate tend to have a significant amount of assets generated from savings, pensions and other assets.  The use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services.  Accordingly, we believe that the number of seniors and their families who are able to afford high-quality senior residential services, such as those we offer, has also increased.  While the current economic climate may have had some impact on the financial resources of seniors with investments in the market, we have yet to witness any significant occupancy declines during this current economic downturn that would suggest a significant correlation between occupancy and today’s economic climate.  In addition, the number of two-income households increased during the 1990's and the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population.  As a result, many families that traditionally would have provided care to senior family members in their homes are now unable to do so.  We believe these factors have increased the need for professional senior care.

Supply/Demand Imbalance.  While the senior population is growing significantly, the supply of assisted living beds per thousand of the senior population is not growing at a similar rate.  According to the 2006 Senior Housing Construction Report of the American Seniors Housing Association, construction of new assisted living facilities is down over 80% since 1999.  More recently, senior housing construction has slowed due to the downturn in the economy and the credit market crisis. We also believe that high construction costs, costs and availability of capital, and the cost of liability insurance for smaller operators have constrained the growth in the supply of assisted living facilities.  We believe that growth in the senior population, increased affluence of this generation of senior citizens, and the diminished role of the family in providing senior care is leading to supply and demand imbalances that provide growth opportunities, as evidenced by a general increase in occupancy and rental rates over the past few years.

Competitive Strengths

We compete with other assisted living communities located in the areas where we operate.  These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us.  We believe that we have the following competitive strengths:

•
Memory Loss Services.  The demand for memory loss services continues to grow.  As of December 31, 2008, we have 199 communities that offer this type of care in a mix of both free-standing facilities and as part of our standard assisted living facilities.  Our dementia care wings within our assisted living facilities enable us to retain residents who may require dementia care services in the future, and who would otherwise be required to move to an alternative care setting.  Where appropriate, we may place dementia

•	residents in semi-private apartments to provide a lower cost alternative for those residents, which also serves to enhance our average rate per unit.

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

•
High Quality Communities.  Of our 268 consolidated communities, 154 communities have been built and opened since January 1, 1997.  In addition, we have significantly upgraded many of our older communities to improve their appearance and operating efficiency.  These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, nurse call systems, and electronic systems, including those for data transmission, data sharing, and e-mail.

•
Geographic Diversification and Regional Focus.  We operate in 37 states across the United States.  We believe this geographic diversification makes us less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region.  We also believe this geographic diversity moderates the effects of regional employment and competitive conditions.  Within each region, we have focused on establishing a critical mass of communities in secondary markets (those outside of major metropolitan areas), which enables us to maximize operating efficiencies.

•
Experienced Management with Industry Relationships.  We believe that we have strong senior leadership with proven management skills in the assisted living industry.  Our senior management team consists of Daniel R. Baty, Chairman of the Board and Co-Chief Executive Officer; Granger Cobb, Co-Chief Executive Officer and President; Raymond R. Brandstrom, Executive Vice President—Finance, Secretary and Chief Financial Officer; and Melanie Werdel, Executive Vice President—Administration, each of whom has from 16 to more than 32 years of management experience in the healthcare industry, ranging from independent living to skilled nursing care.  We believe that their combined experience and the relationships that they have developed with owners, operators, and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, as well as obtain sources of debt and equity capital.

Business Strategy

We believe that the assisted living industry plays a key role in meeting the significant demand for alternative senior living services that are differentiated from the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities.  Our goal is to continue as a national leader in the assisted living segment of the long-term care industry through the following strategy:

•
Continued Focus on Operations and Occupancy.  In recent years, we have focused on improving community performance through both increased occupancy and revenue per occupied unit.  On September 1, 2007, we merged with Summerville, which historically had outperformed legacy Emeritus communities in average rates and occupancy, and provided us with an enhanced operating platform.  In 2008, we implemented Summerville’s sales lead and patient assessment systems and tools throughout the Company in order to facilitate increased move-in activity and increases in the capture of level-of-care revenues.  We believe that the implementation of Summerville’s marketing and operating philosophies will continue to enhance our occupancy levels and rates. We believe that this focus on both rates and occupancy will generate the incremental growth in margins we are striving to achieve.

•
Customer Service.  Our approach to care is to address our residents’ entire needs from their physical health to their social well-being.  We believe that this “holistic approach” enhances the quality of life and care for our residents.  By using revenue enhancing alternatives like non-related companion living, diabetes management, our Brain Health and Wellness program, our Join-Their-Journey memory care program, and other flexible programming designed to meet the needs of the individual in our communities, we increase customer satisfaction and thereby increase occupancy.

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

•
Investment in Information Technology Infrastructure.  We are committed to improving our information technology throughout the organization in an effort to enhance our knowledge base and our ability to make better business decisions.  We continue to expand the computing capabilities in our communities including investments in computer hardware and networking devices.  We installed a care management program designed to manage and track resident care needs and services and we launched a web-based lead management program in order to better manage potential leads and referral sources.  We also installed a timekeeping system throughout the Company to better manage labor costs.  In 2009, we expect to complete the implementation of a new financial and accounting software platform, which will enable us to respond quickly and cost effectively to changes to our business arising from mergers and acquisitions, regulatory and compliance issues and changes in financial reporting requirements.

•
Selective Acquisition of Communities.  Our business strategy includes the pursuit of opportunities to purchase or lease communities that meet designated criteria.  In general, we tend to favor acquisition opportunities that are in smaller cities or suburbs, enhance our current market coverage, require minimal upfront capital, are neutral or favorable to the Company’s cash flow, and present operational or financing efficiency opportunities not otherwise realized by the existing owner or operator.  For the last few years we have acquired additional communities that satisfied these criteria and we intend to continue to pursue acquisitions that meet these criteria.  From the beginning of 2003 through 2008, we have more than tripled the number of communities in our consolidated portfolio from 85 to 268, while decreasing the number of our managed facilities from 95 to 38.  This constitutes a net increase during that same period in our total operated portfolio of 126 communities.  We now lease or own many of the communities we formerly managed.  We have increased the number of communities that we own from 10 at the end of 2006 to 164 at the end of 2008 through the acquisition of 146 communities we formerly operated under long-term leases.  In 2007 and 2008, we added a net total of 97 communities to our consolidated portfolio and increased the number of our managed communities by six.

•
Development of Communities.  In recent years we have evaluated development opportunities in markets where existing occupancy is high, resulting in demand for additional capacity and attractive rates.  We opened one new Alzheimer’s community in 2008 through a joint venture and two communities in early 2009.  We also opened and completed the expansions of one existing community in 2007 and three existing communities in 2008.  Where we have existing communities with stabilized occupancy and strong market rates we will look to add additional units to existing communities.  These will usually be designated as Alzheimer’s and dementia care units, which provide higher incremental margin contributions to the community. In 2008, we curtailed our new construction programs until market conditions improve.

•
Appeal to the Middle Market.  The market segment most attractive to us is middle to upper-middle income seniors 75 and older in smaller cities and suburbs with populations of 50,000 to 150,000 persons.  We believe that this segment of the senior community is the largest, broadest, and most stable.

Resident Services.

Our assisted living communities offer residents a full range of services based on individual resident needs in a supportive “home-like” environment.  By offering a full range of services, we can accommodate a broad range of residents' needs.  The services we provide to our residents are designed to respond to their individual needs and to improve their quality of life.

Basic Services.  All of our residents receive basic services that include meals and snacks, social and recreational activities, weekly housekeeping and linen service, apartment maintenance, a 24-hour emergency response system and transportation to appointments and excursions.  There are licensed nurses available to evaluate the residents’ care needs and promote wellness.

Assisted Living Services.  Our residents may purchase additional services based on the recommended level of care or assistance required for the activities of daily living (ADLs), which are dining, bathing, dressing, grooming and personal hygiene.  A thorough evaluation of the individual's needs along with collaboration with the resident, the resident's physician and the resident's family, determine the recommended level of care.  In addition to assistance with ADLs, we also provide assistance with medication management, recreational activities and social support, behavior modification and management, diabetes management and other simple treatments.

Memory Care Program.  We have designed our Memory Care program to meet the health, psychological, and social needs of our residents diagnosed with Alzheimer's or related dementia.  In a manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs.  Some of the service areas that are key to providing the individualized care for our residents with Alzheimer's or related dementias center around a personalized environment, activities planned to support meaningful interactions, specialized dining and hydration programs, and partnerships with families and significant others through support groups, one-on-one meetings, educational forums, and understanding behavior as a form of communication.  We endeavor to provide residents with an optimal quality of life, which includes life enrichment by giving each resident a sense of purpose.

Service Revenue Sources

We rely primarily on our residents’ ability to pay our charges for services from their own or family resources and expect that we will continue to do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we generally believe that only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities.

As third-party reimbursement programs and other forms of payment continue to grow, we will participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small.  All sources of revenue other than residents’ private resources constituted less than 8.5% of our total revenues in 2008.

Management Activities

We provide management services to independent and related-party owners of assisted living communities.  We managed 38 and 33 communities at December 31, 2008 and 2007, respectively.  Of the 38 managed communities, 24 are owned by joint ventures in which we have an interest, seven are owned by third parties, and seven are owned by entities in which Mr. Baty has an interest.  Agreements typically provide for fees between 5% and 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues.  Terms typically range from two to five years and may be renewed or renegotiated at the expiration of the term.  However, our management agreements through our joint venture with Blackstone Real Property Group, which we sometimes refer to as the “Blackstone JV,” have a one-year term and are automatically renewed on 30-day successive periods at the end of the initial one-year term.

From the beginning of 2003 through 2008, we have decreased the number of our managed communities from 95 to 38 primarily by acquiring and leasing these communities.  Management fees were approximately $5.0 million for 2008 and $4.4 million in 2007, compared to $1.9 million in 2006.  Management fees increased by $669,000 in the year ended December 31, 2008, primarily due to the net 23 management agreements added from the Blackstone JV since December 2006 and our interest in a joint venture with an affiliate of the Wegman Companies, Inc., which we sometimes refer to as the “Stow JV,” in June 2008.

Properties

As of December 31, 2008, we operated, or had an interest in, 306 assisted living communities, consisting of approximately 27,000 units with a capacity for approximately 32,000 residents.  Our facilities are located in 37 states.  The following table summarizes our portfolio of communities as of December 31, 2008.

Service Offering	Number of Communities

Independent Living	7
Assisted Living	90
Alzheimer's / Dementia Care	29
Assisted Living & Independent Living	9
Assisted Living & Alzheimer's / Dementia Care	152
Assisted Living & Alzheimer's / Dementia Care & Skilled Nursing	4
Independent Living & Assisted Living & Alzheimer's / Dementia Care	12
Alzheimer's / Dementia Care & Skilled Nursing	2
Skilled Nursing	1
Total Communities	306

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

Quality Assurance

We have an ongoing quality assurance process that occurs in each of our communities.  Our program is designed to achieve resident and family member satisfaction with the care and services we provide.  Quality assurance audits of care and operational systems are done on an ongoing basis using the Comprehensive Process Review (CPR) auditing tool.  The CPR audit tool was developed by the quality and risk management team in collaboration with other departments at the community, regional, and divisional levels.  All areas of community operations and care systems are reviewed and evaluated using this comprehensive process.  The audit includes an inspection of the community that evaluates three major areas: quality of care, quality of life, and community practices and behavior.  Other continuous quality improvement measures include our customer satisfaction and employee satisfaction surveys and feedback from residents and family members on a regular basis to monitor their perception of the quality of services provided to residents through our Ethics First compliance program.

Our communities have established on-going resident and/or family meetings through care conferences and/or family night meetings.  Feedback, recommendations, and suggestions to improve overall quality performance of the community are obtained from the residents, responsible parties, and staff.  The CPR, Ethics First compliance program, resident care conferences, and family night meetings are significant components of our continuous quality improvement program.  These processes are used to benchmark our ongoing efforts to improve quality, enhance customer satisfaction, and minimize risk exposure.

Administration

We employ an integrated structure of management, financial systems, and controls to maximize operating efficiency and contain costs.  In addition, we have developed the internal procedures, policies, and standards we believe are necessary for effective operation and management of our assisted living communities.  We have recruited seasoned key employees with years of experience in the senior living services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

Our operating group consists of six divisions.  An operational vice president heads each division in a collaborative team system that includes a vice president of sales and marketing and a vice president of quality service and risk management.  Each divisional team oversees several operating regions headed by a regional director of operations, who provides management support services for each of the communities in his/her respective region, along with the respective regional director of quality service and risk management and regional director of sales and marketing.  An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements.  We provide management support services to each of our residential communities, including establishing operating systems and standards, recruiting, training, and financial and accounting services. In 2008, we implemented an automated resident assessment system. This operational system ensures that our communities maintain a quality standard of care, meet state compliance requirements and capture charges associated with services provided in a flexible and customizable manner.

We have centralized finance and other operational support functions at our headquarters in Seattle, Washington, including those functions formerly provided at the Summerville executive offices in California, in order to allow community-based personnel to focus on resident care.  The Seattle office establishes policies and procedures applicable to the entire company, oversees our financial and marketing functions, manages our acquisition and development activities, and provides our overall strategic direction.

We use a blend of centralized and decentralized accounting and computer systems that link each community with our headquarters.  Through these systems, we are able to monitor occupancy rates and operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner.  We believe that our data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations.  In 2009, we expect to complete the implementation of a new financial and accounting software platform, which will position us for future growth and enable us to respond quickly and cost effectively to changes to our business arising from mergers and acquisitions, regulatory and compliance issues and changes in financial reporting requirements. We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

Competition

The number of assisted living communities continues to grow in the United States, although the number of assisted living units is not growing as significantly as the growth of the senior population.  We believe that quality of service, reputation, community location, physical appearance, and price will be significant competitive factors.

The assisted living industry is highly competitive and also fragmented.  Our competition will come from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic areas in which we operate, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers.  In general, regulatory and other barriers to competitive entry in the assisted living are not substantial, except in the skilled nursing segment.  Although new construction of assisted living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate assisted living communities.  Some of our present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital.  Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our revenues and earnings.  Our major competitors are Brookdale Senior Living Inc., Sunrise Senior Living, Inc., Five Star Quality Care, Inc., Capital Senior Living Corporation and Assisted Living Concepts, Inc.

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

In five of the states in which we operate or intend to operate, we are prohibited from providing senior care services or expanding existing services without first obtaining the appropriate licenses such as a Certificate of Need.  Senior living facilities may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted.  Assisted living facilities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements.  Such unannounced surveys occur annually or bi-annually, or may occur following a state’s receipt of a complaint about the community.  As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements.  Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction, but the reviewing agency typically has the authority to take further action against a licensed or certified facility.  Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions.  From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys.

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

Environmental Matters

Under various federal, state and local environmental laws, a current or previous owner or operator of real property, such as Emeritus, may be held liable in certain circumstances for the costs of investigation, removal or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at, or under a property, regardless of how such materials came to be located there.  Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines and payments for personal injuries or damage to adjacent property.  The cost of any required investigation, remediation, removal, mitigation, compliance, fines or personal or property damages and our liability therefore could exceed the property’s value and/or our assets’ value.  In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property.  In addition, such laws impose liability for investigation, remediation, removal and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites.  Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances as well as without regard to whether such release or disposal was in compliance with law at the time it occurred.  Moreover, the imposition of such liability upon us could be joint and several, which means we could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof.

We do not believe that we have incurred such liabilities as would have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to regulation under various federal, state and local environmental laws, including those relating to: the handling, storage, transportation, treatment and disposal of medical waste products generated at our communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our properties.

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs and other medical waste products and incontinence products of those residents diagnosed with an infectious disease.  The management of infectious medical waste, including its handling, storage, transportation, treatment and disposal, is subject to regulation under various federal, state, and local environmental laws.  These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice, and reporting obligations.  Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste.  The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.  Any finding that we are not in compliance with environmental laws could adversely affect our business operations and financial condition.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their buildings.  The regulations also set forth employee training, record-keeping requirements and sampling protocols pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations.  Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potential asbestos-containing materials.  The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested.  Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building.  Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan.  Furthermore, the presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may present a risk that third parties will seek recovery from the owners, operators or tenants of such properties for personal injury or property damage.  In some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community’s market value.

We believe that we are in compliance with applicable environmental laws.

Employees

At December 31, 2008, we had approximately 18,671 employees, including 13,365 full-time employees, of which 296 were employed at our corporate headquarters and regional offices.  Of our 18,671 employees, 2,117 were employed in our managed communities.  As of December 31, 2008, none of our employees are represented by a labor union.  We believe that our relationship with our employees is satisfactory.

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

We have posted our Corporate Governance Guidelines, Code of Conduct, Code of Ethics and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees on our web site at www.emeritus.com.

ITEM 1A.  RISK FACTORS

Our business, results of operations, and financial condition are subject to many risks, including, but not limited to, those set forth below:

We have incurred losses since we began doing business, except for 2005, and may continue to incur losses for the foreseeable future.  We organized and began operations in July 1993 and have operated at a loss since we began doing business, except for 2005.  For 2008, 2007, and 2006, we recorded losses of $104.8 million, $48.7 million, and $14.6 million, respectively.  We believe that the historically aggressive growth of our portfolio through acquisitions and developments and related financing activities, as well as our inability (along with most of the assisted living industry) to significantly increase occupancy rates at our communities, were among the causes of these losses.  To date, at many of our communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flow from operations, but not earnings.  Our ongoing operations may not become profitable in line with our current expectations or may not become profitable at all.

If we cannot generate sufficient cash flow to cover required interest, principal and lease payments, we risk defaults on our debt agreements and leases.  At December 31, 2008, we had total debt of $1.4 billion, with minimum annual principal payments of $18.3 million due in 2009 and were obligated under both long-term operating and capital leases requiring minimum annual cash lease payments of $110.3 million in 2009.  In addition, we will have approximately $45.6 million and $104.1 million in principal amount of debt that matures in 2010 and 2011, respectively.  If we are unable to generate sufficient cash flow to make such payments as required and are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on the communities secured by the respective indebtedness or, in the case of a lease, could terminate our lease, resulting in loss of income and asset value.  In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community.  In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community.  Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and sale-leaseback agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because we are highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions.  A substantial portion of our future cash flow will be devoted to debt service and lease payments.  In the past, we have occasionally been dependent on third-party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future.  In addition, we are periodically required to refinance these obligations as they mature.  Our long-term debt was $1.4 billion at December 31, 2008, and our obligations under long-term operating and capital leases were $189.9 million at December 31, 2008.  These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates at levels that would result in positive earnings.  In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis.  Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities.  While our occupancy levels have increased each year from 2004 through 2007, during the three years prior to that and in 2008, occupancy levels declined, excluding the effects of acquired communities.  Our occupancy levels may not increase in the future and may never reach levels necessary to achieve net income.

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

If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the related debt.  From time to time, we have failed to comply with certain covenants in our financing and lease agreements relating generally to matters such as cash flow, debt and lease coverage ratios, and certain other performance standards.  Currently, we do not comply with certain covenants relating to base rent coverage ratios for two communities under lease with two of our significant landlords. One of the leases requires additional security deposits in the amount of the coverage shortfall, which we have cured, and we have obtained a waiver until January 2010 for the other and, as such, are deemed to be in compliance.  In the future, we may be unable to comply with these or other covenants.  If we fail to comply with any of these requirements and are not able to obtain waivers, our lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date, and/or the lessors could terminate lease agreements.  We may be unable to repay or refinance this debt if it becomes due.

We self-insure many of the liabilities we face.  In recent years, participants in the long-term care industry have faced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories.  Many of these suits involve large claims and significant legal costs.  We expect we will occasionally face such suits because of the nature of our business.  We are responsible for the full loss of any professional liability claims.  We also carry conventional commercial general liability insurance.  Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business.  Except on a very limited basis, we currently do not carry professional liability insurance and, although we review our liability insurance annually, we may not be able to obtain third-party liability insurance coverage in the future or, if available, on acceptable terms.

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

Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes, including any refinancing of our debt due in 2010 and 2011 on reasonable terms and could have other adverse effects on us and the market price of our common stock. The United States securities and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the securities and credit markets may adversely affect our ability to access additional financing for development of our properties and other purposes, including any refinancing of our debt on reasonable terms.  We will have approximately $45.6 million and $104.1 million in principal amount of debt that matures in 2010 and 2011, respectively. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust our business plan accordingly.  These events also may make it more difficult or costly for us to raise capital.  The disruptions in the financial markets have had and may have a material adverse effect on the market value of our common stock and other adverse effects on us and our business.

If we are unable to expand our facilities in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.  We are currently working on a limited number of projects that will expand several of our existing communities over the next several years.  We are also developing two new senior living facilities in partnership with a third party.  These projects are in various stages of development and are subject to a number of factors over which we have little or no control.  Such factors include the necessity of arranging separate mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

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

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline.  The assisted living industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future.  It is possible that market saturation in some locales could have an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels.  Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations.  We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities.  We expect that competition from new market entrants will increase as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs.  Some of these competitors may have substantially greater financial resources than we do.  Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures.  This could lead to lower occupancy rates or lower rate structures in our communities.

If development of new assisted living facilities outpaces demand, we may experience decreased occupancy, depressed margins, and diminished operating results.  In the future, some assisted living markets in which we operate could reach a point of being overbuilt.  The barriers to entry in the assisted living industry are not substantial.  Consequently, the development of new assisted living facilities could outpace demand.  Overbuilding in the markets in which we operate could thus cause us to experience decreased occupancy and depressed margins and could otherwise adversely affect our operating results.

Market forces could undermine our efforts to attract seniors with sufficient resources.  We rely on the ability of our residents to pay our fees from their own or family financial resources.  Generally, only seniors with income or assets meeting or exceeding the comparable median in the region where our assisted living communities are located can afford our fees.  The economic recession, depressed housing market, inflation or other circumstances may undermine the ability of seniors to pay for our services.  If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline or we may be forced to lower our rental rates.

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

Our Co-Chief Executive Officer, Daniel R. Baty, has personal interests that may conflict with ours due to his interest in Columbia Pacific Group, Inc.  Mr. Baty is the principal owner of Columbia Pacific Group, Inc. (Columbia Pacific), a private company engaged in the development and operation of senior housing, assisted living communities, and hospitals in India and other parts of Asia.  Columbia Pacific and affiliated partnerships also own assisted living communities, Alzheimer’s and dementia care facilities, and independent living facilities in the United States, some of which we manage under various management agreements.  These financial interests and management and financing responsibilities of Mr. Baty with respect to Columbia Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

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

We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided us with financing in the amount of $18 million for two years, which financing was paid off in July 2007.  In 2004, he personally guaranteed $3 million of our obligations under a long-term lease with Health Care Property Investors, Inc., an independent REIT, which terminated with the purchase of these communities in August 2007.  Also in 2004, Mr. Baty guaranteed our obligations under a long-term lease relating to 20 communities.  As part of this arrangement, which continues to be in effect for 18 of the communities (the Cash Flow Sharing Communities), he shares in 50% of the positive cash flow (as defined) and is responsible for 50% of the cash deficiency for these communities.  In 2008, we entered into a 50-50 joint venture with Mr. Baty to purchase the real estate of eight of the Cash Flow Sharing Communities, into which Mr. Baty contributed approximately $6.8 million.  We believe that we would have been unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support.  The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.  In addition, we cannot guarantee that such support will be available in the future.

We may be unable to attract and retain key management personnel.  We depend upon, and will continue to depend upon, the services of Mr. Baty and Mr. Cobb.  Mr. Baty has financial interests and management responsibilities with respect to Columbia Pacific and its related partnerships that require a considerable amount of Mr. Baty’s time.  As a result, he does not devote his full time and efforts to Emeritus.  The loss of Mr. Baty’s services, or those of Mr. Cobb, could adversely affect our business and our results of operations.  We also may be unable to attract and retain other qualified executive personnel critical to the success of our business.

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

In addition to the risks described above, investing in our common stock involves the following risks:

We may experience volatility in the market price of our common stock due to the lower trading volume and lower public ownership of our common stock.  The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile.  In particular, the volatility of our shares is influenced by lower trading volume and lower public ownership relative to several other publicly-held competitors, as well as the current turmoil in the stock market.  For example, our closing stock price has ranged from $5.05 per share to $26.60 per share during fiscal 2008.  Because 48.4% of our outstanding shares were owned by affiliates as of February 28, 2009, our stock is relatively less liquid and therefore more susceptible to large price fluctuations.

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

Insiders have substantial control over us and are able to influence corporate matters.  Under the terms of a shareholders agreement entered into in connection with the Summerville acquisition, a representative of each of the Baty shareholders, the Saratoga shareholders and the Apollo shareholders has been elected or appointed to our board of directors.  Our directors and executive officers and their affiliates, including the Baty shareholders, the Saratoga shareholders and the Apollo shareholders, own, in the aggregate, approximately 48.4% of our outstanding common stock as of February 28, 2009.  As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets.  This concentration of ownership could limit a shareholder’s ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing shareholders could cause our stock price to decline.  Based on shares outstanding as of February 28, 2009, we have outstanding approximately 39,138,402 shares of common stock, of which 18,923,669 outstanding shares are beneficially owned by our executive officers, directors and affiliates controlled by them.

The shares received by the Apollo shareholders in the Summerville acquisition were eligible for sale in the public market beginning September 1, 2008, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended.  However, pursuant to a registration rights agreement we entered into with the Apollo shareholders, the Saratoga shareholders, the Baty shareholders, and Mr. Cobb, we agreed to register shares of common stock beneficially owned by these persons under certain circumstances.  In particular, we filed a shelf registration statement, which was declared effective by the SEC on January 16, 2008, to permit public resale of 4,859,008 shares beneficially owned by Apollo shareholders, and 1,800,000 shares beneficially owned by certain Saratoga shareholders.  Pursuant to this registration statement, these shareholders will be able to publicly resell the identified Emeritus shares without restriction.  Moreover, if one or more parties to the registration rights agreement exercise their rights with respect to the shares they own, additional shares may become eligible for public resale without restriction.

As of December 31, 2008, options for a total of 2,840,652 shares of common stock were outstanding under our equity incentive plans, of which a total of 1,341,813 shares were then exercisable.  Of the shares exercisable, 776,665 shares were exercisable at a price in excess of our stock trading price at December 31, 2008.  All of the shares issuable on exercise of such vested options are eligible for sale in the public market.  If our executive officers, directors, or significant shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

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

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Communities

Our assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas.  Of our operating communities, 199 offer memory loss services, 28 offer some independent living services and seven offer skilled nursing services.  The table below summarizes information regarding our current operating communities as of December 31, 2008.

	Number of			Communities
States	Communities	Units	Beds	Own	Lease	Manage
Arizona	10	716	868	6	–	4
Arkansas	3	253	253	3	–	–
California	45	4,385	5,102	11	30	4
Colorado	3	157	173	1	–	2
Connecticut	4	343	385	–	4	–
Delaware	2	152	173	1	1	–
Florida	46	4,964	5,839	22	18	6
Georgia	5	296	426	1	–	4
Idaho	5	368	418	5	–	–
Illinois	4	339	407	4	–	–
Indiana	6	513	652	3	3	–
Iowa	1	80	80	1	–	–
Kansas	4	269	308	2	1	1
Kentucky	1	80	88	1	–	–
Louisiana	5	442	502	4	1	–
Maryland	5	448	491	1	4	–
Massachusetts	10	1,069	1,149	4	5	1
Michigan	2	216	240	1	1	–
Mississippi	6	472	538	4	1	1
Missouri	1	94	94	1	–	–
Montana	3	281	308	1	1	1
Nevada	3	212	270	1	1	1
New Hampshire	1	100	200	–	–	1
New Jersey	9	894	957	2	4	3
New Mexico	2	106	110	–	–	2
New York	13	1,057	1,182	11	–	2
North Carolina	6	432	470	5	–	1
Ohio	16	1,482	1,706	3	11	2
Oregon	1	53	55	1	–	–
Pennsylvania	5	354	474	5	–	–
South Carolina	11	661	810	7	4	–
Tennessee	2	134	136	1	1	–
Texas	41	3,505	4,655	36	4	1
Utah	1	83	91	–	1	–
Virginia	11	923	1,228	4	6	1
Washington	12	923	1,041	10	2	–
West Virginia	1	100	132	1	–	–
37	306	26,956	32,011	164	104	38

Executive Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 48,000 square feet of space.  Our lease agreement runs for a term of 10 years, expiring July 2016.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Emeritus did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2008.

Executive Officers of Emeritus

The following table presents certain information about our executive officers.  On February 18, 2009, as described in our Current Report on Form 8-K, we announced that Justin Hutchens, our Executive Vice President and Chief Operating Officer, had resigned his position effective March 17, 2009.

Name	Age	Position

Daniel R. Baty	65	Chairman of the Board and Co-Chief Executive Officer
Granger Cobb	48	President and Co-Chief Executive Officer
Raymond R. Brandstrom	56	Executive Vice President of Finance, Secretary,
		and Chief Financial Officer
Melanie Werdel	38	Executive Vice President - Administration
Budgie Amparo	44	Senior Vice President - Quality and Risk Management
John Cincotta	45	Senior Vice President - Sales
Jim L. Hanson	54	Senior Vice President - Financial Services and Controller
Eric Mendelsohn	47	Senior Vice President - Corporate Development
Martin D. Roffe	61	Senior Vice President - Financial Planning
Jayne Sallerson	45	Senior Vice President - Marketing
Leo Watterson	56	Vice President-Corporate Accounting and Chief Accounting Officer

Daniel R. Baty, one of the founders of Emeritus, has served as its Chief Executive Officer and as a director since its inception in 1993 and became Chairman of the board of directors in April 1995.  Since the Summerville acquisition, Mr. Baty has served as our Co-Chief Executive Officer.  Mr. Baty also has served as the Chairman of the board of directors of Holiday Retirement Corporation from 1987 to 2007 and served as its Chief Executive Officer from 1991 through September 1997.  Since 1984, Mr. Baty has also served as Chairman of the board of directors of Columbia Pacific and, since 1986, as Chairman of the board of directors of Columbia Pacific Management, Inc.  Both of these companies are wholly-owned by Mr. Baty and are engaged in developing independent living facilities and providing consulting services for that market.  Mr. Baty is the father of Stanley L. Baty, a current director of our Company.

Granger Cobb has served as President and Co-Chief Executive Officer and as director of Emeritus since September 2007, when we completed our acquisition of Summerville.  Mr. Cobb has 22 years of senior management experience in the senior residential, assisted living, and skilled nursing industries.  He served as President, Chief Executive Officer and director of Summerville from 2000 until the September 2007 acquisition.  Mr. Cobb joined Summerville in 1998 with its acquisition of Cobbco, Inc., a California-based assisted living company founded by Mr. Cobb in

1989.  Mr. Cobb is active in several industry associations and has served on the boards of the Assisted Living Federation of America (ALFA), the National Investment Center for the Seniors Housing & Care Industry (NIC), and the political action committees for ALFA and the California Assisted Living Association (CALA).  Mr. Cobb was president of CCK Health Care, Inc., a company which filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code in 2004.  Mr. Cobb is the brother of Melanie Werdel, the Executive Vice President-Administration of our Company.

Raymond R. Brandstrom, one of the founders of Emeritus, has served as a director of Emeritus since its inception in 1993.  From 1993 to March 1999, Mr. Brandstrom also served as President and Chief Operating Officer of Emeritus.  In March 2000, Mr. Brandstrom was elected Vice President of Finance, Chief Financial Officer and Secretary of Emeritus.  Upon completion of the Summerville acquisition, Mr. Brandstrom became our Executive Vice President of Finance.  From May 1992 to October 1996, Mr. Brandstrom served as President of Columbia Pacific and Columbia Pacific Management, Inc., which are owned by Mr. Baty.  From May 1992 to May 1997, Mr. Brandstrom served as Vice President and Treasurer of Columbia Winery, a company previously affiliated with Mr. Baty that is engaged in the production and sale of table wines.

Melanie Werdel has served as Executive Vice President—Administration since joining Emeritus in September 2007, upon completion of the Summerville acquisition.  Ms. Werdel previously served as Senior Vice President, Administration for Summerville, overseeing corporate compliance, licensing standards and requirements and Summerville’s overall risk management and operational policies and procedures from December 2001 until we completed the Summerville acquisition.  Prior to joining Summerville in 1998, she served as the Vice President of Administration for Cobbco, Inc., a California-based assisted living and skilled nursing company founded by Mr. Cobb.  Ms. Werdel has over 14 years of long-term care management experience and served as the immediate past Board Chair of the CALA.  Ms. Werdel is the sister of Mr. Cobb.

Budgie Amparo has served as Senior Vice President—Quality and Risk Management since joining Emeritus in September 2007, upon completion of the Summerville acquisition.  Previously, Mr. Amparo served Summerville as Vice President of Quality and Risk Management from 2002 until we completed the Summerville acquisition.  Mr. Amparo is a registered nurse with a master’s degree in nursing, and has 21 years of combined healthcare experience in nursing education, acute care, skilled nursing, and assisted living.  Prior to joining Summerville, Mr. Amparo worked for Kaiser Permanente where he opened their first sub-acute skilled nursing facility in northern California in 2002.  He also spent 10 years with Mariner Post-Acute Network in a variety of positions including overseeing Quality Assurance, clinical operations and regulatory compliance for over 40 skilled nursing facilities in 11 states.  Mr. Amparo is the chair of the Clinical Roundtable Executives for ALFA and is on the Board of Examiners for the American Health Care Association and National Center for Assisted Living Quality Awards for 2008.

John Cincotta has served as Senior Vice President—Sales since September 2008. Mr. Cincotta joined Emeritus in 1997 as National Director of New Developments and became the National Sales and Marketing Training Director in 1999.  He was promoted to National Director of Sales and Marketing in 2000 and to Senior Vice President—Sales and Marketing in September 2007.   Mr. Cincotta has 18 years experience in the healthcare industry, including five years in skilled nursing and 10 years in assisted living.  Prior to joining Emeritus, Mr. Cincotta served as Divisional Sales and Marketing Director for Beverly Enterprises for the states of California and Washington and as the Regional Director of Sales and Marketing for The Hillhaven Corporation.  The Hillhaven Corporation operated nursing centers, pharmacies, and retirement housing communities.  Mr. Cincotta serves on the Sales and Marketing Executive roundtable for ALFA.

Jim L. Hanson has served as Senior Vice President—Financial Services and Controller since September 2007.  Mr. Hanson joined Emeritus in April 2000 and served as our Director of Financial Services.  Prior to joining Emeritus, Mr. Hanson held various accounting, financial, and administrative positions spanning a 21-year career with Pepsico, Inc.  He is currently responsible for the overall management of the Accounting and I.T. departments at Emeritus headquarters in Seattle, Washington.  Mr. Hanson has 31 years of experience in the financial services field.

Eric Mendelsohn has served as Senior Vice President—Corporate Development since September 2007.  Mr. Mendelsohn joined Emeritus as Director of Real Estate and Legal Affairs in February of 2006.  He is currently responsible for the acquisition, development and financing of new and existing Emeritus buildings. Mr. Mendelsohn has 21 years of experience in real estate and related financing and is a member of the bar in both Washington State and Florida.  Prior to joining Emeritus he served as a Transaction Officer for the University of Washington where he managed the acquisition, leasing and financing of healthcare properties for the School of Medicine as well as other property needs for University of Washington clients.

Martin D. Roffe has served as Senior Vice President—Financial Planning since September 2007.  Mr. Roffe joined Emeritus as Director of Financial Planning in March 1998, and was promoted to Vice President of Financial Planning in October 1999.  Mr. Roffe has 34 years of experience in the acute care, long-term care, and senior housing industries.  Prior to joining Emeritus, from May 1987 until February 1996, Mr. Roffe served as Vice President of Financial Planning for The Hillhaven Corporation, where he also held the positions of Senior Application Analyst and Director of Financial Planning.

Jayne Sallerson has served as Senior Vice President—Marketing since September 2008.  Ms. Sallerson joined Emeritus as Vice President of Marketing in September of 2007 upon completion of the Summerville acquisition.  Prior to joining Emeritus, Ms. Sallerson served as a Regional Director of Sales and Marketing for Summerville from 2000 to 2003 and was appointed to Vice President of Sales and Marketing in 2003.  Ms. Sallerson has 24 years of sales and marketing experience in the healthcare and senior living industries.  Prior to senior living, Ms. Sallerson worked in skilled nursing, durable medical equipment and rehabilitation in various sales and marketing roles.  Ms. Sallerson is the current chair for the Sales and Marketing roundtable for ALFA and is a member of the organization's Operational Excellence Panel.

Leo Watterson is a certified public accountant and joined Emeritus as Director of Corporate Accounting in February 2005.  Mr. Watterson has over 29 years of experience in the long-term care and senior housing industries.  Prior to joining Emeritus, Mr. Watterson spent four years in public accounting with a focus on audits of healthcare entities, served 12 years with The Hillhaven Corporation, and nine years with Sun Healthcare Group, an operator of long-term care facilities, pharmacies, and retirement housing communities.  Mr. Watterson became our Vice President-Corporate Accounting and Chief Accounting Officer upon completion of the Summerville acquisition.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On September 17, 2008, we transferred the listing of our common stock from the American Stock Exchange (the “AMEX”) to the New York Stock Exchange (the “NYSE”).  Our common stock is traded on the New York Stock Exchange under the symbol “ESC.”  The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on the NYSE and the AMEX, respectively.

	2008		2007
	High	Low	High	Low

First Quarter	$25.52	$20.82	$33.75	$25.61
Second Quarter	$26.60	$14.62	$39.23	$30.60
Third Quarter	$26.32	$13.42	$31.16	$21.00
Fourth Quarter	$24.20	$5.05	$33.00	$23.80

As of February 28, 2009, we had 131 holders of record of our common stock.

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

Performance Graph

The following graph compares the cumulative five-year total return provided to shareholders on shares of our common stock relative to the cumulative total returns of the S & P 500, S & P Smallcap 600 Index, NYSE Composite Index, and a customized peer group selected by us for the period beginning on December 31, 2003, and ending on December 31, 2008. We removed the AMEX Composite Index from our graph and added the NYSE Composite Index and the S & P 500 due to moving from the American Stock Exchange to the New York Stock Exchange in September 2008.  In making this comparison, an investment of $100 with reinvestment of all dividends is assumed to have been made in our common stock, in each index and in the peer group.  Stock price performance shown below for the common stock is historical and not necessarily indicative of future price performance.

	12/03	12/04	12/05	12/06	12/07	12/08

Emeritus Corporation	100.00	157.13	255.18	302.68	306.33	122.17
S&P Smallcap 600	100.00	122.65	132.07	152.04	151.58	104.48
NYSE Composite	100.00	114.97	125.73	151.46	164.89	100.16
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	119.67	175.72	231.50	166.55	32.15

Given the relative volatility of stocks in the assisted living sector, we have revised our peer group this year to include companies that have entered the assisted living market.  As the industry begins to mature and consolidate, we remove certain companies previously included in our peer group as they are acquired or as their focus of services shifts away from assisted living services.  Our old peer group consisted of Brookdale Senior Living, Inc., Capital Senior Living Corporation, Five Star Quality Care, Inc., and Sunrise Senior Living, Inc. Our new peer group consists of the above and adds Assisted Living Concepts Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item is contained in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Sales of Unregistered Securities; Repurchase of Securities

Sales of Unregistered Securities

Due to an inadvertent error in recordkeeping, between December 2007 and December 2008, approximately 55,031 shares of our common stock were purchased by our employees in excess of the 400,000 share reserve under our 1998 Employee Stock Purchase Plan (ESP Plan).  As a result, the excess shares were not registered with the Securities and Exchange Commission.

Remedies available under the Securities Act to the ESP Plan participants who received shares that were not registered may include their right to rescind their acquisition of such shares.  A rescission right involves the right of the employee to require the Company to repurchase the shares at the original exercise price plus interest or, if the employee bought and sold the shares for a loss, to reimburse the employee for the amount of the loss.  The weighted average purchase price of the excess shares was $12.56 per share.

We believe that our estimated maximum potential liability for rescission claims of approximately $650,000 is not material to our financial condition or results of operations.  We believe that such an obligation is probable so long as our common stock trades at a price below the price at which we would be obligated to repurchase shares or to reimburse employees who sold shares at a loss. Such probability would decrease if the price of our common stock rises to a level above participants’ acquisition prices for their interests in the ESP Plan.  For more information, see Note 10, Stock Plans—Employee Stock Purchase Plan in Notes to Consolidated Financial Statements in this Form 10-K.

Issuer Purchases of Equity Securities

			Total number of	Maximum number of
	Total number		shares purchased as	shares that may yet
	of shares	Average price	part of publicly announced	be purchased under the
Period	purchased (1)	paid per share	plans or programs	plans or programs

December 5-8, 2008	52,000	$7.60	N/A	N/A

(1) Share repurchases were made in open-market transactions.  During the year ended December 31, 2008, we purchased an aggregate of 52,000 shares of our common stock in open market transactions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2008, are derived from the consolidated financial statements of Emeritus Corporation.  The consolidated balance sheets as of December 31, 2008 and 2007, and consolidated statements of operations for each of the years in the three-year period ended December 31, 2008, are included elsewhere in this Form 10-K beginning at page F-4..

	Year Ended December 31,
	2008	2007 (1)	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$769,429	$534,679	$411,375	$377,607	$308,411
Total operating expenses	761,888	515,878	382,276	365,387	307,515
Operating income from continuing operations	7,541	18,801	29,099	12,220	896
Net other income (expense)	(104,330)	(60,278)	(45,746)	11,814	(40,080)
Income (loss) from continuing operations before income taxes	(96,789)	(41,477)	(16,647)	24,034	(39,184)
Benefit of (provision for) income taxes	(1,020)	(812)	3,044	(9,358)	(1,188)
Income (loss) from continuing operations	(97,809)	(42,289)	(13,603)	14,676	(40,372)
Loss from discontinued operations, net of tax benefit	(6,942)	(6,452)	(1,015)	(2,374)	(168)
Net income (loss)	(104,751)	(48,741)	(14,618)	12,302	(40,540)
Preferred stock dividends	–	–	–	(599)	(3,737)
Net income (loss) to common shareholders	$(104,751)	$(48,741)	$(14,618)	$11,703	$(44,277)

Basic income (loss) per common share:
Continuing operations	$(2.50)	$(1.56)	$(0.76)	$1.03	$(4.15)
Discontinued operations	(0.18)	(0.24)	(0.06)	(0.17)	(0.02)
	$(2.68)	$(1.80)	$(0.82)	$0.86	$(4.17)

Diluted income (loss) per common share:
Continuing operations	$(2.50)	$(1.56)	$(0.76)	$0.82	$(4.15)
Discontinued operations	(0.18)	(0.24)	(0.06)	(0.13)	(0.02)
	$(2.68)	$(1.80)	$(0.82)	$0.69	$(4.17)

Weighted average number of common shares outstanding:
Basic	39,075	27,152	17,774	13,625	10,623
Diluted	39,075	27,152	17,774	18,305	10,623

Consolidated Operating Data (See Item 7):
Communities we own, lease, or manage	306	287	203	184	181
Number of units	26,956	24,680	16,513	15,095	14,851

(1) Includes the operating results of Summerville for periods subsequent to the merger on September 1, 2007.

	December 31,
	2008	2007 (1)	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,254	$67,710	$14,049	$56,413	$10,748
Working capital deficit	(30,759)	(31,433)	(41,877)	(28,808)	(70,603)
Total assets	2,079,643	1,885,480	703,060	747,770	718,969
Long-term debt, less current portion	1,355,149	711,664	83,335	77,650	50,528
Capital lease and financing obligations, less current portion	180,684	497,039	586,174	607,677	614,046
Convertible debentures, less current portion	-	-	26,575	26,625	32,000
Shareholders' equity (deficit)	$359,401	$458,507	$(119,032)	$(113,073)	$(128,319)

(1) Includes assets acquired and liabilities assumed in the Summerville merger on September 1, 2007.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Emeritus is one of the nation’s largest providers of assisted living and Alzheimer’s/memory care services.  As of December 31, 2008, the Company operated 306 communities in 37 states.

Fiscal 2008 In Review

The year 2008 was marked by a weakening U.S. and global economy and turmoil in the financial and housing markets that continues into 2009.  Despite these economic conditions, we weathered the challenges presented and continued to execute our strategic plan, which is discussed in detail under Item 1, Business—Business Strategy, in this Form 10-K.  The volatility in our stock price in the second half of the year does not reflect the fact that our business fundamentals remain solid, as evidenced by 62.8% growth in 2008 “same community” operating income compared to 2007.  A summary of the year’s events is as follows:

•
Average occupancy on a same community basis increased to 86.7% in 2008 from 86.5 % in 2007 and declined from 87.1% to 86.6% on a consolidated basis.  There is anecdotal evidence that the depressed housing market and economic downturn has resulted in some seniors delaying a move to assisted living.  We believe that our lead management and referral development systems and practices implemented in 2008 helped us to prevent significant slippage in our occupancy.

•
Average monthly revenue per unit increased by 4.1% on a same community basis and 5.2% overall.  Average monthly revenue per unit on a same community basis increased 6.0% overall from the fourth quarter of 2007 to the fourth quarter of 2008.  Improvements in our resident assessment and care planning systems and practices allowed us to more effectively capture level-of-care revenues, especially evident in our quarter-over-quarter average revenue comparison.  Additionally, we were able to increase rental rates in many markets.

•
Our risk management outcomes continued to improve in 2008, resulting in reduced premiums for both professional and general liability insurance and workers’ compensation coverage.  We were negatively impacted, however, by increases in labor, fuel and food costs.

•
We obtained favorable financing in order to purchase the real property underlying 58 communities that we previously leased. This was in line with our long-term strategy of buying leased assets in transactions that create value over time by eliminating rent escalators and capturing the full future upside potential of the properties.

•
We paid off $10.5 million of convertible debentures and refinanced or extended approximately $277.1 million of other debt.  We extended the terms of $97.4 million of debt due in 2008 and 2009 to 2012 and beyond.

•	We added 16 new communities to our consolidated portfolio and sold two underperforming communities.

Looking Ahead to 2009

We cannot predict the depth and duration of the economic recession or its impact on our financial condition and results of operations.  However, we believe that the needs-driven nature of our business, pent-up demand and reduced supply of new senior housing in our sector will mitigate the effect of the weakness in the housing market.

We will continue to focus on the fundamentals of occupancy and rate growth as well as expense control.  In 2008 we implemented changes to our field oversight structure for management of revenue-cycle systems and deployed a new system for tracking daily labor hours in order to improve operational efficiency.

We have spent the last year implementing scalable structures and systems to better monitor and manage our key business drivers and believe that we are now in a position to absorb additional capacity without significant changes to our overhead structure.  As part of our long-term strategy, we intend to continue to selectively pursue potential acquisitions.

See Item 1A, Risk Factors, in this Form 10-K.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Our Portfolio

The following table sets forth a summary of our property interests.

	As of December 31,		As of December 31,		As of December 31,
	2008		2007		2006
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	164	13,111	107	8,781	10	808
Leased (2)	104	10,548	147	12,978	161	12,821
Consolidated Portfolio	268	23,659	254	21,759	171	13,629
Managed/Admin Services	14	1,479	10	1,184	11	1,232
Joint Venture/Partnership	24	1,818	23	1,737	21	1,652
Operated Portfolio	306	26,956	287	24,680	203	16,513

Percentage increase (3)	6.6%	9.2%	41.4%	49.5%	10.3%	9.4%

(1)
Owned communities increased since December 31, 2007, primarily through the acquisition of 58 communities we formerly operated under long-term leases.  Of those owned communities, three are in “Property held for sale” on the balance sheet and included in discontinued operations on the income statements, representing 310 units.

(2)
Of the leased communities at December 31, 2008, 78 are accounted for as operating leases, 22 are accounted for as capital leases, and four are accounted for as owned due to sale-lease back accounting requirements.

(3)	The percentage increase indicates the change from the prior year.

The total consolidated portfolio of 23,659 units at December 31, 2008, consists of the following unit types:

Total Units
Independent Living	1,422
Assisted Living	18,139
Alzheimer's Care	3,276
Skilled Nursing Care	252
Operating Units	23,089
Held for sale (3 properties)	310
Units taken out of service	260
Designed Capacity Units	23,659

The units taken out of service represent rooms that have been converted for alternative uses, such as additional office space, and are not available for immediate occupancy, and therefore excluded from the calculation of occupancy percentage.  These units are put back into service as demand dictates.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Significant Transactions

In 2007 and 2008, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized below.  Our most significant transaction in recent years was the merger with Summerville Senior Living, Inc. (Summerville) on September 1, 2007, which added 81 communities and 7,935 units to our leased and operated portfolio.  For complete details, see Note 4, Acquisitions and Other Significant Transactions in Notes to Consolidated Financial Statements in this Form 10-K.

				Purchase	Amount
Portfolio	Date	Communities	Units	Price (1)	Financed
				(in thousands)
Ventas	December 2008	5	432	$64,251	$55,621	(2)
HCP, Inc.	December 2008	11	1,462	—	—	(3)
Individual communities	December 2008	2	254	—	—	(3)
Health Care REIT, Inc. (Tranche 2)	October 2008	10	693	77,164	56,398	(2)
Health Care REIT, Inc. (Tranche 1)	June 2008	19	1,564	222,656	213,220	(2)
Individual community	June 2008	1	54	6,750	6,000
Nationwide Health Properties, Inc.	February 2008	24	1,672	313,954	279,140	(2)
Nationwide Health Properties, Inc.	January 2008	1	38	—	—	(4)
Individual community	January 2008	1	104	—	—	(3)
Individual community	December 2007	1	106	12,670	10,950	(6)
Summerville Senior Living, Inc.	September 2007	81	7,935	278,150	—	(5)
Health Care REIT, Inc.	August 2007	3	431	24,520	19,504	(2)
Wegman	August 2007	9	711	88,000	67,760	(2)
Health Care Property Investors, Inc.	August 2007	41	3,732	501,500	302,916	(7)
Individual community	July 2007	1	89	—	—	(3)
Health Care Property Investors, Inc.	March 2007	7	453	28,650	23,600	(2)
Healthcare Realty Trust	March 2007	12	786	98,999	88,000	(2)
Fretus Investors, Inc.	February 2007	24	1,651	143,105	132,000	(2)

(1) Excludes closing costs and purchase accounting adjustments.
(2) Acquisition of properties previously operated under leases.
(3) Operating leases.
(4) Leased community included in February 2008 acquisition.
(5) 8.4 million shares of Emeritus common stock were exchanged for Summerville's outstanding stock.
(6) Total loan commitment is $12.45 million.
(7) Acquisition of properties previously leased from HCPI, including eight leased to Summerville.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

The following table summarizes the property transactions described above:
	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2006		10	161	171	32	203
Walking Horse Meadows – disposition	Jan-07	–	–	–	(1)	(1)
Fretus Purchase	Feb-07	24	(24)	–	–	–
HRT Purchase	Mar-07	12	(12)	–	–	–
HCPI Purchase	Mar-07	7	(7)	–	–	–
March 31, 2007		53	118	171	31	202
Additional JV– management agreements	May-07	–	–	–	3	3
June 30, 2007		53	118	171	34	205
Inn at Marietta	Jul-07	–	1	1	–	1
HC REIT Purchase	Aug-07	3	(3)	–	–	–
HCPI Purchase (including 8 Summerville communities)	Aug-07	41	(33)	8	–	8
Wegman Purchase	Aug-07	9	(9)	–	–	–
Isle of Ledgewood	Sep-07	–	–	–	1	1
Summerville Merger	Sep-07	–	73	73	–	73
September 30, 2007		106	147	253	35	288
Cooper George - disposition	Oct-07	–	–	–	(1)	(1)
Gardens at Westlake - disposition	Oct-07	–	–	–	(1)	(1)
Pinnacle	Dec-07	1	–	1	–	1
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - development	Jan-08	–	1	1	–	1
Summerville at Hazel Creek	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289
NHP Purchase	Apr-08	24	(24)	–	–	–
Galleria Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Meridian Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Arborwood	Jun-08	1	–	1	–	1
Emeritus at Stow - development	Jun-08	–	–	–	1	1
HCN Purchase	Jun-08	19	(19)	–	–	–
June 30, 2008		149	106	255	34	289
No acquisitions or dispositions in the quarter		-	–	–	–	–
September 30, 2008		149	106	255	34	289
HCN Purchase	Oct-08	10	(10)	–	–	–
New management agreements	Nov-08	–	–	–	4	4
HCP Lease	Dec-08	–	11	11	–	11
LTC Leases	Dec-08	–	2	2	–	2
Ventas 5	Dec-08	5	(5)	–	–	–
December 31, 2008		164	104	268	38	306

Results of Operations

For the fiscal year 2008, we recorded a net loss of $104.8 million compared to net losses of $48.7 million in 2007 and $14.6 million in 2006.  Operating income from continuing operations, which excludes interest, equity earnings/losses, and other nonoperating items, was $7.5 million in 2008 compared to $18.8 million in 2007 and $29.1 million in 2006.  Total operating revenues increased to $769.4 million in 2008 from $534.7 million in 2007 and $411.4 million in 2006.

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

In our consolidated portfolio, our average monthly revenue per unit increased from $2,957 to $3,257 and to $3,425 in 2006, 2007, and 2008, respectively.  The change from 2007 to 2008 represents an increase of $168, or 5.2% and from 2006 to 2007, an increase of $300, or 10.1%.

In our consolidated portfolio, our average occupancy rate in 2006 was 84.5% and increased to 87.1% in 2007 and declined to 86.6% in 2008.  We believe that this increase in occupancy rates in 2007 reflects industry-wide factors, such as the declining supply of vacant units, as well as our own actions and policies.  We believe the decline in occupancy rate from 2007 to 2008 was predominately due to the general economic downturn in 2008.  In spite of this, the occupancy rate at December 31, 2008 was back up to 87.3%, primarily due to our efforts to keep the occupancy rate on an upward trend while, at the same time, we continued to realize increases in our average monthly rate per unit.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community, as witnessed by the increase in occupancy rates and average monthly revenue per unit from 2003 through 2007.

Since our inception in 1993, we have incurred cumulative operating losses totaling approximately $360.5 million as of December 31, 2008.  We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  While we have generally realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until such time as our occupancy stabilizes.  Our current emphasis is on maximization of cash flows and cost containment as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Statements of Operations as Percentage of Revenues and Year-to-Year Percentage Change

The following table sets forth, for the periods indicated, certain items from our consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from year over year:

				Year-to-Year
	Percentage of Revenues			Percentage Change
	Years Ended December 31,			Fav / (Unfav)
	2008	2007	2006	2008-2007	2007-2006

Revenues:	100.0%	100.0%	100.0%	43.9%	30.0%
Expenses:
Community operations*	63.3	62.7	64.0	(45.2)	(27.5)
Texas lawsuit settlement	-	-	(3.0)	N/A	N/A
General and administrative	7.6	9.2	9.3	(20.2)	(28.5)
Impairment loss on long-lived assets	0.7	-	-	N/A	N/A
Depreciation and amortization	15.5	14.9	12.1	(49.7)	(60.2)
Facility lease expense	11.9	9.7	10.6	(76.4)	(19.3)
Total operating expenses	99.0	96.5	93.0	(47.7)	(34.9)
Operating income from continuing operations	1.0	3.5	7.0	(59.9)	(35.4)
Other income (expense)
Interest income	0.3	0.9	0.8	(54.2)	74.8
Interest expense	(12.3)	(13.0)	(12.0)	(35.6)	(42.7)
Change in fair value of interest rate swaps	(0.2)	(0.1)	-	N/A	N/A
Equity gains (losses) in unconsolidated joint ventures	(0.3)	0.7	(0.2)	N/A	N/A
Other, net	(1.0)	0.2	0.3	N/A	(19.4)
Net other expense	(13.5)	(11.3)	(11.1)	73.1	N/A
Loss from continuing operations before income taxes	(12.5)	(7.8)	(4.1)	N/A	N/A
Benefit of (provision for) income taxes	(0.1)	(0.1)	0.7	(25.6)	126.7
Loss from continuing operations	(12.6)	(7.9)	(3.4)	N/A	N/A
Loss from discontinued operations	(1.0)	(1.2)	(0.2)	(7.6)	N/A
Net loss	(13.6%)	(9.1%)	(3.6%)	N/A	N/A
*  exclusive of depreciation and amortization and facility lease expense shown separately below

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Comparison of the Years Ended December 31, 2008 and 2007

The Company’s results for 2008 and 2007 include the following unusual or noncash items, as described below:

•	Reductions in insurance expense of $6.0 million in 2008 and $3.6 million in 2007 resulting from actuarial adjustments to prior years’ professional liability and workers’ compensation reserves;
•	Loss in 2008 of $1.3 million resulting from the termination of certain operating leases when we purchased the related real estate;
•	Expense in 2008 of $1.5 million from costs incurred to refinance debt, including third-party fees and the write-off of deferred loan costs;
•	Expense in 2008 of $4.1 million from the write-off of transaction-related expenses;
•	Impairment loss of $7.1 million from the impairment of tangible and intangible assets;
•	A gain in 2007 of $7.7 million from the sale of our investment in Senior Healthcare Partners, LLC (Senior Med);
•	Expense in 2007 of $1.3 million due to the early conversion of debentures; and
•	Loss from discontinued operations of $6.9 million in 2008 and $6.5 million in 2007, of which $6.3 million and $4.8 million, respectively, represent impairment losses.

Total Operating Revenues:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Community revenue	$764,397	$530,316	$234,081	44.1%
Management fees	5,032	4,363	669	15.3%
Total operating revenues	$769,429	$534,679	$234,750	43.9%

This increase in total community revenues of $234.1 million is mostly due to additional revenues related to the acquisition or lease of 99 communities from January 1, 2007, to the end of 2008.  These additional communities represent an increase in revenue of approximately $212.9 million for 2008.  The remaining increase in revenues of $21.2 million, or 4.0%, is related to the 166 remaining communities. Of this increase, $17.3 million is primarily due to an increase in the average revenue per unit and $3.9 million is due to an increase in occupancy for those remaining communities, despite the decrease in the occupancy rates for all consolidated communities as presented in the table below.  Management fees increased by $669,000 in the year ended December 31, 2008, primarily due to the increase in management fees from the Blackstone JV and the management fees from the Stow JV starting in June 2008.

	Year Ended December 31,
	2008	2007	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,425	$3,257	$168	5.2%

Average occupancy rate	86.6%	87.1%		(.5)	ppt*

* percentage points

We attribute the overall occupancy decline in 2008 to a combination of the addition of new communities with lower occupancy rates and, to a certain extent, the downturn in the economy and related credit market crisis, which may have resulted in seniors delaying the move from their homes into our communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Community Operations:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Community operations	$487,433	$335,729	$151,704	45.2%
As a percent of revenue	63.3%	62.7%		.6	ppt

Community operations expenses represent direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase in community operations expense of $151.7 million is primarily due to the acquisition or leasing of the 99 additional communities, which accounted for $137.0 million of the increase.  The remaining increase of $14.7 million, or 4.4%, is primarily due to employee-related expenses of $13.3 million and a $1.4 million net increase in various other community operating expenses primarily attributable to normal inflationary increases.

Our professional and general liability insurance expense was $1.5 million and $2.2 million in 2008 and 2007 respectively, a $783,000 expense reduction.  This reduction in expense reflects the impact of our risk management efforts over the past few years to reduce both frequency and cost of claims, resulting in a decrease in actuarial projected losses for all open years from 2003 to 2008.  We recorded expense reductions for prior year claims exposure of $4.5 million and $4.0 million in 2008 and 2007, respectively.  Total current year professional liability expense for 2008 and 2007 was $6.0 million and $6.2 million, respectively, exclusive of prior year adjustments. While the decrease in annual professional liability expense from 2008 to 2007 was not significant when comparing the total from year to year, it was significant given the substantial growth of the Company over that time, adding 99 communities to our consolidated portfolio while reflecting an overall decrease in expense.

Similarly, our worker’s compensation expense was $7.7 million and $7.5 million in 2008 and 2007, respectively, a $240,000 expense increase.  We recorded an expense reduction for prior year claims exposure of $1.5 million in 2008, and an increase of $300,000 in 2007.  Total current year workers’ compensation expense for 2008 and 2007 was $9.2 million and $7.2 million, respectively, exclusive of prior year adjustments.  The current year expense increase of $2.0 million, or 29.2%, grew at a much slower rate than our increase in total community operating costs of 45.2%, which was primarily driven by the growth in communities included in our consolidated portfolio as discussed above.  This rate improvement as a percent of payroll dollars represents our revised estimates of the ultimate exposure under our workers’ compensation programs based upon actuarial valuation reports.

General and Administrative:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

General and administrative	$58,830	$48,934	$9,896	20.2%
As a percent of revenue	7.6%	9.2%		(1.6)	ppt

The increase in general and administrative expenses of $9.9 million was primarily related to increased staffing costs for regional and corporate overhead positions, including approximately $4.5 million in salaries and benefits, and $1.3 million of incentive compensation expense.  The increase in salaries and benefits resulted from increases in the number of personnel and in average salaries.  Much of the increase in personnel relates to the Summerville acquisition, the effects of which are more pronounced in 2008 because the acquisition closed in September 2007.  The remaining increase in general and administrative expenses consisted of travel of $1.1 million, professional and

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

consulting fees of $861,000, accounting fees of $460,000, payroll processing of $306,000, and legal fees of $304,000.  The remaining increase of $1.0 million was comprised of increases and decreases in various other accounts.  Included in general and administrative expenses is non-cash stock compensation expense of $4.9 million in 2008 and $4.7 million in 2007.

Since 38 of the communities we operate are managed rather than owned or leased at December 31, 2008, general and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of operating revenues for all communities decreased to 6.7% from 7.7% for the years ended December 31, 2008 and 2007, respectively.

Impairment Loss on Long-Lived Assets:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Impairment loss on long-lived assets	$5,356	$–	$5,356	N/A
As a percent of revenue	0.7%	–		0.7	ppt

The impairment loss recorded in 2008 is comprised of the following:

•	Write-down of three communities that we are currently in the process of selling ($4.6 million);
•	Write-down of our purchase option intangible asset ($753,000).

We recorded additional impairment losses of $6.3 million on communities held for sale, which are included in loss from discontinued operations.  The fair value of the communities was determined based on recent offers from prospective purchasers.  The fair value of the purchase option was determined by applying a capitalization rate to the projected cash flows in the option year.  The decline in the fair value was based on a change in the Company’s estimate of the future results of operations and cash flows of the related community.

For a detailed discussion of these impairments and how they were calculated, see Note 15, Fair Value Measurements, in Notes to Consolidated Financial Statements included in this Form 10-K.

Goodwill is tested for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed the estimated fair value of the Company.  We performed the annual impairment test as of October 31, 2008, and concluded that no impairment charge was required.  As a result of a decline in our stock price in the 2008 fourth quarter, we tested goodwill for impairment again as of December 31, 2008, and determined that our goodwill was not impaired.  However, our stock closed at $5.13 on March 11, 2009, thus triggering another impairment test as of March 31, 2009.  If our stock price does not sufficiently increase by March 31, 2009, it is likely that a goodwill impairment charge will be recorded in the first quarter of 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Depreciation and Amortization:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Depreciation and amortization	$118,910	$79,430	$39,480	49.7%
As a percent of revenue	15.5%	14.9%		.6	ppt

The increase in depreciation and amortization expense of $39.5 million is primarily the result of an increase of $36.7 million in depreciation and amortization from the Summerville acquisition and the acquisitions of previously leased communities.

Facility Lease Expense:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Operating lease expense	$71,320	$44,657	$26,663	59.7%
Above/below market rent	10,095	3,365	6,730	200.0%
Straight-line rent	9,944	3,763	6,181	164.3%
Total facility lease expense	$91,359	$51,785	$39,574	76.4%
As a percent of revenue	11.9%	9.7%		2.2	ppt

Total facility lease expense is comprised of rent expense under operating leases, which is adjusted by the amortization of above and below market rent intangibles and straight-line rent deferrals.  The increases set forth in the table above are due primarily from the September 2007 acquisition of the Summerville communities, partially offset by a decrease in operating lease expense due to the acquisition during 2007 and 2008 of communities formerly operated under operating leases.  We leased 78 and 71 communities under operating leases as of December 31, 2008 and 2007, respectively.

Interest Income:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Interest income	$2,292	$5,006	$(2,714)	(54.2%)
As a percent of revenue	0.3%	0.9%		(.6)	ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  On average, cash and restricted deposit balances were lower in 2008 as compared to 2007 and interest rates on overnight deposits have decreased since 2007.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Interest Expense:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Interest expense	$94,861	$69,971	$24,890	35.6%
As a percent of revenue	12.3%	13.0%		(0.7)	ppt

The increase in interest expense of $24.9 million resulted primarily from an increase in interest expense of $27.9 million from debt assumed or incurred related to the Company’s 2007 and 2008 acquisitions.  These increases were partially offset by reductions of $3.0 million in other interest expense due to scheduled paydowns on loans and mortgages.

Equity Earnings (Losses) in Unconsolidated Joint Ventures:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) in
unconsolidated joint ventures	$(2,203)	$4,266	$(6,469)	(151.6%)
As a percent of revenue	(0.3%)	0.7%		(1.0)	ppt

Equity losses in 2008 were primarily from Blackstone JV equity losses of $1.8 million and equity losses of $407,000 from the 2008 opening of a new community in our Stow JV.  Equity earnings in unconsolidated joint ventures of $4.3 million for 2007 were primarily driven by net equity gains of $7.3 million from our investment in Senior Med, principally from a gain recognized upon the Company’s divestiture of that investment, offset by equity losses from our Blackstone JV of $2.9 million.  The Blackstone equity losses include non-cash losses from the change in fair value of an interest rate swap of $1.4 million and $1.0 million in 2008 and 2007, respectively.  Exclusive of the interest rate swap charge, our equity loss from the Blackstone JV improved by $1.5 million.  See Note 2 to our Consolidated Financial Statements for more information on our investments in unconsolidated joint ventures.

Other, net:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Other, net	$(8,000)	$1,146	$(9,146)	(798.1%)
As a percent of revenue	(1.0%)	0.2%		(1.2)	ppt

The 2008 balance includes: (i) a $1.3 million loss resulting from the write-off of intangible assets related to the purchase of previously leased communities; (ii) $1.5 million of expenses related to the debt refinancing transactions;  (iii) $4.1 million primarily related to the write-off of project development expenses; (iv) $1.7 million related to an other-than-temporary impairment of investments in marketable equity securities; and (v) approximately $600,000 of other miscellaneous expenses.  These expenses were offset in part by amortization of deferred sale-leaseback gains amounting to $1.2 million.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

The 2007 balance primarily reflects $2.1 million of amortization of deferred sale-leaseback gains, partially offset by an incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of our convertible debentures into common stock.

Income Taxes:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Provision for income taxes	$(1,020)	$(812)	$(208)	(25.6%)
As a percent of revenue	(0.1%)	(0.1%)		.0	ppt

The provision for income taxes for the year ended December 31, 2008, is principally due to estimated state income and franchise tax liabilities.

Net Loss and Property-Related Expense:

In comparing the net losses for 2008 and 2007, management believes it is important to consider the impact of lease accounting on our property-related expenses, which includes depreciation and amortization, facility lease expense, and interest expense that is directly related to our leased communities.  The property-related expenses directly associated with our accounting for leases include operating leases, capital leases, financing leases, and straight-line accounting for rent escalators for many of our operating leases.  These lease accounting treatments generally result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$118,910	$79,430	$39,480	49.7%
Facility lease expense	91,359	51,785	39,574	76.4%
Interest expense	94,861	69,971	24,890	35.6%
Total property-related expense	$305,130	$201,186	$103,944	51.7%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$23,625	$37,197	$(13,572)	(36.5%)
Interest expense	23,470	36,845	(13,375)	(36.3%)
Straight-line lease expense	9,944	3,763	6,181	164.3%
Operating lease expense	71,320	44,657	26,663	59.7%
Total property-related lease expense	128,359	122,462	5,897	4.8%
Actual lease payments	(108,265)	(102,767)	(5,498)	5.3%
Expense in excess of lease payments	$20,094	$19,695	$399	2.0%

Property-related expense associated with our leases exceeded our actual lease payments by $20.1 million and $19.7 million for the year ended December 31, 2008 and 2007, respectively.  The impact of lease accounting increased by $399,000 in the current year from the comparable period last year due primarily to the Summerville acquisition, partially offset by a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases related to the acquisition of the underlying real estate.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

Loss from Discontinued Operations:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands)

Loss from discontinued operations	$(6,942)	$(6,452)	$(490)	7.6%
As a percent of revenue	(1.0%)	(1.2%)		.2	ppt

The loss from discontinued operations relates to five communities for the year ended December 31, 2008, and includes an impairment loss of $6.3 million.  Discontinued operations relate to five communities for the year ended December 31, 2007, and include an impairment loss of $4.8 million.  The remaining difference is due to the differences in operating income or loss between the two years for the period the facilities were actually operating.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Comparison of the Years Ended December 31, 2007 and 2006

Total Operating Revenues:
	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Community revenue	$530,316	$409,488	$120,828	29.5%
Management fees	4,363	1,887	2,476	131.2%
Total operating revenues	$534,679	$411,375	$123,304	30.0%

This increase in total community revenues of $120.8 million was mostly due to additional revenues related to the acquisition or lease of 83 communities from January 1, 2006, to the end of 2007.  These additional communities represented an increase in revenue of approximately $98.4 million for 2007.  The remaining increase of $22.4 million was primarily due to an increase in the average revenue per unit, which accounted for $15.5 million of the increase and an increase in occupancy of $6.9 million.

	Year Ended December 31,
	2007	2006	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,257	$2,957	$300	10.1%

Average occupancy rate	87.1%	84.5%		2.6	ppt

Management fees increased by $2.5 million in the year ended December 31, 2007, primarily due to the net 23 management agreements added from the Blackstone JV since December 2006, partially offset by the two-community net reduction in other management agreements from January 2006 through December 2007.

Community Operations:
	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Community operations	$335,729	$263,416	$72,313	27.5%
As a percent of revenue	62.7%	64.0%		(1.3)	ppt

The increase in community operations expense of $72.3 million was primarily due to the acquisition or leasing of the 83 additional communities, which accounted for $63.6 million of the increase.  The remaining increase of $8.7 million, or 3.3%, was primarily due to employee-related expenses of $4.4 million and a $4.3 million net increase in various other community operating expenses primarily attributable to increased occupancy and normal inflationary increases.

Our professional and general liability insurance expense was $2.2 million and $5.5 million in 2007 and 2006 respectively, a $3.3 million expense reduction.  This reduction in expense reflected the impact of our risk management efforts to reduce both frequency and cost of claims, resulting in a decrease in actuarial projected losses for all open years from 2003 to 2007.  We recorded expense reductions for prior year claims exposure of $4.0 million and $2.0 million in 2007 and 2006, respectively.  Total professional liability expense for 2007 and 2006 was $6.2 million and $7.5 million, respectively, exclusive of prior year adjustments.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

This decrease in annual professional liability expense of $1.3 million from 2006 to 2007 was realized during a period of substantial growth of the Company, adding 83 communities to our consolidated portfolio.

Similarly, our worker’s compensation expense was $7.5 million and $5.2 million in 2007 and 2006, respectively, a $2.3 million expense increase.  We recorded an expense increase for prior year claims exposure of $300,000 in 2007, and a decrease of $939,000 in 2006.  Total workers’ compensation expense for 2007 and 2006 was $7.2 million and $6.1 million, respectively, exclusive of prior year adjustments.  The workers’ compensation expense increase of $1.1 million, or 18.0%, grew at a much slower rate than our increase in total community operating costs of 27.5%, which was primarily driven by the growth in communities included in our consolidated portfolio as discussed above.  This rate improvement as a percent of payroll dollars represents our revised estimates of the ultimate exposure under our workers’ compensation programs based upon actuarial valuation reports.

Also in 2006, we accrued $1.9 million to settle a Medicaid dispute with the State of Texas, which was settled in 2007 for the amount of the accrual.

Texas Lawsuit Settlement:

In February 2005, a San Antonio, Texas, jury delivered a judgment against the Company in a resident negligence suit.  The Company appealed, but accrued the full amount of the jury award of $18.5 million in 2004 plus interest in 2004 and 2005 of $766,000.  In March 2006, Emeritus settled the action for $5.6 million plus costs and reversed the remaining accruals, resulting in income of $12.2 million in 2006.

General and Administrative:
	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

General and administrative	$48,934	$38,078	$10,856	28.5%
As a percent of revenue	9.2%	9.3%		(.1)	ppt

The increase in general and administrative expenses of $10.9 million was primarily related to increased staffing costs for regional and corporate overhead positions, including approximately $5.5 million in salaries and benefits, $1.3 million of merger-related severance pay, non-cash stock option compensation expense of $1.9 million, and $804,000 of incentive compensation expense.  The increase in salaries and benefits resulted from increases in the number of personnel and in average salaries.  Much of the increase in personnel relates to the Summerville acquisition.  The remaining increase consisted primarily of increases in travel, non-employee compensation expense, payroll processing, accounting and consulting fees, and meals and entertainment, partially offset by a decrease in legal fees of $998,000 in 2007 as compared to 2006, primarily as a result of legal fees related to the Texas Medicaid dispute in 2006.  Included in general and administrative expenses is non-cash stock compensation expense of $4.7 million in 2007 and $2.8 million in 2006.

Since 33 of the communities we operated were managed rather than owned or leased at December 31, 2007, general and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of operating revenues for all communities decreased to 7.7% from 8.3% for the years ended December 31, 2007 and 2006, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Depreciation and Amortization:
	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Depreciation and amortization	$79,430	$49,571	$29,859	60.2%
As a percent of revenue	14.9%	12.1%		2.8	ppt

The increase in depreciation and amortization expense of $29.9 million was primarily the result of an $18.6 million increase in depreciation and amortization from the Summerville acquisition and a $9.1 million increase due to the acquisitions of previously leased communities.  The remainder was due to depreciation on capital expenditures to improve our properties.

Facility Lease Expense:

	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Operating lease expense	$44,657	$42,525	$2,199	5.2%
Above/below market rent	3,365	–	3,365	N/A
Straight-line rent	3,763	893	2,803	292.0%
Total facility lease expense	$51,785	$43,418	$8,367	19.3%
As a percent of revenue	9.7%	10.6%		(0.9)	ppt

The increase in facility lease expense of $8.4 million resulted primarily from an increase in lease expense of $27.1 million related to the acquisition or lease of 65 communities accounted for as operating leases, partially offset by the decrease in operating lease expense of $19.3 million due to acquisitions of communities formerly operated under operating leases.  We leased 71 and 77 communities under operating leases as of December 31, 2007 and 2006, respectively.

Interest Income:

	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Interest income	$5,006	$2,864	$2,142	74.8%
As a percent of revenue	0.9%	0.8%		.1	ppt

The increase in interest income of $2.1 million was primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  On average, cash and restricted deposit balances were significantly higher in 2007 as compared to 2006.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Interest Expense:

	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Interest expense	$69,971	$49,039	$20,932	42.7%
As a percent of revenue	13.0%	12.0%		1.0	ppt

The increase in interest expense of $20.9 million resulted primarily from an increase in interest expense of $23.0 million from debt assumed or incurred related to the Company’s 2007 acquisitions and the new Washington community acquired in July 2006.  These increases were partially offset by reductions of $2.2 million in other interest expense due to scheduled paydowns on loans and mortgages.  In addition, 2006 interest expense was reduced by $766,000, which was originally recorded in 2005, due to the settlement of the Texas lawsuit described above.

Equity Earnings (Losses) in Unconsolidated Joint Ventures:

	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Equity earnings (losses) in
unconsolidated joint ventures	$4,266	$(993)	$5,259	(529.6%)
As a percent of revenue	0.7%	(0.2%)		.9	ppt

The increase in equity earnings (losses) in unconsolidated joint ventures of $5.3 million resulted primarily from net equity gains of $7.7 million recognized in conjunction with the Company’s divestiture of its investment in Senior Med and a decrease in equity losses in Senior Med of $386,000 for 2007 as compared to the comparable period of 2006, partially offset by equity losses in the Blackstone JV of $2.9 million for the year ended December 31, 2007.  The Blackstone JV equity losses included a loss of $1.0 million from the change in fair value of an interest rate swap.

Other, net:

	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Other, net	$1,146	$1,422	$(276)	(19.4%)
As a percent of revenue	0.2%	0.3%		(.1)	ppt

The 2007 balance in Other, net primarily reflects $2.1 million of amortization of deferred sale-leaseback gains, partially offset by an incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of our convertible debentures into common stock.  The 2006 balance in Other, net consists primarily of $2.2 million in amortization of deferred sale-leaseback gains, partially offset by an impairment loss on a long-term investment of $829,000.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Income Taxes:
	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Benefit of (provision for) income taxes	$(812)	$3,044	$(3,856)	126.7%
As a percent of revenue	(0.1%)	0.7%		(.8)	ppt

The provision for income taxes for the year ended December 31, 2007, was principally due to estimated state income and franchise tax liabilities.  The benefit of income taxes for the year ended December 31, 2006, includes a tax benefit of $2.0 million for the proportionate share of an estimated tax refund of $3.2 million, arising from the expected carryback of 2006 tax losses to offset taxable income in 2005.  The remaining $1.2 million of tax benefit from the expected carryback is related to employee stock options and was recorded to additional paid-in capital.  In addition, the income tax benefit for 2006 includes an adjustment related to the finalization of our 2005 federal tax return.

Net Loss and Property-Related Expense:

In comparing the net losses for 2007 and 2006, management believes it is important to consider the impact of lease accounting on our property-related expenses, which includes depreciation and amortization, facility lease expense, and interest expense that is directly related to our communities.  The property-related expenses directly associated with our accounting for leases include operating leases, capital leases, financing leases, and straight-line accounting for rent escalators for many of our operating leases.  These lease accounting treatments generally result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years.

Detail of property-related expenses from lease accounting treatment:

	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)
Total property-related expense:

Depreciation and amortization	$79,430	$49,571	$29,859	60.2%
Operating lease expense	51,785	43,418	8,367	19.3%
Interest expense	69,971	49,039	20,932	42.7%
Total property-related expense	$201,186	$142,028	$59,158	41.7%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$37,197	$38,862	$(1,665)	(4.3%)
Interest expense	36,845	41,257	(4,412)	(10.7%)
Straight-line lease expense	3,763	893	2,870	321.4%
Operating lease expense	44,657	43,652	1,005	2.3%
Total property-related lease expense	122,462	124,664	(2,202)	(1.8%)
Actual lease payments	(102,767)	(103,944)	1,177	(1.1%)
Expense in excess of lease payments	$19,695	$20,720	$(1,025)	(4.9%)

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Our property-related expense associated with our leases exceeded our actual lease payments by $19.7 million and $20.7 million for the years ended December 31, 2007 and 2006, respectively.  The impact of lease accounting decreased by $1.0 million in the current year from the comparable period last year due primarily to the Summerville acquisition, partially offset by a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases related to the acquisition of the underlying real estate for communities formerly operated by the Company under lease agreements.

Loss from Discontinued Operations:

	Year Ended December 31,
	2007	2006	$ Δ	% Δ
	(in thousands)

Loss from discontinued operations	$(6,452)	$(1,015)	$(5,437)	N/A
As a percent of revenue	(1.2%)	(0.2%)		(1.0)	ppt

Discontinued operations for the year ended December 31, 2007, included an impairment loss of $4.8 million.  The remaining difference is due to the differences in operating income or loss between the two years for the period the facilities were actually operating.

Same Community Comparison

Of the 268 communities included in our consolidated portfolio at December 31, 2008, we include 244 communities in our “same communities” definition.  For purposes of comparing the three month periods ended December 31, 2008 and 2007, same communities are defined as those communities continuously operated since October 1, 2007, less any properties where new expansion projects were opened during the comparable periods, and less communities accounted for as discontinued operations.  This is the first quarter where the Summerville communities acquired in September 2007 are included in both comparable periods.  In addition, the analysis below excludes general and administrative expenses and impairment loss on long-lived assets.

Three months ended December 31, 2008 and 2007

The following table sets forth a comparison of same community results of operations for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	(In thousands)
			$Δ	% Δ
	2008	2007	Fav / (Unfav)	Fav / (Unfav)
Revenue	$190,517	$180,908	$9,609	5.3%
Community operations *	(115,776)	(115,938)	162	0.1
Community operating income	74,741	64,970	9,771	15.0
Depreciation and amortization	(13,467)	(7,510)	(5,957)	(79.3)
Facility lease expense	(23,399)	(30,382)	6,983	23.0
Operating income	37,875	27,078	10,797	39.9
Interest expense, net	(19,593)	(12,320)	(7,273)	(59.0)
Operating income after interest expense	$18,282	$14,758	$3,524	23.9%

* exclusive of depreciation and amortization and facility lease expense shown separately

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

The same communities represented $190.5 million or 94.2% of our total community revenue of $202.2 million for the fourth quarter of 2008.  Same community revenues increased by $9.6 million, or 5.3%, for the quarter ended December 31, 2008, from the comparable period in 2007.  This was primarily due to the increase in the average monthly revenue per unit, which accounted for $10.9 million of the increase, partially offset by a decrease of $1.3 million attributable to the decrease in the occupancy rate.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:

	Three Months Ended December 31,
	2008	2007	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,514	$3,316	$198	6.0%

Average occupancy rate	87.1%	87.6%		(.5)	ppt

We attribute the overall occupancy decline in 2008 primarily to the downturn in the economy and related credit market crisis, which may have resulted in seniors delaying the move from their homes into our communities.

Community operating expenses decreased by $162,000, primarily due to workers' compensation and professional and general liability actuarial adjustments of $4.6 million in 2008 and $1.4 million in 2007, or a net expense reduction between the two years of $3.2 million.  Had it not been for these adjustments, community operating expenses would have increased by $3.0 million, or 2.6%.  Depreciation and amortization increased $6.0 million, primarily from the purchase of communities we had previously leased.  Facility lease expense decreased $7.0 million primarily due the purchase of communities we had previously leased and accounted for as operating leases.  Interest expense increased by $7.3 million primarily due to the purchase of communities we had previously leased and other debt refinancing activities.

For the fourth quarter of 2008, our operating income after interest expense increased to $18.3 million from $14.8 million in the fourth quarter of 2007.  As discussed above, the increase primarily resulted from an increase in community operating income of $9.8 million, partially offset by increased property-related expenses of $6.2 million. Exclusive of the workers’ compensation and general and professional liability adjustments discussed above, the increase in community operating income would have been $6.6 million, and our operating income after interest expense would have been $13.7 million and $13.4 million in 2008 and 2007 respectively, and the increase from year to year would have been $376,000.

Year ended December 31, 2008 and 2007

Of the 268 communities included in our consolidated portfolio at December 31, 2008, we include 164 communities in our “same communities” definition.  For purposes of comparing the years ended December 31, 2008 and 2007, same communities are defined as those communities continuously operated since January 1, 2007, less any properties where new expansion projects were opened during the comparable periods, and less communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses and impairment loss on long-lived assets.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

The following table sets forth a comparison of same community results of operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	(In thousands)
			$ Δ	% Δ
	2008	2007	Fav / (Unfav)	Fav / (Unfav)
Revenue	$451,716	$429,771	$21,945	5.1%
Community operations *	(288,579)	(275,254)	(13,325)	(4.8)
Community operating income	163,137	154,517	8,620	5.6
Depreciation and amortization	(41,680)	(24,555)	(17,125)	(69.7)
Facility lease expense	(35,089)	(76,898)	41,809	54.4
Operating income	86,368	53,064	33,304	62.8
Interest expense, net	(61,091)	(29,058)	(32,033)	(110.2)
Operating income after interest expense	$25,277	$24,006	$1,271	5.3%

* exclusive of depreciation and amortization and facility lease expense shown separately below

The same communities represented $451.7 million or 59.1% of our total community revenue of $764.4 million for the year ended December 31, 2008.  Same community revenues increased by $21.9 million, or 5.1%, from 2007 to 2008.  The increase in occupancy accounted for approximately $4.2 million of the increase.  The increase in same community average monthly revenue per unit accounted for approximately $17.7 million of the increase.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ

Average monthly revenue per occupied unit	$3,371	$3,239	$132	4.1%

Average occupancy rate	86.7%	86.5%		.2	ppt

One factor impacting the change in community operating expense between the periods was a reduction in workers’ compensation expense of approximately $3.0 million in 2008 and $1.1 million in 2007 due to revised estimates of our ultimate exposure under our workers’ compensation programs based upon an actuarial valuation report.  In addition, we had a reduction in our professional and general liability insurance of $2.0 million in 2008 and $261,000 in 2007 based upon actuarial valuation reports.

Exclusive of the workers’ compensation and professional and general liability insurance adjustments, community operating expenses would have increased approximately $17.0 million primarily from increased costs for direct labor and related employee taxes and benefits of $12.0 million.  The remaining net increase of $5.0 million primarily reflects increased utilities, property taxes, contracted services, supplies, food costs, marketing, and other community operating expenses.  Depreciation and amortization increased $17.1 million, primarily as a result of the purchase of communities we had previously leased.  Facility lease expense decreased $41.8 million primarily due the purchase

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

of communities we had previously leased and accounted for as operating leases.  Interest expense increased by $32.0 million primarily due to the purchase of communities we had previously leased.

Operating income after interest expense increased to $25.3 million in 2008 from $24.0 million in 2007, an improvement of $1.3 million, as a result of the changes discussed above.  Exclusive of the workers’ compensation and professional and general liability insurance adjustments noted above, there would have been a decrease in operating results of approximately $2.4 million.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will continue to have a positive impact on operating performance over time.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007 that continued through 2008.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue throughout 2009.  Moreover, leading economic indicators such as employment levels and income growth indicate that the nation is in a recession.  However, we believe that need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by the relative stability in occupancy, improvements in cash flows, and our ability to finance the acquisition of 146 previously leased properties during 2007 and 2008, including the acquisition of 58 communities in 2008.

At December 31, 2008, we had cash on hand of $27.3 million compared to $67.7 million at December 31, 2007.  We had working capital deficits of $30.8 million and $31.4 million at December 31, 2008 and 2007, respectively.

We have incurred significant operating losses since our inception.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected much more quickly, often in advance, than obligations are required to be paid.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes $28.6 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for debt obligations of $45.6 million scheduled to mature in 2010.  We intend to refinance these 2010 obligations prior to their respective due dates.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing.  See Part I, Item 1A, Risk Factors—Recent disruptions in the financial markets could affect our ability to obtain financing for development of our properties and other purposes, including any refinancing of our debt due in 2010 and 2011 on reasonable terms and could have other adverse effects on us and the market price of our common stock.  Management believes that we will be able to sustain positive operating cash flow or have adequate cash reserves for all necessary operating, investing and financing activities including required debt service and capital expenditures through at least 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Sources and Uses of Cash

The following is a summary of information from our consolidated statement of cash flow for the three years ended December 31, 2008 (in thousands).

	Year Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$62,510	$47,358	$10,194
Net cash used in investing activities	(721,407)	(808,671)	(36,396)
Net cash provided by (used in) financing activities	618,441	814,974	(16,162)
Net increase (decrease) in cash and cash equivalents	(40,456)	53,661	(42,364)
Cash and cash equivalents at the beginning of the period	67,710	14,049	56,413
Cash and cash equivalents at the end of the period	$27,254	$67,710	$14,049

In 2008 and each of the two previous years, we reported positive net cash from operating activities in our consolidated statements of cash flows.  The increase in cash provided by operating activities in 2008 compared to the prior year period is due primarily to the additional cash flow as a result of the completion of the Summerville acquisition in September 2007, the strength of the performance of the communities we operated during both periods, and fluctuations in the timing of receivables and payables.  Both 2008 and 2007 were positively impacted by purchasing the real estate underlying leased facilities, whereby we replaced lease payments with lower levels of debt service and also avoided future scheduled lease escalators.

The decrease in cash used in investing activities was primarily due to the decrease in the number of current year acquisitions as compared to 2007.  In 2008, we purchased the real property underlying 58 communities that we previously operated under lease agreements and purchased one additional community.  In 2007, we purchased 88 communities that we previously operated under lease agreements and eight communities previously leased by Summerville and purchased one additional community.  As a result, cash paid for acquisitions of property and equipment (including routine expenditures and construction projects) amounted to $723.7 million in 2008 compared to $802.9 million in 2007 and $27.5 million in 2006.  In 2008, our net capital expenditures (excluding acquisition of communities) totaled $26.9 million, of which $15.4 million was for routine capital requirements, $4.2 million was for computer and related equipment to support new accounting, sales and marketing systems, and $7.3 million, net of amounts financed with debt, was related to community expansion and development.

The decrease in net cash provided by financing activities is related to the decrease in acquisitions discussed above.  The 2007 acquisitions were financed in part with cash proceeds from the public offering of Emeritus common stock.  Proceeds from long-term borrowings, net of repayments (including convertible debentures), totaled $628.7 million in 2008 compared to $501.4 million in 2007 and $267,000 in 2006.

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

On December 30, 2008, we refinanced or amended the terms of $115.7 million of mortgage debt secured by 20 communities, including the payoff of certain loans with General Electric Capital Corporation and $36.3 million of new mortgage debt with Capmark Bank through a Freddie Mac credit facility.  The net effect of this refinancing is to increase long-term debt by approximately $1.0 million, extend maturity dates to January 2012 and beyond, move

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

four communities from short-term variable rate debt to long-term fixed rate debt, increase first year principal payments by $3.0 million, and increase annual interest expense by approximately $3.0 million.  We incurred approximately $966,000 in financing costs related to this debt restructuring.  For further details see Note 6, Long-term Debt, in the Notes to Consolidated Financial Statements in this Form 10-K.

At December 31, 2008, we had payment obligations for long-term debt and capital, financing, and operating leases due in the next 12 months totaling approximately $216.7 million, including interest.  In addition, for the year ending December 31, 2009, we anticipate that we will make investments of approximately $20.0 to $23.0 million for capital expenditures, comprised of approximately $18.0 million to $20.0 million of net recurring capital expenditures (including corporate capital expenditures) and approximately $2.0 million to $3.0 million of net capital expenditures for community expansions.

Payment Commitments

The following table summarizes our contractual obligations at December 31, 2008 (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$1,373,416	$18,267	$181,090	$250,482	$923,577
Capital lease and financing obligations,
including current portion	189,856	9,172	21,434	27,068	132,182
Operating leases	1,060,904	86,815	188,542	200,352	585,195
Liability related to unrecognized tax benefits (1)	1,906	-	-	-	-
	$2,626,082	$114,254	$391,066	$477,902	$1,640,954

(1)  We have recognized total liabilities related to unrecognized tax benefits of $1.9 million as of December 31, 2008.  The timing of payments related to these obligations is uncertain; however, none of of this amount is expected to be paid within the next year.

The following table summarizes interest on our contractual obligations at December 31, 2008 (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$615,410	$88,152	$169,361	$125,061	$232,836
Capital lease and financing obligations	125,479	14,269	27,575	25,804	57,831
	$740,889	$102,421	$196,936	$150,865	$290,667

As a consequence of our property and lease transactions in 2008, our long-term debt has increased from $734.3 million at December 31, 2007, to $1.4 billion at December 31, 2008.  Our obligations under operating leases have increased from $851.8 million to $1.1 billion primarily due to the Summerville acquisition, and our capital lease and financing obligations have decreased from $520.8 million to $189.9 million primarily as a result of the acquisition of leased properties.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations.  Such cross-default provisions affect the majority of our properties and as a result, any event of default could cause a material adverse effect on our

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

financial condition.  Defaults may be related to the maintenance of certain financial covenants, which generally include debt or lease coverage and cash flow ratios and material adverse changes.  In addition, we are required to maintain the leased properties in a reasonable and prudent manner.  At December 31, 2008, we were in violation of one or more covenants in two of our leases, but have cured the default in one lease with payment of an additional security deposit and obtained a waiver from the landlord on the other such that we were still deemed to be in compliance and thus, were not in default.  The waiver expires on January 1, 2010.  We cannot say with certainty that we will be in compliance with all debt and lease covenants in 2009, and if not, that we can obtain the necessary waivers.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits us to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows us to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  There were no outstanding borrowings under the line of credit as of December 31, 2008.  Subsequent to December 31, 2008, the letter of credit was extended to June 30, 2009.

We had $27.3 million of available cash at December 31, 2008 to fund any 2009 payment requirements in excess of cash generated from operations.  Management believes that we will be able to generate sufficient operating cash flows and will have adequate cash for all necessary operating, investing and financing activities, including required debt service and capital expenditures, for at least the next twelve months.

Summary of Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

We believe that our accounting policies regarding long-term investments, asset impairments, self-insurance reserves, income taxes, lease accounting, and stock-based compensation are the most critical in understanding the judgments involved in the preparation of our financial statements.  Revisions in such estimates are reflected in income in the period in which the facts that give rise to the revision become known.  A detailed discussion of these and other accounting policies is contained in Note 1, Description of Business and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in this Form 10-K.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies–Recent Accounting Pronouncements Not Yet Adopted, in Notes to Consolidated Financial Statements in this Form 10-K.

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 8.5% of revenues for the year ended December 31, 2008.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most GAAP measures.  In this report, we define and use the non-GAAP financial measure of Adjusted EBITDA/EBITDAR, as set forth below:

Definition of Adjusted EBITDA/EBITDAR:

We define Adjusted EBITDA/EBITDAR as net loss adjusted for:

•	gains or losses from discontinued operations,
•	provision or benefit for income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	minority interests,
•	gains or losses on sale of assets , termination of leases, or investments,
•	write-off of terminated development projects costs
•	depreciation and amortization,
•	straight-line rent and above/below market rent amortization
•	deferred move-in fee revenues,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock-based compensation expense,
•	interest expense,
•	change in fair value of interest rate swaps,
•	loan prepayment fees and debt refinancing costs,
•	interest income, and
•	other non-cash unusual adjustments

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
December 31, 2008

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months and year ended December 31, 2008 and 2007:

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net loss	$(30,473)	$(25,844)	$(104,751)	$(48,741)
Provision for income taxes	270	782	1,020	812
Equity losses (gains) in unconsolidated joint ventures	1,313	1,425	2,203	(4,266)
Minority interest	(188)	-	(188)	-
Depreciation and amortization	29,356	30,760	118,910	79,430
Amortization of deferred gains	(101)	(582)	(1,235)	(2,149)
Non-cash stock option compensation expenses	1,109	1,288	4,895	4,744
Convertible debentures conversion costs	-	-	-	1,329
Loss on termination of leases	1,303	-	1,303	-
Debt refinancing costs	336	-	1,460	-
Interest expense	25,909	21,235	94,861	69,971
Straight-line rent expense	2,932	2,406	9,944	3,763
Above/below market rent amortization	2,523	2,505	10,095	3,365
Development and transaction costs written off	3,909	-	4,128	-
Impairment losses on long-lived assets	7,098	-	7,098	-
Deferred revenues	(671)	1,039	2,017	1,495
Change in fair value of interest rate swaps	1,574	725	1,558	725
Interest income	(377)	(1,207)	(2,292)	(5,006)
Discontinued operations	1,102	5,167	6,942	6,452
Professional and workers' compensation liability adjustments	(6,494)	(3,420)	(6,028)	(3,612)
Adjusted EBITDA	40,430	36,279	151,940	108,312
Facility lease expense	18,936	17,219	71,320	44,657
Adjusted EBITDAR	$59,366	$53,498	$223,260	$152,969

Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as follows:

Net cash provided by operating activities adjusted for:
•	changes in operating assets and liabilities,
•	principal amortization of capital lease obligations, and
•	recurring routine capital expenditures.

Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring routine capital expenditures consist primarily of community purchases and/or major projects or renovations that are funded using financing proceeds.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Management’s Use of Cash From Facility Operations

We use CFFO to assess our overall liquidity.  This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance.  It provides an indicator for management to determine if adjustments to current spending decisions are needed.

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to make regular recurring routine capital expenditures to maintain and improve our communities on a period-to-period basis, (iii) for planning purposes, including preparation of our annual budget and (iv) in setting various covenants in our credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of cash flow from operations.  CFFO does not represent cash available for discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure.

We believe CFFO is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, and (2) our ability to make regular recurring routine capital expenditures to maintain and improve our communities.

CFFO is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of CFFO to GAAP net cash provided by (used in) operating activities, along with our consolidated financial statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The following table shows cash flows from facility operations (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net cash provided by operating activities	$6,053	$16,803	$62,510	$47,358
Add changes in operating assets and liabilities	14,353	2,907	2,493	7,295
Recurring capital expenditures, net	(3,841)	(1,491)	(15,386)	(10,557)
Repayment of capital lease obligations and financing obligations	(1,764)	(5,526)	(13,507)	(21,120)
Cash From Facility Operations	$14,801	$12,693	$36,110	$22,976

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2008

Subsequent Events

Line of Credit

Effective February 16, 2009, the Company entered into an amendment to its line of credit agreement with Wells Fargo Bank, whereby the maturity date of the original agreement was extended from February 15, 2009, to June 30, 2009.  Furthermore, the interest rate calculation on outstanding borrowings changed from Wells Fargo’s prime rate less 0.50% to the Company’s choice of either (a) a fluctuating rate equal to the daily one-month LIBOR plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%.

Agreement to Sell Four Communities

Effective March 6, 2009, the Company entered into an agreement to sell four communities located in Florida for $29.1 million, excluding transaction costs.  One of these communities is in assets held for sale and included in discontinued operations as of December 31, 2008.  The sale is subject to approval by the Company’s board of directors and is expected to close in the second quarter of 2009.  Because of the probability that the sale would take place, the Company recorded an impairment loss of $5.6 million in December 2008, of which $1.0 million is included in loss from discontinued operations.  Proceeds from the sale will be used to pay off the underlying mortgage debt.

[The rest of this page is intentionally left blank]

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

The table below provides information about our debt and capital lease and financing obligations, including weighted average interest rates on these obligations as of December 31, 2008.

	Expected maturity date (in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total	Fair value	Average interest rate

Long-term debt:	$18,267	$57,507	$123,583	$231,565	$18,917	$923,577	$1,373,416	$1,332,370	6.34%
Capital lease and financing obligations	$9,172	$10,098	$11,336	$12,745	$14,322	$132,183	$189,856	$188,912	5.21%

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At December 31, 2008, we had approximately $169.5 million of variable rate borrowings based on monthly LIBOR.   Of the total variable rate debt of $169.5 million, $63.7 million varies with monthly LIBOR with no LIBOR floors or ceilings.   For every 1% change in the monthly LIBOR rateon this $63.7 million in variable rate debt, interest expense will either increase or decrease by $637,000.  As of December 31, 2008, the weighted average variable rate is 2.79% in excess of monthly LIBOR on $63.7 million of the variable rate debt, and the monthly LIBOR rate was 0.43625%.  In addition, we have variable rate debt of $105.8 million that has LIBOR floors at a weighted average floor of 2.61% and a weighted average spread of 3.82%, for a total weighted average rate of 6.43%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR rate is less than the 2.61% weighted average floor.  Increases or decreases to the monthly LIBOR rate do not change interest expense on this variable rate debt until the monthly LIBOR rate rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR rates falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2008.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have two interest rate swap contracts with a combined notional amount of $32.0 million.  A 100 basis point increase in interest rates would increase the fair value of these swaps by approximately $808,000 and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $853,000.

The downturn in the United States housing market in 2007 and 2008 triggered a constriction in the availability of credit that is expected to continue in 2009.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Report of Independent Registered Public Accounting Firm are listed after Item 15 and are included beginning on Page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Our co-chief executive officers and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  KPMG LLP, the independent registered public accounting firm that performed the audit of our audited financial statements included with this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is on page F-3 of this Annual Report.

(c)  Changes in internal controls   Management has evaluated the effectiveness of the Company's internal controls through December 31, 2008.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the fourth quarter of 2008, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

[The rest of this page is intentionally left blank]

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A and to Part I of this Annual Report on Form 10-K.

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

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2008, including the 2006 Equity Incentive Plan, the Amended and Restated 1995 Stock Incentive Plan, the Amended and Restated Option Plan for Non-employee Directors (the Directors Plan), and the Amended and Restated 1998 Employee Stock Purchase Plan.  The material terms of each of these plans and arrangements are described in Note 10, Stock Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Number of shares
	Number of shares		remaining available for		Total of
	to be issued upon	Weighted-average	future issuance under		shares
	exercise of	exercise price of	equity compensation		reflected in
	outstanding options,	outstanding options,	plans excluding shares		columns (a)
	warrants and rights	warrants and rights	reflected in column (a)		and (c)
Plan Category	(a)	(b)	(c)		(d)

Equity compensation plans
approved by shareholders	2,840,652	$16.30	876,892	(1)	3,717,544

Equity compensation plans
not approved by shareholders	-	-	-		-
Total	2,840,652	$16.30	876,892		3,717,544

(1) Represents 876,892 shares available for grant under the 2006 Equity Incentive Plan and the Directors Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of the report:

(1)	FINANCIAL STATEMENTS. The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F–2
Report of Independent Registered Public Accounting Firm	F–3
Consolidated Balance Sheets	F–4
Consolidated Statements of Operations	F–5
Consolidated Statements of Cash Flows	F–6
Consolidated Statements of Shareholders’ Equity (Deficit)	F–8
Notes to Consolidated Financial Statements	F–9

(2)
The financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial, or is shown in the consolidated financial statements or notes thereto.

(3)	EXHIBITS: The following exhibits are filed as a part of, or incorporated by reference into, this Report on Form 10-K:

See Index to Exhibits, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2009
Emeritus Corporation
               (Registrant)

By:  /s/  Raymond R. Brandstrom
Name:  Raymond R. Brandstrom
Title:    Executive Vice President - Finance, Secretary,
              and Chief Financial Officer

Signature	Title	Date

/s/ Daniel R. Baty	Co-Chief Executive Officer and
Daniel R. Baty	Chairman of the Board (Principal Executive Officer)

/s/ Granger Cobb	Co-Chief Executive Officer
Granger Cobb	President, and Director (Principal Executive Officer)

/s/ Raymond R. Brandstrom	Executive Vice President - Finance, Secretary, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Raymond R. Brandstrom

/s/ Stanley L. Baty	Director
Stanley L. Baty

/s/ Bruce L Busby	Director
Bruce L. Busby

/s/ Charles P. Durkin, Jr.	Director
Charles P. Durkin, Jr.

/s/ Stuart Koenig	Director
Stuart Koenig

/s/ Robert E. Marks	Director
Robert E. Marks

/s/ David W. Niemiec	Director
David W. Niemiec

/s/ Richard Macedonia	Director
Richard Macedonia

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Emeritus Corporation

We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

Seattle, Washington
March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emeritus Corporation:

We have audited Emeritus Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's report on internal control over financial reporting” (Item 9A. (b)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria  established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 16, 2009

-

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	December 31,	December 31,
Current Assets:	2008	2007
Cash and cash equivalents	$27,254	$67,710
Short-term investments	1,802	2,453
Trade accounts receivable, net of allowance of $549 and $995	11,596	6,383
Other receivables	5,556	11,510
Tax, insurance, and maintenance escrows	21,762	18,566
Prepaid workers' compensation	19,288	18,224
Other prepaid expenses	8,170	10,744
Property held for sale	13,712	–
Total current assets	109,140	135,590
Long-term investments	4,192	4,749
Property and equipment	1,725,558	1,430,846
Restricted deposits	12,337	19,808
Lease acquisition costs, net of accumulated amortization of $1,877 and $15,533	3,867	18,401
Goodwill	73,704	70,659
Other intangible assets	131,994	191,600
Other assets, net	18,851	13,827
Total assets	$2,079,643	$1,885,480

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$18,267	$22,613
Current portion of capital lease and financing obligations	9,172	23,774
Current portion of convertible debentures	–	10,455
Trade accounts payable	7,474	7,844
Accrued employee compensation and benefits	32,778	35,815
Accrued interest	7,012	4,527
Accrued real estate taxes	9,791	7,715
Accrued professional and general liability	10,842	13,545
Accrued income taxes	3,715	5,377
Other accrued expenses	12,284	10,610
Deferred revenue	12,463	10,446
Unearned rental income	16,101	14,302
Total current liabilities	139,899	167,023
Long-term debt, less current portion	1,355,149	711,664
Capital lease and financing obligations, less current portion	180,684	497,039
Deferred gain on sale of communities	2,667	21,259
Deferred rent	14,022	6,231
Other long-term liabilities	21,194	23,757
Total liabilities	1,713,615	1,426,973

Minority interest - related party	6,627	–
Commitments and contingencies
Shareholders' Equity
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
39,091,648 and 39,030,597 shares at December 31, 2008, and December 31, 2007, respectively	4	4
Additional paid-in capital	719,903	714,258
Accumulated deficit	(360,506)	(255,755)
Total shareholders' equity	359,401	458,507
Total liabilities and shareholders' equity	$2,079,643	$1,885,480
See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Community revenue	$764,397	$530,316	$409,488
Management fees	5,032	4,363	1,887
Total operating revenues	769,429	534,679	411,375

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	487,433	335,729	263,416
Texas lawsuit settlement	–	–	(12,207)
General and administrative	58,830	48,934	38,078
Impairment loss on long-lived assets	5,356	–	–
Depreciation and amortization	118,910	79,430	49,571
Facility lease expense	91,359	51,785	43,418
Total operating expenses	761,888	515,878	382,276
Operating income from continuing operations	7,541	18,801	29,099

Other income (expense):
Interest income	2,292	5,006	2,864
Interest expense	(94,861)	(69,971)	(49,039)
Change in fair value of interest rate swaps	(1,558)	(725)	–
Equity earnings (losses) in unconsolidated joint ventures	(2,203)	4,266	(993)
Other, net	(8,000)	1,146	1,422
Net other expense	(104,330)	(60,278)	(45,746)

Loss from continuing operations before income taxes	(96,789)	(41,477)	(16,647)
Benefit of (provision for) income taxes	(1,020)	(812)	3,044
Loss from continuing operations	(97,809)	(42,289)	(13,603)
Loss from discontinued operations	(6,942)	(6,452)	(1,015)
Net loss	$(104,751)	$(48,741)	$(14,618)

Basic and diluted loss per common share:
Continuing operations	$(2.50)	$(1.56)	$(0.76)
Discontinued operations	(0.18)	(0.24)	(0.06)
	$(2.68)	$(1.80)	$(0.82)

Weighted average common shares outstanding-basic and diluted	39,075	27,152	17,774

See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net Loss	$(104,751)	$(48,741)	$(14,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest - related party	(188)	-	-
Depreciation and amortization	118,910	79,430	49,571
Amortization of above/below market rents	10,095	3,365	-
Loss on lease termination	1,303	-	-
Amortization of deferred gain	(1,235)	(2,149)	(2,214)
Impairment of long-lived assets and investments	13,360	4,764	829
Amortization of loan fees	2,587	1,818	251
Allowance for doubtful receivables	1,647	1,287	1,045
Equity investment losses and distributions	2,203	3,079	993
Stock based compensation	4,895	4,744	2,780
Change in fair value of interest rate swaps	1,558	725	-
Deferred revenue	2,017	1,495	808
Deferred rent	9,944	3,754	893
Other	2,658	1,082	1,049
Changes in operating assets and liabilities, net of Summerville acquisition:
Trade accounts receivable	(7,113)	(1,489)	(1,556)
Other receivables	6,648	(7,099)	(707)
Prepaid workers' compensation	(1,064)	(3,220)	(3,570)
Other prepaid expenses	(629)	(3,946)	(2,154)
Other assets	946	3,956	171
Trade accounts payable	(370)	827	(352)
Accrued employee compensation and benefits	(3,278)	5,941	1,203
Accrued interest	2,485	2,735	(948)
Other accrued expenses and current liabilities	1,675	(4,326)	(20,403)
Security deposits and other long-term liabilities	(1,793)	(674)	309
Tax refund receivable	-	-	(3,186)
Net cash provided by operating activities	62,510	47,358	10,194

Cash flows from investing activities:
Acquisition of property and equipment	(723,659)	(802,864)	(27,459)
Sale of property and equipment	6,754	-	-
Lease acquisition costs	(1,146)	(1,298)	(2,800)
Payments from (advances to) affiliates and other managed communities, net	33	240	(607)
Payment for purchase of Summerville, net of acquired cash	-	(4,440)	-
Investments in affiliates	(413)	(309)	(6,864)
Purchase of available-for-sale securities	(2,976)	-	-
Collection of notes receivable	-	-	1,334
Net cash used in investing activities	(721,407)	(808,671)	(36,396)

Cash flows from financing activities:
Proceeds from sale of stock	1,121	332,167	4,663
Repurchase of common stock	(399)	-	-
Decrease (increase) in long-term restricted deposits	7,932	8,029	(2,941)
Debt issuance and other financing costs	(12,205)	(5,491)	(282)
Proceeds from long-term borrowings and financing obligations	691,020	655,593	8,861
Cash in escrow for redemption of convertible debentures	-	-	(5,375)
Repayment of long-term borrowings	(62,336)	(154,204)	(3,219)
Repayment of capital lease and financing obligations	(13,507)	(21,120)	(19,035)
Minority interest contribution	6,815	-	-
Tax benefit of stock compensation	-	-	1,166
Net cash provided by (used in) financing activities	618,441	814,974	(16,162)
Net increase (decrease) in cash and cash equivalents	(40,456)	53,661	(42,364)
Cash and cash equivalents at the beginning of the year	67,710	14,049	56,413
Cash and cash equivalents at the end of the year	$27,254	$67,710	$14,049
See accompanying notes to consolidated financial statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Supplemental disclosure of cash flow information -
Cash paid for interest	$90,019	$67,739	$50,200
Cash paid for taxes	1,981	529	3,681
Cash received during the period for income tax refunds	3,415	-	-

Non-cash financing and investing activities:
Debt refinanced	125,148	-	-
Capital and financing lease obligations	12,848	2,884	496
Conversion of convertible debentures	-	16,120	50
Debt issued for acquisition of property and equipment	-	-	343
Adjustment to lease acquisition costs	-	-	179

Adjustments related to purchase of leased properties:
Capital and financing lease buyouts	329,638	126,565	-
Change in deferred sale leaseback gains	17,635	467	-
Lease acquisition costs	14,047	2,438	-
Debt assumed in acquisitions	-	122,393	-
Above market rents	1,730	-	-
Deferred rent	1,897	3,912	-
Discount on security deposits	107	-	-

Summerville acquisition:
Fair value of Summerville assets acquired	-	414,525	-
Cash paid for Summerville acquisition	-	4,901	-
Stock issued for Summerville	-	273,249	-
Liabilities assumed upon merger	-	136,376	-
Accrued transaction costs	-	243	-
Contingent purchase price adjustment to goodwill	3,479	-	-
 See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Common stock		Additional		Total
	Number		paid-in	Accumulated	shareholders'
	of shares	Amount	capital	deficit	equity (deficit)

Balance at December 31, 2005	16,486,944	$2	$79,321	$(192,396)	$(113,073)
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	24,177	–	412	–	412
Options and warrants exercised	1,652,593	–	4,251	–	4,251
Tax benefit of options exercised	–	–	1,166	–	1,166
Stock option compensation expense	–	–	2,780	–	2,780
Convertible debentures converted	2,272	–	50	–	50
Net loss for the year ended
December 31, 2006	–	–	–	(14,618)	(14,618)
Balances at December 31, 2006	18,165,986	$2	$87,980	$(207,014)	$(119,032)
Issuance of shares in secondary offering, net	11,300,800	1	328,616	–	328,617
Issuance of shares in Summerville merger	8,392,656	1	273,248	–	273,249
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	24,392	–	562	–	562
Options exercised	414,038	–	2,988	–	2,988
Stock option compensation expense	–	–	4,744	–	4,744
Convertible debentures converted, net of tax	732,725	–	16,120	–	16,120
Net loss for the year ended
December 31, 2007	–	–	–	(48,741)	(48,741)
Balances at December 31, 2007	39,030,597	$4	$714,258	$(255,755)	$458,507
Issuances of shares under
Employee Stock Purchase Plan,
net of repurchases	110	–	229	–	229
Options exercised	60,941	–	521	–	521
Stock option compensation expense	–	–	4,895	–	4,895
Net loss for the year ended
December 31, 2008	–	–	–	(104,751)	(104,751)
Balances at December 31, 2008	39,091,648	$4	$719,903	$(360,506)	$359,401

See accompanying notes to consolidated financial statements.

EMERITUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider focused on operating residential style communities with operations throughout the United States.  These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of December 31, 2008, 2007, and 2006, the Company owned or leased a total of 268, 254, and 171 communities, respectively, which comprise the communities included in the consolidated financial statements.

The Company also provides management services to independent and related-party owners of assisted living communities.  At December 31, 2008, the Company managed 38 communities, of which 24 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees from 5% to 6% of gross revenues.

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

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  In addition, the accounts of limited liability companies and partnerships are consolidated where the Company maintains effective control over such entities’ assets and operations, notwithstanding a lack of majority ownership.  The Company's management contracts and those joint venture participations that do not result in control are not consolidated.  All intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current period presentation.

The 2007 and 2006 financial information has been recast so that the basis of presentation is consistent with that of the 2008 financial information. Specifically, the Company has reclassified the results of operations of communities sold in 2008 and held for sale at December 31, 2008 as discontinued operations for all periods presented (see Note 14).

Segment Information

Emeritus has one operating segment, which is assisted living and related services.  Similar services are provided at each community, namely assisted living, independent care and Alzheimer’s care, the type of class of customers are relatively homogenous, and the manner is which we operate each of our facilities is basically the same.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Use of Estimates

The preparation of consolidated financial statements requires Emeritus to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, Emeritus evaluates its estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model and litigation.  Emeritus bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of money market investments, triple-A rated government agency notes, and certificates of deposit with a maturity date at purchase of 90 days or less.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company’s estimate of the amount that ultimately will be realized in cash.  The allowance for doubtful accounts was $549,000 and $995,000 as of December 31, 2008 and 2007, respectively.  The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source, and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary.

Approximately 8.5%, 11.1%, and 13.1% of the Company’s revenues for the year ended December 31, 2008, 2007, and 2006, respectively were derived from state Medicaid programs.  Billings for services under third-party payor programs are recorded net of contractual adjustments as determined by the Medicaid programs.  Any retroactive adjustments are accrued when assessed (without regard to when the assessment is paid or withheld), even if the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Company has not agreed to or is appealing the assessment.  Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2005	$744
Provision for doubtful receivables	1,045
Write-offs and adjustments	(1,441)

Balance at December 31, 2006	348
Provision for doubtful receivables	1,287
Write-offs and adjustments	(640)

Balance at December 31, 2007	995
Provision for doubtful receivables	1,900
Write-offs and adjustments	(2,346)

Balance at December 31, 2008	$549

Short-Term and Long-Term Investments

Short-term investment securities with a readily determinable fair value are classified as trading securities and are recorded at fair value.  They represent investments for the non-qualified deferred compensation plan (see Note 11).

The Company’s long-term investments consist of investments in unconsolidated joint ventures with equity interests ranging from 19.0% to 50.0%.  The Company accounts for these investments under the equity method of accounting.  In determining the accounting treatment for these investments, the Company considers various factors such as its ownership interest, its ability to influence decisions, its participating rights, and whether the joint venture is a variable interest entity, and if so, whether the Company is the primary beneficiary.  The Company reviews the recoverability of its investments at least quarterly, or whenever a change in condition occurs which might indicate that a loss in value of the asset is other than temporary.

Also included in long-term investments are marketable equity securities, which are classified as held-for-sale securities and recorded at fair value (see Notes 2 and 15).  Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  The standard defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives.  In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 1, 2008, and interim periods within those fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

The carrying value of cash and cash equivalents, accounts receivable and short-term investment securities approximates fair value because of the short-term maturity of those instruments. The fair value of the Company’s investments in marketable equity securities is based upon the quoted market price on the last business day of the fiscal year.  The fair value of the Company’s debt is estimated based on the on the current rates offered to the Company for debt of the same remaining maturities. The carrying value of short-term debt approximates fair value (see Note 15).

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:  buildings and improvements, 12 to 50 years; furniture, equipment, and vehicles, three to seven years; capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.  Effective September 1, 2007, the Company changed its estimate of the maximum useful live of buildings from 40 years to 50 years and applied this new policy prospectively for all acquired properties.  This change in estimate did not have a material impact on the Company’s financial position or results of operations and is not expected to in future years.  Maintenance and repairs are expensed as incurred.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2008 and 2007 primarily represents new community construction and expansion of existing communities.

The Company capitalizes certain internal software development costs in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1).  Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally-developed software.  SOP 98-1 describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of design, coding, and installation of hardware and software. The Company capitalizes costs incurred during the application development stage of the project as permitted.

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

Intangible Assets

In connection with the Summerville acquisition and certain other transactions, the Company acquired various definite-lived intangible assets, which consist of above/below market facility rents, in-place resident contracts, lease purchase options, trademarks, and operating licenses.  These assets are amortized over their estimated useful lives or the term of the related contract or lease agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Asset Impairments

a. Available-for-Sale Securities

The Company regularly reviews its investment securities for impairment based on criteria that include the extent to which carrying value exceeds related fair value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such a determination is dependent on the facts and circumstances relating to the applicable investment. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

b. Goodwill

Goodwill is tested for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed the estimated fair value of the Company.  The annual test requires estimates and judgments by management to determine valuations of the Company.  The Company performed the annual impairment test as of October 31, 2008, and concluded that no impairment charge was required based on a comparison of the Company's market capitalization to its net equity.  As a result of a decline in the Company’s stock price in the 2008 fourth quarter, Emeritus tested goodwill for impairment again as of December 31, 2008, and determined that its goodwill was not impaired.  Although management believes that its assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect the Company’s reported financial results.  Different assumptions related to future cash flows, operating margins, growth rates, and discount rates could result in an impairment charge, which would be recognized as a non-cash charge to operating income and a reduction in asset values on the balance sheet.

c. Long-Lived Assets

Long-lived assets, which include property and equipment, equity method investments in joint ventures, and intangible assets, are reviewed for impairment whenever a change in condition occurs that indicates that the carrying amounts of assets may not be recoverable.  Such changes include changes in the Company’s business strategies and plans, changes in the quality or structure of the Company's relationships with its partners and deteriorating operating performance of individual communities or investees.  The Company uses a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.  Such assessments are primarily based upon the sum of expected future net cash flows over the expected period the asset will be utilized or held, as well as market values and conditions.  Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Self-Insurance Reserves

The Company is self-insured for professional liability claims and records losses based on actuarial estimates of the total aggregate liability for claims expected to occur within the current year.  The Company makes periodic adjustments to its total liability for all open years of 2004 through 2008 if actuarial estimates suggest the liability exposure has changed.  In 2008 and 2007, the Company reduced its liability related to prior years by $4.5 million and $4.0 million, respectively, based on changes in actuarial estimates; this amount was recorded as a reduction in community operating expense.  Losses are covered through a self-insurance pool agreement, which includes ten of the 38 managed communities on a unit of capacity basis.  If losses exceed the actuarial estimates, additional expense would be accrued at the time of such determination.  The Company deposits funds with an administrator based in part on a fixed schedule and in part as losses are actually paid.  The funds held by the administrator are recorded as a prepaid asset, which as of December 31, 2008 and 2007 was $764,000 and $1.6 million, respectively.  The prepaid asset is reduced as claims are paid from the account.  For policy years beginning in 2005 and continuing through 2008, the Company acquired general liability commercial insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

For health insurance, Emeritus self-insures each participant up to $200,000 per incident, above which a catastrophic insurance policy covers any additional costs for certain participants. Health insurance expense is accrued based upon historical experience of the aggregate liability for claims incurred.  If these estimates are insufficient, additional charges may be required.

Emeritus maintains workers' compensation insurance coverage in specific insurable states (excluding Texas, Washington, Ohio, and West Virginia) through a high deductible, collateralized insurance policy.  The policy premium is based upon standard rates applied to estimated annual payroll.  The Company contracts with an independent third-party administrator to administer the claims; and claim expenses are paid from the collateral account.  The sum of premiums and related costs, estimated administration costs, and actuarial based estimated losses is accrued each month based on actual payroll.  The cash collateral paid under the plan is carried as a prepaid asset on the balance sheet and is reduced as claims are paid from the account by the administrator.  As of December 31, 2008 and 2007, the deposit was $19.3 million and $18.2 million, respectively.  At policy expiration each year, an insurer audit is conducted to adjust premiums based on actual, rather than estimated, annual payroll.  The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement.  If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, the excess cash collateral will be returned to the Company.  The Company contracts with an independent third-party to determine the actuarial estimates of ultimate losses for workers’ compensation under the collateralized policy.  In 2008, the Company reduced its liability related to years prior to 2008 by $1.5 million based on changes in actuarial estimates; this amount was recorded as a decrease in community operating expense.  Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement, which includes the managed communities, unless such communities are located in the specific states mentioned above.  Costs are allocated to each participant based on annual payroll.  For work-related injuries in Texas, the Company provides benefits through a qualified state-sponsored plan.  Claim expenses are paid as incurred and estimated losses are accrued each month based on actual payroll.  An insurance policy is in place to cover liability losses in excess of a deductible amount.  The cost of this insurance is accrued monthly.  In the states of Washington, Ohio and West Virginia, the Company participates in the specific state plan and pays premiums to the state based on a rate determined by the state.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, current income taxes are recorded based on amounts refundable or payable in the current year.  Deferred income taxes are based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Emeritus records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized, which as of December 31, 2008 reflects a net asset value of zero.  Emeritus has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  However, in the event that the Company were to determine that it would be more likely than not to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made (see Note 13).

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting and reporting for uncertain tax positions. In accordance with FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  Interest and penalties related to uncertain tax positions, if any, are classified as tax expense in the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Leases

Emeritus accounts for leases as operating, capital, or financing leases, depending on the underlying terms.  Leases are generally accounted for as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property.  Those leases that meet one of the criteria described above are accounted for as capital leases.  For properties under capital lease arrangements, an asset is recorded at the inception of the lease based on the present value of the rent payments, including base rent, fixed annual increases, and any other fixed rent obligations payable over the lease term, which amount may not exceed the fair value of the underlying leased property, and a corresponding long-term liability is recorded.  Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease.  Properties that are sold and leased back and for which the Company has continuing involvement are accounted for as financing arrangements, in which the property remains on the balance sheet and a financing obligation is recorded that is generally equal to the purchase price of the properties sold.  The impact on the statement of operations is similar to a capital lease (see Note 6).  Properties under operating leases are not included on the balance sheet and the actual rents paid are reflected in the statement of operations as facility lease expense (see Note 12.)

Leases with rent holiday provisions or that contain fixed payment escalators are accounted for on a straight-line basis as if the lease payments were fixed evenly over the life of the lease.  Out-of-pocket costs incurred to enter into lease contracts are capitalized as lease acquisition costs and amortized over the life of the respective leases.

Certain leases contain payment escalators based on the greater of a fixed rate or the increase in the Consumer Price Index (CPI) or other variable rate index.  To the extent there is a high level of certainty that the fixed rate increase under the lease will be met, lease payments are accounted for on a straight-line basis using the fixed rate.  Any difference is accounted for at the time the contingency is resolved.  Deferred rent primarily represents the effects of straight-lining leases.

Deferred Gain on Sale of Communities

Deferred gains on sale of communities consist of gains on sale-leaseback transactions.  Deferred gains on sale-leaseback transactions are amortized using the straight-line method over the terms of the associated leases when the Company has no continuing financial involvement in communities that it has sold and leased back.  Sale-leaseback transactions in which the Company has continuing involvement, other than normal leasing activities, are not accounted for as sales until such involvement terminates.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  The Company’s interest rate swaps are considered cash flow hedges as they address the risk associated with future cash flows of debt transactions.  The changes in fair value of derivative instruments considered to be hedge instruments, of which the Company has none, would be reflected in accumulated other comprehensive income.  For derivative instruments not qualifying as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change.

As of December 31, 2008, Emeritus was party to interest rate swaps with a total notional amount of $32.0 million, as follows:

	Notional	Effective	Expiration	Estimated
	Amount	Date	Date	Fair Value
Interest rate swap (1)	$19,640	10/1/2007	8/6/2012	$(2,087)
Interest rate swap	12,405	2/1/2008	1/1/2010	(195)

(1) The notional amount amortizes to $19.1 million at maturity.

The swaps effectively convert the interest rates on the related mortgage debt from floating rates to fixed rates, thus mitigating the impact of interest rate changes on future interest expense.  The Company did not designate these swaps as hedging instruments.  At December 31, 2008 and 2007, the fair value of the Company’s interest rate swaps amounted to a liability of $2.3 million and $725,000, respectively, which was recorded in other long-term liabilities on the consolidated balance sheet.  For 2008 and 2007, the change in the fair value of the swaps was $1.6 million and $725,000, respectively, which was recorded as a component of other expense (see Note 6 and Note 15).

Contingent Liabilities

The Company's accounting policy regarding contingent liabilities is to recognize obligations if they are probable and estimable based on management’s best estimate of the ultimate outcome.  If a legal judgment is rendered against the Company or a settlement offer is tendered, then the Company accrues the full amount of the judgment or the settlement offer.

Common Stock Share Repurchases

The Company may repurchase shares of its common stock for resale under its employee stock purchase plan.  In accordance with the Washington Business Corporation Act, share repurchases are not displayed separately as treasury stock on the consolidated balance sheets or consolidated statements of shareholders’ equity. Instead, the par value of repurchased shares is deducted from common stock and the remaining excess repurchase price over par value is deducted from additional paid-in capital (see Note 10).

Revenue Recognition

Operating revenue consists of resident rental and services fees (collectively “community revenue”), and management fees.  Resident units are rented on a month-to-month basis and rent is recognized in the month the unit is occupied.  Service fees paid by residents for assisted living and other related services are recognized in the period services are rendered.  Management fees are comprised of revenue from management contracts and are recognized in the month in which services are performed in accordance with the terms of the management contract.

The Company charges nonrefundable move-in fees at the time the resident occupies the unit.  Revenue for these fees is recorded as deferred revenue and recognized over the average period of resident occupancy, estimated at an average of 17 months for 2008, 16 months for 2007 and 15 months for 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Stock-Based Compensation

Emeritus accounts for stock option awards to employees in accordance with SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement method in accounting for, generally, all share-based payment transactions with employees, including employee stock purchase plans.

The Company estimates the fair value of its options using the Black-Scholes option pricing model.  This method requires the Company to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption of SFAS No. 123R on January 1, 2006 and for the unvested portion of previously granted awards that were outstanding at the date of adoption.

Stock-based compensation is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the vesting period).  The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one- to four-year period.  Any unexercised options expire between seven and ten years.  The fair value of each grant is estimated as a single award and amortized on a straight–line basis into compensation expense over its vesting period (see Note 10).

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished, both operationally and for financial reporting purposes. The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has any significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of, as well as any gain or loss on the disposal transaction, are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements (see Note 14).

Loss Per Share

Basic net income (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution.  Diluted net income (loss) per share is computed based on the weighted average number of shares outstanding plus dilutive potential common shares.  Stock options are included using the “treasury stock method” to the extent they are dilutive.  The impact of the assumed conversion of convertible debentures into common stock is computed using the “if-converted” method.

The Company reported a consolidated net loss in each of the three years ended December 31, 2008, 2007 and 2006.  As a result, shares issuable upon the exercise of stock options and conversion of convertible debentures have been excluded from the computation because the effect of their inclusion would be antidilutive.  The following table summarizes those that are excluded in each period because they are antidilutive (in thousands):

	Year Ended December 31,
	2008	2007	2006
Convertible Debentures (1)	–	475	1,208
Options	2,841	2,167	1,510
	2,841	2,642	2,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

(1) Approximately $5.4 million principal amount paid at maturity on January 3, 2006, and $16.1 million principal amount converted to common stock on March 8, 2007.

Comprehensive Loss

Comprehensive loss is the same as net loss for all years presented.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 will increase the disclosure requirements but will have no impact on the Company’s consolidated financial statements when it is adopted effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No.160), which establishes accounting and reporting standards for noncontrolling interests (minority interests) in subsidiaries. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS No. 160 will be effective for Emeritus on January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. SFAS No. 160 will have no impact on the Company’s statements of operations or cash flow and is not expected to have a material impact on its statement of financial condition when adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R replaces the existing SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  It also requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date.  The additional fair value measurements of SFAS No. 141R replace the cost-allocation process of SFAS No. 141, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  In addition, all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period.  Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately.  SFAS No. 141R is effective prospectively for Emeritus for business combinations consummated on or after January 1, 2009.  The Company cannot quantify the impact, if any, that the adoption of this statement will have on its consolidated financial statements because it is contingent upon future acquisitions.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 1, 2008, and interim periods within those fiscal years.  The Company does not believe the adoption of SFAS No.157 for non-financial assets and liabilities will have a significant impact on its future consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

2. Long-Term Investments

Long-term investments consist of the following (in thousands):

	December 31,
	2008	2007

Investment in Blackstone JV	$1,752	$4,118
Investment in Emeritus/Wegman	1,207	631
Investment in marketable equity securities (Note 15)	1,233	-
	$4,192	$4,749

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (Blackstone JV) with Blackstone Real Property Group (Blackstone) that acquired a total of 24 properties in 2006 and 2007.  The portfolio consists of 23 assisted living and dementia care communities and one assisted living/skilled nursing facility and includes 1,890 units.

The total initial capital contribution to the Blackstone JV by its members was approximately $37.7 million.  The Company’s initial contribution was $7.2 million, of which $6.2 million was paid in 2006 and $970,000 was paid in 2007.  The Blackstone JV made a $3.0 million capital distribution to its members in 2008, of which Emeritus received 19.0%, or $570,000.

The Company is the administrative member responsible for day-to-day operations.  Blackstone holds the remaining 81.0% interest in Blackstone JV and has final authority with respect to all major decisions of the joint venture, including final approval of operating and capital budgets.  The Company is prohibited from selling its Blackstone JV interest without Blackstone’s consent.  Pursuant to a management agreement with Blackstone JV, the Company manages 23 of the properties for a fee equal to 5.0% of gross revenues collected.  For 2008, 2007, and 2006, the management fee was approximately $3.4 million, $2.9 million, and $205,000, respectively.

Emeritus/Wegman Joint Ventures

In March 2007, the Company entered into a 50% joint venture with a Wegman family entity (Wegman) to develop, construct and operate an 81-unit assisted living and Alzheimer’s care community in Stow, Ohio (Stow JV).  The Company made equity contributions of approximately $148,000 in 2008 and $631,000 in 2007.  The Stow JV began operations in May 2008.  The Company is the administrative member responsible for day-to-day operations, for which it receives a management fee equal to the greater of $5,000 per month or 5.0% of gross revenues, which amounted to $72,000 in 2008.  All major decisions regarding the Stow JV require the consent of Wegman.

In September 2007 and April 2008, the Company entered into 50% joint ventures with Wegman to develop, construct and operate two separate 36-unit Alzheimer’s care communities in the state of New York.  Construction of these communities will begin in 2009 and is expected to be complete in mid-2010.  The Company has contributed capital to these joint ventures in the combined amount of $983,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Condensed combined balance sheets for the Blackstone and Wegman unconsolidated joint ventures are as follows (in thousands):

	December 31,
	2008	2007

Current assets	$12,232	$9,576
Property and equipment	187,814	182,741
Other assets	2,067	7,724

Total assets	$202,113	$200,041

Current liabilities	$8,753	$9,015
Long-term debt	168,784	168,083
Other liabilities	12,744	-
Members’ capital	11,832	22,943

Total liabilities and members’ capital	$202,113	$200,041

The Company's share of members’ capital	$2,959	$4,749

Condensed combined statements of operations for the Blackstone and Wegman unconsolidated joint ventures are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Total revenues	$76,901	$63,293	$4,696
Operating income	9,935	11,115	122
Net loss	(9,018)	(15,316)	(752)

The Company's share of net loss	$(2,203)	(2,911)	(143)

Senior Med Transaction

As of January 1, 2007, the Company held a 9.5% indirect interest in Senior Healthcare Partners LLC (Senior Med), an institutional pharmacy company.

In May 2007, the Company sold its equity share of the business for approximately $8.8 million in cash and recorded a gain of approximately $7.7 million.  The Company has no further ownership interest in Senior Med.  The Company recorded equity losses (excluding the gain on sale) of $328,000 and $713,000 in 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

3. Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2008	2007

Construction in progress	$18,208	$12,694
Land and improvements	164,425	95,243
Buildings and improvements	1,578,392	1,418,213
Furniture and equipment	80,687	55,218
Vehicles	8,401	8,191
Leasehold improvements	19,886	20,907
	1,869,999	1,610,466
Less accumulated depreciation and amortization	144,441	179,620
	$1,725,558	$1,430,846

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (in thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2008	2007	2008	2007	2008	2007
Land and improvements	$5,994	$2,012	$-	$-	$5,994	$2,012
Buildings and improvements	212,581	590,153	(47,096)	(128,069)	165,485	462,084
Furniture and equipment	3,188	3,016	(2,863)	(2,638)	325	377
Vehicles	1,047	1,052	(731)	(321)	316	730
	$222,810	$596,233	$(50,690)	$(131,029)	$172,120	$465,203

Depreciation and amortization for capital and financing leases was approximately $23.6 million, $35.6 million, and $36.8 million, for 2008, 2007 and 2006, respectively.

4. Acquisitions and Other Significant Transactions

2008 Ventas Asset Acquisition

On December 19, 2008, the Company purchased five communities from Ventas Realty, LP (Ventas) consisting of 432 units (Ventas Purchase) for a purchase price of $64.3 million plus transaction costs of $282,000.  Prior to this acquisition, the Company operated these communities under lease agreements with affiliates of Ventas.

The Company accounted for four of the communities as operating leases, and one of the communities as a capital lease.  Upon termination of the leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations and related intangibles totaling $635,000 was recorded as a reduction in the carrying amount of the purchased communities.

In connection with the Ventas Purchase, the Company borrowed $55.6 million, of which $45.6 million represents mortgage financing and $10.0 million was borrowed from Ventas under a three-year note (see Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

2008 HCN Asset Acquisition

On June 6, 2008, the Company entered into an asset purchase agreement (the HCN Agreement) with Health Care REIT, Inc. (HCN) and its affiliated entities to purchase 29 communities consisting of 2,257 units for a purchase price of $299.9 million, excluding transaction costs.  The Company formerly leased these communities from HCN and operated the communities as assisted living and memory care service facilities.  As provided in the HCN Agreement, the transaction closed in two phases.

On June 30, 2008, the Company completed the first phase of the HCN transaction (Tranche 1).  Tranche 1 consisted of 19 communities with a capacity of 1,564 units and a purchase price of $222.7 million plus transaction costs of $1.1 million. The Company financed Tranche 1 with mortgage debt of approximately $163.2 million and a seller-provided loan of $50.0 million (see Note 6).

The Company previously accounted for 18 of the 19 acquired communities in Tranche 1 as capital leases and one as an operating lease.  Upon termination of the leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations and related intangibles of $27.0 million was recorded as a reduction in the carrying amount of the purchased communities.

On October 17, 2008, the Company completed the second phase (Tranche 2) of the HCN transaction.  This closing consisted of 10 communities with a capacity of 693 units for a purchase price of $77.2 million plus transaction costs of $190,000.  Tranche 2 was financed with $29.0 million of mortgage debt and $27.4 million of variable rate debt (see Note 6).

The Company previously accounted for nine of the 10 acquired communities in Tranche 2 as capital leases and one as an operating lease.  Upon termination of the leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations was recorded as an adjustment to the carrying amount of the purchased communities, in addition to adjustments for straight-line rent accruals and deferred gains on sale.  The total reduction in the carrying amount of the purchased communities was $7.6 million.

As part of Tranche 2, eight of the 10 communities are included in a 50/50 joint venture owned by Emeritus and Mr. Daniel R. Baty, the Company’s Chairman and Co-CEO, who contributed approximately $6.8 million to the joint venture for the purchase of the properties.  Prior to the acquisition and continuing after the acquisition, these eight communities are subject to a cash flow sharing agreement with Mr. Baty, and the joint venture operates to provide for similar economic terms and conditions as the existing cash flow sharing agreement.  Emeritus has the option to buy out Mr. Baty’s membership interest in the joint venture after January 1, 2011 for a price equal to the lesser of fair market value or a formula specified in the joint venture operating agreement, but in no event less than the amount of Mr. Baty’s capital contribution..  The joint venture is consolidated into the consolidated financial statements of Emeritus.

2008 NHP Asset Acquisition

On April 2, 2008, the Company purchased from Nationwide Health Properties, Inc. (NHP) 24 communities consisting of 1,672 units for a purchase price of $314.0 million plus transaction costs of $856,000.  The Company leased these communities from NHP and operated the communities as assisted living and dementia care facilities.  The Company financed the purchase through mortgage debt of approximately $249.1 million and seller-provided debt of $30.0 million (see Note 6).

The Company previously accounted for these leases as capital leases.  Upon termination of the capital leases, the difference between the carrying amount of the capital lease assets and the capital lease obligations and related intangibles of $19.7 million was recorded as a reduction in the carrying amount of the purchased communities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

The allocation of the purchase price for the acquisitions discussed above was based on property appraisals.  Aggregate purchase cost allocations were as follows (in thousands):

	Ventas	HCN	NHP
	Acquisition	Acquisition	Acquisition	Total
Land	11,140	31,327	24,619	67,087
Building	51,233	225,304	262,766	539,302
Equipment	1,525	9,838	4,767	16,130
Assets held for sale	—	—	3,000	3,000
Properties under capital leases, net	(10,021)	(116,360)	(149,946)	(276,327)	(a)
Deferred rents	(334)	(1,067)	—	(1,402)	(b)
Facility above/below market rents	(1,730)	—	—	(1,730)	(b)
Deferred gain on sale leaseback	—	(17,635)	—	(17,635)	(b)
Restricted deposits	(2,703)	—	(2,073)	(4,776)	(c)
Loan fees	1,127	2,905	2,545	6,577
Unamortized lease acquisition costs	—	(8,066)	(5,981)	(14,047)	(b)
Discount on security deposits	(107)	—	—	(107)	(b)
Long-term debt, net	55,621	269,598	279,140	604,359
Capital lease obligations	(8,485)	(140,373)	(175,586)	(324,445)	(a)

(a) All but six of the communities purchased were accounted for as capital leases.  The termination of the leases created gains totaling $48.1 million, which were offset against the cost basis of the properties acquired in the respective transactions.

(b) The balance was offset against the cost basis of the properties acquired in these transactions.
(c) Restricted deposits held by Ventas and NHP were refunded and used to pay a portion of the purchase price.

2008 HCP Lease Agreement

On December 1, 2008, the Company executed a Master Lease and Security Agreement (the HCP Agreement) to lease 11 communities comprised of 1,462 units/beds from affiliates of HCP, Inc. (collectively, HCP).  The HCP Agreement is for a term of ten years with an option to purchase the properties beginning at the end of the fifth year and continuing through the end of the lease term.  Annual rents are fixed at $17.5, $21.0, $25.0, $28.0, and $30.0 million in years one through five, respectively, and thereafter will increase by the greater of the increase in the CPI or 3.0%.  The purchase option price is based on the greater of fair market value or $300.0 million (the minimum option price) and contains an appreciation sharing arrangement if the fair market value exceeds the minimum option price.

The HCP Agreement requires a security deposit of approximately $1.1 million, which escalates each year in proportion to the annual rent increases.  The HCP Agreement also requires that HCP and the Company each spend $1.5 million in each of the first two years for capital improvements to the communities.  In the third year, capital expenditures are required at a rate of $550 per unit and increase by $50 per unit each year through the fifth year.  Beginning in the sixth year and continuing through the end of the lease term, the per-unit capital expenditure requirement increases by the greater of the increase in CPI or 3.0%.  The lease contains typical events of default, including but not limited to, non-payment of rents, default on any other agreement between the Company and HCP, and default or acceleration of any indebtedness of the Company in excess of $1.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Summerville Merger

On September 1, 2007, the Company acquired all of the outstanding stock of Summerville through a merger of its wholly owned subsidiary with Summerville.  Summerville operated 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and Alzheimer’s and dementia-related services to seniors.  Under the terms of the merger agreement, a total of 8,392,656 shares of the Company’s common stock were issued.

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

Based upon the consideration paid and assumptions regarding valuation of acquired assets and assumed liabilities, the purchase price allocation as of September 1, 2007 was as follows:

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

(1) Includes $4.5 million of estimated Federal, state, and local tax liabilities subject to reimbursement under an indemnity agreement with the former shareholders of Summerville. This contingent purchase consideration issue was resolved in 2008 and the asset was reclassified to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Pro Forma Statements of Operations (Unaudited)

The following table details the effect on net loss and net loss per share had the merger between the Company and Summerville occurred at the beginning of the period presented (in thousands except per share amounts):

	Pro Forma Combined
	(unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Total operating revenues	$733,453	$643,623
Operating loss from continuing operations	$(27,163)	$(36,101)
Loss from operations before income taxes	$(91,231)	$(87,821)
Net loss	$(92,053)	$(85,488)
Basic and diluted loss per common share	$(2.80)	$(3.27)
Weighted average common shares outstanding—basic and diluted	32,896	26,167

2007 HCPI Asset Acquisition

In March 2007, the Company completed the purchase of seven communities consisting of 453 units for approximately $28.7 million plus transaction costs of $244,000.  Pursuant to the leases described below, the Company had operated these facilities as assisted living and dementia care communities for seniors.

The seven acquired properties were part of a master lease dated September 18, 2002 between Health Care Property Investors, Inc. (HCPI), and Emeritus.  As a result of this asset purchase transaction, the master lease was amended to remove the purchased communities from the master lease effective March 26, 2007.  The amendment also provided for the return of approximately $4.5 million in cash security deposits held by HCPI.  The cash security deposits were credited against the purchase price for the seven acquired properties.  This master lease was accounted for as an operating lease by the Company.

In August 2007, Emeritus purchased 41 additional communities from HCPI consisting of 3,732 units.  The aggregate purchase price was $501.5 million plus closing costs of $3.4 million.  Of the 41 communities, Summerville leased eight of the communities and Emeritus leased 33 of these communities from HCPI under a master lease dated September 18, 2002, as amended.  The Company accounted for 23 of the 33 communities as operating leases and 10 as financing leases prior to the acquisition.  Upon termination of the financing leases for the 10 communities, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $27.6 million to the cost basis of the purchased assets.  In addition, upon termination of the 23 operating leases, the cumulative straight-line lease accrual of $1.6 million was recorded as a reduction in the carrying amount of the assets purchased.

Summerville continued to operate the eight communities under existing leases until the merger transaction was completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

2007 HRT Asset Acquisition

In March 2007, the Company purchased 12 communities consisting of 786 units for $99.0 million plus transaction costs of $1.2 million.  The Company had leased four of these communities from Healthcare Realty Trust (HRT) since May 2002 and eight since May 2003.  The four leases had been accounted for as capital leases and the eight leases had been accounted for as operating leases by the Company.  Upon termination of the four capital leases, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represented a $3.5 million reduction to the cost basis of the purchased assets.

At the time of closing, the Company had approximately $32.8 million in loans outstanding with HRT, of which $11.4 million was secured by the leases on the 12 communities described above.  As part of the Company’s purchase of the 12 communities, $10.8 million of the loans secured by leases were acquired from HRT by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.  The $10.8 million loan was repaid in July 2007.

2007 Fretus Asset Acquisition

In February 2007, the Company purchased 24 communities consisting of 1,651 units for $143.1 million plus transaction costs of $458,000.  The Company had leased these communities from Fretus Investors LLC (Fretus) since October 2002.  All leases had been accounted for as operating leases.

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

2007 HCN Asset Acquisition

In August 2007, the Company completed the acquisition of three Florida communities consisting of 431 units.  The purchase price was $24.5 million plus transaction costs of $425,000.  The Company had leased these communities from HCN under two different master leases dated September 30, 2003 and September 30, 2004.  The leases had been accounted for as capital leases.  Upon termination of the capital leases, the difference between the carrying amount of the leased assets and the lease obligation was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $2.6 million to the cost basis of the purchased assets.

2007 Wegman Asset Acquisition

In August 2007, the Company completed the acquisition of nine communities that the Company formerly leased, consisting of 711 units, for an aggregate purchase price of $88.0 million plus closing costs of $1.1 million.  Upon termination of the operating lease for the nine communities, the cumulative straight-line lease accrual was recorded as an adjustment to the carrying amount of the assets purchased, which represents a reduction of approximately $2.3 million to the cost basis of the purchased assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

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
(c) Capmark loans require the payment of exit fees upon retirement or maturity of the debt. These were recorded as loan fees with a corresponding long-term liability.

	HCN	HCPI 41	Wegman
	Acquisition	Acquisition	Acquisition	Total
Land	6,561	39,103	4,980	50,644
Building	15,231	422,641	79,972	517,844
Equipment	558	14,631	2,011	17,200
Properties under capital leases, net	(22,283)	(52,671)	-	(74,954)	(d)
Deferred rents	-	(1,615)	(2,297)	(3,912)	(f)
Facility below market rents	-	911	-	911
Deferred loss (gain) on sale	427	(894)	-	(467)	(f)
Restricted deposits	-	(3,493)	-	(3,493)	(e)
Loan fees	268	3,223	639	4,130
Unamortized lease acquisition costs	(387)	(1,983)	(148)	(2,518)	(g)
Long-term debt, net	19,504	302,916	67,760	390,180
Financing lease obligations	-	(80,266)	-	(80,266)	(d)
Capital lease obligations	(25,481)	-	-	(25,481)	(d)

(d) Three HCN and ten HCPI properties were accounted for as capital or financing leases.  The termination of the leases created a $30.8 million gain, which was offset against the cost basis of the properties acquired in these transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

2004 Lease Transaction

In 2004 and 2005, the Company entered into leases with NHP for 23 communities, of which 13 were formerly owned by entities in which Mr. Baty had financial interests and nine stand-alone dementia care facilities were formerly owned by entities controlled by JEA Senior Living (JEA Entities).  Mr. Baty had non-controlling financial interests in the JEA Entities.

This transaction provided for an earn-out arrangement for payment to the JEA Entities of up to $2.0 million based on improvements in the net operating income of the dementia care facilities during the three years following closing.  Also, the Company engaged the JEA Entities to manage these nine facilities for a fee equal to 5% of revenues plus a termination fee of $100,000 per year for the 10 years following termination of the agreement.

In September 2006, the Company entered into an agreement for the early termination of the management agreement and the earn-out arrangement and paid to the JEA Entities a $594,000 termination fee and the $2.0 million earn-out payment.

Other 2006-2008 Community Acquisitions

In December 2008, the Company entered into a lease for two communities consisting of 254 units. The lease term is ten years with two five-year renewal options available.  The initial annual lease payment is approximately $1.8 million with set increases for two years and increases thereafter at 3%.

On June 12, 2008, the Company purchased a 54-unit community in Granger, Indiana, for $6.8 million plus closing costs of $185,000, of which $6.0 million was financed through a mortgage loan with Capmark Bank (Capmark) (see Note 6).

In January 2008, the Company entered into a long-term lease for a 104-unit community.  The lease term is 15 years, expiring in January 2023, with two 10-year renewal options available.  The initial annual lease payment is approximately $901,000, with annual increases of 3.0%.

In December 2007, the Company purchased a 106-unit assisted living community for a price of $12.7 million plus closing costs of $402,000.

In July 2007, the Company entered into a long-term lease for an 89-unit assisted living community.  The lease term is 12 years, expiring in July 2019, with one ten-year renewal option available.  The initial annual lease payment is approximately $1.1 million, with annual increases based on the greater of 3% or the change in CPI.

In July 2006, the Company purchased a 101-unit community it formerly managed for $11.0 million from an entity in which Mr. Baty had a 50% financial interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

5. Goodwill and Other Intangible Assets and Liabilities

Goodwill

The Company recorded goodwill and various other intangible assets in connection with the acquisition of Summerville on September 1, 2007 (see Note 4).  The change in the carrying value of goodwill during 2008 and 2007 is set forth below (in thousands):

Balance at December 31, 2006	$-
Summerville acquisition (Note 4)	70,659

Balance at December 31, 2007	70,659
Purchase price adjustments	4,463
Included in impairment losses	(1,418)

Balance at December 31, 2008	$73,704

The purchase price adjustments include additional contingent purchase consideration of $3.5 million as well as adjustments to self-insurance and other liabilities totaling approximately $1.0 million.

Other Intangibles

The Company’s intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2008 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

In-place resident contracts	$64,172	$(60,235)	$3,937
Below market facility rents	95,921	(15,154)	80,767
Above market facility rents
(included in other long-term liabilities)	(13,961)	1,681	(12,280)
Lease purchase options	44,269	—	44,269
Trademarks and operating licenses	4,000	(979)	3,021

Total	$194,401	$(74,687)	$119,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

The Company’s intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2007 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

In-place resident contracts	$65,757	$(16,930)	$48,827
Below market facility rents	97,696	(3,834)	93,862
Above market facility rents
(included in other long-term liabilities)	(15,886)	469	(15,417)
Lease purchase options	45,022	—	45,022
Trademarks and operating licenses	4,000	(111)	3,889

Total	$196,589	$(20,406)	$176,183

Substantially all of the Company’s intangibles were acquired in the Summerville acquisition.  The weighted average amortization periods assigned at the merger date were as follows: in-place resident contracts, 17 months; below market rents, 11 years; above market rents, 11.6 years; and trademarks and operating licenses, 12 years.  The lease purchase options are not currently amortized, but will be added to the cost basis of the related communities when exercised and then depreciated.  In 2008, the Company changed its estimate of the remaining useful life of the trademark to two years.  The Company also determined that the carrying value of a lease purchase option on one community was impaired and therefore recorded an impairment loss of $753,000 in 2008, which is included in impairment losses in the 2008 consolidated statement of operations (see Note 15).

Aggregate amortization expense for intangibles, other than goodwill, amounted to $46.0 million in 2008, $15.7 million in 2007, and $1.2 million in 2006.  Above and below market rent amortization is a component of facility lease expense.

Estimated amortization of intangibles for the five years and thereafter subsequent to 2008 is as follows (in thousands):

2009	$15,151
2010	9,563
2011	8,577
2012	7,344
2013	6,031
Thereafter	73,048

Total	$119,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

6.	Long-term Debt and Line of Credit

The following table sets forth the Company’s notes payable.  Interest rates, unless otherwise indicated, are as of December 31, 2008. Payments on each note are due monthly and include amortization of principal subsequent to interest-only periods.  Unless otherwise indicated, all of these notes are secured by real estate.

	At December 31,
	2008	2007
	(In thousands)
Interest at rates from 3.0% to 12.0%, due through January 2011 (1)	$7,739	$8,569
Interest at 6.98%, refinanced April 2008 (2)	-	20,185
Interest only at 6.29% through April 2011, due May 2018 (2)	25,371	-
Interest only at 2.25% to 2.40% over LIBOR (3.68% to 3.83%), due May 2011 (2)	8,948	-
Interest only at 8.5% increasing to 9.0% in March 2009, due March 2012 (3)	21,426	21,426
Principal and interest at 6.95%, refinanced in December 2008 (4)	-	15,453
Principal and interest at 9.23%, due July 2013 (4)	7,723	7,843
Interest only to March 2009 at 4.0% over LIBOR, floor of 6.50%, due March 2012 (4)	4,341	132,000
Interest only at 6.21% through May 2011, due May 2018	129,000	-
Principal plus interest at 2.90% over LIBOR (4.375%), due April 2010	23,308	23,600
Interest only at 6.52% through March 2010, due April 2012	88,000	88,000
Interest only to August 2010 at 1.50% over LIBOR ( 2.93%), due August 2012 (8)	19,504	19,504
Interest only at 6.305% through August 2010, due September 2017	226,916	226,916
Principal plus interest at 4.0% over LIBOR, floor of 6.50%, due January 2012 (4)	68,351	76,000
Interest only at 6.185% through August 2009, due September 2014	67,760	67,760
Interest only at 2.0% over LIBOR (3.50%), due July 2010	4,028	324
Interest only at 8.89%, due March 2018 (5)	12,865	12,865
Interest only at 12.17%, repaid April 2008	-	2,882
Interest only at 2.25% over LIBOR (3.68%), due January 2010 (8)	11,326	10,950
Interest only at 5.905% through April 2011, due April 2018	241,890	-
Interest only at 7.25%, unsecured, due April 2012	30,000	-
Interest only at 2.65% over LIBOR, floor of 5.65%, due March 31, 2010	7,378	-
Interest only at 2.50% over LIBOR, floor of 5.25%, due July 2011	6,000	-
Interest only at 6.65% through July 2009, due July 2018	163,220	-
Interest only at 8%, payable monthly, due July 2011 (6)	50,000	-
Interest only at weighted average of 6.65% through November 2010, due November 2018	29,000	-
Interest only at 3.0% over LIBOR (4.36%), due October 2011	27,398	-
Interest at 8% and monthly principal of $40,000, due December 2011 (7)	10,000	-
Interest only at 5.97% through December 2010, due January 2019	25,921	-
Interest only at 4.0% over LIBOR through January 2011, floor of 6.75%, due January 2012	19,700	-
Interest only at 6.05% through January 2011, due January 2019 (4)	36,303	-
Total long-term debt	1,373,416	734,277
Less current portion	18,267	22,613
Long-term debt, less current portion	$1,355,149	$711,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

(1)
Approximately $3.5 million of the balance represents unsecured non-interest bearing loans related to resident housing deposits that are refunded upon vacating the premises.  The remaining balance includes vehicle and equipment loans and a $3.0 million, 10.27% mortgage loan due January 2011.  The loans are secured by the assets subject to the loan.

(2)	See GMAC Refinancing.
(3)	This note was amended on April 2, 2008; see NHP Note.
(4)	See Capmark Refinancing.
(5)	Secured by leasehold mortgage; the interest rate increases annually by 0.27%.
(6)	Secured by leasehold mortgages on communities leased from HCN; interest rate increases annually by 0.25%.
(7)	Interest rate increases annually by 0.25%.
(8)	Interest rates are effectively fixed with interest rate swaps

Capmark Refinancing

On December 30, 2008, the Company refinanced or amended the terms of $115.7 million of mortgage debt secured by 20 communities, including the payoff of certain loans with General Electric Capital Corporation (GECC), and $36.3 million of new mortgage debt with Capmark through Freddie Mac (the Freddie Mac Credit Facility).  A description of the related transactions follows.

Capmark HCPI.  The Company had $76.0 million of variable rate mortgage debt with Capmark that was secured by 12 communities purchased in August 2007 from HCPI and was due to mature in September 2009.  On December 30, 2008, the Company paid $4.9 million of principal on this debt related to one community plus an additional $2.7 million principal amount, primarily from cash proceeds of the Freddie Mac Credit Facility, and extended the maturity date to January 2012.  The interest rate increased from the monthly London Interbank Offered Rate (LIBOR) plus 1.7% to the monthly LIBOR plus 4.0%, with a LIBOR floor of 2.5%.   In addition to monthly payments of accrued interest, monthly principal payments of $250,000 are due during the first year, increasing to $500,000 per month in year two and $667,000 per month for each subsequent year until maturity.

Capmark Fretus.  Additionally, the Company had $16.8 million of variable rate mortgage debt with Capmark that was secured by four communities, accrued interest at the monthly LIBOR plus 2.8% (floor of 3.0%) and was due to mature in March 2012.  On December 30, 2008, the Company paid $12.5 million of principal on this debt related to three communities with proceeds from the Freddie Mac Credit Facility.  The remaining debt of $4.3 million is secured by one community and accrues interest at the monthly LIBOR plus 4.0%, with a LIBOR floor of 2.5%.  The original maturity date of March 2012 is unchanged.

GECC Pay-offs.  The Company repaid the $15.2 million outstanding principal balance of a mortgage loan secured by three communities that were acquired by the Company in 2005.  The Company had financed $15.9 million of the purchase price of these communities with mortgage financing from GECC that was scheduled to mature in November 2012.  The Company repaid this mortgage with proceeds from the Freddie Mac Credit Facility.  The mortgage was cross-collateralized with a GECC mortgage of $7.7 million at a fixed rate of 7.23% due to mature in July 2013.  The $7.7 million mortgage was amended to increase the interest rate to a fixed rate of 9.23% with no change in the maturity date.

Freddie Mac Credit Facility.  The GECC mortgage secured by three communities and the two Capmark loans secured by four communities, as described above, were refinanced with new Capmark mortgage debt that was sold to Freddie Mac.  The $36.3 million debt is secured by the aforementioned seven communities.  Interest accrues on this new mortgage debt at a fixed rate of 6.05% and the loans mature in January 2019.  Monthly payments of interest only are due during the first 24 months and, thereafter, monthly principal and interest payments in the amount of $218,820 are required.

GMAC Refinancing

On April 30, 2008, the Company refinanced the $20.0 million outstanding balance of a mortgage loan (the GMAC Mortgage), which was secured by five communities and scheduled to mature in August 2008.   As a result, three of the five communities secure notes totaling $25.4 million at a fixed rate of 6.29% (the Fixed Rate Notes), with a term of 10 years.  The Fixed Rate Notes require payments in the first three years of interest only, and payments of principal and interest thereafter based on a 30-year amortization.  The Fixed Rate Notes may be prepaid subject to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

prepayment penalty based on a formula defined in the loan agreements.  The remaining two communities secure variable rate notes (the Variable Rate Notes) totaling $13.3 million, of which $7.2 million was withheld at closing and is available for funding of construction projects on these two communities.  The Variable Rate Notes have terms of three years and an initial weighted average annual interest rate of 5.06% (LIBOR plus 2.25% to 2.40%).  The maturity dates may be extended for one additional year at the Company’s option (the Extension Period) depending upon the attainment of certain debt service coverage ratios as defined in the loan agreements.  Monthly payments are interest only for three years and, if extended, include scheduled principal reductions during the Extension Period.  The Variable Rate Notes may be prepaid at any time without penalty.  The Company received approximately $11.2 million in cash from these refinancing transactions.

Fretus Refinancing

On April 29, 2008, the Company refinanced the mortgage debt on 18 of its existing properties.  The original loan of $132.0 million bore interest at a fixed annual rate of 6.5475% and was secured by 24 properties. Of the $132.0 million principal balance outstanding, $112.0 million was paid down as part of this refinancing.  The original loan agreement was amended to provide that: (i) the remaining balance of $20.0 million is secured by five properties and (ii) the interest rate changed from a fixed rate of 6.5475% to a variable rate equal to LIBOR plus 280 basis points (5.80% at closing), adjusted monthly, with a floor of 5.80%.  Subsequent to the close of this transaction, the Company further reduced the $20.0 million loan to $16.8 million with the proceeds from the sale of a property and refinanced it through the Freddie Mac Credit Facility.

NHP Note

On April 2, 2008, in connection with the NHP Purchase discussed in Note 4, the seller agreed to a 12-month extension on an existing $21.4 million note originally maturing in March 2008 (the NHP Note), including a reduction in the interest rate from 10.0% to 8.5%.  Effective October 22, 2008, the NHP Note was amended to extend the maturity date to March 31, 2012 and increase the interest rate to 9.0% beginning March 4, 2009.

Revolving Line of Credit

On February 8, 2008, the Company entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement includes a letter of credit feature that allows the Company to obtain letters of credit from the lender, provided that the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The line of credit matured on February 15, 2009 and was extended to June 30, 2009.  Furthermore, the interest rate calculation on outstanding borrowings changed from Wells Fargo’s prime rate less 0.50% to the Company’s choice of either (a) a fluctuating rate equal to the daily one-month LIBOR plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  The Company pays a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, the Company is required to pay fees equal to 1.0% of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  The Company must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities.  There were no outstanding borrowings under the line of credit at December 31, 2008.

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  For the quarter ended December 31, 2008, the Company was in violation on two leases, but cured one violation through a cash security deposit and has obtained a waiver from the owner on the other, such that we were deemed to be in compliance and therefore not in default.  The waiver expires January 1,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

2010.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or landlord.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.

Principal maturities of long-term debt at December 31, 2008, are as follows (in thousands):

2009	$18,267
2010	57,507
2011	123,583
2012	231,565
2013	18,917
Thereafter	923,577
Total	$1,373,416

7.	Convertible Debentures

At December 31, 2006, the Company had outstanding $26.6 million of its 6.25% Convertible Subordinated Debentures due 2008.  Interest on the Debentures was payable semiannually on January 1 and July 1 of each year.  The Debentures were unsecured and subordinated to all other indebtedness of the Company and were convertible into Emeritus common stock at the rate of $22.00 per share, which equated to 1,207,955 shares of common stock at December 31, 2006.

In February 2007, the Company offered to pay a cash incentive to Debenture holders if they elected to convert their Debentures into common stock by giving written notice on or before March 8, 2007.  The incentive payment was equal to the amount of interest that the holders would have received if the Debentures were held to the maturity date of July 1, 2008.

Of the $26.6 million principal amount of Debentures outstanding, holders of $16.1 million principal amount converted their Debentures into 732,725 shares of common stock.  Of the debentures converted into common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  In April 2007, the Company paid an incentive fee of $1.3 million in connection with this conversion, which amount would have been paid in three equal installments on July 1, 2007, January 1, 2008 and July 1, 2008, if the Debentures were held to maturity.  The incentive payment was expensed in the first quarter of 2007.  The outstanding Debentures of $10.5 million at December 31, 2007, were redeemed for cash at maturity on July 1, 2008.

8.	Shareholders’ Equity

Public Offering

In July 2007, the Company completed the public offering of 11,000,000 shares of its common stock, of which 10,500,000 shares were sold by the Company and 500,000 shares were sold by certain selling shareholders.  The Company received net proceeds of approximately $305.4 million after issuance costs.

The underwriters of the public offering exercised, in part, their over-allotment option.  As a result, in August 2007, the Company sold an additional 800,800 shares of common stock and received net proceeds of $23.2 million after issuance costs.

Warrants

In August 2000, the Company issued to Saratoga Partners IV, LP and its affiliates seven-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $4.30 per share, which was subsequently adjusted to $4.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

per share due to dilutive stock option transactions, as provided in the warrant agreement.  In March 2006, the Company issued 829,597 shares of common stock upon the exercise of the warrants.  The shares were purchased by the holders of the warrants pursuant to a “net exercise” provision of the warrants in which 170,403 shares subject to the warrants were used to pay the exercise price of $4.2 million.  The shares used to pay the exercise price were valued at $24.65 per share based on current market prices, as determined under the terms of the warrants.  The Company received no cash proceeds from this transaction.

As a part of a 2003 transaction in which the Company leased a group of Emeritrust communities that the Company had managed since 1999, the Company issued seven-year warrants to purchase 500,000 shares of its common stock at an exercise price of $7.60 per share to the owners of the communities, which included Mr. Baty.  Warrants to purchase 400,000 shares were exercised in February 2006 and the Company received proceeds of $3.0 million.  In March 2006, warrants to purchase 100,000 shares were exercised pursuant to a “net exercise” provision in which the Company issued 69,169 shares to the holders and 30,831 shares were used to pay the exercise price of $760,000, based on a price of $24.65 per share.

9.	Related-Party Management Agreements

During 1995, Mr. Baty and another Emeritus senior executive officer formed a New York general partnership (the “Partnership”) to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities.  The Partnership operates ten communities in New York.  The Company has agreements with the Partnership and the partners under which all of the Partnership’s profits have been assigned to the Company and the Company has indemnified the partners against losses.  As the Company has unilateral and perpetual control over the Partnership’s assets and operations, the results of operations of the Partnership are consolidated with those of the Company.

Mr. Baty is a principal owner of Columbia Pacific Group, Inc.  Columbia Pacific and affiliated partnerships own assisted living communities, seven of which the Company manages under various agreements.  The agreements have terms ranging from two to five years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues.  Management fee revenue earned under these agreements was approximately $1.1 million, $1.0 million, and $1.1 million in 2008, 2007, and 2006, respectively.

10.	Stock Plans

2006 Equity Incentive Plan

In June 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the 2006 Plan).  The 2006 Plan authorizes the issuance of up to 3,000,000 shares of common stock to employees, non-employee directors, consultants, advisors and independent contractors.  The 2006 Plan is a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward program for participants.  The plan allows for the granting of various types of awards, one of which is stock options that generally vest over a three- or four-year period.  Unless the terms of option grants specifically provide otherwise, any unexercised options expire no later than ten years from the date of the grant.  As of December 31, 2008, 810,392 shares are available for option grants under the 2006 Plan.

Amended and Restated Stock Option Plan for Non-employee Directors

The Amended and Restated Option Plan for Non-employee Directors (Directors Plan) is a non-qualified stock option plan that has been in effect since 1995.  The Directors Plan authorizes the issuance of up to 350,000 shares of common stock.  Each non-employee director automatically receives an option to purchase 2,500 shares of the Company’s common stock at the time of his or her initial election or appointment to the Board.  In addition, each non-employee director automatically receives an option to purchase 7,500 shares of the Company’s common stock immediately following each year's annual meeting of shareholders.  All options granted under the plan fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant and expire 10 years after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

the date of grant, with the exception of the option for 2,500 shares granted at the time of a director's initial election or appointment to the Board, which is vested immediately upon grant.  The exercise price for these options is the fair market value of the Company’s common stock on the grant date.  As of December 31, 2008, 66,500 shares are available for option grants under the Directors Plan.

1995 Stock Incentive Plan

The 1995 Stock Incentive Compensation Plan (the 1995 Plan) provided for incentive and non-qualified stock options, stock appreciation rights, and stock awards, including restricted stock.  This plan expired, as provided in the plan, upon the 10th anniversary date after the 1995 Plan’s effective date of September 1995.  No new options can be granted to employees under the 1995 Plan, but outstanding options will continue to be exercisable in accordance with their terms.

The following is a summary of stock options outstanding and exercisable under the 2006 Plan, the Directors Plan, and the 1995 Plan at December 31, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$1.60	-	$2.56	197,400	2.92	$2.10	197,400	2.92	$2.10
$2.56	-	$3.95	322,748	3.69	$3.49	322,748	3.69	$3.49
$6.30	-	$14.55	832,009	9.31	$8.42	119,409	5.95	$10.77
$14.55	-	$26.02	420,995	5.92	$19.86	358,495	5.99	$19.83
$26.02	-	$30.89	1,067,500	5.80	$27.53	343,761	6.17	$27.50
$1.60	-	$30.89	2,840,652	6.41	$16.30	1,341,813	5.03	$14.45

Employee Stock Purchase Plan

In July 1998, the Company adopted the Employee Stock Purchase Plan (ESP Plan) to provide eligible employees, who have completed six months of service, an opportunity to purchase shares of Emeritus common stock through payroll deductions at a 15% discount from the lower of the market price on the first trading day or last trading day of each calendar quarter.  The ESP Plan expires in May 2013 and a total of 400,000 shares may be sold under the ESP Plan.  Shares sold under the ESP Plan may be drawn from authorized and unissued shares or may be acquired by the Company on the open market.  In December 2008, the Company repurchased 52,000 shares of its stock and sold 17,023 of these shares to employees through the ESP Plan.

In 2008, 2007, and 2006, employees purchased 52,110, 24,392, and 24,177 common shares, respectively, through the ESP Plan.  The average purchase price per share, including the 15% discount, was $12.06, $23.03 and $17.04 in 2008, 2007 and 2006, respectively.

Due to an inadvertent error in recordkeeping, the amount of shares issued under the ESP Plan has exceeded the 400,000 share reserve.  As a result, the excess shares were not registered with the Securities and Exchange Commission.  Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares have the right to require the Company to repurchase the shares at the original exercise price plus interest or, if the employee bought and sold the shares for a loss, to reimburse the employee for the amount of the loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

For the quarterly offering periods ended December 31, 2007, through December 31, 2008, the Company sold a total of 55,031 unregistered shares to plan participants at a weighted average price of $12.56 per share.  Accordingly, the aggregate purchase price of shares subject to rescission is approximately $650,000.  Cash paid for share purchases, if any, will be recorded as a reduction in shareholders’ equity.

Stock-Based Compensation

The Company recorded stock-based compensation expense based on the fair value of stock options granted under the 2006 Plan and the Directors Plan and shares issued under the ESP Plan of approximately $4.9 million, $4.7 million and $2.8 million in 2008, 2007 and 2006, respectively.

During 2006, the Company granted options to purchase 479,500 shares of common stock from the 2006 Plan and 45,000 shares were granted to non-employee directors from the Directors Plan.  During 2008 and 2007, the Company granted options to purchase 722,600 and 1,075,000 shares of common stock from the 2006 Plan and options to purchase 55,000 and 47,500 shares were granted to non-employee directors from the Directors Plan, respectively.

The following table summarizes the Company’s stock option activity for the year ended December 31:

	2008			2007			2006
		Weighted-	Aggregate		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value		Exercise	Value
	Shares	Price	$(000)	Shares	Price	$(000)	Shares	Price	$(000)
Outstanding at
beginning of year	2,166,575	$18.76		1,510,189	$9.09		1,349,715	$3.81
Granted	777,600	$8.99		1,122,500	$27.47		524,500	$18.81
Exercised	(60,941)	$9.16	$578	(414,038)	$7.22	$9,572	(353,827)	$3.42	$6,508
Canceled	(42,582)	$9.16		(52,076)	$17.72		(10,199)	$6.77

Outstanding	2,840,652	$16.30	$5,258	2,166,575	$18.76	$16,444	1,510,189	$9.09	$23,629
Options exercisable	1,341,813	$14.45	$3,833	1,034,761	$10.19	$15,711	1,147,546	$5.99	$21,644
Weighted-average fair value
of options granted		$4.16			$13.34			$10.30
Options exercisable in the money	565,148		$3,833	932,261		$15,711	1,147,546		$21,644
Options exercisable out of the money	776,665		$-	102,500		$-	-		$-

As of December 31, 2008, there was $11.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2006 Plan and Directors Plan.  That expense is expected to be recognized through 2012.  At December 31, 2008, the weighted average remaining contractual life for stock options outstanding and outstanding and exercisable was 6.41 years and 5.03 years, respectively.

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the ESP Plan was$1.1 million, $3.5 million, and $1.6 million in 2008, 2007 and 2006, respectively.

The Company estimates the fair value of its options using the Black-Scholes option pricing model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

dividend yield, and forfeiture rate.  The Company groups its options into two main categories, based on estimated life, which are its employees and the Board of Directors.  The fair value of options granted in 2008, 2007, and 2006 were estimated at the date of grant using the following weighted average assumptions:

For Employees and Key Executives
Year ended December 31,
	2008	2007	2006

Expected life from grant date (in years)	5	5	5
Risk-free interest rate	2.43-2.69%	3.23% - 4.31%	5.02%
Volatility	42.7-47.6%	45.8% - 48.9%	58.0%
Dividend yield	-	-	-
Weighted average fair value (per share)	$3.61	$13.13	$10.17

For Directors
Years Ended December 31,
	2008	2007	2006

Expected life from vest date (in years)	7	7	5
Risk-free interest rate	3.07-3.90%	4.38% - 4.41%	5.03%
Volatility	54.7-55.2%	70.5%	59.4%
Dividend yield	-	-	-
Weighted average fair value (per share)	$11.41	$18.28	$11.67

The expected life of the stock options granted was estimated using the historical exercise behavior of option holders.  The risk-free rate represents the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which was estimated at 6.2% of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

The following table shows the assumptions used in calculating the compensation expense for the ESP Plan shares issued during each year, which incorporates the 15% discount and an estimated value of the ability to select the lower of the stock price over a three-month period at the beginning or end of the respective quarter:

	Year Ended December 31,
	2008	2007	2006

Expected life from grant date (in months)	3	3	3
Risk-free interest rate	1.10%-3.31%	3.84-4.93%	3.91%-4.91%
Volatility	19.2-32.8%	17.2-30.2%	13.5%-16.5%

11.	Retirement Plans

The Company maintains a 401(k) retirement savings plan for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  The 401(k) plan allows the Company to make a discretionary match of 100% of the employee’s contribution to the plan, up to a maximum of 8.0% of contributed compensation.  Historically, the Company has made a discretionary match of contributions in amounts equal to 25% of the employee’s contribution to the plan, up to a maximum of 6.0% of contributed compensation.  Employees are always 100% vested in their own contributions and vest in the Company’s contributions over four years. The Company made contributions to the plan in the amount of $238,000 and $243,000 for the years ended December 31, 2007 and 2006, respectively and estimates a contribution of $410,000 for the year ended December 31, 2008. Such amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

Emeritus also maintains a nonqualified deferred compensation plan that allows certain employees, including the Company’s executive officers, to defer receipt of up to 25% of their salary into eight investment options, which are similar options to the Emeritus 401(k) plan.  The executive officers receive a mandatory employer contribution of up to 25% of their contributions that is immediately vested.  In addition, there is a discretionary employer match of up to an additional 75% of contribution that becomes nonforfeitable subject to a three-year vesting schedule or earlier upon the executive officer’s reaching normal retirement age, death, or a change in control.  The discretionary match, which must be approved by the Compensation Committee of the board of directors, totaled $176,000 and $103,000 for the years ended December 31, 2007 and 2006, respectively, and is estimated to be $88,000 for the year ended December 31, 2008.  Plan assets amounted to $1.8 million and $2.5 million at December 31, 2008 and 2007, respectively, and are included in short-term investments in the consolidated balance sheet with a corresponding balance in other long-term liabilities.

12.	Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of these matters will not have a material effect on the Company’s results of operations or financial position.

Leases

At December 31, 2008, the Company leased office space and 104 assisted living communities, of which 78 are accounted for as operating leases and included in the minimum lease payment schedule below.  The community leases are triple-net leases in which the lessee pays all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance in addition to the rent. These leases expire from 2011 to 2025 and contain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

various extension options, ranging from five to 15 years.  The lease for the Company’s 48,000 square-foot headquarters in Seattle, Washington, expires in 2016.

Minimum lease payments under noncancelable operating leases at December 31, 2008, are as follows (in thousands):

2009	$86,815
2010	91,482
2011	97,060
2012	99,777
2013	100,575
Thereafter	585,195
Total	$1,060,904

Facility lease expense under noncancelable operating leases was approximately $91.4 million, $51.8 million, and $43.4 million for 2008, 2007, and 2006, respectively, which included non-cash expense of approximately $9.9 million, $3.8 million, and $893,000, respectively, related to straight-line lease expense and amortization of above/below market rents recorded as part of the Summerville acquisition, of $10.1 million and $3.4 million in 2008 and 2007, respectively.  A number of operating leases, most of which were acquired by the Company in the 2007 HCPI transaction, provide for additional lease payments computed as a percentage of revenues of the community, which are not included in the table above.  Additional facility lease expense under these provisions was approximately $471,000, $1.1 million, and $1.4 million in 2008, 2007, and 2006, respectively.  Another group of 24 communities, which were acquired by the Company in February 2007, were subject to additional lease payments computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold; these payments are not included in the table above and resulted in additional lease expense of $155,000, and $717,000 in 2007 and 2006, respectively, and none in 2008.

Facility lease expense under noncancelable operating leases with entities in which Mr. Baty has a financial interest was approximately $1.1 million, and $6.5 million for 2007 and 2006, respectively, and none in 2008.

Minimum lease payments under noncancelable capital leases and financing obligations, consisting of 26 communities at December 31, 2008, are as follows (in thousands):

2009	$23,569
2010	23,809
2011	24,279
2012	24,828
2013	25,421
Thereafter	160,565
Subtotal	282,471
Less imputed interest at rates ranging between 3.4% and 10.9%	(92,615)
Capital lease and financing obligations	189,856
Less current portion	9,172
Capital lease and financing obligations, less current portion	$180,684

Facility interest expense under noncancelable capital leases and financing obligations was approximately $23.5 million, $36.8 million, and $41.3 million for 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

13.	Income Taxes

The benefit of (provision for) income taxes for the years ended December 31, 2008, 2007, and 2006, is as follows (in thousands):

	2008	2007	2006

Federal	$-	$-	$3,000
State and local	(1,020)	(812)	44
Total current income tax benefit of (provision for)	(1,020)	(812)	3,044

Deferred–federal	-	-	-
Deferred–state and local	-	-	-
Total deferred income taxes	-	-	-
Total income tax benefit of (provision for)	$(1,020)	$(812)	$3,044

 The Company’s income tax benefit (provision for) from continuing operations differs from the expected income tax benefit (provision for) computed by applying the U.S. federal statutory rate of 34.0% to loss from continuing operations before income taxes as follows (in thousands):

	2008	2007	2006

Income tax benefit at statutory rate	$32,908	$14,102	$5,660
State income tax, net of federal	1,349	1,979	446
Other differences	1,395	465	(413)
Stock option compensation not deductible for tax	-	290	(618)
Change in valuation allowance	(36,672)	(17,648)	(2,031)
Total income tax benefit of (provision for)	$(1,020)	$(812)	$3,044

As of December 31, 2008, the Company had federal net operating losses available to offset future taxable income, whose expiration dates approximated the following (in thousands):

2009	$391
2010 to 2015	66,513
2016 to 2023	108,337
$175,241

Approximately $135.0 million of federal net operating losses (NOLs) were acquired in business combinations.  As of December 31, 2008, certain of these acquired NOLs are subject to an Internal Revenue Code Section 382 annual limitation in any year utilized.  As of December 31, 2008, the Company had NOL carryforwards for state tax purposes of approximately $103.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

Deferred income tax assets and liabilities consist of the following (in thousands):
	2008	2007

Gross deferred tax liabilities:
Summerville intangibles	$(42,786)	$(64,170)
Lease expense	(29,293)	(66,995)
Deprecation and amortization	(12,950)	(1,680)
Total deferred tax liabilities	(85,029)	(132,845)

Gross deferred tax assets:
Net operating loss carryforwards	37,127	21,274
Fixed assets	48,206	15,427
Deferred gains on sale-leasebacks	1,782	8,171
Unearned rental income and deferred move-in fees	14,506	10,295
Vacation accrual	2,636	2,267
Health insurance accrual	2,280	1,845
Insurance accrual	7,836	9,131
Interest expense	22,856	45,427
Capital leases	4,930	40,808
Other	9,235	5,627
	151,394	160,272
Less valuation allowance for deferred tax assets	(66,366)	(27,427)
Deferred tax assets, net	85,028	132,845

Total deferred taxes	$–	$–

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the net deferred tax assets.  The valuation allowance for deferred tax assets increased by approximately $38.9 million for the year ended December 31, 2008.  At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2007	$231
Gross amount of increases in unrecognized tax benefits as
a result of tax positions taken during a prior period	29,427
Balance as of December 31, 2008	$29,658

The increase in unrecognized tax benefits during 2008 relates to an uncertain position that was taken in amended returns of Summerville, which increased NOLs.  These NOLs are offset in full by the unrecognized tax benefit.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero, as the entire amount would be an adjustment to goodwill.  There were no interest or penalties recorded for 2008 in the consolidated financial statements as they were insignificant, and we expect the unrecognized tax benefit to remain unchanged in the next 12 months.  Included in accrued income taxes in the consolidated balance sheet is a $1.9 million liability for the unrecognized tax benefits related to Summerville.

The tax years that remain open to examination by the taxing authorities are generally 2005 to 2008.  The NOLs from prior years are subject to adjustment under examination to the extent that they remain unutilized in an open year.

14.	Discontinued Operations

During the first quarter of 2008, the Company decided to discontinue operations at four of its communities and put the assets and businesses up for sale.  During the second quarter of 2008, the Company decided to discontinue operations at one more community and put the assets and business up for sale.  The Company decided to sell these communities primarily because they have consistently incurred operating losses over a sustained period of time due to geographic location and local market conditions.  Two of the communities were sold in the second quarter of 2008, one was sold January 1, 2009, one sale is pending, and the remaining one is expected to be sold in mid-2009.  In 2007, the Company determined that the carrying amounts of three of these communities were not recoverable from expected undiscounted cash flows generated from the use of the assets and recognized an aggregate loss of $4.8 million to write down the related carrying amounts of these properties to their estimated fair values.  In 2008, the Company recognized additional impairment losses on its discontinued communities of $6.3 million.  The impairment losses are included in loss from discontinued operations in the consolidated statements of operations.  The assets of the discontinued communities, which consist of property and equipment, are presented separately under the caption “Property held for sale” in the consolidated balance sheet at December 31, 2008.  The Company will continue to operate these communities until sold (see Note 18).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

The following table shows the revenues and net loss for the discontinued operations (in thousands):

	Year Ended December 31,
	2008	2007	2006

Total revenue	$8,746	$10,959	$10,490

Net loss	$(6,942)	$(6,452)	$(1,015)

Basic and diluted net loss per common share	$(0.18)	$(0.24)	$(0.06)

15.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008
Assets
Investment securities – trading	$1,802	$-	$-	$1,802
Investment securities – available-for-sale	1,233	-	-	1,233
Property held for sale	-	13,712	-	13,712
Liabilities
Derivative financial instruments	-	2,282	-	2,282

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

The Company recognized unrealized losses of $1.6 million, $725,000, and zero in 2008, 2007 and 2006, respectively, which represent the change in the fair value of its interest rate swaps.  In the fourth quarter of 2008, the Company determined that its investment in marketable equity securities was impaired and that the decline in fair value was other than temporary.  As a result, the Company recorded a loss of $1.7 million, which is included in other, net in the 2008 consolidated statement of operations.

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

accounts, short-term borrowings, accounts payable, capital and financing lease obligations, and long-term debt.  The fair value of the Company’s other financial instruments at December 31, 2008 and 2007, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value, with the exception of the following (in thousands):

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,373,416	$1,332,370	$734,277	$525,181
Capital lease obligations	189,856	188,912	520,813	582,423

The fair value of debt and lease obligations was estimated using discounted cash flows based on the Company’s assumed incremental borrowing rate of 8.0% for unsecured borrowings and 6.0% for secured borrowings.

Impairment of Long-Lived Assets and Joint Venture Investment

In 2008 and 2007, the Company recorded impairment losses of $13.4 million and $4.8 million, of which $6.3 million and $4.8 million, respectively, are included in loss from discontinued operations (see Note 14).  The fair value of property held for sale was determined based on recent offers from prospective purchasers (Level 2 input).

In the fourth quarter of 2008, the Company recorded a $4.6 million impairment loss on three communities held for use as of December 31, 2008.  Subsequent to that date, the Company entered into a purchase and sale agreement for these communities and expects to sell them in the second quarter of 2009 (see Note 18).  The impairment loss was based on the sales price (Level 2 input) and is included in loss from impairment of long-lived assets in the consolidated statement of operations.

In 2006, the Company determined that the carrying amount of an investment in an unconsolidated joint venture was not recoverable from expected undiscounted cash flows from the joint venture and recorded an impairment loss of $829,000.  The carrying value of the investment was reduced to zero as there were no anticipated proceeds expected from the joint venture.  The impairment loss is included in equity earnings (losses) in unconsolidated joint ventures in the 2006 consolidated statement of operations.

16.	Liquidity

As of December 31, 2008, the Company has a working capital deficit of $30.8 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $28.6 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for the current portion of long-term debt of $18.3 million payable in 2009, of which $11.8 million is related to assets held for sale and is payable when the properties are sold.

In 2008, 2007, and 2006, the Company reported net cash from operating activities in its consolidated statements of cash flows of $62.5 million, $47.4 million, and $10.2 million, respectively.  However, the cash flows have not always been sufficient to pay all of its long-term obligations and the Company has been dependent upon third-party

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

financing or disposition of assets to fund operations.  The Company cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to the Company.

In 2008, the Company refinanced and extended the terms of a substantial amount of its existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019 (see Note 6)  Debt maturing in 2010 and 2011 amounts to $45.6 million and $104.1 million, respectively, which will need to be repaid or refinanced.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  For the quarter ended December 31, 2008, the Company was in violation of covenants related to rent coverage ratio requirements in two leases, but cured one violation through a cash security deposit and obtained a waiver from the owner on the other, such that the Company was deemed to be in compliance and therefore not in default.  The waiver expires on January 1, 2010.

Management believes that the Company will be able to generate sufficient operating cash flows and will have adequate cash for all necessary operating, investing and financing activities, including required debt service and capital expenditures, for at least the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

17.	Quarterly Results (Unaudited)

	(In thousands, except per share data)
2008	Q1	Q2	Q3	Q4
Total operating revenue	$185,896	$186,928	$193,027	$203,578
Income (loss) from operations (a)	(3,021)	907	3,026	6,629
Other income and expense (b)	(22,139)	(21,103)	(25,358)	(35,730)
Loss from continuing operations before income taxes	(25,160)	(20,196)	(22,332)	(29,101)
Provision for income taxes	(210)	(270)	(270)	(270)
Loss from discontinued operations (c)	(598)	(4,768)	(474)	(1,102)
Net loss	$(25,968)	$(25,234)	$(23,076)	$(30,473)

Basic loss per common share:
Continuing operations	$(0.65)	$(0.53)	$(0.58)	$(0.75)
Discontinued operations	(0.02)	(0.12)	(0.01)	(0.03)
	$(0.67)	$(0.65)	$(0.59)	$(0.78)

2007	Q1	Q2	Q3	Q4 (d)
Total operating revenue (d)	$107,698	$108,067	$135,289	$183,625
Income from operations	5,242	8,143	3,514	1,902
Other income and expense (e) (f)	(14,232)	(8,395)	(15,854)	(21,797)
Loss from continuing operations before income taxes	(8,990)	(252)	(12,340)	(19,895)
Benefit of (provision for) income taxes	(276)	(1,044)	1,290	(782)
Income (loss) from continuing operations	(9,266)	(1,296)	(11,050)	(20,677)
Loss from discontinued operations (g)	(469)	(291)	(525)	(5,167)
Net loss	$(9,735)	$(1,587)	$(11,575)	$(25,844)

Basic loss per common share:
Continuing operations	$(0.50)	$(0.06)	$(0.34)	$(0.53)
Discontinued operations	(0.03)	(0.02)	(0.02)	(0.13)
	$(0.53)	$(0.08)	$(0.36)	$(0.66)

The sum of quarterly per share data may not equal the per share total reported for the year.

(a) Includes impairment losses of $5.4 million in the fourth quarter.
(b) Includes impairment losses of $1.7 million in the fourth quarter.
(c) Includes impairment losses of $4.9 million in the second quarter and $1.4 million in the fourth quarter.
(d) Includes Summerville revenues for periods subsequent to September 1, 2007 (Note 4).
(e) Includes a gain of $7.7 million in the third quarter from the sale of the investment in Senior Med (Note 2).
(f) Reflects increased interest expense in the fourth quarter due to debt acquired in the Summerville merger and other property acquisitions (Notes 2 and 6).
(g) Includes impairment losses of $4.8 million in the fourth quarter.

18.	Subsequent Event

Agreement to Sell Four Communities

Effective March 6, 2009, the Company entered into an agreement to sell four communities located in Florida for $29.1 million, excluding transaction costs.  One of these communities is in assets held for sale and included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2008

discontinued operations as of December 31, 2008.  The sale is subject to approval by the Company’s board of directors and is expected to close in the second quarter of 2009.  Because of the probability that the sale would take place, the Company recorded an impairment loss of $5.6 million in December 2008, of which $1.0 million is included in loss from discontinued operations.  Proceeds from the sale will be used to pay off the underlying mortgage debt.

Index to Exhibits

Exhibit
Number	Description		Footnote

3.1	Restated Articles of Incorporation of registrant (Exhibit 3.1)		(2)
	3.1.1	Designation of Rights and Preferences of Series A Convertible Preferred Stock as filed with	(8)
		the Secretary of State of Washington on October 24, 1997. (Exhibit 4.1)
	3.1.2	Designation of Rights and Preferences of Series B Convertible Preferred Stock as filed with	(11)
		the Secretary of State of Washington on December 29, 1999. (Exhibit 4.2)
	3.1.3	Articles of Amendment of Emeritus Corporation Dated August 29, 2007	(41)
3.2	Amended and Restated Bylaws of registrant.		(1)
	3.2.1	First Amendment to Amended and Restated Bylaws of registrant (Exhibit 3.2).	(36)
4.2	Form of Indenture for Debt Securities (Exhibit 4.1)		(34)
4.3	Form of Indenture for Subordinated Debt Securities (Exhibit 4.2)		(34)
4.4	Form of Indenture for Convertible Debt Securities (Exhibit 4.3)		(34)
4.5	Form of Indenture for Convertible Subordinated Debt Securities (Exhibit 4.4)		(34)
4.6	Form of Form of Debt Securities (Exhibit 4.5)		(34)
4.7	Form of Subordinated Debt Securities (Exhibit 4.6)		(34)
4.8	Form of Convertible Debt Securities (Exhibit 4.7)		(34)
4.9	Form of Convertible Subordinated Debt Securities (Exhibit 4.8)		(34)
10.1	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(12)
	(Appendix A)
10.2	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through		(47)
	June 15, 2005). (Appendix A).
10.3	Amended and Restated 1998 Employee Stock Purchase Plan (as amended through August 17, 2001).		(47)
	(Appendix B)
10.4	2006 Equity Incentive Plan. (Exhibit to Definitive Proxy Statement)		(28)
	10.4.1	Form of Option Agreement for grants made pursuant to the 2006 Equity Incentive Plan	(50)
10.5	Nonqualified Deferred Compensation Plan. (Exhibit 10.8)		(35)
10.6	Noncompetition Agreements between registrant and Executive Officers.
	10.6.1	Noncompetition Agreement dated September 29, 1995 between registrant and Daniel R. Baty.	(2)
		(Exhibit 10.4.1)
	10.6.2	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant	(7)
		and Daniel R. Baty. (Exhibits 10.1.1)
	10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R.	(2)
		Brandstrom. (Exhibit 10.4.2)
	10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between Registrant	(7)
		and Raymond R. Brandstrom. (Exhibit 10.1.2)
10.7	Executive Separations Agreements
	10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr. (Exhibit 10.15.1)	(32)
	10.7.2	Agreement and General Release between registrant and Gary Becker. (Exhibit 10.15.2)	(32)
10.8	Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(3)
	(Exhibit 10.8)
10.9	Executive Employment Agreements
	10.9.1	Employment Agreement by and between Granger Cobb and Emeritus Corporation, dated
		August 31, 2007	(42)
10.20	Agreements with Saratoga Partners IV, L.P. and Affiliates
	10.20.21	Shareholders Agreement dated as of December 30, 1999 among registrant, Daniel R. Baty,	(11)
		B.F., Limited Partnership and Saratoga Partners IV, L.P., Saratoga Management Company
		LLC and Saratoga Coinvestment IV LLC. (Exhibit 4.3)
	10.20.22	Registration Rights Agreement dated as of December 30, 1999 among registrant and Saratoga	(11)
		Partners IV, L.P., Saratoga Management Company LLC and Saratoga Coinvestment IV LLC.
		(Exhibit 4.4)
10.21	Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited		(9)
	Partnership dated June 29, 1998 among Columbia Pacific Master Fund ‘98 General Partnership,
	Emeritus Real Estate IV, LLC and Bella Tore De Pisa Limited Partnership. (Exhibit 10.3.4)
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its	(33)
		shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1)
	10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant,	(33)
		certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
		(Exhibit 10.1)
	10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its	(33)
		shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2)
10.23	Documents Relating to Debt Financing with Health Care REIT, Inc. & Summerville Senior Living, Inc		(43)
	10.23.1	Promissory Note for Senior Living Properties, LLC dated March 1, 2007 payable to Health
		Care REIT, Inc.
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living, Inc
	for 23 communities
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property	(43)
		Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior
		Living for 10 properties
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities	(43)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities	(43)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities	(43)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility	(43)
		and capital additions
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities	(43)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility	(43)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities	(43)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities	(43)
		from lease
10.25	Documents related to Leases with HC REIT, Inc. and Summerville Senior Living for three communities
	10.25.1	Amended and Restated Master Lease Agreement between HC Reit, Inc, HCRI Louisiana	(43)
		Properties and Senior Living Properties, LLC, (Summerville ) for 3 communities Kenner,
		Outlook Manor, and South Dayton dated March 1, 2007
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living
	for six communities
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries	(43)
		of Summerville Senior Living for 3 properties dated 10-2-06
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens	(43)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities	(43)
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living
	for four Indiana communities
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and
		Summerville Senior Living dated 10-01-04	(44)
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04	(44)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04	(44)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06	(44)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07	(44)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04	(44)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06	(44)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07	(44)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07	(44)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04	(44)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
	for four California communities
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry	(44)
		Agam and Pacifica Manor, Inc.
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale,	(44)
		Jerry Agam, Pacifica Manor, Inc and COBBCO Inc
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam	(44)
		and Pacifica Manor, Inc.
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam,	(44)
		Pacifica Manor, Inc and COBBCO Inc
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam	(44)
		and Pacifica Manor, Inc.
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam,	(44)
		Pacifica Manor, Inc and COBBCO Inc
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC	(44)
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living
	for two California communities
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville	(44)
		at COBBCO for Orange
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville	(44)
		at COBBCO for Casa Whittier
10.30	Documents related to Leases between Kading & Yellin Investments and Summerville
	for two communities
	10.30.1	Sublease dated 9-1-05 along with Lease agreement and Amendment to Lease Agreement	(43)
		between Parkview Retirement Inc and Summerville at Clearwater
	10.30.2	Sublease dated 9-1-05 along with Lease agreement and Amendment to Lease Agreement	(43)
		between Pines of Mandarin, Inc and Summerville at Mandarin
10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC
	for two communities
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for	(43)
		Villa Colima in California
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for	(43)
		Regency Residence in Florida
10.32	Documents related to Leases between Casa Glendale Partners and Summerville at COBBCO, Inc.
	for one community
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services	(43)
		Corporation dated 4-1-91 for Casa Glendale community
	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor	(43)
		interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services
		Management Corp and Summerville at COBBCO, Inc. dated 6-1-99
10.33	Documents related to Leases between Sokol Enterprises and Grand Cypress Residential Care Corporation
	for two communities
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation	(43)
		dated 7-1-96 for Tarzana Place
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress	(43)
		Residential Care Corporation dated 8-2-96
10.34	Documents related to Leases between Vintage Investors and Summerville (COBBCO)
	for one community
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for
		Villa del Rey Community	(43)
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term	(43)
10.35	Documents related to Leases between Mission/Felson Partners, LP and Summerville (COBBCO)
	for one community
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville (COBBCO)	(43)
		dated 7-3-97 for Landmark Villa
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04	(43)
10.36	Documents related to Leases between Dale E. Patterson and Summerville (COBBCO)
	for one community
	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO)	(43)
		dated 10-1-97 for Garden Manor
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07	(43)
10.37	Documents related to Leases between Cox, West, and Fischer and Summerville (COBBCO)
	for one community
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO)	(43)
		dated 10-1-97 for Villa de Anza
10.38	Documents related to Leases between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc
	for one community
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc	(43)
		dated 4-21-98 for Potomac Community
10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville
	at Harden Ranch for 1 community
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and	(43)
		Summerville at Harden Ranch dated 3-31-04 for Harden Ranch
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC,
	Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1
	LLC for 1 community
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC,	(43)
		Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and
		Summerville 1 LLC dated 9-1-04 for Woodward Community
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO
	for 1 community
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and	(43)
		COBBCO for Creekside Lodge
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living,	(43)
		LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton
		Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC
		dated 3-31-06
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at	(43)
		Golden Pond
	10.42.3	Third Amended and Restated Master Lease Agreement dated July 25, 2008 by Ventas Realty, LP	(50)
		and Ventas Framingham, LLC as landlord and Summerville 3,5,14,15,16,17,SW Assisted Living,
		Summerville at Mentor, Heritage Place, Atherton Court, Barrington Court, Roseville Gardens
		and Golden Pond LLC.
10.43	Documents related to Lease between Ventas Realty, Ventas Framingham and Summerville for 6 communities
	10.43.1	Amended and Restated Master Lease Agreement by Ventas Realty, Ventas Framingham and	(43)
		Summerville 5, 14, 15, 16 and Summerville 17 LLC dated 8-1-05 to add 4 communities
	10.43.2	Second Amended and Restated Master Lease Agreement dated 3-24-06 to add Lake	(43)
		Mary community
10.44	Documents related to Lease between Ventas Fairwood, LLC and Summerville for 1 community
	10.44.1	Master Lease Agreement by Ventas Fairwood, LLC and Summerville at Fairwood Manor, LLC	(43)
		dated 1-31-05 for Fairwood Manor
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated	(43)
		4-14-05 for Whitehall Estates
10.51	Documents Relating to Debt Financing with Health Care Properties Investors, Inc. (1 Community).
	10.51.01	Loan Agreement dated January 26, 1996 between Heritage Hills Retirement, Inc., as borrower,	(2)
		and Health Care Properties Investors, Inc., as lender. (Exhibit 10.23.5)
	10.51.02	Promissory Note of Heritage Hills Retirement, Inc dated as of January 26, 1996 payable to	(2)
		Health Care Properties, Inc. (Exhibit 10.23.4)
	10.51.03	Guaranty of registrant dated January 26, 1996. (Exhibit 10.23.6)	(2)
	10.51.04	Deed of Trust with Assignment of Rents, Security Agreement and Fixtures Filing dated	(2)
		January 26, 1996 among Heritage Hills Retirement, Inc., as grantor, Chicago Title Insurance
		Company, as trustee. (Exhibit 10.23.7)
	10.51.05	Amendment to Deed of Trust dated April 25, 1996 among Heritage Hills Retirement, Inc., as	(5)
		grantor, Chicago Title Insurance Company, as trustee, and Health Care Properties, Inc.,
		as beneficiary. (Exhibit 10.21.12)
	10.51.06	Amendment to Loan Documents dated July 30, 2004 between Heritage Hills Retirement, Inc.,	(19)
		as grantor, registrant, as guarantor, and Health Care Properties, Inc., as beneficiary.
		(Exhibit 10.82.3)
	10.51.07	Amended and Restated Secured Promissory Note of Heritage Hills Retirement, Inc. dated	(19)
		June 30, 2004 payable to Health Care Properties, Inc. (Exhibit 10.82.4)
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post	(6)
		Partnership. (Exhibit 10.3)
	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and	(6)
		Painted Post Partnership. (Exhibit 10.4).
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted	(4)
		Post Partners, as operator. (Exhibit 10.4.2)
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between	(6)
		registrant and Painted Post Partners. (Exhibit 10.1)
10.53	Agreement to Provide Management Services to an Independent and Assisted Living Facility dated		(9)
	June 30, 1998 between ESC II, LP, as owner, and ESC III, LP, as manager. (Exhibit 10.4.3)
10.54	Documents Relating to Leases and Loan with Health Care REIT, Inc. (3 Communities)
	10.54.01	One Lease dated February 26, 1996 between Health Care REIT, Inc. and related entities, as	(5)
		lessors, and registrant, as lessee. (Exhibits 10.58.1 and 10.58.2)
	10.54.03	One Second Amendment to Lease dated June 30, 2003 between Health Care REIT, Inc. a	(16)
		and related entities, as amended. (Exhibits 10.29.15 Cold Springs)
	10.54.04	Promissory Note of registrant dated August 28, 2003 in the principal amount of $3.1 million	(16)
		payable to Health Care REIT, Inc. and secured by leasehold mortgages. (Exhibit 10.29.16)
10.55	Documents Relating to Leases of with Health Care REIT, Inc. and Loan from Healthcare Realty Trust
	Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health	(15)
		Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant.
		(Exhibit 10.53.14)
	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005	(25)
		between Health Care REIT, Inc., and related entities, collectively as landlord, and the
		registrant, as tenant. (Exhibit 10.53.23)
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare	(22)
		Realty Trust Incorporated and registrant. (Exhibit 10.1)
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal	(22)
		amount of $21,426,000 payable to Healthcare Realty Trust Incorporated. (Exhibit 10.2)
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare	(22)
		Realty Trust Incorporated. (Exhibit 10.4)
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated,	(22)
		Health Care REIT, Inc. and registrant. (Exhibit 10.3)
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and	(16)
		Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as
		trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as
		beneficiary. (Exhibit 10.53.16)
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(40)
		Corporation, Purchase of Park Club of Fort Meyers
	10.55.09	Second Amendment to Amended and Restated Master Lease Agreement dated June 30, 2008	(48)
		between Health Care REIT, Inc and related entities, collectively as landlord and Emeritus
		Corporation, as Tenant
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc.	(16)
		subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee.
		(Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6)
	10.56.02	Assumption Agreement dated September 29, 2003 among a subsidiary of registrant, as	(21)
		original borrower, a subsidiary of Health Care Realty, Inc., as new borrower, and JP Morgan
		Chase Bank, as lender, relating to one of four assisted living communities. (Exhibit 10.55.9)
	10.56.03	Assumption of Obligations of Guarantor dated September 29, 2003 among registrant, as	(21)
		original guarantor, Health Care REIT, Inc., as new guarantor, and JP Morgan Chase Bank, as
		lender. (Exhibit 10.55.10)
	10.56.04	Subordination and Standstill Agreement dated September 30, 2003 among a subsidiary of	(21)
		registrant, as original borrower, a subsidiary of Health Care Realty, Inc., as new borrower,
		Health Care Realty, Inc., registrant, as guarantor and JP Morgan Chase Bank, as lender,
		relating to one of four assisted living communities. (Exhibit 10.55.11)
	10.56.05	Cash Management and Security Agreement dated September 29, 2003 among registrant and	(21)
		related entities and Amresco Capital, L.P. (Exhibit 10.55.8)
	10.56.06	Fixed Rate Note dated September 29, 1999 in the principal amount of $10,395,000 between	(10)
		registrant, as maker, and Amresco Capital, L.P., as mortgagee. (Exhibit 10.2.1)
	10.56.07	Mortgage and Security Agreement dated September 29, 1999 between registrant, as	(10)
		mortgagor, and Amresco Capital, L.P., as mortgagee. (Exhibit 10.2.2)
	10.56.08	Guaranty dated September 29, 1999 by registrant in favor of Amresco Capital, L.P.	(21)
		(Exhibit 10.55.7)
	10.56.09	Unsecured Promissor Noted dated August 28, 2003 in the principal amount of $4,400,000	(16)
		between registrant, as borrower, and Health Care REIT, Inc, as lender. (Exhibit 10.55.3)
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors
	(24 Communities) Dated 2007.
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among	(31)
		registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller,
		and Fretus Investors LLC, as company. (Exhibit 10.72.2)
	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability	(31)
		companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender.
		(Exhibit 10.72.3)
	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of	(31)
		$132 million payable to Capmark Bank. (Exhibit 10.72.5)
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008 among 23	(48)
		limited liability companies and limited partnerships, collectively as borrower, and Capmark
		Bank, as lender.
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008 in the	(48)
		principal amount of $16.8 million payable to Capmark Bank.
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated	(48)
		April 25, 2008 among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors
		Chandler LLC. Representative example of 18 communities which in total equal $129 million.
	10.57.10	Multifamily Note dated April 25, 2008 between Fretus Investors Chandler LLC and	(48)
		Capmark Bank. Representative example of 18 communities which in total equal $129 million.
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and		(18)
	ESC –Silverdale,LLC, as lessee (1 Community). (Exhibit 10.76.1)
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities)
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS	(17)
		Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc.,
		as purchaser, relating to the purchase of three assisted living communities. (Exhibit 10.77.4)
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April	(48)
		30, 2008 between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $5.31 million.
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April	(48)
		30, 2008 between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April	(48)
		30, 2008 between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.31 million	(48)
		between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $14.475 million	(48)
		between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.586 million	(48)
		between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc
	10.59.11	Loan Agreement dated April 25, 2008 by and between Emerikeyt Fairways of Augusta LLC	(48)
		and Keybank National Association for $4,087,500
	10.59.12	Loan Agreement dated April 25, 2008 by and between Emerikeyt Lo of Broadmoor LLC	(48)
		and Keybank National Association for $9,250,000
	10.59.13	Promissory Note dated April 25, 2008 Emerikeyt Fairways of Augusta LLC payable to	(48)
		Keybank National Association for principal amount of $4,087,500
	10.59.14	Promissory Note dated April 25, 2008 Emerikeyt Lo of Broadmoor LLC payable to	(48)
		Keybank National Association for principal amount of $9,250,000
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and	(20)
		related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living
		communities. (Exhibit 10.83.1)
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty	(20)
		in favor of Health Care REIT, Inc. and related entities. (Exhibit 10.83.2)
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash	(20)
		flow sharing. (Exhibit 10.83.3)
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC,	(24)
		as lessor, and registrant, as lessee, relating to one assisted living community.
		(Exhibit 10.83.6)
	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as	(26)
		lessor, and registrant, as lessee, relating to one assisted living community. (Exhibit 10.83.7)
	10.61.06	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(40)
		Corporation, Purchase of Pavilion at Crossing Point, Orlando FL
	10.61.07	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(40)
		Corporation, Purchase of Springtree, Sunrise, FL
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation. (4 Communities)
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser,	(27)
		and three entities, as sellers. (Exhibits 10.86.1, 10.86.2 and 10.86.3)
	10.62.02	Loan Agreement dated December 1, 2005 between Emeritus Properties-Arkansas, LLC, as	(27)
		borrower, and General Electric Capital Corporation and other financial institutions,
		collectively as lender, relating to three assisted living communities in Arkansas.
		(Exhibit 10.68.4)
	10.62.03	Promissory Note dated December 1, 2005 in the principal amount of $15,930,000 by Emeritus	(27)
		Properties-Arkansas, LLC payable to General Electric Capital Corporation individually and
		as agent for other financial institutions. (Exhibit 10.86.5)
	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC,	(30)
		as seller, and ESC-Arbor Place, LLC, as purchaser. (Exhibit 10.87.2)
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and	(29)
		General Electric Capital Corporation and other financial institutions, collectively as lender,
		relating to one assisted living community. (Exhibit 10.87.1)
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of	(38)
		$8,000,000 payable to General Electric Capital Corporation.
10.63	Documents Relating to Joint Venture with Blackstone Group (22 BREA Communities).
	10.63.01	Amended and Restated Limited Liability Company Agreement of BREA Emeritus, LLC dated	(31)
		December 1, 2006 between registrant and BREA 806 LLC. (Exhibit 10.100.1)
	10.63.02	Purchase and Sale Agreement dated October 2006 between PITA General Corporation, AHC	(31)
		Tenant, Inc. and related entities, collectively as seller, and BREA Emeritus, LLC, as buyer.
		(Exhibit 10.100.2)
	10.63.03	Amended and Restated Credit Agreement dated December 11, 2006 among BREA Emeritus,	(31)
		LLC and related entities, collectively as borrowers, various financial institutions named
		therein, collectively as lenders, and General Electric Capital Corporation and related entities,
		as agents for the financial institutions. (Exhibit 10.100.3)
	10.63.04	Representative Management Agreement dated December 1, 2006 among entities related to	(31)
		BREA Emeritus, LLC, as owner and licensee, and registrant, as manager. (Exhibit 10.100.4)
10.64	Documents Relating to the Purchase of Communities from Healthcare Realty Trust, Inc.
	(12 Communities) Dated 2007.
	10.64.01	Agreement of Sale and Purchase dated March 7, 2007 between Healthcare Realty Trust, Inc.	(32)
		and related entities, as sellers, and a subsidiary of registrant. (Exhibit 10.12.1)
	10.64.02	Loan Agreement dated March 15, 2007 between subsidiary entities of registrant, as	(32)
		borrowers, and Capmark Bank, as lender, relating to a loan of $88 million. (Exhibit 10.12.2)
	10.64.03	Promissory Note dated March 15, 2007 in the principal amount of $88 million payable to	(32)
		Capmark Bank. (Exhibit 10.12.4)
	10.64.04	Loan Agreement dated March 15, 2007 between subsidiary entities of registrant, as	(32)
		borrowers, and Capmark Bank, as lender, relating to a loan of $13.6 million. (Exhibit 10.12.3)
	10.64.05	Promissory Note dated March 15, 2007 in the principal amount of $13.6 million payable to	(32)
		Capmark Bank. (Exhibit 10.12.5)
	10.64.06	Assignment and Assumption of Loan and Loan Documents dated March 15, 2007 between	(32)
		Healthcare Realty Trust Inc. and Columbia Pacific Opportunity Fund, LP. (Exhibit 10.12.6)
	10.64.07	Loan Agreement dated June 30, 2005 between registrant and Healthcare Realty Trust, Inc.	(25)
		(Exhibit 10.85.1)
	10.64.08	Promissory Note of registrant dated June 30, 2005 in the principal amount of $10.8 million	(25)
		payable to Healthcare Realty Trust, Inc. (Exhibit 10.85.2)
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc.
	(9 Communities) Dated 2007.
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between	(32)
		Health Care Properties Investors Trust, as seller, and registrant, as buyer. (Exhibit 10.14.1)
	10.65.2	Loan Agreement dated March 26, 2007 between certain subsidiaries of registrant, as	(32)
		borrowers, and Capmark Bank, as lender. (Exhibit 10.14.2)
	10.65.3	Promissory Note of Emeri-Sky dated March 26, 2007 in the principal amount of $13.12 million	(32)
		payable to Capmark Bank. (Exhibit 10.14.3)
	10.65.4	Promissory Note of Emeriville SC LLC dated March 26, 2007 in the principal amount of $6	(32)
		million payable to Capmark Bank. (Exhibit 10.14.4)
	10.65.5	Promissory Note of Emeripark SC LLC dated March 26, 2007 in the principal amount of $4.48	(32)
		million payable to Capmark Bank. (Exhibit 10.14.5)
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number
	Four , LLC (9 Communities) Dated 2007
	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number	(39)
		One thru Number Four , LLC, and Emeritus Corporation.
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement	(43)
		dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage
		Capital, Inc. Agreement represents an example of three communities agreements
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse,	(43)
		LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of
		three communities agreements
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement	(43)
		dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc.
		Agreement represents an example of three communities agreements
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(43)
		August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc.
		represents an example of three communities agreements
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC,	(43)
		and Red Mortgage Capital, Inc. Agreement represents an example of six communities
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	(40 Communities) Dated 2007
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust,	(40)
		Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of
		Florida, LLC, and Emeritus Corporation
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between	(43)
		HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding
		LP and Emeritus Corporation
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(43)
		Corporation as Buyer (Boise, ID)
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(43)
		Corporation as Buyer (Cedar Rapids)
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(43)
		Corporation as Buyer (Escondido Ca, Puyallup, WA)
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings	(43)
		(EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown,
		Lewiston, & Stockton)
	10.67.07	Purchase and Sale Agreement dated July 31, 2007 by and between HCP AL of Florida, LLC. and	(43)
		Emeritus Corporation as Buyer (Venice, Lakeland & New Port Richey)
	10.67.08	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(43)
		Corporation as Buyer (Phoenix)
	10.67.09	Loan Agreement dated August 15, 2007 by and among the 4 Delaware LLC or LP and Capmark	(43)
		Bank. (Everett, Phoenix, San Antonio, Walla Walla), Loan 1
	10.67.10	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $26.2	(43)
		million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San Antonio AO LP,
		and Walla Walla)
	10.67.11	Loan Agreement dated August 15, 2007 by and among the 8 Delaware LLC or LP and Capmark	(43)
		Bank. (New Port Richey, Venice, Dover, Altomonte, Stockton, Cambria, El Paso, Dallas), Loan 2
	10.67.12	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $49.8	(43)
		million payable to Capmark Bank, (Emerichip New Port Richey, Venice, Dover, Altomonte,
		Stockton, Cambria, El Paso, Dallas and Walla Walla)
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(43)
		August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates)
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between	(43)
		Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates)
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc.
	(3 Communities) Dated 2007
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise,	(43)
		subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal	(43)
		amount of $19.6 million payable to General Electric Capital Corporation
10.69	Documents Relating to the Credit Agreement with Wells Fargo Bank, National Association Dated 2008
	10.69.01	Credit Agreement dated January 17, 2008 and entered into effective February 8, 2008 by and	(45)
		between Emeritus Corporation and Wells Fargo Bank, National Association
	10.69.02	Revolving Line of Credit Promissory Note dated January 17, 2008 and entered into effective	(45)
		February 8, 2008 in the principal amount of $25 million payable to Wells Fargo Bank, National
		Association
10.70	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities) Dated 2008
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties,	(46)
		Inc. (NHP) and its affiliated signatories and Emeritus Corporation
	10.70.02	First Amendment to Purchase Sale Agreement dated March 25, 2008 by and among Nationwide	(47)
		Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation
	10.70.03	Master Credit Facility Agreement dated April 1, 2008 by and among Borrowers signatory hereto	(47)
		and Capmark Finance, Inc.
	10.70.04	Master Promissory Note dated April 1, 2008 in the principal amount of $241,889,868. payable to	(47)
		Capmark Bank.
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008 in the principal	(47)
		amount of $30 million payable to Nationwide Health Properties, Inc.
	10.70.06	Promissory Note of Emeritus Corporation dated April 1, 2008 in the principal	(48)
		amount of $8 million payable to Nationwide Health Properties, Inc.
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc.
	(29 Communities) Dated 2008
	10.71.01	Asset Purchase Agreement dated June 9,2008 by Emeritus Corporation and Health Care REIT,	(48)
		Inc. together with the affiliates of HCN
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008 by and between Emeritus	(48)
		Corporation and Health Care REIT, Inc together with the affiliates of HCN
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement Effective	(48)
		June 30, 2008 between Emeritol Woods at Eddy Pond LLC and KeyCorp Real Estate Capital
		Markets, Inc. a representative example of 18 communities which in total equal $163.2 million.
	10.71.04	Freddie Mac Multifamily Note Effective June 30, 2008, EMERITOL WOODS AT EDDY	(48)
		POND LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL
		MARKETS, INC. a representative example of 18 communities which in total equal $163.2 million.
	10.71.05	Promissory Note Dated June 30, 2008 in the principal amount of $50.0 million payable to	(48)
		Health Care Reit, Inc
	10.71.06	Second Amendment to the Asset Purchase Agreement dated October 16, 2008 by and between	(50)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN
	10.71.07	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture Filing	(50)
		Effective October, 2008 by Emeritol Eastman Estates LLC to Rebecca S. Conrad, ESQ for the
		benefit of KeyCorp Real Estate Capital Markets, Inc. a representative example of 5 communities
		which in total equal $29 million.
	10.71.08	Freddie Mac Multifamily Note Effective October 16, 2008, Emeritol Eastman Estates LLC	(50)
		promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. a representative example
		of 5 communities which in total equal $29 million.
	10.71.09	Loan Agreement dated October 17, 2008 by and between Emeritol Dowlen Oaks LLC, Saddleridge	(50)
		Lodge LLC, Seville Estates LLC as borrowers and Keybank National Association as Lender
		for $17.595 million.
	10.71.10	Loan Agreement dated October 17, 2008 by and between Emeritol Stonecreek Lodge LLC,	(50)
		Meadowbrook LLC, as borrowers and Keybank National Association as Lender for $9.8 million.
	10.71.11	LLC Agreement of Batus, LLC a Delaware LLC Effective October 15, 2008	(50)
	10.71.12	Guaranty dated October 17, 2008 given by Emeritus Corporation to and for the Benefit of Keybank	(50)
		for $17.6 million loan
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP.
	(5 Communities) Dated 2008
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(49)
		Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(49)
		Corporation for the property commonly referred to as Golden Pond Assisted Living
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(49)
		Corporation for the property commonly referred to as Summerville at Brighton
	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(49)
		Corporation for the property commonly referred to as Summerville at Lake Mary
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(49)
		Corporation for the property commonly referred to as Summerville at Mentor
	10.72.06	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture	(50)
		Filing Effective December 19, 2008 by Emerivent Atherton Court Inc to First American Title
		Insurance Company for the benefit of Capmark Bank
	10.72.07	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(50)
		December 19, 2008 between Emerivent Mentor LLC and Capmark Bank
	10.72.08	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(50)
		December 19, 2008 between Emerivent Lake Mary LLC and Capmark Bank
	10.72.09	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Atherton Court jointly	(50)
		and serveraly promises to pay $5.351 million to Capmark Bank
	10.72.10	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Mentor jointly	(50)
		and serveraly promises to pay $15.4 million to Capmark Bank
	10.72.11	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Lake Mary jointly	(50)
		and serveraly promises to pay $5.17 million to Capmark Bank
	10.72.12	Loan Agreement by and among Emerivent Bradenton, Emerivent Brighton and Capmark	(50)
		dated December 19, 2008 for $19.7 million
	10.72.13	Promissory Note of Emerivent Bradenton LLC dated December 19, 2008 in the principal	(50)
		amount of $5.1 million payable to Capmark Bank
	10.72.14	Promissory Note of Emerivent Brighton LLC dated December 19, 2008 in the principal	(50)
		amount of $14.6 million payable to Capmark Bank
	10.72.15	Loan Agreement by and among Emeritus Corporation, Summerville Senior Living, SW	(50)
		Assisted Living, Summerville at Heritage Place, Barrington Court, Roseville Gardens,
		Summerville 5,14,15,16,17and Ventas Realty dated December 19, 2008 for $10 million
	10.72.16	Promissory Note of Emeritus Corporation dated December 19, 2008 in the principal	(50)
		amount of $10 million payable to Ventas Realty, LP
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP").
	(11 Communities) Dated 2008
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP	(49)
		(collectively "HCP") and Emeritus Corporation (11 communities)
	10.73.02	First Amendment to Master Lease and Security Agreement dated October 20, 2008 between	(50)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities)
	10.73.03	Second Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(50)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities)
10.74	Documents Relating to the Lease of Communities from BV Holding-LTC, Inc.
	(12 Communities) Dated 2008
	10.74.01	Master Lease agreement dated November 18, 2008 between BV Holding_LTC, Inc.	(50)
		and Emeritus Corporation (2 communities)
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc.
	Dated 2008
21.1	Subsidiaries of the registrant.		(50)
23.1	Consent of Independent registered public accounting firm.		(50)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(50)
		Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated March 16, 2009.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(50)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 16, 2009.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(50)
		Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated March 16, 2009.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(50)
		Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated March 16, 2009.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(50)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 16, 2009.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(50)
		Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated March 16, 2009.

*	To be filed by amendment or as an exhibit to a filing with the Commission pursuant to the Exchange Act and
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
(18)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 30, 2004 and incorporated herein by reference.
(19)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 13, 2004 and incorporated herein by reference.
(20)	Filed as the indicated Exhibit to Form 8-K filed on October 5, 2004 and incorporated herein by reference.
(21)	Filed as the indicated Exhibit to Annual Report on Form 10-K/A filed on January 27, 2005 and incorporated herein by reference.
(22)	Filed as the indicated Exhibit to Form 8-K filed on March 9, 2005 and incorporated herein by reference.
(23)	Filed as the indicated appendix to Definitive Proxy Statement filed on May 2, 2005 and incorporated herein by reference.
(24)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 13, 2005 and incorporated herein by reference.
(25)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference.
(26)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(27)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.
(28)	Filed as the indicated exhibit to Definitive Proxy Statement filed on May 1, 2006 and incorporated herein by reference.
(29)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2006 and incorporated herein by reference.
(30)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference.
(31)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
(32)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 10, 2007.
(33)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2007 and incorporated herein by reference.
(34)	Filed as the indicated Exhibit to Registration Statement of Form S-3 filed April 2, 2007 and incorporated herein by reference.
(35)	Filed as the indicated Exhibit to Annual Report on Form 10-K/A filed on April 30, 2007 and incorporated herein by reference.
(36)	Filed as the indicated Exhibit to Form 8-K filed on June 1, 2007 and incorporated herein by reference.
(37)	Filed as the indicated Exhibit to Form 8-K filed on June 13, 2007 and incorporated herein by reference.
(38)	Filed as the indicated Exhibit to Registration Statement of Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference.
(39)	Filed as the indicated Exhibit to Form 8-K filed on June 14, 2007 and incorporated herein by reference.
(40)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(41)	Filed as the indicated appendix to Definitive Proxy Statement filed on July 25, 2007 and incorporated herein by reference.
(42)	Filed as the indicated Exhibit to Form 8-K filed on September 4, 2007 and incorporated herein by reference.
(43)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2007.
(44)	Filed as the indicated Exhibit to Registration Statement of Form S-3 filed December 31, 2007 and incorporated herein by reference.
(45)	Filed as the indicated Exhibit to Form 8-K filed on February 13, 2008 and incorporated herein by reference.
(46)	Filed as the indicated Exhibit to Form 8-K filed on February 12, 2008 and incorporated herein by reference.
(47)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 09, 2008.
(48)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 08, 2008.
(49)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 10, 2008.
(50)	Filed herewith.

E-1