Form 10-Q
period 2009-03-31
EMERITUS CORP\WA\
filed 2009-05-11
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2009

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
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2009, there were 39,141,902 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. Financial Information

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	March 31,
	2009	December 31,
Current Assets:	(unaudited)	2008
Cash and cash equivalents	$42,755	$27,254
Short-term investments	1,472	1,802
Trade accounts receivable, net of allowance of $922 and $549	13,088	11,596
Other receivables	5,273	5,556
Tax, insurance, and maintenance escrows	21,643	21,762
Prepaid workers' compensation	19,603	19,288
Other prepaid expenses	8,865	8,170
Property held for sale	33,737	13,712
Total current assets	146,436	109,140
Long-term investments	4,054	4,192
Property and equipment, net of accumulated depreciation of $159,722 and $144,441	1,690,727	1,725,558
Restricted deposits	12,735	12,337
Lease acquisition costs, net of accumulated amortization of $1,564 and $1,877	3,907	3,867
Goodwill	73,704	73,704
Other intangible assets, net of accumulated amortization of $83,371 and $76,368	124,992	131,994
Other assets, net	18,174	18,851
Total assets	$2,074,729	$2,079,643

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$44,236	$18,267
Current portion of capital lease and financing obligations	9,448	9,172
Trade accounts payable	6,449	7,474
Accrued employee compensation and benefits	38,384	32,778
Accrued interest	7,638	7,012
Accrued real estate taxes	8,798	9,791
Accrued professional and general liability	11,325	10,842
Accrued income taxes	2,477	3,715
Other accrued expenses	12,265	12,284
Deferred revenue	12,535	12,463
Unearned rental income	18,328	16,101
Total current liabilities	171,883	139,899
Long-term debt, less current portion	1,328,890	1,355,149
Capital lease and financing obligations, less current portion	178,364	180,684
Deferred gain on sale of communities	2,593	2,667
Deferred rent	19,017	14,022
Other long-term liabilities	22,148	21,194
Total liabilities	1,722,895	1,713,615
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
39,138,402 and 39,091,648 shares at March 31, 2009, and December 31, 2008, respectively	4	4
Additional paid-in capital	721,018	719,903
Accumulated other comprehensive loss	(214)	–
Accumulated deficit	(375,387)	(360,506)
Total Emeritus Corporation shareholders' equity	345,421	359,401
Noncontrolling interest–related party	6,413	6,627
Total shareholders' equity	351,834	366,028
Total liabilities and shareholders' equity	$2,074,729	$2,079,643

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Community revenue	$216,518	$182,610
Management fees	1,467	1,159
Total operating revenues	217,985	183,769

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	141,428	119,391
General and administrative	14,980	14,611
Depreciation and amortization	21,428	30,635
Facility lease expense	29,196	22,315
Total operating expenses	207,032	186,952
Operating income (loss) from continuing operations	10,953	(3,183)

Other income (expense):
Interest income	138	855
Interest expense	(25,633)	(20,725)
Change in fair value of interest rate swaps	90	(838)
Equity gains (losses) in unconsolidated joint ventures	624	(1,522)
Other, net	46	402
Net other expense	(24,735)	(21,828)

Loss from continuing operations before income taxes	(13,782)	(25,011)
Provision for income taxes	(270)	(210)
Loss from continuing operations	(14,052)	(25,221)
Loss from discontinued operations	(1,043)	(747)
Net loss	(15,095)	(25,968)
Less net loss attributable to the noncontrolling interest	214	–
Net loss attributable to Emeritus Corporation common shareholders	$(14,881)	$(25,968)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.35)	$(0.65)
Discontinued operations	(0.03)	(0.02)
	$(0.38)	$(0.67)

Weighted average common shares outstanding-basic and diluted	39,117	39,036

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,095)	$(25,968)
Adjustments for noncash items:
Depreciation and amortization	21,428	30,635
Amortization of above/below market rents	2,516	2,524
Amortization of deferred gain	(74)	(502)
Impairment of long-lived assets	1,063	-
Amortization of loan fees	755	511
Allowance for doubtful receivables	754	491
Equity investment (gains) losses and distributions	(624)	1,522
Stock option compensation	947	1,382
Change in fair value of interest rate swaps	(90)	838
Other	340	641
Changes in operating assets and liabilities
Deferred revenue	72	1,596
Deferred rent	4,995	2,437
Change in other operating assets and liabilities	4,203	4,147
Net cash provided by operating activities	21,190	20,254
Cash flows from investing activities:
Acquisition of property and equipment	(6,135)	(9,463)
Acquisition deposits	-	(5,030)
Sale of property and equipment	2,677	-
Lease and contract acquisition costs	(153)	(322)
Payments from (to) affiliates and other managed communities, net	109	(235)
Distribution from (investment in) unconsolidated joint ventures	548	(2,925)
Net cash used in investing activities	(2,954)	(17,975)
Cash flows from financing activities:
Proceeds from sale of stock	168	286
Restricted deposits	(246)	(385)
Debt issuance and other financing costs	(133)	(540)
Financing deposits	-	(4,938)
Proceeds from long-term debt	938	31,794
Repayment of long-term debt	(1,228)	(286)
Repayment of capital lease and financing obligations	(2,234)	(5,690)
Net cash provided by (used in) financing activities	(2,735)	20,241
Net increase in cash and cash equivalents	15,501	22,520
Cash and cash equivalents at the beginning of the period	27,254	67,710
Cash and cash equivalents at the end of the period	$42,755	$90,230

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$24,240	$21,440
Cash paid during the period for income taxes	93	600
Cash received during the period for income tax refunds	82	2,496
Non-cash financing and investing activities:
Capital lease and financing obligations	190	4,802
Unrealized gain (loss) on investment in marketable equity securities	(214)	264

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
				Accumulated
	Common stock		Additional	other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	loss	deficit	interest	equity

Balances at December 31, 2008	39,091,648	$4	$719,903	$–	$(360,506)	$6,627	$366,028
Options exercised	46,754	–	168	–	–	–	168
Stock option compensation expense	–	–	947	–	–	–	947
Accumulated other comprehensive income	–	–	–	(214)	–	–	(214)
Net loss for the quarter ended
March 31, 2009	–	–	–	–	(14,881)	(214)	(15,095)
Balances at March 31, 2009	39,138,402	$4	$721,018	$(214)	$(375,387)	$6,413	$351,834

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.	Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of March 31, 2009, the Company owned 164 communities and leased 105 communities.  These 269 communities comprise the communities included in the consolidated financial statements.

We also provide management services to independent and related-party owners of assisted living communities.  At March 31, 2009, we managed 40 communities, of which 24 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of from 5% to 6% of gross revenues.

Emeritus has one operating segment, which is assisted living and related services.

2.	Summary of Significant Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to resident programs and incentives such as move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets, income taxes, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model, and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on March 16, 2009.

Basis of Presentation

Throughout this Form 10-Q, unless specified otherwise, references to “we”, “us”, and “our” refer to Emeritus.

The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of March 31, 2009 and for all periods presented.  Except as otherwise disclosed in these Notes, such adjustments are of a normal, recurring nature.  The results of operations for the period ended March 31, 2009, are not necessarily indicative of the operating results that may be achieved for the full year ended December 31, 2009.  Management presumes that those reading this interim financial information have read or have access to the 2008 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 16, 2009.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current period presentation.

The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information.  Specifically, we reclassified the results of operations of three communities determined in 2009 to be held for sale as discontinued operations for all periods presented (see Note 9).  Additionally, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160), effective January 1, 2009, and, as a result, we have classified noncontrolling interests—related party as a separate component of shareholders’ equity in our consolidated balance sheets as of March 31, 2009, and December 31, 2008.  We also present the amount of consolidated net loss attributable to Emeritus and to the noncontrolling interest on the face of the statement of income in accordance with SFAS No. 160.

3.	Stock-Based Compensation

We record compensation expense based on fair value for all stock-based awards, which is estimated using the Black-Scholes option pricing model.  We recorded compensation expense for stock options and shares issued under the Company's various equity incentive plans and the Employee Stock Purchase (ESP) Plan of approximately $947,000 and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes our stock option activity for the three months ended March 31, 2009:

		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	$(000)
Outstanding at beginning of period	2,840,652	$16.30
Granted	3,700	$4.88
Exercised	(46,754)	$3.60	$197
Forfeited/expired	(172,200)	$18.54
Outstanding at end of period	2,625,398	$16.36	$1,747

Options exercisable	1,275,059	$14.76	$1,741

Weighted-average fair value of options granted		$2.41

Options exercisable in the money	510,894		$1,741
Options exercisable out of the money	764,165

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the ESP Plan was $168,000 and $286,000 in the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there were no shares available for purchase under the ESP Plan, 948,892 shares available for grant under the 2006 Equity Incentive Plan (the 1996 Plan), and 96,500 shares available for grant under the Amended and Restated Option Plan for Non-employee Directors (the Directors Plan).

Of the outstanding exercisable options as of March 31, 2009, 510,894 were exercisable at a price below the closing price of the Company’s stock of $6.56 on the New York Stock Exchange as of that date and 764,165 were exercisable at a price above the closing price.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

We estimate the fair value of our options using the Black-Scholes option pricing model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  We group the options into two main categories based on expected life, which are the employee group and the non-employee directors.  The fair value of the stock options granted was estimated using a risk-free rate that is the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  The expected life of the stock options granted (five or seven years) was estimated using the historical exercise behavior of option holders.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which was estimated at 6.5% of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Our options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  For the three months ended March 31, 2009, 3,700 options were granted under the 2006 Plan and the fair value of these options was estimated at the date of grant using the following weighted average assumptions:

Expected life from vest date (in years)	5
Risk-free interest rate	1.90%
Volatility	56.1%

Since 1998, we have offered eligible employees the opportunity to purchase Emeritus common stock through the ESP Plan at a 15% discount from the lower of the market price on (a) the first trading date of each calendar quarter or (b) the last trading date of each quarter.  Due to an inadvertent error in recordkeeping, the amount of shares issued under the ESP Plan exceeded the 400,000 share reserve.  As a result, the excess shares were not registered with the SEC.  Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares have the right to require us to repurchase the shares at the original exercise price plus interest or, if the employee bought and sold the shares for a loss, to reimburse the employee for the amount of the loss.

For the quarterly offering periods ended December 31, 2007, through December 31, 2008, we sold a total of 55,031 unregistered shares to plan participants at a weighted average price of $12.56 per share.  Accordingly, the aggregate purchase price of shares subject to rescission is approximately $650,000.  Cash paid for share purchases, if any, will be recorded as a reduction in shareholders’ equity.

4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the condensed consolidated financial statements included in this Form 10-Q.

2008 Ventas Asset Acquisition

On December 19, 2008, we purchased five communities from Ventas Realty, LP (Ventas) consisting of 432 units (Ventas Purchase) for a purchase price of $64.3 million plus transaction costs of $282,000.  Prior to this acquisition, we operated these communities under lease agreements with affiliates of Ventas.

We accounted for four of the communities as operating leases, and one of the communities as a capital lease.  In connection with the Ventas Purchase, we borrowed $55.6 million, of which $45.6 million represents mortgage financing and $10.0 million was borrowed from Ventas under a three-year note.

2008 HCP Lease Agreement

On December 1, 2008, we executed a Master Lease and Security Agreement (the HCP Agreement) to lease 11 communities comprised of 1,462 units/beds from affiliates of HCP, Inc. (collectively, HCP).  The HCP Agreement is for a term of ten years.  Annual rents are fixed at $17.5, $21.0, $25.0, $28.0, and $30.0 million in years one through five, respectively, and thereafter will increase by the greater of the increase in the CPI or 3.0%.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

2008 HCN Asset Acquisition

On June 6, 2008, we entered into an asset purchase agreement (the HCN Agreement) with Health Care REIT, Inc. (HCN) and its affiliated entities to purchase 29 communities consisting of 2,257 units located throughout the United States for a purchase price of $299.9 million, excluding transaction costs.  The Company formerly leased these communities from HCN.  As provided in the HCN Agreement, the transaction closed in two phases.

On June 30, 2008, we completed the first phase of the HCN transaction (Tranche 1).  Tranche 1 consisted of 19 communities with a capacity of 1,564 units and a purchase price of $222.7 million, plus closing costs of $1.1 million.  The Company financed Tranche 1 with mortgage debt of approximately $163.2 million and seller-provided debt of $50.0 million.  We accounted for 18 of the 19 acquired communities in Tranche 1 as capital leases.

On October 17, 2008, we completed the second phase of the HCN transaction (Tranche 2).  This closing consisted of 10 communities with a capacity of 693 units for a purchase price of $77.2 million plus transaction costs of $190,000.  Tranche 2 was financed with $29.0 million of fixed rate mortgage debt and $27.4 million of variable rate mortgage debt.  We previously accounted for nine of the 10 acquired communities in Tranche 2 as capital leases and one as an operating lease.

As part of Tranche 2, eight of the 10 communities are included in a 50/50 joint venture owned by Emeritus and Mr. Daniel R. Baty, the Company’s Chairman and Co-CEO, who contributed approximately $6.8 million to the joint venture for the purchase of the properties.  Prior to the acquisition and continuing after the acquisition, these eight communities are subject to a cash flow sharing agreement with Mr. Baty, and the joint venture operates under similar economic terms and conditions as the existing cash flow sharing agreement.  Emeritus has the option to buy out Mr. Baty’s membership interest in the joint venture after January 1, 2011, for a price equal to the lesser of fair market value or a formula specified in the joint venture operating agreement, but in no event less than the amount of Mr. Baty’s capital contribution.  The joint venture is included in the consolidated financial statements of Emeritus.

2008 NHP Asset Acquisition

On April 2, 2008, we purchased from Nationwide Health Properties, Inc. (NHP) 24 communities consisting of 1,672 units for a purchase price of $314.0 million plus transaction costs of $856,000.  We had previously leased these communities from NHP and accounted for them as capital leases.  We financed the purchase through mortgage debt of approximately $249.1 million and seller-provided debt of $30.0 million.

Other 2008-2009 Community Acquisitions

In January 2009, we entered into a lease for one community consisting of 83 units. The lease term is ten years with two five-year renewal options available.  The initial annual minimum rent is approximately $600,000 (less abatements in the first year of $300,000) with annual increases of 3.0%.

In December 2008, we entered into a lease for two communities consisting of 254 units. The lease term is ten years with two five-year renewal options available.  The initial annual lease payment is approximately $1.8 million with set increases for two years and increases thereafter at 3.0%.

On June 12, 2008, we purchased a 54-unit community for $6.8 million plus closing costs of $185,000, of which $6.0 million was financed through a mortgage loan.

In January 2008, we entered into a long-term lease for a 104-unit community.  The lease term is 15 years, expiring in January 2023, with two 10-year renewal options available.  The initial annual lease payment is approximately $901,000, with annual increases of 3.0%.

5.	Long-Term Debt

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement includes a letter of credit feature that allows us to

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

obtain letters of credit from the lender, provided that the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The line of credit matured on February 15, 2009 and was extended to June 30, 2009.  Furthermore, the interest rate calculation on outstanding borrowings changed from Wells Fargo’s prime rate less 0.50% to our choice of either (a) a fluctuating rate equal to the daily one-month London Interbank Offered Rate (LIBOR) plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, we are required to pay fees equal to 1.0% of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities.  There were no outstanding borrowings under the line of credit at March 31, 2009 or December 31, 2008.

Effective March 31, 2009, Emeritus was party to two interest rate swaps with a combined notional amount of $32.0 million.  The swaps effectively convert the interest rates on the related mortgage debt from floating rates to fixed rates, thus mitigating the impact of interest rate changes on future interest expense.  We did not designate the swaps as hedging instruments.

6.	Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes and we limit these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, we use derivatives to fix the interest rate on debt that is based on floating-rate indices and to manage the cost of borrowing obligations.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Our interest rate swap contracts are considered cash flow hedges as they address the risk associated with future cash flows of debt transactions.  We have chosen not to designate our interest rate swaps as hedge instruments; therefore, in accordance with SFAS No. 133, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change.

As of March 31, 2009 and December 31, 2008, the fair value of the two interest rate swaps was as follows (in thousands):

		As of	As of
		March 31, 2009	December 31, 2008
	Balance Sheet	Fair	Fair
	Location	Value	Value

Interest rate swaps	Other long-term liabilities	$ 2,192	$ 2,282

Unrealized gains (losses) from the change in fair value of our interest rate swaps for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on
	Recognized in Income on	Derivative
	Derivative	2009	2008

Interest rate swaps	Other income (expense):	$90	$(838)
	Change in fair value of interest rate swaps

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

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

The following table summarizes those potential common shares that are excluded in each period because they are anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Convertible debentures	–	475
Options	2,625	2,140
	2,625	2,615

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(15,095)	$(25,968)
Other comprehensive income (loss):
Unrealized holding gains (losses)
on available-for-sale investment securities	(214)	264
Comprehensive loss	$(15,309)	$(25,704)

Amounts attributable to Emeritus Corporation common shareholders are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Loss from continuing operations	$(13,838)	$(25,221)
Loss from discontinued operations	(1,043)	(747)
Net loss attributable to Emeritus Corporation
common shareholders	$(14,881)	$(25,968)

9.	Discontinued Operations

During the first half of 2008, we decided to discontinue operations at five of our communities and put the assets and businesses up for sale.  We decided to sell these communities primarily because they have consistently incurred operating losses over a sustained period of time due to geographic location and local market conditions.  Two of the communities were sold in the second quarter of 2008, one was sold on January 1, 2009, and the remaining two are expected to be sold during 2009.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

During the first quarter of 2009, we decided to sell three additional underperforming communities, which we expect will be sold during 2009.  Financial statements for the three months ended March 31, 2008, have been recast to present the operations of these communities as discontinued operations.

 The assets of all five properties remaining to be sold as of March 31, 2009, which consist of property and equipment, are presented separately under the caption “Property held for sale” in the accompanying condensed consolidated balance sheet at March 31, 2009 at their estimated fair value less costs to sell (see Note 11).  We will continue to operate these communities until sold.

The following table shows the revenues, net loss, and net loss per common share for the discontinued operations (in thousands, except per share data):
	Three Months Ended
	March 31,
	2009	2008

Total revenue	$3,581	$4,928

Net loss	$(1,043)	$(747)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding-basic and diluted	39,117	39,036

10.	Liquidity

As of March 31, 2009, the Company has a working capital deficit of $25.4 million.  We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current liabilities, $30.9 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from period to period in such a way as to require the use of significant cash, except for debt obligations of $44.2 million scheduled to mature in the next 12 months, of which $36.4 million is related to properties held for sale that is due in 2012 but will be payable upon the sale of the related properties.  We intend to refinance the remaining 2010 obligations prior to their respective due dates.

We reported net cash from operating activities in the condensed consolidated statements of cash flows of $21.2 million and $20.3 million for the three months ended March 31, 2009 and 2008, respectively.  While we have reported positive cash flows from operating activities over the past three years, the cash flows have not always been sufficient to pay all of the Company’s long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be readily available, or on terms attractive to us.

In fiscal 2008, we refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  For the quarter ended March 31, 2009, we were in violation of covenants related to rent coverage ratio requirements in four leases covering four communities and a net operating loss requirement in one debt agreement for a newly constructed community.  We have made the required cash deposit or obtained waivers from the owners related to these defaults and, as such, the Company was deemed to be in compliance as of March 31, 2009.  The waivers expire on April 1, 2010.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

11.	Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques that we utilize to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	March 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Investment securities – trading	$1,472	$-	$-	$1,472
Investment securities – available-for-sale	1,020	-	-	1,020
Property held for sale	-	33,737	-	33,737
Liabilities
Derivative financial instruments	-	2,192	-	2,192

In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access.  For example, the Company’s investment in available-for-sale equity securities is valued based on the quoted market price for that security.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.  For example, we use market interest rates and yield curves that are observable at commonly quoted intervals in the valuation of our interest rate swap contracts.  The fair value of property held for sale was determined based on recent offers from prospective purchasers (Level 2 input).

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of March 31, 2009, the following available-for-sale securities were in an unrealized loss position for less than 12 months (in thousands):

Gross
Unrealized
	Holding	Fair
	Losses	Value

Marketable equity securities	$ (214)	$ 1,020

We recognized unrealized gains of $90,000 and unrealized losses of $838,000, in the first quarter of 2009 and 2008, respectively, which represent the change in the fair value of our interest rate swaps.  We also recorded unrealized holding losses during the first quarter of 2009 from our investment in available-for-sale marketable equity securities in the amount of $214,000, which are included in comprehensive loss (see Note 8).

Impairment of Long-Lived Assets

During the three months ended March 31, 2009, we recorded impairment losses of $1.1 million, which are included in loss from discontinued operations (see Note 9).

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2009

12.	Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting and reporting for uncertainties in income tax law. In accordance with FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Included in our income tax accruals are liabilities for unrecognized tax benefits, including penalties and interest, which were recorded in connection with the Summerville purchase price allocation.  This liability, amounting to $2.6 million, is the result of uncertainty surrounding the deductibility of certain items included in Summerville tax returns for periods prior to the merger and is included in other long-term liabilities in the condensed consolidated balance sheet.

13.	Subsequent Events

On May 1, 2009, we entered into an agreement to extend the maturity on $11.3 million of mortgage debt from January 1, 2010, to January 1, 2011.  The LIBOR margin on the loan increased from 2.25% to 3.50%.

Also on May 1, 2009, we entered into an agreement to extend the maturity on $7.4 million of mortgage debt from March 31, 2010, to October 1, 2010.  The interest rate on the loan increased from 2.65% over LIBOR, with a floor of 5.65%, to 3.25% over LIBOR with a floor of 6.25%.

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please carefully review Item 1A—Risk Factors of our 2008 Annual Report on Form 10-K for important factors that could cause our actual results to differ materially from the forward-looking statements included in this report and presented elsewhere by our management from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain, and accordingly, you should not place undue reliance on forward-looking statements.

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

Overview

During the first quarter of 2009, we continued to concentrate on implementing our previously disclosed growth strategy, which focuses on increasing our revenues and cash flows through a combination of: (i) organic growth in

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

our existing operations; (ii) selected acquisitions of additional communities; and (iii) expansion of our existing communities. A summary of activity in the current quarter is as follows:

•
Operating income from continuing operations was $11.0 million compared to a $3.2 million loss in the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $14.9 million compared to $26.0 million in the prior year period.

•	Average occupancy decreased to 86.2% in the first quarter of 2009 as compared to 87.3% in the first quarter of 2008.
•	Average rate per occupied unit increased to $3,655 in the first quarter of 2009 as compared to $3,336 in the first quarter of 2008.
•	Net cash provided by operating activities was $21.2 million compared to $20.3 million in the prior year period.
•	We added one leased community to our portfolio, opened a new Alzheimer’s community, and opened one expansion at an existing community during the first quarter of 2009.
•	We reclassified three underperforming communities to discontinued operations and sold one building that was held for sale during the first quarter of 2008.

The following table sets forth a summary of our property interests:

	As of March 31,		As of December 31,		As of March 31,
	2009		2008		2008
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	164	13,095	164	13,111	107	8,781
Leased (2)	105	10,632	104	10,548	149	13,120
Consolidated Portfolio	269	23,727	268	23,659	256	21,901
Managed/Admin Services	16	1,689	14	1,479	10	1,184
Joint Venture/Partnership	24	1,818	24	1,818	23	1,737
Operated Portfolio	309	27,234	306	26,956	289	24,822

Percentage increase (3)	1.0%	1.0%	6.6%	9.2%	0.7%	0.6%

(1) Of the owned communities at March 31, 2009, five are held for sale and are in discontinued operations, representing 538 units.

(2)   Of the 105 leased communities at March 31, 2009, 79 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 22 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.  The remaining four leased communities are reflected in our condensed consolidated financial statements as owned communities because of accounting requirements related to sale-leaseback accounting, notwithstanding the legal sale of the communities and their subsequent leasing by us.

(3) The percentage increase indicates the change from the prior year, or, in the case of March 31, 2009 and 2008, from the end of the prior fiscal year.

The total consolidated portfolio of 23,727 units at March 31, 2009, consists of the following unit types:

Total Units
Independent Living	1,365
Assisted Living	17,943
Alzheimer's Care	3,370
Skilled Nursing Care	252
Operating Units	22,930
Held for sale (5 properties)	538
Units taken out of service	259
Designed Capacity Units	23,727

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

The units taken out of service represent rooms that have been converted for alternative uses, such as additional office space, and are not available for immediate occupancy; therefore, they are excluded from the calculation of the average occupancy rate.  These units are placed into service as demand dictates.

Significant Transactions

In recent periods we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized below. For details on significant transactions that affected the comparability of the financial statements included in this Form 10-Q, see Note 4, Acquisitions and Other Significant Transactions, in Notes to Condensed Consolidated Financial Statements above.

				Purchase	Amount
				Price (1)	Financed
Portfolio	Date	Communities	Units	(in thousands)
Individual community	January 2009	1	83	$-	$-	(3)
Ventas	December 2008	5	432	64,251	55,621	(2)
HCP, Inc.	December 2008	11	1,462	-	-	(3)
Individual communities	December 2008	2	254	-	-	(3)
Health Care REIT, Inc. (Tranche 2)	October 2008	10	693	77,164	56,398	(2)
Health Care REIT, Inc. (Tranche 1)	June 2008	19	1,564	222,656	213,220	(2)
Individual community	June 2008	1	54	6,750	6,000	(4)
Nationwide Health Properties, Inc.	April 2008	24	1,672	313,954	279,140	(2)
Nationwide Health Properties, Inc.	January 2008	1	38	-	-	(5)
Individual community	January 2008	1	104	-	-	(3)

(1) Excludes closing costs and purchase accounting adjustments.
(2) Acquisition of properties previously operated under leases.
(3) Operating leases.
(4) Purchase of community
(5) Leased community included in February 2008 acquisition.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

The following table shows the changes in buildings from December 31, 2007, through March 31, 2009, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - development	Jan-08	–	1	1	–	1
Summerville at Hazel Creek	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289
NHP Purchase	Apr-08	24	(24)	–	–	–
Galleria Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Meridian Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Arborwood	Jun-08	1	–	1	–	1
Emeritus at Stow - development	Jun-08	–	–	–	1	1
HCN Purchase	Jun-08	19	(19)	–	–	–
June 30, 2008		149	106	255	34	289
No acquisitions or dispositions in the quarter		-	–	–	–	–
September 30, 2008		149	106	255	34	289
HCN Purchase	Oct-08	10	(10)	–	–	–
New management agreements	Nov-08	–	–	–	4	4
HCP Lease	Dec-08	–	11	11	–	11
LTC Leases	Dec-08	–	2	2	–	2
Ventas 5	Dec-08	5	(5)	–	–	–
December 31, 2008		164	104	268	38	306
Autumn Ridge - disposition	Jan-09	(1)	–	(1)	–	(1)
Emeritus at Northdale	Jan-09	–	1	1	–	1
Emeritus at Urbandale - development	Jan-09	1	–	1	–	1
New management agreements	Jan-09	–	–	–	2	2
March 31, 2009		164	105	269	40	309

Results of Operations

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

The table below shows the average monthly revenue per occupied unit and occupancy rate for our consolidated portfolio for the three months ended March 31, 2009 and 2008.  Please refer to the complete comparison contained herein for further analysis of these rate and occupancy statistics.

	Three Months ended March 31,
	2009	2008	$Δ	% Δ
Average monthly revenue
per occupied unit	$3,655	$3,336	$319	9.6%

Average occupancy rate	86.2%	87.3%		(1.1)	ppt*

* percentage points

We believe that occupancy rates reflect industry-wide factors and other economic conditions, as well as our own actions and policies, including the various acquisitions and development projects we completed in 2008 and 2009.  Although occupancy rates have recently leveled off or declined slightly, we continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

Since our inception in 1993, we have incurred operating losses totaling approximately $375.4 million as of March 31, 2009.  We believe that these losses have resulted from our emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing high-rate debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

Statements of Operations as Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our condensed consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

			Period-to-Period
			Percentage
			Change
			Fav / (Unfav)
	Percentage of Revenues		Three Months
	Three Months Ended		Ended
	March 31,		March 31,
	2009	2008	2009-2008

Revenues:	100.0%	100.0%	18.6%
Expenses:
Community operations*	64.9	65.0	(18.5)
General and administrative	6.9	8.0	(2.5)
Depreciation and amortization	9.8	16.7	30.1
Facility lease expense	13.4	12.1	(30.8)
Total operating expenses	95.0	101.8	(10.7)
Operating income (loss) from continuing operations	5.0	(1.8)	N/A
Other income (expense)
Interest income	0.1	0.5	(83.9)
Interest expense	(11.7)	(11.2)	(23.7)
Change in fair value of interest rate swaps	-	(0.5)	N/A
Equity gains (losses) in unconsolidated joint ventures	0.3	(0.8)	141.0
Other, net	-	0.2	(88.6)
Net other expense	(11.3)	(11.8)	(13.3)
Loss from continuing operations before income taxes	(6.3)	(13.6)	44.9
Provision for income taxes	(0.2)	(0.1)	(28.6)
Loss from continuing operations	(6.5)	(13.7)	44.3
Loss from discontinued operations	(0.4)	(0.4)	(39.6)
Net loss	(6.9)	(14.1)	41.9
Less net loss attributable to the noncontrolling interest	0.1	-	N/A
Net loss attributable to Emeritus Corporation common shareholders	(6.8%)	(14.1%)	40.0%

*  exclusive of depreciation and amortization and facility lease expense shown separately.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

Comparison of the Three Months Ended March 31, 2009 and 2008

Total Operating Revenues:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$216,518	$182,610	$33,908	18.6%
Management fees	1,467	1,159	308	26.6%
Total operating revenues	$217,985	$183,769	$34,216	18.6%

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ

Average monthly revenue per occupied unit	$3,655	$3,336	$319	9.6%

Average occupancy rate	86.2%	87.3%		(1.1)	ppt*

* percentage points

Of the $33.9 million increase in community revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, approximately $24.3 million was due to the addition of 18 new communities.  The remaining increase of $9.6 million was primarily due to the increase in the average monthly revenue per occupied unit, partially offset by a decrease in occupancy rate.

We continue our efforts to build our occupancy through marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  In spite of the current economic downturn, we believe that these initiatives will continue to have a positive impact on operating performance over time.

The management fee revenue was derived from the Blackstone joint venture (Blackstone JV), from which we recorded $871,000 and $801,000 in the three-month periods ended March 31, 2009 and 2008, respectively, and from the Stowe JV and other third-party contracts.  The Blackstone JV and the Stow JV accounted for $93,000 of the increase and the remainder was due to the addition of six new management contracts.

Community Operations:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$141,428	$119,391	$22,037	18.5%
As a percent of revenue	64.9%	65.0%		(.1)	ppt

Of the $22.0 million increase in community operations expenses, $18.1 million was due to the addition of 18 new communities.  The remaining increase of $3.9 million primarily includes increases in employee salaries and benefits of $1.8 million, repairs and maintenance of $561,000, and property taxes of $536,000, with the remainder consisting of a net increase in various other community operating expenses.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

General and Administrative:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$14,980	$14,611	$369	2.5%
As a percent of revenue	6.9%	8.0%		(1.1)	ppt

The increase in general and administrative expenses of $369,000 reflects the Company’s growth over the past year resulting from the addition of 18 new communities.  Salaries and benefits for regional and corporate overhead positions increased by $488,000, resulting from both increases in the number of personnel and in average salaries.  The increase in salaries and benefits was offset in large part by a $435,000 decrease in non-cash stock compensation expense, which amounted to $947,000 and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.  Ongoing stock option expense is approximately $1.0 million per quarter based on the current stock options outstanding.  The remaining net increase is due to various other general and administrative expenses.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.1% for the three months ended March 31, 2009 from 6.9% for the three months ended March 31, 2008.

Depreciation and Amortization:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$21,428	$30,635	$(9,207)	(30.1%)
As a percent of revenue	9.8%	16.7%		(6.9)	ppt

The decrease in depreciation and amortization expense of $9.2 million represents a decrease in depreciation expense of $1.6 million and a decrease in amortization expense of $7.6 million.  The decrease in depreciation expense is the result of our purchase in 2008 of the real estate underlying 52 communities accounted for as capital leases.  Assets under capital leases are depreciated over the lease terms, which are generally shorter than the useful lives.

The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville Senior Living, Inc. on September 1, 2007.  This asset was fully amortized in the 2009 first quarter, accounting for $7.5 million of the decrease in amortization expense from the prior year period.

Facility Lease Expense:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$21,685	$17,354	$4,331	25.0%
Above/below market rent	2,516	2,524	(8)	(0.3%)
Straight-line rent	4,995	2,437	2,558	105.0%
Total facility lease expense	$29,196	$22,315	$6,881	30.8%
As a percent of revenue	13.4%	12.1%		1.3	ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

The increase in facility lease expense of $6.9 million was due to the addition of new leased communities.  Operating lease expense increased by $4.3 million mostly due to a net increase of seven communities operated by us under operating leases.  We leased 79 and 72 communities under operating leases as of March 31, 2009 and 2008, respectively.

Interest Income:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$138	$855	$(717)	(83.9%)
As a percent of revenue	0.1%	0.5%		(.4)	ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  Cash balances were considerably lower in the first quarter of 2009 as compared to the first quarter of 2008.  In addition, interest rates were much lower in the first quarter of 2009 as compared to the first quarter of 2008.

Interest Expense:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$25,633	$20,725	$4,908	23.7%
As a percent of revenue	11.7%	11.2%		0.5	ppt

The increase in interest expense of $4.9 million for the first quarter of 2009 as compared to the 2008 period was primarily due to the increase in long-term debt in 2008 related to the refinancing of certain mortgages and a net increase in debt obligations related to the purchase of 58 previously leased communities, of which 52 were accounted for as capital leases.

Change in Fair Value of Interest Rate Swaps:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$90	$(838)	$928	N/A
As a percent of revenue	–	(0.5%)		.5	ppt

For the three months ended March 31, 2009 and 2008, we had unrealized gains of $90,000 and unrealized losses of $838,000, respectively, which represent the change in the fair value of the interest rate swaps.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

Equity Gains (Losses) in Unconsolidated Joint Ventures:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Equity gains (losses) in
unconsolidated joint ventures	$624	$(1,522)	$2,146	(141.0%)
As a percent of revenue	0.3%	(0.8%)		1.1	ppt

The equity gains of $687,000 from the Blackstone JV were partially offset by equity losses of $63,000 from the Stow JV for the three months ended March 31, 2009.  The equity losses of $1.5 million in the three months ended March 31, 2008, primarily reflect net equity losses of $1.5 million in the Blackstone JV.

Equity gains and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which are recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $480,000 in the 2009 first quarter and equity losses of $791,000 in the 2008 period.

Other, net:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$46	$402	$(356)	(88.6%)
As a percent of revenue	–	0.2%		(.2)	ppt

Other, net includes the amortization of deferred gains of $74,000 and $502,000 for the three months ended March 31, 2009 and 2008, respectively.

Income Taxes:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(270)	$(210)	$(60)	28.6%
As a percent of revenue	(0.2%)	(0.1%)		0.1	ppt

The income tax provisions in 2009 and 2008 represent estimated state income and franchise tax liabilities.

Net Loss and Property-Related Expense:

In comparing the net loss for the three months ended March 31, 2009 and 2008, it is important to consider our property-related expenses, which include depreciation and amortization, facility lease expense, and interest expense that are directly related to our communities, and which include capital lease accounting treatment, finance accounting treatment, or straight-line accounting treatment of rent escalators for many of our leases.  These accounting treatments all result in greater property-related expense than actual lease payments made in the early years of the affected leases and less property-related expense than actual lease payments made in later years, as detailed in the tables below.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

Detail of property-related expenses from lease accounting treatment:

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Total property-related expense:

Depreciation and amortization	$21,428	$30,635	$(9,207)	(30.1%)
Total facility lease expense	29,196	22,315	6,881	30.8%
Interest expense	25,633	20,725	4,908	23.7%
Total property-related expense	$76,257	$73,675	$2,582	3.5%

Property-related expenses from lease accounting treatment:

Depreciation and amortization	$3,089	$9,593	$(6,504)	(67.8%)
Interest expense	3,728	8,688	(4,960)	(57.1%)
Straight-line lease expense	4,995	2,437	2,558	105.0%
Operating lease expense	21,685	17,354	4,331	25.0%
Total property-related lease expense	33,497	38,072	(4,575)	(12.0%)
Actual lease payments	(27,494)	(31,580)	4,086	12.9%
Expense in excess of lease payments	$6,003	$6,492	$(489)	(7.5%)

Our property-related expense associated with our leases exceeded our actual lease payments by $6.0 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively.  The impact of lease accounting decreased by $489,000 in the current year quarter from the comparable quarter last year due primarily to a reduction in interest expense on the capital leases in connection with the normal paydown of the lease obligation and the termination of leases from the acquisition of the formerly leased communities.  Notwithstanding the effects of lease accounting treatment, the actual lease payments required under most of our leases will continue to increase annually and, as a result, we will need to improve our results from community operations to cover these increases.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

Same Community Comparison

Of the 269 communities included in our consolidated portfolio at March 31, 2009, we include 241 communities in our “same communities” definition.  For purposes of comparing the three months ended March 31, 2009 and 2008, same communities are defined as those communities continuously operated since January 1, 2008, less any properties where new expansion projects were opened during the comparable periods, and less communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses.

	Three Months Ended March 31,
	(In thousands)
			$Δ	% Δ
	2009	2008	Fav / (Unfav)	Fav / (Unfav)
Revenue	$188,305	$181,082	$7,223	4.0%
Community operations *	(119,935)	(116,871)	(3,064)	(2.6)
Community operating income	68,370	64,211	4,159	6.5
Depreciation & amortization	(13,581)	(9,391)	(4,190)	(44.6)
Facility lease expense	(21,579)	(30,893)	9,314	30.1
Operating income	33,210	23,927	9,283	38.8
Interest expense, net	(19,519)	(11,315)	(8,204)	(72.5)
Operating income after interest expense	$13,691	$12,612	$1,079	8.6%

* exclusive of depreciation and amortization and facility lease expense shown separately

These same communities represented $188.3 million or 87.0% of our total community revenue of $216.5 million for the first quarter of 2009.  Of the $7.2 million increase in same community revenues, $7.7 million was due to improvements in average revenue per occupied unit, partially offset by $467,000 due to the decrease in the average occupancy rate.
.

	Three Months Ended March 31,
	2009	2008	$Δ	% Δ

Average monthly revenue per occupied unit	$3,514	$3,371	$143	4.2%

Average occupancy rate	87.2%	87.4%		(.2)	ppt

The increase of $3.1 million in community operations expenses for our same communities was primarily related to normal inflationary increases in employee-related expenses of $1.4 million including salaries and workers’ compensation expense.  The remainder was primarily related to increases in utilities, property taxes, repairs and maintenance, supplies, and increases and decreases in various other community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) for our same communities increased by approximately $3.1 million, which primarily reflects the effect of the termination of leases from the acquisition of communities formerly leased, which increased depreciation and amortization by $4.2 million and increased interest expense by $8.2 million, while decreasing facility lease expense by $9.3 million.

Operating income after interest expense for our same communities increased from $12.6 million to $13.7 million for a total increase of $1.1 million from the comparable period of 2008, primarily as a result of an increase in operating income and of the property-related expenses discussed above.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will have a positive impact on operating performance over time.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007 that continued through 2008 and into 2009.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue throughout 2009.  Moreover, leading economic indicators such as employment levels and income growth indicate that the nation is in a recession.  However, we believe that need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by the relative stability in occupancy, improvements in cash flows, and our ability to finance the acquisition of 146 previously leased properties during 2007 and 2008, including the acquisition of 58 communities in 2008.

At March 31, 2009, we had cash on hand of $42.8 million compared to $27.3 million at December 31, 2008.  We had working capital deficits of $25.4 million and $30.8 million at March 31, 2009 and December 31, 2008, respectively.

We have incurred significant operating losses since our inception.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes $30.9 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for debt obligations of $44.2 million scheduled to mature in the next 12 months, of which $36.4 million is related to properties held for sale that is due in 2012 but will be payable upon the sale of the related properties.  We intend to refinance the remaining 2010 obligations prior to their respective due dates.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing.  Management believes that we will be able to sustain positive operating cash flow or have adequate cash reserves for all necessary operating, investing and financing activities including required debt service and capital expenditures through at least the next 12 months.

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

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008

Cash provided by operating activities	$21,190	$20,254
Cash used in investing activities	(2,954)	(17,975)
Cash provided by (used in) financing activities	(2,735)	20,241
Net increase in cash and cash equivalents	15,501	22,520
Cash and cash equivalents at the beginning of the period	27,254	67,710
Cash and cash equivalents at the end of the period	$42,755	$90,230

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

In the first three months of 2009 and in each of the previous three years, we reported positive net cash from operating activities in our consolidated statements of cash flows.  Both the 2009 and 2008 periods were positively impacted by purchasing the real estate underlying leased facilities, whereby we replaced lease payments with lower levels of debt service and also avoided future scheduled lease escalators.

Net cash used in investing activities for the first quarter of 2009 was $3.0 million as compared to $18.0 million in the first quarter of 2008.  Cash used in investing activities in the first quarter of 2009 consisted primarily of $6.1 million for the acquisition of property and equipment, partially offset by $2.7 million in proceeds from the sale of one of the communities held for sale.  Net cash used in investing activities for the first quarter of 2008 consisted primarily of $9.5 million for the acquisition of property and equipment, $5.0 million in acquisition deposits, and $2.9 million of investments in unconsolidated joint ventures.

Net cash used in financing activities for the first quarter of 2009 consisted primarily of $2.2 million in repayment of capital lease and financing obligations and $290,000 in repayment of long-term debt, net of borrowings under construction loans.  Net cash provided by financing activities for the first quarter of 2008 consisted primarily of $31.8 million of proceeds of long-term debt, partially offset by $5.7 million for repayment of capital lease and financing obligations and $4.9 million in financing deposits.

At March 31, 2009, we had payment obligations for long-term debt and capital and financing leases due in the next 12 months totaling approximately $53.7 million.  In addition, for the year ending December 31, 2009, we anticipate that we will make investments of approximately $20.0 to $23.0 million for capital expenditures, comprised of approximately $18.0 million to $20.0 million of net recurring capital expenditures (including corporate capital expenditures) and approximately $2.0 million to $3.0 million of net capital expenditures for community expansions.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits us to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows us to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million (see Note 5, Long-Term Debt, for further details).  The line of credit matured on February 15, 2009, and was extended to June 30, 2009.  There were no outstanding borrowings under the line of credit as of March 31, 2009.

On May 1, 2009, we entered into an agreement to extend the maturity on $11.3 million of mortgage debt from January 1, 2010, to January 1, 2011.  The LIBOR margin on the loan increased from 2.25% to 3.50%.

Also on May 1, 2009, we entered into an agreement to extend the maturity on $7.4 million of mortgage debt from March 31, 2010, to October 1, 2010.  The interest rate on the loan increased from 2.65% over LIBOR, with a floor of 5.65%, to 3.25% over LIBOR with a floor of 6.25%.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

Payment Commitments

The following table summarizes our contractual obligations at March 31, 2009, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$1,373,126	$44,236	$285,358	$124,152	$919,380
Capital lease and financing obligations,
including current portion	187,812	9,448	22,173	27,865	128,326
Operating leases	1,085,871	88,693	192,096	204,056	601,026
Liability related to unrecognized tax benefits (1)	2,618	-	-	-	-
	$2,649,427	$142,377	$499,627	$356,073	$1,648,732

(1)
We have recognized total liabilities related to unrecognized tax benefits of $2.6 million as of March 31, 2009. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

The following table summarizes interest on our contractual obligations at March 31, 2009, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$588,771	$86,657	$163,312	$120,350	$218,452
Capital lease and financing obligations	121,886	14,200	27,387	25,536	54,763
	$710,657	$100,857	$190,699	$145,886	$273,215

Significant Accounting Policies and Use of Estimates

For a description of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Impact of Inflation

To date, inflation has not had a significant impact on us.  Inflation could, however, affect our cost of doing business, and consequently, our operating income due to limitations on our ability to increase monthly rates because of our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 9.2% of revenues for the three months ended March 31, 2009.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most GAAP measures.  In this report, we define and use the non-GAAP financial measure of Adjusted EBITDA/EBITDAR, as set forth below:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

Definition of Adjusted EBITDA/EBITDAR:

We define Adjusted EBITDA as net loss adjusted for:

•	gains or losses, net of tax, in discontinued operations,
•	provision or benefit for income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	gains or losses on sale of assets, termination of leases, or investments,
•	write-off of terminated development projects costs,
•	depreciation and amortization,
•	straight-line rent and above/below market rent amortization,
•	deferred move-in fee revenues,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock-based compensation expense,
•	interest expense,
•	change in fair value of interest rate swaps,
•	loan prepayment fees and debt refinancing costs,
•	interest income, and
•	other non-cash unusual adjustments

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

Limitations of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to our losses to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss include:

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

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

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(15,095)	$(25,968)
Provision for income taxes	270	210
Equity losses (gains) in unconsolidated joint ventures	(624)	1,522
Depreciation and amortization	21,428	30,635
Amortization of deferred gains	(74)	(502)
Non-cash stock option compensation expenses	947	1,382
Interest expense	25,633	20,725
Straight-line rent expense	4,995	2,437
Above/below market rent amortization	2,516	2,524
Development and transaction costs written off	113	-
Deferred revenues	72	1,596
Change in fair value of interest rate swaps	(90)	838
Interest income	(138)	(855)
Discontinued operations	1,043	747
Adjusted EBITDA	40,996	35,291
Facility lease expense	21,685	17,354
Adjusted EBITDAR	$62,681	$52,645

Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as net cash provided by operating activities adjusted for:

•	changes in operating assets and liabilities,
•	principal amortization of capital lease obligations, and
•	recurring routine capital expenditures.

Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring routine capital expenditures consist primarily of community purchases and/or major projects or renovations that are funded using financing proceeds.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2009

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to make regular recurring routine capital expenditures to maintain and improve our communities on a period-to-period basis, (iii) for planning purposes, including preparation of our annual budget and (iv) in setting various covenants in our credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement, which could trigger cross default provisions in our outstanding indebtedness and lease arrangements.

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

CFFO is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of CFFO to GAAP net cash provided by operating activities, along with our consolidated financial statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The following table shows cash flows from facility operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$21,190	$20,254
Adjust for changes in operating assets and liabilities	(4,203)	(4,147)
Recurring capital expenditures, net	(4,010)	(3,469)
Repayment of capital lease obligations and financing obligations	(2,234)	(5,690)
Cash From Facility Operations	$10,743	$6,948

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At March 31, 2009, we had approximately $169.4 million of variable rate borrowings based on monthly LIBOR.  Of the total variable rate debt of $169.4 million, $64.1 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1% change in the monthly LIBOR on this $64.1 million in variable rate debt, interest expense will either increase or decrease by $641,000.  As of March 31, 2009, the weighted average variable rate is 2.79% in excess of the monthly LIBOR on $64.1 million of the variable rate debt, and the monthly LIBOR rate was 0.50063%.   In addition, we have variable rate debt of $105.3 million that has LIBOR floors at a weighted average floor of 2.60% and a weighted average spread of 3.86%, for a total weighted average rate of 6.46%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR rate is less than the 2.60% weighted average floor.  Increases or decreases to the monthly LIBOR rate do not change interest expense on this variable rate debt until the monthly LIBOR rate rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR rates falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2009.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have two interest rate swap contracts with a combined notional amount of $32.0 million.  A 100-basis point increase in interest rates would increase the fair value of these swaps by approximately $733,000 and a 100-basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $771,000.

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

Our co-chief executive officers and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through March 31, 2009.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the first quarter of 2009, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2009	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Executive Vice President - Finance, Chief Financial Officer, and Secretary

Index to Exhibits
			Footnote
Number	Description		Number
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors
	10.57.11	Second Amendment to Loan Agreement (Amended and Restated) dated December 31, 2008	(1)
		by and among Fretus Investors El Paso LP, as borrower, and Capmark Bank, as lender.
	10.57.12	The First Amendment to Promissory Note (Amended and Restated) of borrower dated	(1)
		December 31, 2008 in the principal amount of $16.8 million payable to Capmark Bank.
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation (4 Communities)
	10.62.07	Second Amendment to Loan Agreement dated December 31, 2008 between ESC Arbor Place,	(1)
		LLC, as borrower, and General Electric Capital Corporation as lender,
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	10.67.15	First Amendment to Promissory note of 4 Delaware LLC dated December 31, 2008 in principal	(1)
		amount of $26.2 million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San
		Antonio AO LP, and Walla Walla)
	10.67.16	First Amendment to Promissory note of 4 Delaware LLC dated December 31, 2008 in principal	(1)
		amount of $42.2 million payable to Capmark Bank, (Emerichip New Port Richey, Venice,
		Altomonte, Stockton, Cambria, El Paso, and Dallas)
10.69	Documents Relating to the Credit Agreement with Wells Fargo Bank, National Association Dated 2008
	10.69.03	First Amendment to Credit Agreement dated February 16, 2009 by and	(1)
		between Emeritus Corporation and Wells Fargo Bank, National Association
10.73	Documents Relating to the Lease of Communities from Affiliates of HCP (collectively "HCP")
	(11 Communities) Dated 2008
	10.73.04	Third Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(1)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities)
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc.
	Dated 2008
	10.75.01	Second Amendment to Loan Agreement dated March 3, 2008 between with NHP	(1)
		and Emeritus Corporation (2 communities)
	10.75.02	Third Amendment to Loan Agreement dated October 22, 2008 between NHP	(1)
		and Emeritus Corporation
10.76	Documents Relating to Debt Financing with Capmark Bank (7 communities)
	Dated 2008
	10.76.01	Freddie Mac Multifamily Mortgage, Security, Assignment of Rents and Security Agreement	(1)
		dated December 30, 2008 between EMERICHIP Dover, LLC and Capmark Bank.
		Representative example of 7 communities which in total equal $36.3 million.
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 11, 2009.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated May 11, 2009.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 11, 2009.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 11, 2009.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated May 11, 2009.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated May 11, 2009.

Footnotes:

(1)	Filed herewith.