Form 10-Q
period 2009-06-30
EMERITUS CORP\WA\
filed 2009-08-06
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2009

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
____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2009, there were 39,228,624 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. Financial Information

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	June 30, 2009	December 31,
Current Assets:	(unaudited)	2008
Cash and cash equivalents	$41,487	$27,254
Short-term investments	1,794	1,802
Trade accounts receivable, net of allowance of $961 and $549	10,832	11,596
Other receivables	5,183	5,556
Tax, insurance, and maintenance escrows	23,708	21,762
Prepaid workers' compensation	20,375	19,288
Other prepaid expenses and current assets	23,782	23,720
Property held for sale	37,987	13,712
Total current assets	165,148	124,690
Long-term investments	4,979	4,192
Property and equipment, net of accumulated depreciation of $182,179 and $144,441	1,688,262	1,725,558
Restricted deposits	12,790	12,337
Lease acquisition costs, net of accumulated amortization of $1,672 and $1,877	3,827	3,867
Goodwill	74,197	73,704
Other intangible assets, net of accumulated amortization of $22,702 and $76,368	123,082	131,994
Other assets, net	17,550	18,851
Total assets	$2,089,835	$2,095,193

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$43,616	$18,267
Current portion of capital lease and financing obligations	10,583	9,172
Trade accounts payable	6,950	7,474
Accrued employee compensation and benefits	34,942	32,778
Accrued interest	7,463	7,012
Accrued real estate taxes	9,537	9,791
Accrued professional and general liability	9,131	10,842
Accrued income taxes	1,857	3,715
Other accrued expenses	12,830	12,284
Deferred revenue	12,478	12,463
Unearned rental income	16,940	16,101
Total current liabilities	166,327	139,899
Long-term debt, less current portion	1,337,928	1,355,149
Capital lease and financing obligations, less current portion	170,944	180,684
Deferred gain on sale of communities	7,732	2,667
Deferred rent	23,971	14,022
Other long-term liabilities	36,391	36,744
Total liabilities	1,743,293	1,729,165
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $.0001 par value. Authorized 100,000,000 shares; issued and outstanding
39,158,419 and 39,091,648 shares at June 30, 2009, and December 31, 2008, respectively	4	4
Additional paid-in capital	722,195	719,903
Accumulated other comprehensive income	621	–
Accumulated deficit	(382,462)	(360,506)
Total Emeritus Corporation shareholders' equity	340,358	359,401
Noncontrolling interest–related party	6,184	6,627
Total shareholders' equity	346,542	366,028
Total liabilities and shareholders' equity	$2,089,835	$2,095,193

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Community revenue	$217,631	$183,677	$434,149	$366,287
Management fees	1,453	1,223	2,920	2,382
Total operating revenues	219,084	184,900	437,069	368,669

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	138,487	117,860	279,915	237,249
General and administrative	15,987	14,731	30,967	29,342
Depreciation and amortization	17,960	29,181	39,388	59,816
Facility lease expense	29,473	22,313	58,669	44,629
Total operating expenses	201,907	184,085	408,939	371,036
Operating income (loss) from continuing operations	17,177	815	28,130	(2,367)

Other income (expense):
Interest income	189	581	327	1,433
Interest expense	(25,846)	(22,430)	(51,479)	(43,156)
Change in fair value of interest rate swaps	752	972	842	135
Equity gains (losses) in unconsolidated joint ventures	560	665	1,184	(857)
Other, net	(182)	(580)	(136)	(176)
Net other expense	(24,527)	(20,792)	(49,262)	(42,621)

Loss from continuing operations before income taxes	(7,350)	(19,977)	(21,132)	(44,988)
Provision for income taxes	(270)	(270)	(540)	(480)
Loss from continuing operations	(7,620)	(20,247)	(21,672)	(45,468)
Income (loss) from discontinued operations	316	(4,987)	(727)	(5,734)
Net loss	(7,304)	(25,234)	(22,399)	(51,202)
Less net loss attributable to the noncontrolling interest	229	–	443	–
Net loss attributable to Emeritus Corporation common shareholders	$(7,075)	$(25,234)	$(21,956)	$(51,202)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.19)	$(0.52)	$(0.54)	$(1.16)
Discontinued operations	0.01	(0.13)	(0.02)	(0.15)
	$(0.18)	$(0.65)	$(0.56)	$(1.31)

Weighted average common shares outstanding-basic and diluted	39,147	39,059	39,132	39,048

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(22,399)	$(51,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,388	59,816
Amortization of above/below market rents	4,973	5,048
Amortization of deferred gain	(148)	(1,004)
Impairment of long-lived assets and investments	1,132	4,277
Amortization of loan fees	1,527	1,110
Allowance for doubtful receivables	1,676	801
Equity investment (gains) losses and distributions	(1,184)	857
Stock based compensation	2,063	2,818
Change in fair value of interest rate swaps	(842)	(135)
Other	609	1,152
Changes in operating assets and liabilities
Deferred rent	9,949	4,792
Deferred revenue	15	2,256
Change in operating assets and liabilities - other	(3,410)	8,676
Net cash provided by operating activities	33,349	39,262
Cash flows from investing activities:
Acquisition of property and equipment	(16,108)	(557,155)
Community acquisition	(10,579)	(6,935)
Acquisition deposits	-	(2,995)
Sale of property and equipment	2,677	6,754
Lease and contract acquisition costs	(170)	(686)
Payments from affiliates and other managed communities, net	699	175
Distribution from (investment in) unconsolidated joint ventures/other	1,018	(2,974)
Net cash used in investing activities	(22,463)	(563,816)
Cash flows from financing activities:
Proceeds from sale of stock	257	517
Cash escrow for redemption of convertible debentures	-	(10,782)
(Increase) decrease in restricted deposits	(256)	1,708
Debt issuance and other financing costs	(274)	(9,529)
Proceeds from long-term borrowings and financings	10,864	661,544
Repayment of long-term borrowings and financings	(2,736)	(140,031)
Repayment of capital lease and financing obligations	(4,508)	(9,378)
Net cash provided by financing activities	3,347	494,049
Net increase (decrease) in cash and cash equivalents	14,233	(30,505)
Cash and cash equivalents at the beginning of the period	27,254	67,710
Cash and cash equivalents at the end of the period	$41,487	$37,205

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$49,483	$41,570
Cash paid during the period for income taxes	1,694	1,405
Cash received during the period for income tax refunds	83	2,496
Non-cash financing and investing activities:
Adjustments related to purchase of leased properties:
Capital and financing lease buyouts	-	281,925
Deferred gains and losses	-	15,462
Lease acquisition costs in a lease buyback	-	13,570
Deferred rent	-	562
Capital lease and financing obligations	295	4,802
Sales leaseback transaction
Increase in net PP&E	968	-
Decrease in lease obligation	4,115	-
Increase in deferred gain	(5,212)	-
Decrease in deferred rent	129	-
Unrealized gain on investment in marketable equity securities	621	62

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
				Accumulated
	Common stock		Additional	other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity

Balances at December 31, 2008	39,091,648	$4	$719,903	$-	$(360,506)	$6,627	$366,028
Options exercised	66,771	–	229	–	–	–	229
Stock option compensation expense	–	–	2,063	–	–	–	2,063
Accumulated other comprehensive income	–	–	–	621	–	–	621
Net loss	–	–	–	–	(21,956)	(443)	(22,399)
Balances at June 30, 2009	39,158,419	$4	$722,195	$621	$(382,462)	$6,184	$346,542

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1.	Description of Business

Emeritus Corporation (Emeritus or the Company) is an assisted living and Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  These communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of June 30, 2009, the Company owned 165 communities and leased 105 communities.  These 270 communities, of which five are accounted for as discontinued operations, comprise the communities included in the consolidated financial statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of June 30, 2009, we managed 39 communities, of which 24 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of from 5% to 6% of gross revenues.

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

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  Revisions in such estimates are charged to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on March 16, 2009.  See Note 11 for additional discussion of our policy regarding goodwill impairment tests.

Basis of Presentation

Throughout this Quarterly Report on Form 10-Q, unless specified otherwise, references to “we,” “us,” and “our” refer to Emeritus.

The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of June 30, 2009 and for all periods presented.  Except as otherwise disclosed in these Notes, such adjustments are of a normal, recurring nature.  The results of operations for the period ended June 30, 2009, are not necessarily indicative of the operating results that may be achieved for the full year ended December 31, 2009.  Management presumes that those reading this interim financial information have read or have access to the 2008 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 16, 2009.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2009

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the condensed consolidated financial statements to conform to the current period presentation.

The 2008 financial information has been recast so that the basis of presentation is consistent with that of the 2009 financial information.  Specifically, in 2009 our Board of Directors approved the sale of three communities and, as a result, we reclassified the results of operations for these communities to discontinued operations for all periods presented (see Note 9).  Additionally, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160) effective January 1, 2009, and, as a result, we have classified the “Noncontrolling interest—related party” as a separate component of shareholders’ equity in our consolidated balance sheets as of June 30, 2009, and December 31, 2008.  We also present the amount of consolidated net loss attributable to Emeritus and to the noncontrolling interest on the face of the statement of operations in accordance with SFAS No. 160.

The condensed consolidated balance sheet as of December 31, 2008, has been revised to reflect a reallocation of approximately $15.6 million of our valuation allowance from current deferred tax assets to noncurrent deferred tax assets, resulting in current deferred tax assets and noncurrent deferred tax liabilities of $15.6 million in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  We will be required to apply SFAS No. 167 as of January 1, 2010.  We are reviewing the requirements of SFAS No. 167, which applies to our investments in unconsolidated joint ventures, and have not yet made a definitive determination as to whether this statement will require us to consolidate our equity method investees.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (as amended) (SFAS No. 165), which is effective for our June 30, 2009, financial statements.  SFAS No. 165 establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, as defined in the Statement.  As is required for public companies, we evaluate subsequent events through the date that our financial statements are issued; i.e., distributed to the public.  The adoption of SFAS No. 165 did not change our current practice and had no impact on our consolidated financial statements.

3.	Stock-Based Compensation

We record compensation expense based on fair value for all stock-based awards, which is estimated using the Black-Scholes option pricing model.  We recorded compensation expense for stock options and shares issued under our various equity incentive plans and the Amended 1998 Employee Stock Purchase Plan (the 1998 ESP Plan) of approximately $1.1 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $2.1 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, we granted options to purchase 11,200 shares of common stock from the 2006 Equity Incentive Plan (the 2006 Plan) and options to purchase 52,500 shares of common stock from the Amended and Restated Option Plan for Non-employee Directors (the Directors Plan).

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2009

The following table summarizes our stock option activity for the six months ended June 30, 2009:

		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	$(000)
Outstanding at beginning of period	2,840,652	$16.30
Granted	63,700	$11.95
Exercised	(66,771)	$3.65	$382
Forfeited/expired	(203,800)	$19.29

Outstanding at end of period	2,633,781	$16.28	$8,387

Options exercisable	1,275,042	$14.87	$4,998

Weighted-average fair value of options granted		$7.33

Options exercisable in the money	528,377		$4,998
Options exercisable out of the money	746,665		$-

The amount of cash received from the exercise of stock options under the Company's various equity incentive plans and stock purchased through the 1998 ESP Plan was $257,000 and $517,000 in the six months ended June 30, 2009 and 2008, respectively.  On March 19, 2009, our board of directors terminated the 1998 ESP Plan after all shares reserved for issuance under the plan had been issued.

On May 21, 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan (the 2009 ESP Plan).  Sales of Emeritus stock to eligible employees will resume under this new plan for the offering period ended September 30, 2009 under substantially the same terms as the 1998 ESP Plan.

As of June 30, 2009, there were 400,000 shares available for purchase under the 2009 ESP Plan, 972,992 shares available for grant under the 2006 Plan, and 44,000 shares available for grant under the Directors Plan.

We estimate the fair value of our options using the Black-Scholes option pricing model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  We group the options into two main categories based on expected life, which are the employee group and the non-employee directors.  The fair value of the stock options granted is estimated using a risk-free rate that is the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  The expected life of the stock options granted (five or seven years) is estimated using the historical exercise behavior of option holders.  Expected volatility is based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is currently estimated at 6.5% of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Our options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  The fair value of the options granted in the current year period under the 2006 Plan was estimated at the date of grant using the following weighted average assumptions:

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2009

	For Employees and Key Executives
	Six Months Ended June 30,
	2009	2008

Expected life from vest date (in years)	5	5
Risk-free interest rate	1.87-1.90%	2.69%
Volatility	55.6-57.2%	42.7%

The fair value of options granted in the current year period under the Directors Plan was estimated at the date of grant using the following weighted average assumptions:

	For Directors
	Six Months Ended June 30,
	2009	2008

Expected life from vest date (in years)	7	7
Risk-free interest rate	2.86%	3.90%
Volatility	61.6%	54.7%

Beginning in 1998, and until the termination of the 1998 ESP Plan in March 2009, we had offered eligible employees the opportunity to purchase Emeritus common stock through the 1998 ESP Plan at a 15% discount from the lower of the market price on (a) the first trading date of each calendar quarter or (b) the last trading date of each quarter.  Due to an inadvertent error in recordkeeping, the amount of shares issued under the 1998 ESP Plan exceeded the 400,000-share reserve.  As a result, the excess shares were not registered with the SEC.  Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares have the right to require us to repurchase the shares at the original exercise price plus interest or, if the employee bought and sold the shares for a loss, to reimburse the employee for the amount of the loss.  For the quarterly offering periods ended December 31, 2007, through December 31, 2008, we sold a total of 55,031 unregistered shares to plan participants at a weighted average price of $12.56 per share.  Accordingly, the aggregate purchase price of shares subject to rescission is approximately $650,000.  Cash paid for share purchases, if any, will be recorded as a reduction in shareholders’ equity.  As of August 1, 2009, we have not repurchased any shares subject to rescission.

4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the condensed consolidated financial statements included in this Form 10-Q.

2008 Ventas Asset Acquisition

In December 2008, we purchased five communities from Ventas Realty, LP (Ventas) consisting of 432 units (Ventas Purchase) for a purchase price of $64.3 million plus transaction costs of $282,000.  Prior to this acquisition, we operated these communities under lease agreements with affiliates of Ventas.

Previously, we accounted for four of the communities as operating leases, and one of the communities as a capital lease.  In connection with the Ventas Purchase, we borrowed $55.6 million, of which $45.6 million represents mortgage financing and $10.0 million was borrowed from Ventas under a three-year note.

2008 HCP Lease Agreement

In December 2008, we executed a Master Lease and Security Agreement (the HCP Agreement) to lease 11 communities comprised of 1,462 units/beds from affiliates of HCP, Inc. (collectively, HCP).  The HCP Agreement

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2009

is for a term of ten years.  Annual rents are fixed at $17.5, $21.0, $25.0, $28.0, and $30.0 million in years one through five, respectively, and thereafter will increase by the greater of the increase in the CPI or 3.0%.

2008 HCN Asset Acquisition

In June 2008, we entered into an asset purchase agreement (the HCN Agreement) with Health Care REIT, Inc. (HCN) and its affiliated entities to purchase 29 communities consisting of 2,257 units located throughout the United States for a purchase price of $299.9 million, excluding transaction costs.  The Company formerly leased these communities from HCN.  As provided in the HCN Agreement, the transaction closed in two phases.

In June 2008, we completed the first phase of the HCN transaction (Tranche 1).  Tranche 1 consisted of 19 communities with a capacity of 1,564 units and a purchase price of $222.7 million, plus closing costs of $1.1 million.  The Company financed Tranche 1 with mortgage debt of approximately $163.2 million and seller-provided debt of $50.0 million.  We accounted for 18 of the 19 acquired communities in Tranche 1 as capital leases.

In October 2008, we completed the second phase of the HCN transaction (Tranche 2).  This closing consisted of 10 communities with a capacity of 693 units for a purchase price of $77.2 million plus transaction costs of $190,000.  Tranche 2 was financed with $29.0 million of fixed rate mortgage debt and $27.4 million of variable rate mortgage debt.  We previously accounted for nine of the 10 acquired communities in Tranche 2 as capital leases and one as an operating lease.

As part of Tranche 2, eight of the 10 communities are included in a 50/50 joint venture owned by Emeritus and Mr. Daniel R. Baty, the Company’s Chairman and Co-CEO, who contributed approximately $6.8 million to the joint venture for the purchase of the properties.  Prior to the acquisition and continuing after the acquisition, these eight communities are subject to a cash flow sharing agreement with Mr. Baty, which under the new agreement operates under similar economic terms and conditions as the existing cash flow sharing agreement.  Emeritus has the option to buy out Mr. Baty’s membership interest in the joint venture after January 1, 2011, for a price equal to the lesser of fair market value or a formula specified in the joint venture operating agreement, but in no event less than the amount of Mr. Baty’s capital contribution.  The joint venture is included in the consolidated financial statements of Emeritus.

2008 NHP Asset Acquisition

In April  2008, we purchased from Nationwide Health Properties, Inc. (NHP) 24 communities consisting of 1,672 units for a purchase price of $314.0 million plus transaction costs of $856,000.  We had previously leased these communities from NHP and accounted for them as capital leases.  We financed the purchase through mortgage debt of approximately $249.1 million and seller-provided debt of $30.0 million.

Other Acquisitions

On June 17, 2009, we purchased an 85-unit assisted living community that we previously managed for Columbia Pacific Group, Inc., whose principal owner is Mr. Baty.  The purchase price was $10.6 million, of which $7.8 million was financed with mortgage debt and $1.3 million was financed with an unsecured note payable to an affiliate of Mr. Baty (the Baty Note).  Closing costs of approximately $20,000 related to this purchase were expensed.

The preliminary purchase price was allocated as follows, based on the estimated fair value of the tangible and identified intangible assets (in thousands):

Current assets	$4
Property and equipment	8,800
In-place resident contract intangible	1,283
Goodwill	492

Purchase price	$10,579

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2009

During the second quarter of  2009, we purchased the California homes of Mr. Granger Cobb, our Co-Chief Executive Officer, and Mr. Budgie Amparo, our Senior Vice President—Quality and Risk Management, in connection with their required relocation to Seattle following the merger with Summerville Senior Living, Inc. (Summerville) in September 2007.  The combined purchase price was approximately $4.3 million.  The purchase price for each was determined based on an independent appraisal.  The homes are included in “Property held for sale” in the condensed consolidated balance sheet at June 30, 2009.

In January 2009, we entered into a lease for one community consisting of 83 units.  The lease term is ten years with two five-year renewal options available.  The initial annual minimum rent is approximately $600,000 (less abatements in the first year of $300,000) with fixed annual increases of 3.0%.

In December 2008, we entered into a lease for two communities consisting of 254 units.  The lease term is ten years with two five-year renewal options available.  The initial annual lease payment is approximately $1.8 million with fixed increases for two years and increases thereafter at 3.0%.

In June 2008, we purchased a 54-unit community for $6.8 million plus closing costs of $185,000, of which $6.0 million was financed through a mortgage loan.

Sale-Leaseback

In 2003, we sold four communities to HCN and leased them back.  The sale did not qualify for sale-leaseback accounting because of our continuing involvement in the form of a guarantee of the underlying mortgage debt, which was assumed by HCN in the sale.  Therefore, we recorded the sale proceeds of $34.6 million as a financing lease obligation and continued to report the real estate and equipment as owned assets.

We were informed by HCN that they paid off these underlying mortgage obligations in June 2009 and so we recorded the sale-leaseback.  Each of the four leases are now accounted for as capital leases.  As a result, we recorded a net increase in property and equipment of $968,000, a net decrease in capital lease and financing obligations of $4.1 million, an increase in deferred gains of $5.2 million and a decrease in deferred rent of $129,000.

5.	Long-Term Debt

In February 2008, we entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  Interest is calculated on outstanding borrowings based on our choice of either (a) a fluctuating rate equal to the daily one-month London Interbank Offered Rate (LIBOR) plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, we are required to pay fees equal to 1.0% of the face amount of every letter of credit issued under the line as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year, a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio, as defined, of 1.1 to 1.0.  There were no outstanding borrowings under the line of credit at June 30, 2009, or December 31, 2008.  In June 2009, the line of credit was extended from June 30, 2009, to June 30, 2010.  Other terms and conditions were unchanged except for the minimum annual capital expenditure requirement, which was changed from $400 to $450.

On June 17, 2009, we entered into two debt agreements related to the purchase of an assisted living community (see Note 4).  The $7.8 million Freddie Mac mortgage loan has a ten-year term, with monthly payments of interest only at 6.92% through January 2011 and monthly payments of principal and interest thereafter based on a 30-year amortization, with the unpaid principal balance due at maturity.  The $1.3 million unsecured Baty Note has a five-year term, with monthly payments of interest only at 6.5% and the principal balance due at maturity.  The maturity date of the Baty Note will be accelerated in the event that Emeritus sells, in a single offering, debt or equity securities in the amount of $150.0 million or more.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2009

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

On June 30, 2009, we entered into an agreement to extend the maturity of $23.0 million of mortgage debt from April 1, 2010, to October 1, 2010.  The interest rate on the loan increased from 2.9% over LIBOR, with no floor, to 4.0% over LIBOR with a floor of 6.5%.

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

Emeritus is a party to two interest rate swaps with a combined notional amount of $32.0 million.  The swaps effectively convert the interest rates on the related mortgage debt from floating rates to fixed rates, thus mitigating the impact of interest rate changes on future interest expense.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Our interest rate swap contracts are considered cash flow hedges as they address the risk associated with future cash flows of debt transactions.  We have chosen not to designate our interest rate swaps as hedge instruments; therefore, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change.

As of June 30, 2009 and December 31, 2008, the combined fair value of the two interest rate swaps was as follows (in thousands):

		As of	As of
		June 30, 2009	December 31, 2008
	Balance Sheet	Fair	Fair
	Location	Value	Value

Interest rate swaps	Other long-term liabilities	$ 1,440	$ 2,282

7.	Loss Per Share

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

The following table summarizes those potential common shares that are excluded in each period because they are antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June, 30,
	2009	2008	2009	2008
Convertible debentures	–	475	–	475
Options	2,634	2,174	2,634	2,174
	2,634	2,649	2,634	2,649

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(7,304)	$(25,234)	$(22,399)	$(51,202)
Other comprehensive income (loss):
Unrealized holding gains (losses)
on available-for-sale investment securities	835	(202)	621	62
Comprehensive loss	$(6,469)	$(25,436)	$(21,778)	$(51,140)

Amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loss from continuing operations	$(7,391)	$(20,247)	$(21,229)	$(45,468)
Income (loss) from discontinued operations	316	(4,987)	(727)	(5,734)
Net loss attributable to Emeritus Corporation common shareholders	$(7,075)	$(25,234)	$(21,956)	$(51,202)

9.	Discontinued Operations

During the first half of 2008, we decided to discontinue operations at five of our communities and put the assets and businesses up for sale.  We decided to sell these communities primarily because they have consistently incurred operating losses over a sustained period of time due to local market conditions.  Two of the communities were sold in the second quarter of 2008, one was sold on January 1, 2009, and the remaining two are expected to be sold during 2009.
.
During the first quarter of 2009, we decided to sell three additional underperforming communities, which we expect will be sold during 2009.  Financial statements for the three and six months ended June 30, 2008, have been recast to present the operations of these communities as discontinued operations.

The assets of all five properties remaining to be sold as of June 30, 2009, which consist of property and equipment, are presented separately in “Property held for sale” in the accompanying condensed consolidated balance sheet at June 30, 2009 at their estimated fair value less costs to sell (see Note 11).  We will continue to operate these communities until sold.

The following table shows the revenues and net income (loss) for the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total revenue	$3,631	$4,266	$7,212	$9,195

Net income (loss)	$316	$(4,987)	$(727)	$(5,734)

10.	Liquidity

As of June 30, 2009, the Company has a working capital deficit of $1.2 million.  We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes, as part of current assets, $15.1 million of deferred tax assets and, as part of current liabilities, $29.4 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from period to period in such a way as to require the use of significant cash, except for debt obligations of $43.6 million scheduled to mature in the next 12 months, of which $34.4 million is related to properties held for sale that is due in 2012 but will be payable upon the sale of the related properties.  We intend to refinance the remaining 2010 obligations prior to their respective due dates.

We reported net cash generated from operating activities in the condensed consolidated statements of cash flows of $33.3 million and $39.3 million for the six months ended June 30, 2009 and 2008, respectively.  While we have reported positive cash flows from operating activities over the past three years, the cash flows have not always been sufficient to pay all of the Company’s long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such financing will be readily available, or on terms attractive to us.

In fiscal 2008 and into 2009, we refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2010 through 2019.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  For the quarter ended June 30, 2009, we were in violation of covenants related to rent coverage ratio requirements in leases covering four communities and a debt service coverage ratio requirement in one debt agreement for a newly expanded and renovated community.  We have obtained waivers from the owners/lender related to these defaults and, as such, the Company was deemed to be in compliance as of June 30, 2009.  The lease waivers expire on July 1, 2010.

11.	Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques that we utilize to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Investment securities – trading	$1,794	$-	$-	$1,794
Investment securities – available-for-sale	1,855	-	-	1,855
Property held for sale	-	37,987	-	37,987
Liabilities
Derivative financial instruments	-	1,440	-	1,440

In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access.  For example, the Company’s investment in available-for-sale equity securities is valued based on the quoted market price for that security.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.  For example, we use market interest rates and yield curves that are observable at commonly quoted intervals in the valuation of our interest rate swap contracts.  The fair value of property held for sale was determined based on recent offers from prospective purchasers.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, short-term borrowings, accounts payable, capital and financing lease obligations, and long-term debt.  The fair value of the Company’s other financial instruments at June 30, 2009 and December 31, 2008, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value, with the exception of the following (in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,381,544	$1,369,930	$1,373,416	$1,332,370

The fair value of debt obligations was estimated using discounted cash flows based on the Company’s assumed incremental borrowing rates of 8.0% for unsecured borrowings and 6.5% for secured borrowings at June 30, 2009 and 8.0% for unsecured borrowings and 6.0% for secured borrowings at December 31, 2008.

Impairment of Long-Lived Assets

We recorded impairment losses of $69,000 and $4.3 million in the three months ended June 30, 2009 and 2008, and $1.1 million and $4.3 million in the six months ended June 30, 2009 and 2008, respectively, which are included in income (loss) from discontinued operations (see Note 9).

Goodwill Impairment Test

Our policy is to estimate the fair value of the Company using a combination of the market capitalization, discounted cash flows, and market comparable approaches.  We use market capitalization as an initial indicator of impairment for our annual impairment test on October 31st of each year, and as a triggering event that may indicate possible impairment of the reporting unit’s goodwill in interim periods.  We believe the majority shareholders would demand a premium to the current trading price (would not sell at that price) and that a control premium exists.  Because of this control premium, we believe that the market capitalization represents an estimated minimum fair value.

The Company’s stock price declined in the first quarter of 2009 such that as of March 31, 2009, the Company’s market price per share closed at $6.56, which was less than net book value per share.  We therefore tested goodwill for impairment as of March 31, 2009.  The concluded fair value estimate of $9.80 per share at March 31, 2009, was determined using a weighted average of the income approach (discounted cash flows) and the market comparable approach.  The Company’s book value per share as of March 31, 2009, was $8.83.  Because the estimated fair value exceeded book value on that date, we concluded that no impairment existed at March 31, 2009.

As of June 30, 2009, the Company’s closing stock price was $13.21 compared to its book value of $8.85 and therefore we did not perform a goodwill impairment test as of that date.

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

Included in our income tax accruals are liabilities for unrecognized tax benefits, including penalties and interest, which were recorded in connection with the purchase price allocation in the Summerville merger.  This liability, of which $1.9 million is included in “Other long-term liabilities” and approximately $717,000 is included in “Accrued income taxes,” is the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

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

Overview

During the first six months of 2009, we continued to concentrate on implementing our previously disclosed growth strategy, which focuses on increasing our revenues and cash flows through a combination of: (i) organic growth in

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

our existing operations; (ii) selected acquisitions of additional communities; and (iii) expansion of our existing communities.  A summary of activity in the first six months of 2009 is as follows:

•
Operating income from continuing operations was $28.1 million compared to a $2.4 million loss in the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $22.0 million compared to $51.2 million in the prior year period.

•	Average occupancy was 86.4% as compared to 86.9% in the prior year period.
•	Average rate per occupied unit increased to $3,653 as compared to $3,359 in the prior year period.
•	Net cash provided by operating activities was $33.3 million as compared to $39.3 million in the prior year period.
•	We added one owned, one leased, and two managed communities to our portfolio, opened a new Alzheimer’s community, and opened one expansion at an existing community.
•	We reclassified three underperforming communities to discontinued operations and sold one building that was held for sale.

The following table sets forth a summary of our property interests:

	As of June 30,		As of December 31,		As of June 30,
	2009		2008		2008
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	165	13,180	164	13,111	149	11,952
Leased (2)	105	10,632	104	10,548	106	9,855
Consolidated Portfolio	270	23,812	268	23,659	255	21,807
Managed/Admin Services	15	1,604	14	1,479	11	1,265
Joint Venture/Partnership	24	1,818	24	1,818	23	1,737
Operated Portfolio	309	27,234	306	26,956	289	24,809

Percentage increase (3)	1.0%	1.0%	6.6%	9.2%	0.7%	0.5%

(1) Of the owned communities at June 30, 2009, five are held for sale and are included in discontinued operations, representing 538 units.

(2)   Of the 105 leased communities at June 30, 2009, 79 are accounted for as operating leases, in which the assets and liabilities of the communities are not included in our condensed consolidated balance sheet and 26 are accounted for as capital leases, in which a long-term asset and corresponding liability is established on our balance sheet.

(3) The percentage increase indicates the change from the prior year, or, in the case of June 30, 2009 and 2008, from the end of the prior fiscal year.

The total consolidated portfolio of 23,812 units at June 30, 2009, consists of the following unit types:

Total Units
Independent Living	1,361
Assisted Living	17,975
Alzheimer's Care	3,393
Skilled Nursing Care	252
Operating Units	22,981
Held for sale (5 properties)	538
Units taken out of service	293
Designed Capacity Units	23,812

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Significant Transactions

In recent periods we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  These transactions are summarized below.  For details on significant transactions that affected the comparability of the financial statements included in this Quarterly Report on Form 10-Q, see Note 4, Acquisitions and Other Significant Transactions, in Notes to Condensed Consolidated Financial Statements.
				Purchase	Amount
				Price (1)	Financed
Portfolio	Date	Communities	Units	(in thousands)
Individual community	June 2009	1	85	$10,579	$9,010	(2)
Individual community	January 2009	1	83	-	-	(3)
Ventas	December 2008	5	432	64,251	55,621	(4)
HCP, Inc.	December 2008	11	1,462	-	-	(3)
Individual communities	December 2008	2	254	-	-	(3)
Health Care REIT, Inc. (Tranche 2)	October 2008	10	693	77,164	56,398	(4)
Health Care REIT, Inc. (Tranche 1)	June 2008	19	1,564	222,656	213,220	(4)
Individual community	June 2008	1	54	6,750	6,000	(2)
Nationwide Health Properties, Inc.	April 2008	24	1,672	313,954	279,140	(4)
Nationwide Health Properties, Inc.	January 2008	1	38	-	-	(5)
Individual community	January 2008	1	104	-	-	(3)
		76	6,441
(1) Excludes closing costs and purchase accounting adjustments.
(2) Purchase of community
(3) Operating leases.
(4) Acquisition of properties previously operated under leases.
(5) Leased community included in April 2008 acquisition.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

The following table shows the changes in buildings from December 31, 2007, through June 30, 2009, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - development	Jan-08	–	1	1	–	1
Summerville at Hazel Creek	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289
NHP Purchase	Apr-08	24	(24)	–	–	–
Galleria Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Meridian Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Arborwood	Jun-08	1	–	1	–	1
Emeritus at Stow - development	Jun-08	–	–	–	1	1
HCN Purchase	Jun-08	19	(19)	–	–	–
June 30, 2008		149	106	255	34	289
No acquisitions or dispositions in the quarter		-	–	–	–	–
September 30, 2008		149	106	255	34	289
HCN Purchase	Oct-08	10	(10)	–	–	–
New management agreements	Nov-08	–	–	–	4	4
HCP Lease	Dec-08	–	11	11	–	11
LTC Leases	Dec-08	–	2	2	–	2
Ventas 5	Dec-08	5	(5)	–	–	–
December 31, 2008		164	104	268	38	306
Autumn Ridge - disposition	Jan-09	(1)	–	(1)	–	(1)
Emeritus at Northdale	Jan-09	–	1	1	–	1
Emeritus at Urbandale - development	Jan-09	1	–	1	–	1
New management agreements	Jan-09	–	–	–	2	2
March 31, 2009		164	105	269	40	309
Emeritus at College Park	Jun-09	1	–	1	(1)	–
June 30, 2009		165	105	270	39	309

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

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

The table below shows the average monthly revenue per occupied unit and occupancy rate for our consolidated portfolio for the three months ended June 30, 2009 and 2008.  Please refer to the complete comparison contained herein for further analysis of these rate and occupancy statistics.

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
Average monthly revenue
per occupied unit	$3,650	$3,382	$268	7.9%

Average occupancy rate	86.6%	86.5%		.1	ppt*

* percentage points

We believe that occupancy rates reflect industry-wide factors and other economic conditions, as well as our own actions and policies, including the various acquisitions and development projects we completed in 2008 and 2009.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

Since our inception in 1993, we have incurred operating losses totaling approximately $382.5 million as of June 30, 2009.  We believe that these losses have resulted from our emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Statements of Operations as Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from our condensed consolidated statements of operations as a percentage of total revenues and the percentage change of the dollar amounts from period to period.

					Period-to-Period
					Percentage
					Change
					Fav / (Unfav)
	Percentage of Revenues				Three Months	Six Months
	Three Months Ended		Six Months Ended		Ended	Ended
	June 30,		June 30,		June 30,	June 30,
	2009	2008	2009	2008	2009-2008	2009-2008

Revenues:	100.0%	100.0%	100.0%	100.0%	18.5%	18.6%
Expenses:
Community operations*	63.2	63.7	64.1	64.4	(17.5)	(18.0)
General and administrative	7.3	8.0	7.1	8.0	(8.5)	(5.5)
Depreciation and amortization	8.2	15.8	9.0	16.2	38.5	34.2
Facility lease expense	13.5	12.1	13.4	12.1	(32.1)	(31.5)
Total operating expenses	92.2	99.6	93.6	100.7	(9.7)	(10.2)
Operating income (loss) from continuing operations	7.8	0.4	6.4	(0.7)	N/A	N/A
Other income (expense)
Interest income	0.1	0.3	0.1	0.4	(67.5)	(77.2)
Interest expense	(11.7)	(12.1)	(11.8)	(11.7)	(15.2)	(19.3)
Change in fair value of interest rate swaps	0.3	0.5	0.2	-	(22.6)	523.7
Equity gains (losses) in unconsolidated
joint ventures	0.3	0.4	0.3	(0.2)	15.8	(238.2)
Other, net	(0.1)	(0.3)	-	-	(68.6)	(22.7)
Net other expense	(11.1)	(11.2)	(11.2)	(11.5)	(18.0)	(15.6)
Loss from continuing operations before
income taxes	(3.3)	(10.8)	(4.8)	(12.2)	63.2	53.0
Provision for income taxes	(0.1)	(0.1)	(0.1)	(0.1)	-	(12.5)
Loss from continuing operations	(3.4)	(10.9)	(4.9)	(12.3)	62.4	52.3
Income (loss) from discontinued operations	0.1	(2.7)	(0.2)	(1.6)	106.3	87.3
Net loss	(3.3)	(13.6)	(5.1)	(13.9)	71.1	56.3
Less net loss attributable to the
noncontrolling interest	0.1	-	0.1	-	N/A	N/A
Net loss attributable to Emeritus
Corporation common shareholders	(3.2%)	(13.6%)	(5.0%)	(13.9%)	72.0%	57.1%

*  exclusive of depreciation and amortization and facility lease expense shown separately.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Comparison of the Three Months Ended June 30, 2009 and 2008

Net Loss Attributable to Emeritus Corporation Common Shareholders

We recorded a net loss of $7.1 million in the three months ended June 30, 2009, compared to $25.2 million in the prior year period.  Our loss in the quarter is due primarily to the fact that interest expense exceeds our operating income from continuing operations.  As discussed under Liquidity and Capital Resources, we have incurred significant losses since our inception, but so far in 2009 and in each of the past three years we have generated positive cash flow from operating activities.

The $18.1 million decrease in our net loss is due primarily to operating income from continuing operations, which increased by $16.4 million to $17.2 million in the current period.  The increase in operating income reflects the acquisition of communities, improvements in operating margins, and a decrease in amortization expense.  Interest expense (net of interest income) increased by $3.8 million, which was offset by a decrease in impairment losses included in discontinued operations.  The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$217,631	$183,677	$33,954	18.5%
Management fees	1,453	1,223	230	18.8%
Total operating revenues	$219,084	$184,900	$34,184	18.5%

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ

Average monthly revenue per occupied unit	$3,650	$3,382	$268	7.9%

Average occupancy rate	86.6%	86.5%		0.1	ppt*

* percentage points

Of the $34.0 million increase in community revenues for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, approximately $23.8 million was due to the addition of 17 new communities.  The remaining increase of $10.2 million was primarily due to increases in the average monthly revenue per occupied unit, which resulted from an average rate increase of approximately 3.4% and the addition of new communities with average revenue per unit that was higher than that of our existing communities.

We continue our efforts to build our occupancy through sales and marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  In spite of the current economic downturn, we believe that these initiatives will continue to have a positive impact on operating performance over time.

The management fee revenue was derived from the Blackstone joint venture (Blackstone JV), from which we recorded $871,000 and $822,000 in the three-month periods ended June 30, 2009 and 2008, respectively, and from the Stow joint venture (Stow JV) and other third-party contracts.  The Blackstone JV and the Stow JV accounted for $44,000 of the increase and the remainder was due to the addition of six new management contracts.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Community Operations:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$138,487	$117,860	$20,627	17.5%
As a percent of revenue	63.2%	63.7%		(0.3)	ppt

Of the $20.6 million increase in community operating expense, $17.5 million was due to the addition of 17 new communities.  Of the remaining increase of $3.1 million, $1.8 million was primarily due to increases in labor-related costs.  The remaining increase of $1.3 million was primarily related to increases in supplies of $526,000, bad debts of $412,000, and repairs and maintenance of $376,000, with the remainder consisting of a net decrease in various other community operating expenses.  Both of the three-month periods ended June 30, 2009 and 2008, reflect expense reductions to our professional liability reserves in the amount of $1.7 million and $1.9 million, respectively.

General and Administrative:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$15,987	$14,731	$1,256	8.5%
As a percent of revenue	7.3%	8.0%		(0.7)	ppt

The increase in general and administrative expenses of $1.3 million reflects the Company’s growth over the past year.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $1.3 million, resulting from increases in both the number of personnel and in average salaries.  The increase in salaries and benefits was mitigated by a $320,000 decrease in non-cash stock compensation expense, which amounted to $1.1 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively.  Ongoing stock option expense is approximately $1.1 million per quarter based on the current stock options outstanding.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.5% for the three months ended June 30, 2009 from 6.9% for the three months ended June 30, 2008.

Depreciation and Amortization:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$17,960	$29,181	$(11,221)	(38.5%)
As a percent of revenue	8.2%	15.8%		(7.6)	ppt

The decrease in depreciation and amortization expense of $11.2 million represents a decrease in depreciation expense of $90,000 and a decrease in amortization expense of $11.1 million.  The decrease in depreciation expense is the result of our purchase in 2008 of the real estate underlying 52 communities accounted for as capital leases.  Assets under capital leases are depreciated over the lease terms, which are generally shorter than the useful lives.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009 and accounted for $11.3 million of the amortization expense recorded in the prior year period.

Facility Lease Expense:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$22,062	$17,435	$4,627	26.5%
Above/below market rent	2,457	2,524	(67)	(2.7%)
Straight-line rent	4,954	2,354	2,600	110.5%
Total facility lease expense	$29,473	$22,313	$7,160	32.1%
As a percent of revenue	13.5%	12.1%		1.4	ppt

The increase in facility lease expense of $7.2 million was primarily due to the acquisition of 14 communities operated by us under operating leases and expansions of existing communities, which increased facility lease expense by $8.4 million.  This increase was offset in part by purchases in 2008 of the real estate underlying leased communities.  We leased 79 and 71 communities under operating leases as of June 30, 2009 and 2008, respectively.

Interest Income:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$189	$581	$(392)	(67.5%)
As a percent of revenue	0.1%	0.3%		(0.2)	ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  Our average balance of interest-earning assets and related interest rates were lower in the second quarter of 2009 as compared to the second quarter of 2008.

Interest Expense:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$25,846	$22,430	$3,416	15.2%
As a percent of revenue	11.7%	12.1%		(0.4)	ppt

The increase in interest expense of $3.4 million for the second quarter of 2009 as compared to the 2008 period was primarily due to the increase in long-term debt during 2008 related to the refinancing of certain mortgages and a net increase in debt obligations related to the purchase of 58 previously leased communities, of which 52 were accounted for as capital leases.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Change in Fair Value of Interest Rate Swaps:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$752	$972	$(220)	(22.6%)
As a percent of revenue	0.3%	0.5%		(0.2)	ppt

For the three months ended June 30, 2009 and 2008, we recorded unrealized gains of $752,000 and $972,000, respectively, which represent the change in the fair value of the interest rate swaps.  The fair value of the interest rate swaps is estimated based on market interest rates and yield curves and therefore fluctuates with changes in interest rates.

Equity Gains in Unconsolidated Joint Ventures:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Equity gains in
unconsolidated joint ventures	$560	$665	$(105)	(15.8%)
As a percent of revenue	0.3%	0.4%		(0.1)	ppt

The equity gains of $568,000 from the Blackstone JV were partially offset by equity losses from the Stow JV for the three months ended June 30, 2009.  The equity gain of $665,000 in the three months ended June 30, 2008, includes equity gains of $794,000 from the Blackstone JV, partially offset by equity losses from the Stow JV.

Equity gains and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which are recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $319,000 in the second quarter of 2009 and $876,000 in the 2008 period.

Other, net:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$(182)	$(580)	$398	(68.6%)
As a percent of revenue	(0.1%)	(0.3%)		0.2	ppt

Other, net for the 2009 period includes amortization of deferred gains of $74,000.  The prior year period includes $1.1 million of expenses related to financing transactions, offset in part by amortization of deferred gains of $502,000.

Income Taxes:

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(270)	$(270)	$–	–
As a percent of revenue	(0.1%)	(0.1%)		–	ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

The income tax provisions in 2009 and 2008 represent estimated state income and franchise tax liabilities.

Discontinued Operations:

For the three months ended June 30, 2009 and 2008, our discontinued operations recorded income of $316,000 and a loss of $5.0 million, respectively.  The 2008 loss includes an impairment charge of $4.3 million.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Comparison of the Six Months Ended June 30, 2009 and 2008

Net Loss Attributable to Emeritus Corporation Common Shareholders

We recorded a net loss of $22.0 million in the six months ended June 30, 2009, compared to $51.2 million in the prior year period.  Our loss in the first two quarters is due primarily to the fact that interest expense exceeds our operating income from continuing operations.  As discussed under Liquidity and Capital Resources, we have incurred significant losses since our inception, but so far in 2009 and in each of the past three years we have generated positive cash flow from operating activities.

The $29.2 million decrease in our net loss is due primarily to improvements in operating income from continuing operations, which amounted to $28.1 million in the 2009 period compared to an operating loss of $2.4 million in the prior year period.  The increase in operating income reflects the acquisition of communities, improvements in operating margins, and a decrease in amortization expense.  Interest expense (net of interest income) increased by $9.4 million, which was offset by increases in equity gains and other income and a decrease in losses from discontinued operations.  The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$434,149	$366,287	$67,862	18.5%
Management fees	2,920	2,382	538	22.6%
Total operating revenues	$437,069	$368,669	$68,400	18.6%

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ

Average monthly revenue per occupied unit	$3,653	$3,359	$294	8.7%

Average occupancy rate	86.4%	86.9%		(0.5)	ppt*

Of the $67.9 million increase in community revenues for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, approximately $48.3 million was due to the addition of 19 new communities.  The remaining increase of $19.6 million was primarily due to increases in the average monthly revenue per occupied unit, which resulted from an average rate increase of approximately 3.8% and the addition of new communities with average revenue per unit that was higher than that of our existing communities.

Although the table above reflects a decrease in the occupancy rate from the prior year period, the same community occupancy rate increased 50 basis points to 87.5% for the six months ended June 30, 2009, from 87.0% in the prior year period.  The overall decline in occupancy rate is due to acquisition, expansion, and development activities.  We continue our efforts to build our occupancy through increased sales and marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will continue to have a positive impact on operating performance over time.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

The increase in management fee revenue was primarily due to the Blackstone JV, from which we recognized $1.7 million and $1.6 million in the six-month periods ended June 30, 2009 and 2008, respectively, and the addition of six new management contracts during the past year.

Community Operations:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$279,915	$237,249	$42,666	18.0%
As a percent of revenue	64.1%	64.4%		(0.3)	ppt

Of the $42.7 million increase in community operating expense, $35.7 million was due to the addition of 19 new communities.  Of the remaining increase of $7.0 million, $3.5 million was primarily due to increases in labor-related costs.  The remaining increase of $3.5 million was primarily related to increases in repairs and maintenance of $929,000, supplies of $862,000, property taxes of $787,000, bad debts of $617,000, marketing of $437,000, and travel of $304,000, with the remainder consisting of a net decrease in various other community operating expenses.  Both of the six-month periods ended June 30, 2009 and 2008, reflect expense reductions to our professional liability reserves in the amount of $1.7 million and $1.9 million, respectively.

General and Administrative:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$30,967	$29,342	$1,625	5.5%
As a percent of revenue	7.1%	8.0%		(0.9)	ppt

The increase in general and administrative expenses of $1.6 million reflects the Company’s growth over the past year.  Salaries and benefits for regional and corporate overhead positions increased by $1.8 million, resulting from increases in both the number of personnel and in average salaries.  The increase in salaries and benefits was mitigated by a $755,000 decrease in non-cash stock compensation expense, which amounted to $2.1 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively.  The remaining net decrease is due to various other general and administrative expenses.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.3% for the six months ended June 30, 2009 from 6.9% for the six months ended June 30, 2008.

Depreciation and Amortization:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$39,388	$59,816	$(20,428)	(34.2%)
As a percent of revenue	9.0%	16.2%		(7.2)	ppt

The decrease in depreciation and amortization expense of $20.4 million represents a decrease in depreciation expense of $1.7 million and a decrease in amortization expense of $18.7 million.  The decrease in depreciation

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

expense is the result of our purchase in 2008 of the real estate underlying 52 communities accounted for as capital leases.  Assets under capital leases are depreciated over the lease terms, which are generally shorter than the useful lives.

The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009, accounting for $18.8 million of the decrease in amortization expense from the prior year period.

Facility Lease Expense:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$43,747	$34,789	$8,958	25.7%
Above/below market rent	4,973	5,048	(75)	(1.5%)
Straight-line rent	9,949	4,792	5,157	107.6%
Total facility lease expense	$58,669	$44,629	$14,040	31.5%
As a percent of revenue	13.4%	12.1%		1.3	ppt

The increase in facility lease expense of $14.0 million was primarily due to the acquisition of 14 communities operated by us under operating leases and expansions of existing communities, which increased facility lease expense by $16.5 million.  This increase was offset in part by purchases in 2008 of the real estate underlying leased communities.  We leased 79 and 71 communities under operating leases as of June 30, 2009 and 2008, respectively.

Interest Income:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$327	$1,433	$(1,106)	(77.2%)
As a percent of revenue	0.1%	0.4%		(0.3)	ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  Our average balance of interest-earning assets and related interest rates were lower in the first six months of 2009 as compared to the first six months of 2008.

Interest Expense:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$51,479	$43,156	$8,323	19.3%
As a percent of revenue	11.8%	11.7%		0.1	ppt

The increase in interest expense of $8.3 million for the first six months of 2009 as compared to the 2008 period was primarily due to the increase in long-term debt during 2008 related to the refinancing of certain mortgages and a net increase in debt obligations related to the purchase of 58 previously leased communities, of which 52 were accounted for as capital leases.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Change in fair value of interest rate swaps:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$842	$135	$707	N/A
As a percent of revenue	0.2%	–		(0.2)	ppt

For the six months ended June 30, 2009 and 2008, we recorded unrealized gains of $842,000 and $135,000, respectively, which represent the change in the fair value of the interest rate swaps.  The fair value of the interest rate swaps is estimated based on market interest rates and yield curves and therefore fluctuates with changes in interest rates.

Equity Gains (Losses) in Unconsolidated Joint Ventures:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Equity gains (losses) in
unconsolidated joint ventures	$1,184	$(857)	$2,041	(238.2%)
As a percent of revenue	0.3%	(0.2%)		0.5	ppt

The equity gains for the six months ended June 30, 2009, were comprised of equity earnings of $1.3 million from the Blackstone JV, partially offset by equity losses from the Stow JV.  The equity losses for the six months ended June 30, 2008, were comprised of equity losses of $705,000 from the Blackstone JV and $152,000 from the Stow JV, respectively.

Equity gains and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which are recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $799,000 for the six months ended June 30, 2009 and $85,000 in the 2008 period.

Other, net:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$(136)	$(176)	$40	N/A
As a percent of revenue	–	–		–	ppt

Other, net in 2009 includes the amortization of deferred gains of $148,000.  Other, net in 2008 primarily reflects $1.1 million of expenses related to refinancing transactions, partially offset by the amortization of deferred gains of $1.0 million.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Income Taxes:

	Six Months Ended June 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(540)	$(480)	$(60)	N/A
As a percent of revenue	(0.1%)	(0.1%)		–	ppt

The income tax provisions in 2009 and 2008 represent estimated state income and franchise tax liabilities.

Discontinued Operations:

The loss from discontinued operations was $727,000 and $5.7 million for the six months ended June 30, 2009 and 2008, respectively.  The 2009 and 2008 losses include an impairment charge of $1.1 million and $4.3 million, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Same Community Comparison

Of the 270 communities included in our consolidated portfolio at June 30, 2009, we include 241 communities in our “same communities” definition.  For purposes of comparing the three months ended June 30, 2009 and 2008, same communities are defined as those communities continuously operated since January 1, 2008, less any properties where new expansion projects were opened during the comparable periods, and less communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses.

	Three Months Ended June 30,
	(In thousands)
			$Δ	% Δ
	2009	2008	Fav / (Unfav)	Fav / (Unfav)
Revenue	$189,397	$180,828	$8,569	4.7%
Community operations *	(118,977)	(117,200)	(1,777)	(1.5)
Community operating income	70,420	63,628	6,792	10.7
Depreciation and amortization	(13,775)	(11,420)	(2,355)	(20.6)
Facility lease expense	(21,824)	(26,520)	4,696	17.7
Operating income	34,821	25,688	9,133	35.6
Interest expense, net	(19,835)	(15,455)	(4,380)	(28.3)
Operating income after interest expense	$14,986	$10,233	$4,753	46.4%

* exclusive of depreciation and amortization and facility lease expense shown separately

These same communities represented $189.4 million or 87.0% of our total community revenue of $217.6 million for the second quarter of 2009.  Of the $8.6 million increase in same community revenues, $6.1 million was due to improvements in average revenue per occupied unit and $2.5 million was due to the increase in the average occupancy rate.

	Three Months Ended June 30,
	2009	2008	$Δ	% Δ

Average monthly revenue per occupied unit	$3,512	$3,398	$114	3.4%

Average occupancy rate	87.7%	86.5%		1.2	ppt

The increase of $1.8 million in community operations expenses for our same communities was primarily related to increases in employee-related expenses of $757,000, including salaries and workers’ compensation expense.  The remainder was primarily related to increases in utilities, supplies, bad debt expense, repairs and maintenance, and various other community operating expenses.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) for our same communities increased by approximately $2.0 million, which primarily reflects the effect of purchasing the real estate underlying communities that we had previously operated under lease agreements.

Operating income after interest expense for our same communities increased by $4.8 million to $15.0 million, primarily as a result of an increase in operating income net of the property-related expenses discussed above.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will have a positive impact on operating performance over time.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007 that continued through 2008 and into 2009.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue throughout 2009.  Moreover, leading economic indicators such as employment levels and income growth indicate that the nation is in a recession.  However, we believe the need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by the relative stability in occupancy, improvements in cash flows, and our ability to finance the acquisition of 15 previously leased properties during the fourth quarter of  2008.

At June 30, 2009, we had cash and equivalents on hand of $41.5 million compared to $27.3 million at December 31, 2008.  We had working capital deficits of $1.2 million and $15.2 million at June 30, 2009 and December 31, 2008, respectively.

We have incurred significant operating losses since our inception.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of June 30, 2009, includes, as part of current assets, $15.1 million of deferred tax assets and, as part of current liabilities, $29.4 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for debt obligations of $43.6 million scheduled to mature in the next 12 months, of which $34.4 million is related to properties held for sale that is due in 2012 but will be payable upon the sale of the related properties.  We intend to refinance the remaining current debt obligations prior to their respective due dates.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing

While we have reported positive cash flows from operating activities over the past three years, our cash flows have not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be readily available to us, or on terms attractive to us, but we believe that we will be able to sustain positive operating cash flow or have adequate cash reserves and sources of capital for all necessary investing and financing activities including required debt service and capital expenditures through at least the next 12 months.  We have a $25.0 million unsecured revolving line of credit as described below.

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2008

Cash provided by operating activities	$33,349	$39,262
Cash used in investing activities	(22,463)	(563,816)
Cash provided by financing activities	3,347	494,049
Net increase (decrease) in cash and cash equivalents	14,233	(30,505)
Cash and cash equivalents at the beginning of the period	27,254	67,710
Cash and cash equivalents at the end of the period	$41,487	$37,205

In the first six months of 2009 and in each of the previous three years, we reported positive net cash from operating activities in our consolidated statements of cash flows.  Both the 2009 and 2008 periods were positively impacted by purchasing the real estate underlying leased facilities, whereby we replaced lease payments with lower levels of debt service and also avoided future scheduled lease escalators.  The decrease from 2008 to 2009 in cash provided by operating activities was due to fluctuations in current assets and liabilities resulting from the timing of cash receipts and payments.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

The decrease in net cash used in investing activities was primarily due to the number of current year acquisitions as compared to the prior period.  In the first six months of 2008, we purchased 43 communities that we previously operated under lease agreements and purchased one additional community.  As a result, cash paid for acquisitions of property and equipment, including new communities, was $26.7 million in the current period compared to $564.1 million in the 2008 period.  Cash expenditures in the current period were offset in part by proceeds from the sale of a community ($2.7 million) and payments from affiliates ($1.7 million).  In the 2008 period, we received cash proceeds of $6.8 million from the sale of a community and used cash for earnest money deposits ($3.0 million) and investments in marketable equity securities ($3.0 million).

The decrease in net cash provided by financing activities was related to the decrease in acquisition activity described in the previous paragraph.  As a result, proceeds from long-term borrowings, net of debt issue costs and repayments (including capital lease obligations), amounted to $3.3 million in the current period compared to $502.6 million in the prior year period.  In the 2008 period, we also placed $10.8 million of cash in escrow for the redemption of convertible debentures.

At June 30, 2009, we had payment obligations for long-term debt and capital and financing leases due in the next 12 months totaling approximately $54.2 million.  In addition, for the year ending December 31, 2009, we anticipate that we will make investments of approximately $20.0 to $23.0 million for capital expenditures, comprised of approximately $18.0 million to $20.0 million of net recurring capital expenditures (including corporate capital expenditures) and approximately $2.0 million to $3.0 million of net capital expenditures for community expansions.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit (see Note 5, Long-Term Debt, for further details).  The credit agreement requires that we maintain a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio of 1.1 to 1.0.  In June 2009, the line of credit was extended to June 30, 2010.  There were no outstanding borrowings under the line of credit as of June 30, 2009.

Payment Commitments

The following table summarizes our contractual obligations at June 30, 2009, (in thousands):

	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$1,381,544	$43,616	$373,639	$40,499	$923,790
Capital lease including current portion	181,528	10,583	24,816	30,850	115,279
Operating leases	1,028,766	90,422	196,266	204,791	537,287
Liability related to unrecognized tax benefits (1)	2,618	-	-	-	-
	$2,594,456	$144,621	$594,721	$276,140	$1,576,356

(1)	We have recognized total liabilities related to unrecognized tax benefits of $2.6 million as of June 30, 2009. The timing of payments related to these obligations is uncertain.

The following table summarizes interest on our contractual obligations at June 30, 2009, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$573,565	$87,751	$159,931	$120,404	$205,479
Capital lease and financing obligations	118,315	14,128	27,190	25,258	51,739
	$691,880	$101,879	$187,121	$145,662	$257,218

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Financial Covenants and Cross Defaults

Many of our debt instruments, leases and corporate guarantees contain financial covenants that require that we maintain certain financial criteria as of the end of each reporting period.  These financial covenants are generally operating performance metrics such as debt or lease coverage ratios, operating income yields, fixed-charge coverage ratios and/or minimum occupancy requirements.  Others are based on financial position metrics such as minimum cash or net worth balances.  Remedies available to the counterparties to these arrangements in the event of default of these financial covenants vary, but include the requirement to post a security deposit in specified amounts, acceleration of debt or lease payments, and/or the termination of related lease agreements.

In addition, many of the lease and debt instruments contain cross-default provisions whereby a default under one obligation can cause a default under one or more other obligations.  Accordingly, an event of default could have a material adverse effect on our financial condition if a lender or landlord exercised its rights under an event of default.

As of June 30, 2009, we have approximately $1.4 billion of mortgage debt and notes payable outstanding comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $953.1 million, or approximately 69% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (SPE) and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of the SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed through traditional financial lending institutions of approximately $298.7 million, or approximately 22% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to SPEs and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of the SPE available to the lender in the event of default, but the Company has guaranteed performance of the SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $124.1 million provided by real estate investment trusts (REITs) to facilitate community acquisitions, or approximately 9% of our total debt outstanding.  These obligations are generally secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

As of June 30, 2009, we operated 105 communities under long-term lease arrangements, of which 77 were leased from publicly traded REITs.  Of the 105 leased properties, 34 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.

For the quarter ended June 30, 2009, we were not in compliance with financial covenants on four leased communities and one community mortgage.  We have obtained waivers from the owners/lender related to these defaults and, as such, the Company was deemed to be in compliance as of June 30, 2009.  The lease waivers expire on July 1, 2010.

Significant Accounting Policies and Use of Estimates

Goodwill Impairment Test

Our policy is to estimate the fair value of the Company using a combination of the market capitalization, discounted cash flows and market comparable approaches.  We use market capitalization as an initial indicator of impairment for our annual impairment test on October 31st of each year, and as a triggering event that may indicate possible impairment of the reporting unit’s goodwill in interim periods.  We believe the majority shareholders would demand a premium to the current trading price (would not sell at that price) and that a control premium exists.  Because of this control premium, we believe that the market capitalization represents an estimated minimum fair value.

The Company’s stock price declined in the first quarter of 2009 such that as of March 31, 2009, the Company’s market price per share closed at $6.56, which was less than net book value per share.  We therefore tested goodwill for impairment as of March 31, 2009.  The concluded fair value estimate of $9.80 per share at March 31, 2009, was determined using a weighted average of the income approach (discounted cash flows) and the market comparable approach.  The Company’s book value per share as of March 31, 2009, was $8.83.  Because the estimated fair value exceeded book value on that date, we concluded that no goodwill impairment existed at March 31, 2009.

As of June 30, 2009, the Company’s closing stock price was $13.21 compared to its book value of $8.85 and therefore we did not perform a goodwill impairment test as of that date.

For a description of our other significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Impact of Inflation

To date, inflation has not had a significant impact on us.  Inflation could, however, affect our cost of doing business, and consequently, our operating income due to limitations on our ability to increase monthly rates because of our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 9.4% of revenues for the six months ended June 30, 2009.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

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

Management's Use of Adjusted EBITDA/EBITDAR:

We use Adjusted EBITDA/EBITDAR to assess our overall financial and operating performance.  We believe these non-GAAP measures, as we have defined them, are useful in identifying trends in our day-to-day performance because they exclude items that have little or no significance to our day-to-day operations.  These measures provide an assessment of controllable expenses and afford management the ability to make decisions that are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance.  These measures also provide indicators for management to determine if adjustments to current spending levels are needed.

Adjusted EBITDA/EBITDAR provide us with measures of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, interest expense, and lease expense associated with our capital structure.  These metrics measure our financial performance based on operational factors that management can influence in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA/EBITDAR are some of the metrics used by senior management to review the financial performance of the business on a monthly basis and to determine levels of executive compensation.  They are also used by research analysts and investors to evaluate the performance and value of the companies in our industry.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

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

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR and Adjusted EBITDAR to net cash provided by operating activities presented below, along with our condensed consolidated balance sheets, statements of operations, and cash flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(7,304)	$(25,234)	$(22,399)	$(51,202)
Provision for income taxes	270	270	540	480
Equity losses (gains) in unconsolidated joint ventures	(560)	(665)	(1,184)	857
Depreciation and amortization	17,960	29,181	39,388	59,816
Amortization of deferred gains	(74)	(502)	(148)	(1,004)
Non-cash stock option compensation expenses	1,116	1,436	2,063	2,818
Interest expense	25,846	22,430	51,479	43,156
Straight-line rent expense	4,954	2,354	9,949	4,792
Above/below market rent amortization	2,457	2,524	4,973	5,048
Development and transaction costs written off	351	-	464	-
Deferred revenues	(57)	660	15	2,256
Change in fair value of interest rate swaps	(752)	(972)	(842)	(135)
Interest income	(189)	(581)	(327)	(1,433)
Discontinued operations	(316)	4,987	727	5,734
Professional and workers' compensation liability adjustments	(1,726)	(1,854)	(1,726)	(1,854)
Adjusted EBITDA	41,976	34,034	82,972	69,329
Facility lease expense	22,062	17,435	43,747	34,789
Adjusted EBITDAR	$64,038	$51,469	$126,719	$104,118

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

The table below shows the reconciliation of Adjusted EBITDA/EBITDAR to cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Adjusted EBITDAR	$64,038	$51,469	$126,719	$104,118
Provision for income taxes	(270)	(270)	(540)	(480)
Interest expense	(25,846)	(22,430)	(51,479)	(43,156)
Interest income	189	581	327	1,433
Discontinued operations--cash component	389	(233)	687	(363)
Professional and workers' compensation liability adjustments	1,726	1,854	1,726	1,854
Facility lease expense	(22,062)	(17,435)	(43,747)	(34,789)
Development and transaction costs written off	(351)	-	(464)	-
Amortization of loan fees	772	599	1,527	1,110
Allowance for doubtful receivables	922	310	1,676	801
Changes in operating assets and liabilities, net	(7,613)	4,529	(3,410)	8,676
Other	265	34	327	58
Net cash provided by operating activities	$12,159	$19,008	$33,349	$39,262

Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as net cash provided by operating activities adjusted for:

•	changes in operating assets and liabilities,
•	principal amortization of capital lease obligations, and
•	recurring routine capital expenditures.

Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO.  Amounts excluded from recurring routine capital expenditures consist primarily of community purchases and/or major projects or renovations that are funded using financing proceeds.

Management’s Use of Cash From Facility Operations

We use CFFO to assess our overall liquidity.  This measure provides an assessment of controllable expenses and affords management the ability to make decisions that are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance.  It provides an indicator for management to determine if adjustments to current spending decisions are needed.

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) our ability to make regular recurring routine capital expenditures to maintain and improve our communities on a period-to-period basis, (iii) for planning purposes, including preparation of our annual budget and (iv) in setting various covenants in our credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we will be in default of the applicable debt or lease agreement, which could trigger cross-default provisions in our outstanding debt and lease arrangements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
June 30, 2009

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of cash flow from operations.  CFFO does not represent cash available for discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure.

We believe CFFO is useful to investors because it assists in their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, and (2) our ability to make regular recurring routine capital expenditures to maintain and improve our communities.

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

The following table shows cash flows from facility operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net cash provided by operating activities	$12,159	$19,008	$33,349	$39,262
Adjust for changes in operating assets and liabilities	7,613	(4,529)	3,410	(8,676)
Recurring capital expenditures, net	(4,236)	(3,995)	(8,246)	(7,464)
Repayment of capital lease and financing obligations	(2,274)	(3,688)	(4,508)	(9,378)
Cash From Facility Operations	$13,262	$6,796	$24,005	$13,744

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At June 30, 2009, we had approximately $169.3 million of variable rate borrowings based on monthly LIBOR.  Of the total variable rate debt of $169.3 million, $41.7 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1% change in the monthly LIBOR on this $41.7 million in variable rate debt, interest expense will either increase or decrease by $417,000.  As of June 30, 2009, the weighted average variable rate is 2.71% in excess of the monthly LIBOR on $41.7 million of the variable rate debt, and the monthly LIBOR rate was 0.30875%.  In addition, we have variable rate debt of $127.5 million that has LIBOR floors at a weighted average floor of 2.58% and a weighted average spread of 3.89%, for a total weighted average rate of 6.47%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR rate is less than the 2.58% weighted average floor.  Increases or decreases to the monthly LIBOR rate do not change interest expense on this variable rate debt until the monthly LIBOR rate rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR rates falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2009.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have two interest rate swap contracts with a combined notional amount of $32.0 million.  A 100-basis point increase in interest rates would increase the fair value of these swaps by approximately $645,000 and a 100-basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $657,000.

The downturn in the United States housing market in 2007 and 2008 triggered a constriction in the availability of credit that continues in 2009.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our co-chief executive officers and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through June 30, 2009.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the second quarter of 2009, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on May 21, 2009.

(b)	Not applicable.

(c)	The following matters voted upon at the meeting received the number of votes set forth below:

•	Election of Class I and Class II directors
•	Approval of the 2009 Employee Stock Purchase Plan
•	Ratification of appointment of independent registered public accounting firm

Election of Directors:
			Abstain or
Name	For	Withhold	Broker Non-vote
Stewart Koenig	36,562,591	375,476	2,200,335
Robert E. Marks	36,564,331	373,736	2,200,335
David W. Niemiec	36,410,966	527,101	2,200,335
Richard W. Macedonia	36,564,652	373,415	2,200,335

Approval of the 2009 Employee Stock Purchase Plan

For	Against	Abstain	Broker Non-vote
33,332,414	106,772	4,850	5,694,366

Ratification of Independent Public Accountants:

For	Against	Abstain	Broker Non-vote
36,742,627	129,918	65,522	2,200,335

(d)	Not applicable.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2009	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Executive Vice President—Finance, Chief Financial Officer, and Secretary

Index to Exhibits

			Footnote
Number	Description		Number

10.6	Noncompetition Agreements between Registrant and Executive Officers.
	10.6.5	Noncompetition Agreement dated April 10, 2009 between Registrant	(1)
		and Granger Cobb.
	10.6.6	Noncompetition Agreement dated May 21, 2009 between Registrant	(1)
		and Budgie Amparo
10.69	Documents Relating to the Credit Agreement with Wells Fargo Bank, National Association Dated 2009
	10.69.04	Revolving Line of Credit Promissory Note dated June 30, 2009 in the principal	(1)
		amount of $25 million payable to Wells Fargo Bank, National Association
	10.69.05	Second Amendment to Credit Agreement dated March 4, 2009 by and	(1)
		between Emeritus Corporation and Wells Fargo Bank, National Association
	10.69.06	Third Amendment to Credit Agreement dated March 4, 2009 by and	(1)
		between Emeritus Corporation and Wells Fargo Bank, National Association
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 6, 2009.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated August 6, 2009.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated August 6, 2009.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 6, 2009.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated August 6, 2009.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated August 6, 2009.

Footnotes:

(1)	Filed herewith.