Form 10-Q
period 2009-09-30
EMERITUS CORP\WA\
filed 2009-11-09
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 39,254,363 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

ASSETS
	September 30,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$52,090	$27,254
Short-term investments	2,054	1,802
Trade accounts receivable, net of allowance of $951 and $549	9,970	11,596
Other receivables	5,669	5,556
Tax, insurance, and maintenance escrows	24,466	21,762
Prepaid workers' compensation	18,860	19,288
Other prepaid expenses and current assets	22,980	23,720
Property held for sale	37,354	13,712
Total current assets	173,443	124,690
Long-term investments	4,946	4,192
Property and equipment, net of accumulated depreciation of $200,231 and $144,441	1,676,947	1,725,558
Restricted deposits	13,071	12,337
Lease acquisition costs, net of accumulated amortization of $1,781 and $1,877	3,742	3,867
Goodwill	74,197	73,704
Other intangible assets, net of accumulated amortization of $25,814 and $76,368	118,491	131,994
Other assets, net	23,364	18,851
Total assets	$2,088,201	$2,095,193

LIABILITIES, SHAREHOLDERS' EQUITY AND NON-CONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$49,941	$18,267
Current portion of capital lease and financing obligations	10,838	9,172
Trade accounts payable	5,650	7,474
Accrued employee compensation and benefits	39,266	32,778
Accrued interest	7,606	7,012
Accrued real estate taxes	13,129	9,791
Accrued professional and general liability	9,599	10,842
Accrued income taxes	596	3,715
Other accrued expenses	12,822	12,284
Deferred revenue	12,938	12,463
Unearned rental income	16,590	16,101
Total current liabilities	178,975	139,899
Long-term debt obligations, less current portion	1,335,086	1,355,149
Capital lease and financing obligations, less current portion	168,194	180,684
Deferred gain on sale of communities	7,420	2,667
Deferred rent	28,818	14,022
Other long-term liabilities	37,186	36,744
Total liabilities	1,755,679	1,729,165
Commitments and contingencies
Shareholders' Equity and Non-controlling Interest:
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued	-	-
Common stock, $.0001 par value. Authorized 100,000,000 shares, issued and outstanding
39,244,363 and 39,091,648 shares at September 30, 2009, and December 31, 2008, respectively	4	4
Additional paid-in capital	723,782	719,903
Accumulated other comprehensive income	1,235	-
Accumulated deficit	(398,451)	(360,506)
Total Emeritus Corporation shareholders' equity	326,570	359,401
Noncontrolling interest-related party	5,952	6,627
Total shareholders' equity and non-controlling interest	332,522	366,028
Total liabilities, shareholders' equity and non-controlling interest	$2,088,201	$2,095,193

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Community revenue	$221,262	$189,638	$655,411	$555,925
Management fees	1,439	1,266	4,359	3,648
Total operating revenues	222,701	190,904	659,770	559,573

Expenses:
Community operations (exclusive of depreciation and amortization
and facility lease expense shown separately below)	146,700	122,119	426,832	359,504
General and administrative	16,429	14,725	47,666	44,066
Impairment loss on long-lived assets	1,857	-	1,857	-
Depreciation and amortization	18,643	28,925	58,031	88,742
Facility lease expense	29,360	22,339	88,029	66,968
Total operating expenses	212,989	188,108	622,415	559,280
Operating income from continuing operations	9,712	2,796	37,355	293

Other income (expense):
Interest income	575	480	902	1,913
Interest expense	(26,170)	(24,874)	(77,649)	(68,030)
Change in fair value of interest rate swaps	(221)	(119)	621	16
Equity earnings (losses) for unconsolidated joint ventures	(76)	(33)	1,108	(890)
Other, net	441	(440)	792	(481)
Net other expense	(25,451)	(24,986)	(74,226)	(67,472)

Loss from continuing operations before income taxes	(15,739)	(22,190)	(36,871)	(67,179)
Provision for income taxes	(360)	(270)	(900)	(750)
Loss from continuing operations	(16,099)	(22,460)	(37,771)	(67,929)
Loss from discontinued operations	(122)	(616)	(849)	(6,349)
Net loss	(16,221)	(23,076)	(38,620)	(74,278)
Net loss attributable to the noncontrolling interest	232	-	675	-
Net loss attributable to Emeritus Corporation common shareholders	$(15,989)	$(23,076)	$(37,945)	$(74,278)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.41)	$(0.57)	$(0.95)	$(1.74)
Discontinued operations	(0.00)	(0.02)	(0.02)	(0.16)
	$(0.41)	$(0.59)	$(0.97)	$(1.90)

Weighted average common shares outstanding; basic and diluted	39,208	39,082	39,158	39,059

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(38,620)	$(74,278)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization - continuing operations	58,031	88,742
Depreciation and amortization - discontinued operations	284	1,239
Amortization of above/below market rents	7,430	7,572
Amortization of deferred gains	(460)	(1,134)
Impairment of long-lived assets and investments	2,989	4,930
Amortization of loan fees	2,363	1,849
Allowance for doubtful receivables	2,317	1,096
Equity investment (earnings) losses and distributions	(1,108)	890
Stock based compensation	3,250	3,786
Change in fair value of interest rate swaps	(621)	(16)
Other	212	221
Changes in operating assets and liabilities
Deferred rent	14,796	7,012
Deferred revenue	475	2,688
Change in operating assets and liabilities - other	3,772	11,860
Net cash provided by operating activities	55,110	56,457
Cash flows from investing activities:
Acquisition of property and equipment	(22,416)	(568,035)
Community acquisition	(10,579)	(6,935)
Acquisition deposits	(6,345)	(3,167)
Sale of property and equipment	2,677	6,754
Lease and contract acquisition costs	(194)	(686)
Payments from affiliates and other managed communities, net	798	394
Distribution from (investment in) unconsolidated joint ventures/other	1,589	(2,976)
Net cash used in investing activities	(34,470)	(574,651)
Cash flows from financing activities:
Proceeds from sale of stock	629	950
Decrease (increase) in restricted deposits	(477)	1,882
Debt issuance and other financing costs	(564)	(9,405)
Proceeds from long-term borrowings and financings	16,008	663,496
Repayment of long-term borrowings and financings	(4,397)	(151,055)
Repayment of capital lease and financing obligations	(7,003)	(11,743)
Net cash provided by financing activities	4,196	494,125
Net increase (decrease) in cash and cash equivalents	24,836	(24,069)
Cash and cash equivalents at the beginning of the period	27,254	67,710
Cash and cash equivalents at the end of the period	$52,090	$43,641

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$74,658	$65,143
Cash paid during the period for income taxes	2,864	1,667
Cash received during the period for income tax refunds	421	2,647
Non-cash financing and investing activities:
Adjustments related to purchase of leased properties:
Capital and financing lease buyouts	-	281,925
Deferred gains and losses	-	15,462
Lease acquisition costs	-	13,570
Deferred rent	-	562
Capital lease and financing obligations	295	4,964
Contingent purchase price adjustment on goodwill	-	4,458
Sales leaseback transaction
Net increase in property and equipment	968	-
Decrease in lease obligation	4,115	-
Increase in deferred gain	(5,212)	-
Decrease in deferred rent	129	-
Unrealized gain on investment in marketable equity securities	1,235	86

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
				Accumulated
	Common stock		Additional	other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances at December 31, 2008	39,091,648	$4	$719,903	$–	$(360,506)	$6,627	$366,028
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	14,739	–	169	–	–	–	169
Options exercised	137,976	–	460	–	–	–	460
Stock option compensation expense	–	–	3,250	–	–	–	3,250
Accumulated other comprehensive income	–	–	–	1,235	–	–	1,235
Net loss	–	–	–	–	(37,945)	(675)	(38,620)
Balances at September 30, 2009	39,244,363	$4	$723,782	$1,235	$(398,451)	$5,952	$332,522

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1.	Description of Business

Emeritus Corporation (“Emeritus” or the “Company”) is an assisted living, Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  Through these communities, Emeritus management (“we”, “our” or “us”) provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of September 30, 2009, the Company owned 165 communities and leased 105 communities.  Of the combined 270 communities, five are accounted for as discontinued operations and 265 are accounted for as continuing operations. These 270 communities comprise the communities included in the consolidated financial statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of September 30, 2009, we managed 39 communities, of which 24 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of 5% to 6% of gross revenues.

Emeritus has one operating segment, which is assisted living and related services.

2.	Summary of Significant Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to resident move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets and goodwill, income taxes, long-term service contracts, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model, and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  We record revisions to such estimates to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009.  See Note 11 for additional discussion of our policy regarding goodwill impairment tests.

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of September 30, 2009, and for all periods presented.  Except as otherwise disclosed in these Notes, such adjustments are of a normal, recurring nature.  The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results that may be achieved for the full year ended December 31, 2009.  We presume that those reading this interim financial information have read or have access to the 2008 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

Reclassifications and Revisions

We recast the 2008 financial information so that the basis of presentation is consistent with that of the 2009 financial information.  Specifically, in 2009 our Board of Directors approved the sale of three communities and, as a result, we reclassified the results of operations for these communities to discontinued operations for all periods presented (see Note 9).  Additionally, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160) effective January 1, 2009 (superceded in September 2009 by the Financial Accounting Standards Board Codification (“FASC”) section 810-10-45-16).  As a result, we have classified the ”Noncontrolling interest—related party” as a separate component of shareholders’ equity in our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008.  We also present the amount of consolidated net loss attributable to Emeritus and to the noncontrolling interest–related party on the face of the statement of operations.

We revised the condensed consolidated balance sheet as of December 31, 2008, to reflect a reallocation of approximately $15.6 million of our valuation allowance from current deferred tax assets to noncurrent deferred tax assets, resulting in current deferred tax assets and noncurrent deferred tax liabilities of $15.6 million in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  We will be required to adopt SFAS No. 167 as of January 1, 2010.  We are reviewing the requirements of SFAS No. 167, which applies to our investments in unconsolidated joint ventures, and have not yet made a definitive determination as to whether this statement will require us to consolidate our equity method investees.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (as amended) (SFAS No. 165), which was effective for our June 30, 2009, financial statements.  SFAS No. 165 establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, as defined in the Statement.  As is required for public companies, we evaluate subsequent events through the date that our financial statements are distributed to the public.  The adoption of SFAS No. 165 did not change our current practice and had no impact on our consolidated financial statements.

3.	Stock-Based Compensation

We have three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  We also provide an Employee Stock Purchase Plan (the “2009 ESP Plan”), which replaced the Amended 1998 Employee Stock Purchase Plan (the “1998 ESP Plan”).  We record compensation expense based on fair value for all stock-based awards, which amounted to approximately $1.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $3.3 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Stock Incentive Plans

During the nine months ended September 30, 2009, we granted options to purchase 91,200 shares of our common stock from the 2006 Plan and options to purchase 52,500 shares of our common stock from the Directors Plan.  The following table summarizes our stock option activity for the nine months ended September 30, 2009:

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	$(000)
Outstanding at beginning of period	2,840,652	$16.30
Granted	143,700	$12.48
Exercised	(137,976)	$3.44	$985
Forfeited/expired	(310,900)	$18.68
Outstanding at end of period	2,535,476	$16.49	$19,272

Options exercisable	1,374,093	$17.16	$9,632

Weighted-average fair value of options granted		$6.99

Options exercisable in the money	811,576		$9,632
Options exercisable out of the money	562,517		$-

We estimate the fair value of our options using the Black-Scholes option pricing model.  Option valuation models require the input of various assumptions, including the expected stock price volatility, risk-free interest rate, dividend yield and forfeiture rate.  We group the options into two main categories based on expected life, which are the employee group and the non-employee directors.  We estimate the fair value of the stock options granted using a risk-free rate that is the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  The expected life of the stock options granted (five or seven years) is estimated using the historical exercise behavior of option holders.  Expected volatility is based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is currently estimated at 6.5% of the options awarded, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Our options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.  We estimated the fair value of the options granted in the current year period under the 2006 Plan at the date of grant using the following weighted average assumptions:

	For Employees and Key Executives
	Nine Months Ended September 30,
	2009	2008

Expected life from vest date (in years)	5	5
Risk-free interest rate	1.87-2.53%	2.69%
Volatility	55.6-58.8%	42.7%

We estimated the fair value of options granted in the current year period under the Directors Plan at the date of grant using the following weighted average assumptions:

	For Directors
	Nine Months Ended September 30,
	2009	2008

Expected life from vest date (in years)	7	7
Risk-free interest rate	2.86%	3.90%
Volatility	61.6%	54.7%

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

Employee Stock Purchase Plan

In May 2009, the Company’s shareholders approved the 2009 ESP Plan, which replaced the 1998 ESP Plan.  The terms of the 2009 ESP Plan are substantially the same as 1998 ESP Plan, whereby we offer eligible employees the opportunity to purchase Emeritus common stock at a 15% discount from the lower of the market price on (a) the first trading date of each calendar quarter or (b) the last trading date of each quarter.  Sales of Emeritus stock to eligible employees under the 2009 ESP Plan began for the offering period ended September 30, 2009.  We sold 14,786 shares under the 2009 ESP Plan at $11.49 per share.

The 1998 ESP Plan was terminated by our board of directors in March 2009 after all shares reserved for issuance under the plan had been issued.  Due to an inadvertent error in recordkeeping, the amount of shares issued under the 1998 ESP Plan exceeded the 400,000-share reserve.  As a result, the excess shares were not registered with the SEC.  Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares have the right to require us to repurchase the shares at the original exercise price plus interest or, if the employee bought and sold the shares for a loss, to reimburse the employee for the amount of the loss.  For the quarterly offering periods ended December 31, 2007 through December 31, 2008, we sold a total of 55,031 unregistered shares to plan participants at a weighted average price of $12.56 per share.  Accordingly, the aggregate purchase price of shares subject to rescission, which excludes shares sold to Emeritus officers, is approximately $650,000.  Cash paid for share purchases are recorded as a reduction in shareholders’ equity.  As of September 30, 2009, we have repurchased 47 shares subject to rescission at a weighted average share price of $18.74.

We received cash from the exercise of stock options under our various equity incentive plans and stock purchased through the 2009 ESP Plan in the amount of $629,000 for the nine months ended September 30, 2009.

As of September 30, 2009, there were 385,214 shares available for purchase under the 2009 ESP Plan, 1,000,092 shares available for grant under the 2006 Plan, and 44,000 shares available for grant under the Directors Plan.

4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the condensed consolidated financial statements included in this Form 10-Q.

2008 Ventas Asset Acquisition

In December 2008, we purchased five communities from Ventas Realty, LP (“Ventas”) consisting of 432 units (the “Ventas Purchase”) for a purchase price of $64.3 million plus transaction costs of $282,000.  Prior to this acquisition, we operated these communities under lease agreements with affiliates of Ventas.

Previously, we accounted for four of the communities as operating leases, and one of the communities as a capital lease.  In connection with the Ventas Purchase, we borrowed $55.6 million, of which $45.6 million represents mortgage financing and $10.0 million was borrowed from Ventas under a three-year note.

2008 HCP Lease Agreement

In December 2008, we executed a Master Lease and Security Agreement (the “HCP Agreement”) to lease 11 communities comprised of 1,462 units/beds from affiliates of HCP, Inc. (collectively, “HCP”).  The HCP Agreement is for a term of ten years.  Annual rents are fixed at $17.5, $21.0, $25.0, $28.0, and $30.0 million in years one through five, respectively, and thereafter will increase by the greater of the increase in the CPI or 3.0%.

2008 HCN Asset Acquisition

In June 2008, we entered into an asset purchase agreement (the “HCN Agreement”) with Health Care REIT, Inc. (“HCN”) and its affiliated entities to purchase 29 communities consisting of 2,257 units for a purchase price of $299.9 million, excluding transaction costs.  The Company formerly leased these communities from HCN.  As provided in the HCN Agreement, the transaction closed in two phases.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

In June 2008, we completed the first phase of the HCN transaction (“Tranche 1”).  Tranche 1 consisted of 19 communities with a capacity of 1,564 units and a purchase price of $222.7 million, plus closing costs of $1.1 million.  Tranche 1 was financed with mortgage debt of approximately $163.2 million and seller-provided debt of $50.0 million.  We previously accounted for 18 of the 19 acquired communities in Tranche 1 as capital leases.

In October 2008, we completed the second phase of the HCN transaction (“Tranche 2”).  This closing consisted of 10 communities with a capacity of 693 units for a purchase price of $77.2 million plus transaction costs of $190,000.  Tranche 2 was financed with $29.0 million of fixed rate mortgage debt and $27.4 million of variable rate mortgage debt.  We previously accounted for nine of the 10 acquired communities in Tranche 2 as capital leases.

As part of Tranche 2, eight of the 10 communities are included in a 50/50 joint venture owned by Emeritus and Mr. Daniel R. Baty, the Company’s Chairman and Co-Chief Executive Officer, who contributed approximately $6.8 million to the joint venture for the purchase of the properties.  Prior to the acquisition, these eight communities were subject to a cash flow sharing agreement with Mr. Baty, which continues in effect after the acquisition by the joint venture.  We have the option to buy out Mr. Baty’s membership interest in the joint venture after January 1, 2011, for a price equal to the lesser of fair market value or a formula specified in the joint venture operating agreement, but in no event less than the amount of Mr. Baty’s capital contribution.  The joint venture is included in the consolidated financial statements of Emeritus.

2008 NHP Asset Acquisition

In April 2008, we purchased from Nationwide Health Properties, Inc. (“NHP”) 24 communities consisting of 1,672 units for a purchase price of $314.0 million plus transaction costs of $856,000.  We had previously leased these communities from NHP and accounted for them as capital leases.  We financed the purchase through mortgage debt of approximately $249.1 million and seller-provided debt of $30.0 million.

Other Acquisitions

In June 2009, we purchased an 85-unit assisted living community that we previously managed for an affiliate of Mr. Baty.  The purchase price was $10.6 million, of which $7.8 million was financed with mortgage debt and $1.3 million was financed with an unsecured note payable to an affiliate of Mr. Baty (the “Baty Note”).  We expensed closing costs of approximately $20,000 related to this purchase.

We allocated the preliminary purchase price as follows, based on the estimated fair value of the identified tangible and intangible assets (in thousands):

Current assets	$4
Property and equipment	8,800
In-place resident contract intangible	1,283
Goodwill	492
Purchase price	$10,579

During the second quarter of 2009, we purchased the California homes of Mr. Granger Cobb, our President and Co-Chief Executive Officer, and Mr. Budgie Amparo, our Senior Vice President—Quality and Risk Management, in connection with their required relocation to Seattle following the merger with Summerville Senior Living, Inc. (“Summerville”) in September 2007.  The combined purchase price was approximately $4.3 million.  The purchase price for each was determined based on an independent appraisal.  The homes are included in “Property held for sale” in the condensed consolidated balance sheet at September 30, 2009.

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

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

HCN paid the mortgage obligations in June 2009 and our guarantee terminated.  As a result, we recorded the sale-leaseback transaction.  Each of the four leases is now accounted for as a capital lease.  As a result, we recorded a net increase in property and equipment of $968,000, a net decrease in capital lease and financing obligations of $4.1 million, an increase in deferred gains of $5.2 million and a decrease in deferred rent of $129,000.

5.	Long-Term Debt

In June 2009, we extended our credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) to June 30, 2010. This agreement provides a $25.0 million unsecured revolving line of credit with interest based on our choice of either (a) a fluctuating rate equal to the daily one-month London Interbank Offered Rate (“LIBOR”) plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We must maintain a zero balance on advances for 30 consecutive days during the one-year term, a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio of 1.1 to 1.0.  There were no outstanding borrowings under the line of credit as of the periods presented.

In June 2009, we entered into two debt agreements related to the purchase of an assisted living community (see Note 4).  The $7.8 million Freddie Mac mortgage loan has a ten-year term, with monthly payments of interest only at 6.92% through January 2011 and monthly payments of principal and interest thereafter based on a 30-year amortization, with the unpaid principal balance due at maturity.  The $1.3 million unsecured Baty Note has a five-year term, with monthly payments of interest only at 6.5% and the principal balance due at maturity.  The maturity date of the Baty Note will be accelerated in the event that we sell, in a single offering, debt or equity securities in the amount of $150.0 million or more.

In May 2009, we entered into an agreement to extend the maturity on $11.3 million of mortgage debt from January 1, 2010 to January 1, 2011.  The LIBOR margin on the loan increased from 2.25% to 3.50%.  Also in May 2009, we entered into an agreement to extend the maturity on $7.4 million of mortgage debt from March 31, 2010 to October 1, 2010.  The interest rate on the loan increased from 2.65% over LIBOR, with a floor of 5.65%, to 3.25% over LIBOR with a floor of 6.25%.

In June 2009, we entered into an agreement to extend the maturity of $23.0 million of mortgage debt from April 1, 2010 to October 1, 2010.  The interest rate on the loan increased from 2.9% over LIBOR, with no floor, to 4.0% over LIBOR with a floor of 6.5%.

6.	Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes and we limit these risks by following risk management policies and procedures, including the use of derivatives.  We use derivatives to fix the interest rate on floating-rate debt in order to address exposure to increases in interest rates and to manage the cost of borrowing obligations.

Emeritus is a party to two interest rate swaps with a combined notional amount of $32.0 million.  The swaps effectively convert the interest rates on the related mortgage debt from floating rates to fixed rates, thus mitigating the impact of interest rate changes on future interest expense.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

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

As of September 30, 2009 and December 31, 2008, the combined fair value of the two interest rate swaps was as follows (in thousands):

	Balance Sheet Location	As of September 30, 2009 Fair Value	As of December 31, 2008 Fair Value

Interest rate swap	Other long-term liabilities	$1,661	$2,282

7.	Loss Per Share

Basic loss per share is computed based on the weighted average number of shares outstanding and excludes any potential dilution.  Diluted loss per share is computed based on the weighted average number of shares outstanding plus stock options.  All shares issuable upon the exercise of stock options are excluded from the computation for the periods presented because the effect of their inclusion would be antidilutive.

The following table summarizes those potential common shares that are excluded in each period because they are antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September, 30,
	2009	2008	2009	2008

Options	2,535	2,150	2,535	2,150

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(16,221)	$(23,076)	$(38,620)	$(74,278)
Other comprehensive income:
Unrealized holding gains on
available-for-sale investment securities	614	24	1,235	86
Comprehensive loss	$(15,607)	$(23,052)	$(37,385)	$(74,192)

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

The following table sets forth amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Loss from continuing operations	$(15,867)	$(22,460)	$(37,096)	$(67,929)
Loss from discontinued operations	(122)	(616)	(849)	(6,349)
Net loss attributable to Emeritus Corporation common shareholders	$(15,989)	$(23,076)	$(37,945)	$(74,278)

9.	Discontinued Operations

In 2008, we decided to discontinue operations at five of our communities and put the assets and businesses up for sale.  We decided to sell these communities primarily because they have consistently incurred operating losses over a sustained period of time.  Two of the communities were sold in the second quarter of 2008 and one was sold in January 2009.

In the first quarter of 2009, we decided to sell three additional underperforming communities.  We recast our financial statements for the three and nine months ended September 30, 2008 to present the operations of these communities as discontinued operations.  We expect to sell the remaining five communities in the next 12 months.

The assets of all five properties remaining to be sold as of September 30, 2009, which consist of property and equipment, are presented separately in “Property held for sale” in the accompanying condensed consolidated balance sheet at September 30, 2009 at their estimated fair value less costs to sell (see Note 11).  We will continue to operate these communities until sold.

The following table shows the revenues and net loss for the discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenue	$3,627	$3,881	$10,839	$13,082

Net loss	$(122)	$(616)	$(849)	$(6,349)

Net loss includes impairment losses of $0 and $592,000 in the three months ended September 30, 2009 and 2008 and $1.1 million and $4.9 million in the nine months ended September 30, 2009 and 2008, respectively, based on the most recent indicative offers that we received.

10.	Liquidity

As of September 30, 2009, the Company had a working capital deficit of $5.5 million, of which $15.1 million is a deferred tax asset and $29.5 million is deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from period to period in such a way as to require the use of significant cash, except for debt obligations of $49.9 million scheduled to mature in the next 12 months, of which $33.7 million is related to properties held for sale that is due in 2012 but will be payable upon the sale of the related properties.  We intend to refinance the remaining 2010 obligations prior to their respective due dates.

We reported net cash generated from operating activities in the condensed consolidated statements of cash flows of $55.1 million and $56.5 million for the nine months ended September 30, 2009 and 2008, respectively.  While we have reported positive cash flows from operating activities over the past three years, the cash flows have not always been sufficient to pay all of the Company’s long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such financing will be readily available, or on terms attractive to us.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

In fiscal 2008 and into 2009, we refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2010 through 2019.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of September 30, 2009, we were in violation of certain financial covenants in four debt agreements.  We have obtained waivers from the lenders and, as such, the Company was in compliance as of September 30, 2009.  The lenders on three of the loans modified the minimum required coverage ratios and/or occupancy rates and we have a firm commitment to refinance the fourth loan in the fourth quarter of 2009.  Therefore, we classified each of these loans as noncurrent in the condensed consolidated balance sheet at September 30, 2009.

11.	Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques that we utilize to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Investment securities – trading	$2,054	$-	$-	$2,054
Investment securities – available-for-sale	2,468	-	-	2,468
Property held for sale	-	37,354	-	37,354
Liabilities
Derivative financial instruments	-	1,661	-	1,661

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

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, short-term borrowings, accounts payable, capital and financing lease obligations and long-term debt.  The fair value of the Company’s other financial instruments at September 30, 2009 and December 31, 2008, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,385,027	$1,373,281	$1,373,416	$1,332,370

We estimated the fair value of debt obligations using discounted cash flows based on the Company’s assumed incremental borrowing rates of 8.0% for unsecured borrowings and 6.5% for secured borrowings at September 30, 2009 and 8.0% for unsecured borrowings and 6.0% for secured borrowings at December 31, 2008.  These assumptions are considered Level 3 inputs in the fair value hierarchy.

Impairment of Long-Lived Assets

We recorded impairment losses of $1.9 million in the three and nine months ended September 30, 2009 related to impairment of long-lived assets, which are included in operating income from continuing operations.  The impairment loss is comprised of a $623,000 adjustment to assets held for sale, based on recent negotiations, and a $1.2 million adjustment to intangible assets, based on our determination of the recovery of this asset from estimated future cash flows.  In addition, we recorded impairment losses related to our discontinued operations (see Note 9).

Goodwill Impairment Test

Our policy is to estimate the fair value of the Company using a combination of the market capitalization, discounted cash flows and market comparable approaches.  We also use market capitalization as a triggering event that may indicate possible impairment of the reporting unit’s goodwill in interim periods.

The Company’s stock price declined in the first quarter of 2009 such that as of March 31, 2009, the Company’s market price per share closed at $6.56, which was less than net book value per share.  We therefore tested goodwill for impairment as of March 31, 2009.  The concluded fair value estimate of $9.80 per share at March 31, 2009 was determined using a 50-50 weighted average of the income approach (discounted cash flows) and the market comparable approach.  The Company’s book value per share as of March 31, 2009 was $8.83.  Because the estimated fair value exceeded book value on that date, we concluded that no impairment existed at March 31, 2009.

As of September 30, 2009 and June 30, 2009, the Company’s market capitalization exceeded its net book value; therefore, no triggering event occurred and we did not test goodwill for impairment as of those dates.

12.	Income Taxes

The FASC sets forth the accounting and reporting for uncertainties in income tax law.  Accordingly, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which were recorded in connection with the purchase price allocation in the Summerville merger.  These liabilities, which total $2.3 million, are included in “Other long-term liabilities” and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
September 30, 2009

13. Commitments and Contingencies

We guarantee the mortgage debt payable to a bank by a joint venture in which Emeritus has a 50% ownership interest (the Stow JV). We account for the Stow JV as an unconsolidated equity method investment. As of September 30, 2009, the loan balance was $8.1 million with interest at a variable rate of 2.26%. Emeritus and the other member of the Stow JV have each provided an unconditional guarantee of payment of this mortgage loan to the lender. In the event that we would be required to repay this loan, we would be entitled to recoup 50% of such payment from the other member of the Stow JV.

14.      Subsequent Events

Acquisitions

On October 1, 2009, we purchased a 97-unit assisted living and memory care community that we previously managed for an affiliate of Mr. Baty.  The purchase price was $15.8 million, of which $12.2 million was financed with a 10-year, 6.14% mortgage note and $2.0 million was financed with a five-year, 6.50% unsecured note payable to an affiliate of Mr. Baty, with the balance paid in cash.

On October 1, 2009, we purchased an 83-unit assisted living and memory care community from Ventas that was previously operated under a management contract.  The purchase price was $6.3 million and was financed with a three-year first mortgage note from Ventas in the amount of $5.0 million at a variable rate of monthly LIBOR plus 6.5%, with the balance paid in cash.  A one-year extension option is available.

Financings

On October 27, 2009, we extended the maturity on $22.9 million of mortgage debt for one year from October 1, 2010 to October 1, 2011.  All other terms of the debt remain the same.

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

•	our ability to generate cash flow sufficient to service our debt and other fixed payment requirements;
•	our vulnerability to defaults as a result of noncompliance with various debt and lease covenants, including the effects of cross-default provisions;
•	uncertainties relating to competition, construction, licensing, environmental regulation, and other matters that affect acquisition, disposition, and development of assisted living communities;
•	our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and
•	uncertainties related to professional liability and workers’ compensation claims.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please carefully review Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 for important factors that could cause our actual results to differ materially from the forward-looking statements included in this report and presented elsewhere by our management from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain, and accordingly, you should not place undue reliance on forward-looking statements.

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

Overview

During the first nine months of 2009, we continued to concentrate on implementing our growth strategy, which focuses on increasing our revenues and cash flows through a combination of: (i) organic growth in

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

our existing operations; (ii) selected acquisitions of additional communities; and (iii) expansion of our existing communities.  A summary of activity in the first nine months of 2009 as compared to the equivalent period in 2008 is as follows:

•
Operating income from continuing operations was $37.4 million compared to $293,000 in the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $37.9 million compared to $74.3 million in the prior year period.

•	Total revenue increased $100.2 million, or 17.9%, to $659.8 million from $559.6 million in the prior year period.
•	Average occupancy decreased slightly to 86.6% from 86.8% in the prior year period.
•	Average rate per occupied unit increased 7.9% to $3,660 from $3,393 in the prior year period.
•	Net cash provided by operating activities was $55.1 million compared to $56.5 million in the prior year period.
•	We added one owned (formerly managed), one leased, and two managed communities to the Company’s portfolio, opened a new Alzheimer’s community, and opened an expansion at an existing community.
•	We reclassified three underperforming communities to discontinued operations and sold one building that was held for sale.

The following table sets forth a summary of the Company’s property interests:

	As of September 30,		As of December 31,		As of September 30,
	2009		2008		2008
	Buildings	Units	Buildings	Units	Buildings	Units
Owned (1)	165	13,180	164	13,111	149	11,981
Leased (2)	105	10,632	104	10,548	106	9,971
Consolidated Portfolio	270	23,812	268	23,659	255	21,952
Managed/Admin Services	15	1,604	14	1,479	11	1,265
Joint Venture/Partnership	24	1,818	24	1,818	23	1,737
Operated Portfolio	309	27,234	306	26,956	289	24,954

Percentage increase (3)	1.0%	1.0%	6.6%	9.2%	0.7%	1.1%

(1)   Of the owned communities at September 30, 2009, five are held for sale and are included in discontinued operations, representing 538 units.
(2)   We account for 79 of the 105 leased communities as operating leases and the remaining 26 as capital leases.  We do not include the assets and liabilities of the 79 operating lease communities on our condensed consolidated balance sheets.
(3)   The percentage increase indicates the change from the prior year, or, in the case of September 30, 2009 and 2008, from the end of the prior fiscal year.

The Company’s total consolidated portfolio of 23,812 units at September 30, 2009 consists of the following unit types:

Total Units
Independent Living	1,340
Assisted Living	17,985
Alzheimer's Care	3,459
Skilled Nursing Care	252
Operating Units	23,036
Held for sale	538
Units taken out of service	238
Designed Capacity Units	23,812

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

The units taken out of service represent rooms that have been converted for alternative uses, such as additional office space, and are not available for immediate occupancy; therefore, they are excluded from the calculation of the average occupancy rate.  These units are placed into service as demand dictates.

Significant Transactions

In recent periods, we entered into a number of transactions that affected the number of communities we own, lease, and manage; our financing arrangements; and our capital structure.  The following table summarizes these transactions as of September 30, 2009.  For details on significant transactions that affected the comparability of the financial statements included in this Quarterly Report on Form 10-Q, see Note 4, Acquisitions and Other Significant Transactions, in Notes to Condensed Consolidated Financial Statements

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
(2) Purchase of community
(3) Operating leases
(4) Acquisition of properties previously operated under leases
(5) Leased community included in April 2008 acquisition

The following table shows the changes in the Company’s building portfolio from December 31, 2007 through September 30, 2009, including those transactions previously described:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - development	Jan-08	–	1	1	–	1
Summerville at Hazel Creek	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289
NHP Purchase	Apr-08	24	(24)	–	–	–
Galleria Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Meridian Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Arborwood	Jun-08	1	–	1	–	1
Emeritus at Stow - development	Jun-08	–	–	–	1	1
HCN Purchase	Jun-08	19	(19)	–	–	–
June 30, 2008		149	106	255	34	289
No activity in the quarter		-	–	–	–	–
September 30, 2008		149	106	255	34	289
HCN Purchase	Oct-08	10	(10)	–	–	–
New management agreements	Nov-08	–	–	–	4	4
HCP Lease	Dec-08	–	11	11	–	11
LTC Leases	Dec-08	–	2	2	–	2
Ventas 5	Dec-08	5	(5)	–	–	–
December 31, 2008		164	104	268	38	306
Autumn Ridge - disposition	Jan-09	(1)	–	(1)	–	(1)
Emeritus at Northdale	Jan-09	–	1	1	–	1
Emeritus at Urbandale - development	Jan-09	1	–	1	–	1
New management agreements	Jan-09	–	–	–	2	2
March 31, 2009		164	105	269	40	309
Emeritus at College Park	Jun-09	1	–	1	(1)	–
June 30, 2009		165	105	270	39	309
No activity in the quarter		-	–	–	–	–
September 30, 2009		165	105	270	39	309

Results of Operations

Two important factors affecting the Company’s financial results are the rates we charge our residents and the occupancy levels we achieve in our communities.  In evaluating the rate component, we rely on the average monthly revenue per occupied unit, computed by dividing the total community revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we rely on an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.

The table below shows the average monthly revenue per occupied unit and occupancy rate for the Company’s consolidated portfolio, which includes the communities the Company owns and leases, for the three months ended September 30, 2009 and 2008.  Please refer to the complete comparison contained herein for further analysis of these rate and occupancy statistics.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
Average monthly revenue per occupied unit	$3,673	$3,459	$214	6.2%
Average occupancy rate	87.2%	86.6%		0.6 ppt*

* percentage points

We believe that occupancy rates reflect industry-wide factors and other economic conditions, as well as our own actions and policies, including the various acquisitions and development projects we completed in 2009 and 2008.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Statements of Operations as Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenues and the percentage change in the dollar amounts from period to period.

					Period-to-Period Percentage of Change Fav/ (Unfav)
	Percentage of Revenues				Three	Nine
	Three Months Ended		Nine Months Ended		Months Ended	Months Ended
	September 30,		September 30,		September 30,	September 30,
	2009	2008	2009	2008	2009-2008	2009-2008

Revenues:	100.0%	100.0%	100.0%	100.0%	16.7%	17.9%

Expenses:
Community operations (exclusive of depreciation and amortization and facility lease expense shown separately below)	65.9	64.0	64.7	64.2	(20.1)	(18.7)
General and administrative	7.3	7.6	7.2	7.9	(11.6)	(8.2)
Impairment loss on long-lived assets	0.8	-	0.3	-	N/A	N/A
Depreciation and amortization	8.4	15.2	8.8	15.9	35.5	34.6
Facility lease expense	13.2	11.7	13.3	12.0	(31.4)	(31.4)
Total operating expenses	95.6	98.5	94.3	100.0	(13.2)	(11.3)
Operating income (loss) from continuing operations	4.4	1.5	5.7	-	247.4	12,649.1
Other income (expense):
Interest income	0.3	0.3	0.1	0.3	19.8	(52.8)
Interest expense	(11.8)	(13.0)	(11.8)	(12.2)	(5.2)	(14.1)
Change in fair value of interest rate swaps	(0.1)	(0.1)	0.1	-	(85.7)	3,781.3
Equity earnings (losses) for unconsolidated joint ventures	-	-	0.2	(0.2)	(130.3)	224.5
Others, net	0.2	(0.3)	0.1	(0.1)	200.2	264.7
Net other expense	(11.4)	(13.1)	(11.3)	(12.2)	(1.9)	(10.0)
Loss from continuing operations before income taxes	(7.0)	(11.6)	(5.6)	(12.2)	29.1	45.1
Provision for income taxes	(0.2)	(0.1)	(0.1)	(0.1)	(33.3)	(20.0)
Loss from continuing operations	(7.2)	(11.7)	(5.7)	(12.3)	28.3	44.4
Loss from discontinued operations	(0.1)	(0.3)	(0.1)	(1.1)	80.2	86.6
Net loss	(7.3)	(12.0)	(5.8)	(13.4)	29.7	48.0
Net loss attributable to the noncontrolling interest	0.1	-	0.1	-	N/A	N/A
Net loss attributable to Emeritus Corporation common shareholders	(7.2%)	(0.1)	(5.7%)	(13.4%)	30.7%	48.9%

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Comparison of the Three Months Ended September 30, 2009 and 2008

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $16.0 million in the three months ended September 30, 2009, compared to $23.1 million in the prior year period.  As discussed under Liquidity and Capital Resources, we have incurred significant losses since our inception, but for each quarter throughout 2009 and in each of the past three years, we have generated positive cash flow from operating activities.

The $7.1 million decrease in our net loss was primarily due to operating income from continuing operations, which increased by $6.9 million to $9.7 million in the current period.  The increase in operating income reflects the acquisition of communities, improvements in operating margins (community revenues less community operating expenses), and a decrease in amortization expense.  Interest expense (net of interest income) increased by $1.2 million, which was offset by a decrease in net other expenses and discontinued operations.  The details of each of the components of net loss are set forth below.

Since our inception in 1993, the Company has incurred losses totaling approximately $398.5 million as of September 30, 2009.  We believe that these losses have resulted from our emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion, increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments and occupancy rates remaining lower for longer periods than we anticipated.  Our current emphasis is on maximization of cash flows as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing debt.

Total Operating Revenues:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$221,262	$189,638	$31,624	16.7%
Management fees	1,439	1,266	173	13.7%
Total operating revenues	$222,701	$190,904	$31,797	16.7%

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
Average monthly revenue per occupied unit	$3,673	$3,459	$214	6.2%
Average occupancy rate	87.2%	86.6%		0.6 ppt*

Of the $31.6 million increase in community revenues over the prior year quarter, approximately $25.1 million was due to the addition of new communities and expansion of existing communities.  Of the remaining increase of $6.5 million, $4.1 million was due to an increase in the average monthly revenue per occupied unit and $2.4 million was from the improvement in average occupancy.  The average monthly revenue per occupied unit increased 6.2% from the prior year period, of which approximately 2.1% was from the same community group and the balance from the addition of new communities with higher average revenue per unit.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

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

Management fee revenues are earned from our management of communities for third parties, including communities owned by joint ventures in which we have an ownership interest. Fees are based on a percentage of community revenues.  These include a joint venture with Blackstone for which we manage 23 communities (the Blackstone JV) and 16 other communities we manage for third parties.  The Blackstone JV accounted for management fee revenues of $876,000 and $864,000 in the three-month periods ended September 30, 2009 and 2008, respectively.  The increase in total management fees in the current period compared to the prior year period was due to an increase in the revenue base and the addition of six new management contracts since September of 2008.

Community Operations:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$146,700	$122,119	$24,581	20.1%
As percentage of revenue	65.9%	64.0%		1.9 ppt

Of the $24.6 million increase in community operating expense, $18.3 million was due to the addition of new communities and expansions at existing communities.  Of the remaining increase of $6.3 million, $517,000 was due to an increase in employee compensation and benefits of our existing communities as well as a $1.2 million increase in health insurance expense and a $3.0 million increase in workers’ compensation insurance expense.  The remaining $1.6 million represents an increase in other community expenses of $2.4 million, offset by an $843,000 decrease in property and professional liability insurance.  Our workers’ compensation and professional and general liability accruals are based on actuarial estimates of ultimate losses.  The change in actuarial estimates resulted in an increase in workers’ compensation of $1.4 million in the 2009 period and a reduction in workers’ compensation expense of $1.6 million in 2008, producing a swing of $3.0 million when comparing the periods.  Health insurance expenses increased primarily from an increase in employee enrollment.  The increase in workers’ compensation reflects an increase in both the frequency and severity of claims.

General and Administrative:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$16,429	$14,725	$1,704	11.6%
As percentage of revenue	7.3%	7.6%		(0.3) ppt

The increase in general and administrative expenses of $1.7 million reflects the Company’s growth over the past year.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $2.1 million, resulting from increases in both the number of personnel and in average salaries.  In addition, non-cash stock compensation expense increased by $219,000 to $1.2 million for the three months ended September 30, 2009 from $1.0 million for the three months ended September 30, 2008.  Ongoing stock option expense is approximately $1.1 million per quarter based on the current stock options outstanding.  These increases were partially offset by a decrease in professional, legal and accounting fees of $833,000.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for comparison with other providers in our industry.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.5% for the three months ended September 30, 2009 from 6.7% for the three months ended September 30, 2008.

Impairment Loss on Long-Lived Assets:

The $1.9 million impairment loss for the three months ended September 30, 2009 represents adjustments to certain intangible assets and assets held for sale based on our determination of the ability to recover our investments in these assets from future cash flows.

Depreciation and Amortization:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$18,643	$28,925	$(10,282)	(35.5%)
As percentage of revenue	8.4%	15.2%		(6.8) ppt

The decrease in depreciation and amortization expense of $10.3 million represents an increase in depreciation expense of $745,000 and a decrease in amortization expense of $11.0 million.  The increase in depreciation expense is primarily the result of our purchase or opening of 17 communities since the comparable period last year.

The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009 and accounted for $11.3 million of the amortization expense recorded in the prior year period.

Facility Lease Expense:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$22,056	$17,595	$4,461	25.4%
Above/below market rent	2,457	2,524	(67)	(2.7%)
Straight-line rent	4,847	2,220	2,627	118.3%
Total facility lease expense	$29,360	$22,339	$7,021	31.4%
As percentage of revenue	13.2%	11.7%		1.5 ppt

The increase in facility lease expense of $7.0 million consisted of a $4.5 million net increase in operating lease payments and a $2.6 million increase in straight-line rent accruals.  The operating lease expense was primarily due to the acquisition of 14 communities operated by us under operating leases and expansions of existing communities, which increased facility lease expense by $8.4 million.  This increase was offset by the purchase of communities in the fourth quarter of 2008 that were formerly accounted for as operating leases.  We leased 79 and 71 communities under operating leases as of September 30, 2009 and 2008, respectively.  The increase in straight-line rents was due to the new community leases discussed above which contain fixed rent escalators in future years.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Interest Income:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$575	$480	$95	19.8%
As percentage of revenue	0.3%	0.3%		- ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  The increase in interest income resulted primarily from an increase in the rate of interest earned on the workers’ compensation collateral.

Interest Expense:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$26,170	$24,874	$1,296	5.2%
As percentage of revenue	11.8%	13.0%		(1.2) ppt

The increase in interest expense of $1.3 million for the third quarter of 2009 as compared to 2008 was primarily due to the increase in long-term debt during 2008 related to the refinancing of certain mortgages and a net increase in debt obligations related to the purchase or opening of 17 communities.

Change in Fair Value of Interest Rate Swaps:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$(221)	$(119)	$(102)	(85.7%)
As percentage of revenue	(0.1%)	(0.1%)		- ppt

The change in fair value of the interest rate swaps is estimated based on market interest rates and yield curves and therefore fluctuates with changes in interest rates.

Equity Losses in Unconsolidated Joint Ventures:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Equity losses for unconsolidated joint ventures	$(76)	$(33)	$(43)	(130.3%)
As percentage of revenue	–	–		- ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

The equity losses of $94,000 from the Blackstone JV were partially offset by equity earnings of $18,000 from the Stow JV for the three months ended September 30, 2009.  The equity losses of $33,000 in the three months ended September 30, 2008, includes equity losses of $63,000 from the Stow JV, offset in part by equity earnings of $30,000 from the Blackstone JV.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity losses of $230,000 in the third quarter of 2009 and $84,000 in the 2008 period. Excluding the interest rate swap adjustments, equity earnings from the Blackstone JV were $136,000 and $114,000 for the three months ended September 30, 2009 and 2008, respectively

The following table sets forth condensed combined statements of operations data for the Blackstone JV and Stow JV (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Total revenues	$20,611	$19,857
Operating income	3,376	3,284
Interest expense	2,643	2,926
Unrealized loss on interest rate swaps	(1,208)	(443)
Net loss	(463)	(75)

Other, net:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$441	$(440)	$881	200.2%
As percentage of revenue	0.2%	(0.2%)		0.4 ppt

Other, net for 2009 consists primarily of the amortization of deferred gains of $312,000 and resident late fee finance charges of $125,000.

Other, net for the 2008 period consists primarily of a loss of $241,000 on short-term investments, a $250,000 lease restructuring fee and other miscellaneous expenses totaling $198,000, offset in part by the amortization of deferred gains of $130,000 and resident late fee finance charges of $119,000.

Income Taxes:

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(360)	$(270)	$(90)	(33.3%)
As a percent of revenue	(0.2%)	(0.1%)		(0.1) ppt

The income tax provisions in 2009 and 2008 represent estimated state income and franchise tax liabilities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Discontinued Operations:

For the three months ended September 30, 2009 and 2008, our discontinued operations recorded losses of $122,000 and $616,000, respectively.  The 2008 loss includes an impairment charge of $653,000.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Net Loss Attributable to Emeritus Corporation Common Shareholders

We recorded a net loss of $37.9 million in the nine months ended September 30, 2009, compared to $74.3 million in the prior year period.  As discussed under Liquidity and Capital Resources, we have incurred significant losses since our inception, but for each quarter of 2009 and in each of the past three years, we have generated positive cash flow from operating activities.

The $36.4 million decrease in our net loss is due primarily to improvements in operating income from continuing operations, which amounted to $37.4 million in the 2009 period compared to $293,000 in the prior year period.  The increase in operating income reflects the acquisition of communities, improvements in operating margin (community revenues less community operating expenses) and a decrease in amortization expense.  Interest expense (net of interest income) increased by $10.6 million, which was offset by increases in equity earnings and other income and a decrease in losses from discontinued operations.  The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community revenue	$655,411	$555,925	$99,486	17.9%
Management fees	4,359	3,648	711	19.5%
Total operating revenues	$659,770	$559,573	$100,197	17.9%

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
Average monthly revenue per occupied unit	$3,660	$3,393	$267	7.9%
Average occupancy rate	86.6%	86.8%		(0.2) ppt

Of the $99.5 million in community revenues, approximately $72.2 million was due to the addition of new communities and $2.5 million resulted from the expansion of existing communities.  Total units increased by more than the increase in occupied units causing average occupancy rate to decline by 0.2 percentage points.  However, both the number of occupied units and the rate per occupied unit increased.  Of the remaining increase in community revenues of $24.8 million, $20.4 million was due to an increase in the average monthly revenue per occupied unit and $4.4 million was from the increase in occupied units.  The average monthly revenue per occupied unit increased 7.9% from the prior year period, of which approximately 3.2% was from the same community group and the balance from the addition of new communities with higher average revenue per unit.

The occupancy rate decreased slightly to 86.6% from 86.8% in the prior year period.  Same community occupancy increased to 87.7% from 87.0% in the prior year period, which indicates that new acquisitions and developments caused the overall consolidated decline between the periods.  We continue our efforts to build our occupancy

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

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

The increase in management fee revenue was primarily due to the Blackstone JV, from which we recognized $2.6 million and $2.5 million in the nine-month periods ended September 30, 2009 and 2008, respectively, and the addition of six new management contracts during the past year.

Community Operations:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Community operations	$426,832	$359,504	$67,328	18.7%
As percentage of revenue	64.7%	64.2%		0.5 ppt

Of the $67.3 million increase in community operating expense, $55.2 million was due to the addition of new communities and expansion of existing communities.  Of the remaining increase of $12.1 million, $2.2 million was due to increases in employee compensation and benefits as well as a $3.9 million increase in health insurance expense and a $1.2 million increase in workers’ compensation insurance expense.  The remaining increase of $4.8 million was in other community expenses of $7.1 million, offset in part by a $2.3 million decrease in property and professional liability insurance.  Our workers’ compensation and professional and general liability accruals are based on actuarial estimates of ultimate losses.  The change in actuarial estimates resulted in an increase in workers’ compensation of $1.4 million in the 2009 period and a reduction in workers’ compensation expense of $2.5 million in 2008, producing a swing of $3.9 million when comparing the periods.  Health insurance expenses increased primarily from an increase in employee enrollment.  The increase in workers’ compensation reflects an increase in both the frequency and severity of claims.

General and Administrative:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

General and administrative	$47,666	$44,066	$3,600	8.2%
As percentage of revenue	7.2%	7.9%		(0.7) ppt

The increase in general and administrative expenses of $3.6 million reflects the Company’s growth over the past year.  Salaries and benefits for regional and corporate overhead positions increased by $3.8 million, resulting from increases in both the number of personnel and in average salaries.  The increase in salaries and benefits was mitigated by a $536,000 decrease in non-cash stock compensation expense, which amounted to $3.3 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Additionally, legal, professional and accounting fees decreased by $1.1 million.  The remaining net increase is due to various other general and administrative expenses.

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for comparison with other providers in our industry.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

communities decreased to 6.4% for the nine months ended September 30, 2009 from 6.8% for the nine months ended September 30, 2008.

Impairment Loss on Long-Lived Assets:

The $1.9 million impairment loss for the nine months ended September 30, 2009 represents adjustments to certain intangible assets and assets held for sale based on our determination of the ability to recover our investments in these assets from future cash flows.

Depreciation and Amortization:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$58,031	$88,742	$(30,711)	(34.6%)
As percentage of revenue	8.8%	15.9%		(7.1) ppt

The decrease in depreciation and amortization expense of $30.7 million represents a decrease in depreciation expense of $968,000 and a decrease in amortization expense of $29.7 million.  The decrease in depreciation expense is the result of our purchase in 2008 of the real estate underlying 52 communities accounted for as capital leases.  Assets under capital leases are depreciated over the lease terms, which are generally shorter than the useful lives.

The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our purchase of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009; therefore, amortization expense related to this asset decreased by $30.0 million from the prior year period.  This decrease was offset in part by a $275,000 increase in amortization related to the purchase of two communities.

Facility Lease Expense:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$65,803	$52,384	$13,419	25.6%
Above/below market rent	7,430	7,572	(142)	(1.9%)
Straight-line rent	14,796	7,012	7,784	111.0%
	$88,029	$66,968	21,061	31.4%
As percentage of revenue	13.3%	12.0%		1.3 ppt

The increase in facility lease expense of $21.1 million consisted primarily of a $13.4 million net increase in operating lease payments and a $7.8 million increase in straight-line rent accruals.  The operating lease expense increase was due to the acquisition of 14 communities operated by us under operating leases and expansions of existing communities, which increased facility lease expense by $24.9 million.  This increase was offset in part by the 2008 purchases of communities formerly accounted for as operating leases.  We leased 79 and 71 communities under operating leases as of September 30, 2009 and 2008, respectively. The increase in straight-line rents was due to the new community leases discussed above which contain fixed rent escalators in future years.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Interest Income:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest income	$902	$1,913	$(1,011)	(52.8%)
As percentage of revenue	0.1%	0.3%		(0.2) ppt

Interest income is primarily attributable to interest earned on invested cash balances, interest earned on collateral paid in advance for workers’ compensation, and interest earned on restricted deposits.  Our average balance of interest-earning assets and related interest rates were lower in the first nine months of 2009 as compared to the first nine months of 2008.

Interest Expense:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Interest expense	$77,649	$68,030	$9,619	14.1%
As percentage of revenue	11.8%	12.2%		(0.4) ppt

The increase in interest expense of $9.6 million for the first nine months of 2009 as compared to the 2008 period was primarily due to the increase in long-term debt during 2008 related to the refinancing of certain mortgages and a net increase in debt obligations related to the purchase or opening of 61 communities.

Change in fair value of interest rate swaps:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Change in fair value of interest rate swaps	$621	$16	$605	3,781.3%
As percentage of revenue	0.1%	–		0.1 ppt

The fair value of the interest rate swaps is estimated based on market interest rates and yield curves and therefore fluctuates with changes in interest rates.

Equity Earnings (Losses) in Unconsolidated Joint Ventures:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) for unconsolidated joint ventures	$1,108	$(890)	$1,998	224.5%
As percentage of revenue	0.2%	(0.2%)		0.4 ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

The equity earnings for the nine months ended September 30, 2009, were comprised of equity earnings of $1.2 million from the Blackstone JV, partially offset by equity losses from the Stow JV.  The equity losses for the nine months ended September 30, 2008, were comprised of equity losses of $676,000 from the Blackstone JV and $215,000 from the Stow JV, respectively.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which are recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $569,000 for the nine months ended September 30, 2009 and $1,000 in the 2008 period. Excluding the interest rate swap adjustments, equity earnings for the Blackstone JV were $592,000 for 2009 and equity losses were $677,000 for 2008.

The following table sets forth condensed combined statements of operations data for the Blackstone and Stow joint ventures (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Total revenues	$61,741	$56,217
Operating income	10,835	6,016
Interest expense	8,037	8,673
Unrealized gain on interest rate swaps	525	4
Net income (loss)	3,370	(2,652)

Other, net:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Other, net	$792	$(481)	$1,273	264.7%
As percentage of revenue	0.1%	(0.1%)		0.2 ppt

Other, net for 2009 consists primarily of amortization of deferred gains of $460,000 and resident late fee finance charges of $400,000.

Other, net in 2008 consists primarily of deferred gains of $1.1 million and resident late fee finance charges of $340,000, offset by debt refinancing expenses of $1.1 million, a loss of $429,000 on short-term investments, a $250,000 lease restructuring fee, and other miscellaneous items.

Income Taxes:

	Nine Months Ended September 30,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(900)	$(750)	$(150)	(20.0%)
As a percent of revenue	(0.1%)	(0.1%)		- ppt

The income tax provisions in 2009 and 2008 represent estimated state income and franchise tax liabilities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Discontinued Operations:

The loss from discontinued operations was $849,000 and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The 2009 and 2008 losses include impairment charges of $1.1 million and $4.9 million, respectively.

Same Community Comparison

Of the 270 communities included in our consolidated portfolio at September 30, 2009, we include 241 communities in our “same communities” definition.  For purposes of comparing the three months ended September 30, 2009 and 2008, same communities are defined as those communities continuously operated since January 1, 2008, and does not include properties where new expansion projects were opened during the comparable periods, and communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses, unallocated corporate expenses and capital lease accounting adjustments.

	Three Months Ended September 30,
	(In thousands)
	2009	2008	$Δ Fav/(Unfav)	% Δ Fav/(Unfav)
Revenue	$192,108	$185,809	$6,299	3.4%
Community operations expense*	(123,334)	(119,100)	(4,234)	(3.6)
Community operating income	68,774	66,709	2,065	3.1
Depreciation and amortization	(13,574)	(12,199)	(1,375)	(11.3)
Facility lease expense	(21,801)	(23,338)	1,537	6.6
Operating income	33,399	31,172	2,227	7.1
Interest expense, net	(20,178)	(18,028)	(2,150)	(11.9)
Operating income after interest expense	$13,221	$13,144	$77	0.6%

* exclusive of depreciation and amortization and facility lease expense shown separately

These same communities represented $192.1 million or 86.8% of our total community revenue of $221.3 million for the third quarter of 2009.  Of the $6.3 million increase in same community revenues, $3.9 million was due to improvements in average revenue per occupied unit and $2.4 million was due to the increase in the average occupancy rate.

	Three Months Ended September 30,
	2009	2008	$Δ	% Δ
Average monthly revenue per occupied unit	$3,543	$3,469	$74	2.1%

Average occupancy rate	88.2%	87.1%		1.1 ppt

The $4.2 million increase in community operations expenses for our same communities was primarily related to increases in employee-related expenses, including health insurance expense increases of $1.2 million and an increase in workers’ compensation expense of $1.9 million. The increase in health insurance expense was primarily a result of an increase in enrollment and the increase in workers’ compensation expense is the result of actuarial estimates of our ultimate losses, reflecting both an increase in the frequency and severity of claims.  The remaining net expense increase was primarily related to various categories of operating expenses such as raw food, supplies, bad debt expense, repairs and maintenance, and offset by decreases in insurance, utilities, and outside contracted services.

Property-related expenses (depreciation and amortization, facility lease expense, and interest expense, net of interest income) for our same communities increased by approximately $2.0 million, which is due primarily to the purchase in the fourth quarter of 2008 of the real estate underlying communities that we previously operated under leases.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Operating income after interest expense for our same communities increased slightly to $13.2 million in the current quarter from $13.1 million in the prior year quarter.  We will continue our efforts to build our occupancy through increased marketing initiatives, programs that address resident mix and a focus on property improvements and other community-level enhancements to attract additional long-term residents and increase occupancy while maintaining growth in average monthly revenue per unit.  We believe that these initiatives will have a positive impact on operating performance over time.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2007 that continued through 2008 and 2009.  Moreover, leading economic indicators such as employment levels and income growth indicate that the nation has been in a recession.  We believe that the need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by the relative stability in occupancy, improvements in cash flows, and our ability to finance the acquisition of 15 previously leased properties during the fourth quarter of 2008.

At September 30, 2009, we had cash and equivalents on hand of $52.1 million compared to $27.3 million at December 31, 2008.  We had working capital deficits of $5.5 million and $15.2 million at September 30, 2009 and December 31, 2008, respectively.

We have incurred significant operating losses since our inception.  The working capital deficit as of September 30, 2009 includes $15.1 million of deferred tax assets and a liability of $29.5 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for debt obligations of $49.9 million scheduled to mature in the next 12 months, of which $33.7 million is related to properties held for sale that is due in 2012 but will be payable upon the sale of the related properties.  We intend to refinance the remaining current debt obligations prior to their respective due dates.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or, if so, on terms that are comparable to current terms.

While we have reported positive cash flows from operating activities each quarter in 2009 and over the past three years, our cash flows have not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot assure that, if necessary in the future, such transactions will be readily available to us, or on terms attractive to us, but we believe that we will be able to sustain positive operating cash flow or have adequate cash reserves and sources of capital for all necessary investing and financing activities including required debt service and capital expenditures through at least the next 12 months.  We have a $25.0 million unsecured revolving line of credit, described below.

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2008

Cash provided by operating activities	$55,110	$56,457
Cash used in investing activities	(34,470)	(574,651)
Cash provided by financing activities	4,196	494,125
Net increase (decrease) in cash and cash equivalents	24,836	(24,069)
Cash and cash equivalents at the beginning of the period	27,254	67,710
Cash and cash equivalents at the end of the period	$52,090	$43,641

In each quarter for the first nine months of 2009 and in each of the previous three years, we reported positive net cash from operating activities in our consolidated statements of cash flows.  Both the 2009 and 2008 periods were

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

positively impacted by purchasing the real estate underlying leased facilities, as we replaced lease payments with lower levels of debt service and, avoided future scheduled lease escalators

The decrease in net cash used in investing activities was primarily due to the number of current year acquisitions as compared to the prior period.  In the first nine months of 2008, we purchased 43 communities that we previously operated under lease agreements and purchased one additional community compared to the first nine months of 2009 in which we purchased one community.  As a result, cash paid for acquisitions of property and equipment, including new communities, was $33.0 million in the current period compared to $575.0 million in the 2008 period.  Cash placed in escrow for the subsequent acquisition of communities was $6.3 million and $3.2 million in the 2009 and 2008 periods, respectively.  Cash expenditures in the current period were offset in part by $2.7 million of proceeds from the sale of a community, payments from affiliates of $797,000 and distributions from our joint ventures of $1.6 million.  In the 2008 period, we received cash proceeds of $6.8 million from the sale of a community and used cash for investments in marketable equity securities of $3.0 million.

The decrease in net cash provided by financing activities was related to the decrease in acquisition activity described in the previous paragraph.  As a result, proceeds from long-term borrowings, net of debt issue costs, deposits and repayments (including capital lease obligations), amounted to $3.6 million in the current period compared to $493.2 million in the prior year period.  Repayments in the 2008 period included the redemption of convertible debentures of $10.8 million.

At September 30, 2009, the Company had payment obligations for long-term debt and capital leases due in the next 12 months totaling approximately $60.8 million.  In addition, for the year ending December 31, 2009, we anticipate that we will make investments of approximately $20.0 to $23.0 million for capital expenditures, comprised of approximately $18.0 million to $20.0 million of net recurring capital expenditures (including corporate capital expenditures) and approximately $2.0 million to $3.0 million of net capital expenditures for community expansions.

On February 8, 2008, the Company entered into a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which provides a $25.0 million unsecured revolving line of credit (see Note 5, Long-Term Debt, for further details).  The credit agreement requires that we maintain a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio of 1.1 to 1.0.  In June 2009, Wells Fargo extended the line of credit to June 30, 2010.  There were no outstanding borrowings under the line of credit as of September 30, 2009.

Payment Commitments

The following table summarizes the Company’s contractual obligations at September 30, 2009, (in thousands):
	Principal and Lease Payments Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt, including current portion	$1,385,027	$49,941	$380,687	$33,761	$920,638
Capital leases including current portion	179,032	10,838	25,516	31,708	110,970
Operating leases	1,007,316	91,768	198,661	205,542	511,345
Liability related to unrecognized tax benefits (1)	2,325	-	-	-	-
	$2,573,700	$152,547	$604,864	$271,011	$1,542,953

 (1) We have recognized total liabilities related to unrecognized tax benefits of $2.3 million as of September 30, 2009.  The timing of payments related to these obligations is uncertain.

The following table summarizes interest on the Company’s contractual obligations at September 30, 2009, (in thousands):

	Interest Due by Period
					After 5
Contractual Obligations	Total	1 year	2-3 years	4-5 years	years
Long-term debt	$553,944	$87,990	$155,493	$119,815	$190,646
Capital lease obligations	104,593	13,149	25,013	22,768	43,663
	$658,537	$101,139	$180,506	$142,583	$234,309

The amounts above do not include our guarantee of the mortgage debt payable to a bank by the Stow JV in which Emeritus has a 50% ownership interest.  We account for the Stow JV as an unconsolidated equity method investment.  As of September 30, 2009, the loan balance was $8.1 million with variable rate interest at 2.26%.  Emeritus and the other member of the Stow JV have each provided to the lender an unconditional guarantee of payment of this mortgage loan.  In the event that the Company would be required to repay this loan, we would be entitled to recoup 50% of such payment from the other member of the Stow JV.

Financial Covenants and Cross Defaults

Many of the Company’s debt instruments, leases and corporate guarantees contain financial covenants that require that the Company maintain certain financial criteria as of the end of each reporting period.  These financial covenants generally prescribe operating performance metrics such as debt or lease coverage ratios, operating income yields, fixed-charge coverage ratios and/or minimum occupancy requirements.  Others are based on financial metrics such as minimum cash or net worth balances.  Remedies available to the counterparties to these arrangements in the event of default vary, but include the requirement to post a security deposit in specified amounts, acceleration of debt or lease payments, and/or the termination of related lease agreements.

In addition, many of the lease and debt instruments contain cross-default provisions whereby a default under one obligation can cause a default under one or more other obligations.  Accordingly, an event of default could have a material adverse effect on our financial condition if a lender or landlord exercised its rights under an event of default.

As of September 30, 2009, the Company has approximately $1.4 billion of mortgage debt and notes payable outstanding comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $952.9 million, or approximately 69% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (SPE) and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of the SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $302.8 million, or approximately 22% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to SPEs and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of the SPE available to the lender in the event of default, but the Company has guaranteed performance of the SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $125.2 million provided by real estate investment trusts (REITs) to facilitate community acquisitions, or approximately 9% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of September 30, 2009, we operated 105 communities under long-term lease arrangements, of which 77 were leased from publicly traded REITs.  Of the 105 leased properties, 34 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.

As of September 30, 2009, we were in violation of certain financial covenants in four debt agreements.  We have obtained waivers from the lenders related to these defaults and, as such, the Company was in compliance as of September 30, 2009.  The lenders on three of the loans modified the minimum required coverage ratios and/or occupancy rates and we have a firm commitment to refinance the fourth loan in the fourth quarter of 2009.  Therefore, we classified each of these loans as noncurrent in the condensed consolidated balance sheet at September 30, 2009.

Significant Accounting Policies and Use of Estimates

Goodwill Impairment Test

The Company has determined it has one reporting unit, which is its one operating segment, for purposes of testing goodwill for impairment.  Our policy is to estimate the fair value of the Company using a combination of the market capitalization, discounted cash flows and market comparable approaches.  We also use market capitalization as a triggering event that may indicate possible impairment of the reporting unit’s goodwill in interim periods.

The Company’s stock price declined in the first quarter of 2009 such that as of March 31, 2009, the Company’s market price per share closed at $6.56, which was less than net book value per share.  We therefore tested goodwill for impairment as of March 31, 2009.  The concluded fair value estimate of $9.80 per share at March 31, 2009 was determined using a 50-50 weighted average of the income approach (discounted cash flows) and the market comparable approach.  The Company’s book value per share as of March 31, 2009 was $8.83.  Because the estimated fair value exceeded book value on that date, we concluded that no goodwill impairment existed at March 31, 2009.  As of September 30, 2009 and June 30, 2009, the Company’s market capitalization exceeded its book value; therefore, no triggering event occurred and we did not test goodwill for impairment as of those dates.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

For a description of our other significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Impact of Inflation

Inflation could affect our cost of doing business, and consequently, our operating income due to limitations on our ability to increase monthly rates because of our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 9.5% of revenues for the nine months ended September 30, 2009.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise our prices.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most GAAP measures.  In this report, we define and use the non-GAAP financial measure of Adjusted EBITDA/EBITDAR, as set forth below:

Definition of Adjusted EBITDA/EBITDAR

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

We define Adjusted EBITDAR as Adjusted EBITDA plus facility lease expense.

Management's Use of Adjusted EBITDA/EBITDAR

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
September 30, 2009

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

Limitations of Adjusted EBITDA/EBITDAR

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
•
Depreciation expense, while not directly affecting our current cash position, does represent wear and tear and/or reduction in value of our properties.  If the cost to maintain our properties exceeds our expected routine capital expenditures, this could affect our ability to attract and retain long-term residents at our communities.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(16,221)	$(23,076)	$(38,620)	$(74,278)
Provision for income taxes	360	270	900	750
Equity losses (earnings) in unconsolidated joint ventures	76	33	(1,108)	890
Depreciation and amortization	18,643	28,925	58,031	88,742
Amortization of deferred gains	(312)	(130)	(460)	(1,134)
Non-cash stock option compensation expenses	1,187	968	3,250	3,786
Impairment of long-lived assets - continuing operations	1,857	-	1,857	-
Debt refinancing fees	-	-	-	1,090
Interest expense	26,170	24,874	77,649	68,030
Straight-line rent expense	4,847	2,220	14,796	7,012
Above/below market rent amortization	2,457	2,524	7,430	7,572
Development and transaction costs	81	504	545	832
Deferred revenues	460	432	475	2,688
Change in fair value of interest rate swaps	221	119	(621)	(16)
Interest income	(575)	(480)	(902)	(1,913)
Discontinued operations	122	616	849	6,349
Professional and workers' compensation liability adjustments	818	(624)	(908)	(2,478)
Adjusted EBITDA	40,191	37,175	123,163	107,922
Facility lease expense	22,056	17,595	65,803	52,384
Adjusted EBITDAR	$62,247	$54,770	$188,966	$160,306

 The table below shows the reconciliation of Adjusted EBITDA/EBITDAR to cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Adjusted EBITDAR	$62,247	$54,770	$188,966	$160,306
Provision for income taxes	(360)	(270)	(900)	(750)
Debt refinancing fees	-	-	-	(1,090)
Interest expense	(26,170)	(24,874)	(77,649)	(68,030)
Interest income	575	480	902	1,913
Discontinued operations—cash component	(121)	181	567	(180)
Professional and workers' compensation liability adjustments	(818)	624	908	2,478
Facility lease expense	(22,056)	(17,595)	(65,803)	(52,384)
Development and transaction costs written off	(81)	(504)	(545)	(832)
Amortization of loan fees	836	739	2,363	1,849
Allowance for doubtful receivables	641	295	2,317	1,096
Changes in operating assets and liabilities, net	7,182	3,184	3,772	11,860
Other	(114)	165	212	221
Net cash provided by operating activities	$21,761	$17,195	$55,110	$56,457

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

Cash From Facility Operations

We define Cash From Facility Operations (CFFO) as net cash provided by operating activities adjusted for:

•	changes in operating assets and liabilities,
•	principal amortization of capital lease obligations
•	recurring routine capital expenditures and
•	net distributions (to) from unconsolidated joint ventures.

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

This metric measures our liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to assess our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) to assess our ability to make regular recurring routine capital expenditures to maintain and improve our communities on a period-to-period basis, (iii) for planning purposes, including preparation of our annual budget and (iv) in setting various covenants in our credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we will be in default of the applicable debt or lease agreement, which could trigger cross-default provisions in our outstanding debt and lease arrangements.

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of cash flow from operations.  CFFO does not represent cash available for discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure.

We believe CFFO is useful to investors because it assists in their ability to meaningfully evaluate (1) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases and (2) our ability to make regular recurring routine capital expenditures to maintain and improve our communities.

CFFO is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of CFFO to GAAP net cash provided by operating activities, along with our consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
September 30, 2009

The following table shows cash flows from facility operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net cash provided by operating activities	$21,761	$17,195	$55,110	$56,457
Adjust for changes in operating assets and liabilities	(7,182)	(3,184)	(3,772)	(11,860)
Recurring capital expenditures, net	(5,793)	(4,080)	(14,039)	(11,544)
Repayment of capital lease and financing obligations	(2,495)	(2,365)	(7,003)	(11,743)
Distributions from unconsolidated joint ventures, net	571	-	1,589	-
Cash From Facility Operations	$6,862	$7,566	$31,885	$21,310

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Our earnings are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At September 30, 2009, we had approximately $173.4 million of variable rate borrowings based on monthly LIBOR.  Of the total variable rate debt of $173.4 million, $46.8 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1% change in the monthly LIBOR on this $46.8 million in variable rate debt, interest expense will either increase or decrease by $468,000.  As of September 30, 2009, the weighted average variable rate is 3.11% in excess of the monthly LIBOR on $46.8 million of the variable rate debt, and the monthly LIBOR rate was 0.24563%.  In addition, we have variable rate debt of $126.6 million that has LIBOR floors at a weighted average floor of 2.58% and a weighted average spread of 3.89%, for a total weighted average rate of 6.47%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR rate is less than the 2.58% weighted average floor.  Increases or decreases to the monthly LIBOR rate do not change interest expense on this variable rate debt until the monthly LIBOR rate rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR rates falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2009.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have two interest rate swap contracts with a combined notional amount of $32.0 million.  A 100-basis point increase in interest rates would increase the fair value of these swaps by approximately $571,000 and a 100-basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $574,000.

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

(b)  Changes in internal controls

During the third quarter of 2009, we completed the first phase of our conversion to the Agresso Business World enterprise resource planning computer software platform, which included our general ledger, accounts payable and financial reporting systems.  This implementation was done to increase the efficiency of our systems and to accommodate future growth and not as a result of any deficiencies identified in the evaluation of our co-chief executive officers or our chief financial officer of our disclosure controls and procedures.  We believe these changes have not materially affected, and are not reasonably likely to materially affect, our internal controls over financial reporting.

Management has evaluated the effectiveness of the Company's internal controls through September 30, 2009.  There were no changes in our internal controls over financial reporting, except as noted in the preceding paragraph, that have materially affected, or are reasonably likely to materially affect, such controls, except as noted in the preceding paragraph.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2009	EMERITUS CORPORATION
(Registrant)

/s/ Raymond R. Brandstrom
Raymond R. Brandstrom, Executive Vice President—Finance, Chief Financial Officer, and Secretary

Index to Exhibits

			Footnote
Number	Description		Number
3.1	Restated Articles of Incorporation of registrant as of September 14, 2009		(1)
3.2	Amended and Restated Bylaws of registrant		(1)
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc.
	(9 Communities) Dated 2009.
	10.65.21	First Amendment to Loan Agreement dated June 30, 2009 between certain subsidiaries of registrant,	(1)
		as borrowers, and Capmark Bank, as lender, in the principal amount of $23.6 million.
	10.65.22	Second Amendment to Loan Agreement dated June 30, 2009 between certain subsidiaries of registrant,	(1)
		as borrowers, and Capmark Bank, as lender, in the principal amount of $23.6 million.
	10.65.31	First Amendment to Promissory Note of Emeri-Sky dated June 30, 2009 in the principal amount of	(1)
		$13.12 million payable to Capmark Bank.
	10.65.41	First Amendment to Promissory Note of Emeriville SC LLC dated June 30, 2009 in the principal amount	(1)
		of $6.0 million payable to Capmark Bank.
	10.65.51	First Amendment Promissory Note of Emeripark SC LLC dated June 30, 2009 in the principal amount	(1)
		of $4.48 million payable to Capmark Bank.
10.70	Updating Debt Financing Documents Relating to the Purchase of communities from Nationwide
	Health Properties, Inc. (NHP)(24 communities) Dated 2009
	10.70.07	First Amendment to the Promissory Note of Emeritus Corporation dated May 1, 2009 in the principal	(1)
		amount of $8 million payable to Capmark Bank (for PHNTUS LO Joliet SCU LLC)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 9, 2009.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 9, 2009.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated November 9, 2009.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 9, 2009.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 9, 2009.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Raymond R. Brandstrom dated November 9, 2009.

Footnotes:

(1)	Filed herewith.