Form 10-K
period 2009-12-31
EMERITUS CORP\WA\
filed 2010-03-15
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2009.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐No ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2009, was $260,721,992.

As of March 1, 2010, 39,278,140 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be reported in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 20, 2010.

EMERITUS CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

The disclosure and analysis in this report, in other disclosures incorporated by reference herein, and in some of Emeritus Corporation’s (“Emeritus” or the “Company”) other public statements contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  Generally, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” “target” or “will,” or the negative of those terms, or comparable terminology.  Some of the forward-looking statements included in this report and documents incorporated by reference and in some of the Company’s other public statements relate to, among other things:

•	the effects of competition and economic conditions on the occupancy levels in the Company’s communities, including possible excess assisted living capacity;

•	Emeritus management’s (“we”, “our”, or “us”) ability under current market conditions to maintain and increase the Company’s resident charges without adversely affecting occupancy levels;

•
our ability to control community operating expenses, including the management of costs largely beyond our control (such as insurance and utility costs), without adversely affecting the level of occupancy and resident charges;

•	our ability to generate cash flows sufficient to service the Company’s debt and other fixed payment requirements;

•	our vulnerability to defaults as a result of noncompliance with various debt and lease covenants, including the effects of cross-default provisions;

•	our uncertainty relating to competition, construction, licensing, environmental regulation, and other matters that affect acquisition, disposition, and development of assisted living communities;

•	our ability to find sources of financing and capital on satisfactory terms to meet the Company’s cash requirements to the extent that they are not met by operations; and

•	our uncertainty related to professional liability and workers’ compensation claims.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please carefully review Item 1A, Risk Factors of this report for important factors that could cause the Company’s actual results to differ materially from the forward-looking statements included in this report and those that we present elsewhere from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain.  Accordingly, you should not place undue reliance on our forward-looking statements.

Although we believe that the expectations and forecasts reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements.  Consequently, no forward-looking statement can be guaranteed and future events and actual or suggested results may differ materially.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any further disclosures we make in the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 1.  BUSINESS

Overview

Emeritus was founded in 1993 and is one of the largest and most experienced national operators of senior living communities (“communities”) in the United States.  The Company’s communities provide residential housing alternatives for senior citizens but also for others (collectively “seniors” or “residents”) including independent living, assisted living, specialized memory care, and, to a lesser extent, skilled nursing.  Approximately 92% of the company’s business is devoted to assisted living and memory care, catering to seniors who need help with the activities of daily living but who do not necessarily require the intensive care provided in skilled nursing facilities.

As of December 31, 2009, we operated, or the Company had an investment in, 308 assisted living communities, consisting of approximately 27,100 residential rooms or suites (collectively “units”) with a capacity for approximately 32,300 residents.  The Company’s communities are located in 36 states and include 167 owned communities, 105 leased communities, and 36 managed communities.  The managed communities include 24 in which the Company holds joint venture interests.  On December 31, 2009, the Company’s consolidated communities were 88.7% occupied.  In 2009, we generated approximately 90.1% of the Company’s revenues from private pay residents, which limits the Company’s exposure to government reimbursement risk.  The Company’s average monthly revenue per occupied unit in 2009 was $3,648.

Dementia is a loss of or decline in memory and other cognitive abilities.  Alzheimer’s disease is the most common type of dementia, accounting for 60 to 80 percent of cases.  Emeritus has 201 communities that offer Alzheimer’s/dementia (“memory care”) services with approximately 3,509 units in a mix of both free-standing communities and as an attached wing of its assisted living communities.  Memory care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

The Company’s portfolio consists of relatively new, high quality communities that offer a significant number of amenities to our residents and which allows us to operate more efficiently.  Of the Company’s 272 owned and leased consolidated communities, 157 have been built or opened since January 1, 1997.  To maintain competitiveness in all markets, we maintain our communities and have significantly upgraded many of the older communities to enhance their appearance and functionality, making improvements to kitchens, emergency call systems, dining, lounge and recreation areas, landscaping, and electronic systems, including internet access and data transmission.

We strive to provide a wide variety of supportive living services in a professionally staffed environment that allows seniors to maintain dignity and independence.  We provide residents with a private or semi-private residential unit and charge a monthly fee based, in part, on each resident’s individual service needs.  We believe the Company’s residential assisted living and memory care communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities, while also providing peace of mind for their families, knowing that trained, professional staff can assist should the need arise.  Our communities promote independence by assisting residents as needed or desired with transportation, socialization, and education as well as with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming.

We focus on providing service of the highest quality and value to our residents.  We also focus on maximizing the Company’s revenues, operating income, and cash flows through a combination of continuing initiatives:

•	increase occupancy to stabilized levels;

•	optimize revenue per unit;

•	expand our memory care offerings to meet growing demand through expansions and conversions of existing communities and further acquisition of existing dementia care communities;

•
establish and maintain quality assurance and risk management programs to maintain customer satisfaction and to reduce the cost of workers’ compensation and professional and general liability insurance;

•	increase capacity via selective acquisitions and expansions of existing communities;

•	increase cost efficiencies through higher occupancy rates and greater economies of scale; and

•	increase the percentage of owned versus leased communities.

As we have executed these growth initiatives, we have consistently improved the Company’s revenues as evidenced by the increase in average monthly revenue per occupied unit from $3,248 in 2007 to $3,417 in 2008 and to $3,648 in 2009.  In 2009, our initiatives to maximize revenues produced the following successful results:

•	Total community operating revenues increased by 16.3% or approximately $126.3 million to $898.7 million in 2009 from 2008;

•	Average occupancy increased to 86.7% in 2009 from 86.5% in 2008;

•	Average monthly revenue per occupied unit increased by 6.8% to $3,648 in 2009 compared to 2008; and

•	The Company’s consolidated portfolio increased by a net of four new communities during 2009, which increased the Company’s capacity by approximately 336 units.

The Assisted Living and Memory Care Industry

The term “assisted living” may also be known as residential care, adult living facility, supported care, adult foster home, retirement residence, etc. (collectively “assisted living”).  We believe that the assisted living and memory care industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.

Generally, assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing.  Certain of the Company’s assisted living communities offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia, in addition to the Company’s free-standing memory care communities.

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

Cost-Effectiveness.  Assisted living services generally cost 30% to 55% less than skilled nursing facilities located in the same region.  We also believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.  According to the 2009 MetLife Market Survey of Nursing Home, Assisted Living, Adult Day Services, and Home Care Costs published in October 2009, the national annual average cost of a year in a nursing home in 2009 was $79,935 for a private room and $72,270 for a semi-private room compared to an annual average cost of $37,572 in an assisted living facility.

Demographics.  The target market for our services is persons 75 years and older.  This group represents one of the fastest growing segments of the U.S. population.  The U.S. Census Bureau predicts the U.S. population to change in the next 20 years as follows:

Age over:	2010	2030	Δ	% Δ
65	40.2 million	72.1 million	31.9 million	79.4%
75	18.8 million	33.3 million	14.5 million	77.1%
85	5.8 million	8.7 million	2.9 million	50.0%

The U.S. Census Bureau’s prediction for the next 40 years is as follows:

Age over:	2010	2050	Δ	% Δ
65	40.2 million	88.5 million	48.3 million	120.1%
75	18.8 million	48.4 million	29.6 million	157.4%
85	5.8 million	19.0 million	13.2 million	227.6%

According to the 2009 Alzheimer’s Disease Facts and Figures report issued by the Alzheimer’s Association, an estimated 5.3 million Americans have Alzheimer’s disease including approximately one in every eight Americans over age 65.  In 2010, nearly a half million Americans will develop Alzheimer’s disease and by 2050, that number will double to nearly one million per year.  In 2011, the first baby boomers will turn 65 and by 2029, all baby boomers will be at least 65 years old.  Absent breakthroughs in medical research, we believe the need for Alzheimer’s and dementia care will continue to increase in the future because of the steady growth in the senior population.

Changing Family Dynamics.  Seniors currently possess greater financial resources than in the past, which makes it more likely that they would be able to afford to live in professionally managed senior housing.  Generally, Emeritus operates in geographic areas where seniors tend to have a significant amount of assets generated from savings, pensions and other assets.  Seniors’ use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services.  Accordingly, we believe that the number of seniors and their families who are able to afford high quality senior residential services, such as those we offer, has also increased.  While the economic downturn in 2008 and 2009 may have had some impact on the financial resources of seniors who have investments in the stock market, we have yet to witness any significant occupancy declines during these years that would suggest a significant correlation between occupancy and the economy.  In addition, the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population.  As a result, many families that traditionally would have provided care to senior family members in their homes are now unable to do so.  We believe these factors have increased the need for professional senior care.

Supply/Demand Imbalance.  While the senior population continues to grow significantly, the supply of assisted living units is not growing at a similarly rapid rate.  According to the 2009 NIC/ASHA Seniors Housing Construction Trend Report issued jointly by the National Investment Center for the Seniors Housing & Care Industry and the American Seniors Housing Association, construction of new assisted living facilities is down over 37% for the year ending March 31, 2009 compared to the year ending March 31, 2008 and is down 45% compared to the year ending March 31, 2007.  We believe that high construction costs, costs and availability of capital and credit, and the cost of liability insurance for smaller operators have constrained the growth in the supply of assisted living facilities.  We believe that growth in the senior population, increased affluence of this generation of senior citizens, baby boomers beginning to reach age 65 in 2011, and the diminished role of the family in providing senior care has led and will continue to lead to supply and demand imbalances.  These imbalances provide us with growth opportunities, as evidenced by a general increase in rental rates over the past few years.

Competitive Strengths

We compete with other assisted living communities located in the areas where we operate.  These communities are operated by individuals, local and regional businesses, and larger operators of regional and national groups of communities, including public companies similar to us.  We believe that Emeritus has the following competitive strengths:

Memory Care Services.  The demand for memory care services continues to grow.  As of December 31, 2009, Emeritus has 201 communities that offer this type of care in a mix of both free-standing communities and as part of the Company’s standard assisted living communities.  The dementia care wings within many of the Company’s assisted living communities enable us to retain residents who may require dementia care services in the future, and who would otherwise be required to move to an alternative care setting.  Where appropriate, memory care residents and/or their families may choose to share “companion living” apartments to provide a lower cost alternative for those residents.  This also serves to enhance the Company’s average rate per occupied unit.

Large Operating Scale.  We believe that the Company’s size gives us significant advantages over smaller operators.  Given the scale of the Company’s operations, we selected high quality operating systems and service alternatives and developed a set of best practices that we have implemented on a national scale.  We also believe that, because of the Company’s size, we are able to purchase food, equipment, insurance, and employee benefits at lower costs, and to negotiate more favorable financing arrangements.

High Quality Communities.  Of the Company’s 272 consolidated communities, 157 communities have been built and opened since January 1, 1997.  In addition, we have significantly upgraded many of the Company’s older communities to improve their appearance and operating efficiency and make them more attractive to prospective residents.  These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, emergency call systems, dining, lounge and recreational areas, landscaping and electronic systems, including those for internet access, data transmission, data sharing, and e-mail.

Geographic Diversification and Regional Focus.  We operate in 36 states across the United States.  We believe this geographic diversification makes Emeritus less vulnerable to adverse economic developments and industry factors, such as overbuilding and regulatory changes, that are limited to a particular region.  We also believe this geographic diversity moderates the effects of regional employment and competitive conditions.  Within each region, we have focused on establishing a critical mass of communities in secondary markets (those outside of major metropolitan areas), which enables us to maximize operating efficiencies.

Experienced Management with Industry Relationships.  We believe that we have strong senior leadership with proven management skills in the assisted living industry.  The Company’s senior management team includes Daniel R. Baty, Chairman of the Board and Co-Chief Executive Officer; Granger Cobb, Co-Chief Executive Officer and President; and Melanie Werdel, Executive Vice President—Administration, each of whom has from 17 to 33 years of management experience in the healthcare industry, ranging from independent living to skilled nursing care.  We believe that the Company’s senior management’s combined experience and the relationships that they have developed with owners and operators of senior living facilities and sources of capital have helped us and will continue to help us develop operating efficiencies, investment and joint venture relationships, and obtain sources of debt and equity capital.

Business Strategy

We believe that assisted living services satisfy a significant demand for alternative senior living services by being positioned between the limited services offered by independent living facilities and the higher-level medical and institutional care offered by skilled nursing facilities.  Our goal is to continue as a national leader in the assisted living segment of the long-term care industry using the following strategies:

Continued Focus on Operations and Occupancy.  In recent years, we have focused on improving community performance through both increased occupancy and revenue per occupied unit.  On September 1, 2007, we merged with Summerville Senior Living, Inc., (“Summerville” or the “Summerville acquisition”), which historically had outperformed legacy Emeritus communities in average rates and occupancy and provided us with an enhanced operating platform.  In 2008, we implemented Summerville’s sales lead and resident assessment systems and tools throughout the Company in order to facilitate increased move-in activity and increases in the capture of level-of-care revenues.  We believe that these marketing and operating philosophies will continue to enhance the Company’s occupancy levels and rates.  We expect that this focus on both rates and occupancy will generate the incremental growth in margins we are striving to achieve.

Customer Service.  Our approach to care is to address our residents’ entire needs from their physical health to their social well-being.  We believe that this “holistic approach” enhances the quality of life and care for our residents.  By providing alternatives like non-related companion living, diabetes management, our Brain Health and Wellness program, our Join-Their-Journey memory care program, and other flexible programming designed to meet the needs of the individual in the Company’s communities, we increase customer satisfaction and thereby increase occupancy and enhance revenue.

Memory Care Markets.  We will continue to explore new and existing markets where there is a significant demand for memory care services.  We believe our signature Join-Their-Journey and Brain Health & Wellness programs are unique and appeal to this market segment.  Our Join-Their-Journey program focuses on care that creates a familiar environment with individualized service and care plans to enhance the residents’ overall quality of life.

Investment in Information Technology Infrastructure.  We are committed to improving the Company’s information technology throughout the organization in an effort to enhance our knowledge base and our ability to make better business decisions.  We continue to expand the computing capabilities in the Company’s communities including investments in computer hardware and networking devices.  In 2008, we installed a care management program designed to manage and track resident care needs and services and we launched a web-based lead management program in order to better manage potential leads and referral sources.  We also installed a timekeeping system throughout the Company to better manage labor costs.  In 2009, we completed the implementation of a new financial and accounting software platform, which has enabled us to respond quickly and cost effectively to changes to our business arising from mergers and acquisitions, regulatory and compliance issues and changes in financial reporting requirements.  In 2010, we plan to add additional functionality to this platform related to procurement and project management.

Selective Acquisition of Communities.  Our business strategy includes the pursuit of opportunities to purchase or lease communities that meet designated criteria.  In general, we favor acquisition opportunities that are in suburbs or smaller cities, enhance the Company’s current market coverage, require minimal upfront capital, are initially neutral or favorable to the Company’s cash flow, and present operational or financing efficiency opportunities not otherwise realized by the existing owner or operator.  In the last few years we have acquired additional communities that satisfied these criteria and we intend to continue to pursue acquisitions that meet these criteria.  From the beginning of 2003 through 2009, we have more than tripled the number of communities in the Company’s consolidated portfolio from 85 to 272, while decreasing the number of the Company’s managed facilities from 95 to 36.  This constitutes a net increase during that same period in the Company’s total operated portfolio of 128 communities.  The increase includes the 2007 acquisition of Summerville, which provided independent living, assisted living, and memory care services in 81 communities comprising 7,935 units in 13 states.  We now lease or own many of the communities we formerly managed.  We have increased the number of communities that we own from 10 at the end of 2006 to 167 at the end of 2009 primarily through the acquisition of 146 communities we formerly operated under long-term leases.  In the three years ended December 31, 2009, we added a net total of 105 communities to the Company’s consolidated portfolio and increased the number of the Company’s managed communities by four.  In early 2010, we added an additional nine leased communities to the Company’s consolidated portfolio.

Development of Communities.  In recent years, we have evaluated development opportunities in markets where existing occupancy is high, resulting in demand for additional capacity and attractive rates.  We opened one new memory care community in 2008 through a joint venture and two assisted living communities in early 2009.  We also opened and completed the expansions of one existing community in 2007, three communities in 2008, and one community in 2009.  Where we have existing communities with stabilized occupancy and strong market rates, we generally evaluate the prospects of adding additional units to existing communities.  These will usually be designated as memory care units, which provide higher incremental margin contributions to the community.  However, in 2008 and 2009, we curtailed our new construction programs until market conditions improve.

Appeal to the Middle Market.  The market segment most attractive to us is middle to upper-middle income seniors 75 and older in smaller cities and suburbs with populations of 50,000 to 150,000 persons.  We think that this segment of the senior community is sufficiently large and geographically broad, and it is generally composed of seniors who are financially capable of purchasing our services.

Resident Services

The Company’s assisted living communities offer residents a full range of services based on individual resident needs in a supportive “home-like” environment.  The services we provide to our residents are designed to respond to their individual needs and to improve their quality of life.

Basic Services.  All of the Company’s residents receive basic services that include meals and snacks, social and recreational activities, weekly housekeeping and linen service, apartment maintenance, a 24-hour emergency response system, and transportation to appointments and excursions.  We make available licensed nurses to evaluate the residents’ care needs and promote wellness.

Assisted Living Services.  The Company’s residents may purchase additional services based on the recommended level of care or assistance required for the activities of daily living (“ADLs”), which are dining, bathing, dressing, grooming, and personal hygiene.  A thorough evaluation of each resident's needs, in collaboration with the resident's physician and family, determines the recommended level of care.  In addition to assistance with ADLs, we also provide assistance with medication management, recreational activities and social support, behavior modification and management, diabetes management, and other simple treatments.

Memory Care Program.  We have designed our Memory Care program to meet the health, psychological, and social needs of our residents diagnosed with Alzheimer's or related dementia.  In a manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs.  Some of the key service areas providing individualized care to our residents with Alzheimer's or related dementias center around a personalized environment, activities planned to support meaningful interactions, specialized dining and hydration programs, and partnerships with families and significant others through support groups, one-on-one meetings, educational forums, and understanding behavior as a form of communication.  We endeavor to provide residents with an optimal quality of life, which includes life enrichment by giving each resident a sense of purpose.

Financial Services.  We help seniors meet their financial needs by partnering with senior financial solution providers such as:

•
Elderlife Financial Services (“Elderlife”).  Elderlife provides lines of credit to help prospective residents pay for the Company’s services.  An Elderlife Line of Credit provides seniors and their families an alternative way to finance senior living.  For many, this eliminates a significant obstacle to moving into a senior living community.

•
Life Care Funding Group.  The Life Care Funding Group helps prospective residents raise funds to pay for the Company’s services through the life settlement market.  A “life settlement” is the sale of an in-force life insurance policy for an amount much greater than the cash surrender value from the insurance company.

Service Revenue Sources

We rely primarily on our residents’ ability to pay the Company’s charges for services from their own or family resources and expect that we will continue to do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we generally believe that only seniors with income or assets meeting or exceeding the regional median can afford to reside in the Company’s communities.

As third-party reimbursement programs and other forms of payment continue to grow, we will evaluate and selectively participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small.  Our primary source of revenue comes from residents’ private resources; all other revenue sources constituted approximately 9.9% of the Company’s total revenues in 2009.

Management Activities

We provide management services to independent and related-party owners of assisted living communities.  We managed 36 and 38 communities at December 31, 2009 and 2008, respectively.  Of the 36 managed communities, 24 are owned by joint ventures in which the Company has an interest, eight are owned by a third party, and four are owned by entities in which Mr. Baty has an interest.  Agreements typically provide for fees between 5% and 6% of gross revenues, although a few have fees based on occupancy that approximate 5% of gross revenues.  Terms typically range from two to five years and may be renewed or renegotiated at the expiration of the term.  However, the Company’s management agreements through its joint venture with Blackstone Real Property Group (“Blackstone JV”), representing 23 managed communities, are automatically renewed on 30-day successive periods after the end of the initial term.

From the beginning of 2003 through 2009, we have decreased the number of the Company’s managed communities from 95 to 36 primarily by acquiring and leasing these communities.  In 2009, we purchased three of the communities that we previously managed.  Management fees were approximately $5.7 million in 2009, $5.0 million in 2008, and $4.4 million in 2007.  Management fees increased by $657,000 in the year ended December 31, 2009, primarily due to the acquisition of six management contracts in the fourth quarter of 2008 and an increase in fees from the Company’s joint ventures.

In January 2010, the Company entered into a joint venture agreement with an affiliate of Blackstone Real Estate Advisors VI, L.P. (“Blackstone”) and an entity controlled by Mr. Baty (“Columbia Pacific”), pursuant to which the Company, Blackstone and Columbia Pacific formed a joint venture that will operate under the name of BRE/SW Portfolio LLC (the “Sunwest Joint Venture”).  The purpose of the Sunwest Joint Venture is to acquire 134 communities currently operated by an Oregon limited liability company (“Sunwest”) for approximately $1.15 billion.  The Sunwest communities proposed to be acquired by the Sunwest Joint Venture are similar in operating characteristics to the Company’s existing portfolio of senior living communities.  The Sunwest Joint Venture’s legal and operational structure is similar to that of the Blackstone JV and we anticipate entering into management agreements with the Sunwest Joint Venture to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  While uncertainty remains concerning whether the Sunwest Joint Venture will be the successful bidder on these communities, we currently expect the proposed acquisition to close in the second half of 2010.

Properties

As of December 31, 2009, we operated 308 assisted living communities, consisting of approximately 27,100 units with a capacity for approximately 32,300 residents.  The Company’s communities are located in 36 states.  As of December 31, 2009, we offer memory care in 201 communities, independent living in 28 communities, and skilled nursing in seven communities.

Marketing and Referral Relationships

Our operating strategy is designed to integrate the Company’s assisted living communities into the continuum of healthcare services offered in the geographic markets in which we operate.  One objective of this strategy is to enable residents who require additional healthcare services to benefit from our relationships with local hospitals, physicians, home healthcare agencies, and skilled nursing facilities in order to obtain the most appropriate level of care.  Thus, we seek to establish relationships with local hospitals, through joint marketing efforts where appropriate, home healthcare agencies, alliances with visiting nurses associations and, on a more limited basis, priority transfer agreements with local, high quality skilled nursing facilities.  In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded our network of referral sources.

Quality Assurance

We have an ongoing quality assurance process that occurs in each of the Company’s communities.  Our program is designed to achieve resident and family member satisfaction with the care and services we provide.  We perform quality assurance audits of care and operational systems on an ongoing basis using the Comprehensive Process Review (“CPR”) auditing tool.  The quality and risk management team developed the CPR audit tool in collaboration with other departments at the community, regional, and divisional levels.  We review and evaluate all areas of community operations and care systems using this comprehensive process.  The audit includes an inspection of the community that evaluates three major areas: quality of care, quality of life, and community practices and behavior.  Other continuous quality improvement measures include our customer satisfaction and employee satisfaction surveys and feedback from residents and family members on a regular basis to monitor their perception of the quality of services provided to residents through our Ethics First compliance program.

The Company’s communities have established ongoing resident and/or family meetings through care conferences and/or family night meetings.  We obtain feedback, recommendations, and suggestions to improve overall quality performance of the community from the residents, responsible parties, and staff.  The CPR, Ethics First compliance program, resident care conferences, and family night meetings are significant components of our continuous quality improvement program.  We use these processes to benchmark our ongoing efforts to improve quality, enhance customer satisfaction, and minimize risk exposure.

Administration

We employ an integrated structure of management, financial systems, and controls to maximize operating efficiency and contain costs.  In addition, we have developed the internal procedures, policies, and standards we believe are necessary for effective operation and management of the Company’s communities.  We have recruited seasoned key employees with years of experience in the senior living services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

The Company’s operating group currently consists of six divisions.  An operational vice president heads each division in a collaborative team system that includes a vice president of sales and marketing and a vice president of quality service and risk management.  Each divisional team oversees several operating regions headed by a regional director of operations, who provides management support services for each of the communities in his/her respective region, along with the respective regional director of quality service and risk management and regional director of sales and marketing.  An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements.  We provide management support services to each of the Company’s residential communities, including operating systems and standards, recruiting, training, and financial and accounting services.  In 2008, we implemented an automated resident assessment system.  This operational system helps to ensure that the Company’s communities maintain a quality standard of care, meet state compliance requirements and capture charges associated with services provided in a flexible and customizable manner.

We have centralized finance and other operational support functions at the Company’s executive offices in Seattle, Washington, in order to allow community-based personnel to focus on resident care.  At the executive offices, we establish policies and procedures that we disseminate to the entire Company, oversee the Company’s financial and marketing functions, manage the Company’s acquisition and development activities, and determine the Company’s overall strategic direction.

We use a combination of centralized and decentralized accounting and computer systems that link each community with the executive offices.  Through these systems, we are able to monitor occupancy rates and operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner.  We believe that the Company’s data systems are adequate for current operating needs and provide the flexibility to meet the requirements of the Company’s operations.  In 2009, we completed the implementation of a new financial and accounting software platform, which positions the Company for future growth and has enabled us to respond quickly and cost effectively to changes to our business arising from mergers and acquisitions, regulatory and compliance issues, and changes in financial reporting requirements.  We use high quality hardware and operating systems from current and proven technologies to support the Company’s technology infrastructure.

Competition

The number of assisted living communities continues to grow in the United States, although the number of assisted living units is not growing as rapidly as the growth of the senior population.  Recently, new construction has been significantly constrained due to a lack of available financing.  We believe that quality of service, reputation, community location, physical appearance, and price will continue to be significant competitive factors.

The assisted living industry is highly competitive and also fragmented.  The Company’s competition comes from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic areas in which the Company operates, as well as retirement facilities and communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers.  In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial, except in the skilled nursing segment.  Although new construction of assisted living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate assisted living communities.  Some of the Company’s present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital.  Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.  The Company’s publicly traded competitors include Brookdale Senior Living Inc., Sunrise Senior Living, Inc., Five Star Quality Care, Inc., Capital Senior Living Corporation, and Assisted Living Concepts, Inc.

Government Regulation

Federal, state, and local authorities heavily regulate the healthcare industry.  Regulations change frequently, and sometimes require us to make changes in the Company’s operations.  We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results.  Changes in applicable laws and new interpretations of existing laws can significantly affect the Company’s operations, as well as the Company’s revenues and expenses.  The Company’s residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities.  In addition, federal, state, and local officials increasingly are focusing their efforts on enforcement of these laws.

In five of the states in which the Company operates or intends to operate, we are prohibited from providing assisted living and related services without first obtaining the appropriate licenses such as a Certificate of Need.  Senior living facilities may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted.  Assisted living communities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements.  Such unannounced surveys occur annually or biannually, or may occur following a state’s receipt of a complaint about the community.  As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements.  Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction, but the reviewing agency typically has the authority to take further action against a licensed or certified facility.  Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions.  From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys.

The Company is also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Anti-Kickback Law and the False Claims Act.  The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) any remuneration directly or indirectly, overtly or covertly, in cash or in kind for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid programs.  Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral.  If an entity were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.  In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties.  The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on providers and their payor sources.  We are also subject to federal and state laws designed to protect the confidentiality of patient health information.  The U.S. Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information.  In addition, many states have confidentiality laws, which in some cases may exceed the federal standard.  We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA.  Although these requirements affect the manner in which we handle health data and communicate with payors at communities, the cost of compliance does not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.  The federal and state laws governing assisted living are various and complex.  While we endeavor to comply with all laws that regulate the licensure and operation of the Company’s communities, it is difficult to predict how our business could be affected if it were subject to an action alleging such violations.

Environmental Matters

Under various federal, state and local environmental laws, a current or previous owner or operator of real property, such as Emeritus, may be held liable in certain circumstances for the costs of investigation, removal, or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at, or under a property, regardless of how such materials came to be located there.  Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines and payments for personal injuries or damage to adjacent property.  The cost of any required investigation, remediation, removal, mitigation, compliance, fines, or personal or property damages and the Company’s liability could, therefore, exceed the property’s value and/or the Company’s assets’ value.  In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property.  In addition, such laws impose liability for investigation, remediation, removal, and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites.  Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances without regard to whether such release or disposal was in compliance with law at the time it occurred.  Moreover, the imposition of such liability could be joint and several, which means the Company could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof.

We do not believe that the Company has incurred any such liabilities that would have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

The Company’s operations are subject to regulation under various federal, state and local environmental laws, including those relating to: the handling, storage, transportation, treatment, and disposal of medical waste products generated at the Company’s communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of the Company’s properties.

Some of the Company’s communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease.  The management of infectious medical waste, including its handling, storage, transportation, treatment, and disposal, is subject to regulation under various federal, state, and local environmental laws.  These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice, and reporting obligations.  Each of the Company’s communities has an agreement with a waste management company for the proper disposal of all infectious medical waste.  The use of such waste management companies does not immunize the Company from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize the Company from third-party claims for the cost to clean up disposal sites at which such wastes have been disposed.  Any finding that we are not in compliance with environmental laws could adversely affect the Company’s business operations, financial condition, or results of operations.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials (together, “asbestos materials”) in their buildings.  The regulations also set forth employee training, record-keeping requirements, and sampling protocols pertaining to asbestos materials.  Significant fines can be assessed for violation of these regulations.  Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos materials.  The regulations may affect the value of a building containing asbestos materials in which we have invested.  Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos materials when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building.  Such laws may impose liability for improper handling or a release to the environment of asbestos materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with these materials.

The presence of mold, lead-based paint, contaminants in drinking water, radon and/or other substances at any of the communities we own or may acquire may lead to the incurrence of costs for remediation, mitigation, or the implementation of an operations and maintenance plan, or present a risk that third parties will seek recovery from the owners, operators, or tenants of such properties for personal injury or property damage.  In some circumstances, areas affected by mold may be unusable for periods of time for repairs, and even after successful remediation, the known prior presence of extensive mold could adversely affect the ability of a community to retain or attract residents and could adversely affect a community’s market value.

We believe that we are in compliance with applicable environmental laws.

Employees

At December 31, 2009, Emeritus had approximately 17,409 employees, including 12,577 full-time employees.  The Company employed 394 full-time employees in its executive offices and regional offices.  Of the Company’s 17,409 total employees, 1,714 work at the Company’s managed communities.  On September 25, 2009, a majority of employees at one community voted to be represented by a labor union.  We believe and we have alleged that the labor union engaged in objectionable conduct affecting the results of the election and the election results should be set aside.  This matter is currently pending before the National Labor Relations Board and the outcome of the election remains uncertain.  As of December 31, 2009, we are unaware if a labor union was representing any of the Company’s other employees or if any employees were attempting to organize a labor union.  We believe our relationship with the Company’s employees is satisfactory.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel, particularly in nursing, in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control the Company’s results of operations.

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder are made available free of charge on the Company’s web site (www.emeritus.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information contained on the Company’s web site is not being incorporated herein.  These reports may also be obtained at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C., 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Emeritus.

We have posted the Company’s Corporate Governance Guidelines, Code of Conduct, Code of Ethics and the charters of the Company’s Audit, Compensation, and Nominating and Corporate Governance Committees on the Company’s web site.

ITEM 1A.  RISK FACTORS

The Company’s financial condition, results of operations, and cash flows are subject to many risks, including, but not limited to, those set forth below:

The Company has incurred losses since it began doing business, except for 2005, and may continue to incur losses for the foreseeable future.  Emeritus organized and began operations in July 1993 and has operated at a loss since it began doing business, except for 2005.  For 2009, 2008, and 2007, we recorded losses of $53.9 million, $104.8 million, and $48.7 million, respectively.  We believe that the historically aggressive growth of the Company’s portfolio through acquisitions and developments and related financing activities, as well as our inability (along with most of the assisted living industry) to significantly increase occupancy rates at the Company’s communities, were among the causes of these losses.  To date, at many of the Company’s communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flows from operating activities but not overall Company earnings.  The Company’s ongoing results of operations may not become profitable in line with our current expectations or may not become profitable at all.

If the Company cannot generate sufficient cash flows to cover required interest, principal, and lease payments, it risks defaults on its debt agreements and leases.  At December 31, 2009, the Company had total debt of $1.4 billion, with minimum annual principal payments of $21.3 million due in 2010 and had both long-term operating and capital lease commitments requiring minimum annual payments of $24.0 million in 2010.  In addition, the Company will have approximately $128.7 million and $236.7 million in principal amount of debt that matures in 2011 and 2012, respectively.  If the Company is unable to generate sufficient cash flows to make such payments as required and we are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on the communities secured by the respective indebtedness or, in the case of a lease, could terminate the Company’s lease, resulting in loss of income and asset value.  In some cases, the Company’s indebtedness is secured by a particular community and a pledge of its interests in a subsidiary entity that owns that community.  In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating its acquisition of that community.  Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company’s mortgage and lease agreements, if we default on one of the Company’s payment obligations, we could adversely affect a significant number of the Company’s communities.

Because the Company is highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions.  A substantial portion of the Company’s future cash flows will be designated to debt service and lease payments.  In the past, we have occasionally been dependent on third-party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future.  In addition, we are periodically required to refinance these obligations as they mature.  The Company’s long-term debt was $1.4 billion at December 31, 2009, and its obligations under long-term operating and capital leases were $1.2 billion at December 31, 2009.  These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize the Company’s occupancy rates at levels that would result in positive earnings.  In previous years, we have been unable to increase the Company’s occupancy to levels that would result in net income on a sustained basis.  The Company’s historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed the Company’s communities.  While the Company’s occupancy levels have increased in 2009 and each year from 2004 through 2007, during the three years prior to that and in 2008, occupancy levels declined, excluding the effects of acquired communities.  The Company’s occupancy levels may not increase in the future and may never reach levels necessary to achieve net income.

We may not find additional funding through public or private financing on acceptable terms.  We may not find adequate equity, debt, or sale-leaseback financing when we need it or on terms acceptable to us.  This could affect our ability to finance the Company’s operations or refinance the Company’s properties to avoid the consequences of default and foreclosure under the Company’s existing financing as described elsewhere.  In addition, if we raise additional funds by issuing equity securities, the Company’s shareholders may experience dilution in their investment.

If we fail to comply with financial covenants contained in the Company’s debt instruments, the Company’s lenders may accelerate the related debt.  From time to time, we have failed to comply with certain covenants in the Company’s financing and lease agreements relating generally to matters such as cash flow, debt and lease coverage ratios, and certain other performance standards.  In the future, we may be unable to comply with these or other covenants.  If we fail to comply with any of these requirements and are not able to obtain waivers, the Company’s lenders could accelerate the related indebtedness so that it becomes due and payable prior to its stated due date, and/or the lessors could terminate lease agreements.  We may be unable to repay or refinance this debt if it becomes due.

We self-insure many of the Company’s liabilities.  In recent years, participants in the long-term care industry have experienced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories.  Many of these suits involve large claims and significant legal costs.  We expect that the Company will occasionally face such suits because of the nature of our business.  The Company is responsible for the full loss of any professional liability claims.  We also carry conventional commercial general liability insurance.  Claims against the Company, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business.  Except on a very limited basis, we currently do not carry professional liability insurance and, although we review the Company’s liability insurance annually, we may not be able to obtain third-party liability insurance coverage in the future or, if available, on acceptable terms.

We face risks associated with selective acquisitions.  We intend to continue to seek selective acquisition opportunities.  However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions.  The acquisition of communities presents a number of risks.  Existing communities available for acquisition may frequently serve or target different market segments than those we presently serve.  It may be necessary in these cases to reposition and renovate acquired communities or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives.  In the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures.  As a consequence, we currently plan to target assisted living communities with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost.  Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into the Company’s existing operations.  We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis.  We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.

Recent disruptions in the financial markets could affect our ability to obtain financing for development of the Company’s properties and other purposes, including any refinancing of the Company’s debt due in 2010 and 2011 on reasonable terms and could have other adverse effects on the Company and the market price of the Company’s common stock. The United States securities and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing.  Continued uncertainty in the securities and credit markets may adversely affect our ability to access additional financing for development of the Company’s properties and other purposes, including any refinancing of the Company’s debt on reasonable terms.  The Company will have approximately $5.5 million and $128.7 million in principal amount of debt that matures in 2010 and 2011, respectively.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to further adjust the Company’s business plan accordingly.  These events also may make it more difficult or costly for us to raise capital.  The disruptions in the financial markets have had and may have a material adverse effect on the market value of the Company’s common stock and other adverse effects on our business, the Company’s financial condition, results of operations, and cash flows.

If we are unable to expand the Company’s facilities in accordance with our plans, the Company’s anticipated revenues and results of operations could be adversely affected.  We are currently working on a limited number of projects that will expand several of the Company’s existing communities over the next several years.  We are also developing two new senior living facilities in partnership with a third party.  These projects are in various stages of development and are subject to a number of factors over which we have little or no control.  Such factors include the necessity of arranging separate mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects.  In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated.  We also cannot assure you that any of the Company’s development projects will be economically successful.  Our failure to achieve the Company’s expansion and development plans could adversely impact our growth objectives and the Company’s financial condition, results of operations, and cash flows.

We expect competition in our industry to increase, which could cause the Company’s occupancy rates and resident fees to decline.  The assisted living industry is highly competitive, and given the relatively low barriers to entry and continuing health care cost containment pressures, we expect that our industry will become increasingly competitive in the future.  It is possible that market saturation in some locales could have an adverse effect on the Company’s communities and their ability to reach and maintain stabilized occupancy levels.  Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations.  We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities.  We expect that competition from new market entrants will increase as assisted living residences receive increased market awareness and more states decide to include assisted living services in their Medicaid programs.  Some of these competitors may have substantially greater financial resources than we do.  Increased competition may limit our ability to attract or retain residents or maintain the Company’s existing rate structures.  This could lead to lower occupancy rates or lower rate structures in the Company’s communities.

If development of new assisted living facilities outpaces demand, we may experience decreased occupancy, depressed margins, and diminished operating results.  In the future, some assisted living markets in which we operate could reach a point of being overbuilt.  The barriers to entry in the assisted living industry are not substantial.  Consequently, the development of new assisted living facilities could outpace demand.  Overbuilding in the markets in which we operate could thus cause the Company to experience decreased occupancy and depressed margins and could otherwise adversely affect the Company’s results of operations.

Market forces could undermine our efforts to attract seniors with sufficient resources.  We rely on the ability of our residents to pay the Company’s fees from their own or family financial resources.  Generally, only seniors with income or assets meeting or exceeding the comparable median in the region where the Company’s assisted living communities are located can afford the Company’s fees.  The economic recession, depressed housing market, inflation or other circumstances may undermine the ability of seniors to pay for our services.  If we encounter difficulty in attracting seniors with adequate resources to pay for our services, the Company’s occupancy rates may decline or we may be forced to lower the Company’s rental rates.

The Company’s labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents.  We compete with other providers of assisted living services and long-term care in attracting and retaining qualified and skilled personnel.  We depend on our ability to attract and retain management personnel responsible for the day-to-day operations of each of the Company’s communities.  If we are unable to attract or retain qualified community management personnel, the Company’s results of operations may suffer.  In addition, possible shortages of nurses or trained personnel may require us to enhance our wage and benefits packages to compete in the hiring and retention of personnel.  We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.  From time to time we are the subject of union organizing activity that, if successful, could impact the Company’s labor costs.  As a result of these and other factors, the Company’s labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents.

Some of the Company’s facilities generate infectious medical waste due to the illness or physical condition of the residents.  The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws.  These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations.  Each of the Company’s facilities has an agreement with a waste management company for the proper disposal of all infectious medical waste.  Any finding that we are not in compliance with these environmental laws could adversely affect our business and financial condition.  While we are not aware of any non-compliance with environmental laws related to infectious medical waste at any of the Company’s properties, these environmental laws are amended from time to time and we cannot predict when and to what extent liability may arise.  In addition, because these environmental laws vary from state to state, expansion of the Company’s operations to states where we do not currently operate may subject the Company to additional restrictions on the manner in which we operate the Company’s facilities.

The Company’s Co-Chief Executive Officer, Daniel R. Baty, has personal interests that may conflict with ours due to his interest in Columbia Pacific Group, Inc.  Mr. Baty is the principal owner of Columbia Pacific Group, Inc. (“Columbia Pacific”), a private company engaged in the development and operation of senior housing, assisted living communities, and hospitals in India and other parts of Asia.  Columbia Pacific and affiliated partnerships also own assisted living communities, Alzheimer’s and dementia care facilities, and independent living facilities in the United States, some of which we manage under various management agreements.  These financial interests and management and financing responsibilities of Mr. Baty with respect to Columbia Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

Mr. Baty’s potentially competitive activities are limited by a noncompete agreement between him and the Company.  However, the Company, with the approval of a committee of its Board of Directors, has waived the noncompete obligations in certain cases when it was deemed beneficial to the Company to do so, including situations where it received a management contract and certain purchase rights for a Baty-related property.

Mr. Baty financially supports some of the Company’s recent transactions and the operations of certain communities that we manage with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support.  As of December 31, 2009, we manage four communities owned by entities controlled by Mr. Baty.  Mr. Baty was also the guarantor of a portion of the Company’s obligations under a 24-community lease with an entity in which Mr. Baty has an ownership interest.  We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided the Company with financing in the amount of $18.0 million for two years, which financing was paid off in July 2007.  In 2004, Mr. Baty personally guaranteed $3.0 million of the Company’s obligations under a long-term lease with Health Care Property Investors, Inc., an independent REIT, which terminated with the purchase of these communities in August 2007.  Also in 2004, Mr. Baty guaranteed the Company’s obligations under a long-term lease relating to 20 communities.  As part of this arrangement, which continues to be in effect for 18 of the communities (the “Cash Flow Sharing Communities”), he shares in 50% of the positive cash flow (as defined) and is responsible for 50% of the cash deficiency for these communities.  In 2008, we entered into a 50-50 joint venture with Mr. Baty to purchase the real estate of eight of the Cash Flow Sharing Communities, into which Mr. Baty contributed approximately $6.8 million in 2008 and $1.1 million in 2009.  In 2009, we borrowed $3.2 million from Baty-related entities to finance the purchase of two communities that we previously managed for these entities.  We believe that we would have been unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support.  The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.  In addition, we cannot guarantee that his support will be available in the future.

We may be unable to attract and retain key management personnel.  We depend upon, and will continue to depend upon, the services of Mr. Baty and Mr. Cobb.  Mr. Baty has financial interests and management responsibilities with respect to Columbia Pacific and its related partnerships that require a considerable amount of Mr. Baty’s time.  As a result, he does not devote his full time and efforts to Emeritus.  The loss of Mr. Baty’s services, or those of Mr. Cobb, could adversely affect the Company’s business and its results of operations.  We also may be unable to attract and retain other qualified executive personnel critical to the success of our business.

The Company’s costs of compliance with government regulations may significantly increase in the future.  Federal, state, and local authorities heavily regulate the healthcare industry.  Regulations change frequently, and sometimes require us to make expensive changes in the Company’s operations.  We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results.  Changes in applicable laws and new interpretations of existing laws can significantly affect the Company’s operations, as well as the Company’s revenues, particularly those from governmental sources, and the Company’s expenses.  These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and facilities in existing markets.  In addition, if any of the Company’s presently licensed facilities operates outside of its licensing authority, it may be subject to penalties, including closure of the facility.  The Company’s residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities.  Federal, state, and local governments occasionally conduct unannounced investigations, audits, and reviews to determine whether violations of applicable rules and regulations exist.  Devoting management and staff time and legal resources to such investigations, as well as any material violation by the Company that is discovered in any such investigation, audit, or review, could strain our resources and affect the Company’s results of operations.  In addition, regulatory oversight of construction efforts associated with refurbishment could cause the Company to lose residents and disrupt community operations.  While these regulations and licensing requirements often vary significantly from state to state, they typically include:

•	state and local laws impacting licensure;

•	consumer protection against deceptive practices;

•
laws affecting the management of property and equipment, including living accommodations such as room size, number of bathrooms, ventilation, furnishing of resident units, and other physical plant specifications;

•
laws affecting how we otherwise conduct the Company’s operations, such as staff training; personnel education; records management; admission and discharge criteria; documentation and reporting requirements; privacy laws, and fire, health, and safety laws and regulations;

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

We may be unable to satisfy all regulations and requirements or to acquire and maintain any required licenses on a cost-effective basis.  Failure to comply with applicable requirements could lead to enforcement action that could materially and adversely affect business and revenues.  Loss, suspension or modification of a license may also cause the Company to default under its leases and/or trigger cross-defaults.

The Company is also subject to federal and state regulations regarding government funded public assistance that prohibit certain business practices and relationships.  Because we accept residents who receive financial assistance from governmental sources for their assisted living services, we are subject to federal and state regulations that prohibit certain business practices and relationships.  Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicaid or similar state reimbursement programs.  Our failure to comply with such regulations also could result in fines and the suspension or inability to renew the Company’s operating licenses.  Acceptance of federal or state funds could subject the Company to potential false claims actions or whistleblower claims.

We face possible environmental liabilities at each of the Company’s properties.  Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials that could be located on, in, or under its property.  These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  We could face substantial costs of any required remediation or removal of these substances, and the Company’s liability typically is not limited under applicable laws and regulations.  The Company’s liability could exceed its properties’ value or the value of its assets.  We may be unable to sell or rent the Company’s properties, or borrow using the Company’s properties as collateral, if any of these substances are present or if we fail to remediate them properly.  Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site, the Company also may be liable for the costs of the removal or destruction of the hazardous or toxic substances at the disposal site.  In addition to liability for these costs, the Company could be liable for governmental fines and injuries to persons or properties.

In addition to the risks described above, investing in Emeritus common stock involves the following risks:

We may experience volatility in the market price of Emeritus common stock due to the lower trading volume and lower public ownership of Emeritus common stock.  The market price of Emeritus common stock has fluctuated significantly in the past and is likely to continue to be highly volatile.  In particular, the volatility of Emeritus common stock is influenced by lower trading volume and lower public ownership relative to several other publicly-held competitors, as well as recent turmoil in the stock market.  For example, the closing stock price has ranged from $4.88 per share to $24.54 per share during fiscal 2009.  As of March 1, 2010, affiliates owned 49.22% of the outstanding shares; therefore, Emeritus common stock is relatively less liquid and may be more susceptible to large price fluctuations.

Many factors could cause the market price of Emeritus common stock to significantly rise and fall.  In addition to the matters discussed in other risk factors discussed in this filing, some of the reasons for the fluctuations in Emeritus common stock prices could be:

•	fluctuations in the Company’s operating income from continuing operations;
•	changes in the Company’s business, operations, or prospects;
•	changes in the regulatory environment;
•	sales of Emeritus common stock by affiliates;
•	the hiring or departure of key personnel;
•	announcements or activities by the Company’s competitors;
•	proposed acquisitions by the Company or its competitors;

•
financial results that fail to meet public market analysts expectations and changes in stock market analysts’ recommendations regarding Emeritus common stock, other healthcare companies, or the healthcare industry in general;

•	adverse judgments or settlements obligating the Company to pay damages;
•	acts of war, terrorism, or national calamities;
•	industry, domestic and international market and economic conditions; and
•	decisions by investors to de-emphasize investment categories, groups, or strategies that include the Company or its industry.

In addition, the stock market has recently experienced significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of Emeritus common stock.  When the market price of a company’s stock drops significantly, shareholders may institute securities class action litigation against that company.  Any litigation against the Company could cause it to incur substantial costs, divert our time and attention and other resources, or otherwise harm our business.

Insiders have substantial control over the Company and are able to influence corporate matters.  Under the terms of a shareholders agreement entered into in connection with the Summerville acquisition, a representative from each of the shareholder groups related to Mr. Baty (the “Baty shareholders”), Apollo Real Estate Investment Funds III and IV (the “Apollo shareholders”) and Saratoga Partner IV, L.P. (the “Saratoga shareholders”) has been elected or appointed to the Company’s Board of Directors.  The Company’s directors and executive officers and their affiliates, including the Baty shareholders, the Apollo shareholders, and the Saratoga shareholders, own, in the aggregate, approximately 49.22% of the Company’s outstanding common stock as of March 1, 2010.  As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the Company or its assets.  This concentration of ownership could limit a shareholder’s ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over the Company.

Future sales of shares by existing shareholders could cause the Emeritus common stock price to decline.  Based on shares outstanding as of March 1, 2010, the Company has outstanding approximately 39,278,140 shares of common stock, of which the Company’s executive officers, directors and affiliates controlled by them beneficially own 19,332,276 shares.

The shares received by the Apollo shareholders in the Summerville acquisition were eligible for sale in the public market beginning September 1, 2008, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended.  However, pursuant to a registration rights agreement the Company entered into with the Apollo shareholders, the Baty shareholders, the Saratoga shareholders, and Mr. Cobb, we agreed to register shares of common stock beneficially owned by these persons under certain circumstances.  In particular, we filed a shelf registration statement, which was declared effective by the SEC on January 16, 2008, to permit public resale of 4,859,008 shares beneficially owned by Apollo shareholders and 1,800,000 shares beneficially owned by certain Saratoga shareholders.  Pursuant to this registration statement, these shareholders will be able to publicly resell the identified Emeritus shares of common stock without restriction.  Moreover, if one or more parties to the registration rights agreement exercise their rights with respect to the shares they own, additional shares may become eligible for public resale without restriction.

As of December 31, 2009, options for a total of 3,320,976 shares of common stock were outstanding under the Company’s equity incentive plans, of which a total of 1,499,743 shares were then exercisable.  Of the shares exercisable, 645,017 shares were exercisable at a price in excess of the Company’s stock trading price at December 31, 2009.  All of the shares issuable on exercise of such vested options are eligible for sale in the public market.  If the Company’s executive officers, directors, or significant shareholders sell, or indicate an intention to sell, substantial amounts of Emeritus common stock in the public market, the trading price of Emeritus common stock could decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the Emeritus common stock price and trading volume could decline.  The trading market for Emeritus common stock may depend in part on any research and reports that securities or industry analysts publish about the Company or its business.  The Company currently has limited research coverage by securities and industry analysts.

Lack of research coverage could negatively impact the market for Emeritus common stock.  In the event additional securities or industry analysts do initiate coverage of the Company and one or more of these analysts downgrade Emeritus common stock or publish inaccurate or unfavorable research about our business, the Emeritus common stock price would likely decline.

Antitakeover provisions of Washington law, the Company’s articles of incorporation and its restated bylaws may prevent or delay an acquisition of it that shareholders may consider favorable or may prevent or delay attempts to replace or remove its Board of Directors.  The Company’s articles of incorporation and bylaws contain provisions, such as the right of its directors to issue preferred stock from time to time with voting, economic and other rights superior to those of its common stock without the consent of the Company’s shareholders, and prohibitions on cumulative voting in the election of directors, all of which could make it more difficult for a third party to acquire the Company without the consent of its Board of Directors.  In addition, the Company’s articles of incorporation provide for its Board of Directors to be divided into three classes serving staggered terms of three years each, permit removal of directors only for cause by the holders of not less than two-thirds of the shares entitled to elect the director whose removal is sought, and require two-thirds shareholder approval of certain matters, including business combination transactions not approved by its incumbent board and the amendment of the Company’s restated bylaws.  Furthermore, the Company’s restated bylaws require advance notice of shareholder proposals and nominations and impose restrictions on the persons who may call special shareholder meetings.  In addition, Chapter 23B.19 of the Washington Business Corporation Act prohibits certain business combinations between the Company and certain significant shareholders unless certain conditions are met.  These provisions may have the effect of delaying or preventing a change of control of the Company even if this change of control would benefit its shareholders.

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Communities

The Company’s assisted living communities generally consist of one-story to three-story buildings and include common dining and social areas.  Of the Company’s 308 operating communities, 201 offer memory loss services, 28 offer some independent living services and seven offer skilled nursing services.  The table below summarizes information regarding the Company’s current operating communities as of December 31, 2009.

	Number of			Communities
States	Communities	Units	Beds	Own	Lease	Manage
Arizona	10	716	868	6	–	4
Arkansas	3	253	253	3	–	–
California	46	4,465	5,194	12	30	4
Colorado	3	197	217	1	–	2
Connecticut	4	343	385	–	4	–
Delaware	2	152	173	1	1	–
Florida	47	5,048	5,964	23	19	5
Georgia	5	296	426	1	–	4
Idaho	5	368	418	5	–	–
Illinois	4	339	407	4	–	–
Indiana	6	513	652	3	3	–
Iowa	2	118	146	2	–	–
Kansas	4	269	308	2	1	1
Kentucky	1	80	88	1	–	–
Louisiana	5	442	502	4	1	–
Maryland	5	448	491	1	4	–
Massachusetts	9	973	1,053	4	5	–
Michigan	2	216	240	1	1	–
Mississippi	6	472	538	5	1	–
Montana	3	281	308	1	1	1
Nevada	3	212	270	1	1	1
New Hampshire	1	100	200	–	–	1
New Jersey	9	894	957	2	4	3
New Mexico	3	236	302	–	–	3
New York	13	1,057	1,182	11	–	2
North Carolina	6	432	470	5	–	1
Ohio	16	1,482	1,706	3	11	2
Oregon	1	53	55	1	–	–
Pennsylvania	5	354	474	5	–	–
South Carolina	11	661	810	7	4	–
Tennessee	2	134	136	1	1	–
Texas	41	3,505	4,655	36	4	1
Utah	1	83	91	–	1	–
Virginia	11	923	1,228	4	6	1
Washington	12	923	1,041	10	2	–
West Virginia	1	100	132	1	–	–
	308	27,138	32,340	167	105	36

Executive Offices

The Company’s executive offices are located in Seattle, Washington, where we lease approximately 57,000 square feet of space.  The Company’s lease agreement has a term of 10 years, expiring in July 2016.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability.  We record accruals for these claims based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable.  While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on the Company’s financial position, results of operations, or liquidity.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On September 17, 2008, we transferred the listing of Emeritus common stock from the American Stock Exchange (the “AMEX”) to the New York Stock Exchange (the “NYSE”).  Emeritus common stock is traded on the NYSE under the symbol “ESC.”  The following table sets forth for the periods indicated the high and low closing prices for Emeritus common stock as reported on the NYSE and the AMEX, respectively.

	2009		2008
	High	Low	High	Low

First Quarter	$11.27	$4.88	$25.52	$20.82
Second Quarter	$14.71	$6.37	$26.60	$14.62
Third Quarter	$23.03	$11.46	$26.32	$13.42
Fourth Quarter	$24.54	$15.64	$24.20	$5.05

As of March 1, 2010, we had 102 holders of record of Emeritus common stock.

The Company has never declared or paid any dividends on its common stock, and we currently expect to retain any future earnings to finance the operation and expansion of our business.  Future dividend payments will depend on the Company’s financial condition, results of operations, capital expenditure plans, and other obligations and will be at the sole discretion of its Board of Directors.  Certain of the Company’s existing leases and lending arrangements contain provisions that restrict the Company’s ability to pay dividends, and we anticipate that the terms of future leases and debt financing arrangements may contain similar restrictions.  Therefore, we do not anticipate paying any cash dividends on Emeritus common stock in the foreseeable future.

Performance Graph

The following graph compares the cumulative five-year total return provided to shareholders on shares of Emeritus common stock relative to the cumulative total returns of the S&P 500, S&P Smallcap 600 Index, NYSE Composite Index, and a customized peer group selected by us for the period beginning on December 31, 2004 and ending on December 31, 2009.  In making this comparison, an investment of $100 with reinvestment of all dividends is assumed to have been made in Emeritus common stock in each index and in the peer group.  Stock price performance shown below for Emeritus common stock is historical and not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Emeritus Corporation, The S&P Smallcap 600 Index,
NYSE Composite Index, The S&P 500 Index And A Peer Group

$250
$200
$150
$100
$50
$0
12/04
12/05
12/06
12/07
12/08
12/09
Emeritus Corporation
S&P Smallcap 600
S&P 500
NYSE Composite
Peer Group

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09

Emeritus Corporation	100.00	162.40	192.64	194.96	77.75	145.35
S&P Smallcap 600	100.00	107.68	123.96	123.59	85.19	106.97
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NYSE Composite	100.00	109.36	131.74	143.42	87.12	111.76
Peer Group	100.00	146.84	193.44	139.17	26.86	68.08

The Company’s peer group consists of Brookdale Senior Living, Inc., Capital Senior Living Corporation, Five Star Quality Care, Inc., Sunrise Senior Living, Inc. and Assisted Living Concepts Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this Item is contained in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2009, are derived from the Consolidated Financial Statements of Emeritus Corporation.  The Consolidated Balance Sheets as of December 31, 2009 and 2008 and Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2009, are included elsewhere in this Form 10-K beginning at page F-4.  Consolidated Statements of Operations Data for periods prior to 2009 have been recast due to changes in the composition of the Company’s discontinued operations and the noncontrolling interest.

	Year Ended December 31,
	2009	2008	2007 (1)	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$898,732	$772,443	$538,874	$416,615	$382,086
Total operating expenses	849,866	773,362	521,904	387,525	370,069
Operating income (loss) from continuing operations	48,866	(919)	16,970	29,090	12,017
Net other income (expense)	(102,013)	(100,957)	(60,509)	(45,571)	11,988
Income (loss) from continuing operations before income taxes	(53,147)	(101,876)	(43,539)	(16,481)	24,005
Benefit of (provision for) income taxes	(336)	(1,020)	(812)	3,044	(9,358)
Income (loss) from continuing operations	(53,483)	(102,896)	(44,351)	(13,437)	14,647
Loss from discontinued operations	(1,335)	(2,043)	(4,390)	(1,181)	(2,345)
Net income (loss)	(54,818)	(104,939)	(48,741)	(14,618)	12,302
Net loss attributable to the noncontrolling interest	943	188	–	–	–
Net income (loss) attributable to Emeritus shareholders before preferred stock dividends	(53,875)	(104,751)	(48,741)	(14,618)	12,302
Preferred stock dividends	–	–	–	–	(599)
Net income (loss) to Emeritus Corporation common shareholders	$(53,875)	$(104,751)	$(48,741)	$(14,618)	$11,703

Basic income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.34)	$(2.63)	$(1.64)	$(0.75)	$1.03
Discontinued operations	(0.03)	(0.05)	(0.16)	(0.07)	(0.17)
	$(1.37)	$(2.68)	$(1.80)	$(0.82)	$0.86

Diluted income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.34)	$(2.63)	$(1.64)	$(0.75)	$0.82
Discontinued operations	(0.03)	(0.05)	(0.16)	(0.07)	(0.13)
	$(1.37)	$(2.68)	$(1.80)	$(0.82)	$0.69

Weighted average number of common shares outstanding:
Basic	39,183	39,075	27,152	17,774	13,625
Diluted	39,183	39,075	27,152	17,774	18,305

Consolidated Operating Data (See Item 7):
Communities Emeritus Corporation owns or leases	272	268	254	171	170
Number of units	23,995	23,659	21,759	16,513	15,095

	December 31,
	2009	2008	2007 (1)	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,070	$27,254	$67,710	$14,049	$56,413
Working capital deficit	(7,482)	(15,209)	(31,433)	(41,877)	(28,808)
Total assets	2,089,940	2,095,193	1,885,480	703,060	747,770
Long-term debt, less current portion	1,375,088	1,355,149	711,664	83,335	77,650
Capital lease and financing obligations, less current portion	165,372	180,684	497,039	586,174	607,677
Convertible debentures, less current portion	-	-	-	26,575	26,625
Emeritus Corporation shareholders' equity (deficit)	$312,082	$359,401	$458,507	$(119,032)	$(113,073)

(1) Includes the operating results, assets acquired and liabilities assumed of Summerville for periods subsequent to the merger on September 1, 2007.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

Emeritus is one of the nation’s largest providers of assisted living and Alzheimer’s/memory care services.  As of December 31, 2009, the Company operated 308 communities in 36 states.

Fiscal 2009 in Review

The year 2009 was marked by a continuation of the U.S. and global economic recession and turmoil in the financial and housing markets that began in 2008.  Despite these economic conditions, we continued to execute our strategic plan, which is discussed in detail under Item 1, Business—Business Strategy, in this Form 10-K.  Our business fundamentals remain solid, as evidenced by 84.4% growth in 2009 “same community” operating income in 2009 compared to 2008 and stable occupancy.

Average occupancy on a same community basis increased to 87.9% in 2009 from 87.1% in 2008 and increased to 86.7% from 86.5% on a consolidated basis.  Average monthly revenue per occupied unit in 2009 increased by 2.8% on a same community basis and 6.8% overall compared to 2008.  Average monthly revenue per occupied unit on a same community basis increased 1.5% from the fourth quarter of 2008 to the fourth quarter of 2009 and 4.1% overall compared to the fourth quarter of 2008.

We increased the Company’s consolidated portfolio in 2009 by four communities, representing 336 units.  In addition, we refinanced or extended approximately $54.8 million of other debt.

Looking Ahead to 2010

Although there is some evidence that the economic recession has ended, we cannot predict the depth and duration of current conditions or their impact on the Company’s financial condition and results of operations.  However, we continue to believe that the needs-driven nature of our business, pent-up demand and reduced supply of new senior housing in our sector will mitigate the economic recession as well as the effect of the weakness in the housing market.

We will continue to focus on the fundamentals of occupancy and rate growth as well as expense control.  We have spent two years implementing scalable structures and systems to better monitor and manage the Company’s key business drivers and believe that we are in a position to absorb additional capacity without significant changes to the Company’s overhead structure.

As part of our long-term strategy, we intend to continue to selectively pursue potential acquisitions.  In early 2010, we added nine additional leased communities to the Company’s consolidated portfolio.  In January 2010, the Company entered into the Sunwest Joint Venture with Blackstone and Columbia Pacific.  The purpose of the Sunwest Joint Venture is to acquire 134 communities currently operated by Sunwest for approximately $1.15 billion.  The Sunwest communities proposed to be acquired by the Sunwest Joint Venture are similar in operating characteristics to the Company’s existing portfolio of senior living communities.  We anticipate entering into management agreements with the Sunwest Joint Venture to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  While uncertainty remains concerning whether the Sunwest Joint Venture will be the successful bidder on these properties, we currently expect the acquisition to close in the second half of 2010.

See Item 1A, Risk Factors, in this Form 10-K.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2009

The Company’s Portfolio

The following table sets forth a summary of the Company’s community property interests.
	As of December 31,			As of December 31,		As of December 31,
	2009			2008		2007
	Buildings		Units	Buildings	Units	Buildings	Units
Owned	167		13,363	164	13,111	107	8,781
Leased	105	(1)	10,632	104	10,548	147	12,978
Consolidated Portfolio	272		23,995	268	23,659	254	21,759
Managed	12		1,325	14	1,479	10	1,184
Joint Venture	24		1,818	24	1,818	23	1,737
Operated Portfolio	308		27,138	306	26,956	287	24,680

Percentage increase (2)	0.7%		0.7%	6.6%	9.2%	41.4%	49.5%

(1)
We account for 79 of the 105 leased communities as operating leases and the remaining 26 as capital leases.  We do not include the assets and liabilities of the 79 operating lease communities on the Company’s Consolidated Balance Sheets.

(2)	The percentage increase indicates the change from the prior year.

The total consolidated community portfolio at December 31, 2009, consists of the following unit types:

Total Units
Independent Living	1,408
Assisted Living	18,544
Memory Care	3,509
Skilled Nursing Care	252
Operating Units	23,713
Held for sale	46
Units taken out of service	236
Designed Capacity Units	23,995

The units taken out of service represent rooms that have been converted for alternative uses, such as additional office space, and are not available for immediate occupancy.  The units taken out of service are excluded from the calculation of occupancy percentage.  These units are put back into service as demand dictates.

Significant Transactions

In 2009, 2008 and 2007, we entered into a number of transactions that affected the number of communities we own, lease, and manage; the Company’s financing arrangements; and the Company’s capital structure.  These transactions are summarized below.  The Company’s most significant transaction in recent years was the merger with Summerville on September 1, 2007, which added 81 communities and 7,935 units to the Company’s leased and operated portfolio.  For more details, see Note 4, Acquisitions and Other Significant Transactions in Notes to Consolidated Financial Statements in this Form 10-K.

				Purchase	Amount
Portfolio or Community	Date	Communities	Units	Price (1)	Financed
Emeritus at Merced	October 2009	1	83	$6,250	$5,000	(2)
Emeritus at Trace Pointe	October 2009	1	100	15,783	14,100	(2)
Emeritus at College Park	June 2009	1	85	10,579	9,010	(2)
Emeritus at Northdale	January 2009	1	84	—	—	(3)
Emeritus at Urbandale	January 2009	1	38	6,632	5,461	(8)
Ventas Realty	December 2008	5	432	64,251	55,621	(4)
HCP	December 2008	11	1,462	—	—	(3)
BV Holding-LTC	December 2008	2	254	—	—	(3)
Health Care REIT, Inc. (Tranche 2)	October 2008	10	693	77,164	56,398	(4)
Health Care REIT, Inc. (Tranche 1)	June 2008	19	1,564	222,656	213,220	(4)
Emeritus at Arborwood	June 2008	1	54	6,750	6,000	(2)
Nationwide Health Properties, Inc.	February 2008	24	1,672	313,954	279,140	(4)
Nationwide Health Properties, Inc.	January 2008	1	38	—	—	(5)
Emeritus at Hazel Creek	January 2008	1	104	—	—	(3)
Summerville at Pinnacle	December 2007	1	106	12,670	10,950	(2)
Summerville Senior Living, Inc.	September 2007	81	7,935	278,150	—	(6)
Health Care REIT, Inc.	August 2007	3	431	24,520	19,504	(4)
Wegman	August 2007	9	711	88,000	67,760	(4)
Health Care Property Investors, Inc.	August 2007	41	3,732	501,500	302,916	(7)
Inn at Marietta	July 2007	1	89	—	—	(3)
Health Care Property Investors, Inc.	March 2007	7	453	28,650	23,600	(4)
Healthcare Realty Trust	March 2007	12	786	98,999	88,000	(4)
Fretus Investors, Inc.	February 2007	24	1,651	143,105	132,000	(4)
		258	22,557
(1) Excludes closing costs and purchase accounting adjustments.
(2) Purchase of community.
(3) Operating leases.
(4) Acquisition of properties previously operated under leases.
(5) Leased community included in February 2008 acquisition.
(6) 8.4 million shares of Emeritus common stock were exchanged for Summerville's outstanding stock.
(7) Acquisition of properties previously leased from HCPI, including eight leased to Summerville.
(8) New construction

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2009

The following table summarizes the property transactions entered into in 2008 and 2009:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2007		107	147	254	33	287
Courtyard of Loyalton - development	Jan-08	–	1	1	–	1
Emeritus at Hazel Creek	Jan-08	–	1	1	–	1
March 31, 2008		107	149	256	33	289
Nationwide Health Properties asset acquisition	Apr-08	24	(24)	–	–	–
Galleria Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Meridian Oaks - disposition	May-08	(1)	–	(1)	–	(1)
Emeritus at Arborwood	Jun-08	1	–	1	–	1
Emeritus at Stow - development	Jun-08	–	–	–	1	1
Health Care REIT asset acquisition	Jun-08	19	(19)	–	–	–
June 30, 2008		149	106	255	34	289
No activity in the quarter		–	–	–	–	–
September 30, 2008		149	106	255	34	289
Health Care REIT asset acquisition	Oct-08	10	(10)	–	–	–
New management agreements	Nov-08	–	–	–	4	4
Health Care Properties lease	Dec-08	–	11	11	–	11
BV Holding-LTC lease	Dec-08	–	2	2	–	2
Ventas Realty asset acquisition	Dec-08	5	(5)	–	–	–
December 31, 2008		164	104	268	38	306
Autumn Ridge - disposition	Jan-09	(1)	–	(1)	–	(1)
Emeritus at Northdale	Jan-09	–	1	1	–	1
Emeritus at Urbandale - development	Jan-09	1	–	1	–	1
New management agreements	Jan-09	–	–	–	2	2
March 31, 2009		164	105	269	40	309
Emeritus at College Park	Jun-09	1	–	1	(1)	–
June 30, 2009		165	105	270	39	309
No activity in the quarter		–	–	–	–	–
September 30, 2009		165	105	270	39	309
Emeritus at Trace Pointe	Oct-09	1	–	1	(1)	–
Isle at Emerald Court	Oct-09	–	–	–	(1)	(1)
Emeritus at Merced	Oct-09	1	–	1	(1)	–
December 31, 2009		167	105	272	36	308

Results of Operations

For the fiscal year 2009, we recorded a net loss of $53.9 million compared to net losses of $104.8 million in 2008 and $48.7 million in 2007.  Operating income from continuing operations, which excludes interest, equity earnings/losses, and other non-operating items, was $48.9 million in 2009 compared to an operating loss of $919,000 in 2008 and operating income of $17.0 million in 2007.  Total operating revenues increased to $898.7 million in 2009 from $772.4 million in 2008 and $538.9 million in 2007.

Two of the important factors affecting the Company’s financial results are the rates we charge our residents and the occupancy levels we achieve in the Company’s communities.  We rely primarily on our residents' ability to pay the Company’s charges for services from their own or family resources and expect that we will do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in the Company’s communities.  In this context, we must be sensitive to our residents' financial circumstances and remain aware that rates and occupancy are interrelated.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2009

In evaluating the rate component, we generally utilize the average monthly revenue per occupied unit, computed by dividing the total operating revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we generally utilize an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.  We evaluate these and other operating components for the Company’s consolidated portfolio, which includes the communities we own and lease, as well as for the Company’s total operating portfolio, which includes all of the communities we manage.

In the Company’s consolidated portfolio, the average monthly revenue per occupied unit increased from $3,248 in 2007 to $3,417 in 2008 and to $3,648 in 2009.  The change from 2008 to 2009 represents an increase of $231 per occupied unit, or 6.8%, and the change from 2007 to 2008 represents an increase of $169 per occupied unit, or 5.2%.  These rate increases reflect a combination of factors, including local market conditions, competition, changes in level of required level of care provided to residents, acquisitions, and inflationary adjustments.

In the Company’s consolidated portfolio, the average occupancy rate was 86.7% in 2009, 86.5% in 2008 and 86.9% in 2007.  The occupancy rates decreased slightly from 2007 to 2008 but increased in 2009 despite the recent general economic downturn.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

Since Emeritus Corporation’s inception in 1993, it has incurred cumulative operating losses totaling approximately $414.4 million as of December 31, 2009.  We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of the Company’s leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  While we have generally realized growth in both the Company’s occupancy and average monthly rates, we anticipate continued losses in the near term until such time as the Company’s occupancy stabilizes.  Our current emphasis is on maximization of cash flows and cost containment as we work toward improvements in occupancy and average rates, selective growth, and changes in the Company’s capital structure, such as acquisition of leased properties and refinancing of existing debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
December 31, 2009

Statements of Operations as Percentage of Revenues and Year-to-Year Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from year to year:

				Period-to-Period Percentage of Change Fav/ (Unfav)
	Percentage of Revenues			Percentage Change
	Years Ended December 31,			Year-to-Year
	2009	2008	2007	2009-2008	2008-2007

Revenues:	100.0%	100.0%	100.0%	16.3%	43.3%

Expenses:
Community operations (exclusive of depreciation and amortization and community leases expense shown separately below)	65.2	63.5	63.0	(19.3)	(44.5)
General and administrative	7.1	7.6	9.1	(8.3)	(20.1)
Acquisitions and development	0.1	0.5	-	86.8	N/M
Impairments on long-lived assets	0.7	1.3	0.3	38.0	N/M
Depreciation and amortization	8.6	15.4	14.8	35.1	(48.7)
Community leases	13.0	11.8	9.7	(28.2)	(74.6)
Total operating expenses	94.7	100.1	96.9	(9.9)	(48.2)
Operating income (loss) from continuing operations	5.3	(0.1)	3.1	N/M	(105.4)

Other income (expense):
Interest income	0.1	0.3	0.9	(54.8)	(54.4)
Interest expense	(11.8)	(12.4)	(13.1)	(11.2)	(35.8)
Change in fair value of interest rate swaps	0.1	(0.2)	(0.1)	154.5	(114.9)
Equity earnings (losses) for unconsolidated joint ventures	0.1	(0.3)	0.8	158.3	(151.6)
Others, net	0.1	(0.5)	0.2	129.7	N/M
Net other expense	(11.4)	(13.1)	(11.3)	(1.0)	(66.8)

Loss from continuing operations before income taxes	(6.1)	(13.2)	(8.2)	47.8	(134.0)
Provision for income taxes	-	(0.1)	(0.2)	67.1	(25.6)
Loss from continuing operations	(6.1)	(13.3)	(8.4)	48.0	(132.0)
Loss from discontinued operations	(0.1)	(0.3)	(0.8)	34.7	53.5
Net loss	(6.2)	(13.6)	(9.2)	47.8	(115.3)
Net loss attributable to the noncontrolling interest	0.1	-	-	N/M	N/M
Net loss attributable to Emeritus Corporation common shareholders	(6.1%)	(13.6%)	(9.2%)	48.6%	(114.9)%
Note: “N/M” indicates percentages that are not meaningful in the analysis.

Comparison of the Years Ended December 31, 2009 and 2008

Net Loss Attributable to Emeritus Corporation Common Shareholders:

We reported a net loss attributable to Emeritus Corporation common shareholders of $53.9 million in 2009 compared to $104.8 million in 2008.  As discussed under Liquidity and Capital Resources, the Company has incurred significant losses since its inception but has generated positive cash flow from operating activities since 2001.

The $50.9 million decrease in net loss was primarily due to improvements in operating income from continuing operations, which increased by $49.8 million to $48.9 million in the current year.  The increase in operating income reflects the acquisition of communities, improvements in operating margins (community revenues less community operating expenses), and a decrease in amortization expense.  Interest expense increased by $10.8 million, which was partially offset by a decrease in net other expenses.
The net loss for 2009 and 2008 include the following unusual or noncash items, as described below:

•
Net reductions in insurance expense of $1.9 million and $6.1 million in 2009 and 2008, respectively, resulting from actuarial adjustments to prior years’ professional liability and workers’ compensation reserves;

•	Loss in 2008 of $1.3 million resulting from the termination of certain operating leases when we purchased the related real estate;
•	Expense in 2008 of $1.5 million from costs incurred to refinance debt, including third-party fees and the write-off of deferred loan costs;
•	Expense of $517,000 in 2009 and $3.9 million in 2008 from transaction and development-related expenses;
•	Impairment losses of $7.5 million and $13.4 million in 2009 and 2008, respectively, from the impairment of tangible and intangible assets and investments;
•	Gain of $1.6 million in 2009 and loss of $2.9 million in 2008 from the change in fair value of interest rate swaps, including amounts reported in equity earnings from unconsolidated joint ventures;
•	Depreciation and amortization decreased to $77.1 million in 2009 from $118.8 million in 2008, or $41.7 million, due primarily to the full amortization of resident contract costs in January 2009; and
•	Straight-line rents and amortization of above/below market rents increased to $28.6 million in 2009 from $19.9 million in 2008, or $8.7 million, due primarily to acquisition activity.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$893,043	$767,411	$125,632	16.4%
Management fees	5,689	5,032	657	13.1%
Total operating revenues	$898,732	$772,443	$126,289	16.3%

This increase in total community revenues is primarily due to additional revenues of $98.2 million primarily related to acquisitions that occurred predominantly throughout 2008 and from expansions of existing communities.  The remaining increase in revenues from our same community portfolio is due to an increase in rates of $20.3 million and an increase in occupancy contributing $7.1 million.  Management fees increased in 2009 primarily due to a full year’s management fees from a joint venture with an affiliate of the Wegman Companies, Inc. (the “Stow JV”) starting in June 2008 and from five additional managed properties beginning in the fourth quarter of 2008.

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,648	$3,417	$231	6.8%
Average occupancy rate	86.7%	86.5%		0.2 ppt*

* percentage points

Community Operations Expense:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$585,783	$490,867	$94,916	19.3%
As percentage of revenue	65.2%	63.5%		1.7 ppt

Community operations expense represents direct costs incurred to operate the communities and includes costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase in community operations expense is primarily due to an increase of $75.8 million related to acquisitions and expansion projects that occurred predominantly throughout 2008.  The remaining difference of $19.1 million primarily resulted from same community portfolio increases in employee-related expenses of $11.8 million, of which $1.9 million relates to salaries and wages (a 0.9% increase from 2008) and $9.9 million relates to employee benefits.  The increase in same community employee benefits includes $5.1 million in health insurance due primarily to increased enrollment, $2.6 million in workers’ compensation expense, as further explained below, and $1.0 million in sick pay benefits primarily due to a policy change.  Other same community expense increases include maintenance of $2.4 million and supplies of $1.7 million.  We attribute the remaining increase to normal inflationary increases in other community operating expenses.

Total workers’ compensation expense was $12.9 million and $7.8 million in 2009 and 2008, respectively, a $5.1 million expense increase.  Included in total workers’ compensation expense were additional expenses for prior year claims exposure of $845,000 in 2009 and an expense reduction for prior year claims exposure of $1.5 million in 2008.  Exclusive of these claims adjustments, workers’ compensation expense for 2009 and 2008 was $12.0 million and $9.3 million, respectively.  Of the current year’s adjusted expense increase of $2.7 million, $1.3 million relates to new acquisitions and expansions and $1.4 million to our same community portfolio.  The rate increase as a percent of payroll dollars represents our revised estimates of the ultimate exposure under the Company’s workers’ compensation programs based upon actuarial valuations and reflects an overall increase in both the frequency and severity of claims in the current year.

Total professional and general liability insurance expense was $4.0 million and $1.5 million in 2009 and 2008 respectively, a $2.5 million expense increase.  We recorded expense reductions for prior year claims exposure of $2.8 million in 2009 and $4.5 million in 2008 based on actuarial estimates of future losses.  Exclusive of these claims adjustments, professional and general liability expense for 2009 and 2008 was $6.7 million and $6.0 million, respectively.

General and Administrative Expense:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$63,647	$58,784	$4,863	8.3%
As percentage of revenue	7.1%	7.6%		(0.5) ppt

The increase in general and administrative expense was primarily related to increases in staffing costs for regional and corporate overhead positions, including approximately $6.7 million in salaries and benefits.  Non-cash stock compensation expenses decreased $795,000 to $4.1 million in 2009 compared to $4.9 million in 2008.  The increase in salaries and benefits is primarily due to an increase in the number of personnel as a result of anticipated growth and increase in average salaries.  The remaining change in general and administrative expenses consisted of a decrease in professional and consulting fees of $740,000 and a net decrease of $365,000 in all other general and administrative expenses.

Since 36 of the communities we operate are managed rather than owned or leased at December 31, 2009, general and administrative expense as a percentage of operating revenues for all communities, including non-consolidated managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of operating revenues for all communities decreased to 6.3% in 2009 from 6.7% in 2008.

Acquisitions and Development Expense:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Acquisitions and development	$517	$3,907	$(3,390)	(86.8%)
As a percent of revenue	0.1%	0.5%		(0.4) ppt

Acquisitions and development expense in 2009 of $517,000 primarily represents professional and consulting fees incurred related to community purchases and unsuccessful acquisition activity that we expensed during the year.  The 2008 acquisitions and development expense of $3.9 million primarily relates to the write-off of capitalized costs after discontinuance of development projects.

Impairment Expense on Long-Lived Assets:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Impairments on long-lived assets	$6,308	$10,176	$(3,868)	(38.0%)
As a percent of revenue	0.7%	1.3%		(0.6) ppt

The impairment loss recorded in 2009 represents the write-down of communities and other assets previously held for sale.  The impairment loss recorded in 2008 includes a $10.2 million write-down of communities previously held for sale.  We determined the fair value of the communities based on a weighting of recent offers from prospective purchasers and the income capitalization approach.

For a detailed discussion of these impairments and how they were calculated, see Note 14, Fair Value Measurements, in Notes to Consolidated Financial Statements included in this Form 10-K.

We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed the estimated fair value of the Company.  We performed the annual impairment test as of October 31, 2009 and concluded that no impairment charge was required, as the estimated fair value of Emeritus was substantially in excess of its carrying value.

Depreciation and Amortization Expense:
	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$77,138	$118,776	$(41,638)	(35.1%)
As percentage of revenue	8.6%	15.4%		(6.8) ppt

The decrease in depreciation and amortization expense represents a decrease in depreciation expense of $1.2 million and a decrease in amortization expense of $40.4 million.  The decrease in depreciation expense is the result of our purchase, in 2008, of the real estate underlying 52 communities that we accounted for as capital leases.  We depreciate assets under capital leases over the lease terms, which are generally shorter than the useful lives.

The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our purchase of Summerville in September 2007.  We fully amortized this asset in the first quarter of 2009; therefore, amortization expense related to this asset decreased by $41.3 million from 2008, which was offset in part by intangible assets acquired in the purchase of three communities in 2009.

Community Leases Expense:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$87,923	$70,971	$16,952	23.9%
Above/below market rent	9,684	9,978	(294)	(2.9%)
Straight-line rent	18,866	9,903	8,963	90.5%
Community leases	$116,473	$90,852	25,621	28.2%
As percentage of revenue	13.0%	11.8%		1.2 ppt

The increase in community leases expense consisted primarily of $29.4 million related to the acquisition of 15 communities since December 2007 accounted for as operating leases.  This amount was partially offset by a decrease of $4.8 million related to our 2008 purchases of six communities formerly accounted for as operating leases and the reclassification of one community to a capital lease due to the modification of its lease terms.  We leased 79 and 78 communities under operating leases as of December 31, 2009 and 2008, respectively.  The increase in straight-line rents was due to the new community leases discussed above which contain fixed rent escalators in future years.

Interest Income:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$1,035	$2,292	$(1,257)	(54.8%)
As percentage of revenue	0.1%	0.3%		(0.2) ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  On average, cash and restricted deposit balances were lower in 2009 as compared to 2008 and interest rates on overnight deposits have decreased since 2008.

Interest Expense:
	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$106,340	$95,590	$10,750	11.2%
As percentage of revenue	11.8%	12.4%		(0.6) ppt

The increase in interest expense resulted primarily from the purchase of 58 communities during 2008 formerly operated under leases, 52 of which were formerly capital leases.  The purchase of these communities increased interest expense by $18.4 million, which was offset in part by a $9.0 million decrease resulting from the elimination of the capital leases.  The remaining increase was primarily from the refinancing of debt, the purchase of three new communities, and the opening of one new development.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) for unconsolidated joint ventures	$1,285	$(2,203)	$3,488	158.3%
As percentage of revenue	0.1%	(0.3%)		0.4 ppt

The equity earnings for 2009 were comprised of equity earnings of $1.4 million from the Blackstone JV, partially offset by equity losses from the Stow JV in which the Company has a 50% equity interest.  The equity losses for 2008 were comprised of equity losses of $1.8 million from the Blackstone JV and $407,000 from the Stow JV.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which are recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $767,000 in 2009 and a loss of $1.4 million in 2008.  Excluding the interest rate swap adjustments, equity earnings for the Blackstone JV were $598,000 for 2009 and equity losses were $430,000 for 2008.  See Note 2 to the Company’s Consolidated Financial Statements for more information on the Company’s investments in unconsolidated joint ventures.

Other, net:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$1,158	$(3,898)	$5,056	129.7%
As percentage of revenue	0.1%	(0.5%)		0.6 ppt

Other, net for 2009 consists primarily of amortization of deferred gains of $769,000 and resident late fee finance charges of $546,000.

The 2008 amount includes: (i) a $1.3 million loss resulting from the write-off of intangible assets related to the purchase of previously leased communities; (ii) $1.5 million of expenses related to debt refinancing transactions; (iii) $1.7 million related to an impairment of investments in marketable equity securities; and (iv) approximately $600,000 of other miscellaneous expenses.  These expenses were offset in part by amortization of deferred gains amounting to $1.2 million.

Income Taxes:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(336)	$(1,020)	$684	67.1%
As a percent of revenue	–	(0.1%)		0.1 ppt

The provision for income taxes in 2009 represents estimated state income and franchise tax accruals of $1.4 million, net of a $1.0 million federal income tax benefit.  The 2008 provision for income taxes is due primarily to estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
	(in thousands, except percentages)

Loss from discontinued operations	$(1,335)	$(2,043)	$708	34.7%
As a percent of revenue	(0.1%)	(0.3%)		0.2 ppt

Loss from discontinued operations in 2009 and 2008 includes one leased community that we sold in January 2010 and one community that we sold in the first quarter of 2009.  Loss from discontinued operations in 2008 also includes two communities that we sold in 2008.  Loss from discontinued operations includes impairment losses of $1.2 million in 2009 and $1.4 million in 2008.  The remaining difference is due to the differences in operating income or loss between the two years for the period we operated the facilities.

Comparison of the Years Ended December 31, 2008 and 2007

Net Loss Attributable to Emeritus Corporation Common Shareholders:

We reported a net loss of $104.8 million in 2008 compared to $48.7 million in 2007.  As discussed under Liquidity and Capital Resources, the Company has incurred significant losses since its inception but has generated positive cash flow from operating activities since 2001.

The $56.1 million increase in the Company’s net loss was primarily due to increases in depreciation and amortization expense, community leases expense, and interest expense, which were the result of various real estate transactions as explained below.  Operating income from continuing operations decreased by $17.9 million to a loss of $919,000 in 2008.

The net loss for 2008 and 2007 includes the following unusual or noncash items, as described below:

•	Reductions in insurance expense of $6.1 million in 2008 and $3.6 million in 2007 resulting from actuarial adjustments to prior years’ professional liability and workers’ compensation reserves;

•	Loss in 2008 of $1.3 million resulting from the termination of certain operating leases when we purchased the related real estate;

•	Expense in 2008 of $1.5 million from costs incurred to refinance debt, including third-party fees and the write-off of deferred loan costs;

•	Expense in 2008 of $3.9 million from the write-off of transaction and development-related expenses;

•	Impairment losses of $13.4 million in 2008 and $4.8 million in 2007 from the impairment of tangible and intangible assets and investments;

•	A gain in 2007 of $7.7 million from the sale of the Company’s investment in Senior Healthcare Partners, LLC (Senior Med);

•	Expense in 2007 of $1.3 million due to the early conversion of debentures; and

•	Losses of $2.9 million in 2008 and $1.7 million in 2007 from the change in fair value of interest rate swaps, including amounts reported in equity earnings from unconsolidated joint ventures;

•	Depreciation and amortization increased to $118.8 million in 2008 from $79.9 million in 2007, or $38.9 million, due primarily due to acquisition activity; and

•	Straight-line rents and amortization of above/below market rents increased to $19.9 million in 2008 from $7.1 million in 2007, or $12.8 million, due primarily to acquisition activity.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$767,411	$534,511	$232,900	43.6%
Management fees	5,032	4,363	669	15.3%
Total operating revenues	$772,443	$538,874	$233,569	43.3%

This increase in total community revenues is primarily due to additional operating results from the acquisition or lease of 98 communities since December 2006.  These additional communities represent an increase in revenue of approximately $211.7 million for 2008.  The remaining increase in revenues of $21.2 million, or 4.0%, is related to the remaining communities.  Of this increase, $17.3 million is primarily due to an increase in the average revenue per occupied unit and $3.9 million is due to an increase in occupancy for those remaining communities, despite the decrease in the occupancy rates for all consolidated communities as presented in the table below.  Management fees increased by $669,000 in the year ended December 31, 2008, primarily due to the increase in management fees from the Blackstone JV and the management fees from the Stow JV starting in June 2008.

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,417	$3,248	$169	5.2%
Average occupancy rate	86.5%	86.9%		(0.4) ppt*

* percentage points

We attribute the overall occupancy decline in 2008 to a combination of the addition of new communities with lower occupancy rates and, to a certain extent, the downturn in the economy and related credit market crisis, which may have resulted in seniors delaying the move from their homes into the Company’s communities.

Community Operations Expense:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$490,867	$339,618	$151,249	44.5%
As percentage of revenue	63.5%	63.0%		0.5 ppt

Community operations expense represents direct costs incurred to operate the communities and include costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase in community operations expense is primarily due to the acquisition or leasing of the 98 additional communities, which accounted for $135.9 million of the increase.  The remaining increase of $15.3 million, or 4.5%, is primarily due to employee-related expenses of $13.1 million and a net increase in various other community operating expenses of approximately $2.2 million primarily attributable to normal inflationary increases.

The Company’s professional and general liability insurance expense was $1.5 million and $2.3 million in 2008 and 2007 respectively, an $852,000 expense reduction.  This reduction in expense reflects the impact of our risk management efforts over the past few years to reduce both frequency and cost of claims, resulting in a decrease in actuarial projected losses for all open years from 2003 to 2008.  We recorded expense reductions for prior year claims exposure of $4.5 million and $4.0 million in 2008 and 2007, respectively.  Total current year professional liability expense for 2008 and 2007 was $6.0 million and $6.3 million, respectively, exclusive of prior year adjustments.  While the decrease in annual professional liability expense from 2008 to 2007 was not significant when comparing the total from year to year, it was significant given the substantial growth of the Company over that time, adding 98 communities to the Company’s consolidated portfolio while reflecting an overall decrease in expense.

Similarly, the Company’s workers’ compensation expense was $7.8 million and $7.6 million in 2008 and 2007, respectively, a $158,000 expense increase.  We recorded an expense reduction for prior year claims exposure of $1.5 million in 2008, and an increase of $322,000 in 2007.  Total current year workers’ compensation expense for 2008 and 2007 was $9.3 million and $7.3 million, respectively, exclusive of prior year adjustments.  The current year expense increase of $2.0 million, or 29.2%, grew at a much slower rate than our increase in total community operating costs of 45.2%, which was primarily driven by the growth in communities included in the Company’s consolidated portfolio as discussed above.  This rate improvement as a percent of payroll dollars represents our revised estimates of the ultimate exposure under the Company’s workers’ compensation programs based upon actuarial valuation reports.

General and Administrative Expense:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$58,784	$48,959	$9,825	20.1%
As percentage of revenue	7.6%	9.1%		(1.5) ppt

The increase in general and administrative expense was primarily related to increased staffing costs for regional and corporate overhead positions, including approximately $4.5 million in salaries and benefits, and $1.3 million of incentive compensation expense.  The increase in salaries and benefits resulted from increases in the number of personnel and in average salaries.  Much of the increase in personnel relates to the Summerville acquisition, the effects of which are more pronounced in 2008 because the acquisition closed in September 2007.  The remaining increase in general and administrative expenses consisted of travel of $1.1 million, professional and consulting fees of $861,000, accounting fees of $460,000, payroll processing of $306,000, and legal fees of $304,000.  The remaining increase of $1.0 million was comprised of increases and decreases in various other accounts.  Included in general and administrative expenses is non-cash stock compensation expense of $4.9 million in 2008 and $4.7 million in 2007.

Since 38 of the communities we operate are managed rather than owned or leased at December 31, 2008, general and administrative expense as a percentage of operating revenues for all communities, including non-consolidated managed communities, may be more meaningful for industry-wide comparisons.  General and administrative expense as a percentage of operating revenues for all communities decreased to 6.7% in 2008 from 7.7% in 2007.

Acquisition and Development Expense:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Acquisitions and development	$3,907	$-	$3,907	N/A
As a percent of revenue	0.5%	–		0.5 ppt

Acquisition and development expense in 2008 primarily relates to the write-off of capitalized costs after discontinuance of development projects.

Impairment Expense on Long-Lived Assets:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Impairments on long-lived assets	$10,176	$1,399	$8,777	627.4%
As a percent of revenue	1.3%	0.3%		1.0 ppt

The impairment losses recorded in 2008 and 2007 represent the write-downs of communities previously held for sale.  We determined the fair value of the communities based on a weighting of recent offers from prospective purchasers.

For a detailed discussion of these impairments and how they were calculated, see Note 14, Fair Value Measurements, in Notes to Consolidated Financial Statements included in this Form 10-K.

Depreciation and Amortization Expense:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$118,776	$79,901	$38,875	48.7%
As percentage of revenue	15.4%	14.8%		0.6 ppt

The increase in depreciation and amortization expense is primarily the result of an increase of $36.7 million in depreciation and amortization from the Summerville acquisition and the acquisitions of previously leased communities.

Community Leases Expense:
	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$70,971	$44,953	$26,018	57.9%
Above/below market rent	9,978	3,326	6,652	200.0%
Straight-line rent	9,903	3,748	6,155	164.2%
Community leases	$90,852	$52,027	38,825	74.6%
As percentage of revenue	11.8%	9.7%		2.1 ppt

Total community leases expense is comprised of rent expense under operating leases, which is adjusted by the amortization of above and below market rent intangibles and straight-line rent deferrals.  The increases set forth in the table above are due primarily from the September 2007 acquisition of the Summerville communities, partially offset by a decrease in operating lease expense due to the acquisition during 2007 and 2008 of communities formerly operated under operating leases.  We leased 78 and 71 communities under operating leases as of December 31, 2008 and 2007, respectively.

Interest Income:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$2,292	$5,022	$(2,730)	(54.4%)
As percentage of revenue	0.3%	0.9%		(0.6) ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  On average, cash and restricted deposit balances were lower and interest rates on overnight deposits decreased in 2008 as compared to 2007.

Interest Expense:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$95,590	$70,365	$25,225	35.8%
As percentage of revenue	12.4%	13.1%		(0.7) ppt

The increase in interest expense resulted primarily from an increase in interest expense of $27.9 million from debt assumed or incurred related to the Company’s 2007 and 2008 acquisitions.  This increase was partially offset by reductions of $2.7 million in other interest expense due to scheduled paydowns on loans and mortgages.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings (losses) for unconsolidated joint ventures	$(2,203)	$4,266	$(6,469)	(151.6%)
As percentage of revenue	(0.3%)	0.8%		(1.1) ppt

Equity losses in 2008 were primarily from Blackstone JV equity losses of $1.8 million and equity losses of $407,000 from the 2008 opening of a new community in the Company’s Stow JV.  Equity earnings in unconsolidated joint ventures of $4.3 million for 2007 were primarily driven by net equity gains of $7.3 million from the Company’s investment in Senior Med, principally from a gain recognized upon the Company’s divestiture of that investment, offset by equity losses from the Company’s Blackstone JV of $2.9 million.  The Blackstone equity losses include non-cash losses from the change in fair value of an interest rate swap of $1.4 million and $1.0 million in 2008 and 2007, respectively.  Exclusive of the interest rate swap charge, the Company’s equity loss from the Blackstone JV improved by $1.5 million.  See Note 2 to the Company’s Consolidated Financial Statements for more information on the Company’s investments in unconsolidated joint ventures.

Other, net:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$(3,898)	$1,293	$(5,191)	(401.5%)
As percentage of revenue	(0.5%)	0.2%		(0.7) ppt

The 2008 amount includes: (i) a $1.3 million loss resulting from the write-off of intangible assets related to the purchase of previously leased communities; (ii) $1.5 million of expenses related to the debt refinancing transactions; (iii) $1.7 million related to an impairment of investments in marketable equity securities; and (iv) approximately $600,000 of other miscellaneous expenses.  These expenses were offset in part by amortization of deferred gains amounting to $1.2 million.

The 2007 balance primarily reflects $2.1 million of amortization of deferred gains, partially offset by an incentive payment of $1.3 million related to the early conversion of approximately $16.1 million of the Company’s convertible debentures into Emeritus common stock.

Income Taxes:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$(1,020)	$(812)	$(208)	(25.6%)
As a percent of revenue	(0.1%)	(0.2%)		0.1 ppt

The provision for income taxes is principally due to estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

	Year Ended December 31,
	2008	2007	$ Δ	% Δ
	(in thousands, except percentages)

Loss from discontinued operations	$(2,043)	$(4,390)	$2,347	53.5%
As a percent of revenue	(0.3%)	(0.8%)		0.5 ppt

Loss from discontinued operations in 2008 and 2007 includes one leased community that we simultaneously purchased and sold in January 2010, one community that we sold in the first quarter of 2009 and two communities that we sold in 2008.  Loss from discontinued operations includes impairment losses of $1.4 million in 2008 and $3.4 million in 2007.  The remaining difference is due to the differences in operating income or loss between the two years for the period we operated the facilities.

Same Community Comparison

Three months ended December 31, 2009 and 2008

Of the 272 communities included in the Company’s consolidated portfolio at December 31, 2009, we include 240 communities in our “same communities” definition.  We define same communities as those communities continuously operated since January 1, 2008, less any properties where new expansion projects were opened during the comparable periods, and less communities accounted for as discontinued operations.  The analysis below excludes general and administrative expenses, unallocated corporate expenses, capital lease accounting adjustments, and impairment loss on long-lived assets.

The following table sets forth a comparison of same community results of operations for the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31,
	(In thousands)
	2009	2008	$ Δ Fav/(Unfav)	% Δ Fav/(Unfav)
Revenue	$192,564	$187,169	$5,395	2.9%
Community operations expense*	(124,494)	(114,293)	(10,201)	(8.9)
Community operating income	68,070	72,876	(4,806)	(6.6)
Depreciation and amortization	(13,574)	(12,805)	(769)	(6.0)
Community leases expense	(21,811)	(22,649)	838	3.7
Operating income	32,685	37,422	(4,737)	(12.7)
Interest expense, net	(20,197)	(19,225)	(972)	(5.1)
Operating income after interest expense	$12,488	$18,197	$(5,709)	(31.4)%

* exclusive of depreciation and amortization and community leases expense shown separately

The same communities represented $192.6 million or 84.4% of the Company’s total community revenue of $228.3 million for the fourth quarter of 2009.  Same community revenues increased by $5.4 million, or 2.9%, for the quarter ended December 31, 2009, from the comparable period in 2008.  This was primarily due to the higher average monthly revenue per occupied unit, which accounted for $2.8 million of the increase.  The increase in same community average occupancy per occupied unit accounted for the remaining $2.6 million of the increase.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:

	Three Months Ended December 31,
	2009	2008	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,555	$3,503	$52	1.5%

Average occupancy rate	88.3%	87.1%		1.2 ppt

Community operating expenses increased by $10.2 million in the fourth quarter of 2009, as compared to the fourth quarter of 2008, primarily due to increases in employee-related expenses of $6.1 million, professional liability expenses of $2.0 million, primarily from an actuarial-based expense credit in the prior year fourth quarter, maintenance expenses of $832,000, and supplies expenses of $583,000.  The employee-related increase of $6.1 million is comprised of $1.0 million in salaries and wages, a 1.7% increase over 2008, a $1.2 million increase in health insurance due primarily to an increase in enrollment, a $2.4 million increase in workers’ compensation expense due to year-to-date expense credits of $1.9 million recorded in the prior year quarter, and a $1.2 million increase in vacation/holiday expense.

Depreciation and amortization increased $769,000, community leases expense decreased $838,000, and interest expense increased $972,000 primarily due to the 2008 purchase of six communities formerly accounted for as operating leases and the reclassification of one community to a capital lease due to the modification of its lease terms.

For the fourth quarter of 2009, operating income decreased to $32.7 million from $37.4 million in the fourth quarter of 2008.  As described above, the decrease primarily resulted from community operating expenses increasing at a faster rate than community revenues.

Year ended December 31, 2009 and 2008

Of the 272 communities included in the Company’s consolidated portfolio at December 31, 2009, we include 240 communities in our “same communities” definition.  Same communities are defined as those communities continuously operated since January 1, 2008, less any properties where new expansion projects were opened during the comparable periods, and less communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses and impairment loss on long-lived assets.

The following table sets forth a comparison of same community results of operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	(In thousands)
	2009	2008	$ Δ Fav/(Unfav)	% Δ Fav/(Unfav)
Revenue	$760,877	$733,481	$27,396	3.7%
Community operations expense*	(485,655)	(466,413)	(19,242)	(4.1)
Community operating income	275,222	267,068	8,154	3.1
Depreciation and amortization	(53,509)	(45,501)	(8,008)	(17.6)
Community leases expense	(86,635)	(102,600)	15,965	15.6
Operating income	135,078	118,967	16,111	13.5
Interest expense, net	(79,811)	(64,331)	(15,480)	(24.1)
Operating income after interest expense	$55,267	$54,636	$631	1.2%

* exclusive of depreciation and amortization and community leases expense shown separately

The same communities represented $760.9 million or 85.2% of the Company’s total community revenue of $893.0 million for the year ended December 31, 2009.  Same community revenues increased by $27.4 million, or 3.7%, from 2008 to 2009.  The increase in same community average monthly revenue per occupied unit accounted for approximately $20.3 million of the increase.  The increase in occupancy accounted for approximately $7.1 million of the increase.

The table below shows the amounts and changes in average monthly revenue per occupied unit and occupancy rates:

	Year Ended December 31,
	2009	2008	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,528	$3,433	$95	2.8%

Average occupancy rate	87.9%	87.1%		0.8 ppt

Community operating expenses increased by $19.2 million, primarily due to increases in employee-related expenses of $11.8 million, maintenance expenses of $2.4 million, and supplies expenses of $1.7 million.  The employee-related increase of $11.8 million is comprised of $1.9 million in salaries and wages, a 0.9% increase over 2008, a $5.1 million increase in health insurance due primarily to an increase in employee enrollment, a $2.6 million increase in workers’ compensation expense due to expense credits of $1.2 million recorded in 2008 and a general increase in both frequency and severity of claims experience in 2009, and $1.0 million increase in sick pay benefits due primarily to a change in our sick pay policy.

Depreciation and amortization increased $8.0 million, community leases expense decreased $16.0 million, and interest expense increased $15.5 million primarily due to the 2008 purchase of six communities formerly accounted for as operating leases and the reclassification of one community to a capital lease due to the modification of its lease terms.

Operating income after interest expense increased to $55.3 million in 2009 from $54.6 million in 2008, an improvement of $631,000, as a result of the items discussed above.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued throughout 2009.  We believe that the slowdown in the housing market and the constriction of credit are likely to continue throughout 2010.  However, we believe that need-driven demand for our services continues to grow and remains resilient, in spite of the overall housing and economic concerns, as evidenced by our relative stability in occupancy and improvements in cash flows.

At December 31, 2009, we had cash on hand of $46.1 million compared to $27.3 million at December 31, 2008.  We had working capital deficits of $7.5 million and $15.2 million at December 31, 2009 and 2008, respectively.

The Company has incurred significant operating losses since its inception.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit at December 31, 2009 includes a $17.8 million deferred tax asset and, as part of current liabilities, $29.4 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for long-term debt of $128.7 million that matures in 2011.  We intend to refinance or retire these 2011 obligations prior to their respective due dates.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  See Part I, Item 1A, Risk Factors—Recent disruptions in the financial markets could affect our ability to obtain financing for development of the Company’s properties and other purposes, including any refinancing of the Company’s debt due in 2010 and 2011, on reasonable terms and could have other adverse effects on the Company and the market price of Emeritus common stock.  We believe that we will be able to sustain positive cash flows from operating activities or have adequate cash reserves for all necessary operating, investing and financing activities including required debt service and capital expenditures through 2010.

Sources and Uses of Cash

The following is a summary of information from the Company’s Consolidated Statements of Cash Flows for the three years ended December 31, 2009 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$64,007	$62,510	$47,358
Net cash used in investing activities	(58,669)	(721,407)	(808,671)
Net cash provided by financing activities	13,478	618,441	814,974
Net increase (decrease) in cash and cash equivalents	18,816	(40,456)	53,661
Cash and cash equivalents at the beginning of the year	27,254	67,710	14,049
Cash and cash equivalents at the end of the year	$46,070	$27,254	$67,710

In 2009 and each of the two previous years, we reported positive net cash from operating activities in the Company’s Consolidated Statements of Cash Flows.  Both 2009 and 2008 were positively impacted by purchasing the real estate underlying leased facilities, whereby we replaced lease payments with lower levels of debt service and also avoided future scheduled lease escalators.

The decrease in cash used in investing activities was primarily due to the decrease in the number of current year acquisitions as compared to the two prior years.  While in 2009 we purchased three communities, in 2008 we purchased the real property underlying 58 communities that we previously operated under lease agreements and purchased one additional community.  In 2007, we purchased 88 communities that we previously operated under lease agreements and eight communities previously leased by Summerville and purchased one additional community.  As a result, for acquisitions of property and equipment and community acquisitions (including capitalizable, routine expenditures and construction projects), we paid $63.1 million in 2009 compared to $723.7 million in 2008 and $802.9 million in 2007.  In 2009, our net capital expenditures (excluding acquisition of communities) totaled $30.5 million, of which $17.1 million was for routine capital requirements and community refurbishments, $4.2 million (included in “other assets, net” on the 2009 Consolidated Balance Sheet) was related to the purchase of executive homes as a result of the employees’ relocation and the balance was for community expansion and development and corporate expenditures.  We anticipate that our capital expenditure levels, other than acquisitions, will be similar in 2010.

The 2009 decrease in net cash provided by financing activities was related to the decrease in acquisitions discussed above.  The 2007 acquisitions were financed in part with cash proceeds from the public offering of Emeritus common stock.  Proceeds from long-term borrowings, net of repayments (including convertible debentures), totaled $23.0 million in 2009 compared to $628.7 million in 2008 and $501.4 million in 2007.

At December 31, 2009, the Company had payment obligations for long-term debt and capital leases due in the next 12 months totaling approximately $32.5 million.

On February 8, 2008, we entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows the Company to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio of 1.1 to 1.0.  There were no outstanding borrowings under the line of credit as of December 31, 2009.  The agreement expires on June 30, 2010.

Payment Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2009 (in thousands):
	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,396,412	$21,324	$398,467	$100,045	$876,576
Capital leases including current portion	176,516	11,144	26,335	32,584	106,453
Operating leases	980,276	92,586	199,097	204,530	484,063
Liability related to unrecognized tax benefits (1)	2,415	-	-	-	-
	$2,555,619	$125,054	$623,899	$337,159	$1,467,092

(1)  We have recognized total liabilities related to unrecognized tax benefits of $2.4 million as of December 31, 2009.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on the Company’s contractual obligations at December 31, 2009 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$550,664	$89,107	$152,247	$121,512	$187,798
Capital lease obligations	82,793	12,807	23,039	18,850	28,097
	$633,457	$101,914	$175,286	$140,362	$215,895

The amounts above do not include the Company’s guarantee of the mortgage debt payable to a bank by the Stow JV in which Emeritus has a 50% ownership interest.  We account for the Stow JV as an unconsolidated equity method investment.  As of December 31, 2009, the loan balance was $8.1 million with variable rate interest at LIBOR plus 3.25%.  Emeritus and the other member of the Stow JV have each provided to the lender an unconditional guarantee of payment of this mortgage loan.  In the event that the Company would be required to repay this loan, we would be entitled to recoup 50% of such payment from the other member of the Stow JV.

Financial Covenants and Cross Defaults

Many of the Company’s debt instruments, leases and corporate guarantees contain financial covenants that require that the Company maintain certain financial criteria as of the end of each reporting period.  These financial covenants generally prescribe operating performance metrics such as debt or lease coverage ratios, operating income yields, fixed-charge coverage ratios and/or minimum occupancy requirements.  Others are based on financial metrics such as minimum cash or net worth balances.  Remedies available to the counterparties to these arrangements in the event of default vary but include the requirement to post a security deposit in specified amounts, acceleration of debt or lease payments, and/or the termination of related lease agreements.

In addition, many of the lease and debt instruments contain cross-default provisions whereby a default under one obligation can cause a default under one or more other obligations.  Accordingly, an event of default could have a material adverse effect on the Company’s financial condition if a lender or landlord exercised its rights under an event of default.

As of December 31, 2009, the Company has approximately $1.4 billion of mortgage debt and notes payable outstanding comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $976.8 million, or approximately 70% of the Company’s total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (“SPE”) and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of the SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross default provisions, which are limited to other related loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $288.7 million, or approximately 21% of the Company’s total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to SPEs and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of the SPE available to the lender in the event of default, but the Company has guaranteed performance of the SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross default provisions but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $129.7 million provided by real estate investment trusts (“REIT”) to facilitate community acquisitions, or approximately 9% of the Company’s total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations is guaranteed by the Company.  The Company guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of December 31, 2009, we operated 105 communities under long-term lease arrangements, of which 76 were leased from publicly traded REITs.  Of the 105 leased properties, 34 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  We were in compliance with all applicable covenant requirements as of December 31, 2009.

Summary of Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that we believe are both most important to the portrayal of the Company’s financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in us reporting materially different amounts under different conditions or using different assumptions.

We believe that our accounting policies regarding long-term investments, asset impairments, self-insurance reserves, income taxes, lease accounting, and stock-based compensation are the most critical in understanding the judgments involved in our preparation of the Company’s financial statements.  Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision became known.  A detailed discussion of these and other accounting policies is contained in Note 1, Description of Business and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in this Form 10-K.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies–Recent Accounting Pronouncements Not Yet Adopted, in Notes to Consolidated Financial Statements in this Form 10-K.

Impact of Inflation

Inflation could affect the Company’s future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 9.9% of revenues for the year ended December 31, 2009.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In years ended December 31, 2009, 2008 and 2007, respectively, inflation has not had a material impact on the Company’s financial position, revenues, income from continuing operations or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact the Company’s financial position, results of operations or cash flows in the foreseeable future.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial position, results of operations or cash flows but excludes or includes amounts that would not be included in most GAAP measures.  In this report, we define and use the non-GAAP financial measure of Adjusted EBITDA/EBITDAR, as set forth below:

Definition of Adjusted EBITDA:

We define Adjusted EBITDA as net loss adjusted for:

•	income or losses from discontinued operations,
•	provision or benefit for income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	noncontrolling interests,
•	gains or losses on sale of assets, termination of leases, or investments,
•	write-off of terminated development projects costs
•	depreciation and amortization,
•	straight-line rent and above/below market rent amortization
•	deferred move-in fee revenues,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock-based compensation expense,
•	interest expense,
•	change in fair value of interest rate swaps,
•	loan prepayment fees and debt refinancing costs,
•	interest income, and
•	other non-cash unusual adjustments

Definition of Adjusted EBITDAR:

We define Adjusted EBITDAR as Adjusted EBITDA adjusted for lease expense.

Management's Use of Adjusted EBITDA/EBITDAR:

We use Adjusted EBITDA/EBITDAR to assess the Company’s overall financial and operating performance.  We believe these non-GAAP measures, as we have defined them, are useful in identifying trends in the Company’s performance because they exclude items that have little or no significance to the Company’s day-to-day operations.  These measures provide an assessment of controllable expenses and afford management the ability to make decisions, which are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance.  These measures also provide indicators for management to determine if adjustments to current spending levels are needed.

Adjusted EBITDA/EBITDAR provide us with measures of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, interest expense, and lease expense associated with the Company’s capital structure.  These metrics measure the Company’s financial performance based on operational factors that management can influence in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA/EBITDAR are some of the metrics used by senior management to review the financial performance of the business on a monthly basis and are used by research analysts and investors to evaluate the performance and value of the companies in our industry.

Limitations of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to the Company’s losses to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss includes:

•	The items excluded from the calculation of Adjusted EBITDA/EBITDAR generally represent income or expense items that may have a significant effect on the Company’s financial results,

•	Items determined to be non-recurring in nature could, nevertheless, re-occur in the future, and

•
Depreciation and amortization, while not directly affecting the Company’s current cash position, does represent wear and tear and/or reduction in value of the Company’s properties.  If the cost to maintain the Company’s properties exceeds our expected routine capital expenditures, then this could affect our ability to attract and retain long-term residents at the Company’s communities.

An investor or potential investor may find this important in evaluating the Company’s financial position and results of operations.  We use these non-GAAP measures to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR presented below, along with the Company’s Consolidated Balance Sheets, statements of operations, and cash flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months and year ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net loss	$(16,198)	$(30,661)	$(54,818)	$(104,939)
Equity losses (earnings) in unconsolidated joint ventures	(177)	1,313	(1,285)	2,203
Provision for (benefit of) income taxes	(564)	270	336	1,020
Depreciation and amortization	18,889	29,256	77,138	118,776
Interest expense	26,989	26,084	106,340	95,590
Interest income	(133)	(376)	(1,035)	(2,292)
Non-cash stock option compensation expenses	850	1,109	4,100	4,895
Amortization of deferred gains	(309)	(101)	(769)	(1,235)
Straight-line rent expense	4,095	2,923	18,866	9,903
Above/below market rent amortization	2,343	2,494	9,684	9,978
Deferred revenues	355	(671)	830	2,017
Change in fair value of interest rate swaps	(228)	1,574	(849)	1,558
Loss on termination of leases	-	1,303	-	1,303
Impairment of long-lived assets and investments	4,553	7,369	6,308	11,918
Debt refinancing fees	190	336	269	1,460
Acquisition and development expenses	52	3,907	517	4,128
Discontinued operations	(35)	1,014	1,335	2,043
Professional and workers' compensation liability adjustments	(773)	(6,603)	(1,941)	(6,054)
Adjusted EBITDA	39,899	40,540	165,026	152,272
Community leases expense	22,386	18,847	87,923	70,971
Adjusted EBITDAR	$62,285	$59,387	$252,949	$223,243

The table below shows the reconciliation of Adjusted EBITDAR to cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2009	2008	2009	2008

Adjusted EBITDAR	$62,284	$59,387	$252,949	$223,244
Provision for (benefit of) income taxes	564	(270)	(336)	(1,020)
Interest expense	(26,989)	(26,084)	(106,340)	(95,590)
Interest income	133	376	1,035	2,292
Community lease expense	(22,386)	(18,847)	(87,923)	(70,971)
Debt refinancing fees	(190)	(336)	(269)	(1,460)
Acquisition and development expensescash component	(52)	(1,657)	(517)	(1,878)
Professional and workers' compensation liability	773	6,603	1,941	6,054
Amortization of loan fees	794	738	3,227	2,587
Allowance for doubtful receivables	1,222	601	3,464	1,895
Changes in operating assets and liabilities, net	(7,688)	(14,353)	(3,916)	(2,493)
Discontinued operationscash component	55	189	98	125
Other	377	(294)	594	(275)

Net cash provided by operating activities	$8,897	$6,053	$64,007	$62,510

Cash From Facility Operations

We define Cash From Facility Operations (“CFFO”) as follows:

Net cash provided by operating activities adjusted for:
•	changes in operating assets and liabilities,
•	principal amortization of capital lease obligations,
•	recurring routine capital expenditures, and
•	distributions (to) from unconsolidated joint ventures, net.

Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO.  Amounts excluded from recurring routine capital expenditures consist primarily of community acquisitions, new construction, computer hardware and software purchases, and purchases of vehicles.

Management’s Use of Cash From Facility Operations

We use CFFO to assess the Company’s overall liquidity.  This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial and liquidity goals as well as to achieve optimal financial performance.  It provides an indicator for management to determine if adjustments to current spending decisions are needed.

This metric measures the Company’s liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics we use along with the Company’s Board of Directors (i) to review our ability to service the Company’s outstanding indebtedness (including the Company’s credit facilities and long-term leases), (ii) our ability to make regular recurring routine capital expenditures to maintain and improve the Company’s communities on a period-to-period basis, (iii) for planning purposes, including preparation of the Company’s annual budget and (iv) in setting various covenants in the Company’s credit agreements.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we would be in default of the applicable debt or lease agreement which could trigger cross default provisions in the Company’s outstanding indebtedness and lease arrangements.

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of cash flows from operating activities.  CFFO does not represent cash available for discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure.

We believe CFFO is useful to investors because it assists their ability to meaningfully evaluate (1) our ability to service the Company’s outstanding indebtedness, including the Company’s credit facilities and capital and financing leases, and (2) our ability to make regular recurring routine capital expenditures to maintain and improve the Company’s communities.

CFFO is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of CFFO to GAAP net cash provided by (used in) operating activities, along with the Company’s Consolidated Financial Statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The following table shows cash flows from facility operations (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net cash provided by operating activities	$8,897	$6,053	$64,007	$62,510
Remove effect of changes in operating assets and liabilities	7,688	14,353	3,916	2,493
Recurring capital expenditures, net	(4,162)	(3,710)	(17,052)	(10,450)
Repayment of capital lease and financing obligations	(2,702)	(1,764)	(9,705)	(13,507)
Distributions from unconsolidated joint ventures, net	564	570	2,153	570
Cash From Facility Operations	$10,285	$15,502	$43,319	$41,616

Capital expenditures related to new acquisitions (1)	$(1,191)	$(131)	$(2,340)	$(4,936)

(1) Represents investment in newly acquired communities for the 12-month period subsequent to acquisition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates due to the Company’s financing activities and changes in the availability of credit.

The table below provides information about the Company’s debt and capital lease and financing obligations, including weighted average interest rates on these obligations as of December 31, 2009.

	Expected maturity date (in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total	Fair value	Average interest rate

Long-term debt:	$21,324	$149,169	$249,298	$20,329	$79,716	$876,576	$1,396,412	$1,383,632	6.41%
Capital lease obligations	11,144	12,444	13,891	15,408	17,176	106,453	176,516	173,484	7.48%

The Company’s results of operations are affected by changes in interest rates as a result of the Company’s short-term and long-term borrowings.  At December 31, 2009, we had approximately $159.3 million of variable rate borrowings based on monthly LIBOR.   Of this total variable rate debt, $33.6 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1% change in the monthly LIBOR rate on this $33.6 million in variable rate debt, interest expense will either increase or decrease by $336,000.  As of December 31, 2009, the weighted average variable rate is 3.16% in excess of monthly LIBOR on $33.6 million of the variable rate debt, and the monthly LIBOR rate was 0.23094%.  In addition, we have variable rate debt of $125.7 million that has LIBOR floors at a weighted average floor of 2.58% and a weighted average spread of 3.88%, for a total weighted average rate of 6.46%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR rate is less than the 2.58% weighted average floor.  Increases or decreases to the monthly LIBOR rate do not change interest expense on this variable rate debt until the monthly LIBOR rate rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR rates falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2009.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to the Company’s financial structure to mitigate the exposure to such a change.

As of December 31, 2009, we had two interest rate swap contracts with a combined notional amount of $32.0 million.  A 100 basis point increase in interest rates would increase the fair value of these swaps by approximately $490,000 and a 100 basis point decrease in interest rates would decrease the fair value of these swap contracts by approximately $512,000.

The downturn in the United States housing market in 2008 and 2009 triggered a constriction in the availability of credit that is expected to continue in 2010.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the Report of Independent Registered Public Accounting Firm are listed after Item 15 and are included beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    The Company’s co-chief executive officers and its chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s report on internal control over financial reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  KPMG LLP, the independent registered public accounting firm that performed the audit of the Company’s audited financial statements included with this annual report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is on page F-3 of this Annual Report.

(c)  Changes in internal controls   Management has evaluated the effectiveness of the Company's internal controls through December 31, 2009.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the fourth quarter of 2009, we concluded that there were no such changes that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table provides information about Emeritus common stock that may be issued upon the exercise of options under the Company’s existing equity compensation plans and arrangements as of December 31, 2009, including the 2006 Equity Incentive Plan, the Amended and Restated 1995 Stock Incentive Plan, the Amended and Restated Option Plan for Non-employee Directors (the Directors Plan), and the 2009 Employee Stock Purchase Plan.  The material terms of each of these plans and arrangements are described in Note 9, Stock Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Number of shares
	Number of shares		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by shareholders	3,320,976	$16.52	613,579	(1)

Equity compensation plans
not approved by shareholders	-	-	-
Total	3,320,976	$16.52	613,579

(1) Represents 613,579 shares available for grant under the 2006 Equity Incentive Plan, the Directors Plan, and the 2009 ESP Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of the report:

(1)           FINANCIAL STATEMENTS.  The following financial statements of the Registrant and the Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F–2
Report of Independent Registered Public Accounting Firm	F–3
Consolidated Balance Sheets	F–4
Consolidated Statements of Operations	F–5
Consolidated Statements of Cash Flows	F–6
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss	F–8
Notes to Consolidated Financial Statements	F–9

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

      March 15, 2010                                                                          Emeritus Corporation
               (Registrant)

By:  /s/  Robert C. Bateman
Name:  Robert C. Bateman
Title:    Executive Vice President - Finance,
              and Chief Financial Officer

Signature	Title	Date

/s/ Daniel R. Baty	Co-Chief Executive Officer and
Daniel R. Baty	Chairman of the Board (Principal Executive Officer)

/s/ Granger Cobb	Co-Chief Executive Officer
Granger Cobb	President, and Director (Principal Executive Officer)

/s/ Robert C. Bateman	Executive Vice President – Finance
Robert C. Bateman	and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Raymond R. Brandstrom	Vice-Chairman of the Board, Secretary
Raymond R. Brandstrom

/s/ Stanley L. Baty	Director
Stanley L. Baty

/s/ Bruce L Busby	Director
Bruce L. Busby

/s/ Charles P. Durkin, Jr.	Director
Charles P. Durkin, Jr.

/s/ Stuart Koenig	Director
Stuart Koenig

/s/ Robert E. Marks	Director
Robert E. Marks

/s/ David W. Niemiec	Director
David W. Niemiec

/s/ Richard Macedonia	Director
Richard Macedonia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Emeritus Corporation

We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company has changed its presentation of noncontrolling interests in the consolidated financial statements as a result of the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, which was adopted effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Seattle, Washington
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emeritus Corporation

We have audited Emeritus Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's report on internal control over financial reporting” (Item 9A. (b)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 15, 2010

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

ASSETS
	December 31,	December 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$46,070	$27,254
Short-term investments	2,208	1,802
Trade accounts receivable, net of allowance of $1,009 and $549	10,861	11,596
Other receivables	7,251	5,556
Tax, insurance, and maintenance escrows	23,565	21,762
Prepaid workers' compensation	21,397	19,288
Other prepaid expenses and current assets	27,790	23,720
Property held for sale	-	13,712
Total current assets	139,142	124,690
Long-term investments	4,132	4,192
Property and equipment, net of accumulated depreciation of $222,518 and $144,441	1,716,472	1,725,558
Restricted deposits	14,349	12,337
Lease acquisition costs, net of accumulated amortization of $1,889 and $1,877	3,805	3,867
Goodwill	74,755	73,704
Other intangible assets, net of accumulated amortization of $28,883 and $76,368	116,418	131,994
Other assets, net	20,867	18,851
Total assets	$2,089,940	$2,095,193

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$21,324	$18,267
Current portion of capital lease and financing obligations	11,144	9,172
Trade accounts payable	5,928	7,474
Accrued employee compensation and benefits	37,624	32,778
Accrued interest	8,013	7,012
Accrued real estate taxes	10,715	9,791
Accrued professional and general liability	8,445	10,842
Accrued income taxes	542	3,715
Other accrued expenses	13,491	12,284
Deferred revenue	10,729	12,463
Unearned rental income	18,669	16,101
Total current liabilities	146,624	139,899
Long-term debt obligations, less current portion	1,375,088	1,355,149
Capital lease and financing obligations, less current portion	165,372	180,684
Deferred gain on sale of communities	7,111	2,667
Deferred rent	34,659	14,022
Other long-term liabilities	42,188	36,744
Total liabilities	1,771,042	1,729,165
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued	-	-
Common stock, $.0001 par value. Authorized 100,000,000 shares, issued and outstanding
39,274,590 and 39,091,648 shares	4	4
Additional paid-in capital	725,652	719,903
Accumulated other comprehensive income	807	-
Accumulated deficit	(414,381)	(360,506)
Total Emeritus Corporation shareholders' equity	312,082	359,401
Noncontrolling interest-related party	6,816	6,627
Total shareholders' equity	318,898	366,028
Total liabilities, shareholders' equity, and noncontrolling interest	$2,089,940	$2,095,193

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Community revenue	$893,043	$767,411	$534,511
Management fees	5,689	5,032	4,363
Total operating revenues	898,732	772,443	538,874

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases expense shown separately below)	585,783	490,867	339,618
General and administrative	63,647	58,784	48,959
Acquisitions and development	517	3,907	-
Impairments on long-lived assets	6,308	10,176	1,399
Depreciation and amortization	77,138	118,776	79,901
Community leases	116,473	90,852	52,027
Total operating expenses	849,866	773,362	521,904
Operating income (loss) from continuing operations	48,866	(919)	16,970

Other income (expense):
Interest income	1,035	2,292	5,022
Interest expense	(106,340)	(95,590)	(70,365)
Change in fair value of interest rate swaps	849	(1,558)	(725)
Equity earnings (losses) for unconsolidated joint ventures	1,285	(2,203)	4,266
Other, net	1,158	(3,898)	1,293
Net other expense	(102,013)	(100,957)	(60,509)

Loss from continuing operations before income taxes	(53,147)	(101,876)	(43,539)
Provision for income taxes	(336)	(1,020)	(812)
Loss from continuing operations	(53,483)	(102,896)	(44,351)
Loss from discontinued operations	(1,335)	(2,043)	(4,390)
Net loss	(54,818)	(104,939)	(48,741)
Net loss attributable to the noncontrolling interest	943	188	-
Net loss attributable to Emeritus Corporation common shareholders	$(53,875)	$(104,751)	$(48,741)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.34)	$(2.63)	$(1.64)
Discontinued operations	(0.03)	(0.05)	(0.16)
	$(1.37)	$(2.68)	$(1.80)

Weighted average common shares outstanding; basic and diluted	39,183	39,075	27,152

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(54,818)	$(104,939)	$(48,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,138	118,776	79,901
Amortization of above/below market rents	9,684	9,978	3,326
Loss on lease termination	-	1,303	-
Amortization of deferred gains	(769)	(1,235)	(2,149)
Impairment of long-lived assets and investments	7,542	13,360	4,764
Amortization of loan fees	3,227	2,587	1,818
Allowance for doubtful receivables	3,464	1,895	1,273
Equity investment (earnings) losses and distributions	(1,285)	2,203	3,079
Stock based compensation	4,100	4,895	4,744
Change in fair value of interest rate swaps	(849)	1,558	725
Deferred revenue	830	2,017	1,495
Deferred rent	18,866	9,903	3,748
Other	793	2,702	670
Changes in operating assets and liabilities, net of Summerville acquisition in 2007:
Trade accounts receivable and other receivables	(3,612)	(465)	(8,588)
Prepaid expenses	(10,626)	(1,693)	(7,166)
Other assets	(493)	946	3,956
Trade accounts payable	(1,418)	(370)	827
Other accrued expenses and current liabilities	7,186	882	4,350
Security deposits and other long-term liabilities	5,047	(1,793)	(674)
Net cash provided by operating activities	64,007	62,510	47,358
Cash flows from investing activities:
Acquisition of property and equipment	(30,452)	(716,724)	(802,864)
Community acquisitions	(32,626)	(6,935)	-
Sale of property and equipment	2,677	6,754	-
Lease and contract costs and acquisition deposits	(1,339)	(1,146)	(1,298)
Payments from affiliates and other managed communities, net	918	33	240
Payment for purchase of Summerville, net of acquired cash	-	-	(4,440)
Distribution from (investment in) unconsolidated joint ventures/other	2,153	(413)	(309)
Purchase of available-for-sale securities	-	(2,976)	-
Net cash used in investing activities	(58,669)	(721,407)	(808,671)
Cash flows from financing activities:
Proceeds from sale of stock	1,028	1,121	332,167
Repurchase of common stock	-	(399)	-
Decrease (increase) in restricted deposits	(1,710)	7,932	8,029
Debt issuance and other financing costs	(885)	(12,205)	(5,491)
Proceeds from long-term borrowings and financings	42,439	691,020	655,593
Repayment of long-term borrowings and financings	(19,443)	(62,336)	(154,204)
Repayment of capital lease and financing obligations	(9,705)	(13,507)	(21,120)
Tax benefit of stock compensation	622	-	-
Noncontrolling interest contribution	1,132	6,815	-
Net cash provided by financing activities	13,478	618,441	814,974
Net increase (decrease) in cash and cash equivalents	18,816	(40,456)	53,661
Cash and cash equivalents at the beginning of the year	27,254	67,710	14,049
Cash and cash equivalents at the end of the year	$46,070	$27,254	$67,710

See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2009	2008	2007

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$102,050	$90,019	$67,739
Cash paid during the period for income taxes	3,190	1,981	529
Cash received during the period for income tax refunds	694	3,415	-
Non-cash financing and investing activities:
Debt refinanced	-	125,148	-
Capital and financing lease obligations	480	12,848	2,884
Conversion of convertible debentures	-	-	16,120
Unrealized gain on investment in marketable equity securities	807	-	-
Adjustments related to purchase of leased properties:
Capital and financing lease buyouts	-	329,638	126,565
Change in deferred sale leaseback gains	-	17,635	467
Lease acquisition costs	-	14,047	2,438
Deferred rent	-	1,897	3,912
Debt assumed in acquisitions	-	-	122,393
Above market rents	-	1,730	-
Discount on security deposits	-	107	-
Sales leaseback transaction:
Increase in property and equipment	968	-	-
Decrease in lease obligation	4,115	-	-
Increase in deferred gain	(5,212)	-	-
Decrease in deferred rent	129	-	-
Summerville acquisition:
Fair value of Summerville assets acquired	-	-	414,525
Cash paid for Summerville acquisition	-	-	4,901
Stock issued for Summerville	-	-	273,249
Liabilities assumed upon merger	-	-	136,376
Accrued transaction costs	-	-	243
Contingent purchase price adjustment on goodwill	-	3,479	-

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
 (In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity (deficit)
Balances at December 31, 2006	18,165,986	$2	$87,980	$–	$(207,014)	$–	$(119,032)
Issuances of shares in secondary offering, net	11,300,800	1	328,616	–	–	–	328,617
Issuance of shares in Summerville merger	8,392,656	1	273,248	–	–	–	273,249
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	24,392	–	562	–	–	–	562
Options exercised	414,038	–	2,988	–	–	–	2,988
Stock option compensation expense	–	–	4,744	–	–	–	4,744
Convertible debentures converted, net of tax	732,725	–	16,120	–	–	–	16,120
Net loss	–	–	–	–	(48,741)	–	(48,741)
Balances at December 31, 2007	39,030,597	4	714,258	–	(255,755)	–	458,507
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	110	–	229	–	–	–	229
Options exercised	60,941	–	521	–	–	–	521
Stock option compensation expense	–	–	4,895	–	–	–	4,895
Noncontrolling interest contribution	–	–	–	–	–	6,815	6,815
Net loss	–	–	–	–	(104,751)	(188)	(104,939)
Balances at December 31, 2008	39,091,648	4	719,903	–	(360,506)	6,627	366,028
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	22,041	–	285	–	–	–	285
Options exercised	160,901	–	742	–	–	–	742
Stock option compensation expense	–	–	4,100	–	–	–	4,100
Stock option income tax benefit	–	–	622	–	–	–	622
Noncontrolling interest contribution	–	–	–	–	–	1,132	1,132
Components of comprehensive loss:
Net loss	–	–	–	–	(53,875)	(943)	(54,818)
Unrealized gain on marketable securities	–	–	–	807	–	–	807
Comprehensive loss	–	–	–	–	–	–	(54,011)
Balances at December 31, 2009	39,274,590	$4	$725,652	$807	$(414,381)	$6,816	$318,898

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (“Emeritus” or the “Company”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style facilities (“communities”) with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of December 31, 2009, 2008, and 2007, the Company owned or leased a total of 272, 268, and 254 communities, respectively, which comprise the communities included in the Consolidated Financial Statements.

The Company’s management (“we”, “us”, “our”) also provides management services to independent and related-party owners of assisted living communities.  At December 31, 2009, we managed 36 communities, of which 24 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees from 5% to 6% of gross revenues.

Effective September 1, 2007, we completed a merger transaction with Summerville Senior Living, Inc. (“Summerville”), pursuant to which the Company acquired all of the outstanding stock of Summerville (see Note 4).  Summerville operated 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and memory care services to senior citizens.  Financial results for periods subsequent to the merger include the combined operations of Emeritus and Summerville.

Basis of Presentation

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Emeritus and its majority-owned subsidiaries.  In addition, we consolidate the accounts of limited liability companies and partnerships in cases where the Company maintains effective control over such entities’ assets and operations, notwithstanding a lack of majority ownership.  We do not consolidate the Company’s management contracts and certain joint venture participations that do not result in control.  We eliminate all intercompany balances and transactions in consolidation.

Reclassifications and Revisions

We recast the 2008 and 2007 financial information so that the basis of presentation is consistent with that of the 2009 financial information.  Specifically, in 2009, the Company’s Board of Directors approved the sale of one community and, as a result, we reclassified the results of operations for this community to discontinued operations for all periods presented.  Additionally, we took five communities classified as held for sale (totaling $28.9 million) off the market and reclassified them as held and used in property and equipment.  As a result, we reclassified the results of operations for these communities from discontinued operations to continuing operations for all periods presented (see Note 13).

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting and reporting for noncontrolling interests in subsidiaries.  The guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity.  We adopted the new guidance relating to noncontrolling interests effective January 1, 2009 on a prospective basis, except for the presentation and disclosure requirements, which we applied retrospectively.  As a result, we have classified the ”Noncontrolling interest—related party” as a separate component of shareholders’ equity in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.  We also present the amount of consolidated net loss attributable to Emeritus and to the noncontrolling interest–related party on the face of the Consolidated Statements of Operations.

We revised the Consolidated Balance Sheet as of December 31, 2008, to reflect a reallocation of approximately $15.6 million of the Company’s valuation allowance resulting in a current deferred tax asset and noncurrent deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

tax liability of $15.6 million in the Consolidated Balance Sheet (see Note 12).

We revised the Consolidated Statement of Operations for the period ended December 31, 2008 to classify $3.9 million of expenses representing development costs in “Acquisitions and development” rather than “Other, net”.

Segment Information

Emeritus has one operating segment, which is assisted living and related services.  Each community provides similar services, namely assisted living and memory care.  The class of customers is relatively homogenous, and the manner in which we operate each of the Company’s communities is basically the same.

Use of Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist primarily of money market investments, triple-A rated government agency notes, and certificates of deposit with a maturity date at purchase of 90 days or less.

Short-Term and Long-Term Investments

We classify short-term investment securities with a readily determinable fair value as trading securities and record them at fair value.  They represent investments for the non-qualified deferred compensation plan (see Note 10).

The Company’s long-term investments consist of investments in unconsolidated joint ventures with equity interests ranging from 19.0% to 50.0%.  We account for these investments under the equity method of accounting.  In determining the accounting treatment for these investments, we consider various factors such as each joint venture’s ownership interest, our ability to influence decisions, our participating rights, and whether it is a variable interest entity, and if so, whether Emeritus is the primary beneficiary.  We review the recoverability of the Company’s investments at least quarterly, or whenever a change in condition occurs which might indicate that a loss in value of the asset is other than temporary.

Also, we classify marketable equity securities as long-term investments.  We record these securities at fair value as available-for-sale investments (see Note 2 and Note 14), with changes in fair value recorded as accumulated other comprehensive income in the Statements of Shareholders’ Equity (Deficit) and Comprehensive Income.  If the fair value of these securities declines to a point where we determine the decline to be other than temporary, we record the investment at its reduced value with a corresponding charge to earnings.

Trade Accounts Receivable

We report trade accounts receivable net of an allowance for doubtful accounts to represent our estimate of the amount that ultimately will be realized in cash.  The allowance for doubtful accounts was $1.0 million and $549,000 as of December 31, 2009 and 2008, respectively.  We review the adequacy of our allowance for doubtful accounts on an ongoing basis using historical payment trends, write-off experience, analyses of receivable portfolios by payor source, and aging of receivables, as well as a review of specific accounts.  We record adjustments to the allowance as necessary based upon the results of our review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2006	$348
Provision for doubtful receivablescontinuing operations	1,273
Provision for doubtful receivablesdiscontinued operations	14
Write-offs and adjustments	(640)
Balance at December 31, 2007	995
Provision for doubtful receivablescontinuing operations	1,895
Provision for doubtful receivablesdiscontinued operations	5
Write-offs and adjustments	(2,346)
Balance at December 31, 2008	549
Provision for doubtful receivablescontinuing operations	3,464
Provision for doubtful receivablesdiscontinued operations	3
Write-offs and adjustments	(3,007)
Balance at December 31, 2009	$1,009

Property and Equipment

We record property and equipment at the acquired cost.  We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets as follows:  buildings and improvements, five to 50 years; furniture, equipment, and vehicles, three to seven years; and capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.  Effective September 1, 2007, we changed our estimate of the maximum useful life of buildings from 40 years to 50 years and applied this method prospectively for all acquired properties thereafter.  This change in estimate did not have a material impact on the Company’s financial position or results of operations and we do not expect it to in future years.  We expense maintenance and repairs as incurred.

We record construction in progress at its acquired cost.  The acquisition cost includes the cost of construction and other direct costs attributable to the construction.  We do not record depreciation on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2009 and 2008 represents new community construction and expansion of existing communities.

We capitalize certain internal software development costs.  Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally-developed software.  The FASB’s authoritative literature describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred).  The costs capitalized in the application development stage include the costs of design, coding, and installation of hardware and software.  We capitalize costs incurred during the application development stage of the project as required.

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

Intangible Assets

In connection with the Summerville acquisition and certain other transactions, the Company acquired various definite-lived intangible assets, which consist of above/below market community rents, in-place resident contracts, lease purchase options, trademarks, and operating licenses.  We amortize these assets over their estimated useful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

lives or the term of the related contract or lease agreement.

Asset Impairments

Available-for-Sale Securities

On a regular basis, or as circumstances warrant, we review the Company’s investment securities for impairment based on criteria that include the extent to which carrying value exceeds related fair value.  If we determine that an investment has sustained an other-than-temporary decline in its value, we record the investment at its reduced fair value with a corresponding charge to earnings.  Such a determination is dependent on the facts and circumstances relating to the applicable investment.  We consider several factors in determining whether an other-than-temporary decline in value has occurred, including the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

Goodwill

We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values may exceed the estimated fair value of the Company.  We estimate the fair value of the Company using a combination of the market capitalization, discounted cash flow, and market comparable approaches.  We also use market capitalization as a triggering event that may indicate possible impairment of the reporting unit’s goodwill in interim periods.

We performed the annual impairment test as of October 31, 2009 and concluded that no impairment charge was required.  The test requires us to use certain estimates and judgments to determine the value of the Company.  Although we believe that our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect the Company’s estimated fair value.  Different assumptions related to future cash flows, operating margins, growth rates, and discount rates could result in an impairment charge, which we would recognize as a non-cash charge to operating income and a reduction in asset values on the Consolidated Balance Sheets.

Long-Lived Assets

Long-lived assets include property and equipment, equity method investments in joint ventures, and intangible assets.  We review the Company’s long-lived assets for impairment whenever a change in condition occurs that indicates that the carrying amounts of assets may not be recoverable.  Such changes include changes in our business strategies and plans, changes in the quality or structure of the Company's relationships with its partners, and deteriorating operating performance of individual communities or investees.  We use a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.  Such assessments are primarily based upon the sum of expected future net cash flows over the expected period the asset will be utilized or held, as well as market values and conditions.  Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its estimated fair value.

Self-Insurance Reserves

The Company is self-insured for professional liability claims and we record losses based on actuarial estimates of the total aggregate liability for claims expected to occur within the current year.  We make periodic adjustments to the Company’s total liability for all open years, which are 2004 through 2009, if actuarial estimates suggest the liability exposure has changed.  In 2009, 2008 and 2007, we reduced the Company’s liability related to prior years by $2.8 million, $4.5 million and $4.0 million, respectively, based on changes in actuarial estimates.  We recorded these amounts as reductions in community operating expenses.  We cover losses through a self-insurance pool agreement, which, as of December 31, 2009, included most of our owned and leased consolidated communities as well as eight of the 36 managed communities on a unit of capacity basis.  If losses exceed the actuarial estimates, we would accrue additional expense at the time of such determination.  We deposit funds with an administrator based in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

part on a fixed schedule and in part as losses are actually paid.  We record the funds held by the administrator as a prepaid asset, which as of December 31, 2009 and 2008 was $916,000 and $764,000, respectively.  We reduce the prepaid asset as we pay claims from the account.  For policy years beginning in 2005 and continuing through 2009, we acquired general liability commercial insurance.

For health insurance, we self-insure each participant up to $200,000 per incident, above which a catastrophic insurance policy covers any additional costs for certain participants.  We accrue health insurance liabilities based upon historical experience of the aggregate liability for claims incurred.  If these estimates are insufficient, additional charges may be required.

Emeritus maintains workers' compensation insurance coverage in specific insurable states (excluding Washington, Texas and Ohio) through a high deductible, collateralized insurance policy.  The policy premium is based on standard rates applied to estimated annual payroll.  We contract with an independent third-party administrator to administer the claims, and we pay claim expenses from the collateral account.  Each month, we accrue the sum of premiums and related costs, estimated administration costs, and actuarial based estimated losses based on actual payroll amounts.  We record the cash collateral paid under the plan as a prepaid asset on the Consolidated Balance Sheets and reduce the balance as claims are paid from the account by the administrator.  As of December 31, 2009 and 2008, the deposit was $21.4 million and $19.3 million, respectively.  At policy expiration each year, an insurer conducts an audit to adjust premiums based on actual, rather than estimated, annual payroll amounts.  The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement.  If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, the excess cash collateral will be returned to the Company.  We contract with an independent third-party to determine the actuarial estimates of ultimate losses for workers’ compensation under the collateralized policy.  In 2009, we increased the Company’s liability related to years prior to 2009 by $845,000 based on changes in actuarial estimates; we recorded this amount as an increase in community operating expense.  In 2008, we decreased the liability related to prior years by $1.5 million and in 2007 increased the reserve by $322,000, and recorded these amounts as adjustments to community operations expense.  Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement, which includes the managed communities, unless such communities are located in the specific states mentioned above.  We allocate costs to each participating community based on annual payroll amounts.  For work-related injuries in Texas, the Company provides benefits through a qualified state-sponsored plan.  We pay claim expenses as incurred and we accrue estimated losses each month based on actual payroll results.  An insurance policy is in place to cover liability losses in excess of a deductible amount.  In the states of Washington and Ohio, the Company participates in the specific state plan and pays premiums to the state based on a rate determined by the state.

Income Taxes

We compute income taxes using the asset and liability method.  We record current income taxes based on amounts refundable or payable in the current year.  We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled.  We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized, which as of December 31, 2009 reflects a net asset value of zero.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  However, in the event that we were to determine that it would be more likely than not to realize the Company’s deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination (see Note 12).

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

than 50% likelihood of being realized upon settlement.  We classify interest and penalties related to uncertain tax positions, if any, as tax expense in the Company’s financial statements.

Leases

We account for leases as operating, capital, or financing leases, depending on the underlying terms.  We generally account for leases as operating leases to the extent the underlying lease does not: (i) transfer ownership by the end of the lease term, (ii) contain a bargain purchase option, (iii) include a lease term equal to or greater than 75% of the economic life of the leased property or (iv) include minimum lease payments for which the present value equals or exceeds 90% of the fair value of the underlying leased property.  When a lease meets one of the criteria described above, we account for that lease as a capital lease.  For properties under capital lease arrangements, we record an asset at the inception of the lease based on the present value of the rental payments, including base rent, fixed annual increases, and any other fixed rental payment obligations payable over the lease term, which amount may not exceed the fair value of the underlying leased property, and we record a corresponding long-term liability.  We allocate lease payments between principal and interest on the lease obligation and depreciate the capital lease asset over the term of the lease.  We account for properties that are sold and leased back and for which the Company has continuing involvement as financing arrangements, in which the property remains on the Consolidated Balance Sheets and we record a financing obligation that is generally equal to the purchase price of the properties sold.  The impact on the Consolidated Statements of Operations is similar to a capital lease.  We do not include properties under operating leases on the Consolidated Balance Sheets and we reflect the actual rents paid in the Consolidated Statements of Operations as community leases expense (see Note 11.)

We account for leases with rent holiday provisions or that contain fixed payment escalators on a straight-line basis as if the lease payments were fixed evenly over the life of each lease.  We capitalize out-of-pocket costs incurred to enter into lease contracts as lease acquisition costs and amortize them over the lives of the respective leases.

Certain leases contain payment escalators based on the greater of a fixed rate or the increase in the Consumer Price Index (“CPI”) or other variable rate indices.  If we have a high level of certainty that the fixed rate increase under the lease will be met, we account for lease payments on a straight-line basis using the fixed rate.  We record an immediate adjustment if an index supersedes the fixed rate.  Deferred rent on the Consolidated Balance Sheets primarily represents the effects of straight-lining lease payments.

Deferred Gain on Sale of Communities

Deferred gains on sale of communities consist of gains on sale-leaseback transactions.  We amortize these deferred gains using the straight-line method over the terms of the associated leases when the Company has no continuing financial involvement in communities that it has sold and leased back.  In cases of sale-leaseback transactions in which the Company has continuing involvement, other than normal leasing activities, we do not record the sale until such involvement terminates.

Derivative Instruments

In the normal course of business, the Company’s financial results are exposed to the effect of interest rate changes so we limit these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, we primarily use interest rate swap agreements to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations.

Hedges that we report at fair value and present on the Consolidated Balance Sheets could be characterized as either cash flow hedges or fair value hedges.  We consider the Company’s interest rate swaps to be cash flow hedges as they address the risk associated with future cash flows of debt transactions.  We did not designate the Company’s interest rate swap agreements as hedging instruments; therefore, we recognize the gain or loss resulting from the change in the estimated fair value of the swaps in current earnings during the period of change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

As of December 31, 2009, Emeritus was party to interest rate swap agreements with a total notional amount of $32.0 million, as follows (in thousands):

	Notional	Effective	Expiration	Estimated
	Amount	Date	Date	Fair Value
Interest rate swap (1)	$19,640	10/1/2007	8/6/2012	$(1,434)
Interest rate swap	12,405	2/1/2008	1/1/2010	-

(1) The notional amount amortizes to $19.1 million at maturity.

The interest rate swap agreements effectively convert the interest rates on the related mortgage debt from floating rates to fixed rates, thus mitigating the impact of interest rate changes on future interest expense.  At December 31, 2009 and 2008, the fair value of the Company’s interest rate swap agreements amounted to a liability of $1.4 million and $2.3 million, respectively, which we recorded in other long-term liabilities on the Consolidated Balance Sheets.  The change in the fair value of the interest rate swap agreements resulted in a gain of $849,000, a loss of $1.6 million, and a loss of $725,000 in 2009, 2008 and 2007, respectively, which we recorded as a separate line item in the Consolidated Statements of Operations (see Note 14).

Contingent Liabilities

We recognize contingent liability obligations if they are probable and estimable based on our best estimate of the ultimate outcome.  If a legal judgment is rendered against the Company or a settlement offer is tendered, then we accrue the full amount of the judgment or the settlement offer.

Common Stock Share Repurchases

We may repurchase shares of the Company’s common stock for resale under the Emeritus Corporation 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  In accordance with the Washington Business Corporation Act, we do not display share repurchases separately as treasury stock on the Consolidated Balance Sheets or Consolidated Statements of Shareholders’ Equity.  Instead, we deduct the par value of repurchased shares from common stock and we deduct the remaining excess repurchase price over par value from additional paid-in capital (see Note 9).

Revenue Recognition

Operating revenue consists of residents’ rental and services fees (collectively “community revenue”), and management fees.  We rent residents’ units on a month-to-month basis and recognize rent in the month residents occupy their units.  We recognize service fees paid by residents for assisted living and other related services in the period we render those services.  We receive management fees from communities’ management contracts and we recognize the revenue in the month in which we perform the services in accordance with the terms of the management contract.

We also charge nonrefundable move-in fees at the time residents first occupy their unit.  We defer the revenue for these fees and record them as deferred revenue on the Consolidated Balance Sheets.  We recognize the revenue over the average period of resident occupancy, estimated at an average of 21 months for 2009, 17 months for 2008 and 16 months for 2007.

Approximately 9.9%, 8.7%, and 11.3% of the Company’s revenues for the year ended December 31, 2009, 2008, and 2007, respectively, were derived from governmental reimbursement programs.  We record billings for services under third-party payor programs net of contractual adjustments as determined by the governmental reimbursement programs.  We accrue any retroactive adjustments when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment.  We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

Stock-Based Compensation

We grant stock options to purchase the Company’s common stock at the fair market value of the stock on the date of grant.  We estimate the fair value of each stock option granted using the Black-Scholes option pricing model.  This model requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life.  Using this model, we recognize stock-based compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the vesting period).  The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one- to four-year period.  Any unexercised options expire between seven and ten years.  We estimated the fair value of each grant as a single award and amortize that value on a straight–line basis into compensation expense over the grant’s vesting period (see Note 9).

Discontinued Operations

In considering whether a group of assets disposed of, or to be disposed of, (“disposed assets”) should be presented as a discontinued operation, we determine whether the disposed assets comprise a component of the Company.  That is, we assess if the disposed assets have historic operations and cash flows that can be clearly distinguished, both operationally and for financial reporting purposes.  We also determine whether the cash flows associated with the disposed assets have been, or will be, significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether we will have any significant continuing involvement in the operations of the disposed assets after the disposal transaction.  If our determinations are affirmative, we aggregate the results of operations of the disposed assets, as well as any gain or loss on the disposal transaction, for presentation separately from the continuing operating results of the Company in the Consolidated Financial Statements (see Note 13).

Loss Per Share

We compute basic loss per share based on weighted average shares outstanding and exclude any potential dilution.  We compute diluted net loss per share based on the weighted average number of shares outstanding plus dilutive potential common shares.  We include stock options using the “treasury stock method” to the extent they are dilutive.  We compute the impact of the assumed conversion of convertible debentures into common stock using the “if-converted” method.

We reported a consolidated net loss in each of the three years ended December 31, 2009, 2008 and 2007.  As a result, we have excluded shares issuable upon the exercise of stock options and conversion of convertible debentures from the computation because the effect of their inclusion would be antidilutive.  The following table summarizes those that are excluded in each period because they are antidilutive (in thousands):

	Year Ended December 31,
	2009	2008	2007
Convertible debentures (1)	–	–	475
Options	3,321	2,841	2,167
	3,321	2,841	2,642

(1) Approximately $16.1 million principal amount converted to common stock on March 8, 2007.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which will be effective for Emeritus in the first quarter of 2010.  The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  We have reviewed these requirements, which apply to the Company’s investments in joint ventures, and have determined that adoption will not change our accounting for equity method or consolidated investees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

2.           Long-Term Investments

Long-term investments consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Investment in Blackstone JV	$932	$1,752
Investment in Emeritus/Wegman joint ventures	1,159	1,207
Investment in marketable equity securities (Note 14)	2,041	1,233
Total long-term investments	$4,132	$4,192

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture (the “Blackstone JV”) with Blackstone Real Property Group (“Blackstone”) that acquired a total of 24 properties in 2006 and 2007.  The portfolio consists of 23 assisted living and memory care communities and one assisted living/skilled nursing community totaling 1,890 units.

The total initial capital contribution to the Blackstone JV by its members was approximately $37.7 million.  The Company paid $6.2 million in 2006 and $970,000 in 2007 for a total initial contribution of $7.2 million.  The Blackstone JV made capital distributions to its members in 2009 totaling $11.5 million, of which Emeritus received 19.0%, or $2.2 million, and made capital distributions of $3.0 million in 2008, of which Emeritus received $570,000.

The Company is the administrative member responsible for day-to-day operations.  Blackstone holds the remaining 81.0% interest in the Blackstone JV and has final authority with respect to all major decisions of the joint venture, including final approval of operating and capital budgets.  The Company is prohibited from selling its interest without Blackstone’s consent.  Pursuant to a management agreement with Blackstone JV, the Company manages 23 of the properties for a fee equal to 5.0% of gross revenues collected.  For 2009, 2008, and 2007, the management fee was approximately $3.5 million, $3.4 million, and $2.9 million, respectively.

Emeritus/Wegman Joint Ventures

In March 2007, the Company entered into a 50% joint venture with a Wegman family entity (“Wegman”) to develop, construct and operate an 81-unit assisted living and memory care community in Stow, Ohio (the “Stow JV”).  The Stow JV began operations in May 2008.  The Company has made capital contributions to the Stow JV of approximately $864,000 since its inception and received a $91,000 distribution in 2009.  The Company is the administrative member responsible for day-to-day operations, for which it receives a management fee equal to the greater of $5,000 per month or 5.0% of gross revenues, which amounted to $114,000 in 2009 and $72,000 in 2008.  All major decisions regarding the Stow JV require the consent of Wegman.

In September 2007 and April 2008, the Company entered into 50% joint ventures with Wegman to develop, construct and operate two separate 36-unit memory care communities in the state of New York.  We believe that construction of these communities will begin in 2010.  The Company has contributed capital to these joint ventures in the combined amount of $874,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

Condensed combined balance sheets for the Blackstone and Wegman unconsolidated joint ventures are as follows (in thousands):

	December 31,
	2009	2008

Current assets	$10,529	$12,232
Property and equipment	183,390	187,814
Other assets	931	2,067

Total assets	$194,850	$202,113

Current liabilities	$17,181	$8,753
Long-term debt	161,459	168,784
Other liabilities	8,697	12,744
Members’ capital	7,513	11,832

Total liabilities and members’ capital	$194,850	$202,113

The Company's share of members’ capital	$2,091	$2,959

Condensed combined statements of operations for the Blackstone and Wegman unconsolidated joint ventures are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Total revenues	$82,368	$76,901	$63,293
Operating income	13,720	9,935	11,115
Net income (loss)	4,523	(9,018)	(15,316)

The Company's share of net income (loss)	$1,285	$(2,203)	$(2,911)

Senior Med Transaction

As of January 1, 2007, the Company held a 9.5% indirect interest in Senior Healthcare Partners LLC (“Senior Med”), an institutional pharmacy company.

In May 2007, the Company sold its equity share of the business for approximately $8.8 million in cash and recorded a gain of approximately $7.7 million.  The Company has no further ownership interest in Senior Med.  The Company recorded equity losses (excluding the gain on sale) of $328,000 in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

3.           Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2009	2008
Construction in progress	$15,751	$18,208
Land and improvements	168,590	164,425
Buildings and improvements	1,629,887	1,578,392
Furniture and equipment	91,979	80,687
Vehicles	9,100	8,401
Leasehold improvements	23,683	19,886
Total property and equipment	1,938,990	1,869,999
Less: accumulated depreciation and amortization	222,518	144,441
Net property and equipment	$1,716,472	$1,725,558

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (in thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2009	2008	2009	2008	2009	2008
Land and improvements	$3,983	$5,994	$-	$-	$3,983	$5,994
Buildings and improvements	223,189	212,581	(67,037)	(47,096)	156,152	165,485
Furniture and equipment	1,931	3,188	(1,381)	(2,863)	550	325
Vehicles	1,069	1,047	(1,036)	(731)	33	316
	$230,172	$222,810	$(69,454)	$(50,690)	$160,718	$172,120

Depreciation and amortization for capital and financing leases was approximately $12.5 million, $23.6 million, and $35.6 million, for 2009, 2008 and 2007, respectively.

4.	Acquisitions and Other Significant Transactions

2009 Trace Point Acquisition

On October 1, 2009, we purchased Trace Pointe, a 100-unit assisted living and memory care community that we previously managed for an affiliate of Daniel R. Baty, the Company’s Chairman of the Board and Co-Chief Executive Officer.  The purchase price was $15.8 million, of which $12.1 million was financed with mortgage debt and $2.0 million was financed with an unsecured note payable to an affiliate of Mr. Baty, with the balance paid in cash.

2009 Courtyard at Merced Acquisition

On October 1, 2009, we purchased Courtyard at Merced, an 84-unit assisted living and memory care community from Ventas Realty, LP (“Ventas”) that we previously operated under a management contract.  The purchase price was $6.3 million and was financed with a three-year first mortgage note from Ventas in the amount of $5.0 million, with the balance paid in cash.

2009 College Park Acquisition

In June 2009, we purchased College Park, an 85-unit assisted living community that we previously managed for an affiliate of Mr. Baty.  The purchase price was $10.6 million, of which $7.8 million was financed with mortgage debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

and $1.3 million was financed with an unsecured note payable to an affiliate of Mr. Baty with the balance of the purchase price paid in cash.

2009 Real Estate Purchase

During the second quarter of 2009, we purchased the California homes of Mr. Granger Cobb, the Company’s President and Co-Chief Executive Officer, and Mr. Budgie Amparo, the Company’s Senior Vice President—Quality and Risk Management, in connection with their required relocation to Seattle following the merger with Summerville in September 2007.  The combined purchase price was approximately $4.2 million.  The purchase price for each was determined based on an independent appraisal.  The homes are included in “Other assets, net” in the Consolidated Balance Sheet at December 31, 2009 at their estimated current fair value of $3.6 million.  We recorded an impairment loss of $624,000 on Mr. Cobb’s house as a result of reducing the list price.

2009 Northdale Lease Agreement

In January 2009, we entered into an operating lease for one community consisting of 83 units.  The lease term is ten years with two ten-year renewal options available.  The initial annual minimum rent is approximately $600,000 (less abatements in the first year of $300,000) with fixed annual increases of 3.0%.

2009 New Development

In January 2009, we opened a newly constructed community in Urbandale, Iowa.  This 38-unit memory care community had a development cost of $6.6 million and was funded by $5.5 million of short-term construction debt due in July 2010.

2008 Ventas Asset Acquisition

In December 2008, we purchased five communities from Ventas consisting of 432 units (the “Ventas Purchase”) for a purchase price of $64.3 million plus acquisition costs of $282,000.  Prior to this acquisition, we operated these communities under lease agreements with affiliates of Ventas.

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

2008 BV Holdings Lease Agreement

In December 2008, we entered into a lease for two communities consisting of 254 units.  The lease term is ten years with two five-year renewal options available.  The initial annual lease payment is approximately $1.8 million with fixed increases for two years and increases thereafter at 3.0%.

2008 HCN Asset Acquisition

In June 2008, we entered into an asset purchase agreement (the “HCN Agreement”) with Health Care REIT, Inc. and its affiliated entities (“HCN”) to purchase 29 communities consisting of 2,257 units for a purchase price of $299.9 million, excluding acquisition costs.  The Company formerly leased these communities from HCN.  As provided in the HCN Agreement, the transaction closed in two phases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

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

In October 2008, we completed the second phase of the HCN transaction (“Tranche 2”).  This closing consisted of 10 communities with a capacity of 693 units for a purchase price of $77.2 million plus acquisition costs of $190,000.  Tranche 2 was financed with $29.0 million of fixed rate mortgage debt and $27.4 million of variable rate mortgage debt.  We previously accounted for nine of the 10 acquired communities in Tranche 2 as capital leases.

As part of Tranche 2, eight of the 10 communities are included in a 50/50 joint venture owned by Emeritus and Mr. Baty, who contributed approximately $6.8 million to the joint venture for the purchase of the properties.  Prior to the acquisition, these eight communities were subject to a cash flow sharing agreement with Mr. Baty, which continues in effect after the acquisition by the joint venture.  We have the option to buy out Mr. Baty’s membership interest in the joint venture after January 1, 2011, for a price equal to the lesser of fair market value or a formula specified in the joint venture operating agreement but in no event less than the amount of Mr. Baty’s capital contribution.  The joint venture is included in the Company’s Consolidated Financial Statements.

2008 Emeritus at Arborwood Acquisition

In June 2008, we purchased a 54-unit assisted living community for $6.8 million plus closing costs of $185,000, of which $6.0 million was financed through a mortgage loan.
2008 NHP Asset Acquisition

In April 2008, we purchased from Nationwide Health Properties, Inc. (“NHP”) 24 communities consisting of 1,672 units for a purchase price of $314.0 million plus acquisition costs of $856,000.  We had previously leased these communities from NHP and accounted for them as capital leases.  We financed the purchase through mortgage debt of approximately $249.1 million and seller-provided debt of $30.0 million.

2008 Emeritus at Hazel Creek Lease Agreement

In January 2008, we entered into a long-term operating lease for a 104-unit assisted living community.  The lease term is 15 years with two 10-year renewal options available.  The initial annual lease payment was approximately $901,000, with annual increases of 3.0%.

2007 Emeritus at Pinnacle Acquisition

In December 2007, we purchased a 106-unit assisted living community for a price of $12.7 million plus closing costs of $402,000.

Summerville Merger

On September 1, 2007, we acquired all of the outstanding stock of Summerville through a merger of Emeritus’ wholly owned subsidiary with Summerville.  Summerville operated 81 communities comprising 7,935 units in 13 states, which provided independent living, assisted living, and memory care services to seniors.  Under the terms of the merger agreement, a total of 8,392,656 shares of the Company’s common stock were issued.

The purchase price consideration for the Summerville acquisition was comprised of Emeritus common stock valued at $273.2 million plus cash and transaction costs.  The 8,392,656 shares of common stock issued in the transaction was valued at a price of $32.57 per share based on the average trading price over a five-day period, including two days before and two days after the public announcement of the merger on March 29, 2007, for a total transaction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

price of $278.2 million.

The following table details the effect on net loss and net loss per share had the merger between the Company and Summerville occurred at the beginning of the period presented (in thousands except per share amounts):

Pro Forma Combined
(unaudited)
Year Ended
December 31,
2007
Total operating revenues	$733,453
Operating loss from continuing operations	$(27,163)
Loss from operations before income taxes	$(91,231)
Net loss	$(92,053)
Basic and diluted loss per common share	$(2.80)
Weighted average common shares outstanding—basic and diluted	32,896

2007 Inn at Marietta Lease Agreement

In July 2007, we entered into a long-term lease for an 89-unit assisted living community.  The lease term is 12 years, with one ten-year renewal option available.  The initial annual lease payment was approximately $1.1 million, with annual increases based on the greater of 3% or the change in CPI.

2007 HCP Asset Acquisition

In March 2007, we completed the purchase of seven communities consisting of 453 units for approximately $28.7 million plus acquisition costs of $244,000.  Previous to the purchase, we had leased these facilities from HCP since September 2002 and accounted for them as operating leases.

In August 2007, we purchased 41 additional communities from HCP consisting of 3,732 units.  The aggregate purchase price was $501.5 million plus closing costs of $3.4 million.  Of the 41 communities, Summerville leased eight of the communities and Emeritus leased 33 of these communities from HCP under a master lease.  The Company accounted for 23 of the 33 communities as operating leases and 10 as financing leases prior to the acquisition.  Summerville continued to operate the eight communities under existing leases until the merger transaction was completed.

2007 HRT Asset Acquisition

In March 2007, we purchased 12 communities consisting of 786 units for $99.0 million plus acquisition costs of $1.2 million.  The Company had leased four of these communities from Healthcare Realty Trust (“HRT”) since May 2002 and eight since May 2003.  The four leases had been accounted for as capital leases and the eight leases had been accounted for as operating leases.

At the time of closing, the Company had approximately $32.8 million in loans outstanding with HRT, of which $11.4 million was secured by the leases on the 12 communities described above.  As part of the purchase of the 12 communities, $10.8 million of the loans secured by leases were acquired from HRT by Mr. Baty on similar terms and conditions as the original loan, and the remaining $600,000 was paid off at closing.  We repaid the $10.8 million loan in July 2007.

2007 Fretus Asset Acquisition

In February 2007, we purchased 24 communities consisting of 1,651 units for $143.1 million plus acquisition costs of $458,000.  The Company had leased these communities from Fretus Investors LLC (“Fretus”) since October 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

and had been accounted for them as operating leases.

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

2007 HCN Asset Acquisition

In August 2007, we purchased three Florida communities consisting of 431 units.  The purchase price was $24.5 million plus acquisition costs of $425,000.  The Company had leased these communities from HCN under two different master leases dated September 30, 2003 and September 30, 2004 and had been accounted for as capital leases.

2007 Wegman Asset Acquisition

In August 2007, we purchased nine communities that the Company formerly leased, consisting of 711 units, for an aggregate purchase price of $88.0 million plus closing costs of $1.1 million.  We had accounted for these communities as operating leases.

Sale-Leaseback

In 2003, we sold four communities to HCN and leased them back.  The sale did not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the form of a guarantee of the underlying mortgage debt, which was assumed by HCN in the sale.  Therefore, we recorded the sale proceeds of $34.6 million as a financing lease obligation and continued to report the real estate and equipment as owned assets.

HCN paid the mortgage obligations in June 2009 and the Company’s guarantee terminated.  Therefore, we recorded the sale and we now account for each of the four leases as capital leases.  As a result, we recorded a net increase in property and equipment of $968,000, a net decrease in capital lease and financing obligations of $4.1 million, an increase in deferred gains of $5.2 million and a decrease in deferred rent of $129,000.

5.	Goodwill and Other Intangible Assets and Liabilities

Goodwill

We recorded goodwill and various other intangible assets in connection with the acquisition of Summerville on September 1, 2007 and three individual communities in 2009 (see Note 4).  The change in the carrying value of goodwill during 2009 and 2008 is set forth below (in thousands):

Balance at December 31, 2007	$70,659
Purchase price adjustments	4,463
Goodwill related to discontinued operations	(1,418)
Balance at December 31, 2008	73,704
Goodwill acquired during the year	1,051
Balance at December 31, 2009	$74,755

The 2008 purchase price adjustments included additional contingent purchase consideration of $3.5 million as well as adjustments to self-insurance and other liabilities totaling approximately $1.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

Other Intangible Assets and Liabilities

The Company’s intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2009 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

In-place resident contracts	$2,600	$(557)	$2,043
Below market community rents	94,432	(25,944)	68,488
Lease purchase options	44,269	—	44,269
Trademarks and operating licenses	4,000	(2,382)	1,618
Other intangible assets	145,301	(28,883)	116,418
Above market community rents
(included in other long-term liabilities)	(13,961)	2,944	(11,017)
Total, net	$131,340	$(25,939)	$105,401

The Company’s intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2008 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

In-place resident contracts	$64,172	$(60,235)	$3,937
Below market community rents	95,921	(15,154)	80,767
Lease purchase options	44,269	—	44,269
Trademarks and operating licenses	4,000	(979)	3,021
Other intangible assets	208,362	(76,368)	131,994
Above market community rents
(included in other long-term liabilities)	(13,961)	1,681	(12,280)
Total, net	$194,401	$(74,687)	$119,714

We acquired substantially all of the Company’s intangibles in the Summerville acquisition.  The weighted average amortization periods assigned at the merger date were as follows: in-place resident contracts, 17 months; below market rents, 11 years; above market rents, 11.6 years; and trademarks and operating licenses, 12 years.  The lease purchase options are not currently amortized, but will be added to the cost basis of the related communities when the option is exercised, and will then be depreciated over the estimated useful life of the community.  In 2008, we changed the estimated remaining useful life of trademarks to two years.

In 2009, we recorded in-place resident contract intangibles in connection with the purchase of three communities totaling $2.6 million, and we are amortizing these contracts over 19 months.  Also in 2009, we wrote off the below market rent intangible related to a community included in discontinued operations in the amount of $1.2 million (see Note 13).

Aggregate amortization expense for intangibles was $5.8 million in 2009, $45.6 million in 2008, and $15.6 million in 2007.  Above and below market rent amortization, a component of community leases expense on the Consolidated Statements of Operations, was $9.7 million in 2009, $10.0 million in 2008 and $3.3 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

Estimated amortization of intangibles is as follows (in thousands):

2010	$10,935
2011	9,012
2012	7,226
2013	5,913
2014	5,546
Thereafter	66,769
Total	$105,401

6.	Long-term Debt and Line of Credit

The following table details the Company’s mortgages and notes payable.  Interest rates, unless otherwise indicated, are as of December 31, 2009.  Payments on each note are due monthly and include amortization of principal subsequent to interest-only periods.  Unless otherwise indicated, all of these notes are secured by real estate.

	At December 31,
	2009	2008
	(In thousands)
Interest at rates from 8.54% to 12.5% through October 2013(1)	$6,859	$7,739
Interest only at 6.29% through April 2011, due May 2018	25,371	25,371
Interest only at LIBOR plus 2.25%, (2.48%), due May 2011	8,948	8,948
Interest only at 9.0%, due March 2012	21,426	21,426
Principal plus interest at 9.23%, due July 2013	7,593	7,723
Principal plus interest at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due March 2012	4,298	4,341
Interest only at 6.21% through May 2011, due May 2018	129,000	129,000
Principal plus interest at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due October 2011	22,782	23,308
Interest only at 6.52% through April 2010, due April 2012	88,000	88,000
Interest only through August 2010 at LIBOR plus 1.50%, (6.35% swap), due August 2012(2)	19,504	19,504
Interest only at 6.305% through September 2010, due September 2017	226,916	226,916
Interest only at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due January 2012	26,200	26,200
Principal and interest at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due January 2012	39,401	42,151
Principal plus interest at 6.185%, due September 2014	67,575	67,760
Interest only at LIBOR plus 2.0% (2.23%), due July 2010	5,461	4,028
Interest only at 9.04%, increasing annually by 0.27%, due February 2018(3)	12,865	12,865
Interest only at LIBOR plus 3.5% through December 2009, (6.22% swap), due January 2011(2)	11,326	11,326
Interest only at 5.905% through April 2011, due April 2018	241,890	241,890
Interest only at 7.25%, due April 2012	30,000	30,000
Interest only at LIBOR plus 3.25% through March 2010, LIBOR floor of 3.0%, (6.25%), due October 2011	7,378	7,378
Interest only LIBOR plus 2.5%, LIBOR floor of 2.75%, (5.25%), due July 2011	6,000	6,000
Principal plus interest at 6.65%, due July 2018	162,587	163,220
Interest only at 8.25%, increasing annually by 0.25%, due July 2011(3)	50,000	50,000
Interest only at weighted average rate of 6.65% through November 2010, due November 2018	29,000	29,000
Interest at LIBOR plus 3.0%, (3.23%), due October 2011(4)	14,168	27,398
Principal plus interest 8.25%, increasing annually by 0.25%, due December 2011(5)	9,520	10,000
Interest only at 5.97% through January 2011, due January 2019	25,921	25,921
Interest only at LIBOR plus 4.0%, LIBOR floor of 2.75% through January 2011, (6.75%), due January 2012	19,700	19,700
Interest only at 6.05% through January 2011, due January 2019	36,303	36,303

Interest only at 6.92% through January 2011, due January 2019	7,760	-
Interest only at 6.5%, due July 2014	1,250	-
Interest only at LIBOR plus 6.5%, (6.73%), due September 2012(5)	5,000	-
Principal plus interest at 6.74%, due November 2018	8,600	-
Principal plus interest at 6.67%, due July 2018	3,731	-
Principal plus interest at 6.14%, due October 2019	12,129	-
Interest only at 6.5%, due October 2014	1,950	-
Total long-term debt	1,396,412	1,373,416
Less current portion	21,324	18,267
Long-term debt, less current portion	$1,375,088	$1,355,149

(1)	Approximately $2.7 million of the balance represents unsecured non-interest bearing loans related to resident housing deposits that are refunded upon vacating the premises. The remaining balance includes vehicle loans of $1.2 million and a $2.9 million, 10.44% mortgage loan due January 2011.
The loans are secured by the assets subject to the loan.
(2)	Interest rates are effectively fixed with interest rate swaps.
(3)	Secured by leasehold mortgages.
(4)	Requires monthly principal reductions based on excess cash flows, as defined, with a minimum of $3.0 million in 2010.
(5)	Repayable with proceeds from Company equity offering, if any.

New Borrowings

In October 2009, the Company entered into two debt agreements related to the purchase of the Trace Pointe assisted living community (see Note 4).  The $12.2 million Fannie Mae mortgage loan has a ten-year term, with monthly payments of principal and interest at 6.14% with the unpaid principal balance due at maturity.  The $2.0 million unsecured note payable to an entity controlled by Mr. Baty has a five-year term, with monthly payments of interest only at 6.50% and the principal balance due at maturity.  The maturity date of the unsecured note will be accelerated in the event that we sell, in a single offering, debt or equity securities in the amount of $100.0 million or more.

In October 2009, the Company entered into a debt agreement related to the purchase of the Courtyard at Merced community (see Note 4).  The $5.0 million mortgage note payable to Ventas has a three-year term with a one-year extension option.  The note requires monthly payments of principal and interest at a variable rate of monthly LIBOR plus 6.50%, with the unpaid principal balance due at maturity.

In June 2009, the Company entered into two debt agreements related to the purchase of the College Park assisted living community (see Note 4).  The $7.8 million Freddie Mac mortgage loan has a ten-year term, with monthly payments of interest only at 6.92% through January 2011 and monthly payments of principal and interest thereafter based on a 30-year amortization, with the unpaid principal balance due at maturity.  The $1.3 million unsecured note payable to an entity controlled by Mr. Baty has a five-year term, with monthly payments of interest only at 6.50% and the principal balance due at maturity.  The maturity date of the unsecured note will be accelerated in the event that we sell, in a single offering, debt or equity securities in the amount of $150.0 million or more.

Extensions to and Modifications of Existing Debt

In November 2009, the Company’s consolidated joint venture with Mr. Baty repaid two mortage loans, which had a combined principal balance of $10.6 million, with proceeds from new Freddie Mac mortgage debt in the amount of $8.6 million and cash from each of the Company and Mr. Baty in the amount of $1.0 million.  Interest on these loans is fixed at principal plus interest at 6.74% and they mature in November 2018.  As part of this same transaction, the Company also repaid a $2.6 million mortgage loan with proceeds from Freddie Mac financing in the amount of $3.7 million.  Interest on this loan is fixed at principal plus interest at 6.67% and it matures in July 2018.

In May 2009, the Company entered into an agreement to extend the maturity on $11.3 million of mortgage debt from January 1, 2010 to January 1, 2011.  The LIBOR margin on the loan increased from 2.25% to 3.50%.  Also in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

May 2009, the Company entered into an agreement to extend the maturity on $7.4 million of mortgage debt from March 31, 2010 to October 1, 2010.  The interest rate on the loan increased from 2.65% over LIBOR with a floor of 5.65% to 3.25% over LIBOR with a floor of 6.25%.

In June 2009, the Company entered into an agreement to extend the maturity of $22.8 million of mortgage debt from April 1, 2010 to October 1, 2010.  The interest rate on the loan increased from 2.90% over LIBOR with no floor to 4.00% over LIBOR with a floor of 6.50%.  In October 2009, the agreement was further amended to extend the maturity to October 1, 2011; all other terms were unchanged.

Revolving Line of Credit

On February 8, 2008, the Company entered into a credit agreement (“line of credit”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which provides a $25.0 million unsecured revolving line of credit.  The line of credit matures on June 30, 2010.  The line of credit includes a letter of credit feature that allows the Company to obtain letters of credit from the lender, provided that the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  Furthermore, the interest rate on the line of credit is our choice of either (a) a fluctuating rate equal to the daily one-month LIBOR plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, Wells Fargo requires the Company to pay fees equal to 1.0% of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio of 1.1 to 1.0.  There were no outstanding borrowings under the line of credit at December 31, 2009.

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or landlord.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.  As of December 31, 2009, the Company was in compliance with all lease and debt covenants.

Principal maturities of long-term debt at December 31, 2009, are as follows (in thousands):

2010	$21,324
2011	149,169
2012	249,298
2013	20,329
2014	79,716
Thereafter	876,576
Total	$1,396,412

7.	Convertible Debentures

At December 31, 2006, the Company had outstanding $26.6 million of its 6.25% Convertible Subordinated Debentures due 2008.  In March 2007, holders of $16.1 million principal amount converted their debentures into 732,725 shares of Emeritus common stock.  Of the debentures converted into Emeritus common stock, $15.8 million principal amount was owned by entities controlled by Mr. Baty.  We paid an incentive fee of $1.3 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

connection with this conversion, which amount would have been paid in three equal installments on July 1, 2007, January 1, 2008, and July 1, 2008 if the debentures were held to maturity.  The incentive payment was expensed in the first quarter of 2007.  The outstanding debentures of $10.5 million at December 31, 2007 were redeemed for cash at maturity on July 1, 2008.

8.	Related-Party Management Agreements

During 1995, Mr. Baty and a current director of Emeritus formed a New York general partnership (the “Partnership”) to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities.  The Partnership operates ten communities in New York.  The Company has agreements with the Partnership and the partners under which all of the Partnership’s profits have been assigned to the Company and the Company has indemnified the partners against losses.  As the Company has unilateral and perpetual control over the Partnership’s assets and operations, we consolidate the results of operations of the Partnership in the Company’s results of operations.

Mr. Baty is a principal owner of Columbia Pacific Group, Inc. and affiliates (“Columbia Pacific”).  Columbia Pacific owns assisted living communities, four of which we manage under various agreements.  The agreements have terms ranging from two to five years, with options to renew, and provide for management fees ranging from 4% to 6% of gross operating revenues.  Management fee revenue earned under these agreements was approximately $1.0 million, $1.1 million, and $1.0 million in 2009, 2008, and 2007, respectively.

9.	Stock Plans

2006 Equity Incentive Plan

In June 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan authorizes the issuance of up to 3,000,000 shares of common stock to employees, non-employee directors, consultants, advisors and independent contractors.  The 2006 Plan is a long-term incentive compensation plan designed to provide a competitive and balanced incentive and reward program for participants.  The 2006 Plan allows for the granting of various types of awards, one of which is stock options that generally vest over a three or four-year period.  Unless the terms of option grants specifically provide otherwise, any unexercised options expire no later than ten years from the date of the grant.  As of December 31, 2009, 191,667 shares are available for option grants under the 2006 Plan.

Amended and Restated Stock Option Plan for Non-employee Directors

The Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) is a non-qualified stock option plan that has been in effect since 1995.  The Directors Plan authorizes the issuance of options to purchase up to 350,000 shares of Emeritus common stock.  Each non-employee director automatically receives an option to purchase 2,500 shares of Emeritus common stock at the time of his or her initial election or appointment to the Board of Directors.  In addition, each non-employee director automatically receives an option to purchase 7,500 shares of Emeritus common stock immediately following each year's annual meeting of shareholders.  All options granted under the plan fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant and expire 10 years after the date of grant, with the exception of the option for 2,500 shares granted at the time of a director's initial election or appointment to the Board, which is vested immediately upon grant.  The exercise price for these options is the fair market value of Emeritus common stock on the grant date.  As of December 31, 2009, 44,000 shares are available for option grants under the Directors Plan.

1995 Stock Incentive Plan

The 1995 Stock Incentive Compensation Plan (the “1995 Plan”) provided for incentive and non-qualified stock options, stock appreciation rights, and stock awards, including restricted stock.  The 1995 Plan expired in September 2005.  We cannot grant any new options under the 1995 Plan, but outstanding options will continue to be exercisable in accordance with their terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

The following is a summary of stock options outstanding and exercisable under the 2006 Plan, the Directors Plan, and the 1995 Plan at December 31, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$1.60	-	$2.56	175,191	1.93	$2.10	175,191	1.93	$2.10
$2.95	-	$4.88	220,681	2.83	$3.53	216,981	2.73	$3.51
$6.30	-	$14.55	820,809	8.54	$9.04	257,559	7.55	$9.50
$15.64	-	$26.02	1,156,795	8.53	$17.53	324,995	5.05	$19.90
$27.40	-	$30.89	947,500	4.75	$27.47	525,017	4.75	$27.47
$1.60	-	$30.89	3,320,976	6.73	$16.52	1,499,743	4.67	$16.31

Employee Stock Purchase Plans

In 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESP Plan”).  The Company’s Board of Directors terminated the 1998 ESP Plan in March 2009 after we had issued all of the Plan’s reserved 400,000 shares.  In May 2009, the Company’s shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”), which replaced the 1998 ESP Plan.  Similar to the provisions of the 1998 ESP Plan, the 2009 ESP Plan provides eligible employees, who have completed six months of service, an opportunity to purchase shares of Emeritus common stock through payroll deductions at a 15 % discount from the lower of the market price on the first trading day or last trading day of each calendar quarter.  A total of 400,000 shares may be sold under the 2009 ESP Plan.  Shares sold under the 2009 ESP Plan may be drawn from authorized and unissued shares or may be acquired by us on the open market.  In 2009, we sold 22,088 shares to employees under the 2009 ESP Plan at an average price of $12.96 per share.  In December 2008, we repurchased 52,000 shares of Emeritus common stock on the open market and sold 17,023 of these shares to employees through the 1998 ESP Plan.  In 2008 and 2007, employees purchased 52,110 and 24,392 shares of Emeritus common stock, respectively, through the 1998 ESP Plan.  The average purchase price per share, including the 15 % discount, was $12.06 in 2008 and $23.03 in 2007.  As of December 31, 2009, there were 377,912 shares available for purchase under the 2009 ESP Plan.

Stock-Based Compensation

We recorded stock-based compensation expense based on the fair value of stock options granted under the 2006 Plan and the Directors Plan and Emeritus common stock issued under the employee stock purchase plans of approximately $4.1 million, $4.9 million and $4.7 million in 2009, 2008 and 2007, respectively.

In 2009, 2008 and 2007, we granted options to purchase 916,000, 722,600 and 1,075,000 shares of Emeritus common stock from the 2006 Plan and we granted options to purchase 52,500, 55,000 and 47,500 shares of Emeritus common stock to non-employee directors from the Directors Plan, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

The following table summarizes the Company’s stock option activity for the year ended December 31:

	2009			2008			2007
		Weighted-	Aggregate		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value		Exercise	Value
	Shares	Price	$(000)	Shares	Price	$(000)	Shares	Price	$(000)
Outstanding at beginning of period	2,840,652	$16.30	$-	2,166,575	$18.76	$-	1,510,189	$9.09	$-
Granted	968,500	$15.94	$-	777,600	$8.99	$-	1,122,500	$27.47	$-
Exercised	(160,901)	$4.71	$1,156	(60,941)	$9.16	$578	(414,038)	$7.22	$9,572
Forfeited/expired	(327,275)	$18.65	$-	(42,582)	$9.16	$-	(52,076)	$17.72	$-
Outstanding at end of period	3,320,976	$16.52	$16,091	2,840,652	$16.30	$5,258	2,166,575	$18.76	$16,444

Options exercisable	1,499,743	$16.31	$8,637	1,341,813	$14.45	$3,833	1,034,761	$10.19	$15,711

Weighted-average fair value of options granted		$8.47			$4.16			$13.34

Options exercisable in the money	854,726		$8,637	565,148		$3,833	932,261		$15,711
Options exercisable out of the money	645,017		$-	776,665		$-	102,500		$-
As of December 31, 2009, there was $13.5 million of total unrecognized compensation expense related to unvested stock options granted under the 2006 Plan and Directors Plan.  We expect to recognize that expense through 2013.  At December 31, 2009, the weighted average remaining contractual life for stock options outstanding but not exercisable and stock options outstanding and exercisable was 6.73 years and 4.67 years, respectively.

We received $1.0 million, $1.1 million and $3.5 million in 2009, 2008 and 2007, respectively, from the exercise of stock options and employee stock purchases under the Company's various equity incentive plans and employee stock purchase plans.

In estimating the fair value of Company’s stock options, we group the grantees into two main categories, based on estimated life, which are the Company’s employees and its Board of Directors.  We estimated the fair value of options granted in 2009, 2008, and 2007 at the date of grant using the following weighted average assumptions:

	For Employees and Key Executives
	Year ended December 31,
	2009	2008	2007

Expected life from grant date (in years)	5	5	5
Risk-free interest rate	1.9 - 2.53%	2.43-2.69%	3.23% - 4.31%
Volatility	55.34 - 60.4%	42.7-47.6%	45.8% - 48.9%
Weighted average fair value (per share)	$8.49	$3.61	$13.13

	For Directors
	Year ended December 31,
	2009	2008	2007

Expected life from grant date (in years)	7	7	7
Risk-free interest rate	2.86%	3.07-3.90%	4.38% - 4.41%
Volatility	61.44%	54.7-55.2%	70.5%
Weighted average fair value (per share)	$8.21	$11.41	$18.28

We estimated the expected life of the stock options granted using the historical exercise behavior of option holders.  The risk-free rate represents the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  We estimated expected volatility based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  We estimated forfeitures at the time of valuation and reduced compensation expense ratably over the vesting period.  We periodically adjust the forfeiture rate, which was estimated at 6.2% of the options awarded, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company's options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.

During 2007, we modified options for a total of 46,667 shares of Emeritus common stock for three employees who retired.  Of these options, we modified 45,000 when two officers of the Company retired but were allowed to continue vesting in their grants awarded on July 25, 2006.  We recognized $372,000 of stock compensation expense due to this modification.  We modified the remaining 1,667 options to accelerate vesting which resulted in an insignificant amount of additional compensation expense.

The following table shows the assumptions used in calculating the compensation expense for shares of Emeritus common stock sold to employees during each year under the 1998 ESP Plan and 2009 ESP Plan, which incorporates the 15 % discount and an estimated value assigned to the ability to select the lower of the stock price over a three-month period at the beginning or end of the respective quarter:

	Year Ended December 31,
	2009	2008	2007

Expected life from grant date (in months)	3	3	3
Risk-free interest rate	0.115 - 0.195%	1.10%-3.31%	3.84-4.93%
Volatility	25.5 - 44.6%	19.2-32.8%	17.2-30.2%

10.	Retirement Plans

We provide a 401(k) retirement savings plan (the “401(k) Plan”) to all employees who meet minimum employment criteria.  The 401(k) Plan allows participants to defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code (“IRC”) maximum amounts.  The 401(k) Plan allows us to make a discretionary match of 100% of the employee’s contribution to the 401(k) Plan, up to a maximum of 8.0% of contributed compensation.  Historically, we have made a discretionary match of contributions in amounts equal to 25% of the employee’s contribution to the 401(k) Plan, up to a maximum of 6.0% of contributed compensation.  Employees are always 100% vested in their own contributions and vest in the Company’s contributions over four years.  We estimate that we will contribute to the 401(k) Plan $453,000 for the year ended December 31, 2009, and we made contributions to the 401(k) Plan in the amount of $410,000 and $238,000 for the years ended December 31, 2008 and 2007, respectively.  Such amounts are included in general and administrative expense in the accompanying Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

We also provide a nonqualified deferred compensation plan (the “Deferred Plan”) that allows certain management employees, including the Company’s executive officers, to defer a portion of their compensation.  Executive officers participating in the Deferred Plan may defer receipt of up to 25% of their compensation and receive a mandatory employer contribution of up to 25% of their contributions that is immediately vested.  In addition, there is a discretionary employer contribution of up to an additional 75% of their contributions.  Participants other than executive officers may defer receipt of up to 10% of their compensation and receive a discretionary employer contribution.

Discretionary employer contributions to the Deferred Plan for both executive officers and other participants become nonforfeitable upon the earlier of: (i) a three-year vesting schedule; (ii) the participant reaching normal retirement age or death; or (iii) a change in control of Emeritus.  The discretionary employer contribution must be approved by the Compensation Committee of the Board of Directors.  We estimate that employer contributions to the Deferred Plan will be $101,000 for the year ended December 31, 2009.  Employer contributions totaled $97,000 and $176,000 for the years ended December 31, 2008 and 2007, respectively.  Deferred Plan assets amounted to $2.2 million and $1.8 million at December 31, 2009 and 2008, respectively, and are stated as short-term investments in the Consolidated Balance Sheets with a corresponding balance in other long-term liabilities.

11.	Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings, claims, and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of these matters is not expected to have a material effect on the Company’s financial position or results of operations.

Leases

At December 31, 2009, the Company leased office space for its executive offices and four regional offices.  The Company also leased 105 assisted living communities.  We account for the leases for the executive offices, all regional offices and 79 of the assisted living communities as operating leases and include them in the minimum lease payment schedule below.  The assisted living community leases are triple-net leases in which we pay all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance, in addition to the rent.  These leases expire from 2011 to 2025 and contain various extension options, ranging from five to 15 years.  The lease for the Company’s 57,000 square-foot executive offices in Seattle, Washington expires in 2016.

Minimum lease payments under noncancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$92,586
2011	98,172
2012	100,925
2013	101,753
2014	102,777
Thereafter	484,063
Total	$980,276

Community leases expense under noncancelable operating leases was approximately $116.5 million, $90.9 million, and $52.0 million for 2009, 2008, and 2007, respectively, which included (i) non-cash expense of approximately $18.9 million, $9.9 million, and $3.7 million, respectively, related to straight-line lease expense and (ii) amortization of above/below market rents recorded as part of the Summerville acquisition, of $9.7 million, $10.0 million and $3.3 million in 2009, 2008 and 2007, respectively.  A number of operating leases, most of which were acquired by the Company in the 2008 HCP transaction, provide for additional lease payments computed as a percentage of revenues of the community, which are not included in the table above.  Additional community leases expense under these provisions was approximately $572,000, $471,000, and $1.1 million in 2009, 2008, and 2007, respectively.  Another group of 24 communities, which the Company acquired in February 2008, were subject to additional lease payments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

computed at rates ranging from 7% to 8.5% of gross revenues in excess of a specified threshold; these payments are not included in the table above and resulted in additional lease expense of $155,000 in 2007 and none in 2008 and 2009.

Community leases expense under noncancelable operating leases with entities in which Mr. Baty has a financial interest was approximately $1.1 million in 2007 and none in 2009 and 2008.

Minimum lease payments under noncancelable capital leases consisting of 26 communities at December 31, 2009, are as follows (in thousands):

2010	$23,951
2011	24,428
2012	24,946
2013	25,420
2014	26,014
Thereafter	134,550
Subtotal	259,309
Less imputed interest at rates ranging between 3.4% and 10.9%	(82,793)
Capital lease obligations	176,516
Less current portion	11,144
Capital lease obligations, less current portion	$165,372

Community interest expense under noncancelable capital leases and financing obligations was approximately $14.0 million, $23.5 million, and $36.8 million for 2009, 2008, and 2007, respectively.

Guarantee

Emeritus guarantees the mortgage debt payable to a bank by the Stow JV.  As of December 31, 2009, the loan balance was $8.1 million with variable rate interest at LIBOR plus 3.25%.  Emeritus and Wegman have each provided an unconditional guarantee of payment of this mortgage loan to the lender.  In the event that the Company would be required to repay this loan, we would be entitled to recoup 50% of such payment from Wegman.

12.	Income Taxes

The income tax provision for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	2009	2008		2007

Federal	$1,043	$	−	$	−
State and local	(1,379)		(1,020)		(812)
Total current income tax provision	(336)		(1,020)		(812)

Deferred–federal	−		−		−
Deferred–state and local	−		−		−
Total deferred income taxes	−		−		−
Total income tax provision	$(336)		$(1,020)		$(812)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

The provision for income taxes from continuing operations differs from the expected provision computed by applying the U.S. federal statutory rate of 34.0% to loss from continuing operations before income taxes as follows (in thousands):

	2009	2008	2007

Income tax benefit at statutory rate	$18,203	$32,908	$14,102
State income tax, net of federal	2,739	1,349	1,979
Other differences	(3,219)	1,395	465
Stock option compensation not deductible for tax	−	−	290
Change in valuation allowance	(18,059)	(36,672)	(17,648)
Total income tax provision	$(336)	$(1,020)	$(812)

As of December 31, 2009, the Company had federal net operating losses (“NOLs”) available to offset future taxable income, whose expiration dates approximated the following (in thousands):

2010	$273
2011 to 2029	193,217
$193,490

The Company acquired approximately $129.0 million of federal NOLs in business combinations.  As of December 31, 2009, certain of these acquired NOLs are subject to an IRC Section 382 annual limitation in any year utilized.  As of December 31, 2009, the Company had NOL carryforwards for state tax purposes of approximately $140.0 million.

Deferred income tax assets and liabilities consist of the following (in thousands):
	As of December 31,
	2009	2008
Gross deferred tax liabilities:
Summerville intangibles	$(37,966)	$(42,786)
Lease expense	(38,666)	(29,293)
Deprecation and amortization	–	(12,950)
Total deferred tax liabilities	(76,632)	(85,029)

Gross deferred tax assets:
Net operating loss carryforwards	42,173	37,127
Fixed assets	22,440	48,206
Deferred gains on sale-leasebacks	3,278	1,782
Unearned rental income and deferred move-in fees	23,576	14,506
Vacation accrual	3,136	2,636
Health insurance accrual	2,283	2,280
Insurance accrual	8,349	7,836
Interest expense	28,633	22,856
Capital leases	6,946	4,930
Other	15,936	9,235
Total deferred tax assets	156,750	151,394
Less valuation allowance for deferred tax assets	(80,118)	(66,365)
Deferred tax assets, net	76,632	85,029
Total deferred taxes	$–	$–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the net deferred tax assets.  The valuation allowance for deferred tax assets increased by approximately $13.8 million for the year ended December 31, 2009.  At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

Unrecognized tax benefits, if recognized, would affect the effective tax rate.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2008	$29,658
Gross amount of increases in unrecognized tax benefits	445
Balance as of December 31, 2009	$30,103

Unrecognized tax benefits relate to an uncertain position that we took in 2008 in amended returns of Summerville, which increased NOLs.  We offset these NOLs in full by the unrecognized tax benefit.  The increase in unrecognized tax benefits in 2009 represents primarily accrued interest.  Included in other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2009 is a $2.4 million liability for the unrecognized tax benefits related to Summerville.

The tax years that remain open to examination by the taxing authorities are generally 2006 to 2009.  The NOLs from prior years are subject to adjustment under examination to the extent that they are not utilized in an open year.

13.	Discontinued Operations

Discontinued operations includes two communities in 2009 and four communities in both 2008 and 2007, all of which have been sold.  The following table shows the total revenues and net losses for these communities that comprise total discontinued operations (in thousands):

	2009	2008	2007

Total revenue	$2,056	$5,730	$6,764

Net loss	$(1,335)	$(2,043)	$(4,390)

Net loss includes impairment losses of $1.2 million in 2009, $1.4 million in 2008 and $3.4 million in 2007.

At various time in 2009 and 2008, we decided to sell a total of nine communities and put the assets and businesses up for sale.  We have sold four of these communities: two in May 2008, one in January 2009, and one in January 2010.  We took the remaining five communities off the market and classified them as continuing operations for all periods presented.

On December 31, 2009, we purchased the real estate underlying a community that we operated under an operating lease and simultaneously sold it with an effective transaction date of January 1, 2010.  This community is accounted for as a discontinued operation for the three years ended December 31, 2009, 2008 and 2007.

In the fourth quarter of 2009, we determined that it is unlikely that we will sell the remaining five communities in the short term at prices that are acceptable to us due to current economic conditions and depressed real estate markets.  Therefore, we decided to cease marketing these communities for sale and therefore have included these communities in continuing operations effective December 31, 2009 and reclassified the assets from “Property held for sale” to “Property and equipment” at amounts equal to the lower of amortized cost or fair value.  We recast the Company’s 2008 and 2007 financial statements to present the operations of the two communities classified as discontinued operations in those years to continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

The following table shows the combined total revenues and net losses, which include impairment losses of $5.6 million in 2008 and $1.4 million in 2007, for these two communities that have been recast as continuing operations (in thousands):

	Year Ended December 31,
	2008	2007

Total revenue	$4,889	$4,926

Net loss	$(6,369)	$(2,240)

14.	Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Investment securities – trading	$2,208	$-	$-	$2,208
Investment securities – available-for-sale	2,041	-	-	2,041
Liabilities
Interest rate swap agreements	-	1,434	-	1,434

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

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider many factors specific to the asset or liability.

In the fourth quarter of 2008, we determined that the Company’s investment in securities available for sale was impaired and that the decline in fair value was other than temporary.  As a result, we recorded a loss of $1.7 million, which was based on the closing price of the stock on December 31, 2008 (Level 1 input), and is included in “Other, net” in the 2008 Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, short-term borrowings, accounts payable, and long-term debt.  The fair value of these financial instruments at December 31, 2009 and 2008, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,396,412	$1,383,632	$1,373,416	$1,332,370

We estimated the fair value of debt obligations for 2009 using discounted cash flows based on the Company’s assumed incremental borrowing rate of 8.0% for unsecured borrowings and 6.6% for secured borrowings.  For 2008, we used an assumed incremental borrowing rate of 8.0% for unsecured borrowings and 6.0% for secured borrowings.

Impairment of Long-Lived Assets

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Impairment
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses

Communities previously held for sale	$-	$-	$28,909	$5,684
Below-market rent intangible asset	-	-	-	1,234
Other long-lived assets	-	-	3,616	624
				$7,542

In 2009, 2008 and 2007, we recorded impairment losses of $7.5 million, $11.6 million and $4.8 million, respectively, related to communities and executive houses that were sold or previously held for sale (see Note 4 and Note 13).  Of these losses, $1.2 million, $1.4 million and $3.4 million are included in discontinued operations in the Consolidated Statement of Operations in 2009, 2008 and 2007, respectively.  We determined the fair value of these properties based on a weighted average of preliminary offers from prospective purchasers and the income capitalization approach (Level 3 input).  The fair value measurement is based on the value indicated by current market expectations regarding future estimated cash inflows and outflows and applying a capitalization rate to net operating income using a rate commensurate with the inherent risk associated with the assets and related estimated cash flow streams.  The significant unobservable inputs considered in our Level 3 valuations are the estimated future cash flows, which are affected by factors that include our ability to maintain or improve occupancy levels, increase average rates to a level that covers all operating expenses and maintains or improves operating income, and applied capitalization rates, which ranged from 8.5% to 10.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

The following table summarizes our impairment losses by category in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2009	2008	2007

Operating income (loss) from continuing operations	$6,308	$10,176	$1,399
Net other expense	-	1,742	-
Loss from discontinued operations	1,234	1,442	3,365
	$7,542	$13,360	$4,764

15.	Liquidity

As of December 31, 2009, the Company has a working capital deficit of $7.5 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes a $17.8 million deferred tax asset and, as part of current liabilities, $29.4 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for long-term debt of $5.5 million that matures in 2010 and $128.7 million that matures in 2011.

In 2009, 2008, and 2007, the Company reported net cash from operating activities in its Consolidated Statements of Cash Flows of $64.0 million, $62.5 million, and $47.4 million, respectively.  However, the cash flows have not always been sufficient to pay all of the Company’s long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In 2009 and 2008, we refinanced and extended the terms of a substantial amount of the Company’s existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019 (see Note 6).  Debt maturing in 2010 and 2011 amounts to $5.5 million and $128.7 million, respectively, which will need to be repaid or refinanced.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of December 31, 2009, the Company was in compliance with all lease and debt covenants.

We believe that the Company will be able to generate sufficient cash flows to support its operating activities and will have adequate sources of cash for all necessary investing and financing activities, including required debt service and capital expenditures, for at least the next twelve months.

16.	Quarterly Results (Unaudited)

	(In thousands, except per share data)

2009	Q1	Q2	Q3	Q4
Total operating revenue	$221,097	$222,227	$225,788	$229,620
Income from operations (a)	10,377	17,712	11,476	9,301
Other expense	(25,128)	(24,769)	(26,018)	(26,098)
Loss from continuing operations before income taxes	(14,751)	(7,057)	(14,542)	(16,797)
Provision for income taxes	(270)	(270)	(360)	564
Income (loss) from discontinued operations (b)	(74)	23	(1,319)	35
Net loss	(15,095)	(7,304)	(16,221)	(16,198)
Net loss attributable to the noncontrolling interest	214	229	232	268
Net loss attributable to Emeritus Corporation common shareholders	$(14,881)	$(7,075)	$(15,989)	$(15,930)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.38)	$(0.18)	$(0.38)	$(0.41)
Discontinued operations	-	-	(0.03)	-
	$(0.38)	$(0.18)	$(0.41)	$(0.41)

2008	Q1	Q2	Q3	Q4
Total operating revenue	$186,551	$187,633	$193,787	$204,472
Income (loss) from operations (c)	(3,142)	(3,518)	3,034	2,707
Other expense (d)	(22,261)	(21,225)	(25,387)	(32,084)
Loss from continuing operations before income taxes	(25,403)	(24,743)	(22,353)	(29,377)
Provision for income taxes	(210)	(270)	(270)	(270)
Loss from discontinued operations (e)	(355)	(221)	(453)	(1,014)
Net loss	(25,968)	(25,234)	(23,076)	(30,661)
Net loss attributable to the noncontrolling interest	–	–	–	188
Net loss attributable to Emeritus Corporation common shareholders	$(25,968)	$(25,234)	$(23,076)	$(30,473)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.66)	$(0.64)	$(0.58)	$(0.75)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
	$(0.67)	$(0.65)	$(0.59)	$(0.78)

The sum of quarterly per share data may not equal the per share total reported for the year.

(a) Includes impairment losses of $1.1 million, $624,000 and $4.6 million in Q1, Q3 and Q4, respectively.
(b) Includes an impairment loss of $1.2 million in the third quarter.
(c) Includes impairment losses of $4.4 million in the second quarter, $198,000 in the third quarter and $5.6 million in the fourth quarter.
(d) Includes an impairment loss of $1.7 million in the fourth quarter.
(e) Includes impairment losses of $455,000 in the third quarter and $1.1 million in the fourth quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued
December 31, 2009

17.	Subsequent Events

In January 2010, the Company entered into an agreement to lease eight communities from National Health Investors, Inc.  The term of the agreement is 15 years with two five-year renewal options available.  The initial annual base rent is $3.4 million with annual scheduled increases.  We are accounting for these leases as capital leases and therefore recorded a capital lease asset and obligation in the aggregate amount of $37.5 million plus closing costs.  Interest on the capital lease obligation accrues at an annualized rate of 7.1%.

In January 2010, the Company entered into a joint venture agreement with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”) and Columbia Pacific, pursuant to which the Company, Blackstone and Columbia Pacific formed a joint venture that will operate under the name of BRE/SW Portfolio LLC (the “Sunwest Joint Venture”).  The purpose of the Sunwest Joint Venture is to acquire approximately 134 communities currently operated by an Oregon limited liability company (“Sunwest”).

The Sunwest communities proposed to be acquired by the Sunwest Joint Venture pursuant to a purchase and sale agreement entered into on January 15, 2010 among the Sunwest Joint Venture and Sunwest (the "Sunwest Purchase Agreement") for approximately $1.15 billion, are similar in operating characteristics to the Company’s existing portfolio of senior living communities.  The Sunwest Joint Venture posted a $50.0 million purchase deposit in conjunction with the signing.  The purchase price includes cash, the assumption of secured debt, and the potential equity rollover of up to $25.0 million by the existing Sunwest investors.  The Sunwest Purchase Agreement is subject to a number of contingencies, including various bankruptcy court approvals and finalization of loan modifications with the secured creditors.  The bankruptcy court process also includes an open bidding process that will allow other qualified parties to bid on the portfolio.

As contemplated by the Sunwest Purchase Agreement, the Company anticipates entering into management agreements with the Sunwest Joint Venture to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.

While uncertainty remains concerning whether the Sunwest Joint Venture will be the successful bidder on these properties, we currently expect the acquisition to close in the second half of 2010.

Index to Exhibits
Exhibit
Number		Description		Footnote

3.1		Restated Articles of Incorporation of registrant as of September 14, 2009.		(42)
3.2		Amended and Restated Bylaws of registrant.		(42)
4.2		Form of Indenture for Debt Securities (Exhibit 4.1).		(27)
4.3		Form of Indenture for Subordinated Debt Securities (Exhibit 4.2).		(27)
4.4		Form of Indenture for Convertible Debt Securities (Exhibit 4.3).		(27)
4.5		Form of Indenture for Convertible Subordinated Debt Securities (Exhibit 4.4).		(27)
4.6		Form of Form of Debt Securities (Exhibit 4.5).		(27)
4.7		Form of Subordinated Debt Securities (Exhibit 4.6).		(27)
4.8		Form of Convertible Debt Securities (Exhibit 4.7).		(27)
4.9		Form of Convertible Subordinated Debt Securities (Exhibit 4.8).		(27)
10.1	*	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(9)
		(Appendix A).
10.2	*	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through		(36)
		June 15, 2005) (Appendix A).
10.3	*	2009 Employee Stock Purchase Plan (Appendix A).		(36)
10.4	*	2006 Equity Incentive Plan. (Exhibit to Definitive Proxy Statement)		(21)
		10.4.1	Form of Option Agreement for grants made pursuant to the 2006 Equity Incentive Plan.	(39)
10.5	*	Nonqualified Deferred Compensation Plan.		(44)
10.6	*	Noncompetition Agreements between Registrant and Executive Officers.
		10.6.1	Noncompetition Agreement dated September 29, 1995 between registrant and Daniel R. Baty	(1)
			(Exhibit 10.4.1).
		10.6.2	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant	(6)
			and Daniel R. Baty (Exhibits 10.1.1).
		10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R.	(1)
			Brandstrom (Exhibit 10.4.2).
		10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant	(6)
			and Raymond R. Brandstrom (Exhibit 10.1.2).
		10.6.5	Noncompetition Agreement dated April 10, 2009 between registrant	(41)
			and Granger Cobb.
		10.6.6	Noncompetition Agreement dated May 21, 2009 between registrant	(41)
			and Budgie Amparo.
		10.6.7	Noncompetition Agreement dated November 20, 2009 between registrant	(44)
			and Rob Bateman.
10.7	*	Executive Separations Agreements.
		10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr (Exhibit 10.15.1).	(25)
		10.7.2	Agreement and General Release between registrant and Gary Becker (Exhibit 10.15.2).	(25)
10.8		Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(2)
10.9	*	Executive Employment Agreements.
		10.9.1	Employment Agreement by and between Granger Cobb and Emeritus Corporation, dated	(31)
			August 31, 2007.
		10.9.2	Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr.,	(43)
			effective January 1, 2010 (EX-10.1).

10.20	Agreements with Saratoga Partners IV, L.P. and Affiliates.
	10.20.21	Shareholders Agreement dated as of December 30, 1999 among registrant, Daniel R. Baty,	(8)
		B.F., Limited Partnership and Saratoga Partners IV, L.P., Saratoga Management Company
		LLC and Saratoga Coinvestment IV LLC (Exhibit 4.3).
	10.20.22	Registration Rights Agreement dated as of December 30, 1999 among registrant and Saratoga	(8)
		Partners IV, L.P., Saratoga Management Company LLC and Saratoga Coinvestment IV LLC
		(Exhibit 4.4).
10.21	Amended and Restated Agreement of Limited Partnership of Cooper George Partners Limited		(7)
	Partnership dated June 29, 1998 among Columbia Pacific Master Fund ‘98 General Partnership,
	Emeritus Real Estate IV, LLC and Bella Tore De Pisa Limited Partnership (Exhibit 10.3.4).
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its	(26)
		shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1).
	10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant,	(26)
		certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
		(Exhibit 10.1).
	10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its	(26)
		shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2).
10.23	Documents Relating to Debt Financing with Health Care REIT, Inc. & Summerville Senior Living, Inc.
	10.23.1	Promissory Note for Senior Living Properties, LLC dated March 1, 2007 payable to Health	(32)
		Care REIT, Inc.
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living,
	Inc. for 23 communities.
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property	(32)
		Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior
		Living for 10 properties.
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities.	(32)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities.	(32)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities.	(32)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility	(32)
		and capital additions.
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities.	(32)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility.	(32)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities.	(32)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07.
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities	(32)
		from lease.

10.25	Documents related to Leases with HC REIT, Inc. and Summerville Senior Living for three communities.
	10.25.1	Amended and Restated Master Lease Agreement between HC Reit, Inc, HCRI Louisiana	(32)
		Properties and Senior Living Properties, LLC, (Summerville ) for 3 communities Kenner,
		Outlook Manor, and South Dayton dated March 1, 2007.
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living
	for six communities.
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries	(32)
		of Summerville Senior Living for 3 properties dated 10-2-06.
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens.	(32)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities.	(32)
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living
	for four Indiana communities.
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and	(33)
		Summerville Senior Living dated 10-01-04.
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04.	(33)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04.	(33)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06.	(33)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07.	(33)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04.	(33)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06.	(33)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07.	(33)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07.	(33)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04.	(33)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
	for four California communities.
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry	(33)
		Agam and Pacifica Manor, Inc.
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale,	(33)
		Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam	(33)
		and Pacifica Manor, Inc.
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam,	(33)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam	(33)
		and Pacifica Manor, Inc.
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam,	(33)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC	(33)

10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living
	for two California communities.
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville	(33)
		at COBBCO for Orange.
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville	(33)
		at COBBCO for Casa Whittier.
10.30	Documents related to Leases between Kading & Yellin Investments and Summerville
	for two communities.
	10.30.1	Sublease dated 9-1-05 along with Lease agreement and Amendment to Lease Agreement	(32)
		between Parkview Retirement Inc and Summerville at Clearwater.
	10.30.2	Sublease dated 9-1-05 along with Lease agreement and Amendment to Lease Agreement	(32)
		between Pines of Mandarin, Inc and Summerville at Mandarin.
10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC
	for two communities.
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for	(32)
		Villa Colima in California.
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for	(32)
		Regency Residence in Florida.
10.32	Documents related to Leases between Casa Glendale Partners and Summerville at COBBCO, Inc.
	for one community.
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services	(32)
		Corporation dated 4-1-91 for Casa Glendale community.
	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor	(32)
		interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services
		Management Corp and Summerville at COBBCO, Inc. dated 6-1-99.
10.33	Documents related to Leases between Sokol Enterprises and Grand Cypress Residential Care Corporation
	for two communities.
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation	(32)
		dated 7-1-96 for Tarzana Place.
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress	(32)
		Residential Care Corporation dated 8-2-96.
10.34	Documents related to Leases between Vintage Investors and Summerville (COBBCO)
	for one community
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for	(32)
		Villa del Rey Community.
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term	(32)
10.35	Documents related to Leases between Mission/Felson Partners, LP and Summerville (COBBCO)
	for one community.
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville	(32)
		(COBBCO) dated 7-3-97 for Landmark Villa.
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04.	(32)

10.36	Documents related to Leases between Dale E. Patterson and Summerville (COBBCO)
	for one community.
	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO)	(32)
		dated 10-1-97 for Garden Manor.
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07	(32)
10.37	Documents related to Leases between Cox, West, and Fischer and Summerville (COBBCO)
	for one community.
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO)	(32)
		dated 10-1-97 for Villa de Anza.
10.38	Documents related to Leases between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc
	for one community.
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc	(32)
		dated 4-21-98 for Potomac Community.
10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville
	at Harden Ranch for 1 community.
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and	(32)
		Summerville at Harden Ranch dated 3-31-04 for Harden Ranch.
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC,
	Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1
	LLC for 1 community.
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC,	(32)
		Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and
		Summerville 1 LLC dated 9-1-04 for Woodward Community.
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO
	for 1 community.
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and	(32)
		COBBCO for Creekside Lodge.
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities.
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living,	(32)
		LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton
		Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC
		dated 3-31-06.
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at	(32)
		Golden Pond.

	10.42.3	Third Amended and Restated Master Lease Agreement dated July 25, 2008 by Ventas Realty, LP	(39)
		and Ventas Framingham, LLC as landlord and Summerville 3,5,14,15,16,17,SW Assisted Living,
		Summerville at Mentor, Heritage Place, Atherton Court, Barrington Court, Roseville Gardens
		and Golden Pond LLC.
10.44	Documents related to Lease between Ventas Fairwood, LLC and Summerville for 1 community.
	10.44.1	Master Lease Agreement by Ventas Fairwood, LLC and Summerville at Fairwood Manor, LLC	(32)
		dated 1-31-05 for Fairwood Manor.
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community.
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated	(32)
		4-14-05 for Whitehall Estates.
10.51	Documents Relating to Debt Financing with Health Care Properties Investors, Inc. (1 Community).
	10.51.01	Loan Agreement dated January 26, 1996 between Heritage Hills Retirement, Inc., as borrower,	(1)
		and Health Care Properties Investors, Inc., as lender (Exhibit 10.23.5).
	10.51.02	Promissory Note of Heritage Hills Retirement, Inc dated as of January 26, 1996 payable to	(1)
		Health Care Properties, Inc. (Exhibit 10.23.4).
	10.51.03	Guaranty of registrant dated January 26, 1996 (Exhibit 10.23.6).	(1)
	10.51.04	Deed of Trust with Assignment of Rents, Security Agreement and Fixtures Filing dated	(1)
		January 26, 1996 among Heritage Hills Retirement, Inc., as grantor, Chicago Title Insurance
		Company, as trustee (Exhibit 10.23.7).
	10.51.05	Amendment to Deed of Trust dated April 25, 1996 among Heritage Hills Retirement, Inc., as	(4)
		grantor, Chicago Title Insurance Company, as trustee, and Health Care Properties, Inc.,
		as beneficiary (Exhibit 10.21.12).
	10.51.06	Amendment to Loan Documents dated July 30, 2004 between Heritage Hills Retirement, Inc.,	(14)
		as grantor, registrant, as guarantor, and Health Care Properties, Inc., as beneficiary
		(Exhibit 10.82.3).
	10.51.07	Amended and Restated Secured Promissory Note of Heritage Hills Retirement, Inc. dated	(14)
		June 30, 2004 payable to Health Care Properties, Inc. (Exhibit 10.82.4).
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post	(5)
		Partnership (Exhibit 10.3).
	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and	(5)
		Painted Post Partnership (Exhibit 10.4).
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted	(3)
		Post Partners, as operator (Exhibit 10.4.2).
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between	(5)
		registrant and Painted Post Partners (Exhibit 10.1).
10.53	Agreement to Provide Management Services to an Independent and Assisted Living Facility dated		(7)
	June 30, 1998 between ESC II, LP, as owner, and ESC III, LP, as manager (Exhibit 10.4.3).

10.54	Documents Relating to Leases and Loan with Health Care REIT, Inc. (3 Communities).
	10.54.01	One Lease dated February 26, 1996 between Health Care REIT, Inc. and related entities, as	(4)
		lessors, and registrant, as lessee (Exhibits 10.58.1 and 10.58.2).
	10.54.03	One Second Amendment to Lease dated June 30, 2003 between Health Care REIT, Inc. a	(11)
		and related entities, as amended (Exhibits 10.29.15 Cold Springs).
10.55	Documents Relating to Leases of with Health Care REIT, Inc. and Loan from Healthcare Realty Trust
	Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health	(10)
		Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant
		(Exhibit 10.53.14).
	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005	(18)
		between Health Care REIT, Inc., and related entities, collectively as landlord, and the
		registrant, as tenant (Exhibit 10.53.23).
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare	(16)
		Realty Trust Incorporated and registrant (Exhibit 10.1).
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal	(16)
		amount of $21,426,000 payable to Healthcare Realty Trust Incorporated (Exhibit 10.2).
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare	(16)
		Realty Trust Incorporated (Exhibit 10.4).
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated,	(16)
		Health Care REIT, Inc. and registrant (Exhibit 10.3).
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and	(11)
		Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as
		trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as
		beneficiary (Exhibit 10.53.16).
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(30)
		Corporation, Purchase of Park Club of Fort Meyers.
	10.55.09	Second Amendment to Amended and Restated Master Lease Agreement dated June 30, 2008	(37)
		between Health Care REIT, Inc and related entities, collectively as landlord and Emeritus
		Corporation, as Tenant.
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc.	(11)
		subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee
		(Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6).
	10.56.10	Master Lease Agreement (Master Lease #3) dated June 10, 2009 by and among Health Care	(44)
		Realty, Inc., and certain of its subsidiaries, and Emeritus Corporation.
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors
	(24 Communities) Dated 2007.
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among	(24)
		registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller,
		and Fretus Investors LLC, as company (Exhibit 10.72.2).

	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability	(24)
		companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender
		(Exhibit 10.72.3).
	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of	(24)
		$132 million payable to Capmark Bank (Exhibit 10.72.5).
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008 among 23	(37)
		limited liability companies and limited partnerships, collectively as borrower, and Capmark
		Bank, as lender.
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008 in the	(37)
		principal amount of $16.8 million payable to Capmark Bank.
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated	(37)
		April 25, 2008 among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors
		Chandler LLC. Representative example of 18 communities which in total equal $129 million.
	10.57.10	Multifamily Note dated April 25, 2008 between Fretus Investors Chandler LLC and	(37)
		Capmark Bank. Representative example of 18 communities which in total equal $129 million.
	10.57.11	Second Amendment to Loan Agreement (Amended and Restated) dated December 31, 2008	(40)
		by and among Fretus Investors El Paso LP, as borrower, and Capmark Bank, as lender.
	10.57.12	The First Amendment to Promissory Note (Amended and Restated) of borrower dated	(40)
		December 31, 2008 in the principal amount of $16.8 million payable to Capmark Bank.
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and		(13)
	ESC –Silverdale,LLC, as lessee (1 Community) (Exhibit 10.76.1).
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities).
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS	(12)
		Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc.,
		as purchaser, relating to the purchase of three assisted living communities (Exhibit 10.77.4).
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April	(37)
		30, 2008 between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $5.31 million.
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April	(37)
		30, 2008 between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April	(37)
		30, 2008 between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.31 million	(37)
		between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc.
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $14.475 million	(37)
		between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc

	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.586 million	(37)
		between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc.
	10.59.11	Loan Agreement dated April 25, 2008 by and between Emerikeyt Fairways of Augusta LLC	(37)
		and Keybank National Association for $4,087,500.
	10.59.12	Loan Agreement dated April 25, 2008 by and between Emerikeyt Lo of Broadmoor LLC	(37)
		and Keybank National Association for $9,250,000.
	10.59.13	Promissory Note dated April 25, 2008 Emerikeyt Fairways of Augusta LLC payable to	(37)
		Keybank National Association for principal amount of $4,087,500.
	10.59.14	Promissory Note dated April 25, 2008 Emerikeyt Lo of Broadmoor LLC payable to	(37)
		Keybank National Association for principal amount of $9,250,000.
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and	(15)
		related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living
		communities (Exhibit 10.83.1).
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty	(15)
		in favor of Health Care REIT, Inc. and related entities (Exhibit 10.83.2).
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash	(15)
		flow sharing (Exhibit 10.83.3).
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC,	(17)
		as lessor, and registrant, as lessee, relating to one assisted living community
		(Exhibit 10.83.6).
	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as	(19)
		lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.7).
	10.61.06	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(30)
		Corporation, Purchase of Pavilion at Crossing Point, Orlando FL.
	10.61.07	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(30)
		Corporation, Purchase of Springtree, Sunrise, FL.
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation (4 Communities).
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser,	(20)
		and three entities, as sellers (Exhibits 10.86.1, 10.86.2 and 10.86.3).
	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC,	(23)
		as seller, and ESC-Arbor Place, LLC, as purchaser (Exhibit 10.87.2).
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and	(22)
		General Electric Capital Corporation and other financial institutions, collectively as lender,
		relating to one assisted living community (Exhibit 10.87.1).
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of	(29)
		$8,000,000 payable to General Electric Capital Corporation.
	10.62.07	Second Amendment to Loan Agreement dated December 31, 2008 between ESC Arbor Place,	(40)
		LLC, as borrower, and General Electric Capital Corporation as lender,
10.63	Documents Relating to Joint Venture with Blackstone Group (22 BREA Communities).
	10.63.01	Amended and Restated Limited Liability Company Agreement of BREA Emeritus, LLC dated	(24)
		December 1, 2006 between registrant and BREA 806 LLC (Exhibit 10.100.1).

	10.63.02	Purchase and Sale Agreement dated October 2006 between PITA General Corporation, AHC	(24)
		Tenant, Inc. and related entities, collectively as seller, and BREA Emeritus, LLC, as buyer
		(Exhibit 10.100.2).
	10.63.03	Amended and Restated Credit Agreement dated December 11, 2006 among BREA Emeritus,	(24)
		LLC and related entities, collectively as borrowers, various financial institutions named
		therein, collectively as lenders, and General Electric Capital Corporation and related entities,
		as agents for the financial institutions (Exhibit 10.100.3).
	10.63.04	Representative Management Agreement dated December 1, 2006 among entities related to	(24)
		BREA Emeritus, LLC, as owner and licensee, and registrant, as manager (Exhibit 10.100.4).
10.64	Documents Relating to the Purchase of Communities from Healthcare Realty Trust, Inc.
	(12 Communities) Dated 2007.
	10.64.01	Agreement of Sale and Purchase dated March 7, 2007 between Healthcare Realty Trust, Inc.	(25)
		and related entities, as sellers, and a subsidiary of registrant (Exhibit 10.12.1).
	10.64.02	Loan Agreement dated March 15, 2007 between subsidiary entities of registrant, as	(25)
		borrowers, and Capmark Bank, as lender, relating to a loan of $88 million. (Exhibit 10.12.2)
	10.64.03	Promissory Note dated March 15, 2007 in the principal amount of $88 million payable to	(25)
		Capmark Bank (Exhibit 10.12.4).
	10.64.06	Assignment and Assumption of Loan and Loan Documents dated March 15, 2007 between	(25)
		Healthcare Realty Trust Inc. and Columbia Pacific Opportunity Fund, LP. (Exhibit 10.12.6).
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc.
	(9 Communities) Dated 2007.
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between	(25)
		Health Care Properties Investors Trust, as seller, and registrant, as buyer (Exhibit 10.14.1).
	10.65.2	Loan Agreement dated March 26, 2007 between certain subsidiaries of registrant, as	(25)
		borrowers, and Capmark Bank, as lender (Exhibit 10.14.2).
	10.65.21	First Amendment to Loan Agreement dated June 30, 2009 between certain subsidiaries of	(42)
		registrant, as borrowers, and Capmark Bank, as lender for the principal amount of $23.6 million.
	10.65.22	Second Amendment to Loan Agreement dated June 30, 2009 between certain subsidiaries of	(42)
		registrant, as borrowers, and Capmark Bank, as lender for the principal amount of $23.6 million.
	10.65.3	Promissory Note of Emeri-Sky dated March 26, 2007 in the principal amount of $13.12 million	(25)
		payable to Capmark Bank (Exhibit 10.14.3).
	10.65.31	First Amendment to Promissory Note of Emeri-Sky dated June 30, 2009.	(42)
		in the principal amount of $13.12 million payable to Capmark Bank.
	10.65.4	Promissory Note of Emeriville SC LLC dated March 26, 2007 in the principal amount of $6	(25)
		million payable to Capmark Bank (Exhibit 10.14.4).
	10.65.41	First Amendment to Promissory Note of Emeriville SC LLC dated June 30, 2009	(42)
		in the principal amount of $6 million payable to Capmark Bank.
	10.65.5	Promissory Note of Emeripark SC LLC dated March 26, 2007 in the principal amount of $4.48	(25)
		million payable to Capmark Bank (Exhibit 10.14.5).
	10.65.51	First Amendment Promissory Note of Emeripark SC LLC dated June 30, 2009	(42)
		in the principal amount of $4.48 million payable to Capmark Bank.

10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number
	Four , LLC (9 Communities) Dated 2007.
	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number	(28)
		One thru Number Four , LLC, and Emeritus Corporation.
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement	(32)
		dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage
		Capital, Inc. Agreement represents an example of three communities agreements.
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse,	(32)
		LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of
		three communities agreements.
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement	(32)
		dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc.
		Agreement represents an example of three communities agreements.
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(32)
		August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc.
		represents an example of three communities agreements.
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC,	(32)
		and Red Mortgage Capital, Inc. Agreement represents an example of six communities.
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	(40 Communities) Dated 2007.
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust,	(30)
		Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of
		Florida, LLC, and Emeritus Corporation.
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between	(32)
		HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding
		LP and Emeritus Corporation.
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(32)
		Corporation as Buyer (Boise, ID).
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(32)
		Corporation as Buyer (Cedar Rapids).
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(32)
		Corporation as Buyer (Escondido Ca, Puyallup, WA).
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings	(32)
		(EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown,
		Lewiston, & Stockton).
	10.67.07	Purchase and Sale Agreement dated July 31, 2007 by and between HCP AL of Florida, LLC. and	(32)
		Emeritus Corporation as Buyer (Venice, Lakeland & New Port Richey).
	10.67.08	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(32)
		Corporation as Buyer (Phoenix).

	10.67.09	Loan Agreement dated August 15, 2007 by and among the 4 Delaware LLC or LP and Capmark	(32)
		Bank (Everett, Phoenix, San Antonio, Walla Walla), Loan 1.
	10.67.10	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $26.2	(32)
		million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San Antonio AO LP,
		and Walla Walla).
	10.67.11	Loan Agreement dated August 15, 2007 by and among the 8 Delaware LLC or LP and Capmark	(32)
		Bank. (New Port Richey, Venice, Dover, Altomonte, Stockton, Cambria, El Paso, Dallas), Loan 2.
	10.67.12	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $49.8	(32)
		million payable to Capmark Bank, (Emerichip New Port Richey, Venice, Dover, Altomonte,
		Stockton, Cambria, El Paso, Dallas and Walla Walla).
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(32)
		August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates).
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between	(32)
		Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates).
	10.67.15	First Amendment to Promissory note of 4 Delaware LLC dated December 31, 2008 in principal amount of $26.2	(40)
		million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San Antonio AO LP,
		and Walla Walla).
	10.67.16	First Amendment to Promissory note of 4 Delaware LLC dated December 31, 2008 in principal	(40)
		amount of $42.2 million payable to Capmark Bank, (Emerichip New Port Richey, Venice,
		Altomonte, Stockton, Cambria, El Paso, and Dallas).
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc.
	(3 Communities) Dated 2007.
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise,	(32)
		subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender.
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal	(32)
		amount of $19.6 million payable to General Electric Capital Corporation.
10.69	Documents Relating to the Credit Agreement with Wells Fargo Bank, National Association Dated 2008.
	10.69.01	Credit Agreement dated January 17, 2008 and entered into effective February 8, 2008 by and	(34)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
	10.69.03	First Amendment to Credit Agreement dated February 16, 2009 by and	(40)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
	10.69.04	Revolving Line of Credit Promissory Note dated June 30, 2009 in the principal	(41)
		amount of $25 million payable to Wells Fargo Bank, National Association.
	10.69.05	Second Amendment to Credit Agreement dated March 4, 2009 by and	(41)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
	10.69.06	Third Amendment to Credit Agreement dated March 4, 2009 by and	(41)
		between Emeritus Corporation and Wells Fargo Bank, National Association.

10.70	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities) Dated 2008.
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties,	(35)
		Inc. (NHP) and its affiliated signatories and Emeritus Corporation.
	10.70.02	First Amendment to Purchase Sale Agreement dated March 25, 2008 by and among Nationwide	(36)
		Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.
	10.70.03	Master Credit Facility Agreement dated April 1, 2008 by and among Borrowers signatory hereto	(36)
		and Capmark Finance, Inc.
	10.70.04	Master Promissory Note dated April 1, 2008 in the principal amount of $241,889,868. payable to	(36)
		Capmark Bank.
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008 in the principal	(36)
		amount of $30 million payable to Nationwide Health Properties, Inc.
	10.70.06	Promissory Note of Emeritus Corporation dated April 1, 2008 in the principal	(37)
		amount of $8 million payable to Capmark Bank.
	10.70.07	First Amendment to the Promissory Note of Emeritus Corporation dated May 1, 2009	(41)
		in the principal amount of $8 million payable to Capmark Bank (for PHNTUS LO Joliet SCU LLC).
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc.
	(29 Communities) Dated 2008.
	10.71.01	Asset Purchase Agreement dated June 9,2008 by Emeritus Corporation and Health Care REIT,	(37)
		Inc. together with the affiliates of HCN.
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008 by and between	(37)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement Effective	(37)
		June 30, 2008 between Emeritol Woods at Eddy Pond LLC and KeyCorp Real Estate Capital
		Markets, Inc. a representative example of 18 communities which in total equal $163.2 million.
	10.71.04	Freddie Mac Multifamily Note Effective June 30, 2008, EMERITOL WOODS AT EDDY	(37)
		POND LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL
		MARKETS, INC. a representative example of 18 communities which in total equal $163.2 million.
	10.71.05	Promissory Note Dated June 30, 2008 in the principal amount of $50.0 million payable to	(37)
		Health Care Reit, Inc.
	10.71.06	Second Amendment to the Asset Purchase Agreement dated October 16, 2008 by and between	(39)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.07	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(39)
		Filing Effective October, 2008 by Emeritol Eastman Estates LLC to Rebecca S. Conrad, ESQ
		for the benefit of KeyCorp Real Estate Capital Markets, Inc. a representative example of 5
		communities which in total equal $29 million.

10.71.08	Freddie Mac Multifamily Note Effective October 16, 2008, Emeritol Eastman Estates LLC	(39)
	promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.a representative example
	of 5 communities which in total equal $29 million.
10.71.09	Loan Agreement dated October 17, 2008 by and between Emeritol Dowlen Oaks LLC, Saddleridge	(39)
	Lodge LLC, Seville Estates LLC as borrowers and Keybank National Association as Lender
	for $17.595 million.
10.71.10	Loan Agreement dated October 17, 2008 by and between Emeritol Stonecreek Lodge LLC,	(39)
	Meadowbrook LLC, as borrowers and Keybank National Association as Lender for $9.8 million.
10.71.11	LLC Agreement of Batus, LLC a Delaware LLC Effective October 15, 2008.	(39)
10.71.12	Guaranty dated October 17, 2008 given by Emeritus Corporation to and for the Benefit of Keybank	(39)
	for $17.6 million loan.
10.71.13	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(44)
	Filing Effective November 12, 2009 by Emeritol Saddleridge Lodge LLC to Rebecca S. Conrad,
	ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $6.442 million.
10.71.14	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Saddleridge Lodge LLC	(44)
	jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
	the principal sum $6.442 million.
10.71.15	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(44)
	Filing Effective November 12, 2009 by Emeritol Seville Estates LLC to Rebecca S. Conrad,
	ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $2.158 million.
10.71.16	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Seville Estates LLC	(44)
	jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
	the principal sum $2.158 million.
10.71.17	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, and Security Agreement	(44)
	Effective November 12, 2009 by Emeritol Meadowbrook LLC to Chicago Title Insurance,
	for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $3.731 million.
10.71.18	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Meadowbrook LLC	(44)
	jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
	the principal sum $3.731 million.
10.71.19	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Dowlen Oaks LLC,	(44)
	as borrower, Keybank National Association as Lender, Emeritus Corporation and Daniel R. Baty
	jointly and severally as Guarantor for $6.96 million.
10.71.20	Amended and Restated Promissory Note of Emeritol Dowlen Oaks LLC dated November 12, 2009	(44)
	Promises to pay Keybank National Association the principal amount of $6.96 million.

	10.71.21	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Stonecreek	(44)
		Lodge LLC as borrower, Keybank National Association as Lender, and Emeritus Corporation
		as Guarantor for the principal amount of $7.2075 million.
	10.71.22	Amended and Restated Promissory Note of Emeritol Stonecreek Lodge LLC dated November 12,	(44)
		2009 promises to pay Keybank National Association the principal amount of $7.2075 million.
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP.
	(5 Communities) Dated 2008.
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(38)
		Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence.
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(38)
		Corporation for the property commonly referred to as Golden Pond Assisted Living.
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(38)
		Corporation for the property commonly referred to as Summerville at Brighton.
	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(38)
		Corporation for the property commonly referred to as Summerville at Lake Mary.
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(38)
		Corporation for the property commonly referred to as Summerville at Mentor.
	10.72.06	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture	(39)
		Filing Effective December 19, 2008 by Emerivent Atherton Court Inc to First American Title
		Insurance Company for the benefit of Capmark Bank.
	10.72.07	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(39)
		December 19, 2008 between Emerivent Mentor LLC and Capmark Bank.
	10.72.08	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(39)
		December 19, 2008 between Emerivent Lake Mary LLC and Capmark Bank.
	10.72.09	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Atherton Court jointly	(39)
		and severally promises to pay $5.351 million to Capmark Bank.
	10.72.10	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Mentor jointly	(39)
		and severally promises to pay $15.4 million to Capmark Bank.
	10.72.11	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Lake Mary jointly	(39)
		and severally promises to pay $5.17 million to Capmark Bank.
	10.72.12	Loan Agreement by and among Emerivent Bradenton, Emerivent Brighton and Capmark	(39)
		dated December 19, 2008 for $19.7 million.
	10.72.13	Promissory Note of Emerivent Bradenton LLC dated December 19, 2008 in the principal	(39)
		amount of $5.1 million payable to Capmark Bank.

	10.72.14	Promissory Note of Emerivent Brighton LLC dated December 19, 2008 in the principal	(39)
		amount of $14.6 million payable to Capmark Bank.
	10.72.15	Loan Agreement by and among Emeritus Corporation, Summerville Senior Living, SW	(39)
		Assisted Living, Summerville at Heritage Place, Barrington Court, Roseville Gardens,
		Summerville 5,14,15,16,17and Ventas Realty dated December 19, 2008 for $10 million.
	10.72.16	Promissory Note of Emeritus Corporation dated December 19, 2008 in the principal	(39)
		amount of $10 million payable to Ventas Realty, LP.
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP").
	(11 Communities) Dated 2008.
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP	(38)
		(collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.02	First Amendment to Master Lease and Security Agreement dated October 20, 2008 between	(39)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.03	Second Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(39)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.04	Third Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(40)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
10.74	Documents Relating to the Lease of Communities from BV Holding-LTC, Inc.
	(12 Communities) Dated 2008.
	10.74.01	Master Lease agreement dated November 18, 2008 between BV Holding_LTC, Inc.	(39)
		and Emeritus Corporation (2 communities).
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc.
	Dated 2008.
	10.75.01	Second Amendment to Loan Agreement dated March 3, 2008 between with NHP	(40)
		and Emeritus Corporation (2 communities).
	10.75.02	Third Amendment to Loan Agreement dated October 22, 2008 between NHP	(40)
		and Emeritus Corporation.
10.76	Documents Relating to Debt Financing with Capmark Bank (7 communities)
	Dated 2008.
	10.76.01	Freddie Mac Multifamily Mortgage, Security, Assignment of Rents and Security Agreement	(40)
		dated December 30, 2008 between EMERICHIP Dover, LLC and Capmark Bank.
		Representative example of 7 communities which in total equal $36.3 million.
10.77	Documents Relating to the Lease of Communities with National Health Investors (8 communities)
	Dated 2009.
	10.77.01	Master Lease dated October 13, 2009 between National Health Investors, Inc. and Emeritus	(44)
		Corporation ( 8 Communities).
	10.77.02	First Amendment to Master Lease dated December 1 2009 by and between Emeritus Corporation	(44)
		and National Health Investors, Inc. (8 Communities).
10.79	Documents Relating to the Purchse of Trace Pointe (1 Community) Dated 2009.
	10.79.01	Purchase and Sale Agreement Dated September 29, 2009 between Emeritus Corporation as	(44)
		Buyer and Clinton Assisted Living LLC as Seller.
	10.79.02	Fannie Mae Multifamily Note Dated October 1, 2009, Emeritrace LLC jointly and severally	(44)
		promises to pay $12.150 million to Capmark Bank.
	10.79.03	Promissory Note Dated October 1, 2009, Emeritus Corporation Promises to pay $1.950 million	(44)
		To B.F. Limited Partnership LP.

21.1	Subsidiaries of the registrant		(44)
23.1	Consent of Independent Registered Public Accounting Firm		(44)
31.1	Certification of Periodic Reports.
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(44)
		Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated March 15, 2010.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(44)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 15, 2010.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(44)
		Sarbanes-Oxley Act of 2002 for Robert Bateman dated March 15, 2010.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(44)
		Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated March 15, 2010.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(44)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 15, 2010.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(44)
		Sarbanes-Oxley Act of 2002 for Robert Bateman dated March 15, 2010.
*	indicates a management contract or compensatory plan or arrangement.
(1)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 29, 1996 and incorporated herein by reference. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports, and its proxy statements, are filed with the SEC under File No. 1-14012.)
(2)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 14, 1996 and incorporated herein by reference.
(3)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 1996 and incorporated herein by reference.
(4)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 31, 1997 and incorporated herein by reference.
(5)	Filed as the indicated Exhibit to Amendment No. 2 to Registration Statement on Form S-3 filed on August 14,
1997 and incorporated herein by reference (SEC File No. 333-20805).
(6)	Filed as the indicated Exhibit to Amendment No. 3 to Registration Statement on Form S-3 filed on October 29,
1997 and incorporated herein by reference (SEC File No. 333-20805).
(7)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 14, 1998 and incorporated herein by reference.
(8)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2000 and incorporated herein by reference.
(9)	Filed as the indicated appendix to Definitive Proxy Statement filed on August 3, 2000 and incorporated herein by reference.
(10)	Filed as the indicated Exhibit to Form 8-K filed on October 14, 2003 and incorporated herein by reference.
(11)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 7, 2003 and incorporated herein by reference.
(12)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2004 and incorporated herein by reference.
(13)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 30, 2004 and incorporated herein by reference.
(14)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 13, 2004 and incorporated herein by reference.
(15)	Filed as the indicated Exhibit to Form 8-K filed on October 5, 2004 and incorporated herein by reference.
(16)	Filed as the indicated Exhibit to Form 8-K filed on March 9, 2005 and incorporated herein by reference.

(17)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 13, 2005 and incorporated herein by reference.
(18)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference.
(19)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(20)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.
(21)	Filed as the indicated exhibit to Definitive Proxy Statement filed on May 1, 2006 and incorporated herein by reference.
(22)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2006 and incorporated herein by reference.
(23)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference.
(24)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
(25)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 10, 2007.
(26)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2007 and incorporated herein by reference.
(27)	Filed as the indicated Exhibit to Registration Statement of Form S-3 filed April 2, 2007 and incorporated herein by reference (SEC File No. 333-141801).
(28)	Filed as the indicated Exhibit to Form 8-K filed on June 13, 2007 and incorporated herein by reference.
(29)	Filed as the indicated Exhibit to Registration Statement of Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference (SEC File No. 333-141801).
(30)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(31)	Filed as the indicated Exhibit to Form 8-K filed on September 4, 2007 and incorporated herein by reference.
(32)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2007.
(33)	Filed as the indicated Exhibit to Registration Statement of Form S-3 filed December 31, 2007 and incorporated herein by reference (SEC File No. 333-148400).
(34)	Filed as the indicated Exhibit to Form 8-K filed on February 13, 2008 and incorporated herein by reference.
(35)	Filed as the indicated Exhibit to Form 8-K filed on February 12, 2008 and incorporated herein by reference.
(36)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 09, 2008.
(37)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 08, 2008.
(38)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 10, 2008.
(39)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference.
(40)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2009.
(41)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 6, 2009.
(42)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2009.
(43)	Filed as the indicated Exhibit to Form 8-K filed on January 11, 2009 and incorporated herein by reference.
(44)	Filed herewith.