Form 10-Q
period 2010-03-31
EMERITUS CORP\WA\
filed 2010-05-03
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2010

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

As of April 26, 2010, there were 39,289,951 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

ASSETS
	March 31,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$51,401	$46,070
Short-term investments	2,275	2,208
Trade accounts receivable, net of allowance of $1,123 and $1,009	10,916	10,861
Other receivables	8,313	7,251
Tax, insurance, and maintenance escrows	21,835	23,565
Prepaid workers' compensation	21,767	21,397
Other prepaid expenses and current assets	27,680	27,790
Total current assets	144,187	139,142
Long-term investments	3,999	4,132
Property and equipment, net of accumulated depreciation of $241,937 and $222,518	1,747,701	1,716,472
Restricted deposits	14,829	14,349
Lease acquisition costs, net of accumulated amortization of $2,005 and $1,889	3,971	3,805
Goodwill	74,674	74,755
Other intangible assets, net of accumulated amortization of $32,185 and $28,883	113,701	116,418
Other assets, net	21,385	20,867
Total assets	$2,124,447	$2,089,940

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$37,216	$21,324
Current portion of capital lease and financing obligations	12,487	11,144
Trade accounts payable	4,454	5,928
Accrued employee compensation and benefits	42,588	37,624
Accrued interest	8,002	8,013
Accrued real estate taxes	7,949	10,715
Accrued professional and general liability	9,590	8,445
Accrued income taxes	737	542
Other accrued expenses	13,435	13,491
Deferred revenue	11,652	10,729
Unearned rental income	18,370	18,669
Total current liabilities	166,480	146,624
Long-term debt obligations, less current portion	1,356,483	1,375,088
Capital lease and financing obligations, less current portion	207,578	165,372
Deferred gain on sale of communities	6,806	7,111
Deferred rent	38,731	34,659
Other long-term liabilities	42,139	42,188
Total liabilities	1,818,217	1,771,042
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued	-	-
Common stock, $.0001 par value. Authorized 100,000,000 shares, issued and outstanding
39,289,951 and 39,274,590 shares	4	4
Additional paid-in capital	727,291	725,652
Accumulated other comprehensive income	902	807
Accumulated deficit	(428,592)	(414,381)
Total Emeritus Corporation shareholders' equity	299,605	312,082
Noncontrolling interest-related party	6,625	6,816
Total shareholders' equity	306,230	318,898
Total liabilities, shareholders' equity, and noncontrolling interest	$2,124,447	$2,089,940

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Community revenue	$232,873	$219,631
Management fees	1,331	1,467
Total operating revenues	234,204	221,098

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases expense shown separately below)	155,022	143,898
General and administrative	17,204	14,993
Impairments on long-lived assets	-	1,096
Depreciation and amortization	20,446	21,665
Community leases	29,038	29,069
Total operating expenses	221,710	210,721
Operating income from continuing operations	12,494	10,377

Other income (expense):
Interest income	112	138
Interest expense	(27,041)	(26,192)
Change in fair value of interest rate swaps	(54)	90
Equity earnings for unconsolidated joint ventures	149	624
Other, net	478	212
Net other expense	(26,356)	(25,128)

Loss from continuing operations before income taxes	(13,862)	(14,751)
Provision for income taxes	(319)	(270)
Loss from continuing operations	(14,181)	(15,021)
Loss from discontinued operations	(221)	(74)
Net loss	(14,402)	(15,095)
Net loss attributable to the noncontrolling interest	191	214
Net loss attributable to Emeritus Corporation common shareholders	$(14,211)	$(14,881)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.35)	$(0.38)
Discontinued operations	(0.01)	(0.00)
	$(0.36)	$(0.38)

Weighted average common shares outstanding; basic and diluted	39,279	39,117

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,402)	$(15,095)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	20,446	21,665
Amortization of above/below market rents	2,174	2,487
Amortization of deferred gains	(305)	(74)
Loss on sale of assets	230	-
Impairment of long-lived assets	-	1,063
Amortization of loan fees	752	775
Allowance for doubtful receivables	1,062	732
Equity investment earnings	(149)	(624)
Stock based compensation	1,436	947
Change in fair value of interest rate swaps	54	(90)
Other	(25)	143
Changes in operating assets and liabilities
Deferred rent	3,591	4,986
Deferred revenue	1,009	72
Change in other operating assets and liabilities	1,504	4,203
Net cash provided by operating activities	17,377	21,190
Cash flows from investing activities:
Acquisition of property and equipment	(5,253)	(6,135)
Other investments	(806)	-
Sale of property and equipment	-	2,677
Lease and contract acquisition costs	(282)	(153)
Payments (to) from affiliates and other managed communities, net	(193)	109
Distributions from unconsolidated joint ventures/other	379	548
Net cash used in investing activities	(6,155)	(2,954)
Cash flows from financing activities:
Proceeds from sale of stock	203	168
Increase in restricted deposits	(484)	(246)
Debt issuance and other financing costs	(23)	(133)
Proceeds from long-term borrowings and financings	-	938
Repayment of long-term borrowings and financings	(2,713)	(1,228)
Repayment of capital lease and financing obligations	(2,874)	(2,234)
Net cash used in financing activities	(5,891)	(2,735)
Net increase in cash and cash equivalents	5,331	15,501
Cash and cash equivalents at the beginning of the period	46,070	27,254
Cash and cash equivalents at the end of the period	$51,401	$42,755

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,275	$24,240
Cash paid during the period for income taxes	84	93
Cash received during the period for income tax refunds	10	82
Non-cash financing and investing activities:
Capital lease and financing obligations	37,574	190
Unrealized gain (loss) on investment in marketable equity securities	95	(214)
Purchase and sale-leaseback transaction:
Increase in property and equipment	8,250	-
Increase in intangible assets	600	-
Financing lease obligation	(8,850)	-

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
				Accumulated
	Common stock		Additional	other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances at December 31, 2009	39,274,590	$4	$725,652	$807	$(414,381)	$6,816	$318,898
Issuances of shares under Employee Stock Purchase Plan	9,886	–	160	–	–	–	160
Options exercised	5,475	–	43	–	–	–	43
Stock option compensation expense	–	–	1,436	–	–	–	1,436
Components of comprehensive loss:
Net loss	–	–	–	–	(14,211)	(191)	(14,402)
Unrealized gain on marketable securities	–	–	–	95	–	–	95
Comprehensive loss	–	–	–	–	–	–	(14,307)
Balances at March 31, 2010	39,289,951	$4	$727,291	$902	$(428,592)	$6,625	$306,230

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1.	Description of Business

Emeritus Corporation (“Emeritus” or the “Company”) is an assisted living, Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  Through these communities, Emeritus management (“we”, “our” or “us”) provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of March 31, 2010, the Company owned 167 communities and leased 113 communities.  These 280 communities comprise the communities included in the consolidated financial statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of March 31, 2010, we managed 36 communities, of which 24 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of 5% to 6% of gross revenues.

Emeritus has one operating segment, which is assisted living and related services.

2.	Summary of Significant Accounting Policies and Use of Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to resident move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets and goodwill, income taxes, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model, and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  We record revisions to such estimates to income in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010.

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of March 31, 2010 and for all periods presented.  Except as otherwise disclosed in these Notes, such adjustments are of a normal, recurring nature.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results that may be achieved for the full year ending December 31, 2010.  We presume that those reading this interim financial information have read or have access to the 2009 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

Reclassifications and Revisions

We recast the 2009 financial information so that the basis of presentation is consistent with that of the 2010 financial information.  Specifically, in the fourth quarter of 2009, the Company’s Board of Directors approved the sale of one community and, as a result, we reclassified the results of operations for this community to discontinued operations for all periods presented.  Additionally, during the fourth quarter of 2009, we took five communities classified as held for sale (with net assets totaling $28.9 million) off the market and reclassified them as held and used in property and equipment.  As a result, we reclassified the results of operations for these communities from discontinued operations to continuing operations for all periods presented.

3.	Stock-Based Compensation

We have three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on fair value for all stock-based awards, which amounted to approximately $1.4 million and $947,000 for the three months ended March 31, 2010 and 2009, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the three months ended March 31, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	$(000)
Outstanding at beginning of period	3,320,976	$16.52	$-
Granted	8,500	$19.91	$-
Exercised	(5,475)	$7.67	$63
Forfeited/expired	(30,475)	$14.57	$-
Outstanding at end of period	3,293,526	$16.57	$19,464

Options exercisable	1,494,368	$16.34	$9,965

Weighted-average fair value of options granted		$10.58

Options exercisable in the money	894,351		$9,965
Options exercisable out of the money	600,017		$-

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the condensed consolidated financial statements included in this Form 10-Q.

2010 National Health Investors, Inc. Lease

In January 2010, the Company entered into an agreement to lease eight communities from National Health Investors, Inc.  The communities are comprised of 336 units.  The term of the agreement is 15 years with two five-year renewal options available.  The initial annual base rent is $3.4 million with annual scheduled increases.  We are accounting for these leases as capital leases and therefore recorded a capital lease asset and obligation in the aggregate amount of $37.5 million plus closing costs.  Interest on the capital lease obligation accrues at an annualized rate of 7.1%.

2010 Eastover Lease

In February 2010, we purchased an 88-unit assisted living community located in North Carolina and simultaneously entered into a sale-leaseback agreement.  The lease expires in November 2018 and there are two ten-year renewal options available.  The initial annual base rent is approximately $793,000 with annual scheduled increases.  We are accounting for this lease as a financing lease and therefore recorded property and equipment in the aggregate amount of $8.25 million, a resident contact intangible asset in the amount of $600,000 and a financing lease obligation in the amount of $8.85 million.  Transaction costs of approximately $181,000 were expensed.

2009 Trace Point Acquisition

In October 2009, we purchased Trace Pointe, a 100-unit assisted living and memory care community that we previously managed for an affiliate of Daniel R. Baty, the Company’s Chairman and Co-Chief Executive Officer.  The purchase price was $15.8 million, of which $12.1 million was financed with mortgage debt and $2.0 million was financed with an unsecured note payable to an affiliate of Mr. Baty, with the balance paid in cash.

2009 Courtyard at Merced Acquisition

In October 2009, we purchased Courtyard at Merced, an 83-unit assisted living and memory care community from Ventas Realty, LP (“Ventas”) that we previously operated under a management contract.  The purchase price was $6.3 million and was financed with a three-year first mortgage note from Ventas in the amount of $5.0 million, with the balance paid in cash.

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

2009 Northdale Lease Agreement

In January 2009, we entered into an agreement to lease an 84-unit assisted living community.  The lease term is ten years with two ten-year renewal options available.  The initial annual minimum rent is approximately $600,000 (less abatements in the first year of $300,000) with fixed annual increases of 3.0%.  We are accounting for this lease as an operating lease.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

2009 New Development

In January 2009, we opened a newly constructed community in Urbandale, Iowa.  This 38-unit memory care community had a development cost of $6.6 million and was funded by $5.5 million of short-term construction debt due in July 2010.

Sunwest Joint Venture

In January 2010, the Company entered into a joint venture agreement with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”) and an entity controlled by Mr. Baty (“Columbia Pacific”), pursuant to which the Company, Blackstone and Columbia Pacific formed a joint venture that will operate under the name of BRE/SW Portfolio LLC (the “Sunwest Joint Venture”).  The purpose of the Sunwest Joint Venture is to acquire a portfolio of communities (the “Properties”) currently operated by an Oregon limited liability company (“Sunwest”).

On January 15, 2010, the Joint Venture entered into a purchase and sale agreement with Sunwest to acquire the Properties for an aggregate unadjusted purchase price of approximately $1.15 billion.  On March 25, 2010, the Sunwest Joint Venture and Sunwest entered into an amendment to the purchase and sale agreement to include in the transaction, at the option of the Sunwest Joint Venture, up to 15 additional Properties, for a total of up to 149 Properties, for an aggregate unadjusted purchase price of approximately $1.3 billion.  On March 29, 2010, the U.S. District Court for the District of Oregon approved the purchase and sale agreement, as amended (the “Purchase Agreement”), pursuant to which the Sunwest Joint Venture will act as the lead or “stalking horse” bidder in an auction to be conducted by Sunwest on May 17, 2010.  The Properties are similar in operating characteristics to the Company’s existing portfolio of senior living communities.

The aggregate unadjusted purchase price for the Properties will include (i) approximately $285.0 million in an adjustable combination of cash and membership interests in the Sunwest Joint Venture and (ii) the assumption by the Sunwest Joint Venture of secured debt, subject to adjustment, of approximately $1.0 billion

Pursuant to the Purchase Agreement, among other things, existing Sunwest investors (the “Investors”) will have the option to either (1) sell their ownership interests in one or more Properties for cash or (2) exchange their ownership interests in the Properties for equity interests in the Joint Venture.  The Investors may elect to receive preferred equity units or common equity interests in the Sunwest Joint Venture.  Total preferred units may not exceed $50.0 million, or be less than $10.0 million, and total common interests may not exceed an amount equal to 49.0% of the total equity capitalization of the Sunwest Joint Venture, or be less than $10.0 million.  Of the remaining 51.0% equity in the Sunwest Joint Venture, Blackstone will contribute approximately 80%, with the balance split evenly between Columbia Pacific and Emeritus.

As contemplated by the Purchase Agreement, the Company anticipates entering into management agreements with the Sunwest Joint Venture to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.

The completion of this transaction is subject to a number of conditions, including final bankruptcy court approvals and finalization of loan modifications with the secured creditors.  The bankruptcy court process includes an open six-week bidding period that will allow other qualified interested parties to bid on the acquisition of the Properties.

Sale-Leaseback

In 2003, we sold four communities to Health Care REIT, Inc. (“HCN”) and leased them back.  The sale did not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the form of a guarantee of the underlying mortgage debt, which was assumed by HCN in the sale.  Therefore, we recorded the sale proceeds of $34.6 million as a financing lease obligation and continued to report the real estate and equipment as owned assets.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

HCN paid the mortgage obligations in June 2009 and the Company’s guarantee terminated.  Therefore, we recorded the sale and we now account for each of the four leases as capital leases.  As a result, in June 2009, we recorded a net increase in property and equipment of $968,000, a net decrease in capital lease and financing obligations of $4.1 million, an increase in deferred gains of $5.2 million and a decrease in deferred rent of $129,000.

5.	Long-Term Debt

Revolving Line of Credit

In February 2008, the Company entered into a credit agreement (“line of credit”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which provides a $25.0 million unsecured revolving line of credit.  The line of credit matures on June 30, 2010.  The line of credit allows the Company to obtain letters of credit from the lender, provided that the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The interest rate on the line of credit is our choice of either (a) a fluctuating rate equal to the daily one-month London Interbank Offered Rate (“LIBOR”) plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, Wells Fargo requires the Company to pay fees equal to 1.0% of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio of 1.1 to 1.0.  There were no outstanding borrowings under the line of credit at March 31, 2010.

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or landlord.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.  As of March 31, 2010, the Company was in violation of financial covenants on one mortgage loan with an outstanding principal balance of $7.2 million.  We have obtained a waiver from the lender for the quarters ending March 31, 2010 and June 30, 2010 and, as such, the Company was not in default as of March 31, 2010.

6.	Derivative Instruments

In the normal course of business, the Company’s financial results are exposed to the effect of interest rate changes so we may limit these risks by following risk management policies and procedures, including the use of derivatives.  In those circumstances in which we choose to implement such risk reduction strategies to address exposure to interest rates, we primarily use interest rate swap agreements to fix the rate on debt that is based on floating-rate indices and to manage the cost of borrowing obligations.

As of March 31, 2010, Emeritus was a party to an interest rate swap with a notional amount of $19.6 million.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate to fixed rate, thus mitigating the impact of interest rate changes on future interest expense.  A second interest rate swap to which Emeritus was a party, with a notional amount of $12.4 million, expired on January 1, 2010.

Hedges that we report at fair value and present on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  We consider the Company’s interest rate swaps to be cash flow hedges as they address the risk associated with future cash flows of debt transactions.  We did not designate the interest rate swaps as hedging instruments; therefore, we recognize the gain or loss resulting from the change in the estimated fair value of the swaps in current earnings during the period of change.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

As of March 31, 2010 and December 31, 2009, the fair value of the interest rate swaps was as follows (in thousands):

		As of	As of
		March 31, 2010	December 31, 2009
	Balance Sheet	Fair	Fair
	Location	Value	Value

Interest rate swaps	Other long-term liabilities	$1,488	$1,434

7.	Loss Per Share

We compute basic net loss per share based on weighted average shares outstanding and exclude any potential dilution.  We reported a consolidated net loss in each of the periods presented.  As a result, we have excluded shares issuable upon the exercise of stock options from the computation as their effect was antidilutive.  Stock options excluded in each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Options	3,294	2,625

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(14,402)	$(15,095)
Other comprehensive income (loss):
Unrealized holding gains (losses) on
available-for-sale investment securities	95	(214)
Comprehensive loss	$(14,307)	$(15,309)

The following table sets forth amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Loss from continuing operations	$(13,990)	$(14,807)
Loss from discontinued operations	(221)	(74)
Net loss attributable to Emeritus Corporation common shareholders	$(14,211)	$(14,881)

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

9.	Discontinued Operations

Discontinued operations for the three months ended March 31, 2010 and 2009 include one community sold in January 2009 and one community sold in January 2010.  The following table shows the total revenues and net losses for these communities (in thousands):

	Three Months Ended March 31,
	2010	2009

Total revenue	$-	$468

Net loss	$(221)	$(74)

10.	Liquidity

As of March 31, 2010, the Company has a working capital deficit of $22.3 million.  The Company is able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes a $17.8 million deferred tax asset and, as part of current liabilities, $30.0 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for maturities of long-term debt of $5.5 million in 2010 and $128.7 million in 2011.

In the three months ended March 31, 2010 and 2009, the Company reported net cash from operating activities in its condensed consolidated statements of cash flows of $17.4 million and $21.2 million respectively.  However, the cash flows have not always been sufficient to pay all of the Company’s long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In 2009 and 2008, we refinanced and extended the terms of a substantial amount of the Company’s existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Debt maturing in 2010 and 2011 amounts to $5.5 million and $128.7 million, respectively, which will need to be repaid or refinanced.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of March 31, 2010, the Company was in violation of financial covenants on one mortgage loan.  We have obtained a waiver from the lender and, as such, the Company was not in default as of March 31, 2010.

We believe that the Company will be able to generate sufficient cash flows to support its operating activities and will have adequate sources of cash for all necessary investing and financing activities, including required debt service and capital expenditures, for the foreseeable future.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

11.	Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	March 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Assets
Investment securities – trading	$2,275	$-	$-	$2,275
Investment securities – available-for-sale	2,138	-	-	2,138
Liabilities
Interest rate swap agreements	-	1,488	-	1,488

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

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  The fair value of these financial instruments at March 31, 2010 and December 31, 2009, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,393,699	$1,381,440	$1,396,412	$1,383,632

We estimated the fair value of debt obligations using discounted cash flows based on the Company’s assumed incremental borrowing rate of 8.0% for unsecured borrowings and 6.6% for secured borrowings.

Impairment of Long-Lived Assets

During the three months ended March 31, 2009, we recorded impairment losses of $1.1 million related to five communities that were previously held for sale.  We determined the fair value of these communities based on preliminary offers from prospective purchasers.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
March 31, 2010

12.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which were recorded in connection with the purchase price allocation in the Summerville merger.  These liabilities, which total $2.5 million, are included in “Other long-term liabilities” and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be inaccurate.  Please carefully review Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for important factors that could cause our actual results to differ materially from the forward-looking statements included in this report and presented elsewhere by our management from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain, and accordingly, you should not place undue reliance on forward-looking statements.

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

Overview

During the first three months of 2010, we continued to focus on the fundamentals of occupancy, rate growth, and expense control.  We also continue to pursue selected acquisitions of additional communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

A summary of activity in the first three months of 2010 as compared to the equivalent period in 2009 is as follows:

•
Operating income from continuing operations was $12.5 million compared to $10.4 million in the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $14.2 million compared to $14.9 million in the prior year period.

•	Total revenue increased $13.1 million, or 5.9%, to $234.2 million from $221.1 million in the prior year period.
•	Average occupancy increased to 87.2% from 86.1% in the prior year period.
•	Average rate per occupied unit increased 1.8% to $3,699 from $3,632 in the prior year period.
•	Net cash provided by operating activities was $17.4 million compared to $21.2 million in the prior year period.
•	We added nine new leased communities to the Company’s portfolio.
•	We sold one community that was accounted for as a discontinued operation.

Additionally, in January 2010, the Company entered into the Sunwest Joint Venture with Blackstone and Columbia Pacific.  The purpose of the Sunwest Joint Venture is to acquire 149 Properties currently operated by Sunwest for approximately $1.3 billion.  The Sunwest communities proposed to be acquired by the Sunwest Joint Venture are similar in operating characteristics to the Company’s existing portfolio of senior living communities.  We anticipate entering into management agreements with the Sunwest Joint Venture to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  While uncertainty remains concerning whether the Sunwest Joint Venture will be the successful bidder on these properties, we currently expect the acquisition to close in the second half of 2010.  For additional information see Note 4, Acquisitions and Other Significant Transactions, in Notes to Condensed Consolidated Financial Statements.

The following table sets forth a summary of the Company’s property interests:

	As of March 31,			December 31,		March 31,
	2010			2009		2009
	Buildings		Units	Buildings	Units	Buildings	Units
Owned	167		13,363	167	13,363	164	13,095
Leased	113	(1)	11,010	105	10,632	105	10,632
Consolidated Portfolio	280		24,373	272	23,995	269	23,727
Managed	12		1,326	12	1,325	16	1,689
Joint Venture	24		1,818	24	1,818	24	1,818
Operated Portfolio	316		27,517	308	27,138	309	27,234

Percentage increase (2)	2.6%		1.4%	0.7%	0.7%	1.0%	1.0%

(1)   We account for 78 of the 113 leased communities as operating leases and the remaining 35 as capital or financing leases.  We do not include the assets and liabilities of the 78 operating lease communities on our condensed consolidated balance sheets.

(2)   The percentage increase indicates the change from the prior year, or, in the case of March 31, 2010 and 2009, from the end of the prior fiscal year.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

The Company’s total consolidated portfolio of 24,373 units at March 31, 2010 consists of the following unit types:

Total Units
Independent Living	1,403
Assisted Living	18,871
Memory Care	3,599
Skilled Nursing Care	252
Operating Units	24,125
Units taken out of service	248
Designed Capacity Units	24,373

The units taken out of service represent rooms that have been converted for alternative uses, such as additional office space, and are not available for immediate occupancy.  The units taken out of service are excluded from the calculation of the average occupancy rate.  These units are placed back into service as demand dictates.

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

				Purchase	Amount
Portfolio or Community	Date	Communities	Units	Price (1)	Financed
National Health Investors, Inc.	January 2010	8	336	$—	$—	(2)
Emeritus at Eastover	February 2010	1	88	—	—	(2)
Emeritus at Merced	October 2009	1	83	6,250	5,000	(4)
Emeritus at Trace Pointe	October 2009	1	100	15,783	14,100	(4)
Emeritus at College Park	June 2009	1	85	10,579	9,010	(4)
Emeritus at Northdale	January 2009	1	84	—	—	(3)
Emeritus at Urbandale	January 2009	1	38	6,632	5,461	(5)
		14	814

(1) Excludes closing costs.
(2) Capital/financing lease
(3) Operating lease
(4) Purchase
(5) New construction

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

The following table shows the changes in the Company’s building portfolio from December 31, 2008 through March 31, 2010, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2008		164	104	268	38	306
Autumn Ridge - disposition	Jan-09	(1)	–	(1)	–	(1)
Emeritus at Northdale	Jan-09	–	1	1	–	1
Emeritus at Urbandale - development	Jan-09	1	–	1	–	1
New management agreements	Jan-09	–	–	–	2	2
March 31, 2009		164	105	269	40	309
Emeritus at College Park	Jun-09	1	–	1	(1)	–
June 30, 2009		165	105	270	39	309
No activity in the quarter		–	–	–	–	–
September 30, 2009		165	105	270	39	309
Emeritus at Trace Pointe	Oct-09	1	–	1	(1)	–
Isle at Emerald Court	Oct-09	–	–	–	(1)	(1)
Emeritus at Merced	Oct-09	1	–	1	(1)	–
December 31, 2009		167	105	272	36	308
Emeritus at Westwind Gardens	Jan-10	-	(1)	(1)	1	-
National Health Investors, Inc.	Jan-10	-	8	8	-	8
Cottonbloom Assisted Living	Feb-10	-	-	-	(1)	(1)
Emeritus at Eastover	Feb-10	-	1	1	-	1
March 31, 2010		167	113	280	36	316

Results of Operations

For the first quarter of 2010, the net loss attributable to our common shareholders was $14.2 million compared to $14.9 million in the 2009 period.  Operating income from continuing operations, which excludes interest, equity earnings/losses, and other non-operating items, was $12.5 million in the first quarter of 2010 compared to $10.4 million in the 2009 period.  Total operating revenues increased to $234.2 million in the current quarter from $221.1 million in the prior year period.

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

In the Company’s consolidated portfolio, the average monthly revenue per occupied unit increased to $3,699 in the current quarter from $3,632 in the first quarter of 2009.  The change from 2009 to 2010 represents an increase of $67 per occupied unit, or 1.8%.  This average rate increase reflects a combination of factors, including local market

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

conditions, competition, changes in level of required care provided to residents, acquisitions, and inflationary adjustments.

In the Company’s consolidated portfolio, the average occupancy rate was 87.2% in the first quarter of 2010 compared to 86.1% in the 2009 period.  The occupancy rates increased in 2010 despite the recent general economic downturn.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

Since Emeritus Corporation’s inception in 1993, it has incurred cumulative operating losses totaling approximately $428.6 million as of March 31, 2010.  We believe that these losses have resulted from our early and continuing emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incur as the scope and complexity of the Company has grown, the impact in the early years on many of the Company’s leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  While we have generally realized growth in both the Company’s occupancy and average monthly rates, we anticipate continued net operating losses in the near term but expect to continue to generate positive cash flows from operations.  Our current emphasis is on maximizing cash flows and containing costs as we work toward improvements in occupancy and average rates, selective growth, and changes in the Company’s capital structure, such as acquisition of leased properties and refinancing of existing debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Statements of Operations as Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenues and the percentage change in the dollar amounts from period to period.

			Period-to-Period Percentage of Change Fav/ (Unfav)
	Percentage of Revenues		Three
	Three Months Ended		Months Ended
	March 31,		March 31,
	2010	2009	2010-2009

Revenues:	100.0%	100.0%	5.9%

Expenses:
Community operations (exclusive of depreciation and amortization and community leases expense shown separately below)	66.2	65.1	(7.7)
General and administrative	7.4	6.8	(14.7)
Impairments on long-lived assets	-	0.5	100.0
Depreciation and amortization	8.7	9.8	5.6
Community leases	12.4	13.1	0.1
Total operating expenses	94.7	95.3	(5.2)
Operating income from continuing operations	5.3	4.7	20.4

Other income (expense):
Interest income	-	0.1	(18.8)
Interest expense	(11.5)	(11.8)	(3.2)
Change in fair value of interest rate swaps	-	-	N/M
Equity earnings for unconsolidated joint ventures	0.1	0.3	(76.1)
Other, net	0.2	0.1	125.5
Net other expense	(11.2)	(11.3)	(4.9)

Loss from continuing operations before income taxes	(5.9)	(6.6)	6.0
Provision for income taxes	(0.1)	(0.1)	(18.1)
Loss from continuing operations	(6.0)	(6.7)	5.6
Loss from discontinued operations	(0.1)	-	N/M
Net loss	(6.1)	(6.7)	4.6
Net loss attributable to the noncontrolling interest	0.1	0.1	(10.7)%
Net loss attributable to Emeritus Corporation common shareholders	(6.0%)	(6.6%)	4.5%

Note: “N/M” indicates percentages that are not meaningful in the analysis.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Comparison of the Three Months Ended March 31, 2010 and 2009

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $14.2 million in the three months ended March 31, 2010, compared to $14.9 million in the prior year period.  As discussed under Liquidity and Capital Resources, the Company has incurred significant losses since its inception, but has generated positive cash flow from operating activities since 2001.

Operating income from continuing operations increased by $2.1 million to $12.5 million in the current period.  The increase in operating income reflects the acquisition of communities, improvements in operating margins (community revenues less community operating expenses), and a decrease in amortization expense.  Interest expense increased by $849,000 and other income decreased by $379,000.

Total Operating Revenues:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Community revenue	$232,873	$219,631	$13,242	6.0%
Management fees	1,331	1,467	(136)	(9.3%)
Total operating revenues	$234,204	$221,098	$13,106	5.9%

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,699	$3,632	$67	1.8%
Average occupancy rate	87.2%	86.1%		1.1 ppt*

* percentage point

The increase in community revenues over the prior year quarter consisted of $5.6 million from the acquisition, development, and expansion of 16 communities since the beginning of 2009 and $7.6 million from the 264 same community portfolio.  The improvement in same community revenues consisted of $5.2 million in rate improvement and $2.4 million in occupancy gains.  As further described below, our same community portfolio consists of those communities that have been continuously operated since January 1, 2009.

Management fee revenues are earned from our management of communities for third parties, including communities owned by joint ventures in which we have an ownership interest. Fees are based on a percentage of community revenues.  These include a joint venture with Blackstone for which we manage 23 communities (the “Blackstone JV”) and 13 other communities that we manage for third parties.  The Blackstone JV accounted for management fee revenues of $879,000 and $871,000 in the three-month periods ended March 31, 2010 and 2009 respectively.  The decrease in total management fees in the current period compared to the prior year period was due to our purchase in 2009 of three communities that we previously managed and the cancelation of two contracts due to a sale of the communities to third parties.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Community Operations Expense:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Community operations	$155,022	$143,898	$11,124	7.7%
As percentage of revenue	66.2%	65.1%		1.1 ppt

The increase in community operating expense consisted of $4.7 million from the acquisition, development, or expansion of 16 communities since the beginning of 2009 and $6.4 million was from the 264 same community portfolio.  The increase in same community expenses includes a $3.4 million increase in total labor and benefits, of which the primary components were increases in payroll taxes of $1.3 million, salaries and wages of $814,000 (or 1.2%), workers’ compensation expense of $401,000, and health insurance of $306,000.  The remaining increase in same community operating expenses was due to general expense increases across various other operating expense categories.

Health insurance expenses increased primarily from an increase in employee enrollment.  We have taken steps to better control these expenses. During the first quarter of 2010, we made changes that will start to be effective in the second quarter that should reduce the costs while retaining competitive healthcare choices for our personnel.  The increase in workers’ compensation reflects an increase in both the frequency and severity of claims.  We continue to focus attention on worker safety and active claims management to control these expenses.

General and Administrative Expense:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

General and administrative	$17,204	$14,993	$2,211	14.7%
As percentage of revenue	7.4%	6.8%		0.6 ppt

The increase in general and administrative expenses reflects the Company’s growth over the past year.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $1.8 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase is non-cash stock compensation expense, which increased by $489,000 to $1.4 million for the three months ended March 31, 2010 from $947,000 for the three months ended March 31, 2009

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for comparison with other providers in our industry.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities was 6.6% for the three months ended March 31, 2010, compared to 6.0% for the three months ended March 31, 2009.  General and administrative expense as a percentage of operating revenues, excluding stock option expense and transaction costs, was 6.0% and 5.6% for the quarters ended March 31, 2010 and 2009, respectively.

Impairments on Long-Lived Assets:

The $1.1 million impairment loss recognized in the three months ended March 31, 2009 represents adjustments to the carrying values of certain communities that were previously held for sale.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Depreciation and amortization	$20,446	$21,665	$(1,219)	(5.6%)
As percentage of revenue	8.7%	9.8%		(1.1) ppt

The decrease in depreciation and amortization expense represents an increase in depreciation expense of $2.1 million and a decrease in amortization expense of $3.3 million.  The increased depreciation expense is due to the increase in communities in our consolidated portfolio as well as expansions of existing communities.  The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009 and accounted for $3.7 million of the change in depreciation and amortization expense from the prior year period.

Community Lease Expense:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Operating lease expense	$23,273	$21,596	$1,677	7.8%
Above/below market rent	2,174	2,487	(313)	(12.6%)
Straight-line rent	3,591	4,986	(1,395)	(28.0%)
Community leases	$29,038	$29,069	$(31)	(0.1%)
As percentage of revenue	12.4%	13.1%		(0.7) ppt

The decrease in community lease expense reflects an increase in operating lease expense due to rent escalators, net of an offsetting decrease in straight-line rent accruals.  We leased 78 communities under operating leases for both three-month periods ended March 31, 2010 and 2009.

Interest Income:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Interest income	$112	$138	$(26)	(18.8%)
As percentage of revenue	–	0.1%		(0.1) ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest on restricted deposits.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Interest Expense:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Interest expense	$27,041	$26,192	$849	3.2%
As percentage of revenue	11.5%	11.8%		(0.3) ppt

The increase in interest expense is due primarily to a net increase in debt obligations related to the purchase or opening of four communities in 2009 and eight new communities accounted for as capital leases in the first quarter of 2010.

Equity Earnings for Unconsolidated Joint Ventures:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Equity earnings for unconsolidated joint ventures	$149	$624	$(475)	(76.1%)
As percentage of revenue	0.1%	0.3%		(0.2) ppt

The equity earnings of $170,000 from the Blackstone JV were offset by equity losses of $21,000 from the Stow JV for the three months ended March 31, 2010.  The equity earnings in the three months ended March 31, 2009, include equity earnings of $687,000 from the Blackstone JV, offset by equity losses of $63,000 from the Stow JV.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $22,000 in the first quarter of 2010 and $480,000 in the 2009 period. Excluding the changes in the fair value of the interest rate swap, equity earnings from the Blackstone JV were $148,000 and $207,000 for the three months ended March 31, 2010 and 2009, respectively

The following table sets forth condensed combined statements of operations data for the Blackstone JV and Stow JV (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Total revenues	$20,692	$20,371
Operating income	3,218	3,649
Interest expense	2,716	2,731
Unrealized gain on interest rate swaps	115	2,524
Net income	645	3,489

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Other, net:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Other, net	$478	$212	$266	125.5%
As percentage of revenue	0.2%	0.1%		0.1 ppt

Other, net for the first quarter of 2010 consists primarily of the amortization of deferred gains of $305,000 and resident late fee finance charges of $139,000.

Other, net for the 2009 period consists primarily of resident late fee finance charges of $184,000 and amortization of deferred gains of $74,000.

Income Taxes:

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)

Provision for income taxes	$319	$270	$49	18.1%
As a percent of revenue	0.1%	0.1%		- ppt

The income tax provisions in 2010 and 2009 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

Loss from discontinued operations includes one community that we sold in January 2010 and one community that we sold in the first quarter of 2009.

Same Community Comparison

Of the 280 communities included in our consolidated portfolio at March 31, 2010, we include 264 communities in our “same communities” definition.  For purposes of comparing the three months ended March 31, 2010 and 2009, same communities are defined as those communities continuously operated since January 1, 2009, and do not include properties where new expansion projects were opened during the comparable periods, and communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses, unallocated corporate expenses, capital lease accounting adjustments and impairment losses on long-lived assets.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

	Three Months Ended March 31,
	(In thousands)
	2010	2009	$ Δ Fav/(Unfav)	% Δ Fav/(Unfav)
Revenue	$225,917	$218,270	$7,647	3.5%
Community operations expense*	(148,433)	(142,065)	(6,368)	(4.5)
Community operating income	77,484	76,205	1,279	1.7
Depreciation and amortization	(14,633)	(14,199)	(434)	(3.1)
Community leases expense	(28,528)	(27,083)	(1,445)	(5.3)
Operating income	34,323	34,923	(600)	(1.7)
Interest expense, net	(20,670)	(20,563)	(107)	(0.5)
Operating income after interest expense	$13,653	$14,360	$(707)	(4.9)%

* exclusive of depreciation and amortization and community lease expense shown separately

These same communities represented 97.0% of our total community revenue for the first quarter of 2010.

	Three Months Ended March 31,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,718	$3,631	$87	2.4%

Average occupancy rate	87.3%	86.4%		0.9 ppt

Of the $7.6 million increase in same community revenues, $5.2 million was due to improvements in average revenue per occupied unit and $2.4 million was due to improved occupancy.

The increase in community operations expenses for our same communities includes a $3.4 million increase in employee-related expenses, of which the primary components were increases in payroll taxes of $1.3 million, salary and wages of $814,000 (or 1.2%), workers’ compensation expense of $401,000, and health insurance of $306,000.  The remaining increase in same community operating expenses was due to general expense increases across various other operating expense categories.

Property-related expenses (depreciation and amortization, community lease expense, and interest expense, net of interest income) for our same communities increased by approximately $2.0 million, primarily as a result of increased community lease expense related to annual rent escalators contained in our lease agreements.

Operating income after interest expense for our same communities decreased by $707,000 to $13.7 million in the current quarter from $14.4 million in the prior year quarter as a result of the items discussed above.

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

At March 31, 2010, we had cash and equivalents on hand of $51.4 million compared to $46.1 million at December 31, 2009.  We had working capital deficits of $22.3 million and $7.5 million at March 31, 2010 and December 31, 2009, respectively, with the change arising primarily due to an increase in the current portion of long-term debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

The Company has incurred significant operating losses since its inception.  Due to the nature of our business, it is not unusual for us to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, our working capital deficit at March 31, 2010 includes a $17.8 million deferred tax asset and, as part of current liabilities, $30.0 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for long-term debt of $128.7 million that matures in 2011.  We intend to refinance or retire these 2011 obligations prior to their respective due dates.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  We believe that we will be able to sustain positive cash flows from operating activities or have adequate cash reserves for all necessary operating, investing and financing activities including required debt service and capital expenditures through 2010.

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009

Cash provided by operating activities	$17,377	$21,190
Cash used in investing activities	(6,155)	(2,954)
Cash used in financing activities	(5,891)	(2,735)
Net increase in cash and cash equivalents	5,331	15,501
Cash and cash equivalents at the beginning of the period	46,070	27,254
Cash and cash equivalents at the end of the period	$51,401	$42,755

In the first three months of 2010 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.  The decrease from 2009 to 2010 indicated above is due primarily to fluctuations in the levels of current assets and liabilities due to the timing of cash receipts and payments.

Net cash used in investing activities increased by $3.2 million in the current year period, primarily because in 2009 we received cash proceeds of $2.7 million from the sale of a community.

The $3.2 million increase in cash used in financing activities is due primarily to an increase in repayments of long-term debt and capital lease obligations, net of borrowings in 2009 of $938,000 under construction loans.

At March 31, 2010, the Company had payment obligations for long-term debt and capital leases due in the next 12 months totaling approximately $49.7 million.  In addition, for the year ending December 31, 2010, we anticipate that we will make investments of approximately $20.0 to $22.0 million for capital expenditures.

In February 2008, we entered into a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows the Company to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a $20.0 million minimum balance in cash, cash equivalents and/or publicly traded marketable securities and a fixed charge coverage ratio of 1.1 to 1.0.  There were no outstanding borrowings under the line of credit as of March 31, 2010.  The agreement expires on June 30, 2010 and we expect to extend or replace it.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Payment Commitments

The following table summarizes the Company’s contractual obligations at March 31, 2010, (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,393,699	$37,216	$383,246	$99,995	$873,242
Capital and financing leases including current portion	220,065	12,487	29,627	36,978	140,973
Operating leases	967,906	95,575	202,592	206,813	462,926
Liability related to unrecognized tax benefits (1)	2,460	-	-	-	-
	$2,584,130	$145,278	$615,465	$343,786	$1,477,141

 (1) We have recognized total liabilities related to unrecognized tax benefits of $2.5 million as of March 31, 2010.  The timing of payments related to these obligations is uncertain, however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on the Company’s contractual obligations at March 31, 2010, (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$528,566	$88,782	$145,863	$119,932	$173,989
Capital and financing lease obligations	109,579	15,893	28,741	24,004	40,941
	$638,145	$104,675	$174,604	$143,936	$214,930

The amounts above do not include our guarantee of the mortgage debt payable to a bank by the Stow JV in which Emeritus has a 50% ownership interest.  We account for the Stow JV as an unconsolidated equity method investment.  As of March 31, 2010, the loan balance was $8.1 million with variable rate interest at LIBOR plus 3.25%.  Emeritus and the other member of the Stow JV have each provided to the lender an unconditional guarantee of payment of this mortgage loan.  In the event that the Company would be required to repay this loan, we would be entitled to recoup 50% of such payment from the other member of the Stow JV.

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

As of March 31, 2010, the Company has approximately $1.4 billion outstanding of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $976.1 million, or approximately 70% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (“SPE”) and are secured by the

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

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

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $287.3 million, or approximately 21% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to SPEs and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of the SPE available to the lender in the event of default, but the Company has guaranteed performance of the SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $129.2 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 9% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of March 31, 2010, we operated 113 communities under long-term lease arrangements, of which 85 were leased from publicly traded REITs.  Of the 113 leased properties, 43 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  As of March 31, 2010, we were in violation of financial covenants on one mortgage loan.  We have obtained a waiver from the lender and, as such, the Company was not in default as of March 31, 2010.

Significant Accounting Policies and Use of Estimates

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
March 31, 2010

uncertainties affecting the application of those policies may result in us reporting materially different amounts under different conditions or using different assumptions.

We believe that our accounting policies regarding long-term investments, asset impairments, self-insurance reserves, income taxes, lease accounting, and stock-based compensation are the most critical in understanding the judgments involved in our preparation of the Company’s consolidated financial statements.  Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision became known.  A detailed discussion of these and other accounting policies is contained in Note 1, Description of Business and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed on March 15, 2010.

Goodwill Impairment Test

We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed the estimated fair value of the Company.  We use market capitalization as a triggering event that may indicate possible impairment of goodwill in interim periods.  We performed the annual impairment test as of October 31, 2009 and concluded that no impairment charge was required.  As of March 31, 2010, the Company’s market capitalization was substantially in excess of its carrying value, indicating that an impairment of goodwill is not evident.

Impact of Inflation

Inflation could affect the Company’s future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 10.4% of revenues for the three months ended March 31, 2010.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on the Company’s financial position, revenues, income from continuing operations or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact the Company’s financial position, results of operations or cash flows in the foreseeable future.

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
March 31, 2010

•	amortization of deferred gains,
•	non-cash stock-based compensation expense,
•	interest expense,
•	change in fair value of interest rate swaps,
•	loan prepayment fees and debt refinancing costs,
•	interest income, and
•	other non-cash unusual adjustments

We define Adjusted EBITDAR as Adjusted EBITDA plus community lease expense (net of straight-line rent and above/below market rent amortization, already excluded in Adjusted EBITDA).

Management's Use of Adjusted EBITDA/EBITDAR

We use Adjusted EBITDA/EBITDAR to assess our overall financial and operating performance.  We believe these non-GAAP measures, as we have defined them, are useful in identifying trends in the Company’s performance because they exclude items that have little or no significance to our day-to-day operations.  These measures provide an assessment of controllable expenses and afford management the ability to make decisions that are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance.  These measures also provide indicators for management to determine if adjustments to current spending levels are needed and are used in determining levels of executive compensation.

Adjusted EBITDA/EBITDAR provide us with measures of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, interest expense, and lease expense associated with the Company’s capital structure.  These metrics measure the Company’s financial performance based on operational factors that management can influence in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA/EBITDAR are some of the metrics used by senior management to review the financial performance of the business on a monthly basis and to determine levels of executive compensation, and are used by research analysts and investors to evaluate the performance and value of the companies in our industry.

Limitations of Adjusted EBITDA/EBITDAR

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to net loss to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss include:

•	The items excluded from the calculation of Adjusted EBITDA/EBITDAR generally represent income or expense items that may have a significant effect on our financial results,
•	Items determined to be non-recurring in nature could, nevertheless, re-occur in the future, and
•
Depreciation expense, while not directly affecting our current cash position, does represent wear and tear and/or reduction in value of our properties.  If the cost to maintain our properties exceeds our expected routine capital expenditures, this could affect our ability to attract and retain residents at our communities.

An investor or potential investor may find this important in evaluating the Company’s financial position and results of operations.  We use these non-GAAP measures to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR presented below, along with the Company’s condensed consolidated balance sheets, statements of operations, and cash flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the periods indicated (in thousands):
	Three Months Ended
	March 31,
	2010	2009

Net loss	$(14,402)	$(15,095)
Equity earnings in unconsolidated joint ventures	(149)	(624)
Provision for income taxes	319	270
Depreciation and amortization	20,446	21,665
Interest expense	27,041	26,192
Interest income	(112)	(138)
Non-cash stock option compensation expenses	1,436	947
Amortization of deferred gains	(305)	(74)
Straight-line rent expense	3,591	4,986
Above/below market rent amortization	2,174	2,487
Deferred revenues	1,009	72
Change in fair value of interest rate swaps	54	(90)
Impairment loss on long-lived assets		1,096
Acquisition and development expenses	53	113
Discontinued operations	221	74
Actuarial self-insurance reserve adjustments	597	
Adjusted EBITDA	41,973	41,881
Community lease expense, net	23,273	21,596
Adjusted EBITDAR	$65,246	$63,477

The table below shows the reconciliation of Adjusted EBITDA/EBITDAR to cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Adjusted EBITDAR	$65,246	$63,477
Provision for income taxes	(319)	(270)
Interest expense	(27,041)	(26,192)
Interest income	112	138
Operating lease expense	(23,273)	(21,596)
Acquisition and development expenses	(53)	(113)
Actuarial self-insurance reserve adjustments	(597)	
Amortization of loan fees	752	775
Allowance for doubtful receivables	1,062	732
Changes in operating assets and liabilities, net	1,504	4,203
Discontinued operationscash component	10	(28)
Other	(26)	64
Net cash provided by operating activities	$17,377	$21,190

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

Cash From Facility Operations

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

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

This metric measures the Company’s liquidity based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service the Company’s outstanding indebtedness (including the Company’s credit facilities and long-term leases), (ii) to assess our ability to make regular recurring routine capital expenditures to maintain and improve the Company’s communities on a period-to-period basis, (iii) for planning purposes, including preparation of our annual budget, (iv) in setting various covenants in the Company’s credit agreements and (v) in determining levels of executive compensation.  These agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we will be in default of the applicable debt or lease agreement, which could trigger cross-default provisions in the Company’s outstanding debt and lease arrangements.

Limitations of Cash From Facility Operations

CFFO has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of cash flow from operating activities.  CFFO does not represent cash available for discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure.

We believe CFFO is useful to investors because it assists in their ability to meaningfully evaluate (1) our ability to service the Company’s outstanding indebtedness, including its credit facilities and capital and financing leases and (2) our ability to make regular recurring routine capital expenditures to maintain and improve the Company’s communities.

CFFO is not an alternative to cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of CFFO to GAAP net cash provided by operating activities, along with the Company’s condensed consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED
March 31, 2010

The following table shows the reconciliation of net cash provided by operating activities to cash flows from facility operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net cash provided by operating activities	$17,377	$21,190
Remove effect of changes in operating assets and liabilities	(1,504)	(4,203)
Recurring capital expenditures, net	(2,792)	(3,859)
Repayment of capital lease and financing obligations	(2,874)	(2,234)
Distributions from unconsolidated joint ventures, net	379	548
Cash From Facility Operations	$10,586	$11,442

We define recurring capital expenditures as costs to maintain the communities for their intended business purpose and exclude expenditures for acquisitions, development and expansions.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company’s results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At March 31, 2010, we had approximately $158.1 million of variable rate borrowings based on monthly LIBOR.  Of the total variable rate debt of $158.1 million, $33.5 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1% change in the monthly LIBOR on this $33.5 million in variable rate debt, interest expense will either increase or decrease by $335,000.  As of March 31, 2010, the weighted average variable rate is 3.16% in excess of the monthly LIBOR on $33.5 million of the variable rate debt, and the monthly LIBOR was 0.24863%.  In addition, we have variable rate debt of $124.6 million that has LIBOR floors at a weighted average floor of 2.58% and a weighted average spread of 3.88%, for a total weighted average rate of 6.46%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 2.58% weighted average floor.  Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2010.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have one interest rate swap contract with a notional amount of $19.6 million.  A 100-basis point increase in interest rates would increase the fair value of this swap by approximately $445,000 and a 100-basis point decrease in interest rates would decrease the fair value of this swap by approximately $462,000.

The downturn in the United States housing market in 2008 and 2009 triggered a constriction in the availability of credit that is expected to continue in 2010.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Item 4.  Controls And Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our co-chief executive officers and our chief financial officer, evaluated the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2010.  Based on that evaluation, our co-chief executive officers and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

(b)  Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through March 31, 2010.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the first quarter of 2010, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls, over financial reporting.

PART II.  OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable.

Item 1.  Legal Proceedings

From time to time, we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability.  Accruals for these claims are based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable.  While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.  There are no material pending legal proceedings involving the Company at this time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A., Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2010	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number

10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.4	Amendment to Registration Rights Agreement dated March 31, 2010 among registrant, certain	(1)
		of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP").
	(12 Communities)
	10.73.06	Fifth Amendment to Master Lease and Security Agreement dated February 15, 2009 between	(2)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (12 communities).
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(2)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 3, 2010.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(2)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated May 3, 2010.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(2)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 3, 2010.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(2)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated May 3, 2010.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(2)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated May 3, 2010.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(2)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 3, 2010.

Footnotes:

(1)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2010 and incorporated herein by reference.
(2)	Filed herewith.