Form 10-Q
period 2010-06-30
EMERITUS CORP\WA\
filed 2010-08-09
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, there were 39,445,684 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

ASSETS
	(unaudited)
	June 30,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$50,912	$46,070
Short-term investments	2,398	2,208
Trade accounts receivable, net of allowance of $895 and $1,009	12,746	10,861
Other receivables	7,426	7,251
Tax, insurance, and maintenance escrows	20,291	23,565
Prepaid workers' compensation	23,045	21,397
Other prepaid expenses and current assets	32,644	27,790
Total current assets	149,462	139,142
Long-term investments	3,696	4,132
Property and equipment, net of accumulated depreciation of $261,360 and $222,518	1,730,105	1,716,472
Restricted deposits	15,121	14,349
Lease acquisition costs, net of accumulated amortization of $2,118 and $1,889	3,880	3,805
Goodwill	74,376	74,755
Other intangible assets, net of accumulated amortization of $32,744 and $28,883	110,325	116,418
Other assets, net	18,969	20,867
Total assets	$2,105,934	$2,089,940

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$41,671	$21,324
Current portion of capital lease and financing obligations	12,705	11,144
Trade accounts payable	5,701	5,928
Accrued employee compensation and benefits	44,101	37,624
Accrued interest	7,773	8,013
Accrued real estate taxes	9,527	10,715
Accrued professional and general liability	9,385	8,445
Accrued income taxes	194	542
Other accrued expenses	14,336	13,491
Deferred revenue	12,883	10,729
Unearned rental income	17,479	18,669
Total current liabilities	175,755	146,624
Long-term debt obligations, less current portion	1,342,627	1,375,088
Capital lease and financing obligations, less current portion	201,826	165,372
Deferred gain on sale of communities	6,504	7,111
Deferred straight-line rent	42,775	34,659
Other long-term liabilities	42,051	42,188
Total liabilities	1,811,538	1,771,042
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $.0001 par value. Authorized 20,000,000 shares, none issued	-	-
Common stock, $.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 39,361,205 and 39,274,590 shares	4	4
Additional paid-in capital	729,300	725,652
Accumulated other comprehensive income	788	807
Accumulated deficit	(442,509)	(414,381)
Total Emeritus Corporation shareholders' equity	287,583	312,082
Noncontrolling interest-related party	6,813	6,816
Total shareholders' equity	294,396	318,898
Total liabilities, shareholders' equity, and noncontrolling interest	$2,105,934	$2,089,940

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Community revenue	$237,787	$220,773	$470,660	$440,404
Management fees	1,344	1,453	2,675	2,920
Total operating revenues	239,131	222,226	473,335	443,324

Expenses:
Community operations (exclusive of depreciation and amortization
and community lease expense shown separately below)	157,452	140,935	312,474	284,833
General and administrative	17,109	15,932	34,271	30,850
Acquisitions and development	309	312	351	387
Impairments on long-lived assets	-	36	-	1,132
Depreciation and amortization	20,655	17,952	41,101	39,617
Community leases	29,716	29,347	58,754	58,416
Total operating expenses	225,241	204,514	446,951	415,235
Operating income from continuing operations	13,890	17,712	26,384	28,089

Other income (expense):
Interest income	131	189	243	327
Interest expense	(27,211)	(26,416)	(54,252)	(52,608)
Change in fair value of interest rate swaps	42	752	(12)	842
Equity earnings for unconsolidated joint ventures	302	560	451	1,184
Other, net	(22)	146	456	358
Net other expense	(26,758)	(24,769)	(53,114)	(49,897)

Loss from continuing operations before income taxes	(12,868)	(7,057)	(26,730)	(21,808)
Provision for income taxes	(326)	(270)	(645)	(540)
Loss from continuing operations	(13,194)	(7,327)	(27,375)	(22,348)
Income (loss) from discontinued operations	(949)	23	(1,170)	(51)
Net loss	(14,143)	(7,304)	(28,545)	(22,399)
Net loss attributable to the noncontrolling interest	226	229	417	443
Net loss attributable to Emeritus Corporation common shareholders	$(13,917)	$(7,075)	$(28,128)	$(21,956)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.33)	$(0.18)	$(0.69)	$(0.56)
Discontinued operations	(0.02)	0.00	(0.03)	(0.00)
	$(0.35)	$(0.18)	$(0.72)	$(0.56)

Weighted average common shares outstanding; basic and diluted	39,301	39,147	39,290	39,132

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(28,545)	$(22,399)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	41,101	39,617
Amortization of above/below market rents	4,347	4,914
Amortization of deferred gains	(607)	(148)
Loss on sale of assets	1,179	-
Impairment of long-lived assets	320	1,132
Amortization of loan fees	1,512	1,572
Allowance for doubtful receivables	2,135	1,634
Equity investment earnings	(451)	(1,184)
Stock based compensation	2,931	2,063
Change in fair value of interest rate swaps	12	(842)
Other	(45)	454
Changes in operating assets and liabilities
Deferred straight-line rent	7,071	9,931
Deferred revenue	2,505	15
Change in other operating assets and liabilities	4,458	(3,410)
Net cash provided by operating activities	37,923	33,349
Cash flows from investing activities:
Acquisition of property and equipment	(10,073)	(16,108)
Community acquisition	-	(10,579)
Sale of property and equipment	-	2,677
Lease and contract costs and acquisition deposits	(4,527)	(170)
Payments (to) from affiliates and other managed communities, net	(1,639)	699
Distributions from unconsolidated joint ventures/other	869	1,018
Net cash used in investing activities	(15,370)	(22,463)
Cash flows from financing activities:
Proceeds from sale of stock and noncontrolling interest contribution	1,132	257
Increase in restricted deposits	(730)	(256)
Debt issuance and other financing costs	(145)	(274)
Proceeds from long-term borrowings and financings	-	10,864
Repayment of long-term borrowings and financings	(12,114)	(2,736)
Repayment of capital lease and financing obligations	(5,854)	(4,508)
Net cash provided by (used in) financing activities	(17,711)	3,347
Net increase in cash and cash equivalents	4,842	14,233
Cash and cash equivalents at the beginning of the period	46,070	27,254
Cash and cash equivalents at the end of the period	$50,912	$41,487

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,936	$49,483
Cash paid during the period for income taxes	912	1,694
Cash received during the period for income tax refunds	10	83
Non-cash financing and investing activities:
Capital lease and financing obligations	37,666	295
Unrealized gain (loss) on investment in marketable equity securities	(19)	621
Purchase and sale-leaseback transaction:
Increase in property and equipment	8,250	968
Increase in intangible assets	600	-
Increase in deferred gain	-	(5,212)
Decrease in deferred straight-line rent	-	129
Financing lease obligation	(8,850)	4,115
Adjustments related to purchase and sale of leased property:
Decrease in capital lease assets	(2,756)	-
Decrease in capital lease obligations	2,648	-

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity (deficit)
Balances at December 31, 2009	39,274,590	$4	$725,652	$807	$(414,381)	$6,816	$318,898
Issuances of shares under Employee Stock Purchase Plan	19,484	–	293	–	–	–	293
Options exercised	67,131	–	424	–	–	–	424
Stock option compensation expense	–	–	2,931	–	–	–	2,931
Capital contribution	–	–	–	–	–	414	414
Components of comprehensive loss:
Net loss	–	–	–	–	(28,128)	(417)	(28,545)
Unrealized gain (loss) on marketable securities	–	–	–	(19)	–	–	(19)
Comprehensive loss	–	–	–	–	–	–	(28,564)
Balances at June 30, 2010	39,361,205	$4	$729,300	$788	$(442,509)	$6,813	$294,396

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1.	Description of Business

Emeritus Corporation (“Emeritus” or the “Company”) is an assisted living, Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  Through these communities, Emeritus management (“we”, “our” or “us”) provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of June 30, 2010, the Company owned 167 communities and leased 116 communities.  These 283 communities comprise the communities included in the condensed consolidated financial statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of June 30, 2010, we managed 34 communities, of which 24 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of 5% to 6% of gross revenues.

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

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  We record revisions to such estimates in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010.

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to state fairly the financial position, results of operations, and cash flows of Emeritus as of June 30, 2010 and for all periods presented.  Except as otherwise disclosed in these Notes, such adjustments are of a normal, recurring nature.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results that may be achieved for the full year ending December 31, 2010.  We presume that those reading this interim financial information have read or have access to the 2009 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in the Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

Reclassifications and Revisions

We recast the 2009 financial information so that the basis of presentation is consistent with that of the 2010 financial information.  Specifically, in the fourth quarter of 2009, the Company’s Board of Directors approved the sale of one community and, as a result, we reclassified the results of operations for this community as discontinued operations for all periods presented.  Additionally, during the fourth quarter of 2009, we took five communities classified as held for sale (with net assets totaling $28.9 million) off the market and reclassified them as held and used in property and equipment.  As a result, we reclassified the results of operations for these communities from discontinued operations to continuing operations for all periods presented.

3.	Stock-Based Compensation

We have three equity incentive plans: the 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on fair value for all stock-based awards, which amounted to approximately $1.5 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $2.9 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the six months ended June 30, 2010:

		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(in thousands)
Outstanding at beginning of period	3,320,976	$16.52	$-
Granted	78,500	$18.70	$-
Exercised	(67,131)	$6.32	$770
Forfeited/expired	(37,775)	$13.84	$-
Outstanding at end of period	3,294,570	$16.81	$10,518

Options exercisable	1,485,562	$16.65	$6,520

Weighted-average fair value of options granted		$10.67

Options exercisable in the money	635,550		$6,520
Options exercisable out of the money	850,012		$-

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the condensed consolidated financial statements included in this Form 10-Q.

2010 HCP, Inc. Lease

In May 2010, we entered into an agreement with HCP, Inc. and Texas HCP Holdings, L.P. (together, “HCP”) for the lease of four senior living communities (collectively, the “HCP Lease”).  The communities, located in Illinois and Texas, consist of 400 assisted living units and 152 skilled nursing units.

The HCP Lease has an initial term of 10 years, commencing on June 1, 2010, with two available extension options of ten years each at our election.  We have the option to purchase the properties upon the expiration of the first extended term.  The purchase option price is calculated at the greater of (i) fair market value, as defined, or (ii) $101.2 million, plus any capital addition costs funded by HCP, increased on each lease anniversary date by the greater of (a) 2.5% or (b) the lesser of the applicable increase in the consumer price index (“CPI”) or 5.0%.

The annual minimum lease payments are fixed for the first five years of the lease term at approximately $8.5 million, $9.1 million, $9.6 million, $10.2 million, and $10.7 million for the first through fifth years, respectively, excluding any additional rent related to capital addition costs funded by HCP.  We are accounting for this lease as an operating lease.

2010 National Health Investors, Inc. Lease

In January 2010, the Company entered into an agreement to lease eight communities from National Health Investors, Inc.  The communities are comprised of 336 units.  The term of the agreement is 15 years with two five-year renewal options available.  The initial annual base rent is $3.4 million with annual scheduled increases.  We are accounting for these leases as capital leases and therefore recorded a capital lease asset and obligation in the aggregate amount of $37.5 million.  We accrue interest on the capital lease obligation at an annualized rate of 7.1%.

2010 Eastover Lease

In February 2010, we purchased an 88-unit assisted living community located in North Carolina and simultaneously entered into a sale-leaseback agreement.  The lease expires in November 2018 and there are two ten-year renewal options available.  The initial annual base rent is approximately $793,000 with annual scheduled increases.  We are accounting for this lease as a financing lease and recorded property and equipment for $8.3 million, a resident contact intangible asset of $600,000 and a financing lease obligation of $8.9 million.  We expensed transaction costs of approximately $181,000.

2009 Trace Point Acquisition

In October 2009, we purchased Trace Pointe, a 100-unit assisted living and memory care community that we previously managed for an affiliate of Daniel R. Baty, the Company’s Chairman and Co-Chief Executive Officer.  The purchase price was $15.8 million, of which we financed $12.1 million with mortgage debt and $2.0 million with an unsecured note payable to an affiliate of Mr. Baty, with the balance paid in cash.

2009 Courtyard at Merced Acquisition

In October 2009, we purchased Courtyard at Merced, an 83-unit assisted living and memory care community from Ventas Realty, LP (“Ventas”) that we previously operated under a management contract.  The purchase price was $6.3 million and was financed with a three-year first mortgage note from Ventas for $5.0 million, with the balance paid in cash.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

2009 College Park Acquisition

In June 2009, we purchased College Park, an 85-unit assisted living community that we previously managed for an affiliate of Mr. Baty.  The purchase price was $10.6 million, of which $7.8 million was financed with mortgage debt and $1.2 million was financed with an unsecured note payable to an affiliate of Mr. Baty with the balance of the purchase price paid in cash.

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

2009 New Development

In January 2009, we opened a newly constructed community in Urbandale, Iowa.  This 38-unit memory care community had a development cost of $6.6 million and was funded by $5.5 million of short-term construction debt due in July 2010.  We repaid this debt in full as of June 30, 2010.

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

Revolving Line of Credit

The Company is party to a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which provides a $25.0 million unsecured revolving line of credit.  The line of credit matured on June 30, 2010 and was renewed to June 30, 2011.  The line of credit allows the Company to obtain letters of credit from the lender, if the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The interest rate on the line of credit is our choice of either (a) a fluctuating rate equal to the daily one-month London Interbank Offered Rate (“LIBOR”) plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, Wells Fargo requires the Company to pay fees equal to 1.0% of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a fixed charge coverage ratio of 1.1 to 1.0.  In addition, effective July 1, 2010, we must maintain liquid assets (cash, cash equivalents and/or publicly traded marketable securities) with an aggregate fair value of at least $10.0 million in excess of the outstanding balance at any time under the line of credit.  There were no outstanding borrowings under the line of credit at June 30, 2010.

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.  As of June 30, 2010, the Company was in violation of quarterly financial covenants on two mortgage loans with one lender.  The loans have a combined outstanding principal balance of $9.9 million.  We have obtained a waiver for each of the two loans from the lender for the quarter ended June 30, 2010 and, as such, the Company was not in default as of June 30, 2010.

6.	Derivative Instruments

In the normal course of business, the Company’s financial results are exposed to the effect of interest rate changes, so we may limit these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, we primarily use interest rate swap agreements to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations.

As of June 30, 2010, Emeritus was a party to an interest rate swap with a notional amount of $19.6 million.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate to fixed rate, thus mitigating the impact of interest rate changes on future interest expense.  A second interest rate swap to which Emeritus was a party, with a notional amount of $12.4 million, expired on January 1, 2010.

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

As of June 30, 2010 and December 31, 2009, the fair value of the interest rate swaps was as follows (in thousands):

		As of	As of
		June 30, 2010	December 31, 2009
	Balance Sheet	Fair	Fair
	Location	Value	Value
Interest rate swaps	Other long-term liabilities	$1,446	$1,434

7.	Loss Per Share

We compute basic net loss per share based on weighted average shares outstanding and exclude any potential dilution.  We reported a consolidated net loss in each of the periods presented.  As a result, we have excluded shares issuable upon the exercise of stock options from the computation as their effect was antidilutive.  Stock options excluded in each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June, 30,
	2010	2009	2010	2009
Options	3,295	2,634	3,295	2,634

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(14,143)	$(7,304)	$(28,545)	$(22,399)
Other comprehensive income (loss):
Unrealized holding gains (losses) on
available-for-sale investment securities	(115)	835	(19)	621
Comprehensive loss	$(14,258)	$(6,469)	$(28,564)	$(21,778)

The following table sets forth amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from continuing operations	$(12,968)	$(7,098)	$(26,958)	$(21,905)
Income (loss) from discontinued operations	(949)	23	(1,170)	(51)
Net loss attributable to Emeritus Corporation common shareholders	$(13,917)	$(7,075)	$(28,128)	$(21,956)

9.	Discontinued Operations

Discontinued operations consist of one community sold in January 2010, one community sold in June 2010, and one community sold in January 2009.  Revenues and expenses related to these communities were not material to the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.  Loss from discontinued operations for the three and six months ended June 30, 2010 amounting to $949,000 and $1.2 million, respectively, represents the losses recorded on the sale of the communities.

10.	Liquidity

As of June 30, 2010, the Company has a working capital deficit of $26.3 million.  The Company is able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues.  This can result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit includes the following non-cash items: a $17.8 million deferred tax asset and, as part of current liabilities, $30.4 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for maturities of long-term debt of $77.8 million in 2011, of which $22.8 million is included in current portion of long-term debt at June 30, 2010.

In the six months ended June 30, 2010 and 2009, the Company reported net cash provided by operating activities of $37.9 million and $33.3 million, respectively, in its condensed consolidated statements of cash flows.  However, the cash flows have not always been sufficient to pay all of the Company’s long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

In 2009 and 2008, we refinanced and extended the terms of a substantial amount of the Company’s existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Debt maturing in 2011 amounts to $77.8 million, and will be repaid or refinanced.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of June 30, 2010, the Company was in violation of quarterly financial covenants on two mortgage loans with one lender.  The loans have a combined outstanding principal balance of $9.9 million.  We have obtained a waiver for each of the two loans from the lender for the quarter ending June 30, 2010 and, as such, the Company was not in default as of June 30, 2010.

We believe the Company will be able to generate sufficient cash flows to support its operating activities and will have adequate sources of cash for all necessary investing and financing activities, including required debt service and capital expenditures, for at least the next twelve months.

11.	Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Assets
Investment securities – trading	$2,398	$-	$-	$2,398
Investment securities – available-for-sale	2,023	-	-	2,023
Liabilities
Interest rate swap agreements	-	1,446	-	1,446

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

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  The fair value of these financial instruments at June 30, 2010 and December 31, 2009, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,384,298	$1,373,591	$1,396,412	$1,383,632

We estimated the fair value of debt obligations using discounted cash flows based on the Company’s assumed incremental borrowing rate of 8.0% for unsecured borrowings and 6.6% for secured borrowings.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

Impairment of Long-Lived Assets

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Impairment
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
Other long-lived assets	$ 	$2,800	$ 	$320

In the second quarter of 2010, we wrote down a long-lived asset held for sale with a carrying amount of $2.8 million to its fair value less costs to sell, resulting in a loss of $320,000, which was included in “Other, net” for the period.  This asset represents an executive’s former house that was sold in July 2010.

In the six months ended June 30, 2009, we recorded impairment losses of $1.1 million related to five communities that were previously held for sale.  We determined the fair value of these communities based on preliminary offers from prospective purchasers.

12.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with the Summerville merger.  These liabilities, which total $2.5 million, are included in “Other long-term liabilities” and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

13.	Subsequent Events

Sunwest Joint Venture

In January 2010, we entered into a joint venture agreement with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”) and an entity controlled by Mr. Baty (“Columbia Pacific”) (the “Joint Venture Agreement”), pursuant to which the Company, Blackstone and Columbia Pacific formed a joint venture that will operate under the name of BRE/SW Portfolio LLC (the “Sunwest Joint Venture”).  The purpose of the Sunwest Joint Venture is to acquire a portfolio of communities (the “Properties”) operated by an Oregon limited liability company (“Sunwest”).

On January 15, 2010, the Joint Venture entered into a purchase and sale agreement with Sunwest to acquire the Properties.  On May 17, 2010, the U.S. District Court for the District of Oregon (the “Court”) approved the purchase and sale agreement, as amended (the “Purchase Agreement”), and on July 13, 2010, the Court confirmed Sunwest’s plan of reorganization.

On August 5, 2010, the Sunwest JV closed on the purchase of 132 Properties, with an additional 12 Properties deferred until finalization of consents with lenders and other matters.  We expect that we will complete the purchase of the deferred Properties by December 31, 2010.  The aggregate unadjusted purchase price for the 144 Properties is approximately $1.3 billion and the consideration includes (i) approximately $285.0 million in an adjustable combination of cash and membership interests in the Sunwest Joint Venture and (ii) the assumption by the Sunwest Joint Venture of secured debt and other liabilities of approximately $980.2 million.  The Company paid cash at closing of $19.0 million for its initial capital contribution.  Additionally, as of June 30, 2010, the Company had incurred legal fees and other expenses related to the formation of the Sunwest JV totaling $2.8 million, which was reimbursed by the Sunwest JV at closing and is recorded in “Other assets, net” in the condensed consolidated balance sheet at June 30, 2010.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
June 30, 2010

Pursuant to the Purchase Agreement, among other things, existing Sunwest investors (the “Investors”) had the option to either (1) sell their ownership interests in one or more Properties for cash or (2) exchange their ownership interests in the Properties for indirect equity interests in the Joint Venture.  Investors choosing the second option contributed their interests in the Properties (the “Contributed Interests”) to a newly formed entity owned entirely by such Investors (the “Rollover Member”).  The Rollover Member immediately further contributed the Contributed Interests to the Joint Venture in exchange for, at the election of the Investors, preferred equity interests or common equity interests in the Sunwest Joint Venture.  As of August 5, 2010, common equity interests amounted to approximately 15.9% of the initial equity of the Sunwest JV.  The initial equity interests of Blackstone, Columbia Pacific and Emeritus were 67.3%, 11.0% and 5.8%, respectively.  We expect that the equity interests of the members will change slightly over time as the Sunwest Joint Venture completes the deferred transactions, the final rollover member amounts are determined, and additional anticipated funding for capital expenditures is completed.

The Joint Venture Agreement provides for cash distributions from the Sunwest Joint Venture to the members in accordance with their ownership interests; however, the Company is entitled to distributions at increasing levels in excess of its ownership percentage if certain Sunwest Joint Venture performance criteria are achieved.  The Joint Venture Agreement also provides that in the event Blackstone desires to sell a specified portion of the Properties, all of the Properties or its membership interest in the Sunwest Joint Venture, we will have the right of first opportunity to purchase such Properties or membership interest, as applicable.

The 144 Properties included in the purchase are comprised of approximately 11,759 units and are similar in operating characteristics to our existing portfolio of senior living communities.

As contemplated by the Purchase Agreement, the Company entered into management agreements with the Sunwest Joint Venture to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.

HCN Note

On July 9, 2010, we entered into an agreement to extend the maturity date on an existing $50.0 million loan with HCN (the “HCN Note”).  The current loan, due July 1, 2011, has been extended to July 1, 2014.  The current interest rate of 8.5% will increase by 0.15% on each anniversary date beginning July 1, 2011.  Monthly payments of interest-only are due through June 1, 2011, with additional principal payments of $200,000 per month due July 1, 2011 and each month thereafter until maturity.  In the event the Company issues securities with net proceeds to the Company in excess of $150.0 million, then such excess proceeds must be used to reduce the principal balance on the HCN Note.  In addition, if the Company makes any principal payments on its $51.4 million of loans with Nationwide Health Properties due at the end of March 2012, then the Company must make a like payment on the HCN Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” or “will,” or the negative of those terms, or comparable terminology.  Some of the forward-looking statements included in this report and documents incorporated by reference and in some of our other public statements relate to, among other things:

•	the effects of competition and economic conditions on the occupancy levels in our communities, including possible excess assisted living capacity;
•	our ability under current market conditions to maintain or increase our community revenues by increasing resident charges without adversely affecting occupancy levels;
•	our ability to minimize community operations expense, including our oversight of costs largely beyond our control (such as insurance and utility costs) without adversely affecting community revenues;
•	our ability to generate cash flow sufficient to service our debt and other fixed payment requirements;
•	our vulnerability to defaults as a result of noncompliance with various debt and lease covenants, including the effects of cross-default provisions;
•
our uncertainty related to competition, construction costs, licensing restrictions, environmental regulations, the overall economy, and other matters that affect acquisition, disposition, and development of assisted living communities;

•	our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations; and
•	our uncertainty related to professional liability and workers’ compensation claims.

Any or all of our forward-looking statements in this report and in any other public statements we make may prove to be inaccurate.  Please carefully review Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for important factors that could cause the Company’s actual results to differ materially from the forward-looking statements included in this report and those that we present elsewhere from time to time.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain.  Accordingly, you should not place undue reliance on forward-looking statements.

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

Overview

During the first six months of 2010, we continued to focus on the fundamentals of maintaining or increasing occupancy rates and resident charges while simultaneously controlling expenses.  We also continue to pursue selected acquisitions of additional communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

A summary of activity in the first six months of 2010 compared to the equivalent period in 2009 is as follows:

•	Total operating revenues increased $30.0 million, or 6.8%, to $473.3 million from $443.3 million in the prior year period.
•
Operating income from continuing operations was $26.4 million compared to $28.1 million in the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $28.1 million compared to $22.0 million in the prior year period.

•	Average occupancy increased to 87.2% from 86.4% in the prior year period.
•	Average rate per occupied unit increased 2.5% to $3,719 from $3,629 in the prior year period.
•	Net cash provided by operating activities was $37.9 million compared to $33.3 million in the prior year period.
•	We added 13 new leased communities to the Company’s portfolio and disposed of two.

Additionally, in January 2010, the Company entered into the Sunwest Joint Venture with Blackstone and Columbia Pacific.  On August 5, 2010, the Sunwest Joint Venture acquired 132 Properties currently operated by Sunwest with an additional 12 Properties expected to be purchased by December 31, 2010.  The Sunwest communities acquired by the Sunwest Joint Venture are similar in operating characteristics to the Company’s existing portfolio of senior living communities.  We entered into management agreements with the Sunwest Joint Venture to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  For additional information see Note 13, Subsequent Events—Sunwest Joint Venture, in Notes to Condensed Consolidated Financial Statements.

The following table sets forth a summary of the Company’s property interests:

	As of June 30,			As of December 31,		As of June 30,
	2010			2009		2009
	Buildings		Units	Buildings	Units	Buildings	Units
Owned	167		13,363	167	13,363	165	13,180
Leased	116	(1)	11,443	105	10,632	105	10,632
Consolidated Portfolio	283		24,806	272	23,995	270	23,812
Managed	10		1,159	12	1,325	15	1,604
Joint Venture	24		1,818	24	1,818	24	1,818
Operated Portfolio	317		27,783	308	27,138	309	27,234

Percentage increase (2)	2.9%		2.4%	0.7%	0.7%	1.0%	1.0%

(1)   We account for 82 of the 116 leased communities as operating leases and the remaining 34 as capital or financing leases.  We do not include the assets and liabilities of the 82 operating lease communities on our condensed consolidated balance sheets.

(2)   The percentage increase indicates the change from the prior year, or, in the case of June 30, 2010 and 2009, from the end of the prior fiscal year.

The Company’s total consolidated portfolio of 24,806 units at June 30, 2010 consists of the following unit types:

Total Units
Independent living	1,396
Assisted living	19,220
Memory care	3,539
Skilled nursing care	404
Operating units	24,559
Units taken out of service	247
Designed capacity units	24,806

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

The units taken out of service represent rooms that we have converted to alternative uses, such as additional office space, and are not available for immediate occupancy.  We exclude the units taken out of service from the calculation of the average occupancy rate.  We place these units back into service as demand dictates.

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

				Purchase	Amount
Portfolio or Community	Date	Communities	Units	Price (1)	Financed
HCP, Inc.	June 2010	4	552	$—	$—	(3)
National Health Investors, Inc.	January 2010	8	336	—	—	(2)
Emeritus at Eastover	February 2010	1	88	—	—	(2)
Emeritus at Merced	October 2009	1	83	6,250	5,000	(4)
Emeritus at Trace Pointe	October 2009	1	100	15,783	14,100	(4)
Emeritus at College Park	June 2009	1	85	10,579	9,010	(4)
Emeritus at Northdale	January 2009	1	84	—	—	(3)
Emeritus at Urbandale	January 2009	1	38	6,632	5,461	(5)
		18	1,366

(1) Excludes closing costs.
(2) Capital/financing lease
(3) Operating lease
(4) Purchase
(5) New construction

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

The following table shows the changes in the Company’s building portfolio from December 31, 2008 through June 30, 2010, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2008		164	104	268	38	306
Autumn Ridge - disposition	Jan-09	(1)	–	(1)	–	(1)
Emeritus at Northdale	Jan-09	–	1	1	–	1
Emeritus at Urbandale - development	Jan-09	1	–	1	–	1
New management agreements	Jan-09	–	–	–	2	2
March 31, 2009		164	105	269	40	309
Emeritus at College Park	Jun-09	1	–	1	(1)	–
June 30, 2009		165	105	270	39	309
No activity in the quarter		–	–	–	–	–
September 30, 2009		165	105	270	39	309
Emeritus at Trace Pointe	Oct-09	1	–	1	(1)	–
Isle at Emerald Court	Oct-09	–	–	–	(1)	(1)
Emeritus at Merced	Oct-09	1	–	1	(1)	–
December 31, 2009		167	105	272	36	308
Emeritus at Westwind Gardens	Jan-10	-	(1)	(1)	1	-
National Health Investors, Inc.	Jan-10	-	8	8	-	8
Cottonbloom Assisted Living	Feb-10	-	-	-	(1)	(1)
Emeritus at Eastover	Feb-10	-	1	1	-	1
March 31, 2010		167	113	280	36	316
HCP, Inc.	Jun-10	-	4	4		4
South Dayton	Jun-10	-	(1)	(1)	-	(1)
Peachtree Village Retirement	Jun-10	-	-	-	(1)	(1)
Rainbow Assisted Living	Jun-10	-		-	(1)	(1)
June 30, 2010		167	116	283	34	317

Results of Operations

For the second quarter of 2010, the net loss attributable to our common shareholders was $13.9 million compared to $7.1 million in the 2009 period.  Operating income from continuing operations, which excludes interest, equity earnings/losses, and other non-operating items, decreased by $3.8 million to $13.9 million in the second quarter of 2010 compared to $17.7 million in the same 2009 period.  Total operating revenues increased to $239.1 million in the current quarter from $222.2 million in the prior year period.

Two of the important factors affecting the Company’s financial results are the rates we charge to our residents and the occupancy levels we achieve in the Company’s communities.  We rely primarily on our residents’ ability to pay the Company’s charges for services from their own or family resources and expect that we will do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that generally only seniors with income or assets meeting or exceeding the regional median can afford to reside in the Company’s communities.  In this context, we must be sensitive to our residents' financial circumstances and remain aware that rates and occupancy are interrelated.

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
June 30, 2010

period.  We evaluate these and other operating components for the Company’s consolidated portfolio, which includes the communities we own and lease, as well as for the Company’s total operating portfolio, which includes all of the communities we manage.

In the Company’s consolidated portfolio, the average monthly revenue per occupied unit increased to $3,739 in the current quarter from $3,626 in the second quarter of 2009.  The change from 2009 to 2010 represents an increase of $113 per occupied unit, or 3.1%.  This average rate increase reflects a combination of factors, including local market conditions, competition, changes in level of required care provided to residents, acquisitions, and inflationary adjustments.

In the Company’s consolidated portfolio, the average occupancy rate was 87.2% in the second quarter of 2010 compared to 86.6% in the 2009 period.  The occupancy rates increased in 2010 despite the recent general economic downturn.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

Since Emeritus Corporation’s inception in 1993, it has incurred cumulative operating losses totaling approximately $442.5 million as of June 30, 2010.  We believe that these losses have resulted from our early and continuing emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incur as the scope and complexity of the Company has grown, the impact in the early years on many of the Company’s leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  While we have generally realized growth in both the Company’s occupancy and average monthly rates, we anticipate continued net operating losses in the near term but expect to continue to generate positive cash flows from operations.  Our current emphasis is on maximizing cash flows and containing costs as we work toward improvements in occupancy and average rates, selective growth, and changes in the Company’s capital structure, such as acquisition of leased properties and refinancing of existing debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Statements of Operations as a Percentage of Total Operating Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenues and the percentage change in the dollar amounts from period to period.

					Period-to-Period Percentage of Change Fav/ (Unfav)
	Percentage of Total Operating Revenues				Three	Six
	Three Months Ended		Six Months Ended		Months Ended	Months Ended
	June 30,		June 30,		June 30,	June 30,
	2010	2009	2010	2009	2010-2009	2010-2009
Total operating revenues:	100.0%	100.0%	100.0%	100.0%	7.6%	6.8%

Expenses:
Community operations (exclusive of depreciation and amortization and community leases expense shown separately below)	65.8	63.4	66.0	64.2	(11.7)	(9.7)
General and administrative	7.3	7.2	7.3	7.0	(7.4)	(11.1)
Impairments on long-lived assets	-	-	-	0.3	100.0	100.0
Depreciation and amortization	8.6	8.1	8.7	8.9	(15.1)	(3.7)
Community leases	12.4	13.2	12.4	13.2	(1.3)	(0.6)
Total operating expenses	94.2	92.0	94.5	93.7	(10.1)	(7.6)
Operating income from continuing operations	5.8	8.0	5.6	6.3	(21.6)	(6.1)

Other income (expense):
Interest income	0.1	0.1	0.1	0.1	(30.7)	(25.7)
Interest expense	(11.4)	(11.9)	(11.5)	(11.9)	(3.0)	(3.1)
Change in fair value of interest rate swaps	-	0.3	-	0.2	(94.4)	(101.4)
Equity earnings for unconsolidated joint ventures	0.1	0.3	0.1	0.3	(46.1)	(61.9)
Others, net	-	0.1	0.1	0.1	(115.1)	27.4
Net other expense	(11.2)	(11.1)	(11.2)	(11.2)	(8.0)	(6.4)

Loss from continuing operations before income taxes	(5.4)	(3.1)	(5.6)	(4.9)	(82.3)	(22.6)
Provision for income taxes	(0.1)	(0.1)	(0.1)	(0.1)	(20.7)	(19.4)
Loss from continuing operations	(5.5)	(3.2)	(5.7)	(5.0)	(80.1)	(22.5)
Income (loss) from discontinued operations	(0.4)	-	(0.2)	-	N/M	N/M
Net loss	(5.9)	(3.2)	(5.9)	(5.0)	(93.6)	(27.4)
Net loss attributable to the noncontrolling interest	0.1	0.1	0.1	0.1	(1.3)	(5.9)
Net loss attributable to Emeritus Corporation common shareholders	(5.8%)	(3.1%)	(5.8%)	(4.9%)	(96.7)%	(28.1)%

Note: “N/M” indicates percentages that are not meaningful in the analysis.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Comparison of the Three Months Ended June 30, 2010 and 2009

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $13.9 million in the three months ended June 30, 2010, compared to $7.1 million in the prior year period.  As discussed under Liquidity and Capital Resources, the Company has incurred significant losses since its inception, but has generated positive cash flow from operating activities since 2001.

Total operating revenues increased $16.9 million, or 7.6%, to $239.1 million from $222.2 million in the prior year period.  However, total operating expenses increased at a greater rate to $225.2 million from $204.5 million, which caused operating income from continuing operations to decrease by $3.8 million to $13.9 million in the current period.  The decrease in operating income reflects a $2.7 million increase in depreciation and amortization expense, a $3.6 million increase in actuarial self-insurance adjustments and a $1.2 million increase in general and administrative expenses, as discussed below.  Our operating margin (community revenues less community operation expenses) increased to $80.3 million in the second quarter of 2010 from $79.8 million in the second quarter of 2009.  Net other expense increased by $2.0 million inclusive of interest expense, which increased by $795,000.

Total Operating Revenues:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$227,648	$219,398	$8,250	3.8%
Acquisitions, development and expansion	11,585	1,268	10,317	N/M
Unallocated community revenue	(1,446)	107	(1,553)	N/M
Community revenue	237,787	220,773	17,014	7.7%
Management fees	1,344	1,453	(109)	(7.5%)
Total operating revenues	$239,131	$222,226	$16,905	7.6%

	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,739	$3,626	$113	3.1%
Average occupancy rate	87.2%	86.6%		0.6 ppt*

* percentage point
“N/M” indicates percentages that are not meaningful in the analysis.

The increase of $8.3 million from the 264 same community portfolio consisted of $6.9 million in rate improvement and $1.4 million in occupancy gains.  As further described in the section “Same Community Comparison” below, our same community portfolio consists of those communities that we have continuously operated since January 1, 2009.  Revenue increased by $10.3 million from the acquisition, development, and expansion of 15 communities net of three dispositions since the beginning of 2009.  A decrease in unallocated community revenue of $1.6 million resulted primarily from a decrease in deferred resident move-in fees.

We earn management fee revenues by managing certain communities for third parties, including communities owned by joint ventures in which we have an ownership interest.  We charge fees based on a percentage of community revenues.  These include a joint venture with Blackstone for which we manage 23 communities (the “Blackstone JV”) and 11 other communities that we manage for third parties.  The Blackstone JV accounted for management fee revenues of $893,000 and $871,000 in the three-month periods ended June 30, 2010 and 2009 respectively.  The total decrease in management fees is due to the decrease in the number of managed communities in the current quarter compared to the prior year period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Community Operations Expense:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$146,348	$140,658	$5,690	4.0%
Acquisitions, development and expansion	8,280	1,439	6,841	N/M
Unallocated community expenses	2,824	(1,162)	3,986	343.0%
Community operations	$157,452	$140,935	$16,517	11.7%
As a percentage of total operating revenues	65.8%	63.4%		2.4 ppt

The increase of $5.7 million from the 264 same community portfolio includes a $2.8 million increase in total labor and benefits, of which payroll taxes increased $637,000, workers compensation expense increased $384,000, and salaries and wages expense increased $1.7 million, or 2.6% as compared to the same period in 2009.  The remaining increase of $2.9 million in same community operations expense was due to other general expense increases across various operating expense categories.

Another contributor to the increase in community operations expense was $6.8 million from the acquisition, development, or expansion of 15 communities net of three dispositions since the beginning of 2009.  The largest contributor was an increase in total labor and benefits of $4.3 million.

The $4.0 million increase in unallocated community expenses consists primarily of prior-year self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses.  In the second quarter of 2010, we recorded an $829,000 expense for professional and general self-insurance for prior years’ claims exposure while in the same period in 2009 we recorded a $1.7 million expense reduction.  This contributed $2.6 million to the period-over-period increase.  Additionally, we recorded an expense increase of $1.0 million for prior years’ claims exposure, representing our revised estimates of the ultimate exposure under the Company’s workers’ compensation self-insurance programs based upon actuarial valuation reports.  We continue to focus attention on worker safety and active claims management to control these expenses.

General and Administrative Expense:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
General and administrative	$17,109	$15,932	$1,177	7.4%
As a percentage of total operating revenues	7.3%	7.2%		0.1 ppt

The increase in general and administrative expenses reflects the Company’s growth over the past year.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $1.1 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase is non-cash stock compensation expense, which increased by $379,000 to $1.5 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for comparison with other providers in our industry.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities was 6.4% for the three months ended June 30, 2010 and June 30, 2009.  We compute these percentages as follows:

	Three Months Ended June 30,
	2010		2009
General and administrative expenses		$17,109		$15,932
Sources of revenue:
Owned and leased	$237,787		$220,773
Managed for third parties	27,790		29,357
Other	-		489
Total revenue for all communities		$265,577		$250,619
General and administrative expenses as a percent of all sources of revenue		6.4%		6.4%

Acquisitions and Development Expense:

Acquisition and development expenses represents primarily professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$20,655	$17,952	$2,703	15.1%
As a percentage of total operating revenues	8.6%	8.1%		0.5 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $2.2 million and an increase in amortization expense of $469,000.  The increased depreciation expense is due to the increase in the number of communities in our consolidated portfolio, which accounts for $1.5 million of the increase, as well as expansions of existing communities.

Community Leases Expense:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$24,063	$21,975	$2,088	9.5%
Above/below market rent	2,173	2,427	(254)	(10.5%)
Deferred straight-line rent accruals	3,480	4,945	(1,465)	(29.6%)
Community leases	$29,716	$29,347	$369	1.3%
As a percentage of total operating revenues	12.4%	13.2%		(0.8) ppt

The increase in community leases expense reflects an increase in operating lease expense due to four additional leased communities and rent escalators, net of an offsetting decrease in straight-line rent accruals.  We leased 82 and 79 communities under operating leases as of June 30, 2010 and 2009, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Interest Income:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest income	$131	$189	$(58)	(30.7%)
As a percentage of total operating revenues	0.1%	0.1%		- ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest on restricted deposits.

Interest Expense:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest expense	$27,211	$26,416	$795	3.0%
As a percentage of total operating revenues	11.4%	11.9%		(0.5) ppt

The increase in interest expense is due primarily to a net increase in debt obligations related to the purchase or opening of four communities in 2009 and nine new communities accounted for as capital/financing leases in 2010.

Equity Earnings for Unconsolidated Joint Ventures:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Equity earnings for unconsolidated joint ventures	$302	$560	$(258)	(46.1%)
As a percentage of total operating revenues	0.1%	0.3%		(0.2) ppt

The equity earnings of $306,000 from the Blackstone JV were offset by equity losses of $4,000 from the Stow JV for the three months ended June 30, 2010.  The equity earnings in the three months ended June 30, 2009, include equity earnings of $568,000 from the Blackstone JV, offset by equity losses of $8,000 from the Stow JV.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $175,000 in the second quarter of 2010 and $319,000 in the 2009 period.  Excluding the changes in the fair value of the interest rate swap, equity earnings from the Blackstone JV were $131,000 and $249,000 for the three months ended June 30, 2010 and 2009, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

The following table sets forth condensed combined statements of operations data for the Blackstone JV and Stow JV (in thousands except per unit and percentages):
	Three Months Ended
	June 30,
	2010	2009
Total revenues	$20,993	$20,752
Community operations expense	16,047	15,259
Operating income	3,397	3,958
Interest expense	2,706	2,647
Unrealized gain on interest rate swaps	920	1,680
Net income	1,639	2,963

Average monthly revenue per occupied unit	$4,249	$4,230
Average occupancy rate	84.5%	83.8%

Other, net:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Other, net	$(22)	$146	$(168)	N/M
As a percentage of total operating revenues	–	0.1%		(0.1) ppt

Other, net for the second quarter of 2010 consists primarily of the amortization of deferred gains of $302,000 and resident late fee finance charges of $131,000, offset by a $320,000 impairment charge related to non-operating assets and $151,000 in transaction costs.

Other, net for the 2009 period consists primarily of resident late fee finance charges of $99,000.

Income Taxes:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(326)	$(270)	$(56)	(20.7%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		- ppt

The income tax provisions in 2010 and 2009 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Income (loss) from discontinued operations	$(949)	$23	$(972)	N/M
As a percentage of total operating revenues	(0.4%)	–		(0.4) ppt

In the three months ended June 30, 2010, we recorded a $949,000 net loss on the sale of one community sold in June 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Comparison of the Six Months Ended June 30, 2010 and 2009

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $28.1 million in the six months ended June 30, 2010, compared to $22.0 million in the prior year period.

Operating income from continuing operations decreased by $1.7 million to $26.4 million in the current period.  The decrease in operating income reflects increases in general and administrative expenses of $3.4 million and depreciation and amortization of $1.5 million, as discussed below.  These increases in expenses were offset in part by increases in operating income resulting from the acquisition of communities and improvements in operating margins (community revenues less community operations expense) from $155.6 million to $158.2 million.  Net other expense increased by $3.2 million inclusive of interest expense which increased by $1.6 million.

Total Operating Revenues:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$453,564	$437,669	$15,895	3.6%
Acquisitions, development and expansion	19,501	2,650	16,851	N/M
Unallocated community revenue	(2,405)	85	(2,490)	N/M
Community revenue	470,660	440,404	30,256	6.9%
Management fees	2,675	2,920	(245)	(8.4%)
Total operating revenues	$473,335	$443,324	$30,011	6.8%

	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,719	$3,629	$90	2.5%
Average occupancy rate	87.2%	86.4%		0.8 ppt*

* percentage point
“N/M” indicates percentages that are not meaningful in the analysis.

The increase of $15.9 million from the 264 same community portfolio consisted of $12.1 million in rate improvement and $3.8 million in occupancy gains.  As further described in the section “Same Community Comparison” below, our same community portfolio consists of those communities that we have continuously operated since January 1, 2009.  Revenues increased by $16.9 million from the acquisition, development, and expansion of 15 communities net of three dispositions since the beginning of 2009.  A decrease in unallocated community revenue of $2.5 million resulted primarily from a decrease in deferred resident move-in fees.

We earn management fee revenues by managing certain communities for third parties, including communities owned by joint ventures in which we have an ownership interest.  We charge fees based on a percentage of community revenues.  These include the Blackstone JV and 11 other communities that we manage for third parties.  The Blackstone JV accounted for management fee revenues of $1.8 million and $1.7 million in the six-month periods ended June 30, 2010 and 2009 respectively.  The total decrease in management fees is due to the decrease in the number of managed communities in the current quarter compared to the prior year period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Community Operations Expense:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$294,781	$282,723	$12,058	4.3%
Acquisitions, development and expansion	13,811	2,770	11,041	N/M
Unallocated community expenses	3,882	(660)	4,542	N/M
Community operations	$312,474	$284,833	$27,641	9.7%
As a percentage of total operating revenues	66.0%	64.2%		1.8 ppt

The increase of $12.1 million from the 264 same community portfolio includes a $6.2 million increase in total labor and benefits, of which payroll taxes increased $1.9 million, workers compensation expense increased $783,000, employee benefits expense increased $948,000, and salaries and wages expense increased $2.5 million, or 1.9% as compared to the same period in 2009.  The remaining increase of $5.9 million in same community operations expense was due to increases in maintenance expenses of $1.4 million and other general expense increases across various operating expense categories.

Another contributor to the increase in community operations expense was $11.0 million from the acquisition, development, or expansion of 15 communities net of three dispositions since the beginning of 2009.  The largest contributor was an increase in total labor and benefits of $7.2 million.

The $4.5 million increase in unallocated community expenses consists primarily of prior-year self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses.  In the first six months of 2010, we recorded a $1.1 million expense for professional and general self-insurance for prior years’ claims exposure while in the same period in 2009 we recorded a $1.7 million expense reduction.  This contributed $2.8 million to the period-over-period increase.  Additionally, we recorded an expense increase of $1.2 million for prior years’ claims exposure, representing our revised estimates of the ultimate exposure under the Company’s workers’ compensation self-insurance programs based upon actuarial valuation reports.  We continue to focus attention on worker safety and active claims management to control these expenses.

General and Administrative Expense:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
General and administrative	$34,271	$30,850	$3,421	11.1%
As a percentage of total operating revenues	7.3%	7.0%		0.3 ppt

The increase in general and administrative expenses reflects the Company’s growth over the past year.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $2.9 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase is non-cash stock compensation expense, which increased by $868,000 to $2.9 million for the six months ended June 30, 2010 from $2.1 million for the six months ended June 30, 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

General and administrative expense as a percentage of operating revenues for all communities, including managed communities, may be more meaningful for comparison with other providers in our industry.  General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities was 6.5% for the six months ended June 30, 2010, compared to 6.2% for the six months ended June 30, 2009.  We compute these percentages as follows:

	Six Months Ended June 30,
	2010		2009
General and administrative expenses		$34,271		$30,850
Sources of revenue:
Owned and leased	$470,660		$440,404
Managed for third parties	55,443		58,783
Other	-		957
Total revenue for all communities		$526,103		$500,144
General and administrative expenses as a percent of all sources of revenue		6.5%		6.2%

Acquisitions and Development Expense:

Acquisition and development expenses represents primarily professional and consulting fees incurred related to community purchases and other acquisition activity.

Impairments on Long-Lived Assets:

The $1.1 million impairment loss recognized in the six months ended June 30, 2009 represents adjustments to the carrying values of certain communities that were previously held for sale.

Depreciation and Amortization Expense:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$41,101	$39,617	$1,484	3.7%
As a percentage of total operating revenues	8.7%	8.9%		(0.2) ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $4.3 million and a decrease in amortization expense of $2.8 million.  The increased depreciation expense is due to the increase in the number of communities in our consolidated portfolio as well as expansions of existing communities.  The decrease in amortization expense is due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009 and accounted for $3.8 million of the 2009 expense.  This decrease in expense was offset in part by amortization of resident contract intangibles acquired in the purchases of four communities since June 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Community Leases Expense:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$47,336	$43,571	$3,765	8.6%
Above/below market rent	4,347	4,914	(567)	(11.5%)
Deferred straight-line rent accruals	7,071	9,931	(2,860)	(28.8%)
Community leases	$58,754	$58,416	338	0.6%
As a percentage of total operating revenues	12.4%	13.2%		(0.8) ppt

The increase in community leases expense reflects an increase in operating lease expense due to five additional operating leases as well as rent escalators.  Offsetting this increase was a decrease in straight-line rent expense.  We leased 82 and 79 communities under operating leases as of June 30, 2010 and 2009, respectively.

Interest Income:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest income	$243	$327	$(84)	(25.7%)
As a percentage of total operating revenues	0.1%	0.1%		- ppt

Interest income is primarily attributable to interest earned on invested cash balances and interest on restricted deposits.

Interest Expense:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest expense	$54,252	$52,608	$1,644	3.1%
As a percentage of total operating revenues	11.5%	11.9%		(0.4) ppt

The increase in interest expense is due primarily to a net increase in debt obligations related to the purchase or opening of four communities in 2009 and nine new communities accounted for as capital/financing leases in the first quarter of 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Equity Earnings for Unconsolidated Joint Ventures:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Equity earnings for unconsolidated joint ventures	$451	$1,184	$(733)	(61.9%)
As a percentage of total operating revenues	0.1%	0.3%		(0.2) ppt

The equity earnings of $476,000 from the Blackstone JV were offset by equity losses of $25,000 from the Stow JV for the six months ended June 30, 2010.  The equity earnings in the six months ended June 30, 2009 include equity earnings of $1.3 million from the Blackstone JV, offset by equity losses of $71,000 from the Stow JV.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $197,000 in the first six months of 2010 and $799,000 in the 2009 period.  Excluding the changes in the fair value of the interest rate swap, equity earnings from the Blackstone JV were $279,000 and $457,000 for the six months ended June 30, 2010 and 2009, respectively.

The following table sets forth condensed combined statements of operations data for the Blackstone JV and Stow JV (in thousands except per unit and percentages):
	Six Months Ended
	June 30,
	2010	2009
Total revenues	$41,686	$41,124
Community operations expense	31,972	30,815
Operating income	6,615	7,608
Interest expense	5,422	5,438
Unrealized gain on interest rate swaps	1,035	4,203
Net income	2,284	6,452

Average monthly revenue per occupied unit	$4,271	$4,208
Average occupancy rate	83.5%	83.5%

Other, net:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Other, net	$456	$358	$98	27.4%
As a percentage of total operating revenues	0.1%	0.1%		- ppt

Other, net for the first six months of 2010 consists primarily of the amortization of deferred gains of $607,000 and resident late fee finance charges of $270,000, offset by a $320,000 impairment charge related to non-operating assets and $161,000 in transaction costs.

Other, net for the 2009 six-month period consists primarily of resident late fee finance charges of $283,000.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Income Taxes:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(645)	$(540)	$(105)	(19.4%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		- ppt

The income tax provisions in 2010 and 2009 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Six Months Ended June 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(1,170)	$(51)	$(1,119)	N/M
As a percentage of total operating revenues	(0.2%)	–		(0.2) ppt

In the first six months of 2010, we recorded a $949,000 net loss on the sale of one community sold in June 2010 as well as a $221,000 net loss on one community sold in January 2010.

Same Community Comparison

Of the 283 communities included in our consolidated portfolio at June 30, 2010, we include 264 communities in our “same communities” definition.  For purposes of comparing the three months ended June 30, 2010 and 2009, same communities are defined as those communities that we have continuously operated since January 1, 2009, and do not include properties where new expansion projects were opened during the comparable periods, or communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses, unallocated community revenues and expenses and impairment losses on long-lived assets.

	Three Months Ended June 30,
	(In thousands)
	2010	2009	$ Δ Fav/(Unfav)	% Δ Fav/(Unfav)
Revenue	$227,648	$219,398	$8,250	3.8%
Community operations expense*	(146,348)	(140,658)	(5,690)	(4.0)
Community operating income	81,300	78,740	2,560	3.3
Depreciation and amortization	(14,644)	(14,180)	(464)	(3.3)
Community leases expense	(28,606)	(27,342)	(1,264)	(4.6)
Operating income	38,050	37,218	832	2.2
Interest expense, net	(20,850)	(20,849)	(1)	(0.0)
Operating income after interest expense	$17,200	$16,369	$831	5.1%

* exclusive of depreciation and amortization and community lease expense shown separately

These same communities represented 95.7% of our total community revenue for the second quarter of 2010.

	Three Months Ended June 30,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,742	$3,628	$114	3.1%

Average occupancy rate	87.4%	86.9%		0.5 ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Of the $8.3 million increase in same community revenues, $6.9 million was due to improvements in average revenue per occupied unit and $1.4 million was due to improved occupancy.

The increase of $5.7 million in community operations expense from the 264 same community portfolio includes a $2.8 million increase in total labor and benefits, of which payroll taxes increased $637,000, workers compensation expense increased $384,000, and salaries and wages expense increased $1.7 million, or 2.6% as compared to the same period in 2009.  The remaining increase of $2.9 million in same community operations expense was due to general expense increases across various operating expense categories.

Property-related expenses (depreciation and amortization, community leases expense, and interest expense, net of interest income) for our same communities increased by approximately $1.7 million, primarily as a result of increased community leases expense related to annual rent escalators contained in our lease agreements.

Operating income after interest expense for our same communities increased by $831,000 to $17.2 million in the current quarter from $16.4 million in the prior year quarter as a result of the items discussed above.

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

At June 30, 2010, we had cash and equivalents on hand of $50.9 million compared to $46.1 million at December 31, 2009.  We had working capital deficits of $26.3 million and $7.5 million at June 30, 2010 and December 31, 2009, respectively, with the change arising primarily due to an increase in the current portion of long-term debt.

The Company has incurred significant operating losses since its inception.  Due to the nature of our business, it is not unusual for us to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues.  This can result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, our working capital deficit at June 30, 2010 includes the following non-cash items: a $17.8 million deferred tax asset and, as part of current liabilities, $30.4 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to increase from year to year in such a way as to require the use of significant cash, except for long-term debt of $77.8 million that matures in 2011, of which $22.8 million is included in current portion of long-term debt at June 30, 2010.  However, we intend to refinance or retire these 2011 obligations prior to their respective due dates.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  Whether or not we are able to refinance the 2011 obligations, we believe the Company will be able to generate sufficient cash flows to support its operating activities and will have adequate sources of cash for all necessary investing and financing activities, including required debt service and capital expenditures, for at least the next twelve months.

On August 5, 2010, the Sunwest Joint Venture closed on the purchase of 132 communities, with an additional 12 community purchases expected to close by the end of 2010.  Emeritus funded from cash on hand approximately $19.0 million as its equity contribution at closing, representing an approximate equity interest of 5.8% in the Sunwest Joint Venture.  For further details of this transaction see Note 13, Subsequent Events—Sunwest Joint Venture, in Notes to Condensed Consolidated Financial Statements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):
	Six Months Ended June 30,
	2010	2009

Cash provided by operating activities	$37,923	$33,349
Cash used in investing activities	(15,370)	(22,463)
Cash (used in) provided by financing activities	(17,711)	3,347
Net increase in cash and cash equivalents	4,842	14,233
Cash and cash equivalents at the beginning of the period	46,070	27,254
Cash and cash equivalents at the end of the period	$50,912	$41,487

In the first six months of 2010 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.  The increase from 2009 to 2010 indicated above is due primarily to fluctuations in the levels of current assets and liabilities due to the timing of cash receipts and payments.

We used cash in investing activities in the first six months of 2010 primarily for capital expenditures, which amounted to $10.1 million, and acquisition deposits and other assets of $4.5 million.  In the prior year period, we paid $10.6 million for the purchase of a community and received $2.7 million in cash from the sale of a community.  Other capital expenditures in the 2009 period totaled $16.1 million.  We received cash distributions from our unconsolidated joint ventures of $869,000 and $1.0 million in the 2010 and 2009 periods, respectively.

We used cash in financing activities in the current period primarily for scheduled principal payments on long-term debt and capital leases.  In the prior year period, we borrowed $10.9 million to finance the purchase of a community and community expansion projects.

At June 30, 2010, the Company had payment obligations for long-term debt and capital and financing leases due in the next 12 months totaling approximately $54.4 million.  In addition, for the year ending December 31, 2010, we anticipate that we will make investments of approximately $20.0 to $22.0 million for capital expenditures.

The Company is party to a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows the Company to obtain letters of credit from the lender if outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a fixed charge coverage ratio of 1.1 to 1.0.  In addition, we must maintain liquid assets (cash, cash equivalents and/or publicly traded marketable securities) with an aggregate fair value of at least $10.0 million in excess of the outstanding balance at any time under the line of credit.  There were no outstanding borrowings under the line of credit as of June 30, 2010.  The agreement expires on June 30, 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Payment Commitments

The following table summarizes the Company’s contractual obligations at June 30, 2010, (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,384,298	$41,671	$372,417	$100,119	$870,091
Capital and financing leases including current portion	214,531	12,705	30,072	37,416	134,338
Operating leases	1,042,590	104,984	220,605	225,460	491,541
Liability related to unrecognized tax benefits (1)	2,505	-	-	-	-
	$2,643,924	$159,360	$623,094	$362,995	$1,495,970

 (1) We have recognized total liabilities related to unrecognized tax benefits of $2.5 million as of June 30, 2010.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on the Company’s contractual obligations at June 30, 2010, (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$504,885	$88,392	$142,815	$118,318	$155,360
Capital and financing lease obligations	104,053	15,325	27,721	22,949	38,058
	$608,938	$103,717	$170,536	$141,267	$193,418

The amounts above do not include our guarantee of the mortgage debt payable to a bank by the Stow JV in which Emeritus has a 50% ownership interest.  We account for the Stow JV as an unconsolidated equity method investment.  As of June 30, 2010, the loan balance was $8.1 million with variable rate interest at LIBOR plus 3.50%.  Emeritus and the other member of the Stow JV have each provided to the lender an unconditional guarantee of payment of this mortgage loan.  In the event that the Company would be required to repay this loan, we would be entitled to recoup 50% of such payment from the other member of the Stow JV.

Financial Covenants and Cross-Defaults

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

In addition, many of the lease and debt instruments contain cross-default provisions whereby a default under one obligation can cause a default under one or more other obligations.  Accordingly, an event of default could have a material adverse effect on our financial condition if a lender or property owner exercised its rights under an event of default.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

As of June 30, 2010, the Company has approximately $1.4 billion outstanding of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $975.4 million, or approximately 71% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (“SPE”s) and are secured by the assets of each SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $278.7 million, or approximately 20% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to SPEs and are secured by the assets of each SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of the SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company’s guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $129.1 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 9% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company’s guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of June 30, 2010, we operated 116 communities under long-term lease arrangements, of which 88 were leased from publicly traded REITs.  Of the 116 leased properties, 42 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  As of June 30, 2010, we were in violation of quarterly financial covenants on two mortgage loans with one lender.  The loans have a combined outstanding principal balance of $9.9 million.  We have obtained a waiver for each of the two loans from the lender for the quarter ending June 30, 2010 and, as such, the Company was not in default as of June 30, 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements other than community operating leases.  For additional information on the community operating leases, see Note 4, Acquisitions and Other Significant Transactions and the discussions of Community Leases Expense contained elsewhere in this section.

Significant Accounting Policies and Use of Estimates

Critical accounting policies are those that we believe are both most important to the portrayal of the Company’s financial condition and results of operations, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in the Company reporting materially different amounts under different conditions or using different assumptions.

We believe that our accounting policies regarding long-term investments, asset impairments, self-insurance reserves, income taxes, lease accounting, and stock-based compensation are the most critical in understanding the judgments involved in our preparation of the Company’s consolidated financial statements.  Those financial statements reflect our revisions to such estimates in the period in which the facts that give rise to the revision became known.  A detailed discussion of these and other accounting policies is contained in Note 1, Description of Business and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed on March 15, 2010.

Goodwill Impairment Test

We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed the estimated fair value of the Company.  We use market capitalization as a triggering event that may indicate possible impairment of goodwill in interim periods.  We performed the annual impairment test as of October 31, 2009 and concluded that no impairment charge was required.  As of June 30, 2010, the Company’s market capitalization was substantially in excess of its carrying value, indicating that an impairment of goodwill is not evident.  We also noted that there were no facts or circumstance during the first six months of 2010 that indicated that our carrying value exceeded the estimated fair value of the Company.

Impact of Inflation

Inflation could affect the Company’s future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 10.6% of revenues for the six months ended June 30, 2010.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on the Company’s financial position, revenues, income from continuing operations or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact the Company’s financial position, results of operations or cash flows in the foreseeable future.

Non-GAAP Measures

A non-generally accepted accounting principle (“non-GAAP”) financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most GAAP measures.  In this report, we define and use the non-GAAP financial measures of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)/Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring and Rent Costs (“EBITDAR”), as set forth below:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

Definition of Adjusted EBITDA/EBITDAR

We define Adjusted EBITDA as net loss adjusted for:

•	Income or losses from discontinued operations,
•	provision or benefit for income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	noncontrolling interests,
•	gains or losses on sale of assets, termination of leases, or investments,
•	acquisition and development expenses,
•	depreciation and amortization,
•	deferred straight-line rent accruals and above/below market rent amortization,
•	deferred move-in fee revenues,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock-based compensation expense,
•	interest expense,
•	change in fair value of interest rate swaps,
•	loan prepayment fees and debt refinancing costs,
•	interest income, and
•	other non-cash unusual adjustments

We define Adjusted EBITDAR as Adjusted EBITDA plus operating lease expense.

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
June 30, 2010

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

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(14,143)	$(7,304)	$(28,545)	$(22,399)
Equity earnings in unconsolidated joint ventures	(302)	(560)	(451)	(1,184)
Provision for income taxes	326	270	645	540
Depreciation and amortization	20,655	17,952	41,101	39,617
Interest expense	27,211	26,416	54,252	52,608
Interest income	(131)	(189)	(243)	(327)
Non-cash stock option compensation expenses	1,495	1,116	2,931	2,063
Amortization of deferred gains	(302)	(74)	(607)	(148)
Deferred straight-line rent	3,480	4,945	7,071	9,931
Above/below market rent amortization	2,173	2,427	4,347	4,914
Deferred revenues	1,496	(57)	2,505	15
Change in fair value of interest rate swaps	(42)	(752)	12	(842)
Impairment of long-lived assets	320	36	320	1,132
Acquisition and development expenses	459	351	512	464
Discontinued operations	949	(23)	1,170	51
Actuarial self-insurance reserve adjustments	1,864	(1,726)	2,461	(1,726)
Adjusted EBITDA	45,508	42,828	87,481	84,709
Operating lease expense	24,063	21,975	47,336	43,571
Adjusted EBITDAR	$69,571	$64,803	$134,817	$128,280

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

The table below shows the reconciliation of Adjusted EBITDA/EBITDAR to cash provided by operating activities for the periods indicated (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Adjusted EBITDAR	$69,571	$64,803	$134,817	$128,280
Provision for income taxes	(326)	(270)	(645)	(540)
Interest expense	(27,211)	(26,416)	(54,252)	(52,608)
Interest income	131	189	243	327
Operating lease expense	(24,063)	(21,975)	(47,336)	(43,571)
Acquisition and development expenses	(459)	(351)	(512)	(464)
Actuarial self-insurance reserve adjustments	(1,864)	1,726	(2,461)	1,726
Amortization of loan fees	760	797	1,512	1,572
Allowance for doubtful receivables	1,073	902	2,135	1,634
Changes in operating assets and liabilities, net	2,954	(7,613)	4,458	(3,410)
Discontinued operationscash component	(0)	108	10	79
Other	(20)	259	(46)	324
Net cash provided by operating activities	$20,546	$12,159	$37,923	$33,349

Cash From Facility Operations

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	changes in operating assets and liabilities,
•	principal amortization of capital lease obligations,
•	recurring routine capital expenditures, and
•	distributions (to) from unconsolidated joint ventures, net.

Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO.  Amounts excluded from recurring routine capital expenditures consist primarily of community acquisitions, new construction, computer hardware and software purchases, and purchases of vehicles.

Management’s Use of Cash From Facility Operations

We use CFFO to assess the Company’s overall liquidity and to determine levels of executive compensation.  This measure provides an assessment of controllable expenses and affords us the ability to make decisions that facilitate meeting our current financial and liquidity goals as well as to achieve optimal financial performance.  It provides an indicator for us to determine if we need to make adjustments to our current spending decisions.

This metric measures the Company’s liquidity based on operational factors that management can influence in the short-term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by our senior management and board of directors (i) to review our ability to service the Company’s outstanding indebtedness (including the Company’s credit facilities and long-term leases), (ii) to assess our ability to make regular recurring routine capital expenditures to maintain and improve the Company’s communities on a period-to-period basis, (iii) for planning purposes, including preparation of our annual budget, (iv) in setting various covenants in the Company’s credit agreements and (v) in determining levels of executive compensation.  Our debt and lease agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year.  Historically, we have spent in excess of these per unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we will be in default of the applicable debt or lease agreement, which could trigger cross-default provisions in the Company’s outstanding debt and lease arrangements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS – CONTINUED
June 30, 2010

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

The following table shows the reconciliation of net cash provided by operating activities to cash flows from facility operations for the periods indicated (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$20,546	$12,159	$37,923	$33,349
Remove effect of changes in operating assets and liabilities	(2,954)	7,613	(4,458)	3,410
Recurring capital expenditures	(3,055)	(3,723)	(5,847)	(7,582)
Repayment of capital lease and financing obligations	(2,980)	(2,274)	(5,854)	(4,508)
Distributions from unconsolidated joint ventures, net	490	470	869	1,018
Cash From Facility Operations	$12,047	$14,245	$22,633	$25,687

We define recurring capital expenditures as costs to maintain the communities for their intended business purpose and exclude expenditures for acquisitions, development and expansions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  At June 30, 2010, we had approximately $149.8 million of variable rate borrowings based on monthly LIBOR.  Of the total variable rate debt of $149.8 million, $27.1 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1% change in the monthly LIBOR on this $27.1 million in variable rate debt, annual interest expense will either increase or decrease by $271,000.  As of June 30, 2010, the weighted average variable rate is 3.40% in excess of the monthly LIBOR on $27.1 million of the variable rate debt, and the monthly LIBOR was 0.34563%.  In addition, we have variable rate debt of $122.7 million that has LIBOR floors at a weighted average floor of 2.58% and a weighted average spread of 3.88%, for a total weighted average rate of 6.46%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 2.58% weighted average floor.  Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2010.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

We currently have one interest rate swap contract with a notional amount of $19.6 million.  A 100-basis point increase in interest rates would increase the fair value of this swap by approximately $397,000 and a 100-basis point decrease in interest rates would decrease the fair value of this swap by approximately $402,000.

The downturn in the United States housing market in 2008 and 2009 triggered a constriction in the availability of credit that is expected to continue throughout 2010.  This could affect our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our co-chief executive officers and our chief financial officer, evaluated the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2010.  Based on that evaluation, our co-chief executive officers and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

(b)  Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through June 30, 2010.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the second quarter of 2010, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2010	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number

10.8	Office Lease
	10.8.1	Office Lease dated June 29, 2010 between Selig Holdings Company as lessor, and registrant, as lessee.	(3)
10.9	Executive Employment Agreements.
	10.9.3	First Amendment to Employment Agreement between Emeritus Corporation and Raymond R.	(3)
		Brandstrom Jr., effective June 23, 2010.
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.5	First Amendment to Amended and Restated Shareholders Agreement effective April 30, 2010	(3)
		among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc.
	10.71.23	First Amended and Restated Promissory Note Dated July 9, 2010 in the principal amount of $50.0	(3)
		million payable to Health Care Reit, Inc.
10.78	Documents Relating to the BRE/SW Portfolio LLC (144 communities) Dated 2010.
	10.78.01	Limited Liability Company Agreement by and between Emeritus Corporation, CPDF II, LLC and	(1)
		BRE/SW Member LLC dated January 15, 2010.
	10.78.02	Agreement of Purchase and Sale dated January 15, 2010 between Stayton SW Assisted Living, LLC	(1)
		and BRE/SW Portfolio LLC dated January 15, 2010.
	10.78.03	Amendment No. 1 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(1)
		and BRE/SW Portfolio LLC Dated February 12, 2010.
	10.78.04	Amendment No. 2 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(1)
		and BRE/SW Portfolio LLC Dated March 25, 2010.
	10.78.05	Amendment No. 3 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(3)
		and BRE/SW Portfolio LLC Dated March 25, 2010.
10.80	Documents Relating to the Purchase of HCP (4 Communities) Dated 2010.
	10.80.01	Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P.,	(2)
		as Lessor, and Emeritus Corporation, as Lessee, dated as of May 14, 2010.
31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(3)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 9, 2010.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(3)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated August 9, 2010.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(3)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 9, 2010.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(3)
		of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated August 9, 2010.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(3)
		of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated August 9, 2010.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(3)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 9, 2010.

Footnotes:

(1)	Filed as the indicated Exhibit to Form 8-K filed on May 18, 2010 and incorporated herein by reference.
(2)	Filed as the indicated Exhibit to Form 8-K filed on May 19, 2010 and incorporated herein by reference.
(3)	Filed herewith.