Form 10-Q
period 2010-09-30
EMERITUS CORP\WA\
filed 2010-11-05
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2010

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
____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 1, 2010, there were 39,543,532 shares of the Registrant’s Common Stock, par value $0.0001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

ASSETS
	September 30,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$42,753	$46,070
Short-term investments	2,634	2,208
Trade accounts receivable, net of allowance of $1,228 and $1,009	16,630	10,861
Other receivables	5,536	7,251
Tax, insurance, and maintenance escrows	23,574	23,565
Prepaid insurance expense	23,668	25,968
Deferred tax asset	17,970	17,756
Other prepaid expenses and current assets	6,192	5,463
Total current assets	138,957	139,142
Investments in unconsolidated joint ventures	21,067	2,091
Property and equipment, net of accumulated depreciation of $280,949 and $222,518	1,729,065	1,716,472
Restricted deposits	14,140	14,349
Goodwill	74,376	74,755
Other intangible assets, net of accumulated amortization of $35,753 and $28,883	108,246	116,418
Other assets, net	22,132	26,713
Total assets	$2,107,983	$2,089,940

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$47,686	$21,324
Current portion of capital lease and financing obligations	13,355	11,144
Trade accounts payable	5,783	5,928
Accrued employee compensation and benefits	47,442	37,624
Accrued interest	7,690	8,013
Accrued real estate taxes	14,334	10,715
Accrued professional and general liability	9,646	8,445
Other accrued expenses	15,947	14,033
Deferred revenue	13,638	10,729
Unearned rental income	17,002	18,669
Total current liabilities	192,523	146,624
Long-term debt obligations, less current portion	1,325,517	1,375,088
Capital lease and financing obligations, less current portion	212,959	165,372
Deferred gain on sale of communities	6,207	7,111
Deferred straight-line rent	47,048	34,659
Other long-term liabilities	40,864	42,188
Total liabilities	1,825,118	1,771,042
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 39,530,032 and 39,274,590 shares	4	4
Additional paid-in capital	731,531	725,652
Accumulated other comprehensive income	930	807
Accumulated deficit	(456,184)	(414,381)
Total Emeritus Corporation shareholders' equity	276,281	312,082
Noncontrolling interest-related party	6,584	6,816
Total shareholders' equity	282,865	318,898
Total liabilities, shareholders' equity, and noncontrolling interest	$2,107,983	$2,089,940

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Community revenue	$246,030	$224,348	$716,690	$664,752
Management fees	3,934	1,439	6,609	4,359
Total operating revenues	249,964	225,787	723,299	669,111

Expenses:
Community operations (exclusive of depreciation and amortization
and community lease expense shown separately below)	164,343	149,393	476,817	434,226
General and administrative	18,423	16,351	52,694	47,201
Acquisitions and development	547	78	898	465
Impairments on long-lived assets	–	623	–	1,755
Depreciation and amortization	20,244	18,632	61,345	58,249
Community leases	31,988	29,234	90,742	87,650
Total operating expenses	235,545	214,311	682,496	629,546
Operating income from continuing operations	14,419	11,476	40,803	39,565

Other income (expense):
Interest income	123	575	366	902
Interest expense	(27,101)	(26,743)	(81,353)	(79,351)
Change in fair value of interest rate swaps	(170)	(221)	(182)	621
Equity earnings (losses) for unconsolidated joint ventures	(770)	(76)	(319)	1,108
Other, net	480	447	936	805
Net other expense	(27,438)	(26,018)	(80,552)	(75,915)

Loss from continuing operations before income taxes	(13,019)	(14,542)	(39,749)	(36,350)
Provision for income taxes	(326)	(360)	(971)	(900)
Loss from continuing operations	(13,345)	(14,902)	(40,720)	(37,250)
Loss from discontinued operations	(559)	(1,319)	(1,729)	(1,370)
Net loss	(13,904)	(16,221)	(42,449)	(38,620)
Net loss attributable to the noncontrolling interest	229	232	646	675
Net loss attributable to Emeritus Corporation common shareholders	$(13,675)	$(15,989)	$(41,803)	$(37,945)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.34)	$(0.38)	$(1.02)	$(0.94)
Discontinued operations	(0.01)	(0.03)	(0.04)	(0.03)
	$(0.35)	$(0.41)	$(1.06)	$(0.97)

Weighted average common shares outstanding; basic and diluted	39,477	39,208	39,353	39,158

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(42,449)	$(38,620)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	61,345	58,249
Amortization of above/below market rents	6,531	7,341
Amortization of deferred gains	(904)	(460)
Loss on sale of assets	1,179	–
Impairment of long-lived assets	721	2,989
Amortization of loan fees	2,251	2,434
Allowance for doubtful receivables	3,614	2,242
Equity investment losses (earnings)	319	(1,108)
Stock based compensation	4,477	3,250
Change in fair value of interest rate swaps	182	(621)
Other	(71)	396
Changes in operating assets and liabilities
Deferred straight-line rent	11,231	14,771
Deferred revenue	3,456	475
Change in other operating assets and liabilities	8,617	3,772
Net cash provided by operating activities	60,499	55,110

Cash flows from investing activities:
Acquisition of property and equipment	(15,427)	(22,416)
Community acquisition	–	(10,579)
Acquisition deposits	–	(6,345)
Sale of property and equipment and other assets	2,733	2,677
Lease and contract acquisition costs	(739)	(194)
Payments from affiliates and other managed communities, net	850	798
Distributions from (contributions to) unconsolidated joint ventures, net	(19,295)	1,589
Net cash used in investing activities	(31,878)	(34,470)

Cash flows from financing activities:
Proceeds from sale of stock	1,402	629
Noncontrolling interest contribution	414	–
Decrease (increase) in restricted deposits	297	(477)
Debt issuance and other financing costs	(1,978)	(564)
Proceeds from long-term borrowings and financings	–	16,008
Repayment of long-term borrowings and financings	(23,209)	(4,397)
Repayment of capital lease and financing obligations	(8,864)	(7,003)
Net cash provided by (used in) financing activities	(31,938)	4,196

Net increase (decrease) in cash and cash equivalents	(3,317)	24,836
Cash and cash equivalents at the beginning of the period	46,070	27,254
Cash and cash equivalents at the end of the period	$42,753	$52,090

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$79,360	$74,658
Cash paid during the period for income taxes	1,022	2,864
Cash received during the period for income tax refunds	1,809	421
Non-cash financing and investing activities:
Capital lease and financing obligations	37,709	295
Unrealized gain on investment in marketable equity securities	123	1,235
Purchase and sale-leaseback transaction:
Increase in property and equipment	22,070	968
Increase in intangible assets	1,530	–
Increase in deferred gain	–	(5,212)
Decrease in deferred straight-line rent	–	129
Financing lease obligation	(23,600)	4,115
Adjustments related to purchase and sale of leased property:
Decrease in capital lease assets	(2,756)	–
Decrease in capital lease obligations	2,648	–

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2009	39,274,590	$4	$725,652	$807	$(414,381)	$6,816	$318,898
Issuances of shares under Employee Stock Purchase Plan	31,533	–	449	–	–	–	449
Options exercised	223,909	–	953	–	–	–	953
Stock option compensation expense	–	–	4,477	–	–	–	4,477
Capital contribution	–	–	–	–	–	414	414
Components of comprehensive loss:
Net loss	–	–	–	–	(41,803)	(646)	(42,449)
Unrealized gain on marketable securities	–	–	–	123	–	–	123
Comprehensive loss	–	–	–	–	–	–	(42,326)
Balances as of September 30, 2010	39,530,032	$4	$731,531	$930	$(456,184)	$6,584	$282,865

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

1.	Description of Business

Emeritus Corporation is an assisted living, Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  Through these communities, we provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of September 30, 2010, the Company owned 163 communities and leased 115 communities.  These 278 communities comprise the communities included in the condensed consolidated financial statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of September 30, 2010, we managed 174 communities, of which 159 are owned by joint ventures in which the Company has a financial interest.  Management agreements typically provide for fees of 5% to 6% of gross or collected revenues.

Emeritus has one operating segment, which is assisted living and related services.

Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our,” or similar terms and “Emeritus” refer to Emeritus Corporation, together with its consolidated subsidiaries.

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

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to state fairly the Company’s financial position, results of operations, and cash flows as of September 30, 2010 and for all periods presented.  Except as otherwise disclosed in these Notes, such adjustments are of a normal, recurring nature.  The Company’s results of operations for the period ended September 30, 2010 are not necessarily indicative of the results of operations that it may achieve for the full year ending December 31, 2010.  We presume that readers of this interim financial information in this Quarterly Report on Form 10-Q have read or have access to the Company’s 2009 audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

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

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on fair value for all stock-based awards, which amounted to approximately $1.5 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $4.5 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the nine months ended September 30, 2010:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	$(000)
Outstanding at beginning of period	3,320,976	$16.52	$16,091
Granted	88,500	$18.50	$–
Exercised	(223,909)	$4.26	$2,650
Forfeited/expired	(93,975)	$16.72	$–
Outstanding at end of period	3,091,592	$17.46	$9,518

Options exercisable	1,541,328	$19.29	$4,935

Weighted average fair value of options granted		$10.50

Options exercisable in the money	497,572		$4,935
Options exercisable out of the money	1,043,756		$–

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Sunwest Joint Venture

In January 2010, we entered into a joint venture agreement with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”) and an entity controlled by Daniel R.  Baty, the Company’s Chairman and Co-Chief Executive Officer (“Columbia Pacific”) (the “Joint Venture Agreement”), pursuant to which the Company, Blackstone and Columbia Pacific formed a joint venture that operates under the name of BRE/SW Portfolio LLC (the “Sunwest JV”).  The initial purpose of the Sunwest JV is to acquire a portfolio of communities (the “Properties”) formerly operated by an Oregon limited liability company (“Sunwest”).

On January 15, 2010, the Joint Venture entered into a purchase and sale agreement with Sunwest to acquire the Properties.  On May 17, 2010, the U.S. District Court for the District of Oregon (the “Court”) approved the purchase and sale agreement, as amended (the “Purchase Agreement”), and on July 13, 2010, the Court confirmed Sunwest’s plan of reorganization.

On August 5, 2010 and September 1, 2010, the Sunwest JV closed on the purchase of 132 Properties and eight Properties, respectively.  The purchase of an additional four Properties, three of which we are managing for Sunwest, are deferred until finalization of consents with lenders and other matters.  The aggregate unadjusted purchase price for the 144 Properties is approximately $1.3 billion and the consideration included (i) approximately $285.0 million in a combination of cash and membership interests in the Sunwest JV and (ii) the assumption by the Sunwest JV of secured debt and other liabilities of approximately $980.2 million.  The Company paid cash at closing of $19.0 million for its initial capital contribution and will be required to make an additional contribution of approximately $2.0 million over the next two years.

Pursuant to the Purchase Agreement, among other things, existing Sunwest investors (the “Investors”) had the option to either (1) sell their ownership interests in one or more Properties for cash or (2) exchange their ownership interests in the Properties for indirect equity interests in the Sunwest JV.  Investors choosing the second option contributed their interests in the Properties (the “Contributed Interests”) to a newly formed entity owned entirely by such Investors (the “Rollover Member”).  The Rollover Member immediately further contributed the Contributed Interests to the Sunwest JV in exchange for, at the election of the Investors, preferred equity interests or common equity interests in the Sunwest JV.  As of September 30, 2010, common equity interests held by the Rollover Member amounted to approximately 15.9% of the initial equity of the Sunwest JV.  The initial equity interests in the Sunwest JV of Blackstone, Columbia Pacific and Emeritus were 67.3%, 11.0% and 5.8%, respectively.  We expect that the equity interests in the Sunwest JV of the members will change slightly over time as the Sunwest JV completes the deferred transactions, the final Rollover Member amounts are determined, and additional anticipated funding for capital expenditures is completed.  The Joint Venture Agreement provides that Blackstone has final authority with respect to all major decisions regarding the Sunwest JV, including final approval of operating and capital budgets.

The Joint Venture Agreement provides for cash distributions from the Sunwest JV to the members in accordance with their ownership interests; however, the Company is entitled to distributions at increasing levels in excess of its ownership percentage if certain Sunwest JV performance criteria are achieved.  The Joint Venture Agreement also provides that in the event Blackstone desires to sell a specified portion of the Properties, all of the Properties or its membership interest in the Sunwest JV, we will have the right of first opportunity to purchase such Properties or membership interest, as applicable.

The 144 Properties included in the purchase are comprised of approximately 11,769 units and are similar in operating characteristics to our existing portfolio of senior living communities.

As contemplated by the Purchase Agreement, the Company entered into management agreements with the Sunwest

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

JV to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  As of September 30, 2010, five of the communities owned by the Sunwest JV were managed by third parties.  We are accounting for the Sunwest JV as an unconsolidated equity method investee in the Company’s consolidated financial statements.

2010 Emeritus at Marlton Crossing Lease

In September 2010, we purchased a 110-unit assisted living community located in New Jersey and simultaneously entered into a sale-leaseback agreement with affiliates of HCP, Inc. (“HCP”).  The lease expires in September 2020 and we have two ten-year renewal options available.  The initial annual base rent is approximately $1.2 million with annual scheduled increases.  We are accounting for this lease as a financing lease and recorded property and equipment of $13.7 million, a resident contract intangible asset of $930,000 and a financing lease obligation of $14.7 million.  We expensed transaction costs of approximately $189,000.

2010 HCP, Inc. Lease

In May 2010, we entered into an agreement with HCP for the lease of four senior living communities (collectively, the “HCP Lease”).  The communities, located in Illinois and Texas, consist of 400 assisted living units and 152 skilled nursing units.

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

2010 Eastover Lease

In February 2010, we purchased an 88-unit assisted living community located in North Carolina and simultaneously entered into a sale-leaseback agreement.  The lease expires in November 2018 and there are two ten-year renewal options available.  The initial annual base rent is approximately $793,000 with annual scheduled increases.  We are accounting for this lease as a financing lease and recorded property and equipment for $8.3 million, a resident contact intangible asset of $600,000 and a financing lease obligation of $8.9 million.  We expensed transaction costs of approximately $185,000.

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

2009 Trace Point Acquisition

In October 2009, we purchased Trace Pointe, a 100-unit assisted living and memory care community that we previously managed for Columbia Pacific.  The purchase price was $15.8 million, of which we financed $12.1 million with mortgage debt and $2.0 million with an unsecured note payable to an affiliate of Mr. Baty, with the balance paid in cash.

2009 Courtyard at Merced Acquisition

In October 2009, we purchased Courtyard at Merced, an 83-unit assisted living and memory care community from Ventas Realty, LP (“Ventas”) that we previously operated under a management contract.  The purchase price was

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

$6.3 million and was financed with a three-year first mortgage note from Ventas for $5.0 million, with the balance paid in cash.

2009 College Park Acquisition

In June 2009, we purchased College Park, an 85-unit assisted living community that we previously managed for Columbia Pacific.  The purchase price was $10.6 million, of which $7.8 million was financed with mortgage debt and $1.2 million was financed with an unsecured note payable to an affiliate of Mr. Baty with the balance of the purchase price paid in cash.

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

In September 2010, we entered into an amendment to a credit agreement related to $19.5 million of mortgage debt secured by three communities.  Under the terms of the amended credit agreement, we prepaid $5.0 million of the principal balance and terminated the related interest rate swap contract.  The interest rate on the debt, which was effectively fixed at 6.35% with the swap, was changed to a variable rate equal to the 90-day London Interbank Offered Rate (“LIBOR”) plus 4.25%.  All other terms of the credit agreement remained unchanged.

In August 2010, we paid off the outstanding balance of a mortgage loan in the amount of $2.8 million.  The interest rate on the loan was 10.54% and it was due to mature in January 2011.

On July 9, 2010, we entered into an agreement to extend the maturity date on an existing $50.0 million loan with HCN (the “HCN Note”).  The HCN Note, originally due July 1, 2011, was extended to July 1, 2014.  The current interest rate of 8.5% will increase by 0.15% on each anniversary date beginning July 1, 2011.  Monthly payments of interest only are due through June 1, 2011, with additional principal payments of $200,000 per month due July 1, 2011 and each month thereafter until maturity.  In the event the Company issues securities with net proceeds to the Company in excess of $150.0 million, then such excess proceeds must be used to reduce the principal balance on the HCN Note.  In addition, if the Company makes any principal payments on its $51.4 million of loans with Nationwide Health Properties, Inc., then the Company must make a like payment on the HCN Note.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

Revolving Line of Credit

The Company is party to a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which provides a $25.0 million unsecured revolving line of credit.  The line of credit was extended to June 30, 2011.  The line of credit allows the Company to obtain letters of credit from the lender, if the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The interest rate on the line of credit is our choice of either (a) a fluctuating rate equal to the daily one-month LIBOR plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, Wells Fargo requires the Company to pay fees equal to 1.0% of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a fixed charge coverage ratio of 1.1 to 1.0.  In addition, we must maintain liquid assets (cash, cash equivalents and/or publicly traded marketable securities) with an aggregate fair value of at least $10.0 million in excess of the outstanding balance at any time under the line of credit.  There were no outstanding borrowings under the line of credit as of September 30, 2010.

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.  As of September 30, 2010, the Company was in violation of certain financial and occupancy covenants in one debt agreement.  We have obtained a waiver from the lender and, as such, the Company was in compliance as of September 30, 2010.  We have classified this loan, which matures in May 2011, as current in the condensed consolidated balance sheet as of September 30, 2010.  In October 2010, we entered into an agreement to amend the financial and occupancy covenants in one other debt agreement for the quarterly reporting periods beginning September 30, 2010 through September 30, 2011.  As a result of this amendment, the Company was in compliance as of September 30, 2010.

6.	Derivative Instruments

In the normal course of business, the Company’s financial results are exposed to the effect of interest rate changes, so we may limit these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, we may use interest rate swap agreements to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations.

Prior to September 2010, Emeritus was a party to an interest rate swap with a notional amount of $19.6 million.  The swap effectively converted the interest rate on the related mortgage debt from a floating rate to fixed rate, thus mitigating the impact of interest rate changes on future interest expense.  In September 2010, the mortgage debt was modified and the swap contract was terminated.  We paid $1.6 million to the counterparty to the swap to terminate our obligation, which was recorded as a reduction in the fair value (liability) of the swap.  Emeritus was a party to a second interest rate swap, with a notional amount of $12.4 million, that expired on January 1, 2010.

Hedges that we report at fair value and present on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  We considered the Company’s interest rate swaps to be cash flow hedges as they address the risk associated with future cash flows of debt transactions.  We did not designate the interest rate swaps as hedging instruments; therefore, we recognized the gain or loss resulting from the change in the estimated fair value of the swaps in current earnings during the period of change.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

7.	Loss Per Share

We compute basic net loss per share based on weighted average shares outstanding and exclude any potential dilution.  We reported a consolidated net loss in each of the periods presented.  As a result, we have excluded shares issuable upon the exercise of stock options from the computation as their effect was antidilutive.  Stock options excluded in each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September, 30,
	2010	2009	2010	2009
Options	3,092	2,535	3,092	2,535

8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(13,904)	$(16,221)	$(42,449)	$(38,620)
Other comprehensive income:
Unrealized holding gains on
available-for-sale investment securities	142	614	123	1,235
Comprehensive loss	$(13,762)	$(15,607)	$(42,326)	$(37,385)

The following table sets forth amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Loss from continuing operations	$(13,116)	$(14,670)	$(40,074)	$(36,575)
Loss from discontinued operations	(559)	(1,319)	(1,729)	(1,370)
Net loss attributable to Emeritus Corporation common shareholders	$(13,675)	$(15,989)	$(41,803)	$(37,945)

9.	Discontinued Operations

The following table shows the net losses for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(559)	$(1,319)	$(1,729)	$(1,370)

In the third quarter of 2010, we finalized an agreement to sell one of our communities.  Accordingly, we recorded an impairment charge of $559,000.  Loss from discontinued operations for the nine months ended September 30, 2010, amounting to $1.7 million, also includes losses from one community we sold in January 2010 and one community we sold in June 2010.  Loss from discontinued operations for the 2009 periods includes impairment charges of $1.2 million on the communities we sold in January 2010 and January 2009.  Revenues and expenses related to these communities were not material to the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

10.	Liquidity

As of September 30, 2010, the Company has a working capital deficit of $53.6 million.  The Company is able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues.  This can result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit includes the following non-cash items: an $18.0 million deferred tax asset and, as part of current liabilities, $30.6 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $71.1 million in final payments of principal on long-term debt maturing in 2011, of which $26.1 million is included in current portion of long-term debt as of September 30, 2010.

In the nine months ended September 30, 2010 and 2009, we reported net cash provided by operating activities of $60.5 million and $55.1 million, respectively, in the Company’s condensed consolidated statements of cash flows.  However, net cash provided by operating activities has not always been sufficient to pay all of the Company’s long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

Since 2008, we have refinanced and extended the terms of a substantial amount of the Company’s existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Final payments of principal on long-term debt maturing in 2011 amounts to $71.1 million and is expected to be repaid or refinanced.  Many of the Company's debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of September 30, 2010, the Company was in violation of certain financial and occupancy covenants in one debt agreement.  We have obtained a waiver from the lender and, as such, the Company was in compliance as of September 30, 2010.  We have classified this loan, which matures in May 2011, as current in the condensed consolidated balance sheet as of September 30, 2010.  In October 2010, we entered into an agreement to amend the financial and occupancy covenants in one other debt agreement for the quarterly reporting periods beginning September 30, 2010 through September 30, 2011.  As a result of this amendment, the Company was in compliance as of September 30, 2010.

We believe the Company will be able to generate sufficient cash flows to support its operating activities and will have adequate sources of cash for all necessary investing and financing activities, including required debt service and capital expenditures, for at least the next twelve months.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

11.	Fair Value Disclosures

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Assets
Investment securities - trading	$2,634	$–	$–	$2,634
Investment securities - available-for-sale	2,166	–	–	2,166

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

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  The fair value of these financial instruments as of September 30, 2010 and December 31, 2009, based on their short-term nature or current market indicators, such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,373,203	$1,370,296	$1,396,412	$1,383,632

We estimated the fair value of debt obligations using discounted cash flows based on the Company’s assumed incremental borrowing rate of 8.0% for unsecured borrowings and 6.6% for secured borrowings.

Impairment of Long-Lived Assets

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Impairment
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
Assets held for sale	$–	$3,019	$–	$559

In the nine months ended September 30, 2010, we sold, for a net price of $2.6 million, a long-lived asset held for

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

sale with a carrying amount of $2.8 million resulting in a loss of $162,000, which was included in “Other, net” for the period.  This asset represents the sale, in July 2010, of an executive’s former house that we purchased in the second quarter of 2009 in connection the executive’s required relocation to Seattle following the Company’s merger with Summerville Senior Living, Inc. (“Summerville”) in 2007.  In addition, we recorded an impairment charge of $559,000 related to one community that we sold in November 2010, which is included in “Loss from discontinued operations” in the condensed consolidated statement of operations and described in Note 9, Discontinued Operations.

In the nine months ended September 30, 2009, we recorded impairment losses totaling $3.0 million, comprised of $1.2 million related to five communities that were previously held for sale, $1.2 million related to two communities that we sold (Note 9, Discontinued Operations), and $623,000 related to the aforementioned executive’s former house.  We determined the fair value of these properties based on preliminary offers from prospective purchasers.

12.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with the Summerville merger.  These liabilities, which total $2.6 million, are included in “Other long-term liabilities” and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

13.	Subsequent Events

HCP Leases

Effective October 12, 2010, we entered into two master leases with affiliates of HCP to lease 27 senior living communities.  The communities are located in 13 states and consist of approximately 3,239 units, comprised of 2,021 assisted living, 631 memory care, 450 skilled nursing and 137 independent living units.

The lease agreements have an initial term of 15 years, commencing on November 1, 2010, with two available extension options of 10 years each.  One of the lease agreements also contains a purchase option on 10 of the communities, exercisable beginning in year 11 and extending through the remaining term of the lease.  The purchase option price for the 10 communities is the greater of (i) $140.0 million or (ii) the fair market value of such communities, as determined by appraisal on the date of exercise, less any shared appreciation amount as specified in the leases.

The annual minimum rent on the communities, subject to certain adjustments with respect to one facility, is fixed during the first five years at $31.0 million, $34.5 million, $41.0 million, $46.0 million, and $51.0 million, respectively, excluding any additional rent related to capital additions funded by HCP.  Thereafter, annual minimum rent increases annually by the greater of the CPI or 3.0%.  Minimum rent on the first year of each extension period is the greater of (i) the fair market rent, not to exceed 106% of the prior lease year rent, or (ii) the minimum rent for the prior lease year increased by the greater of CPI or 3.0%.

We will account for these leases as capital leases.

Weston Group Purchase Agreement

On October 21, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Randall Weston and Weston Group, Inc. (together the “Weston Parties”) to purchase the assets of the Weston Parties and their related entities that provide rehabilitative care and contract rehabilitation services and Medicare certified durable medical equipment products to the senior living industry (the “Rehabilitation Business”).

Under the terms of the Purchase Agreement, the Company will acquire all right, title and interest in and to all of the assets used in the Rehabilitation Business, including a 51% ownership interest in Weston Group, Inc.'s wholly owned subsidiary, Mobility Rehabilitation Products LLC, a durable medical equipment supplier (the “Acquired Assets”).  The Acquired Assets will be transferred to Weston Rehabilitation and Ancillary Services LLC, a wholly owned subsidiary of Emeritus (“Weston Rehabilitation”).  The purchase price for the Acquired Assets will be $18.0

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

million, plus or minus the amount by which the closing net working capital of Weston Rehabilitation exceeds or falls below $6.0 million.  The purchase consideration will be in the form of a promissory note payable to Mr. Weston in the  amount of $5.0 million (the “Note”) with the balance paid in cash.  Following the completion of the transaction, Mr. Weston will serve as President of Weston Rehabilitation.

The Purchase Agreement includes several customary closing conditions and we expect the transaction to be completed in early 2011.

Community Disposition

On November 1, 2010, we sold one community in Florida for approximately $3.0 million, net of selling costs.  As a result, we recorded an impairment charge of $559,000 for the three and nine months ended September 30, 2010, which is included in “Loss from discontinued operations” in the condensed consolidated statements of operations and described in Note 9, Discontinued Operations.

NHP Notes

On November 1, 2010, the Company entered into agreements with Nationwide Health Properties, Inc. (“NHP”) to amend the terms of two loans payable to NHP (the “Notes”).  A note payable to NHP in the amount of $21.4 million was amended to extend the maturity date from March 31, 2012 to March 31, 2017.  A note payable to NHP in the amount of $30.0 million was amended to extend the maturity date from April 1, 2012 to March 31, 2017.

The interest rate each of the Notes is 8.50%, increasing annually on the anniversary date by 0.15%.  Monthly payments on the Notes are interest only, with the unpaid principal balance due at maturity.

Community Mortgage Refinance

On November 1, 2010, Batus LLC, the Company’s joint venture with Mr. Baty, entered into an agreement with KeyCorp Real Estate Capital Markets, Inc. to refinance the mortgage debt on one of its communities, having an outstanding principal balance of $5.8 million (the “Original Loan”), with proceeds from a new Fannie Mae mortgage loan (the “Fannie Mae Loan”).  The principal balance of the Fannie Mae Loan is $4.5 million and it has a ten-year term.  The interest rate is fixed at 5.38%.  The Fannie Mae Loan is scheduled to be repaid in equal monthly payments of principal and interest based on a 30-year amortization period. Emeritus and Mr. Baty each paid 50% of the closing costs and the principal paydown on the Original Loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” “target,” or “will,” or the negative of those terms, or comparable terminology.  Some of the forward-looking statements included in this report and documents incorporated by reference and in some of our other public statements relate to, among other things:

•	the effects of competition and economic conditions on the occupancy levels in our communities, including possible excess assisted living capacity;
•	our ability under current market conditions to maintain or increase our community revenues by increasing resident charges without adversely affecting occupancy levels;
•	our ability to minimize community operating expense, including our oversight of costs largely beyond our control (such as insurance and utility costs) without adversely affecting community revenues;
•	our ability to generate cash flow sufficient to service our debt and other fixed payment requirements;
•	our vulnerability to defaults as a result of noncompliance with various debt and lease covenants, including the effects of cross-default provisions;
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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

A summary of activity in the first nine months of 2010 compared to the equivalent period in 2009 is as follows:

•	Total operating revenues increased $54.2 million, or 8.1%, to $723.3 million from $669.1 million in the prior year period.
•
Operating income from continuing operations increased $1.2 million, or 3.1% to $40.8 million from $39.6 million in the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $41.8 million compared to $37.9 million in the prior year period.

•	Average occupancy increased to 87.2% from 86.6% in the prior year period.
•	Average rate per occupied unit increased 3.4% to $3,758 from $3,635 in the prior year period.
•	Net cash provided by operating activities was $60.5 million compared to $55.1 million in the prior year period.
•	We added 14 new communities to the Company’s portfolio and disposed of two; in the prior year period, we added three new communities.

Additionally, in January 2010, the Company entered into the Sunwest JV with Blackstone and Columbia Pacific.  As of September 30, 2010, the Sunwest JV had acquired 140 Properties previously operated by Sunwest with an additional four Properties deferred until a later date, of which three Properties we currently manage for Sunwest.  The communities formerly owned by Sunwest that were acquired by the Sunwest JV are similar in operating characteristics to the Company’s existing portfolio of senior living communities.  We entered into management agreements with the Sunwest JV to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  For additional information regarding the acquisition of the Properties by the Sunwest JV, see Note 4, Acquisitions and Other Significant Transactions—Sunwest Joint Venture, in Notes to Condensed Consolidated Financial Statements.

Overview

For the third quarter of 2010, the net loss attributable to our common shareholders was $13.7 million compared to $16.0 million in the 2009 period.  Operating income from continuing operations, which excludes interest, equity earnings/losses, and other non-operating items, increased by $2.9 million to $14.4 million in the third quarter of 2010 compared to $11.5 million in the same quarter in 2009.  Total operating revenues increased to $250.0 million in the current quarter from $225.8 million in the prior year period.

Two of the important factors affecting the Company’s financial results are the rates we charge our residents and the occupancy levels we achieve in the Company’s communities.  We rely primarily on our residents’ ability to pay the Company’s charges for services from their own or from their families’ resources and expect that we will do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that, in general, only seniors with income or assets meeting or exceeding the regional median can afford to reside in the Company’s communities.  In this context, we must be sensitive to our residents' financial circumstances and remain aware that rates and occupancy are interrelated.

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

In the Company’s consolidated portfolio, the average monthly revenue per occupied unit increased to $3,833 in the current quarter from $3,649 in the third quarter of 2009.  The change from 2009 to 2010 represents an increase of $184 per occupied unit, or 5.0%.  This average rate increase reflects a combination of factors, including local market conditions, competition, changes in level of required care provided to residents, acquisitions, and inflationary adjustments and resident mix.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

In the Company’s consolidated portfolio, the average occupancy rate remained constant at 87.1% in both the third quarter of 2010 and 2009 despite the continued general economic fluctuation and future uncertainty.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by the Sunwest JV and other joint ventures in which we have an ownership interest.  We charge fees based on a percentage of community revenues.

Since Emeritus Corporation’s inception in 1993, it has incurred cumulative operating losses totaling approximately $456.2 million as of September 30, 2010.  We believe that these losses have resulted from our early and continuing emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incur as the scope and complexity of the Company has grown, the impact in the early years on many of the Company’s leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  While we have generally realized growth in both the Company’s occupancy and average monthly rates, we anticipate continued net operating losses in the near term but expect to continue to generate positive cash flows from operations.  Our current emphasis is on maximizing cash flows and containing costs as we work toward improvements in occupancy and average rates, selective growth, and changes in the Company’s capital structure, such as acquisition of leased properties and refinancing of existing debt.

The following table sets forth a summary of the Company’s property interests:

	As of September 30,			As of December 31,		As of September 30,
	2010			2009		2009
	Buildings		Units	Buildings	Units	Buildings	Units
Owned	163		13,363	163	13,363	161	13,180
Leased	115	(1)	11,553	103	10,632	103	10,632
Consolidated Portfolio	278		24,916	266	23,995	264	23,812
Managed - Third Parties	15		1,341	12	1,325	15	1,604
Managed - Joint Ventures	159		12,949	24	1,818	24	1,818
Operated Portfolio	452		39,206	302	27,138	303	27,234

Percentage increase (2)	49.7%		44.5%	0.7%	0.7%	1.0%	1.0%

(1)   We account for 82 of the 115 leased communities as operating leases and the remaining 33 as capital or financing leases.  We do not include the assets and liabilities of the 82 operating lease communities on our condensed consolidated balance sheets.

(2)   The percentage increase indicates the change from December 31 of the preceding year.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

The Company’s total operated portfolio as of September 30, 2010 consists of the following unit types:

	Consolidated	Operated
	Units	Units
Independent living	1,395	4,611
Assisted living	19,270	27,567
Memory care	3,600	6,117
Skilled nursing care	404	475
Operating units	24,669	38,770
Units taken out of service	247	436
Designed capacity units	24,916	39,206

The units taken out of service represent rooms that we have converted to alternative uses, such as additional office space, and are not available for immediate occupancy.  We exclude the units taken out of service from the calculation of the average occupancy rate.  We place these units back into service as demand dictates.

Acquisition Activity

In recent periods, we entered into a number of transactions that affected the number of communities the Company owns and leases, its financing arrangements, and its capital structure.  These transactions are summarized below.  For details on significant transactions that affected the comparability of the financial statements included in this Quarterly Report on Form 10-Q, see Note 4, Acquisitions and Other Significant Transactions, in Notes to Condensed Consolidated Financial Statements.

				Purchase	Amount
Portfolio or Community	Date	Communities	Units	Price (1)	Financed
Emeritus at Marlton Crossing	September 2010	1	110	$–	$–	(2)
HCP, Inc.	June 2010	4	552	–	–	(3)
Emeritus at Eastover	February 2010	1	88	–	–	(2)
National Health Investors, Inc.	January 2010	8	336	–	–	(2)
Emeritus at Merced	October 2009	1	83	6,250	5,000	(4)
Emeritus at Trace Pointe	October 2009	1	100	15,783	14,100	(4)
Emeritus at College Park	June 2009	1	85	10,579	9,010	(4)
Emeritus at Northdale	January 2009	1	84	–	–	(3)
Emeritus at Urbandale	January 2009	1	38	6,632	5,461	(5)
		19	1,476

(1) Excludes closing costs.
(2) Capital/financing lease
(3) Operating lease
(4) Purchase
(5) New construction

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

The following table shows the changes in the Company’s building portfolio from December 31, 2008 through September 30, 2010, including those transactions previously described:

	Month	Owned	Leased	Consolidated	Managed	Total
December 31, 2008 (1)		160	102	262	38	300
Autumn Ridge - disposition	Jan-09	(1)	–	(1)	–	(1)
Emeritus at Northdale	Jan-09	–	1	1	–	1
Emeritus at Urbandale - development	Jan-09	1	–	1	–	1
New management agreements	Jan-09	–	–	–	2	2
March 31, 2009		160	103	263	40	303
Emeritus at College Park	Jun-09	1	–	1	(1)	–
June 30, 2009		161	103	264	39	303
No activity in the quarter		–	–	–	–	–
September 30, 2009		161	103	264	39	303
Emeritus at Trace Pointe	Oct-09	1	–	1	(1)	–
Isle at Emerald Court	Oct-09	–	–	–	(1)	(1)
Emeritus at Merced	Oct-09	1	–	1	(1)	–
December 31, 2009		163	103	266	36	302
Emeritus at Westwind Gardens	Jan-10	–	(1)	(1)	1	–
National Health Investors, Inc.	Jan-10	–	8	8	–	8
Cottonbloom Assisted Living	Feb-10	–	–	–	(1)	(1)
Emeritus at Eastover	Feb-10	–	1	1	–	1
March 31, 2010		163	111	274	36	310
HCP, Inc.	Jun-10	–	4	4	–	4
South Dayton	Jun-10	–	(1)	(1)	–	(1)
Peachtree Village Retirement	Jun-10	–	–	–	(1)	(1)
Rainbow Assisted Living	Jun-10	–	–	–	(1)	(1)
June 30, 2010		163	114	277	34	311
Sunwest JV (2)	Aug-10	–	–	–	127	127
Columbia Pacific	Aug-10	–	–	–	2	2
Sunwest JV	Sep-10	–	–	–	8	8
Managed for Sunwest, net	Sep-10	–	–	–	3	3
Emeritus at Marlton Crossing	Sep-10	–	1	1	–	1
September 30, 2010		163	115	278	174	452

(1) The totals have been adjusted to combine facilities on certain community campuses.
(2) Of the 132 Sunwest JV communities purchased by the Sunwest JV on August 5, 2010, five of those communities were managed by third parties as of September 30, 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

Statements of Operations as a Percentage of Total Operating Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s condensed consolidated statements of operations as a percentage of total revenues and the percentage change in the dollar amounts from period to period.

					Period-to-Period Percentage of Change Fav/ (Unfav)
	Percentage of Total Operating Revenues				Three	Nine
	Three Months Ended		Nine Months Ended		Months Ended	Months Ended
	September 30,		September 30,		September 30,	September 30,
	2010	2009	2010	2009	2010-2009	2010-2009
Total operating revenues:	100.0%	100.0%	100.0%	100.0%	10.7%	8.1%

Expenses:
Community operations (exclusive of depreciation and amortization and community lease expense shown separately below)	65.7	66.2	65.9	64.9	(10.0)	(9.8)
General and administrative	7.4	7.2	7.3	7.1	(12.7)	(11.6)
Acquisitions and development	0.2	–	0.1	0.1	N/M	(93.1)
Impairments on long-lived assets	–	0.3	–	0.3	N/M	N/M
Depreciation and amortization	8.1	8.3	8.5	8.7	(8.7)	(5.3)
Community leases	12.8	12.9	12.5	13.1	(9.4)	(3.5)
Total operating expenses	94.2	94.9	94.3	94.2	(9.9)	(8.4)
Operating income from continuing operations	5.8	5.1	5.7	5.8	25.6	3.1

Other income (expense):
Interest income	–	0.3	0.1	0.1	(78.6)	(59.4)
Interest expense	(10.8)	(11.8)	(11.2)	(11.9)	(1.3)	(2.5)
Change in fair value of interest rate swaps	(0.1)	(0.1)	–	0.1	23.1	(129.3)
Equity earnings (losses) for unconsolidated joint ventures	(0.3)	–	–	0.2	N/M	(128.8)
Others, net	0.2	0.2	0.1	0.1	7.4	16.3
Net other expense	(11.0)	(11.4)	(11.0)	(11.4)	(5.5)	(6.1)

Loss from continuing operations before income taxes	(5.2)	(6.3)	(5.3)	(5.6)	10.5	(9.4)
Provision for income taxes	(0.1)	(0.2)	(0.1)	(0.1)	9.4	(7.9)
Loss from continuing operations	(5.3)	(6.5)	(5.4)	(5.7)	10.4	(9.3)
Loss from discontinued operations	(0.2)	(0.6)	(0.2)	(0.2)	57.6	(26.2)
Net loss	(5.5)	(7.1)	(5.6)	(5.9)	14.3	(9.9)
Net loss attributable to the noncontrolling interest	0.1	0.1	0.1	0.1	(1.3)	(4.3)
Net loss attributable to Emeritus Corporation common shareholders	(5.4%)	(7.0%)	(5.5%)	(5.8%)	14.5%	(10.2%)

Note: “N/M” indicates percentages that are not meaningful in the analysis.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

Comparison of the Three Months Ended September 30, 2010 and 2009

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $13.7 million in the three months ended September 30, 2010, compared to a net loss of $16.0 million in the prior year period.  As further described in the section, “Liquidity and Capital Resources” below, the Company has incurred significant losses since its inception, but has generated positive cash flow from operating activities since 2001.

Total operating revenues increased $24.2 million, or 10.7%, to $250.0 million from $225.8 million in the prior year period.  Total operating expenses increased, but at a lesser rate, to $235.5 million from $214.3 million, which caused operating income from continuing operations to increase by $2.9 million to $14.4 million in the current period.  The increase in operating income reflects an increase in community operating income (community revenues less community operating expenses) of $6.7 million, inclusive of acquisitions, from $75.0 million to $81.7 million and an increase in management fees of $2.5 million.  The community operating income increase was offset by increases in community lease expense of $2.8 million, general and administrative expense of $2.1 million, and depreciation and amortization expense of $1.6 million, as discussed below.  Net other expense increased by $1.4 million, inclusive of interest expense, which increased by $358,000, and losses from unconsolidated joint ventures, which increased by $694,000.

Total Operating Revenues:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$227,554	$219,073	$8,481	3.9%
Acquisitions, development and expansion	19,378	5,684	13,694	240.9%
Unallocated community revenue	(902)	(409)	(493)	(120.5%)
Community revenue	246,030	224,348	21,682	9.7%
Management fees	3,934	1,439	2,495	173.4%
Total operating revenues	$249,964	$225,787	$24,177	10.7%

	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,833	$3,649	$184	5.0%
Average occupancy rate	87.1%	87.1%		– ppt*

* percentage point
“N/M” indicates percentages that are not meaningful in the analysis.

The increase of $8.5 million from the 254 same community portfolio consisted of $7.7 million in rate improvement and $786,000 in occupancy gains.  As further described in the section “Same Community Comparison” below, our same community portfolio consists of those communities that we have continuously operated since January 1, 2009.  Revenues from acquisitions, developments and expansions increased by $13.7 million due primarily to revenues for the full quarter in 2010 from 18 new communities acquired as compared to revenues for the full quarter in 2009 from three new communities acquired, a net increase of 15 communities over the periods.  The change in unallocated community revenue of $493,000 resulted primarily from an increase in the deferral of resident move-in fees.

As of September 30, 2010, we managed 135 communities for the Sunwest JV, three communities for Sunwest that

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

we anticipate will be acquired by the Sunwest JV, 23 communities for a joint venture with Blackstone (the “Blackstone JV”), and 13 other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $2.3 million to management fee revenues in the three-month period ended September 30, 2010.  The Blackstone JV contributed $898,000 and $876,000 to management fee revenues in the three-month periods ended September 30, 2010 and 2009, respectively.

Community Operating Expense:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$149,108	$142,910	$6,198	4.3%
Acquisitions, development and expansion	14,903	4,876	10,027	205.6%
Unallocated community expenses	332	1,607	(1,275)	N/M
Community operations	$164,343	$149,393	$14,950	10.0%
As a percentage of total operating revenues	65.7%	66.2%		(0.5) ppt

The increase of $6.2 million from the 254 same community portfolio includes a $3.2 million increase in total labor and benefits, of which salaries and wages expense increased $2.6 million, or 3.9%, as compared to the same period in 2009.  The remaining increase of $3.0 million in same community operating expense includes increases in bad debt expense of $769,000, real estate tax expenses of $743,000, maintenance expenses of $409,000 and other general expense increases across various operating expense categories.

Community operating expense increased $10.0 million from the net increase of 15 communities since the beginning of 2009.  The largest component of the increase was labor and benefits of $6.0 million.

The $1.3 million decrease in unallocated community expenses consists primarily of workers’ compensation insurance reserve adjustments.  In the third quarter of 2009, we recorded an expense increase of $838,000 for prior years’ claims exposure, representing our revised estimates of the ultimate exposure under the Company’s workers’ compensation self-insurance programs based upon actuarial valuation reports.

General and Administrative Expense:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
General and administrative	$18,423	$16,351	$2,072	12.7%
As a percentage of total operating revenues	7.4%	7.2%		0.2 ppt

The increase in general and administrative expenses reflects the Company’s growth over the past year, including the Sunwest JV management contracts.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $1.9 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase is non-cash stock compensation expense, which increased by $359,000 to $1.5 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 5.7% for the three months ended September 30, 2010 from 6.4% for the same quarter in 2009, due to the increase in revenue base from the Sunwest JV management contracts in excess of corresponding increases in administrative infrastructure expenses, as well as revenue increases from new acquisitions and same communities.  We compute these percentages as follows:
	Three Months Ended September 30,
	2010		2009
	(in thousands, except percentages)
General and administrative expenses		$18,423		$16,351
Sources of revenue:
Owned and leased	$246,030		$224,348
Managed for third parties	78,923		29,155
Other	–		542
Total revenue for all communities		$324,953		$254,045

General and administrative expenses as a percent of all sources of revenue		5.7%		6.4%

Acquisitions and Development Expense:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Acquisitions and development	$547	$78	$469	N/M
As a percentage of total operating revenues	0.2%	–		0.2 ppt

Acquisitions and development expense primarily represents professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$20,244	$18,632	$1,612	8.7%
As a percentage of total operating revenues	8.1%	8.3%		(0.2) ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $1.7 million.  The increased depreciation expense is due to the increase in the number of communities in our consolidated portfolio as well as expansions of existing communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

Community Lease Expense:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$25,644	$21,967	$3,677	16.7%
Above/below market rent	2,184	2,427	(243)	(10.0%)
Deferred straight-line rent accruals	4,160	4,840	(680)	(14.0%)
Community leases	$31,988	$29,234	$2,754	9.4%
As a percentage of total operating revenues	12.8%	12.9%		(0.1) ppt

The increase in community lease expense reflects an increase in operating lease expense due to four additional operating lease communities and rent escalators, net of an offsetting decrease in straight-line rent accruals and amortization of above/below market rents.  We leased 82 and 78 communities under operating leases as of September 30, 2010 and 2009, respectively.

Interest Income:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest income	$123	$575	$(452)	N/M
As a percentage of total operating revenues	–	0.3%		(0.3) ppt

The Company earns interest income on invested cash balances and on restricted deposits.  The decrease of $452,000 in interest income was caused primarily by a decrease in interest rates on the Company’s invested balances.

Interest Expense:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest expense	$27,101	$26,743	$358	1.3%
As a percentage of total operating revenues	10.8%	11.8%		(1.0) ppt

The increase in interest expense is due primarily to a net increase in debt obligations related to two acquired and nine new communities accounted for as capital/financing leases during the entire third quarter of 2010.  This increase was offset by a decrease in interest resulting from the repayment of certain loans and capital leases during the three months ended September 30, 2010.

Equity Losses for Unconsolidated Joint Ventures:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Equity losses for unconsolidated joint ventures	$(770)	$(76)	$(694)	N/M
As a percentage of total operating revenues	(0.3%)	–		(0.3) ppt

The equity losses in the three months ended September 30, 2010 are comprised of equity losses of $1.1 million from the Sunwest JV, equity earnings of $271,000 from the Blackstone JV, and equity earnings of $34,000 from the joint

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

venture with an affiliate of the Wegman Companies, Inc. (the “Stow JV”).  The equity losses in the three months ended September 30, 2009 include equity losses of $94,000 from the Blackstone JV, offset by equity earnings of $18,000 from the Stow JV.

The equity loss from the Sunwest JV, which commenced operations on August 5, 2010, includes the impact of transaction expenses related to the purchase of its communities.  These transaction expenses contributed $674,000 to the equity losses for the third quarter of 2010.  Excluding these transaction expenses, the equity loss from the Sunwest JV would have been $426,000 for the third quarter of 2010.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $133,000 in the third quarter of 2010 and equity losses of $230,000 in the 2009 period.  Excluding the changes in the fair value of the interest rate swap, the Blackstone JV would have had equity earnings of $138,000 and $136,000 for the three months ended September 30, 2010 and 2009, respectively.

The following table sets forth condensed combined statements of operations data for the Sunwest JV, Blackstone JV and Stow JV (in thousands except per unit and percentages):
	Three Months Ended
	September 30,
	2010	2009
Total revenues	$72,588	$20,611
Community operating expense	56,000	15,683
Acquisition expenses	11,429	
Operating income (loss)	(6,377)	3,376
Interest expense	10,576	2,643
Unrealized gain (loss) on interest rate swaps	699	(1,208)
Net loss	(16,348)	(463)

Average monthly revenue per occupied unit	$3,462	$4,219
Average occupancy rate	79.5%	83.5%

Other, net:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Other, net	$480	$447	$33	7.4%
As a percentage of total operating revenues	0.2%	0.2%		– ppt

Other, net for the third quarter of 2010 consists primarily of the amortization of deferred gains of $297,000 and resident late fee finance charges of $154,000.

Other, net for the 2009 period consists primarily of the amortization of deferred gains of $312,000 and resident late fee finance charges of $130,000.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

Income Taxes:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(326)	$(360)	$34	9.4%
As a percentage of total operating revenues	(0.1%)	(0.2%)		0.1 ppt

The income tax provisions in 2010 and 2009 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(559)	$(1,319)	$760	57.6%
As a percentage of total operating revenues	(0.2%)	(0.6%)		0.4 ppt

In the third quarter of 2010, we finalized a contract to sell one of our communities.  Accordingly, we recorded an impairment charge of $559,000.  Loss from discontinued operations for the three months ended September 30, 2009 primarily consists of an impairment charge of $1.2 million on one community we sold in January 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

Comparison of the Nine Months Ended September 30, 2010 and 2009

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $41.8 million in the nine months ended September 30, 2010, compared to $37.9 million in the prior year period.

Operating income from continuing operations increased by $1.2 million to $40.8 million in the current period.  The increase in operating income reflects the acquisition of communities and a $9.4 million increase in community operating income (community revenues less community operating expenses) from $230.5 million in 2009 to $239.9 million in 2010 and an increase in management fees of $2.3 million.  The community operating income was offset by increases in general and administrative expenses of $5.5 million, depreciation and amortization of $3.1 million, and community lease expenses of $3.1 million as discussed below.  Additionally, we recorded an impairment of long-lived assets in 2009 for $1.8 million and recorded no impairments in 2010.  Net other expense increased by $4.6 million inclusive of interest expense, which increased by $2.0 million, and losses from unconsolidated joint ventures, which increased by $1.4 million.

Total Operating Revenues:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$675,495	$650,313	$25,182	3.9%
Acquisitions, development and expansion	44,501	14,764	29,737	201.4%
Unallocated community revenue	(3,306)	(325)	(2,981)	N/M
Community revenue	716,690	664,752	51,938	7.8%
Management fees	6,609	4,359	2,250	51.6%
Total operating revenues	$723,299	$669,111	$54,188	8.1%

	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,758	$3,635	$123	3.4%
Average occupancy rate	87.2%	86.6%		0.6 ppt*

* percentage point
“N/M” indicates percentages that are not meaningful in the analysis.

The increase of $25.2 million from the 254 same community portfolio consisted of $19.6 million in rate improvement and $5.6 million in occupancy gains.  As further described in the section “Same Community Comparison” below, our same community portfolio consists of those communities that we have continuously operated since January 1, 2009.  Revenues increased by $29.7 million due primarily to the acquisition or development of 15 communities since September 30, 2009.  The change in unallocated community revenue of $3.0 million primarily resulted from an increase in the deferral of resident move-in fees.

The Sunwest JV, which commenced operations in August 2010, contributed $2.3 million to management fee revenues in the current period.  The Blackstone JV contributed $2.7 million and $2.6 million to managment

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

fee revenues in the nine months ended September 30, 2010 and 2009, respectively.

Community Operating Expense:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Same community	$438,565	$420,450	$18,115	4.3%
Acquisitions, development and expansion	34,040	12,828	21,212	165.4%
Unallocated community expenses	4,212	948	3,264	N/M
Community operations	$476,817	$434,226	$42,591	9.8%
As a percentage of total operating revenues	65.9%	64.9%		1.0 ppt

The increase of $18.1 million from the 254 same community portfolio includes a $9.3 million increase in total labor and benefits, of which payroll taxes increased $2.3 million, workers compensation expense increased $793,000, employee benefits expense increased $1.1 million, and salaries and wages expense increased $5.1 million, or 2.6% as compared to the same period in 2009.  The remaining increase of $8.8 million in same community operating expense was due to increases in maintenance expenses of $1.6 million, bad debt expense of $1.3 million, real estate tax expenses of $1.3 million, raw food expenses of $1.2 million, and other general expense increases across various operating expense categories.

Community operating expense increased $21.2 million from the acquisition of 15 communities since September 30, 2009.  The largest contributor was an increase in total labor and benefits of $13.2 million.

The $3.3 million increase in unallocated community expenses consists primarily of self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  In the first nine months of 2010, we recorded a $1.1 million expense for professional and general self-insurance for prior years’ claims exposure while in the same period in 2009 we recorded a $1.7 million expense reduction.  This contributed $2.8 million to the period-over-period increase.  Additionally, we recorded an expense of $1.2 million in the first nine months of 2010 as compared to $838,000 in the same period in 2009 for prior years’ workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
General and administrative	$52,694	$47,201	$5,493	11.6%
As a percentage of total operating revenues	7.3%	7.1%		0.2 ppt

The increase in general and administrative expenses reflects the Company’s growth over the past year, including the Sunwest JV management contracts.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $4.8 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase is non-cash stock compensation expense, which increased by $1.2 million to $4.5 million for the nine months ended September 30, 2010 from $3.3 million for the nine months ended September 30, 2009.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 6.2% for the nine months ended September 30, 2010 from 6.3% for the nine

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

months ended September 30, 2009, due to the increase in revenue base from the Sunwest JV management contracts in excess of corresponding increases in administrative infrastructure expenses.  We compute these percentages as follows:

	Nine Months Ended September 30,
	2010		2009
	(in thousands, except percentages)
General and administrative expenses		$52,694		$47,201
Sources of revenue:
Owned and leased	$716,690		$664,752
Managed for third parties	134,366		87,939
Other	–		1,498
Total revenue for all communities		$851,056		$754,189

General and administrative expenses as a percent of all sources of revenue		6.2%		6.3%

Acquisitions and Development Expense:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Acquisitions and development	$898	$465	$433	93.1%
As a percentage of total operating revenues	0.1%	0.1%		– ppt

Acquisitions and development expense primarily represents professional and consulting fees incurred related to community purchases and other acquisition activity.

Impairments on Long-Lived Assets:

The $1.8 million impairment loss recognized in the nine months ended September 30, 2009 represents adjustments to the carrying values of certain communities that were previously held for sale.

Depreciation and Amortization Expense:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$61,345	$58,249	$3,096	5.3%
As a percentage of total operating revenues	8.5%	8.7%		(0.2) ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $6.0 million and a decrease in amortization expense of $2.9 million.  The increased depreciation expense is due to the increase in the number of communities in our consolidated portfolio as well as expansions of existing communities.  The decrease of $2.9 million in amortization expense from $5.4 million in 2009 to $2.5 million in 2010 is due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009 and accounted for $3.8 million of the 2009 expense.  This decrease in expense was offset in part by amortization of resident contract intangibles acquired in the purchases of

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

four communities since June 2009.

Community Lease Expense:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$72,980	$65,538	$7,442	11.4%
Above/below market rent	6,531	7,341	(810)	(11.0%)
Deferred straight-line rent accruals	11,231	14,771	(3,540)	(24.0%)
Community leases	$90,742	$87,650	3,092	3.5%
As a percentage of total operating revenues	12.5%	13.1%		(0.6) ppt

The increase in community lease expense reflects an increase in operating lease expense due to four additional operating leases as well as rent escalators.  Offsetting this increase was a decrease in straight-line rent expense and amortization of above/below market rents.  We leased 82 and 78 communities under operating leases as of September 30, 2010 and 2009, respectively.

Interest Income:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest income	$366	$902	$(536)	(59.4%)
As a percentage of total operating revenues	0.1%	0.1%		– ppt

The Company earns interest income on invested cash balances and on restricted deposits.  The decrease of $536,000 in interest income was caused primarily by a decrease in interest rates on the Company’s invested balances.

Interest Expense:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Interest expense	$81,353	$79,351	$2,002	2.5%
As a percentage of total operating revenues	11.2%	11.9%		(0.7) ppt

The increase in interest expense is due primarily to nine new communities accounted for as capital/financing leases in the first nine months of 2010.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Equity earnings (losses) for unconsolidated joint ventures	$(319)	$1,108	$(1,427)	(128.8%)
As a percentage of total operating revenues	–	0.2%		(0.2) ppt

The equity losses in the nine months ended September 30, 2010 are comprised of equity losses of $1.1 million from

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

the Sunwest JV, equity earnings of $746,000 from the Blackstone JV, and equity earnings of $9,000 from the Stow JV.  The equity earnings in the nine months ended September 30, 2009 include equity earnings of $1.2 million from the Blackstone JV, offset by equity losses of $54,000 from the Stow JV.

The equity loss from the Sunwest JV, which commenced operations on August 5, 2010, includes the impact of transaction expenses related to the purchase of its communities.  These transaction expenses contributed $674,000 to the equity losses in the first nine months of 2010.  Excluding these transaction expenses, the equity loss from the Sunwest JV would have been $426,000 in the first nine months of 2010.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $329,000 in the first nine months of 2010 and $569,000 in the 2009 period.  Excluding the changes in the fair value of the interest rate swap, equity earnings from the Blackstone JV would have been $417,000 and $593,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following table sets forth condensed combined statements of operations data for the Sunwest JV, Blackstone JV and Stow JV (in thousands except per unit and percentages):
	Nine Months Ended
	September 30,
	2010	2009
Total revenues	$114,273	$61,741
Community operating expense	87,971	46,356
Acquisition expenses	11,429	
Operating income	238	10,835
Interest expense	15,998	8,037
Unrealized gain on interest rate swaps	1,734	525
Net income (loss)	(14,064)	3,370

Average monthly revenue per occupied unit	$3,719	$4,212
Average occupancy rate	80.7%	83.5%

Other, net:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Other, net	$936	$805	$131	16.3%
As a percentage of total operating revenues	0.1%	0.1%		– ppt

Other, net for the first nine months of 2010 consists primarily of the amortization of deferred gains of $904,000 and resident late fee finance charges of $424,000, offset by a $162,000 impairment charge related to non-operating assets and $215,000 in transaction costs.

Other, net for the 2009 nine-month period consists primarily of the amortization of deferred gains of $460,000 and resident late fee finance charges of $413,000.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

Income Taxes:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(971)	$(900)	$(71)	(7.9%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions in 2010 and 2009 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Nine Months Ended September 30,
	2010	2009	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(1,729)	$(1,370)	$(359)	(26.2%)
As a percentage of total operating revenues	(0.2%)	(0.2%)		– ppt

Loss from discontinued operations of $1.7 million for the nine months ended September 30, 2010 primarily consists of an impairment charge of $559,000 for one community that we finalized a contract to sell in September 2010 and net losses on the sales of one community sold in June 2010 and one community sold in January 2010.  The loss from discontinued operations of $1.4 million in the 2009 period primarily represents the asset impairment we recorded in September 2009 for the community that we sold in January 2010 and a loss of the sale of one community we sold in January 2009.

Same Community Comparison

Of the 278 communities included in our consolidated portfolio as of September 30, 2010, we include 254 communities in our “same communities” definition.  For purposes of comparing the three months ended September 30, 2010 and 2009, same communities are defined as those communities that we have continuously operated since January 1, 2009, and do not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially change the service category offered, or communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses, unallocated community revenues and expenses and impairment losses on long-lived assets.

	Three Months Ended September 30,
	(In thousands)
	2010	2009	$ Δ Fav/(Unfav)	% Δ Fav/(Unfav)
Revenue	$227,554	$219,073	$8,481	3.9%
Community operating expense*	(149,108)	(142,910)	(6,198)	(4.3)
Community operating income	78,446	76,163	2,283	3.0
Depreciation and amortization	(14,362)	(13,782)	(580)	(4.2)
Community leases expense	(28,641)	(27,226)	(1,415)	(5.2)
Operating income	35,443	35,155	288	0.8
Interest expense, net	(20,595)	(20,768)	173	0.8
Operating income after interest expense	$14,848	$14,387	$461	3.2%

* exclusive of depreciation and amortization and community lease expense shown separately

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

These same communities represented 92.5% of our total community revenue for the third quarter of 2010.

	Three Months Ended September 30,
	2010	2009	$ Δ	% Δ
Average monthly revenue per occupied unit	$3,798	$3,669	$129	3.5%

Average occupancy rate	87.9%	87.6%		0.3 ppt

Of the $8.5 million increase in same community revenues, $7.7 million was due to improvements in average revenue per occupied unit and $786,000 was due to improved occupancy.

The increase of $6.2 million in community operating expense from the 254 same community portfolio includes a $3.2 million increase in total labor and benefits, of which payroll taxes increased $428,000, and salaries and wages expense increased $2.6 million, or 3.9% as compared to the same period in 2009.  The remaining increase of $3.0 million in same community operating expense includes increases in bad debt expenses of $769,000, real estate tax expenses of $743,000, maintenance expenses of $409,000 and other general expense increases across various operating expense categories.

Property-related expenses (depreciation and amortization, community lease expense, and interest expense, net of interest income) for our same communities increased by approximately $1.8 million, primarily as a result of increased community lease expense related to annual rent escalators contained in our lease agreements.

Operating income after interest expense for our same communities increased by $461,000 to $14.8 million in the current quarter from $14.4 million in the prior year quarter as a result of the items discussed above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and equivalents on hand of $42.8 million compared to $46.1 million at December 31, 2009.  We had working capital deficits of $53.6 million and $7.5 million as of September 30, 2010 and December 31, 2009, respectively, with the change arising primarily due to an increase in the current portion of long-term debt and capital lease obligations, accrued real estate taxes, and accrued employee compensation and benefits.

The Company has incurred significant operating losses since its inception.  Due to the nature of our business, it is not unusual for us to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues.  This can result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, our working capital deficit as of September 30, 2010 includes the following non-cash items: an $18.0 million deferred tax asset and, as part of current liabilities, $30.6 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to increase from year to year in such a way as to require the use of significant cash, except for $71.1 million in final payments of principal  on long-term debt maturing in 2011, of which $26.1 million is included in current portion of long-term debt as of September 30, 2010.  However, we intend to refinance or retire these 2011 obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  Whether or not we are able to refinance the 2011 obligations, we believe the Company will be able to generate sufficient cash flows to support its operating activities and will have adequate sources of cash for all necessary investing and financing activities, including required debt service

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

and capital expenditures, for at least the next twelve months.

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009

Cash provided by operating activities	$60,499	$55,110
Cash used in investing activities	(31,878)	(34,470)
Cash (used in) provided by financing activities	(31,938)	4,196
Net increase (decrease) in cash and cash equivalents	(3,317)	24,836
Cash and cash equivalents at the beginning of the period	46,070	27,254
Cash and cash equivalents at the end of the period	$42,753	$52,090

In the first nine months of 2010 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.  The increase from 2009 to 2010 indicated above is due primarily to fluctuations in the levels of current assets and liabilities due to the timing of cash receipts and payments.

We used cash in investing activities in the first nine months of 2010 primarily for our investments in joint ventures, net of distributions, which amounted to $19.3 million, capital expenditures of $15.4 million, and acquisition deposits and other assets of $739,000, which was offset in part by $2.6 million of proceeds from the sale of the former home of one of the Company’s executive officers.  In the prior year period, we paid $10.6 million for the purchase of a community and received $2.7 million in cash from the sale of a community.  Other capital expenditures in the 2009 period totaled $22.4 million.

As of September 1, 2010, the Sunwest JV had completed the purchase of 140 communities, with an additional four community purchases deferred until a later date.  Emeritus funded approximately $19.0 million from cash on hand as its equity contribution at closing, representing an approximate equity interest of 5.8% in the Sunwest JV.  For further details of this transaction see Note 4, Acquisitions and Other Significant Transactions—Sunwest Joint Venture, in Notes to Condensed Consolidated Financial Statements.  In the third quarter of 2010, we also invested in a new joint venture with Wegman, the purpose of which is to construct an 81-unit assisted living and memory care community in Deerfield, Ohio (the “Deerfield JV”).  Emeritus and Wegman each own a 50% interest in the Deerfield JV.  As of September 30, 2010, Emeritus had contributed $1.7 million to the Deerfield JV.  Construction has commenced and we expect that the project will be completed in mid-2011.

We received net cash distributions from the Blackstone JV and the Stow JV of $1.4 million and $1.6 million in the 2010 and 2009 periods, respectively.

We used cash in financing activities in the current period primarily for principal payments on long-term debt and capital leases.  In the prior year period, we borrowed $16.0 million to finance the purchase of a community and community expansion projects.

As of September 30, 2010, the Company had payment obligations for long-term debt and capital and financing leases due in the next 12 months totaling approximately $61.0 million.  In addition, for the year ending December 31, 2010, we anticipate that we will make investments of approximately $20.0 to $22.0 million for capital expenditures, of which we have incurred $15.4 million through September 30, 2010.

The Company is party to a credit agreement with Wells Fargo Bank, N.A., which provides a $25.0 million unsecured revolving line of credit.  The credit agreement permits the Company to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows the Company to obtain letters of credit from

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

the lender if outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a fixed charge coverage ratio of 1.1 to 1.0.  In addition, we must maintain liquid assets (cash, cash equivalents and/or publicly traded marketable securities) with an aggregate fair value of at least $10.0 million in excess of the outstanding balance at any time under the line of credit.  There were no outstanding borrowings under the line of credit as of September 30, 2010.  The agreement expires on June 30, 2011.

Payment Commitments

The following table summarizes the Company’s contractual obligations as of September 30, 2010 (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,373,203	$47,686	$265,475	$138,045	$921,997
Capital and financing leases including current portion	226,314	13,355	31,593	39,438	141,928
Operating leases	1,031,583	104,674	219,108	224,041	483,760
Liability related to unrecognized tax benefits (1)	2,550	–	–	–	–
	$2,633,650	$165,715	$516,176	$401,524	$1,547,685

(1) We have recognized total liabilities related to unrecognized tax benefits of $2.6 million as of September 30, 2010.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on the Company’s contractual obligations as of September 30, 2010 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$517,164	$88,124	$149,293	$129,738	$150,009
Capital and financing lease obligations	108,378	16,069	29,057	24,032	39,220
	$625,542	$104,193	$178,350	$153,770	$189,229

The amounts above do not include our guarantee of the mortgage debt payable to a bank by the Stow JV in which Emeritus has a 50% ownership interest.  We account for the Stow JV as an unconsolidated equity method investment.  As of September 30, 2010, the loan balance was $8.1 million with variable rate interest at LIBOR plus 3.50%.  Emeritus and the other member of the Stow JV have each provided to the lender an unconditional guarantee of payment of this mortgage loan.  In the event that the Company would be required to repay this loan, we would be entitled to recoup 50% of such payment from the other member of the Stow JV.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

As of September 30, 2010, the Company has approximately $1.4 billion outstanding of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $980.7 million, or approximately 71.5% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (“SPE”s) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $262.8 million, or approximately 19.2% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to SPEs and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company’s guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $128.7 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 9.4% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company’s guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of September 30, 2010, we operated 115 communities under long-term lease arrangements, of which 87 were leased from publicly traded REITs.  Of the 115 leased properties, 40 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  As of September 30, 2010, the Company was in violation of certain financial and occupancy covenants in one debt agreement.  We have obtained a waiver from the lender and, as such, the Company was in compliance as of September 30, 2010.  We have classified this loan, which matures in May

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

2011, as current in the condensed consolidated balance sheet as of September 30, 2010.  In October 2010, we entered into an agreement to amend the financial and occupancy covenants in one other debt agreement for the quarterly reporting periods beginning September 30, 2010 through September 30, 2011.  As a result of this amendment, the Company was in compliance as of September 30, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements other than community operating leases.  For additional information on the community operating leases, see Note 4, Acquisitions and Other Significant Transactions and the discussions of Community Lease Expense contained elsewhere in this section.

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

Goodwill Impairment Test

We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed the estimated fair value of the Company.  We use market capitalization as a triggering event that may indicate possible impairment of goodwill in interim periods.  We performed the annual impairment test as of October 31, 2009 and concluded that no impairment charge was required.  As of September 30, 2010, the Company’s market capitalization was substantially in excess of its carrying value, indicating that an impairment of goodwill is not evident.  We also noted that there were no facts or circumstances during the first nine months of 2010 that indicated that our carrying value exceeded the estimated fair value of the Company.

Impact of Inflation

Inflation could affect the Company’s future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 11.0% of revenues for the nine months ended September 30, 2010.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on the Company’s financial position, revenues, income from continuing operations or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact the Company’s financial position, results of operations or cash flows in the foreseeable future.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

Non-GAAP Measures

A non-generally accepted accounting principle (“non-GAAP”) financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be included in most generally accepted accounting principle (“GAAP”) measures.  In this report, we define and use the non-GAAP financial measures of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)/Earnings Before Interest, Taxes, Depreciation, Amortization, and Rent Costs (“EBITDAR”), as set forth below:

Definition of Adjusted EBITDA/EBITDAR

We define Adjusted EBITDA as net loss adjusted for:

•	Income or losses from discontinued operations,
•	provision for or benefit from income taxes,
•	equity earnings or losses in unconsolidated joint ventures,
•	noncontrolling interests,
•	gains or losses on sale of assets, termination of leases, or investments,
•	acquisition and development expenses,
•	depreciation and amortization,
•	deferred straight-line rent accruals and above/below market rent amortization,
•	deferred move-in fee revenues,
•	impairment losses,
•	amortization of deferred gains,
•	non-cash stock-based compensation expense,
•	interest expense,
•	change in fair value of interest rate swaps,
•	loan prepayment fees and debt refinancing costs,
•	interest income, and
•	other non-cash unusual adjustments.

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
September 30, 2010

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

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(13,904)	$(16,221)	$(42,449)	$(38,620)
Interest expense	27,101	26,743	81,353	79,351
Interest income	(123)	(575)	(366)	(902)
Provision for income taxes	326	360	971	900
Depreciation and amortization	20,244	18,632	61,345	58,249
Above/below market rent amortization	2,184	2,427	6,531	7,341
Amortization of deferred gains	(297)	(312)	(904)	(460)
EBITDA	35,531	31,054	106,481	105,859
Adjustments to EBITDA:
Equity (earnings) losses in unconsolidated joint ventures	770	76	319	(1,108)
Non-cash stock option compensation expenses	1,546	1,187	4,477	3,250
Deferred straight-line rent	4,160	4,840	11,231	14,771
Deferred revenues	951	460	3,456	475
Change in fair value of interest rate swaps	170	221	182	(621)
Impairment of long-lived assets	(158)	623	162	1,755
Acquisition and development expenses	601	81	1,113	545
Discontinued operations	559	1,319	1,729	1,370
Actuarial self-insurance reserve adjustments	134	818	2,595	(908)
Adjusted EBITDA	44,264	40,679	131,745	125,388
Operating lease expense	25,644	21,967	72,980	65,538
Adjusted EBITDAR	$69,908	$62,646	$204,725	$190,926

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
September 30, 2010

The table below shows the reconciliation of Adjusted EBITDAR to cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Adjusted EBITDAR	$69,908	$62,646	$204,725	$190,926
Provision for income taxes	(326)	(360)	(971)	(900)
Interest expense	(27,101)	(26,743)	(81,353)	(79,351)
Interest income	123	575	366	902
Operating lease expense	(25,644)	(21,967)	(72,980)	(65,538)
Acquisition and development expenses	(601)	(81)	(1,113)	(545)
Actuarial self-insurance reserve adjustments	(134)	(818)	(2,595)	908
Amortization of loan fees	739	862	2,251	2,434
Allowance for doubtful receivables	1,479	608	3,614	2,242
Changes in operating assets and liabilities, net	4,159	7,182	8,617	3,772
Discontinued operationscash component	–	(34)	10	45
Other	(26)	(109)	(72)	215
Net cash provided by operating activities	$22,576	$21,761	$60,499	$55,110

Cash From Facility Operations

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	changes in operating assets and liabilities,
•	principal amortization of capital lease obligations,
•	recurring routine capital expenditures, and
•	distributions (to) from unconsolidated joint ventures, net.

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
September 30, 2010

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

The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$22,576	$21,761	$60,499	$55,110
Remove effect of changes in operating assets and liabilities	(4,159)	(7,182)	(8,617)	(3,772)
Recurring capital expenditures	(3,856)	(5,308)	(9,703)	(12,890)
Repayment of capital lease and financing obligations	(3,010)	(2,495)	(8,864)	(7,003)
Distributions from unconsolidated joint ventures, net	512	571	1,381	1,589
Cash From Facility Operations	$12,063	$7,347	$34,696	$33,034

We define recurring capital expenditures as costs to maintain the communities for their intended business purpose and exclude expenditures for acquisitions, development and expansions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  As of September 30, 2010, we had approximately $167.9 million of variable rate borrowings based on monthly LIBOR.  Of the total variable rate debt of $167.9 million, $46.8 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1% change in the monthly LIBOR on this $46.8 million in variable rate debt, annual interest expense will either increase or decrease by $468,000.  As of September 30, 2010, the weighted average variable rate is 3.74% in excess of the monthly LIBOR on $46.8 million of the variable rate debt, and the monthly LIBOR was 0.25625%.  In addition, we have variable rate debt of $121.1 million that has LIBOR floors at a weighted average floor of 2.58% and a weighted average spread of 3.88%, for a total weighted average rate of 6.46%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 2.58% weighted average floor.  Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor, and conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2010.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

The downturn in the United States housing market in 2008 and 2009 triggered a constriction in the availability of credit that has continued throughout 2010.  This could affect our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our co-chief executive officers and our chief financial officer, evaluated the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2010.  Based on that evaluation, our co-chief executive officers and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

(b)  Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through September 30, 2010.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the third quarter of 2010, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

Dated: November 5, 2010	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

Number	Description
10.28	Documents Relating to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
for four California communities Dated 2010.
	10.28.8	Amended and Restated Lease Agreement dated October 15, 2010 by and between Alhambra Royale, and Summerville at COBBCO Inc.
	10.28.9	Amended and Restated Lease Agreement dated October 15, 2010 by and between Chatsworth Royale and Summerville at COBBCO Inc.
	10.28.10	Amended and Restated Lease Agreement dated October 15, 2010 by and between Clairemont Royale LP and Summerville at COBBCO Inc.
10.69	Documents Relating to the Credit Agreement with Wells Fargo Bank, National Association Dated 2010.
	10.69.07	Revolving Line of Credit Promissory Note dated July 1, 2010 in the principal amount of $25.0 million payable to Wells Fargo Bank, National Association.
	10.69.08	Fourth Amendment to Credit Agreement dated July 1, 2010 by and between Emeritus Corporation and Wells Fargo Bank, National Association.
10.78	Documents Relating to the BRE/SW Portfolio LLC (144 communities) Dated 2010.
	10.78.06	Amended and Restated Limited Liability Company Agreement by and among Emeritus Corporation,
CPDF II, LLC, BRE/SW Member LLC, and Sunwest Rollover Member LLC, dated August 5, 2010.
	10.78.07	Management Agreement dated August 5, 2010 by and between BRE/SW Lexington Gardens LLC and
Emeritus Corporation. Agreement represents an example of 139 communities agreements.
10.80	Documents Relating to Leases with HCP (5 Communities) Dated 2010.
	10.80.02	First Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP
Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated June 8, 2010.
	10.80.03	Second Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP
Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated September 30, 2010.
10.81	Documents Relating to Leases with HCP (27 Communities) Dated 2010.
	10.81.01	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus
Corporation, as Lessee, dated October 12, 2010 (Master Lease #1, 17 communities)
	10.81.02	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus
Corporation, as Lessee, dated October 12, 2010 (Master Lease #2, 10 communities)
	10.81.03	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.
as Lessor, and Emeritus Corporation, as Lessee, dated October 15, 2010 (Master Lease #1)
	10.81.04	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.
as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2)
	10.81.05	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.
as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #1)
	10.81.06	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.
as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #2)
10.82	Documents Relating to the Purchase of the Assets of Weston Group, Inc. Dated 2010.
	10.82.01	Purchase Agreement dated October 21, 2010 between Randall Weston and Weston Group, Inc. as seller, and Emeritus Corporation as Buyer.
31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 4, 2010.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 4, 2010.
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 4, 2010.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 for Daniel R. Baty dated November 4, 2010.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 for L. Granger Cobb dated November 4, 2010.
	32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 4, 2010.