Form 10-K
period 2010-12-31
EMERITUS CORP\WA\
filed 2011-03-11
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2010.

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Washington	91-1605464
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3131 Elliott Avenue, Suite 500, Seattle, WA 98121
(Address of principal executive offices)

(206) 298-2909
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2010 was $326,235,409.

As of March 1, 2011, 44,205,718 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be reported in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 24, 2011.

EMERITUS CORPORATION

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The disclosure and analysis in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  They often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “seek,” “should,” “will,” or the negative of those terms, or comparable terminology.  These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Any or all of our forward-looking statements in this report may turn out to be inaccurate.  Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements.  Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain.  Accordingly, you should not place undue reliance on our forward-looking statements.

Although we believe that the expectations and forecasts reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements.  Consequently, no forward-looking statement can be guaranteed and future events and actual or suggested results may differ materially.  We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements.  We expressly disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any further disclosures we make in our quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 1.  BUSINESS

Unless the context otherwise requires, the terms “Emeritus,” the “Company,” “we,” “us,” and “our” refer to Emeritus Corporation and its consolidated subsidiaries.

Overview

Emeritus was founded in 1993 and is one of the largest and fastest-growing operators of senior living facilities (“communities”) in the United States.  We own and operate a portfolio of high-quality, purpose-built communities providing services to our residents including independent living, assisted living, specialized memory care, and, to a lesser extent, skilled nursing care.  We strive to provide a wide variety of supportive living services in a professionally staffed environment that enables seniors to live with dignity and independence.  Our holistic approach enhances every aspect of our residents’ lives by assisting them with life enrichment activities including transportation, socialization and education, housing, and 24-hour personal support services, such as medication management, bathing, dressing, personal hygiene, and grooming.

As of December 31, 2010, we operated 479 senior living communities in 42 states.  The communities consisted of approximately 42,700 residential rooms or suites (collectively “units”) with a bed capacity for approximately 49,700 residents.  Our “Consolidated Portfolio” consists of owned and leased communities and our “Operated Portfolio” consists of our Consolidated Portfolio and the communities we manage.  As of December 31, 2010, our Operated Portfolio consisted of the following:

				Units by Type of Service
	Communities	Units (a)	Capacity (b)	AL (c)	MC (d)	IL (e)	SN (f)	Other (g)
Owned	165	13,683	16,970	10,353	2,093	968	88	181
Leased	141	14,594	16,295	10,909	2,143	677	826	39
Consolidated Portfolio	306	28,277	33,265	21,262	4,236	1,645	914	220
Managed - Third Parties	10	1,034	1,132	663	201	162	–	8
Managed - Joint Ventures	163	13,401	15,270	7,668	2,177	3,118	131	307
Operated Portfolio	479	42,712	49,667	29,593	6,614	4,925	1,045	535

(a)	Designed capacity units whether or not in use as of December 31, 2010 as a residential room or suite
(b)	Maximum number of residents
(c)	Assisted Living
(d)	Memory Care
(e)	Independent Living
(f)	Skilled Nursing beds
(g)	Units taken out of service as of December 31, 2010

For the year ended December 31, 2010, the weighted average occupancy rate for our Consolidated Portfolio was 86.9%, and our average monthly revenue per occupied unit in our Consolidated Portfolio was $3,817.  During 2010, we generated approximately 88.7% of our revenues from private payor sources, which limits our exposure to government reimbursement risk.

Our Consolidated Portfolio consists of relatively new, high quality communities that offer a significant number of amenities to our residents and which allows us to operate more efficiently.  Of the 306 communities in our Consolidated Portfolio, 193 have been built since January 1, 1997.  To maintain competitiveness in all markets, we maintain our communities and have significantly upgraded many of the older communities to enhance their appearance and functionality, making improvements to kitchens, emergency call systems, dining, lounge and recreation areas, landscaping, and electronic systems, including internet access and data transmission.

Dementia is a loss of or decline in memory and other cognitive abilities.  Alzheimer’s disease is the most common type of dementia, accounting for 60 to 80 percent of cases and is a disease that is growing significantly in aging populations.  Our Operated Portfolio includes 294 communities that offer Alzheimer’s/dementia (“memory care”) services with approximately 4,200 units in a mix of both free-standing communities and as an attached wing of our senior living communities.  Memory care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

In January 2010, we entered into a joint venture agreement (the “Joint Venture Agreement”) with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P. (“Blackstone”) and an entity controlled by Mr. Daniel R. Baty, one of the founders of Emeritus and the Chairman of our board of directors (“Columbia Pacific”).  (In this Form 10-K, the term “Columbia Pacific” refers to various related private companies founded and controlled by Mr. Baty).  Pursuant to the Joint Venture Agreement, Emeritus, Blackstone, and Columbia Pacific formed a joint venture that operates under the name of BRE/SW Portfolio LLC (the “Sunwest JV”).  The Sunwest JV was formed to acquire a portfolio of communities (the “Properties”) formerly operated by Sunwest Management, an Oregon limited liability company (“Sunwest”).

The Sunwest JV acquired 144 Properties in 2010 consisting of approximately 11,800 units.  We entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5.0% of gross collected revenues.  Of the 144 total Properties acquired by the Sunwest JV, we managed 139 as of December 31, 2010.  These 139 communities are included in the 163 total joint venture communities we managed as of December 31, 2010.  In the event that Blackstone desires to sell a specified portion of the Properties, all of the Properties or its membership interest in the Sunwest JV, we will have the right of first opportunity to purchase such Properties or membership interest, as applicable.  The Sunwest JV contributed $6.3 million to our management fee revenues during 2010 representing activity beginning as of the August 5, 2010 closing date.  We acquired our 6.0% interest in the Sunwest JV for $19.0 million in cash and an additional cash contribution of $2.0 million required by the Joint Venture Agreement to be paid by August 2012, which represents our proportional share of additional funding for capital improvements to the Properties.  The Joint Venture Agreement entitles us to distributions at increasing levels in excess of our ownership percentage if certain Sunwest JV performance criteria are achieved.  For additional information regarding the acquisition of the Properties by the Sunwest JV, see Notes to Consolidated Financial Statements—Note 2. Investments in Unconsolidated Joint Ventures—Sunwest Joint Venture, in this Form 10-K.

We strive to provide a wide variety of supportive living services in a professionally staffed environment that allows seniors to maintain dignity and independence.  We provide residents with a private or semi-private residential unit and charge a monthly fee based, in part, on each resident’s individual service needs.  We believe our residential assisted living and memory care communities allow seniors to maintain a more independent lifestyle than is possible in the institutional environment of skilled nursing facilities, while also providing peace of mind for their families, knowing that trained, professional staff can assist should the need arise.  Our communities promote independence by assisting residents as needed or desired with transportation, socialization, and education as well as with activities of daily living, such as medication management, bathing, dressing, personal hygiene, and grooming.

We focus on providing service of the highest quality and value to our residents.  We also focus on maximizing our revenues, operating income, and cash flows through a combination of continuing initiatives:

•	increase occupancy to stabilized levels;

•	optimize revenue per unit;

•	increase capacity via selective acquisitions and expansions of existing communities;

•	expand our memory care offerings to meet growing demand through expansions and conversions of existing communities and further acquisition of existing dementia care communities;

•
establish and maintain quality assurance and risk management programs to maintain customer satisfaction and to reduce the cost of workers’ compensation and professional and general liability insurance;

•	increase cost efficiencies through higher occupancy rates and greater economies of scale;

•	increase the percentage of owned versus leased communities; and

•	improve operating performance of joint venture communities, thereby increasing related management fee revenue and positioning us for distributions in excess of our ownership percentage.

As we have executed these growth initiatives, we have consistently improved our revenues as evidenced by the increase in average monthly revenue per occupied unit in our Consolidated Portfolio from $3,410 in 2008 to $3,641 in 2009 and to $3,817 in 2010.  During 2010, our initiatives to maximize revenues produced the following successful results:

•	Total consolidated operating revenues increased by approximately $108.3 million, or 12.1%, for 2010 to $1.0 billion from $898.7 million for 2009;

•	Average occupancy in our Consolidated Portfolio increased to 86.9% for 2010 from 86.7% for 2009;

•	Average monthly revenue per occupied unit in our Consolidated Portfolio increased by 4.8% to $3,817 for 2010 compared to 2009; and

•	The number of communities in our Consolidated Portfolio increased by a net of 40 new communities during 2010, which increased our consolidated unit count by approximately 4,200 units.

•
The number of communities in our Operated Portfolio increased by a net of 177 new communities during 2010, which increased our operated unit count by approximately 15,500 units.  We expect that the net increase of 137 managed communities will provide increased management fee revenue as well as potential future joint venture distributions.

The Senior Living and Memory Care Industry

The senior living industry offers various types of settings across a continuum of care for the senior population.  Our primary area of focus is assisted living, which provides a cost-effective and life-enriching alternative for seniors as compared to other settings such as skilled nursing or home healthcare (assisted living services cost less than skilled nursing facilities located in the same region).  We are one of a limited number of national operators of assisted living communities with a proven record of acquisition and development success across diverse geographic markets.  The assisted living industry is highly fragmented and characterized by numerous local and regional operators.  We believe the industry will be the focus of increased acquisition activity.

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

Assisted living provides housing and 24-hour personal support services designed to assist seniors with the activities of daily living, which include bathing, eating, personal hygiene, grooming, medication reminders, ambulating, and dressing.  Certain of our assisted living communities offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia, in addition to our free-standing memory care communities.

We believe that our assisted living business, because it is need-driven, has been relatively resistant to economic downturns and will continue to benefit from other trends and factors in the industry including growing consumer awareness of the types of services we provide and the increase in the number of seniors looking for care outside of their family.  Other trends and factors include:

Consumer Preference.  We believe that assisted living is preferred by prospective residents as well as their families, who are often the decision makers for seniors.  Assisted living is a cost-effective alternative to other types of care, offering seniors greater independence while enabling them to reside in a more residential environment.

Cost-Effectiveness.  Assisted living services generally cost considerably less than skilled nursing services located in the same region.  We believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.  According to the 2010 MetLife Market Survey of Nursing Home, Assisted Living, Adult Day Services, and Home Care Costs published in October 2010, the national annual average cost of a year in a nursing home in 2010 was $83,585 for a private room and $74,825 for a semi-private room compared to an annual average cost of $39,516 in an assisted living facility.

Demographics.  Demographic trends are expected to increase the demand for the assisted living and memory care services in which we specialize.  The target market for our services is persons 75 years and older, which represents one of the fastest growing segments of the population in the United States.  The United States Census Bureau predicts that the population in the United States will change in the next 19 years as follows:

Age over:	2011	2030	Δ	% Δ
65	41.1 million	72.1 million	31.0 million	75.4%
75	18.9 million	33.3 million	14.4 million	76.2%
85	5.9 million	8.7 million	2.8 million	47.5%

The U.S. Census Bureau’s prediction for the next 39 years is as follows:

Age over:	2011	2050	Δ	% Δ
65	41.1 million	88.5 million	47.4 million	115.3%
75	18.9 million	48.4 million	29.5 million	156.1%
85	5.9 million	19.0 million	13.1 million	222.0%

According to the 2010 Alzheimer’s Disease Facts and Figures report issued by the Alzheimer’s Association, an estimated 5.3 million Americans have Alzheimer’s disease including approximately one in every eight Americans over age 65.  In 2011, nearly a half million Americans will develop Alzheimer’s disease and by 2050, that number will double to nearly one million per year.  In 2011, the first baby boomers will turn 65 and by 2029, all baby boomers will be at least 65 years old.  Absent breakthroughs in medical research, we believe the need for Alzheimer’s and dementia care will continue to increase in the future because of the steady growth in the senior population.

Changing Family Dynamics.  Seniors currently possess greater financial resources than in the past, which makes it more likely that they would be able to afford to live in professionally managed senior living.  We try to operate in geographic areas where seniors tend to have a significant amount of assets generated from savings, pensions, and other assets.  Seniors’ use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services.  Accordingly, we believe that the number of seniors and their families who are able to afford high quality senior residential services, such as those we offer, has also increased.  While the economic downturn in 2008 and 2009 may have had some impact on the financial resources of seniors who have investments in the stock market, we have yet to witness any significant occupancy declines.  In addition, the geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population.  As a result, many families that traditionally would have provided care to senior family members in their homes are now unable to do so.  We believe these factors have increased the need for professional senior care.

Supply/Demand Imbalance.  While the senior population continues to grow significantly, the supply of assisted living units is not growing at a similarly rapid rate.  According to the 2010 Seniors Housing Construction Trend Report issued jointly by the National Investment Center for the Seniors Housing & Care Industry and the American Seniors Housing Association, construction starts of new senior living facilities is down over 32.0% for the year ending March 31, 2010 compared to the year ending March 31, 2009 and is down 57.0% compared to the year ending March 31, 2008.  We believe that high construction costs, costs and availability of capital and credit, and the cost of liability insurance for smaller operators have constrained the growth in the supply of assisted living facilities.  New construction continued to be soft throughout 2010.  We believe that growth in the senior population, increased affluence of this generation of senior citizens, baby boomers beginning to reach age 65 in 2011, and the diminished role of the family in providing senior care has led and will continue to lead to supply and demand imbalances.  These imbalances provide us with growth opportunities, as evidenced by a general increase in rental rates over the past few years.

Competitive Strengths

We believe that the following competitive strengths position us to capitalize on the favorable trends occurring within the healthcare industry and senior living markets:

Proven Consolidator in Fragmented Industry.  In the last four years, we have increased our Consolidated and Operated Portfolios as follows:

	December 31, 2010		December 31, 2006		Δ in	% Δ in
	Community Count	Unit Count	Community Count	Unit Count	Community Count	Community Count (a)	Δ in Unit Count	% Δ in Unit Count (a)
Owned	165	13,683	10	808	155	N/M	12,875	N/M
Leased	141	14,594	155	12,881	(14)	(9.0%)	1,713	13.3%
Consolidated Portfolio	306	28,277	165	13,689	141	85.5%	14,588	106.6%
Managed - Third Parties	10	1,034	11	1,232	(1)	(9.1%)	(198)	(16.1%)
Managed - Joint Ventures	163	13,401	21	1,652	142	N/M	11,749	N/M
Operated Portfolio	479	42,712	197	16,573	282	143.1%	26,139	157.7%

(a)	"N/M" indicates percentages that are not meaningful in this analysis

Focus on Memory Care Services.  The demand for memory care services continues to grow.  As of December 31, 2010, we operated approximately 4,200 units in our Consolidated Portfolio and 6,600 units in our Operated Portfolio that offer this type of care in a mix of both free-standing communities and as part of our standard assisted living communities.  The dementia care wings within many of our assisted living communities enable us to retain residents who may require dementia care services in the future, and who would otherwise be required to move to an alternative care setting.  Where appropriate, memory care residents and/or their families may choose to share “companion living” apartments to provide a lower cost alternative for those residents.  This also serves to enhance our average rate per occupied unit.

Significant Scale with Broad Geographic Footprint.  We are the largest operator of assisted living and memory care communities in the United States in terms of resident capacity, operating in 42 states across the country.  The scope and scale of our operations and the services we offer enable us to provide our residents with a comprehensive range of healthcare and related services in a cost-effective manner not available to smaller operators.  As a result, we believe the breadth of our platform is a competitive advantage in the marketplace enabling us to attract residents and clinical staff while also providing significant economies of scale and increasing our importance to our suppliers.  Our advanced information technology infrastructure further provides our Operated Portfolio with operational efficiencies and our scalability serves as a base for further expansion.  Additionally, we believe our geographic diversification makes us less vulnerable to adverse economic developments and industry factors, such as overbuilding, employment, and regulatory and competitive conditions that may affect a particular region.

Purpose-Built High-Quality Communities with Substantial Ownership.  Of the 306 communities in our Consolidated Portfolio, 193 communities have been built and opened since January 1, 1997.  In addition, we have significantly upgraded many of our older communities to improve their appearance and operating efficiency and make them more attractive to prospective residents.  These upgrades include the finished appearance of the communities, as well as various improvements to kitchens, emergency call systems, dining, lounge and recreational areas, landscaping, and electronic systems, including those for internet access, data transmission, data sharing, and e-mail.  We have increased the number of communities that we own from ten at the end of 2006 to 165 as of December 31, 2010, primarily through the acquisition of 151 communities we formerly operated under long-term leases or management contracts.

Experienced Management with Industry Relationships.  Our 12 senior management team members collectively have over 250 years of management experience in the healthcare industry, ranging from independent living to skilled nursing care facilities.

Business Strategy

Our goal is to continue as a national leader in the assisted living segment of the long-term care industry using the following strategies:

Continued Focus on Improving Operations, Occupancy, Customer Service and Cash Flow. In recent years, we have focused intensively on improving community performance through both increased occupancy and increased revenue per occupied unit.  Despite the recent economic downturn, the occupancy for our Consolidated Portfolio has increased from 86.7% to 86.9% and the revenue per occupied unit for our Consolidated Portfolio has increased from $3,641 to $3,817 from the year ended December 31, 2009 to December 31, 2010.  Our approach to care and our commitment and ability to address all of our residents’ needs, ranging from their physical health to their social well-being, has helped drive operating improvements in our business.  We believe that this “holistic approach” enriches the quality of life and care for our residents.  By providing alternatives like non-related companion living, diabetes management, unique memory care programs, and other flexible programming designed to meet the needs of the individual in our communities, we increase customer satisfaction and thereby increase occupancy and enhance revenue.  We believe that our ongoing focus on customer satisfaction, rates, and occupancy will generate the incremental growth in margins we are striving to achieve.

Focus on Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors aged 75 and older who live in smaller cities and suburbs with populations of 50,000 to 150,000 persons.  We believe that this segment of the senior community is relatively large and geographically broad and is generally composed of seniors who are financially capable of purchasing our services.

Expansion of Memory Care Markets. We will continue to explore new and existing markets where there is a significant demand for higher-margin memory care services, including the addition of memory care units to existing communities.  We believe our memory care programs, such as our signature Join Their Journey® and Brain Health Lifestyle® programs, are unique and appeal to this market segment.  For example, our Join Their Journey® program focuses on care that creates a familiar environment with individualized service and care plans to enhance the residents’ overall quality of life.  In 2010, we appointed nationally recognized neuropsychologist Dr. Paul Nussbaum as Director of Brain Health as part of our commitment to improving brain health in our residents, their families and our employees.

Selective Acquisitions and Developments. We will continue to pursue opportunities to purchase, lease, or manage communities that will allow us to increase our capacity and improve our operating efficiencies, with a particular focus on acquiring local and regional operators of assisted living communities.  In addition, we will selectively evaluate development opportunities, including adding units to existing communities, in strong markets where our existing occupancy is high and rates are favorable.  In January 2011, we entered into a memorandum of understanding with Columbia Pacific to begin exploring senior housing investment opportunities in China.

Expansion of Our Ancillary Services. We plan to grow our revenue and increase our profitability by increasing the scope of the ancillary services we provide to our residents, including rehabilitation services.  While a majority of our communities currently offer rehabilitation services, all of these services are currently outsourced to third-party providers.  Our announced intention to enter the rehabilitation services market as a provider will allow us to expand the volume of rehabilitation services that we provide directly to our residents, resulting in increased revenues from these services.

Resident Services

Our assisted living communities offer residents a full range of services based on individual resident needs in a supportive “home-like” environment.  The services we provide to our residents are designed to respond to their individual needs and to improve their quality of life.

Basic Services.  All of our residents receive basic services that include meals and snacks, social and recreational activities, weekly housekeeping and linen service, apartment maintenance, a 24-hour emergency response system, and transportation to appointments and excursions.  We make licensed nurses available to evaluate the residents’ care needs and promote wellness.

Assisted Living Services.  Our residents may purchase additional services based on the recommended level of care or assistance required for the activities of daily living (“ADLs”), which are dining, bathing, dressing, grooming, and personal hygiene.  A thorough evaluation of each resident’s needs, in collaboration with the resident’s physician and family, determines the recommended level of care.  In addition to assistance with ADLs, we also provide assistance with medication management, recreational activities and social support, behavior modification and management, diabetes management, and other simple treatments.

Memory Care Program.  We have designed our memory care program to meet the health, psychological, and social needs of our residents diagnosed with Alzheimer’s or related dementia.  In a manner consistent with our assisted living services, we help structure a service plan for each resident based on his/her individual needs.  Some of the key service areas providing individualized care to our residents with Alzheimer’s or related dementias center around a personalized environment, activities planned to support meaningful interactions, specialized dining and hydration programs, and partnerships with families and significant others through support groups, one-on-one meetings, educational forums, and understanding behavior as a form of communication.  We endeavor to provide residents with an optimal quality of life, which includes life enrichment by giving each resident a sense of purpose.

Respite Care.  Most of our communities offer short-stay respite care, whereby a resident may live with us temporarily while transitioning from a hospital or nursing home stay or when a family member or caregiver is on vacation.  We also offer the opportunity for a prospective resident to stay with us for a short time before making a final decision to move in.  Short-stay residents receive all of the same services as our permanent residents.  For seniors living on their own or with family members, we offer adult day programs, which provide individual adult care plans that include recreational and social activities as well as meals.

Skilled Nursing.  Our Consolidated Portfolio includes 914 licensed skilled nursing beds, which are included in certain of our assisted living communities.  In additional to assistance with ADLs, these communities provide 24-hour nursing care, rehabilitation therapy, post-surgical care, infusion therapy, dialysis care and hospice care, among other specialty services.

Financial Services.  We help seniors meet their financial needs by partnering with senior financial solution providers such as:

•
Elderlife Financial Services (“Elderlife”).  Elderlife provides lines of credit to help prospective residents pay for our services.  An Elderlife Line of Credit provides seniors and their families an alternative way to finance senior living.  For many, this eliminates a significant obstacle to moving into a senior living community.

•
Life Care Funding Group.  The Life Care Funding Group helps prospective residents raise funds to pay for our services through the life settlement market.  A “life settlement” is the sale of an in-force life insurance policy for an amount much greater than the cash surrender value from the insurance company.

Service Revenue Sources

We rely primarily on our residents’ ability to pay our charges for services from their own or family resources and expect that we will continue to do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities.

As third-party reimbursement programs and other forms of payment continue to grow, we will evaluate and selectively participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small.  Our primary source of community revenue comes from residents’ private resources; all other service revenue sources constituted approximately 11.3% of our total community revenues in 2010.

Management Activities

We provide management services to independent and related-party owners of assisted living communities.  We managed 173 communities as of December 31, 2010 and 36 communities as of December 31, 2009.  Of the 173 managed communities, 163 are owned by joint ventures in which we have an interest, five are owned by third parties, and five are owned by Columbia Pacific.  Some of our management agreements provide for a flat monthly rate, are based on the number of resident days, or provide fees ranging from 5.0% to 10.0% of gross operating revenues, some with mandatory minimum thresholds.  Our total management fees, inclusive of all management agreements, as a percentage of total managed community revenue was 4.9% for both 2010 and 2009.  Terms of our management agreements range from two to five years and may be renewed or renegotiated at the expiration of the term.  However, our management agreements with the Sunwest JV and our joint venture with Blackstone Real Property Group (“Blackstone JV”), representing a combined total of 162 managed communities as of December 31, 2010, are automatically renewed on 30-day successive periods after the end of the initial term.

In the three years ended December 31, 2010, we have increased the number of our managed communities from 33 to 173 primarily as a result of our participation in the Sunwest JV, which increased the number of our managed communities by 139.  The Sunwest JV contributed $6.3 million to our management fees for 2010, representing the activity from the August 5, 2010 closing date to December 31, 2010.  Total management fees were approximately $11.9 million for 2010, $5.7 million for 2009, and $5.0 million for 2008.

Communities

As of December 31, 2010, we operated 479 senior living communities, consisting of approximately 42,700 units with a capacity for approximately 49,700 residents.  Our communities are located in 42 states.  As of December 31, 2010, we offer memory care in 294 communities, independent living in 81 communities, and skilled nursing in 24 communities.

Marketing and Referral Relationships

Our operating strategy is designed to integrate our senior living communities into the continuum of healthcare services offered in the geographic markets in which we operate.  One objective of this strategy is to enable residents who require additional healthcare services to benefit from our relationships with local hospitals, physicians, home healthcare agencies, and skilled nursing facilities in order to obtain the most appropriate level of care.  Thus, we seek to establish relationships with local hospitals, through joint marketing efforts where appropriate, home healthcare agencies, alliances with visiting nurses associations and, on a more limited basis, priority transfer agreements with local, high quality skilled nursing facilities.  In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded our network of referral sources.

As part of our Safely Somewhere initiative, we offer free home visits to seniors.  The objective of this program is to determine and work with potential residents, their families and physicians on an outcome that will meet their needs.  Our home visit services include social visits, safety checks and evaluations to identify home and care needs.  We offer post hospital or nursing facility discharge follow-up and coordination with families and referral sources.  We believe that by working with them to resolution, potential residents are more willing to view Emeritus as an option while also improving our community network.

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

Our communities have established ongoing resident and/or family meetings through care conferences and/or family night meetings.  We obtain feedback, recommendations, and suggestions to improve overall quality performance of the community from the residents, responsible parties, and staff.  The CPR, Ethics First compliance program, resident care conferences, and family night meetings are significant components of our continuous quality improvement program.  We use these processes to benchmark our ongoing efforts to improve quality, enhance customer satisfaction, and minimize risk exposure.

Administration

We employ an integrated structure of management, financial systems, and controls to maximize operating efficiency and contain costs.  In addition, we have developed the internal procedures, policies, and standards we believe are necessary for effective operation and management of our communities.  We have recruited seasoned key employees with years of experience in the senior living services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

Our operating group currently consists of eight divisions.  Our management approach is the same across all divisions.  An operational vice president heads each division in a collaborative team system that includes a vice president of sales and marketing and a vice president of quality service and risk management.  Each divisional team oversees several operating regions headed by a regional director of operations, who provides management support services for each of the communities in his/her respective region, along with the respective regional director of quality service and risk management and regional director of sales and marketing.  An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements.  We provide management support services to each of our communities, including operating systems and standards, recruiting, training, and financial and accounting services.  Our automated resident assessment system helps to ensure that our communities maintain a quality standard of care, meet state compliance requirements, and capture charges associated with services provided in a flexible and customizable manner.

We have centralized finance and other operational support functions at our executive offices in Seattle, Washington, in order to allow community-based personnel to focus on resident care.  At our executive offices, we establish policies and procedures that we disseminate to the entire Company, oversee our financial and marketing functions, manage our acquisition and development activities, and determine our overall strategic direction.

We use a combination of centralized and decentralized accounting and computer systems that link each community with our executive offices.  Through these systems, we are able to monitor occupancy rates and operating costs and distribute financial and operating information to appropriate levels of management in a cost efficient manner.  We believe that our data systems are adequate for current operating needs and provide the flexibility to meet the requirements of our operations.  In 2009, we completed the implementation of a new financial and accounting software platform, which positions us for future growth and has enabled us to respond quickly and cost effectively to changes to our business arising from mergers and acquisitions, regulatory and compliance issues, and changes in financial reporting requirements.  We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

Competition

The number of assisted living communities continues to grow in the United States, although the number of assisted living units is not growing as rapidly as the growth of the senior population.  During recent years, new construction has been significantly constrained due, in part, to a lack of available financing.  We believe that quality of service, reputation, community location, physical appearance, and price will continue to be significant competitive factors.

The assisted living industry is highly competitive and also fragmented.  Our competition comes from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic areas in which we operate, as well as retirement housing communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers.  In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial, except in the skilled nursing segment.  Although new construction of assisted living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate assisted living communities.  Some of our present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital.  Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our financial position, results of operations or cash flows.  Our publicly traded competitors include Brookdale Senior Living, Inc., Sunrise Senior Living, Inc., Five Star Quality Care, Inc., Capital Senior Living Corporation, and Assisted Living Concepts, Inc.

Government Regulation

Federal, state, and local authorities heavily regulate the healthcare industry.  Regulations change frequently, and sometimes require us to make changes in our operations.  We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results.  Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues and expenses.  Our communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities.  In addition, federal, state, and local officials increasingly are focusing their efforts on enforcement of these laws.

As of December 31, 2010, our Operated Portfolio consisted of 479 communities in 42 states.  Each of these states has its own business licensure requirements and, depending on the type of assisted living or related service we provide in each of our communities, additional licensure requirements and, in some cases, a Certificate of Need.  In accordance with these requirements, we have complied with each state’s legal requirements during the years ended December 31, 2010, 2009, and 2008, respectively.  Our Operated Portfolio may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted.  Assisted living communities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements.  Such unannounced surveys occur annually or biannually, or may occur following a state’s receipt of a complaint about the community.  As a result of any such inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements.  Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction, but the reviewing agency typically has the authority to take further action against a licensed or certified facility.  Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions.  From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from such inspections or surveys.

We are also subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Anti-Kickback Law and the False Claims Act.  The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) any remuneration directly or indirectly, overtly or covertly, in cash or in kind for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid programs.  Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral.  If an entity were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.  In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties.  The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on providers and their payor sources.  We are also subject to federal and state laws designed to protect the confidentiality of patient health information.  The U.S. Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information.  In addition, many states have confidentiality laws, which in some cases may exceed the federal standard.  We have adopted procedures for the proper use and disclosure of residents’ health information in compliance with the relevant state and federal laws, including HIPAA.  Although these requirements affect the manner in which we handle health data and communicate with payors at communities, the cost of compliance does not have a material adverse effect on our financial condition, results of operations, or cash flows.  The federal and state laws governing assisted living are various and complex.  While we endeavor to comply with all laws that regulate the licensure and operation of our communities, it is difficult to predict how our business could be affected if it were subject to an action alleging such violations.

Environmental Matters

Under various federal, state, and local environmental laws, a current or previous owner or operator of real property, such as Emeritus, may be held liable in certain circumstances for the costs of investigation, removal, or remediation of certain hazardous or toxic substances, including, among others, petroleum and materials containing asbestos, that could be located on, in, at, or under a property, regardless of how such materials came to be located there.  Additionally, such an owner or operator of real property may incur costs relating to the release of hazardous or toxic substances, including government fines, payments for personal injuries or damage to adjacent property.  The cost of any required investigation, remediation, removal, mitigation, compliance, fines, or payments for personal or property damages could, therefore, exceed the property’s value and/or our assets’ value.  In addition, the presence of such substances, or the failure to properly dispose of or remediate the damage caused by such substances, may adversely affect our ability to sell such property, to attract additional residents and retain existing residents, to borrow using such property as collateral, or to develop or redevelop such property.  In addition, such laws impose liability for investigation, remediation, removal, and mitigation costs on persons who disposed of or arranged for the disposal of hazardous substances at third-party sites.  Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence, release or disposal of such substances without regard to whether such release or disposal was in compliance with law at the time it occurred.  Moreover, the imposition of such liability could be joint and several, which means we could be required to pay for the cost of cleaning up contamination caused by others who have become insolvent or otherwise judgment proof.

We do not believe that we have incurred any such liabilities that would have a material adverse effect on our financial condition, results of operations, or cash flows.

Our operations are subject to regulation under various federal, state, and local environmental laws, including those relating to: the handling, storage, transportation, treatment, and disposal of medical waste products generated at our communities; identification and warning of the presence of asbestos-containing materials in buildings, as well as removal of such materials; the presence of other substances in the indoor environment; and protection of the environment and natural resources in connection with development or construction of our communities.

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents, including, for example, blood-soaked bandages, swabs, and other medical waste products, and incontinence products of those residents diagnosed with an infectious disease.  The management of infectious medical waste, including its handling, storage, transportation, treatment, and disposal, is subject to regulation under various federal, state, and local environmental laws.  These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice, and reporting obligations.  Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste.  The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to clean up disposal sites at which such wastes have been disposed.  Any finding that we are not in compliance with environmental laws could adversely affect our business operations, financial condition, or results of operations.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, their employees and certain other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials (together, “asbestos materials”) in their buildings.  The regulations also set forth employee training, record-keeping requirements, and sampling protocols pertaining to asbestos materials.  Significant fines can be assessed for violation of these regulations.  Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos materials.  The regulations may affect the value of a building containing asbestos materials in which we have invested.  Federal, state, and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos materials when such materials are in poor condition or in the event of construction, remodeling, renovation, or demolition of a building.  Such laws may impose liability for improper handling or a release to the environment of asbestos materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with these materials.

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

Employees

As of December 31, 2010, Emeritus had approximately 29,300 employees, including approximately 20,000 full-time employees.  We employed approximately 600 full-time employees in our executive offices and regional offices.  Of our approximately 29,300 total employees, approximately 8,400 work at our managed communities.  On September 25, 2009, a majority of employees at one community voted to be represented by a labor union.  We believe and we have alleged that the labor union engaged in objectionable conduct affecting the results of the election and the election results should be set aside.  This matter is currently pending before the National Labor Relations Board and the outcome of the election remains uncertain.  As of December 31, 2010, we are unaware if a labor union was representing any of our other employees or if any employees were attempting to organize a labor union.  We believe our relationship with our employees is satisfactory.

Although we believe that we are able to employ sufficiently skilled personnel to staff the communities we operate or manage, a shortage of skilled personnel, particularly in nursing, in any of the geographic areas in which we operate could adversely affect our ability to recruit and retain qualified employees and to control our results of operations.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder are made available free of charge on our web site (www.emeritus.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information contained on our web site is not being incorporated herein.  These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Emeritus.

We have posted our Corporate Governance Guidelines, Code of Conduct, Code of Ethics and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees on our web site.

ITEM 1A.  RISK FACTORS

Our financial condition, results of operations, and cash flows are subject to many risks, including, but not limited to, those set forth below:

Emeritus has incurred losses since it began doing business, except for 2005, and may continue to incur losses for the foreseeable future.  Emeritus organized and began operations in July 1993 and has operated at a loss since it began doing business, except for 2005.  For December 31, 2010, 2009, and 2008, we recorded losses of $57.0 million, $53.9 million, and $104.8 million, respectively.  We believe that the historically aggressive growth of our Consolidated Portfolio through acquisitions and developments and related financing activities, as well as our inability (along with most of the assisted living industry) to significantly increase occupancy rates at our communities, were among the causes of these losses.  To date, at many of our communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flows from operating activities but not overall Company earnings.  Our ongoing results of operations may not become profitable in line with our current expectations or may not become profitable at all.

If the Company cannot generate sufficient cash flows to cover required interest, principal, and lease payments, it risks defaults on its debt agreements and leases.  As of December 31, 2010, we had total debt, including interest, of $1.9 billion, with minimum annual payments of $161.3 million due in 2011 and had both long-term operating and capital lease commitments requiring minimum annual payments of $166.0 million in 2011.  In addition, we will have approximately $51.3 million and $210.6 million in final payments of principal on long-term debt maturing in 2011 and 2012, respectively.  If the Company is unable to generate sufficient cash flows to make such payments as required and we are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on the communities secured by the respective indebtedness or, in the case of a lease, could terminate our lease, resulting in loss of income and asset value.  In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community.  In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating the foreclosure of that community.  Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and lease agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because the Company is highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions.  A substantial portion of our future cash flows will be designated to debt service and lease payments.  In the past, we have occasionally been dependent on third-party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future.  In addition, we are periodically required to refinance these obligations as they mature.  As of December 31, 2010, our total debt, including interest, was $1.9 billion, and our payment obligations, including interest, under long-term operating and capital leases were $2.1 billion.  These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates at levels that would result in positive earnings.  In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis.  Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities.  While our occupancy levels have increased during 2010, 2009, and each year from 2004 through 2007, during the three years prior to that and in 2008, occupancy levels declined, excluding the effects of acquired communities.  Our occupancy levels may not increase in the future and may never reach levels necessary to achieve net income.

We may not find additional funding through public or private financing on acceptable terms.  We may not find adequate equity, debt, or sale-leaseback financing when we need it or on terms acceptable to us.  This could affect our ability to finance our operations or refinance our communities to avoid the consequences of default and foreclosure under our existing financing as described elsewhere.  In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution in their investment.

If we fail to comply with financial covenants contained in our debt instruments, our lenders may accelerate the repayment of the related debt.  From time to time, we have failed to comply with certain covenants in our financing and lease agreements relating generally to matters such as cash flow, debt, and lease coverage ratios, and certain other performance standards.  In the future, we may be unable to comply with these or other covenants.  If we fail to comply with any of these requirements and are not able to obtain waivers, our lenders could accelerate the repayment of the related indebtedness so that it becomes due and payable prior to its stated due date, and/or the lessors could terminate lease agreements.  We may be unable to repay or refinance this debt if it becomes due.

We self-insure many of our liabilities.  In recent years, participants in the long-term care industry have experienced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories.  Many of these suits involve large claims and significant legal costs.  We expect that we will occasionally face such suits because of the nature of our business.  For 245 of the 306 communities in our Consolidated Portfolio, we are self-insured and, as such, are responsible for the full loss of any professional liability claims.  We also carry conventional commercial general liability insurance.  Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business.  Except on a very limited basis, we currently do not carry professional liability insurance and, although we review our liability insurance annually, we may not be able to obtain third-party liability insurance coverage in the future or, if available, on acceptable terms.

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

If the Company is unable to refinance its debt that is scheduled to come due in 2011 and 2012 on reasonable terms, it may have an adverse effect on the Company and the market price of our common stock.  The Company has final payments of principal on long-term debt of approximately $51.3 million maturing in 2011 and $210.6 million maturing in 2012.  If the Company is not able to generate sufficient cash flows to make the required payments or refinance this debt on reasonable terms, it may have a material adverse effect on the market value of our common stock and other adverse effects on our business, financial condition, results of operations, and cash flows.

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline.  The senior living industry is highly competitive, and given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that our industry will become increasingly competitive in the future.  It is possible that market saturation in some locales could have an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels.  Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations.  We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities.  We expect that competition from new market entrants will increase as senior living residences achieve increased market awareness and more states decide to include assisted living services in their Medicaid programs.  Some of these competitors may have substantially greater financial resources than we do.  Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures.  This could lead to lower occupancy rates or lower rate structures in our communities.

If development of new senior living facilities outpaces demand, we may experience decreased occupancy, depressed margins, and diminished operating results.  In the future, some senior living markets in which we operate could become overbuilt.  The barriers to entry in the senior living industry are low.  Consequently, the development of new senior living facilities could outpace demand.  Overbuilding in the markets in which we operate could thus cause the Company to experience decreased occupancy and depressed margins and could otherwise adversely affect our results of operations.

Market forces could undermine our efforts to attract seniors with sufficient resources.  We rely on the ability of our residents to pay our fees from their own or family financial resources.  We believe that only seniors with income or assets meeting or exceeding the comparable median in the region where our senior living communities are located can afford our fees.  The economic recession, the depressed housing market, inflation, or other circumstances may undermine the ability of seniors to pay for our services.  If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline or we may be forced to lower our rental rates.

Our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents.  We compete with other providers of assisted living services and long-term care in attracting and retaining qualified and skilled personnel.  We depend on our ability to attract and retain management personnel responsible for the day-to-day operations of each of our communities.  If we are unable to attract or retain qualified community management personnel, our results of operations may suffer.  In addition, possible shortages of nurses or trained personnel may require us to enhance our wage and benefits packages to compete in the hiring and retention of personnel.  We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.  From time to time we are the subject of union organizing activity that, if successful, could impact our labor costs.  As a result of these and other factors, our labor costs may increase and may not be matched by corresponding increases in rates we charge to our residents.

Some of our communities generate infectious medical waste due to the illness or physical condition of the residents.  The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws.  These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations.  Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste.  The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to clean up disposal sites at which such wastes have been disposed.  Any finding that we are not in compliance with these environmental laws could adversely affect our business and financial condition.  While we are not aware of any non-compliance with environmental laws related to infectious medical waste at any of our communities, these environmental laws are amended from time to time and we cannot predict when and to what extent liability may arise.  In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

The Chairman of our board of directors, Daniel R. Baty, has personal interests that may conflict with ours.  Mr. Baty has engaged in a number of transactions with us, each of which has been approved by a committee of our independent directors.  For example, Mr. Baty is the principal owner of Columbia Pacific, a private company engaged in the development and operation of senior living communities and hospitals in India and other parts of Asia.  Columbia Pacific and affiliated partnerships also own assisted living communities, memory care facilities, and independent living facilities in the United States, some of which we manage under various management agreements.  These financial interests and management and financing responsibilities of Mr. Baty with respect to Columbia Pacific and their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

On January 15, 2010, the Company and affiliates of Blackstone and Columbia Pacific entered into the Sunwest JV to acquire a portfolio of communities previously operated by Sunwest.  The Sunwest JV closed on the acquisition of 144 Properties in 2010 for an aggregate unadjusted purchase price of approximately $1.3 billion, and the consideration included (i) approximately $279.0 million in a combination of cash and membership interests in the Sunwest JV and (ii) the assumption by the Sunwest JV of secured debt and other liabilities of approximately $979.0 million.  For additional information regarding the acquisition of the Properties by the Sunwest JV, see Notes to Consolidated Financial Statements—Note 2. Investments in Unconsolidated Joint Ventures—Sunwest Joint Venture, in this Form 10-K.

Mr. Baty’s potentially competitive activities are limited by a shared opportunities agreement between him and the Company.  Under the terms of this agreement, Mr. Baty and Columbia Pacific must immediately present to the Company all investment opportunities in senior living communities and ancillary businesses in the United States, Canada and China.  We will then have the option to participate in the investment opportunity through an ownership interest or management contract as set forth in the agreement.

Mr. Baty financially supports some of our recent transactions and the operations of certain communities that we manage with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support.  As of March 1, 2011, we manage six communities owned by Columbia Pacific.  Mr. Baty was also the guarantor of a portion of our obligations under a 24-community lease with an entity in which Mr. Baty has an ownership interest.  We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided the Company with financing in the amount of $18.0 million for two years, which financing was paid off in July 2007.  In 2004, Mr. Baty personally guaranteed $3.0 million of our obligations under a long-term lease with Health Care Property Investors, Inc., an independent REIT, which terminated with the purchase of these communities in August 2007.  Also in 2004, Mr. Baty guaranteed our obligations under a long-term lease relating to 20 communities.  As part of this arrangement, which, as of March 1, 2011, continues to be in effect for 12 of the communities (the “Cash Flow Sharing Communities”), he shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  In 2008, we entered into a 50-50 joint venture with Mr. Baty to purchase the real estate of eight of the Cash Flow Sharing Communities, into which Mr. Baty contributed approximately $1.2 million in 2010 and $1.1 million in 2009 related to debt refinancings, and $6.8 million in 2008.  In 2009, we borrowed $3.2 million from Columbia Pacific to finance the purchases of two communities that we previously managed for Columbia Pacific.  We subsequently paid off these loans in January 2011 (see Notes to Consolidated Financial Statements—Note 17. Subsequent Events, in this Form 10-K).  We believe that we would have been unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support.  The ongoing administration of these transactions, however, could be adversely affected by these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.  In addition, we cannot guarantee that his support will be available in the future.

We may be unable to attract and retain key management personnel.  We depend upon, and will continue to depend upon, the services of Mr. Baty and Granger Cobb, our President and Chief Executive Officer.  Mr. Baty has financial interests and management responsibilities with respect to Columbia Pacific and its related partnerships that require a considerable amount of Mr. Baty’s time.  As a result, he does not devote his full time and efforts to Emeritus.  The loss of Mr. Baty’s services, or those of Mr. Cobb, could adversely affect our business and our results of operations.  We also may be unable to attract and retain other qualified executive personnel critical to the success of our business.

Our costs of compliance with government regulations may significantly increase in the future.  Federal, state, and local authorities heavily regulate the healthcare industry.  Regulations change frequently, and sometimes require us to make expensive changes in our operations.  We cannot predict to what extent legislative or regulatory initiatives will be enacted or adopted or what effect any initiative would have on our business and operating results.  Changes in applicable laws and new interpretations of existing laws can significantly affect our operations, as well as our revenues, particularly those from governmental sources, and our expenses.  These laws and regulatory requirements could affect our ability to expand into new markets and to expand our services and communities in existing markets.  In addition, if any of our presently licensed communities operates outside of its licensing authority, it may be subject to financial or other penalties, including closure of the community and/or liability to residents if injury occurs.  Our residential communities are subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities.  In addition, our skilled nursing facilities and certain of our senior living communities are subject to extensive federal regulation.  Federal, state, and local governments occasionally conduct unannounced investigations, audits, and reviews to determine whether violations of applicable rules and regulations exist.  Devoting management and staff time and legal resources to such investigations, as well as any material violation by the Company that is discovered in any such investigation, audit, or review, could strain our resources and affect our results of operations.  In addition, regulatory oversight of construction efforts associated with refurbishment could cause us to lose residents and disrupt community operations.  While these regulations and licensing requirements often vary significantly from state to state, they typically include:

•	state and local laws impacting licensure;

•	consumer protection against deceptive practices;

•
laws affecting the management of property and equipment, including living accommodations such as room size, number of bathrooms, ventilation, furnishing of resident units, and other physical plant specifications;

•
laws affecting how we conduct our operations, such as staffing, staff training, personnel education, records management, admission and discharge criteria, documentation and reporting requirements, privacy laws, and fire, health, and safety laws and regulations;

•
federal and state laws designed to protect Medicare and Medicaid, which mandate and define allowable costs, pricing, billing and claims submission, quality of services, quality of care, food service, resident rights (including abuse and neglect) and responsibilities, and fraud; and

•
federal and state residents’ rights statutes and regulations; Anti-Kickback and physicians referral (Stark) laws; and safety and health standards set by the Occupational Safety and Health Administration.

We may be unable to satisfy all regulations and requirements or to acquire and maintain any required licenses on a cost-effective basis.  We have occasionally received notices of regulatory violations, which we have resolved by paying fines or taking other measures such as limiting our business activities at a particular community.  Failure to comply with applicable requirements could lead to enforcement action that could materially and adversely affect business and revenues.  Loss, suspension, or modification of a license may also cause a default under certain of our leases and/or trigger cross-defaults.

The Company is also subject to federal and state regulations regarding government funded public assistance that prohibit certain business practices and relationships.  Because we accept residents who receive financial assistance from governmental sources for their senior living services, we are subject to federal and state regulations that prohibit certain business practices and relationships.  Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicaid or similar state reimbursement programs.  Our failure to comply with such regulations also could result in substantial financial penalties and/or the suspension or inability to renew our operating licenses.  Acceptance of federal or state funds could subject the Company to potential false claims actions or whistleblower claims.

Our intention to enter the durable medical equipment and rehabilitation services business would subject the Company to additional federal and state laws and regulations and, if the Company fails to comply with these laws and regulations, could subject the Company to substantial financial and other penalties.  We recently announced a pending acquisition of a business that provides rehabilitative care and contract rehabilitation services and Medicare-certified durable medical equipment products to the senior living industry.  These services are subject to enhanced federal and state laws and regulations, including those regarding acquisition and maintenance of provider and supplier numbers, services provided, quality of care, provision of medically necessary items and services, and billing and claims submission.  Failure to comply with these laws and regulations could subject the Company to substantial financial and other penalties, which could materially and adversely affect our business and revenues.

We face possible environmental liabilities at each of our communities.  Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos-containing materials that could be located on, in, or under our community.  These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations.  Our liability could exceed our communities’ value or the value of our assets.  We may be unable to sell or rent our communities, or borrow using our communities as collateral, if any of these substances are present or if we fail to remediate them properly.  Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos-containing materials at a disposal site, we also may be liable for the costs of the removal or destruction of the hazardous or toxic substances at the disposal site.  In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties.

In addition to the risks described above, investing in Emeritus common stock involves the following risks:

We may experience volatility in the market price of Emeritus common stock due to the lower trading volume and lower public ownership of Emeritus common stock.  The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile.  In particular, the volatility of our share price is influenced by lower trading volume and lower public ownership relative to some of our publicly-held competitors, as well as recent turmoil in the stock market.  For example, our closing stock price has ranged from $4.88 per share to $24.54 per share between January 2, 2009 and December 31, 2010.  Because approximately 40.5% of the outstanding shares were owned by affiliates as of March 1, 2011, our stock is relatively less liquid and, therefore, more susceptible to large price fluctuations than many other companies’ shares.

Many factors could cause the market price of our common stock to significantly rise and fall, including:

•	fluctuations in our results of operations;
•	changes in our business, operations, or prospects;
•	changes in the regulatory environment;
•	sales of Emeritus common stock by affiliates;
•	the hiring or departure of key personnel;
•	announcements or activities by our competitors;
•	proposed acquisitions by us or our competitors;
•
financial results that fail to meet public market analysts’ expectations and changes in stock market analysts’ recommendations regarding us, other healthcare companies, or the healthcare industry in general;

•	adverse judgments or settlements obligating us to pay damages;
•	acts of war, terrorism, or national calamities;
•	industry, domestic and international market and economic conditions; and
•	decisions by investors to de-emphasize investment categories, groups, or strategies that include our Company or industry.

In addition, the stock market has recently experienced significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of Emeritus common stock.  When the market price of a company’s stock drops significantly, shareholders may institute securities class action litigation against that company.  Any litigation against us could cause us to incur substantial costs, divert our time and attention and other resources, or otherwise harm our business.

Insiders have substantial control over the Company and are able to influence corporate matters.  We entered into a shareholders’ agreement in connection with the acquisition of Summerville Senior Living, Inc. (“Summerville”), dated March 29, 2007, as amended April 30, 2010, between us, AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate Investment Fund III, L.P., and Apollo Real Estate Investment Fund IV, L.P. (collectively, the “Apollo shareholders”), Saratoga Partners IV, L.P., Saratoga Coinvestment IV, LLC, and Saratoga Management Company LLC (collectively, the “Saratoga shareholders”), and Mr. Baty and certain of his affiliates (collectively, the “Baty shareholders”).  Under the terms of this shareholders’ agreement, a representative of each of the Baty shareholders, the Saratoga shareholders and the Apollo shareholders has been elected or appointed to our board of directors.  However, on September 16, 2010, Messrs. Charles P. Durkin, Jr. and David Niemiec, who represented the Saratoga shareholders, resigned from our board of directors.  The resignation of Mr. Durkin from our board of directors created a vacancy for the representative designated by the Saratoga shareholders.  While the Saratoga shareholders have elected to not designate a new board representative, they have not permanently waived their right to designate a representative under the amended shareholders’ agreement.  Our directors and executive officers and their affiliates, including the Baty shareholders, the Apollo shareholders, and the Saratoga shareholders and their affiliates owned, in the aggregate, approximately 40.5% of our outstanding common stock as of March 1, 2011. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets.  This concentration of ownership could limit a shareholder’s ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing shareholders could cause our stock price to decline.  As of March 1, 2011, the Company has outstanding approximately 44,205,718 shares of common stock, of which our executive officers and directors, affiliates controlled by them, and other affiliates of ours beneficially own 17,911,805 shares.

The shares received by the Apollo shareholders in the Summerville acquisition were eligible for sale in the public market beginning September 1, 2008, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended.  However, pursuant to a registration rights agreement entered into on March 29, 2007, as amended on March 31, 2010, with the Apollo shareholders, the Baty shareholders, the Saratoga shareholders, and Mr. Cobb, we agreed to register shares of common stock beneficially owned by certain of the Apollo shareholders and Saratoga shareholders under certain circumstances.  In particular, we filed a shelf registration statement, which was declared effective by the SEC on January 16, 2008, to permit public resale of 4,859,008 shares beneficially owned by Apollo shareholders and 1,800,000 shares beneficially owned by certain Saratoga shareholders.  Pursuant to this registration statement, these shareholders will be able to publicly resell the identified Emeritus shares without restriction.  Moreover, if one or more parties to the registration rights agreement exercise their rights with respect to the shares they own, additional shares may become eligible for public resale without restriction.

As of December 31, 2010, options for a total of 3,954,793 shares of common stock were outstanding under our equity incentive plans, of which a total of 1,739,553 shares were then exercisable.  Of the shares exercisable, 783,760 shares were exercisable at a price in excess of our stock trading price as of December 31, 2010.  All of the shares issuable on exercise of such vested options are eligible for sale in the public market.  If our executive officers, directors, or significant shareholders sell, or indicate an intention to sell, substantial amounts of Emeritus common stock in the public market, the trading price of our stock could decline.

In addition, we may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our shareholders.  These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us.  Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution.  Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.  As of December 31, 2010, 44,193,818 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.  The trading market for our common stock may depend in part on any research reports that securities or industry analysts publish about the Company or our business.  We currently have limited research coverage by securities and industry analysts.  Lack of research coverage could negatively impact the market for our stock.  In the event additional securities or industry analysts do initiate coverage of our Company and one or more of these analysts downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

We do not anticipate paying any cash dividends in the foreseeable future.  We have never declared or paid any dividends on our common stock.  We expect to retain any future earnings to finance the operation and expansion of our business.  Future dividend payments will depend on our results of operations, financial condition, capital expenditure plans and other obligations and circumstances, and will be at the sole discretion of our board of directors.  Some of our existing leases and lending arrangements contain provisions that restrict our ability to pay dividends, and we anticipate that the terms of future leases and debt financing arrangements may contain similar restrictions.  Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our issuance of preferred stock could adversely affect holders of our common stock.  Our board of directors is authorized to issue series of preferred stock without any action on the part of our holders of common stock.  Our board of directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends, or if we liquidate, dissolve, or wind up our business, and other terms.  If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock, or the price of our common stock could be adversely affected.

Antitakeover provisions of Washington law, our restated articles of incorporation and our restated bylaws may prevent or delay an acquisition of us that shareholders may consider favorable or may prevent or delay attempts to replace or remove our board of directors.  Our restated articles of incorporation and restated bylaws contain provisions, such as the right of our directors to issue preferred stock from time to time with voting, economic, and other rights superior to those of our common stock without the consent of our shareholders, and prohibitions on cumulative voting in the election of directors, all of which could make it more difficult for a third party to acquire us without the consent of our board of directors.  In addition, our restated articles of incorporation provide for our board of directors to be divided into three classes serving staggered terms of three years each, permit removal of directors only for cause by the holders of not less than two-thirds of the shares entitled to elect the director whose removal is sought, and require two-thirds shareholder approval of certain matters, including business combination transactions not approved by our incumbent board of directors and the amendment of our restated bylaws.  Furthermore, our restated bylaws require advance notice of shareholder proposals and nominations and impose restrictions on the persons who may call special shareholder meetings.  In addition, Chapter 23B.19 of the Washington Business Corporation Act prohibits certain business combinations between us and certain significant shareholders unless certain conditions are met.  These provisions may have the effect of delaying or preventing a change of control of our Company even if this change of control would benefit our shareholders.

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Communities

We operate 479 senior living communities in 42 states, most of which consist of one-story to three-story buildings and include common dining and social areas.  Frequently, a community provides multiple types of service.  Of the 479 communities we operate, 294 offer memory care services, 81 offer some independent living services, and 24 offer skilled nursing services.  The table below summarizes information regarding our Operated Portfolio as of December 31, 2010.
	Number of			Communities
States	Communities	Units	Beds	Own	Lease	Manage
Arizona	19	1,652	1,839	6	4	9
Arkansas	5	496	502	4	1	–
California	59	5,953	6,769	12	37	10
Colorado	8	851	910	1	3	4
Connecticut	6	474	529	–	4	2
Delaware	2	152	173	1	1	–
Florida	46	4,930	5,784	24	17	5
Georgia	20	1,177	1,443	1	1	18
Idaho	5	368	418	5	–	–
Illinois	8	810	939	4	4	–
Indiana	6	513	652	3	3	–
Iowa	3	224	255	2	–	1
Kansas	4	269	308	2	1	1
Kentucky	4	326	368	1	1	2
Louisiana	5	442	502	4	1	–
Maryland	7	656	718	1	5	1
Massachusetts	11	1,141	1,224	4	7	–
Michigan	2	216	240	1	1	–
Minnesota	2	211	409	–	–	2
Mississippi	7	552	624	5	1	1
Missouri	2	286	324	–	1	1
Montana	4	396	447	1	1	2
Nebraska	5	454	516	–	–	5
Nevada	5	438	526	1	1	3
New Jersey	10	1,004	1,089	2	5	3
New Mexico	4	408	501	–	–	4
New York	14	1,157	1,297	11	–	3
North Carolina	8	651	713	5	1	2
North Dakota	1	85	85	–	–	1
Ohio	16	1,453	1,681	3	11	2
Oklahoma	7	534	632	–	2	5
Oregon	35	2,661	2,974	1	–	34
Pennsylvania	6	449	590	5	–	1
South Carolina	15	1,473	1,643	3	4	8
Tennessee	11	687	742	1	4	6
Texas	55	4,922	6,341	36	6	13
Utah	4	370	418	–	2	2
Virginia	12	993	1,308	4	6	2
Washington	27	2,076	2,314	10	5	12
West Virginia	3	276	334	1	–	2
Wisconsin	4	412	463	–	–	4
Wyoming	2	114	123	–	–	2
	479	42,712	49,667	165	141	173

Executive Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 77,000 square feet of space.  Our lease agreement has a term of 15 years, expiring in September 2025.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ESC.”  The following table sets forth for the periods indicated the high and low closing prices for Emeritus common stock as reported on the NYSE.

	2010		2009
	High	Low	High	Low
First Quarter	$20.77	$17.54	$11.27	$4.88
Second Quarter	23.48	16.31	14.71	6.37
Third Quarter	18.40	14.89	23.03	11.46
Fourth Quarter	20.72	16.73	24.54	15.64

As of March 1, 2011, we had 97 holders of record of Emeritus common stock, although there is a much larger number of beneficial owners.

Stock Offering

In November 2010, we sold 5,575,000 shares of Emeritus common stock in a public offering, of which the Company sold 4,575,000 shares and certain shareholders sold 1,000,000 shares.  We received net proceeds of $80.3 million after issuance costs.  With the proceeds, we paid off two loans totaling $14.0 million, as required in the relevant loan agreements, and the remaining cash will be used for acquisitions and other corporate purposes.  We received no cash from the sale of shares by the selling shareholders.

We have never declared or paid any dividends on our common stock, and we currently expect to retain any future earnings to finance the operation and expansion of our business.  Future dividend payments will depend on our financial condition, results of operations, capital expenditure plans, and other obligations and will be at the sole discretion of our board of directors.  Certain of our existing leases and lending arrangements contain provisions that restrict our ability to pay dividends, and we anticipate that the terms of future leases and debt financing arrangements may contain similar restrictions.  Therefore, we do not anticipate paying any cash dividends on Emeritus common stock in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative five-year total return provided to shareholders on shares of Emeritus common stock relative to the cumulative total returns of the S&P 500 Index, S&P Smallcap 600 Index, NYSE Composite Index, and a customized peer group selected by us for the period beginning on December 31, 2005 and ending on December 31, 2010.  In making this comparison, an investment of $100 with reinvestment of all dividends is assumed to have been made in our common stock in each index and in the peer group.  Stock price performance shown below for our common stock is historical and not necessarily indicative of future price performance.

	December 31,
	2005	2006	2007	2008	2009	2010
Emeritus Corporation	100.00	118.62	120.05	47.88	89.50	94.08
S&P Smallcap 600 Index	100.00	115.12	114.78	79.11	99.34	125.47
S&P 500 Index	100.00	115.80	122.16	76.96	97.33	111.99
NYSE Composite Index	100.00	120.47	131.15	79.67	102.20	115.87
Peer Group	100.00	132.53	96.24	18.58	47.08	59.16

Our peer group consists of Brookdale Senior Living, Inc., Capital Senior Living Corporation, Five Star Quality Care, Inc., Sunrise Senior Living, Inc. and Assisted Living Concepts, Inc.  We added Assisted Living Concepts, Inc. to our peer group in 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this Item is contained in the Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters section of this Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” for or as of each of the years in the five-year period ended December 31, 2010, are derived from the Consolidated Financial Statements of Emeritus Corporation.  The Consolidated Balance Sheets as of December 31, 2010 and 2009 and Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2010, are included in the Exhibits, Financial Statements and Schedules section of this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$1,007,065	$898,732	$772,443	$538,874	$416,615
Total operating expenses	947,449	849,866	773,362	521,904	387,525
Operating income (loss) from continuing operations	59,616	48,866	(919)	16,970	29,090
Net other expense	(116,875)	(102,013)	(100,957)	(60,509)	(45,571)
Loss from continuing operations before income taxes	(57,259)	(53,147)	(101,876)	(43,539)	(16,481)
Benefit of (provision for) income taxes	762	(336)	(1,020)	(812)	3,044
Loss from continuing operations	(56,497)	(53,483)	(102,896)	(44,351)	(13,437)
Loss from discontinued operations	(1,345)	(1,335)	(2,043)	(4,390)	(1,181)
Net loss	(57,842)	(54,818)	(104,939)	(48,741)	(14,618)
Net loss attributable to the noncontrolling interest	883	943	188	–	–
Net loss attributable to Emeritus Corporation common shareholders	$(56,959)	$(53,875)	$(104,751)	$(48,741)	$(14,618)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.39)	$(1.34)	$(2.63)	$(1.64)	$(0.75)
Discontinued operations	(0.03)	(0.03)	(0.05)	(0.16)	(0.07)
	$(1.42)	$(1.37)	$(2.68)	$(1.80)	$(0.82)

Weighted average number of common shares outstanding:
Basic and diluted	39,974	39,183	39,075	27,152	17,774

Consolidated Operating Data:
Communities Emeritus Corporation owns or leases	306	266	262	248	165
Number of units	28,277	24,055	23,719	21,819	13,689

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$110,124	$46,070	$27,254	$67,710	$14,049
Working capital deficit	(17,728)	(7,482)	(15,209)	(31,433)	(41,877)
Total assets	2,613,792	2,089,940	2,095,193	1,885,480	703,060
Long-term debt, less current portion	1,305,757	1,375,088	1,355,149	711,664	83,335
Capital lease and financing obligations, less current portion	629,797	165,372	180,684	497,039	586,174
Total Emeritus Corporation shareholders’ equity (deficit)	344,345	312,082	359,401	458,507	(119,032)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Emeritus is one of the nation’s largest providers of assisted living and Alzheimer’s/memory care services.  As of December 31, 2010, we operated 479 communities in 42 states.

Fiscal 2010 in Review

The year 2010 was marked by signs of a modest recovery from the United States and global economic recession and turmoil in the financial and housing markets that began in 2008.  Despite these challenging economic conditions, we demonstrated the resilient, need-driven nature of our primarily assisted living business by posting positive operating numbers while many senior living industry metrics edged somewhat lower.  We continued to execute our business strategy, which is discussed in detail in Business—Business Strategy, in this Form 10-K.  Our business fundamentals remain consistent, as evidenced by growth in 2010 revenue, revenue per unit, average occupancy rate, and operating income growth in our Same Community Portfolio (as defined below in Same Community Portfolio Analysis).

For 2010, we recorded a net loss attributable to our common shareholders of $57.0 million compared to net losses of $53.9 million for 2009 and $104.8 million for 2008.  Operating income from continuing operations, which excludes interest, net equity earnings or losses, and other non-operating items, was $59.6 million for 2010 compared to operating income of $48.9 million for 2009 and an operating loss of $919,000 for 2008.  Total operating revenues increased to $1.0 billion for 2010 from $898.7 million for 2009 and $772.4 million for 2008.

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities.  We rely primarily on our residents’ ability to pay our rates for services from their own or family resources and expect that we will do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities.  In this context, we must be sensitive to our residents’ financial circumstances and remain aware that rates and occupancy levels are interrelated.

In evaluating the rate component, we utilize the average monthly revenue per occupied unit, computed by dividing the total operating revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we generally utilize an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.  We evaluate these and other operating components for our Consolidated and Operated Portfolios.

Key annual metrics of our Consolidated Portfolio include:
	Year Ended December 31,
	2010	2009	2008
Average monthly revenue per occupied unit	$3,817	$3,641	$3,410
Dollar change from previous year	$176	$231	$171
Percentage change from previous year	4.8%	6.8%	5.3%

Average occupancy rate	86.9%	86.7%	86.5%
Percentage point change from previous year	0.2 ppt	0.2 ppt	(0.3) ppt

Occupancy rate increases from 2009 to 2010 reflect a combination of factors, including local market conditions, competition, changes in required level of care provided to residents, and acquisitions.  The occupancy rates increased despite the general economic downturn in recent years.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Key quarterly metrics of our Consolidated Portfolio include:
	Three Months Ended December 31,
	2010	2009	$Δ	% Δ
Average monthly revenue per occupied unit	$3,999	$3,678	$321	8.7%

Average occupancy rate	86.2%	87.0%		(0.8) ppt

The comparison of our quarterly consolidated metrics were impacted by fourth quarter acquisition activity.

Key annual metrics of our Same Community Portfolio include:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
Average monthly revenue per occupied unit	$3,761	$3,656	$105	2.9%

Average occupancy rate	87.7%	87.2%		0.5 ppt

Key quarterly metrics of our Same Community Portfolio include:
	Three Months Ended December 31,
	2010	2009	$Δ	% Δ
Average monthly revenue per occupied unit	$3,783	$3,694	$89	2.4%

Average occupancy rate	87.6%	87.7%		(0.1) ppt

We also earn management fee revenues by managing communities for third parties, including joint ventures in which we have an ownership interest.  Some of our management agreements provide for a flat monthly rate, are based on the number of resident days, or provide fees ranging from 5.0% to 10.0% of gross operating revenues, some with mandatory minimum thresholds.  The majority of our management agreements, 162 of 173, provide for fees of 5.0% of gross revenues collected.  Terms of our management agreements range from two to five years and may be renewed or renegotiated at the expiration of the term.

During 2010, we entered into the Sunwest JV, which acquired 144 communities.  As of December 31, 2010, we manage 139 of those communities, which consist of approximately 11,600 units.  In the fourth quarter of 2010, we also entered into a lease with HCP, Inc. for a total of 27 senior living communities.  Overall, we increased our Consolidated Portfolio during 2010 by 40 communities, representing approximately 4,200 units.  Additionally, we increased our Operated Portfolio during 2010 by 177 communities, representing approximately 15,500 units.

In November 2010, we sold an aggregate of 4,575,000 shares of Emeritus common stock for net proceeds of $80.3 million after issuance costs.  We used part of these proceeds to pay off two loans to one lender in the amount of $14.0 million, as required in the relevant loan agreements, and the remaining cash will be used for acquisitions and other corporate purposes.  In addition, during 2010, we refinanced, retired, or extended approximately $85.5 million of other long-term debt obligations that were scheduled to mature during 2011 and 2012.

Since Emeritus Corporation’s inception in 1993, we have incurred cumulative operating losses totaling approximately $471.3 million as of December 31, 2010.  We believe that these losses have resulted from our early emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

anticipated.  While we have generally realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until such time as our occupancy stabilizes.  Our current emphasis is on maximization of cash flows and cost containment as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing debt.

Looking Ahead to 2011

Although there is some evidence that the economic recession has ended, we cannot predict future economic conditions or their impact on our financial condition and results of operations.  However, we continue to believe that the needs-driven nature of our business, potential pent-up demand and reduced supply of new senior housing construction in our sector will support improved operating performance, especially if combined with economic recovery.

We will continue to focus on the fundamentals of occupancy and rate growth as well as efficiency and expense control.  We have spent the past few years implementing scalable structures and systems to better monitor and manage our key business drivers and believe that we are in a position to absorb additional capacity without significant changes to our overhead structure.

As part of our long-term strategy, we intend to continue to selectively pursue acquisitions.

Our Portfolios

As of December 31, 2010, our Consolidated Portfolio had a capacity of approximately 33,300 beds in 36 states, and our Operated Portfolio had a capacity of approximately 49,700 beds in 42 states.  The following table shows a three-year comparison of our Consolidated and Operated Portfolios.

	December 31, 2010			December 31, 2009		December 31, 2008
	Community Count		Unit Count	Community Count	Unit Count (c)	Community Count	Unit Count (c)
Owned	165		13,683	163	13,401	160	13,149
Leased	141	(a)	14,594	103	10,654	102	10,570
Consolidated Portfolio	306		28,277	266	24,055	262	23,719
Managed - Third Parties	10		1,034	12	1,325	14	1,479
Managed - Joint Ventures	163		13,401	24	1,818	24	1,818
Operated Portfolio	479		42,712	302	27,198	300	27,016

Consolidated Portfolio count change (b)	40		4,222	4	336	14	1,900
Consolidated Portfolio percentage change (b)	15.0%		17.6%	1.5%	1.4%	5.6%	8.7%

Operated Portfolio count change (b)	177		15,514	2	182	19	2,276
Operated Portfolio percentage change (b)	58.6%		57.0%	0.7%	0.7%	6.8%	9.2%

(a)
We account for 80 of the 141 leased communities as operating leases, 58 as capital leases, and the remaining three as financing leases. We do not include the assets and liabilities of the 80 operating lease communities on our Consolidated Balance Sheets.

(b)	Changes compared to the prior year.
(c)	Total units have been adjusted to reflect skilled nursing units in terms of beds.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Our Portfolios as of December 31, 2010, consisted of the following types of service:

	Type of Service by Unit Count and Percentage of Total Units
	AL (a)		MC (b)		IL (c)		SN (d)		Other (e)		Total
Owned	10,353	75.7%	2,093	15.3%	968	7.1%	88	0.6%	181	1.3%	13,683
Leased	10,909	74.7%	2,143	14.7%	677	4.6%	826	5.7%	39	0.3%	14,594
Consolidated Portfolio	21,262	75.2%	4,236	15.0%	1,645	5.8%	914	3.2%	220	0.8%	28,277
Managed - Third Parties	663	64.1%	201	19.4%	162	15.7%	–	0.0%	8	0.8%	1,034
Managed - Joint Ventures	7,668	57.2%	2,177	16.2%	3,118	23.3%	131	1.0%	307	2.3%	13,401
Operated Portfolio	29,593	69.3%	6,614	15.5%	4,925	11.5%	1,045	2.4%	535	1.3%	42,712

(a)	Assisted Living
(b)	Memory Care
(c)	Independent Living
(d)	Skilled Nursing beds
(e)	Units taken out of service as of December 31, 2010

The units taken out of service represent rooms that are under renovation or have been converted for alternative uses, such as additional office space, and are not available for immediate resident occupancy.  We have excluded units taken out of service from our calculation of occupancy percentage.  We may put these units back into service as resident demand dictates.

Significant Transactions

During 2010, 2009, and 2008, we entered into a number of transactions that affected the number of communities we own, lease, and manage, our financing arrangements, and our capital structure.

In the three years ended December 31, 2010, our most significant transaction affecting the number of communities we manage was our participation in the Sunwest JV.  In January 2010, the Company and affiliates of Blackstone and Columbia Pacific entered into the Sunwest JV to acquire a portfolio of communities operated by Sunwest.  During 2010, the Sunwest JV purchased 144 Properties for an aggregate purchase price of approximately $1.3 billion, and the consideration included (i) approximately $279.0 million in a combination of cash and membership interests in the Sunwest JV and (ii) the assumption by the Sunwest JV of secured debt of approximately $979.0 million.  The Sunwest JV was capitalized with approximately $275.0 million in cash and $61.3 million in “rollover” equity contributed by former Sunwest investors.  Our initial contribution was $19.0 million.  Under the terms of the Joint Venture Agreement, Blackstone, Columbia Pacific, and Emeritus are required to contribute an additional $29.5 million in cash by August 2012 for capital improvement projects, of which our proportional share is expected to be $2.0 million.  Our percentage ownership interest in the Sunwest JV, including the additional $2.0 million, is 6.0%.  The Joint Venture Agreement provides for cash distributions from the Sunwest JV to the members in accordance with their ownership interests; however, we are entitled to distributions at increasing levels in excess of our ownership percentage if certain portfolio performance criteria are achieved.  In addition, in the event that Blackstone decides to sell Properties or its membership interest, the joint venture agreement provides us the right of first opportunity to purchase the communities or Blackstone’s membership interest at fair value, and includes a profit sharing provision for us if the Sunwest JV’s internal rate of return exceeds established thresholds.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

We entered into management agreements with the Sunwest JV to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  Of the 144 total Properties acquired by the Sunwest JV, we manage 139 as of December 31, 2010.  These 139 communities were included in the 163 total joint venture communities we managed as of December 31, 2010.  For additional information regarding the acquisition of the Properties by the Sunwest JV, see Notes to Consolidated Financial Statements—Note 2. Investments in Unconsolidated Joint Ventures—Sunwest Joint Venture, in this Form 10-K.

Transactions affecting our Operated Portfolio for the three years ended December 31, 2010 are summarized in the following table:

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (a) (in thousands) (b)	Amount Financed (in thousands) (b)	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2007 (c)				103			145	33

2008 Activity
Courtyard of Loyalton	Jan 2008	38	Capital lease	–	N/A	N/A	1	–
Emeritus at Hazel Creek	Jan 2008	104	Operating lease	–	N/A	N/A	1	–
Nationwide Health Properties	Apr 2008	1,682	Acquisition (d)	24	$313,954	$279,140	(24)	–
Galleria Oaks	May 2008	71	Disposition	(1)	N/A	N/A	–	–
Meridian Oaks	May 2008	77	Disposition	(1)	N/A	N/A	–	–
Emeritus at Arborwood	Jun 2008	54	Acquisition	1	6,750	6,000	–	–
Emeritus at Stow	Jun 2008	81	Joint venture	–	N/A	N/A	–	1
Health Care REIT	Jun 2008	1,583	Acquisition (d)	19	222,656	213,220	(19)	–
Communities under operating leases	Jul 2008	116	Expansion (f)	–	N/A	N/A	–	–
Fairways of Augusta	Jul 2008	29	Expansion (g)	–	N/A	N/A	–	–
Health Care REIT	Oct 2008	698	Acquisition (d)	10	77,164	56,398	(10)	–
New management agreements	Nov 2008	295	Third party	–	N/A	N/A	–	4
Health Care Properties	Dec 2008	1,453	Operating leases	–	N/A	N/A	11	–
BV Holding-LTC	Dec 2008	254	Operating leases	–	N/A	N/A	2	–
Ventas Realty	Dec 2008	432	Acquisition (d)	5	64,251	55,621	(5)	–
Count as of December 31, 2008				160			102	38

2009 Activity
Autumn Ridge	Jan 2009	94	Disposition	(1)	N/A	N/A	–	–
Emeritus at Broadmoor	Jan 2009	40	Expansion (g)	–	N/A	N/A	–	–
Emeritus at Northdale	Jan 2009	84	Operating lease	–	N/A	N/A	1	–
Emeritus at Urbandale	Jan 2009	38	Acquisition	1	6,632	5,461	–	–
Sunwest Management	Jan 2009	210	Third party (h)	–	N/A	N/A	–	2
Emeritus at College Park	Jun 2009	85	Acquisition (e)	1	10,579	9,010	–	(1)
Emeritus at Trace Pointe	Oct 2009	100	Acquisition (e)	1	15,783	14,100	–	(1)
Isle at Emerald Court	Oct 2009	96	Disposition	–	N/A	N/A	–	(1)
Emeritus at Merced	Oct 2009	83	Acquisition (e)	1	6,250	5,000	–	(1)
Count as of December 31, 2009				163			103	36

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (a) (in thousands) (b)	Amount Financed (in thousands) (b)	Δ in Leased Count	Δ in Managed Count
2010 Activity
Cottonbloom Assisted Living	Jan 2010	45	Disposition	–	N/A	N/A	–	(1)
Emeritus at Westwind Gardens	Jan 2010	46	Third party	–	N/A	N/A	(1)	1
National Health Investors, Inc.	Jan 2010	336	Capital lease	–	N/A	N/A	8	–
Emeritus at Eastover	Feb 2010	88	Financing lease	–	N/A	N/A	1	–
Emeritus at Laurelwood	Jun 2010	115	Disposition	–	N/A	N/A	(1)	–
HCP, Inc.	Jun 2010	548	Operating leases	–	N/A	N/A	4	–
Peachtree Village Retirement	Jun 2010	61	Disposition	–	N/A	N/A	–	(1)
Rainbow Assisted Living	Jun 2010	106	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Aug 2010	168	Third party	–	N/A	N/A	–	2
Sunwest Management	Aug 2010	63	Third party (i)	–	N/A	N/A	–	2
Sunwest JV	Aug 2010	10,740	Joint venture	–	N/A	N/A	–	128
Emeritus at Marlton Crossing	Sep 2010	110	Financing lease	–	N/A	N/A	1	–
Sunwest JV	Sep 2010	470	Joint venture	–	N/A	N/A	–	8
Emeritus at Heritage House	Oct 2010	100	Financing lease	–	N/A	N/A	1	–
Emeritus at Westwind Gardens	Oct 2010	46	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Oct 2010	100	Disposition	–	N/A	N/A	–	(1)
Emeritus at Altamonte Springs	Nov 2010	118	Disposition	(1)	N/A	N/A	–	–
HCP, Inc.	Nov 2010	3,239	Capital leases	–	N/A	N/A	27	–
Emeritus at Mandarin	Nov 2010	147	Acquisition (d)	1	10,500	12,040	(1)	–
Emeritus at Clearwater	Dec 2010	173	Acquisition (d)	1	11,000	6,440	(1)	–
Emeritus at Chenal Heights	Dec 2010	80	Acquisition	1	11,200	9,520	–	–
Sunwest JV	Dec 2010	163	Joint venture	–	N/A	N/A	–	1
Count as of December 31, 2010				165			141	173

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements as well as expansions and all dispositions.
(c)	Totals have been adjusted to combine community counts when they coexist on the same campus.
(d)	Acquisition of communities previously operated under lease agreements.
(e)	Acquisition of communities previously operated under management agreements.
(f)	Additional units added to leased communities.
(g)	Additional units added to owned communities.
(h)	We managed these communities for Sunwest Management until the Sunwest JV acquired them in August 2010. We now manage them for the Sunwest JV.
(i)	We manage these communities for Sunwest Management. They are not included in the Sunwest JV.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Statements of Operations as Percentage of Revenues and Year-to-Year Percentage Change

The following table sets forth, for the years indicated, items from our Consolidated Statements of Operations as a percentage of total revenues and the percentage change of the dollar amounts from year to year:

	Percentage of Revenues			Percentage Change
	Year Ended December 31,			Year-to-Year (a)
	2010	2009	2008	2010-2009	2009-2008
Revenue	100.0%	100.0%	100.0%	12.1%	16.3%

Expenses:
Community operations (exclusive of depreciation and amortization and community leases shown separately below)	65.7	65.2	63.5	(13.0)	(19.3)
General and administrative	7.4	7.1	7.6	(17.0)	(8.3)
Acquisitions and development	0.2	0.1	0.5	(256.3)	86.8
Impairments on long-lived assets	–	0.7	1.3	100.0	38.0
Depreciation and amortization	8.6	8.6	15.4	(12.4)	35.1
Community leases	12.1	13.0	11.8	(5.0)	(28.2)
Total operating expenses	94.0	94.7	100.1	(11.5)	(9.9)
Operating income (loss) from continuing operations	6.0	5.3	(0.1)	22.0	N/M

Other income (expense):
Interest income	–	0.1	0.3	(52.3)	(54.8)
Interest expense	(11.4)	(11.8)	(12.4)	(8.1)	(11.2)
Change in fair value of interest rate swaps	–	0.1	(0.2)	(121.4)	154.5
Net equity earnings (losses) for unconsolidated joint ventures	(0.1)	0.1	(0.3)	(171.2)	158.3
Other, net	(0.1)	0.1	(0.5)	(214.0)	129.7
Net other expense	(11.6)	(11.4)	(13.1)	(14.6)	(1.0)

Loss from continuing operations before income taxes	(5.6)	(6.1)	(13.2)	(7.7)	47.8
Benefit of (provision for) income taxes	0.1	–	(0.1)	326.8	67.1
Loss from continuing operations	(5.5)	(6.1)	(13.3)	(5.6)	48.0
Loss from discontinued operations	(0.1)	(0.1)	(0.3)	(0.7)	34.7
Net loss	(5.6)	(6.2)	(13.6)	(5.5)	47.8
Net loss attributable to the noncontrolling interest	0.1	0.1	–	(6.4)	N/M
Net loss attributable to Emeritus Corporation common shareholders	(5.5%)	(6.1%)	(13.6%)	(5.7%)	48.6%

(a) “N/M” indicates percentages that are not meaningful in this analysis.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Comparison of the Years Ended December 31, 2010 and 2009

Net Loss Attributable to Emeritus Corporation Common Shareholders:

We reported a net loss attributable to Emeritus Corporation common shareholders of $57.0 million for 2010 compared to $53.9 million for 2009.  As discussed below in the section Liquidity and Capital Resources, the Company has incurred significant losses since its inception but has generated positive cash flow from operating activities since 2001.

The $3.1 million increase in net loss occurred despite improvements in operating income from continuing operations, which increased by $10.7 million to $59.6 million for 2010.  The increase in operating income reflects the acquisition of communities, a significant increase in management contracts, improvements in operating margins (community revenues less community operating expenses), and a decrease in amortization expense.  Offsetting these year-over-year improvements was interest expense, which increased by $8.6 million, net equity earnings or losses for unconsolidated joint ventures, which decreased by $2.2 million, and other, net, which decreased by $2.5 million.

A summary of activity during 2010 compared to 2009 is as follows:

•	Total operating revenues increased $108.3 million, or 12.1%, to $1.0 billion for 2010 from $898.7 million for 2009.
•
Operating income from continuing operations increased $10.7 million, or 22.0%, to $59.6 million for 2010 from $48.9 million for 2009.  Our net loss attributable to Emeritus Corporation common shareholders was $57.0 million for 2010 compared to $53.9 million for 2009.

•	Average occupancy increased to 86.9% for 2010 from 86.7% for 2009.
•	Average rate per occupied unit increased 4.8% to $3,817 for 2010 from $3,641 for 2009.
•	Net cash provided by operating activities was $83.7 million for 2010 compared to $64.0 million for 2009.
•	During 2010, we added 43 new communities to our Consolidated Portfolio and disposed of three; during 2009, we added five new communities and disposed of one.
•	During 2010, we entered into agreements to manage 139 communities for the Sunwest JV, which added $6.3 million to management fee revenues for the period from August 5, 2010 through December 31, 2010.

A comparison of our portfolios for 2010 compared to 2009 is as follows:

	December 31, 2010		December 31, 2009		Δ in	% Δ in
	Community Count	Unit Count	Community Count	Unit Count	Community Count (a)	Community Count (b)	Δ in Unit Count	% Δ in Unit Count (b)
Owned	165	13,683	163	13,401	2	1.2%	282	2.1%
Leased	141	14,594	103	10,654	38	36.9%	3,940	37.0%
Consolidated Portfolio	306	28,277	266	24,055	40	15.0%	4,222	17.6%
Managed - Third Parties	10	1,034	12	1,325	(2)	(16.7%)	(291)	(22.0%)
Managed - Joint Ventures	163	13,401	24	1,818	139	N/M	11,583	N/M
Operated Portfolio	479	42,712	302	27,198	177	58.6%	15,514	57.0%

(a)	More detailed information on the changes in community counts from 2009 to 2010 can be found above under the caption Significant Transactions.
(b)	"N/M" indicates percentages that are not meaningful in this analysis

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

The details of each of the components of net loss are set forth below.

Total Operating Revenues:
	Year Ended December 31,
	2010	2009	$Δ	% Δ (a)
	(in thousands, except percentages)
Same Community Portfolio	$902,185	$871,648	$30,537	3.5%
Acquisitions, development and expansion	96,167	22,026	74,141	N/M
Unallocated community revenue	(3,173)	(631)	(2,542)	N/M
Community revenue	995,179	893,043	102,136	11.4%
Management fees	11,886	5,689	6,197	108.9%
Total operating revenues	$1,007,065	$898,732	$108,333	12.1%

Average monthly revenue per occupied unit	$3,817	$3,641	$176	4.8%
Average occupancy rate	86.9%	86.7%		0.2 ppt (b)

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

The increase of $30.5 million from the 254 communities in our Same Community Portfolio (as defined below in Same Community Portfolio Analysis) consisted of $24.8 million in rate improvement and $5.7 million in occupancy gains.  Although the average occupancy rate in our Same Community Portfolio for 2010 was relatively flat compared to 2009, the number of residents increased due to more residents opting for companion living arrangements, particularly in our memory care units.  This contributed to the increase in revenues, as did increased required levels of resident care.  We continue to focus on achieving the optimal rate in each of our markets so that we can benefit from our increasing capacity and anticipated future occupancy increases.  Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to the recent economic recession, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from communities not in our Same Community Portfolio increased by $74.1 million due to acquisitions during 2010.  The change in unallocated community revenue of $2.5 million resulted primarily from an increase in the deferral of revenue for resident move-in fees, which we recognize over the average resident stay.

Our management fee agreement with the Sunwest JV, which began in August 2010, contributed $6.3 million to management fee revenues in 2010.  We expect the Sunwest JV’s revenues, and thus our management fees, to increase in the future as its occupancy and rates stabilize.  The Blackstone JV, for which we manage 23 communities, contributed $3.6 million and $3.5 million to management fees in the years ended December 31, 2010 and 2009, respectively.

Community Operating Expense:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$584,132	$565,954	$18,178	3.2%
Acquisitions, development and expansion	70,818	18,987	51,831	273.0%
Unallocated community expenses	7,190	842	6,348	N/M
Community operations	$662,140	$585,783	$76,357	13.0%
As a percentage of total operating revenues	65.7%	65.2%		0.5 ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Community operating expense represents direct costs incurred to operate the communities and includes costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase of $18.2 million from the Same Community Portfolio included a $9.7 million increase in total labor and benefits, of which payroll taxes increased $2.6 million, and salaries and wages expense increased $7.7 million, or 2.9%, as compared to 2009.  These increases were offset primarily by lower health insurance expenses that resulted from changes we made to our health insurance plan during 2010.  Most of the increase in salaries and wages was due to the increase in the number of residents compared to the prior year, necessitating additional staffing.  Salaries and wages in our Same Community Portfolio on a per-resident-day basis increased by 0.1%.  The remaining increase of $8.5 million in same community operating expense was due to increases in maintenance, raw food, bad debt, real estate taxes, contracted services, and other general expense increases across various operating expense categories.  We believe that the increases in bad debt, payroll taxes, and real estate taxes were, to some extent, impacted by the recent recession, as some residents and their children encountered financial difficulties and local government agencies increased taxes in response to revenue shortfalls.

Community operating expense increased $51.8 million from acquisitions during 2010.  The largest contributor was an increase in total labor and benefits of $33.2 million.

The $6.3 million increase in unallocated community expenses was attributable primarily to self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under our self-insurance programs.  During 2010, we recorded $2.0 million in expenses for professional and general self-insurance for changes in estimates of open prior year claims exposure while during 2009 we recorded $2.8 million in expense reductions.  These changes in estimates were based on actuarial valuation reports.  This contributed $4.8 million to the year-over-year increase.  Additionally, we recorded expenses of $3.2 million during 2010 as compared to $845,000 during 2009 for prior year workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$74,480	$63,647	$10,833	17.0%
As a percentage of total operating revenues	7.4%	7.1%		0.3 ppt

The increase in general and administrative expenses reflected our growth during 2010, including increased infrastructure to support the Sunwest JV management contracts and other acquired communities.  The increase was due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $9.7 million, resulting from increases in both the number of personnel and in average salaries of existing personnel.  Included in this increase was non-cash stock compensation expense, which increased by $1.8 million to $5.9 million for 2010 from $4.1 million for 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

General and administrative expense as a percentage of community operating revenues for our Operated Portfolio decreased to 6.0% for 2010 from 6.3% for 2009, due to the significant acquisition activity during 2010, which contributed to an increase in our total operating revenues in excess of corresponding increases in administrative infrastructure expenses.  We computed these percentages as follows:

	Year Ended December 31,
	2010		2009
	(in thousands, except percentages)
General and administrative expenses		$74,480		$63,647
Sources of revenue:
Owned and leased	$995,179		$893,043
Managed for third parties	244,665		115,038
Other	–		2,056
Total revenue for all communities in our Operated Portfolio		$1,239,844		$1,010,137

General and administrative expenses as a percent of all sources of revenue		6.0%		6.3%

Acquisitions and Development Expense:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Acquisitions and development	$1,842	$517	$1,325	256.3%
As a percentage of total operating revenues	0.2%	0.1%		0.1 ppt

Acquisitions and development expense primarily represents professional fees, due diligence expenses and other out-of-pocket costs related to pending and completed community purchases accounted for as business combinations, which we expensed during 2010 and 2009.

Impairments on Long-Lived Assets:

We recorded no impairment losses in operating income from continuing operations during 2010.  In 2009, we recorded a $6.3 million impairment loss representing adjustments to the carrying values of certain communities that were previously held for sale.

For a detailed discussion of these impairments and how they were calculated, see Notes to Consolidated Financial Statements—Note 14, Fair Value Measurements, in this Form 10-K.

We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values exceed the estimated fair value of the Company.  We performed the annual impairment test as of October 31, 2010 and concluded that no impairment charge was required, as the estimated fair value of Emeritus was substantially in excess of its carrying value.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Depreciation and Amortization Expense:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$86,697	$77,138	$9,559	12.4%
As a percentage of total operating revenues	8.6%	8.6%		– ppt

The increase in depreciation and amortization expense represented an increase in depreciation expense of $12.5 million and a decrease in amortization expense of $3.0 million.  The increased depreciation expense was due primarily to a net increase of 37 communities added to our Consolidated Portfolio that we accounted for as capital or financing leases as well as an increase in owned communities and expansions of existing communities.  The decrease of $3.0 million in amortization expense from $6.2 million during 2009 to $3.2 million during 2010 was due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009 and accounted for $3.8 million of the 2009 expense.  This decrease in expense was offset in part by amortization of resident contract intangibles acquired in the purchases of five communities since January 1, 2009.

Community Lease Expense:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$99,020	$87,923	$11,097	12.6%
Above/below market rent	8,635	9,684	(1,049)	(10.8%)
Deferred straight-line rent accruals	14,635	18,866	(4,231)	(22.4%)
Community leases	$122,290	$116,473	$5,817	5.0%
As a percentage of total operating revenues	12.1%	13.0%		(0.9) ppt

The increase in community lease expense was due to four additional operating leases entered into in June 2010 as well as annual rent escalators.  Offsetting this increase was a decrease in straight-line rent expense and amortization of above/below market rents.  We leased 80 and 79 communities under operating leases as of December 31, 2010 and 2009, respectively.

Interest Income:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$494	$1,035	$(541)	(52.3%)
As a percentage of total operating revenues	–	0.1%		(0.1) ppt

The Company earns interest income on invested cash balances and on restricted deposits.  The decrease of $541,000 in interest income was caused primarily by a decrease in interest rates on our invested balances.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Interest Expense:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$114,952	$106,340	$8,612	8.1%
As a percentage of total operating revenues	11.4%	11.8%		(0.4) ppt

The increase in interest expense was due primarily to the net additional 37 communities accounted for as capital or financing leases during 2010.

Net Equity Earnings or Losses for Unconsolidated Joint Ventures:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Sunwest JV	$(2,145)	$–	$(2,145)	N/M
Blackstone JV	1,215	1,365	(150)	(11.0%)
Stow JV	34	(80)	114	142.5%
Other JVs	(19)	–	(19)	N/M
Net equity earnings (losses) for unconsolidated joint ventures	$(915)	$1,285	$(2,200)	(171.2%)
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

The average occupancy rate for our unconsolidated joint ventures declined to 80.1% for 2010 as compared to 83.2% for 2009.  Our revenue per unit also declined from $4,227 for 2009 to $3,547 for 2010.  These decreases were due to the Sunwest JV, which commenced operations on August 5, 2010 and had lower operating metrics than our other joint ventures.

The equity loss from the Sunwest JV included the impact of transaction expenses related to the purchase of its communities.  These transaction expenses contributed $885,000 to the net equity losses during 2010.  Excluding these transaction expenses, the equity loss from the Sunwest JV would have been $1.3 million during 2010.

Net equity earnings and losses related to the Blackstone JV were impacted by changes in the fair value of its interest rate swap, which was recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in net equity earnings of $547,000 during 2010 and $767,000 during 2009.  Excluding the changes in the fair value of the interest rate swap, net equity earnings from the Blackstone JV would have been $668,000 for 2010 and $598,000 for 2009.

For more information about our joint ventures, see Notes to Consolidated Financial Statements—Note 2. Investments in Unconsolidated Joint Ventures, in this Form 10-K

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Other, net:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$(1,320)	$1,158	$(2,478)	(214.0%)
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

Other, net during 2010 consisted primarily of the amortization of deferred gains of $1.2 million and resident late fee finance charges of $567,000, offset by $2.8 million in transaction costs and $328,000 in other miscellaneous non-operating expenses.  The transaction costs were comprised primarily of a $2.4 million loss resulting from the write-off of intangible assets related to the purchase of a previously leased community as well as expenses related to lease and loan modifications and disposition of communities.

Other, net during 2009 consisted primarily of the amortization of deferred gains of $769,000 and resident late fee finance charges of $546,000.

Income Taxes:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Benefit of (provision for) income taxes	$762	$(336)	$1,098	326.8%
As a percentage of total operating revenues	0.1%	–		0.1 ppt

For 2010, we recorded $2.0 million of federal and state income tax benefits resulting from the resolution of contingencies on a portion of our unrecognized tax benefit liabilities.  These benefits were offset in part by accruals for state income and franchise tax liabilities.  The income tax provision for 2009 represented estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(1,345)	$(1,335)	$(10)	(0.7%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

Loss from discontinued operations of $1.3 million for 2010 primarily consisted of losses on the sales of one community that we sold in June 2010 and one community that we sold in January 2010.  The loss from discontinued operations of $1.3 million for 2009 represented the net operating results of one community that we sold in January 2010, including an impairment charge of $1.2 million, and the loss on the sale of one community that we sold in January 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Comparison of the Years Ended December 31, 2009 and 2008

We reported a net loss attributable to Emeritus Corporation common shareholders of $53.9 million for 2009 compared to $104.8 million for 2008.  As discussed below in the section Liquidity and Capital Resources, the Company has incurred significant losses since its inception but has generated positive cash flow from operating activities since 2001.

The $50.9 million decrease in net loss was primarily due to improvements in operating income from continuing operations, which increased by $49.8 million to $48.9 million for 2009.  The increase in operating income reflects the acquisition of communities, improvements in operating margins (community revenues less community operating expenses), and a decrease in amortization expense.  Interest expense increased by $10.8 million, which was partially offset by a decrease in net other expenses.

A summary of activity during 2009 compared to 2008 is as follows:

•	Total operating revenues increased $126.3 million, or 16.3%, to $898.7 million for 2009 from $772.4 million for 2008;
•
Operating income from continuing operations increased $49.8 million to $48.9 million for 2009 compared to a loss of $919,000 for 2008.  Our net loss attributable to Emeritus Corporation common shareholders was $53.9 million for 2009 compared to $104.8 million for 2008;

•	Average occupancy increased to 86.7% for 2009 from 86.5% for 2008;
•	Average rate per occupied unit increased 6.8% to $3,641 for 2009 from $3,410 for 2008; and
•	Net cash provided by operating activities was $64.0 million for 2009 compared to $62.5 million for 2008.

The net loss for 2009 and 2008 include the following unusual or noncash items:

•
Net reductions in insurance expense of $1.9 million and $6.1 million in 2009 and 2008, respectively, resulting from changes in estimates of actuarially determined open prior years’ claims for professional liability and workers’ compensation reserves;

•	Loss during 2008 of $1.3 million resulting from the termination of certain operating leases when we purchased the related real estate;
•	Expense during 2008 of $1.5 million from costs incurred to refinance debt, including third-party fees and the write-off of deferred loan costs;
•	Expense of $517,000 during 2009 and $3.9 million during 2008 from transaction and development-related expenses;
•	Impairment losses of $7.5 million and $13.4 million during 2009 and 2008, respectively, from the impairment of tangible and intangible assets and investments;
•
Gain of $1.6 million during 2009 and loss of $2.9 million during 2008 from the change in fair value of interest rate swaps, including amounts reported in net equity earnings or losses from unconsolidated joint ventures;

•
Depreciation and amortization decreased to $77.1 million during 2009 from $118.8 million during 2008, or $41.7 million, due primarily to the full amortization of resident contract costs in January 2009; and

•	Straight-line rents and amortization of above/below market rents increased to $28.6 million during 2009 from $19.9 million during 2008, or $8.7 million, due primarily to acquisition activity.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

A comparison of our portfolios for 2009 as compared to 2008 is as follows:

	December 31, 2009		December 31, 2008		Δ in	% Δ in
	Community Count	Unit Count	Community Count	Unit Count	Community Count (a)	Community Count	Δ in Unit Count	% Δ in Unit Count
Owned	163	13,401	160	13,149	3	1.9%	252	1.9%
Leased	103	10,654	102	10,570	1	1.0%	84	0.8%
Consolidated Portfolio	266	24,055	262	23,719	4	1.5%	336	1.4%
Managed - Third Parties	12	1,325	14	1,479	(2)	(14.3%)	(154)	(10.4%)
Managed - Joint Ventures	24	1,818	24	1,818	–	–	–	–
Operated Portfolio	302	27,198	300	27,016	2	0.7%	182	0.7%

(a)	More detailed information on the changes in community counts from 2008 to 2009 can be found above under the caption Significant Transactions.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:
	Year Ended December 31,
	2009	2008	$Δ	% Δ (a)
	(in thousands, except percentages)
Same Community Portfolio 2009	$760,877	$733,481	$27,396	3.7%
Acquisitions, development and expansion	132,797	36,621	96,176	262.6%
Unallocated community revenue	(631)	(2,691)	2,060	N/M
Community revenue	893,043	$767,411	125,632	16.4%
Management fees	5,689	5,032	657	13.1%
Total operating revenues	$898,732	$772,443	$126,289	16.3%

Average monthly revenue per occupied unit	$3,641	$3,410	$231	6.8%
Average occupancy rate	86.7%	86.5%		0.2 ppt (b)

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

Our 2009 Same Community Portfolio consisted of communities that we continuously operated from January 1, 2008 through December 31, 2009 and did not include properties where new expansion projects were opened during the two-year period, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.

The increase in total community revenues was primarily due to additional revenues of $96.2 million primarily related to acquisitions that occurred predominantly during 2008 and from expansions of existing communities.  The increase in revenues from our Same Community Portfolio 2009 was due to an increase in rates of $20.3 million and an increase in occupancy contributing $7.1 million.  The change in unallocated community revenue of $2.1 million primarily resulted from a decrease in the deferral of resident move-in fees.  Management fees increased during 2009 primarily due to a full year’s management fees from a 50.0% joint venture with a Wegman family entity

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

(“Wegman”) to develop, construct, and operate an 81-unit assisted living and memory care community in Stow, Ohio (the “Stow JV”) starting in June 2008 and from five additional managed properties beginning in the fourth quarter of 2008.

Community Operations Expense:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio 2009	$485,655	$466,413	$19,242	4.1%
Acquisitions, development and expansion	99,286	28,402	70,884	249.6%
Unallocated community expenses	842	(3,948)	4,790	N/M
Community operations	$585,783	$490,867	$94,916	19.3%
As a percentage of total operating revenues	65.2%	63.5%		1.7 ppt

Community operations expense represents direct costs incurred to operate the communities and included costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase in community operations expense was primarily due to an increase of $70.9 million related to acquisitions and expansion projects that occurred predominantly during 2008.  The $19.2 million increase from our Same Community Portfolio 2009 represented increases in employee-related expenses of $11.8 million, of which $1.9 million related to salaries and wages (a 0.9% increase from 2008) and $9.9 million related to employee benefits.  The increase in same community employee benefits included $5.1 million in health insurance due primarily to increased enrollment, $2.6 million in workers’ compensation expense, as further explained below, and $1.0 million in sick pay benefits primarily due to a policy change.  The remaining increase of $7.4 million in same community operating expenses was due to maintenance, supplies, and other community operating expenses.

Unallocated community expenses include self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under our self-insurance programs, as further explained below.

Total workers’ compensation expense was $12.9 million and $7.8 million during 2009 and 2008, respectively, a $5.1 million expense increase.  Included in total workers’ compensation expense were additional expenses for changes in estimate of prior year open claims exposure of $845,000 during 2009 and an expense reduction for prior year claims exposure of $1.5 million during 2008.  Exclusive of these claims adjustments, workers’ compensation expense for 2009 and 2008 was $12.0 million and $9.3 million, respectively.  Of the 2009 adjusted expense increase of $2.7 million, $1.4 million related to new acquisitions and expansions and $1.3 million to our Same Community Portfolio 2009.  The increase as a percent of payroll dollars represented our revised estimates of the ultimate exposure under our workers’ compensation programs based upon actuarial valuations and reflects an overall increase in both the frequency and severity of claims during 2009.

Total professional and general liability insurance expense was $4.0 million and $1.5 million for 2009 and 2008 respectively, a $2.5 million expense increase.  We recorded expense reductions for changes in estimate of prior year open claims exposure of $2.8 million during 2009 and $4.5 million during 2008 based on actuarial estimates of future losses.  Exclusive of these claims adjustments, professional and general liability expense for 2009 and 2008 was $6.7 million and $6.0 million, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

General and Administrative Expense:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$63,647	$58,784	$4,863	8.3%
As a percentage of total operating revenues	7.1%	7.6%		(0.5) ppt

The increase in general and administrative expense was primarily related to increases in staffing costs for regional and corporate overhead positions, including approximately $6.7 million in salaries and benefits.  Non-cash stock compensation expenses decreased $795,000 to $4.1 million during 2009 compared to $4.9 million during 2008.  The increase in salaries and benefits was primarily due to an increase in the number of personnel as a result of anticipated growth and increase in average salaries.  The remaining change in general and administrative expenses consisted of a decrease in professional and consulting fees of $740,000 and a net decrease of $321,000 in all other general and administrative expenses.

General and administrative expense as a percentage of community operating revenues for our Operated Portfolio for 2009 decreased to 6.3% for 2009 from 6.7% for 2008, due to an increase in our total operating revenues in excess of corresponding increases in administrative infrastructure expenses.  We computed these percentages as follows:

	Year Ended December 31,
	2009		2008
	(in thousands, except percentages)
General and administrative expenses		$63,647		$58,784
Sources of revenue:
Owned and leased	$893,043		$767,411
Managed for third parties	115,038		101,650
Other	2,056		5,731
Total revenue for all communities in our Operated Portfolio		$1,010,137		$874,792

General and administrative expenses as a percent of all sources of revenue		6.3%		6.7%

Acquisition and Development Expense:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Acquisitions and development	$517	$3,907	$(3,390)	(86.8%)
As a percentage of total operating revenues	0.1%	0.5%		(0.4) ppt

Acquisitions and development expense for 2009 of $517,000 primarily represented professional and consulting fees incurred related to community purchases and unsuccessful acquisition activity that we expensed during the year.  The 2008 acquisitions and development expense of $3.9 million primarily related to the write-off of capitalized costs after discontinuance of development projects.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Impairment Expense on Long-Lived Assets:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Impairments on long-lived assets	$6,308	$10,176	$(3,868)	(38.0%)
As a percentage of total operating revenues	0.7%	1.3%		(0.6) ppt

Impairment losses recorded during 2009 represented the write-down of communities and other assets previously held for sale.  Impairment losses recorded during 2008 included a $10.2 million write-down of communities previously held for sale.  We determined the fair value of the communities based on a weighting of offers from prospective purchasers and the income capitalization approach.

Depreciation and Amortization Expense:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$77,138	$118,776	$(41,638)	(35.1%)
As a percentage of total operating revenues	8.6%	15.4%		(6.8) ppt

The decrease in depreciation and amortization expense represented a decrease in depreciation expense of $1.2 million and a decrease in amortization expense of $40.4 million.  The decrease in depreciation expense was the result of our purchase, in 2008, of the real estate underlying 52 communities that we accounted for as capital leases.  We depreciate assets under capital leases over the lease terms, which are generally shorter than the useful lives.

The decrease in amortization expense was due primarily to the in-place resident contract intangible asset acquired in the Summerville acquisition.  We fully amortized this asset during the first quarter of 2009; therefore, amortization expense related to this asset decreased by $41.3 million from 2008, which was offset in part by intangible assets acquired in the purchase of three communities in 2009.

Community Lease Expense:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$87,923	$70,971	$16,952	23.9%
Above/below market rent	9,684	9,978	(294)	(2.9%)
Deferred straight-line rent accruals	18,866	9,903	8,963	90.5%
Community leases	$116,473	$90,852	$25,621	28.2%
As a percentage of total operating revenues	13.0%	11.8%		1.2 ppt

The increase in community lease expense consisted primarily of $29.4 million related to the acquisition of 15 communities since December 2007 accounted for as operating leases.  This amount was partially offset by a decrease of $4.8 million related to our 2008 purchases of six communities formerly accounted for as operating leases and the reclassification of one community to a capital lease due to the modification of its lease terms.  We leased 79 and 78 communities under operating leases as of December 31, 2009 and 2008, respectively.  The increase in straight-line rents was due to the new community leases discussed above, which contain fixed rent escalators in future years.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Interest Income:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$1,035	$2,292	$(1,257)	(54.8%)
As a percentage of total operating revenues	0.1%	0.3%		(0.2) ppt

Interest income was primarily attributable to interest earned on invested cash balances and interest earned on restricted deposits.  On average, cash and restricted deposit balances were lower during 2009 as compared to 2008 and interest rates on overnight deposits have decreased from 2008 to 2009.

Interest Expense:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$106,340	$95,590	$10,750	11.2%
As a percentage of total operating revenues	11.8%	12.4%		(0.6) ppt

The increase in interest expense resulted primarily from the purchase of 58 communities during 2008 that were formerly operated under leases, 52 of which were formerly capital leases.  The purchase of these communities increased interest expense by $18.4 million, which was offset in part by a $9.0 million decrease resulting from the elimination of the capital leases.  The remaining increase was primarily from the refinancing of debt, the purchase of three new communities, and the opening of one new development.

Net Equity Earnings or Losses for Unconsolidated Joint Ventures:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Net equity earnings (losses) for unconsolidated joint ventures	$1,285	$(2,203)	$3,488	158.3%
As a percentage of total operating revenues	0.1%	(0.3%)		0.4 ppt

Net equity earnings for 2009 were comprised of net equity earnings of $1.4 million from the Blackstone JV, partially offset by net equity losses from the Stow JV in which the Company has a 50.0% equity interest.  Net equity losses for 2008 were comprised of net equity losses of $1.8 million from the Blackstone JV and $407,000 from the Stow JV.

Net equity earnings and losses related to the Blackstone JV were impacted by changes in the fair value of its interest rate swap, which were recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $767,000 for 2009 and a loss of $1.4 million for 2008.  Excluding the interest rate swap adjustments, net equity earnings for the Blackstone JV were $598,000 for 2009 and net equity losses were $430,000 for 2008.  For more information on our Joint Ventures, see Notes to Consolidated Financial Statements—Note 2. Investments in Unconsolidated Joint Ventures, in this Form 10-K.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Other, net:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$1,158	$(3,898)	$5,056	129.7%
As a percentage of total operating revenues	0.1%	(0.5%)		0.6 ppt

Other, net for 2009 consisted primarily of amortization of deferred gains of $769,000 and resident late fee finance charges of $546,000.

The 2008 amount included: (i) a $1.3 million loss resulting from the write-off of intangible assets related to the purchase of previously leased communities; (ii) $1.5 million of expenses related to debt refinancing transactions; (iii) $1.7 million related to an impairment of investments in marketable equity securities; and (iv) approximately $585,000 of other miscellaneous expenses.  These expenses were offset in part by amortization of deferred gains amounting to $1.2 million.

Income Taxes:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(336)	$(1,020)	$684	67.1%
As a percentage of total operating revenues	–	(0.1%)		0.1 ppt

The provision for income taxes for 2009 represented estimated state income and franchise tax accruals of $1.4 million, net of a $1.0 million federal income tax benefit.  The 2008 provision for income taxes was due primarily to estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Year Ended December 31,
	2009	2008	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(1,335)	$(2,043)	$708	34.7%
As a percentage of total operating revenues	(0.1%)	(0.3%)		0.2 ppt

Loss from discontinued operations of $1.3 million for 2009 represented the net operating results of one community that we sold in January 2010, including an impairment charge of $1.2 million, and the loss on the sale of one community that we sold in January 2009.  Loss from discontinued operations for 2008 represented the net operating results of four communities sold or held for sale, including total impairment charges of $1.4 million.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Same Community Portfolio Analysis

Of the 306 communities included in our Consolidated Portfolio as of December 31, 2010, we include 254 communities in our “Same Community Portfolio.”  Our Same Community Portfolio consists of communities that we have continuously operated from January 1, 2009 to December 31, 2010 and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially change the service category offered, or communities accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses, unallocated community revenues and expenses, lease accounting adjustments, and impairment losses on long-lived assets.

A summary of our Same Community Portfolio in comparison to our Consolidated Portfolio as of December 31, 2010 is as follows:

	Consolidated Portfolio		Same Community Portfolio
	Community Count	Unit Count	Community Count	Unit Count	% of Communities	% of Units
Owned	165	13,683	156	12,916	94.5%	94.4%
Leased	141	14,594	98	10,089	69.5%	69.1%
Total	306	28,277	254	23,005	83.0%	81.4%

Three months ended December 31, 2010 and 2009

The following table shows a comparison of our Same Community Portfolio for the fourth quarter of 2010 and 2009, respectively:

	Three Months Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Revenue	$226,689	$221,335	$5,354	2.4%
Community operating expense (a)	(145,567)	(145,504)	(63)	(0.0)
Community operating income	81,122	75,831	5,291	7.0
Depreciation and amortization	(14,651)	(14,063)	(588)	(4.2)
Community leases expense	(29,315)	(27,650)	(1,665)	(6.0)
Operating income	37,156	34,118	3,038	8.9
Interest expense, net	(20,648)	(20,783)	135	0.6
Operating income after interest expense	$16,508	$13,335	$3,173	23.8%

(a) Exclusive of depreciation and amortization and community lease expense shown separately.

Revenues from our Same Community Portfolio represented 81.4% of our total community revenue for the fourth quarter of 2010.

	Three Months Ended December 31,
	2010	2009	$Δ	% Δ
Average monthly revenue per occupied unit	$3,783	$3,694	$89	2.4%

Average occupancy rate	87.6%	87.7%		(0.1) ppt

The $5.4 million increase in same community revenues was primarily due to improvements in average revenue per occupied unit.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Community operating expense was held flat within the Same Community Portfolio between the two quarters, with increases and decreases among various expense categories.  Total labor and benefits increased $300,000, of which salaries and wages expense increased $2.5 million, or 3.8% as compared to the same quarter for 2009, and payroll taxes also increased.  Salaries and wages on a per-resident-day basis increased by 2.1% compared to the prior year quarter.  These increases were offset in part by a $1.1 million decrease in health insurance expenses, an $859,000 decrease in workers’ compensation expenses, and decreases in other benefit-related expense categories.  The remaining decrease in same community operating expense consisted primarily of increases in bad debt, raw food, and utility expenses, offset by a decrease in professional liability insurance.

Property-related expenses (depreciation and amortization, community lease expense, and interest expense, net of interest income) for our same communities increased by approximately $2.1 million, primarily as a result of increased community lease expense related to annual rent escalators contained in our lease agreements.

Operating income after interest expense for our same communities increased by $3.2 million to $16.5 million for the fourth quarter of 2010 from $13.3 million for the fourth quarter of 2009 as a result of the items discussed above.

Year ended December 31, 2010 and 2009

The following table shows a comparison of our Same Community Portfolio for the years ended December 31, 2010 and 2009, respectively.
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Revenue	$902,185	$871,648	$30,537	3.5%
Community operating expense (a)	(584,132)	(565,954)	(18,178)	(3.2)
Community operating income	318,053	305,694	12,359	4.0
Depreciation and amortization	(57,775)	(55,617)	(2,158)	(3.9)
Community leases expense	(114,878)	(109,087)	(5,791)	(5.3)
Operating income	145,400	140,990	4,410	3.1
Interest expense, net	(81,953)	(82,146)	193	0.2
Operating income after interest expense	$63,447	$58,844	$4,603	7.8%

(a)  Exclusive of depreciation and amortization and community lease expense shown separately.

Revenues from our Same Community Portfolio represented 90.7% of our total community revenue for the year ended December 31, 2010.
	Year Ended December 31,
	2010	2009	$Δ	% Δ
Average monthly revenue per occupied unit	$3,761	$3,656	$105	2.9%

Average occupancy rate	87.7%	87.2%		0.5 ppt

Of the $30.5 million increase in same community revenues, $24.8 million was due to improvements in average revenue per occupied unit and $5.7 million was due to improved occupancy.

The increase of $18.2 million in community operating expense from the Same Community Portfolio included a $9.7 million increase in total labor and benefits, of which payroll taxes increased $2.6 million, health insurance expense decreased $1.6 million, and salaries and wages expense increased $7.7 million, or 2.9%, as compared to 2009.  Most of the increase in salaries and wages was due to the increase in the number of residents compared to the prior year.  Salaries and wages on a per-resident-day basis increased by 0.1%.  The remaining increase of $8.5 million in same community operating expense included increases in bad debt, raw food, maintenance, real estate taxes, and other

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

general expense increases across various operating expense categories.

Property-related expenses (depreciation and amortization, community lease expense, and interest expense, net of interest income) for our same communities increased by approximately $7.8 million, primarily as a result of increased community lease expense related to annual rent escalators contained in our lease agreements.

Operating income after interest expense for our same communities increased by $4.6 million to $63.4 million for 2010 from $58.8 million for 2009 as a result of the items discussed above.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market, significant declines in consumer confidence, and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued throughout 2009 with only moderate signs of a recovery in 2010.  We believe that the recovery is likely to continue to be slow throughout 2011.  However, we believe that the need-driven demand for our services continues to grow and remains resilient due, in large part, to an increasingly aging population as well as limited new senior living construction, as evidenced by our relative stability in occupancy and improvements in cash flows.

At December 31, 2010, we had cash on hand of $110.1 million compared to $46.1 million at December 31, 2009.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $17.7 million and $7.5 million at December 31, 2010 and 2009, respectively.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations.  The result is a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit at December 31, 2010 included a $15.8 million deferred tax asset and, as part of current liabilities, $35.6 million of deferred revenue and unearned rental income.  The level of current liabilities is not expected to increase from year to year in such a way as to require the use of significant cash, except for $51.3 million and $210.6 million in final payments of principal on long-term debt maturing in 2011 and 2012, respectively.  We intend to refinance or retire these 2011 and 2012 obligations prior to their respective due dates.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  See the section Risk Factors — If the Company is unable to refinance its debt that is scheduled to come due in 2011 and 2012 on reasonable terms, it may have an adverse effect on the Company and the market price of our common stock, in this Form 10-K.  We believe that we will be able to sustain positive cash flows from operating activities or have adequate cash reserves for all necessary operating, investing, and financing activities including required debt service and capital expenditures through 2011.

Sources and Uses of Cash

The following is a summary of information from our Consolidated Statements of Cash Flows for the three years ended December 31, 2010 (in thousands):
	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$83,701	$64,007	$62,510
Net cash used in investing activities	(71,602)	(58,669)	(721,407)
Net cash provided by financing activities	51,955	13,478	618,441
Net increase (decrease) in cash and cash equivalents	64,054	18,816	(40,456)
Cash and cash equivalents at the beginning of the year	46,070	27,254	67,710
Cash and cash equivalents at the end of the year	$110,124	$46,070	$27,254

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

For the years ended December 31, 2010, 2009, and 2008, we reported positive net cash from operating activities in our Consolidated Statements of Cash Flows.  The increase for 2010 reflects improvements in cash flows in our Same Community Portfolio and cash generated from new acquisitions.  Both 2009 and 2008 were positively impacted by purchasing the real estate underlying leased communities, whereby we replaced lease payments with lower levels of debt service and also avoided future scheduled lease escalators.

The increase in cash used in investing activities was primarily due to our $19.0 million investment in the Sunwest JV, offset by a decrease in cash used for acquisitions of property and equipment.  In 2010, we paid $33.0 million to purchase communities and $23.6 million for other capital expenditures, of which $14.1 million was used for routine, recurring capital expenditures and the remainder was used for investments in recently acquired communities and corporate expenditures.

The increase in cash provided by financing activities is due to our November 2010 public offering of common stock, which provided net proceeds of $80.3 million after issuance costs.  We used $14.0 million of the proceeds to pay off two loans, as required in the relevant loan agreements.  We plan to use the remaining proceeds for acquisitions and other corporate purposes.  In 2010, we borrowed $28.0 million to finance the purchase of three communities and used $60.3 million in cash for repayment of capital leases, debt, and financing costs.

At December 31, 2010, the Company had payment obligations for long-term debt and capital leases due in the next 12 months totaling approximately $87.5 million.  In addition, during 2010, we refinanced or extended approximately $85.5 million of other long-term debt obligations.

Emeritus is party to a credit agreement with Wells Fargo Bank, N.A., which permits us to borrow from time to time up to $25.0 million on an unsecured basis.  The credit agreement also allows us to obtain letters of credit from the lender, provided that outstanding letters of credit and any borrowings outstanding do not exceed $25.0 million.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a fixed charge coverage ratio of 1.1 to 1.0.  In addition, we must maintain liquid assets (cash, cash equivalents and/or publicly traded marketable securities) with an aggregate fair value of at least $10.0 million in excess of the outstanding balance at any time under the line of credit.  There were no outstanding borrowings under the line of credit as of December 31, 2010.  The agreement expires on June 30, 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Payment Commitments

The following table summarizes our contractual obligations at December 31, 2010 (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,378,954	$73,197	$248,519	$137,163	$920,075
Capital and financing leases including current portion	644,059	14,262	39,702	67,777	522,318
Operating leases	999,316	104,374	216,955	220,614	457,373
Liability related to unrecognized tax benefits (b)	604	–	–	–	–
	$3,022,933	$191,833	$505,176	$425,554	$1,899,766

(a)	Includes all payments due within one year. This is different from final payments of principal due in 2011 stated elsewhere in this Form 10-K.
(b)
We have recognized total liabilities related to unrecognized tax benefits of $604,000 as of December 31, 2010.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of these amounts within the next year.

The following table summarizes interest on our contractual obligations at December 31, 2010 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$497,340	$88,084	$146,915	$127,359	$134,982
Capital and financing lease obligations	499,034	47,396	100,861	96,180	254,597
	$996,374	$135,480	$247,776	$223,539	$389,579

The amounts above do not include our guarantee of the mortgage debt payable to a bank by the Stow JV in which Emeritus has a 50.0% ownership interest.  We account for the Stow JV as an unconsolidated equity method investment.  As of December 31, 2010, the loan balance was $8.1 million with variable rate interest at the London Interbank Offered Rate (“LIBOR”) plus 3.5%.  Emeritus and the other member of the Stow JV have each provided to the lender an unconditional guarantee of payment of this mortgage loan.  In the event that the Company would be required to repay this loan, we would be entitled to recoup 50.0% of such payment from the other member of the Stow JV.

Financial Covenants and Cross-Defaults

Many of our debt instruments, leases, and corporate guarantees contain financial covenants that require that the Company maintain specified financial criteria as of the end of each reporting period.  These financial covenants generally prescribe operating performance metrics such as debt or lease coverage ratios, operating income yields, fixed-charge coverage ratios and/or minimum occupancy requirements.  Others are based on financial metrics such as minimum cash or net worth balances or have material adverse change clauses.  Remedies available to the counterparties to these arrangements in the event of default vary but include the requirement to post a security deposit in specified amounts, acceleration of debt or lease payments, and/or the termination of related lease agreements.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

As of December 31, 2010, the Company has approximately $1.4 billion of mortgage debt and notes payable outstanding comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $977.9 million, or approximately 71.0% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (“SPEs”) and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of the SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the commencement of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $280.5 million, or approximately 20.4% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to SPEs and are secured by the assets of the SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of the SPE available to the lender in the event of default, but the Company has guaranteed performance of the SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the commencement of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $119.3 million provided by real estate investment trusts (“REITs”) to facilitate community acquisitions, or approximately 8.6% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests in community lease agreements between the specific REIT and the Company, and performance under the debt obligations is guaranteed by the Company.  The Company guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the commencement of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of December 31, 2010, we operated 141 communities under long-term lease arrangements, of which 115 were leased from publicly traded REITs.  Of the 141 leased properties, 47 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the commencement of legal proceedings under bankruptcy.  Remedies in these events of default vary but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.

Additionally, our debt and lease agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year for facility maintenance.  Historically, we have spent in excess of these per unit/bed

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we will be in default of the applicable debt or lease agreement, which could trigger cross-default provisions in our outstanding debt and lease arrangements.

As of December 31, 2010, we were in violation of a financial covenant on one mortgage loan with a balance, as of December 31, 2010, of $2.7 million.  We have obtained a waiver of this violation and plan to pay off or refinance this loan on or prior to its May 1, 2011 maturity date.

Summary of Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in us reporting materially different amounts under different conditions or using different assumptions.

We believe that our accounting policies regarding investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision became known.  For a summary of all of our significant accounting policies, see Notes to Consolidated Financial Statements—Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies, in this Form 10-K.

Investments in Joint Ventures

We have investments in joint ventures with equity interests ranging from 6.0% to 50.0%.  Generally accepted accounting principles (“GAAP”) requires that at the time we enter into a joint venture, we must determine whether the joint venture is a variable interest entity and if so, whether we are the primary beneficiary and thus required to consolidate the entity.  In performing this analysis, we consider various factors such as the amount of our ownership interest, our voting rights, the extent of our power to direct matters that significantly impact the entity’s activities, and our participating rights.  We must also reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such an increase in the entity’s activities, assets, or equity investments, among other things.

Asset Impairments

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, we evaluate long-lived assets for impairment.  We first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss based on the asset’s estimated fair value.  For community assets, the fair value of the assets is estimated using a discounted cash flow model based on future revenues and operating costs, using internal projections.  For our investments in unconsolidated joint ventures, we determine whether there has been an other-than-temporary decline in the carrying value of the investment by using a discounted cash flow model to estimate the fair value of individual assets inside the joint venture.  For our investments in marketable equity securities, we must make a judgment as to whether a decline in fair value is other-than-temporary.  For other assets, we use the valuation approach that is appropriate given the relevant facts and circumstances.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting asset useful lives.  Further, our ability to realize undiscounted cash flows in excess of the carrying values of our assets is affected by

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance.  As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Goodwill Impairment

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.  We conducted our annual goodwill impairment test as of October 31, 2010 and concluded that no impairment charge was required.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate the fair value of our reporting unit, including estimating future cash flows, and if necessary, the fair value of our assets and liabilities.  Further, our ability to realize the future cash flows used in our fair value calculations is affected by factors such as changes in economic conditions, changes in our operating performance, and changes in our business strategies.  As we periodically reassess our fair value calculations, including estimated future cash flows, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Stock-Based Compensation

We measure the fair value of stock awards at the grant date based on the fair value of the award and recognize the expense over the related service period.  For stock option awards, we use the Black-Scholes option pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the expected dividend yield.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock awards expected to vest.  We estimate the forfeiture rate based on historical experience.  Changes in our assumptions could materially affect the estimate of fair value of stock-based compensation; however, a 10.0% change in our critical assumptions including volatility and expected term would not have a material impact for fiscal year 2010.

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of December 31, 2010, we operated 141 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms, including a wholly owned captive insurance entity, to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.  Liabilities associated with the risks that are retained by Emeritus are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

We are self-insured for professional liability risk with respect to 245 of the 306 communities in our Consolidated

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Portfolio.  The liability for self-insured incurred but not yet reported claims was $10.8 million and $8.4 million at December 31, 2010 and 2009, respectively.  A 10.0% change in the estimated liability at December 31, 2010 would have increased or decreased expenses during 2010 by approximately $1.1 million.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured incurred but not yet reported claims was $18.9 million and $13.4 million at December 31, 2010 and 2009, respectively.  A 10.0% change in the estimated liability at December 31, 2010 would have increased or decreased expenses during 2010 by approximately $1.9 million.

For health insurance, we self-insure each covered member up to $200,000 per year, above which a catastrophic insurance policy covers any additional costs for certain participants.  The liability for self-insured incurred but not yet reported claims is included in “Accrued employee compensation and benefits” in the Consolidated Balance Sheets and was $7.8 million and $6.0 million at December 31, 2010 and 2009, respectively.  A 10.0% change in the estimated liability at December 31, 2010 would have increased or decreased expenses during 2010 by approximately $780,000.

Changes in self-insurance reserves are recorded as an increase or decrease to expense in the period that the determination is made.  We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties such as the Sunwest JV, based on their proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our income from operations would be much less sensitive than the differences indicated above.

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  We are in the process of assessing the financial impact of ACA on our Company.  Although there are additional expenses that will be incurred in 2011, we do not expect that the ACA will result in a material increase in our operating expenses in 2011.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of December 31, 2010, we have established a valuation allowance such that our net deferred tax asset is zero.

We evaluate our exposures associated with our various tax filing positions and record a related liability.  We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.

Deferred tax asset valuation allowances and our liability for unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and our particular facts and circumstances.  We believe that our estimates are reasonable; however, actual results could differ from these estimates.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 11.3% of community revenues for the year ended December 31, 2010.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In years ended December 31, 2010, 2009, and 2008, respectively, inflation has not had a material impact on our financial position, revenues, income from continuing operations or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations or cash flows in the foreseeable future.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be included in most measures under GAAP.

Definition of Adjusted EBITDA:

We define Adjusted EBITDA as net loss adjusted for the following items:

As reported in Consolidated Statements of Operations in this Form 10-K:
•	Depreciation and amortization,
•	Interest income,
•	Interest expense,
•	Net equity earnings or losses for unconsolidated joint ventures,
•	Provision for (benefit from) income taxes,
•	Loss (gain) from discontinued operations,

As reported in Consolidated Statements of Cash Flows in this Form 10-K:
•	Amortization of above/below market rents,
•	Loss on lease termination,
•	Amortization of deferred gains,
•	Stock-based compensation,
•	Change in fair value of interest rate swaps,
•	Deferred revenue,
•	Deferred straight-line rent,

As well as the following specific expenses:
•	Impairments of long-lived assets – continuing operations,
•	Acquisition, development, and financing expenses, and
•	Actuarial self-insurance reserve adjustments.

Definition of Adjusted EBITDAR:

We define Adjusted EBITDAR as Adjusted EBITDA plus community lease expense (as reported in Consolidated Statements of Operations in this Form 10-K), net of amortization of above/below market rents and deferred straight-line rent.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Management’s Use of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR are commonly used performance metrics in the senior living industry.  We use Adjusted EBITDA/EBITDAR to assess our overall financial and operating performance.  We believe these non-GAAP measures, as we have defined them, are useful in identifying trends in our financial performance because they exclude items that have little or no significance to our day-to-day operations.  These measures provide an assessment of controllable expenses and afford management the ability to make decisions, which are expected to facilitate meeting current financial goals, as well as achieve optimal financial performance.  These measures also provide indicators for management to determine if adjustments to current spending levels are needed.

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

An investor or potential investor may find this important in evaluating our financial position and results of operations.  We use these non-GAAP measures to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR presented below, along with our Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months and year ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net loss	$(15,393)	$(16,198)	$(57,842)	$(54,818)
Depreciation and amortization	25,352	18,889	86,697	77,138
Interest income	(128)	(133)	(494)	(1,035)
Interest expense	33,599	26,989	114,952	106,340
Net equity (earnings) losses for unconsolidated joint ventures	596	(177)	915	(1,285)
Provision for (benefit from) income taxes	(1,733)	(564)	(762)	336
Loss (gain) from discontinued operations	(384)	(35)	1,345	1,335
Amortization of above/below market rents	2,104	2,343	8,635	9,684
Loss on lease termination	2,419	–	2,419	–
Amortization of deferred gains	(293)	(309)	(1,197)	(769)
Stock-based compensation	1,457	850	5,934	4,100
Change in fair value of interest rate swaps	–	(228)	182	(849)
Deferred revenue	(84)	355	3,372	830
Deferred straight-line rent	3,404	4,095	14,635	18,866
Impairments on long-lived assets - continuing operations	–	4,553	162	6,308
Acquisition, development, and financing expenses	1,212	241	2,325	786
Actuarial self-insurance reserve adjustments	2,668	(1,033)	5,263	(1,941)
Adjusted EBITDA	54,796	39,638	186,541	165,026
Community lease expense, net	26,040	22,385	99,020	87,923
Adjusted EBITDAR	$80,836	$62,023	$285,561	$252,949
The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities (as reported in Consolidated Statements of Cash Flows in this Form 10-K) for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2010	2009	2010	2009
Adjusted EBITDAR	$80,836	$62,023	$285,561	$252,949
Interest income	128	133	494	1,035
Interest expense	(33,599)	(26,989)	(114,952)	(106,340)
Provision for (benefit from) income taxes	1,733	564	762	(336)
Amortization of loan fees	713	793	2,964	3,227
Allowance for doubtful receivables	1,804	1,222	5,418	3,464
Changes in operating assets and liabilities, net	480	(7,688)	9,097	(3,916)
Acquisition, development, and financing expenses	(1,212)	(241)	(2,325)	(786)
Actuarial self-insurance reserve adjustments	(2,668)	1,033	(5,263)	1,941
Operating lease expense	(26,040)	(22,385)	(99,020)	(87,923)
Discontinued operationscash component	–	53	10	98
Other	1,027	379	955	594
Net cash provided by operating activities	$23,202	$8,897	$83,701	$64,007

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

As reported in Consolidated Statements of Cash Flows in this Form 10-K:
•	Changes in operating assets and liabilities, net and
•	Repayment of capital lease and financing obligations,

As well as the following specific activities:
•	Recurring capital expenditures and
•	Distributions from unconsolidated joint ventures, net.

Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO.  Amounts excluded from recurring routine capital expenditures consist primarily of community acquisitions, including expenditures incurred in the months immediately following acquisition, new construction and expansions, computer hardware and software purchases, and purchases of vehicles.

Management’s Use of Cash From Facility Operations

We use CFFO to assess our overall liquidity and to determine levels of executive compensation.  This measure provides an assessment of controllable expenses and affords us the ability to make decisions that facilitate meeting our current financial and liquidity goals as well as to achieve optimal financial performance.  It provides an indicator for us to determine if we need to make adjustments to our current spending decisions.

This metric measures our overall liquidity based on operational factors that we can influence in the short term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by us and our board of directors (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases), (ii) to assess our ability to make regular recurring routine capital expenditures to maintain and improve our communities on a period-to-period basis, (iii) for planning purposes, including preparation of our annual budget, (iv) in setting various covenants in our credit agreements and (v) in determining levels of executive compensation.

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

CFFO is not an alternative to cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net cash provided by operating activities to CFFO, along with our Consolidated Financial Statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2010, 2009, and 2008

The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net cash provided by operating activities	$23,202	$8,897	$83,701	$64,007
Changes in operating assets and liabilities, net	(480)	7,688	(9,097)	3,916
Repayment of capital lease and financing obligations	(3,234)	(2,702)	(12,098)	(9,705)
Recurring capital expenditures	(4,389)	(4,162)	(14,092)	(17,052)
Distributions from unconsolidated joint ventures, net	594	564	1,975	2,153
Cash From Facility Operations	$15,693	$10,285	$50,389	$43,319

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

The table below provides information about our debt and capital lease and financing obligations, including weighted average interest rates on these obligations as of December 31, 2010 (in thousands, except interest rates).

	Expected maturity year
	2011	2012	2013	2014	2015	Thereafter	Total	Fair value	Average interest rate
Long-term debt	$73,197	$225,974	$22,545	$124,243	$12,920	$920,075	$1,378,954	$1,375,011	6.40%
Capital lease obligations	14,262	16,860	22,842	29,952	37,825	522,318	644,059		8.21%

Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At December 31, 2010, we had approximately $186.0 million of variable rate borrowings based on the monthly LIBOR.  Of this total variable rate debt, $41.7 million varies with monthly LIBOR with no LIBOR floors or ceilings.  For every 1.0% change in the monthly LIBOR on this $41.7 million in variable rate debt, interest expense will either increase or decrease by $417,000.  As of December 31, 2010, the weighted average variable rate is 3.40% in excess of monthly LIBOR on $41.7 million of the variable rate debt, and the monthly LIBOR was 0.26063%.  In addition, we have variable rate debt of $144.3 million that has LIBOR floors at a weighted average floor of 2.38% and a weighted average spread of 4.00%, for a total weighted average rate of 6.38%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 2.38% weighted average floor.  Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2010.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.

The downturn in the United States housing market in 2008 triggered a constriction in the availability of credit that continued through 2010.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, supplementary data and the Report of Independent Registered Public Accounting Firm are included under Item 15, beginning on page F-1, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated (pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2010.  KPMG LLP, the independent registered public accounting firm that performed the audit of our audited financial statements included with this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is on page F-3 of this Form 10-K.

(c)  Changes in internal controls   Our management has evaluated the effectiveness of our internal control over financial reporting through December 31, 2010.  Through our ongoing evaluation process to determine whether any changes occurred in internal control over financial reporting in the fourth quarter of 2010, we concluded that there were no such changes that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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
Equity Compensation Plan Information

The following table provides information about Emeritus common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements as of December 31, 2010, including the 2006 Equity Incentive Plan, the Amended and Restated 1995 Stock Incentive Plan, the Amended and Restated Option Plan for Non-employee Directors, and the 2009 Employee Stock Purchase Plan.  The material terms of each of these plans and arrangements are described in Notes to Consolidated Financial Statements—Note 9. Stock Plans, in this Form 10-K.

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans excluding shares reflected in column (a) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	3,954,793	$17.71	2,634,534
Equity compensation plans not approved by shareholders	–	–	–
Total	3,954,793	$17.71	2,634,534

(1) Represents outstanding options to purchase shares under the 2006 Equity Incentive Plan, the Directors Plan, and the 1995 Stock Incentive Plan.
(2) Represents shares available for grant under the 2006 Equity Incentive Plan and the Directors Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 11, 2011.

Emeritus Corporation
               (Registrant)

By:  /s/  Robert C. Bateman
Name:  Robert C. Bateman
Title:    Executive Vice President-Finance,
              and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2011:

/s/ Daniel R. Baty	/s/ Granger Cobb
Daniel R. Baty - Chairman of the board of directors	Granger Cobb - Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Robert C. Bateman	/s/ Raymond R. Brandstrom
Robert C. Bateman - Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Raymond R. Brandstrom - Vice-Chairman of the board of directors, Secretary

/s/ Stanley L. Baty	/s/ Bruce L Busby
Stanley L. Baty - Director	Bruce L. Busby - Director

/s/ Stuart Koenig	/s/ Robert E. Marks
Stuart Koenig - Director	Robert E. Marks - Director

/s/ James R. Ladd	/s/ Richard Macedonia
James R. Ladd - Director	Richard Macedonia - Director

/s/ H. R. Brereton Barlow
H. R. Brereton Barlow - Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Emeritus Corporation

We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Seattle, Washington
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Emeritus Corporation

We have audited Emeritus Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting” (Item 9A. (b)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 11, 2011

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

ASSETS

	December 31,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$110,124	$46,070
Short-term investments	2,874	2,208
Trade accounts receivable, net of allowance of $1,497 and $1,009	23,055	10,861
Other receivables	7,215	7,251
Tax, insurance, and maintenance escrows	22,271	23,565
Prepaid insurance expense	28,852	25,968
Deferred tax asset	15,841	17,756
Other prepaid expenses and current assets	6,417	5,463
Total current assets	216,649	139,142
Investments in unconsolidated joint ventures	19,394	2,091
Property and equipment, net of accumulated depreciation of $304,495 and $222,518	2,163,556	1,716,472
Restricted deposits	14,165	14,349
Goodwill	75,820	74,755
Other intangible assets, net of accumulated amortization of $36,109 and $28,883	100,239	116,418
Other assets, net	23,969	26,713
Total assets	$2,613,792	$2,089,940

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$73,197	$21,324
Current portion of capital lease and financing obligations	14,262	11,144
Trade accounts payable	7,840	5,928
Accrued employee compensation and benefits	53,663	37,624
Accrued interest	7,969	8,013
Accrued real estate taxes	12,306	10,715
Accrued professional and general liability	10,810	8,445
Other accrued expenses	18,759	14,033
Deferred revenue	13,757	10,729
Unearned rental income	21,814	18,669
Total current liabilities	234,377	146,624
Long-term debt obligations, less current portion	1,305,757	1,375,088
Capital lease and financing obligations, less current portion	629,797	165,372
Deferred gain on sale of communities	5,914	7,111
Deferred straight-line rent	50,142	34,659
Other long-term liabilities	36,299	42,188
Total liabilities	2,262,286	1,771,042
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 44,193,818 and 39,274,590 shares	4	4
Additional paid-in capital	814,209	725,652
Accumulated other comprehensive income	1,472	807
Accumulated deficit	(471,340)	(414,381)
Total Emeritus Corporation shareholders' equity	344,345	312,082
Noncontrolling interest-related party	7,161	6,816
Total shareholders' equity	351,506	318,898
Total liabilities, shareholders' equity, and noncontrolling interest	$2,613,792	$2,089,940

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Community revenue	$995,179	$893,043	$767,411
Management fees	11,886	5,689	5,032
Total operating revenues	1,007,065	898,732	772,443

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	662,140	585,783	490,867
General and administrative	74,480	63,647	58,784
Acquisitions and development	1,842	517	3,907
Impairments on long-lived assets	–	6,308	10,176
Depreciation and amortization	86,697	77,138	118,776
Community leases	122,290	116,473	90,852
Total operating expenses	947,449	849,866	773,362
Operating income (loss) from continuing operations	59,616	48,866	(919)

Other income (expense):
Interest income	494	1,035	2,292
Interest expense	(114,952)	(106,340)	(95,590)
Change in fair value of interest rate swaps	(182)	849	(1,558)
Net equity earnings (losses) for unconsolidated joint ventures	(915)	1,285	(2,203)
Other, net	(1,320)	1,158	(3,898)
Net other expense	(116,875)	(102,013)	(100,957)

Loss from continuing operations before income taxes	(57,259)	(53,147)	(101,876)
Benefit of (provision for) income taxes	762	(336)	(1,020)
Loss from continuing operations	(56,497)	(53,483)	(102,896)
Loss from discontinued operations	(1,345)	(1,335)	(2,043)
Net loss	(57,842)	(54,818)	(104,939)
Net loss attributable to the noncontrolling interest	883	943	188
Net loss attributable to Emeritus Corporation common shareholders	$(56,959)	$(53,875)	$(104,751)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.39)	$(1.34)	$(2.63)
Discontinued operations	(0.03)	(0.03)	(0.05)
	$(1.42)	$(1.37)	$(2.68)

Weighted average basic common shares outstanding: basic and diluted	39,974	39,183	39,075

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(57,842)	$(54,818)	$(104,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	86,697	77,138	118,776
Amortization of above/below market rents	8,635	9,684	9,978
Loss on lease termination	2,419	0	1,303
Amortization of deferred gains	(1,197)	(769)	(1,235)
Losses on sale and impairment of long-lived assets	1,517	7,542	13,360
Amortization of loan fees	2,964	3,227	2,587
Allowance for doubtful receivables	5,418	3,464	1,895
Net equity investment losses (earnings)	915	(1,285)	2,203
Stock-based compensation	5,934	4,100	4,895
Change in fair value of interest rate swaps	182	(849)	1,558
Deferred revenue	3,372	830	2,017
Deferred straight-line rent	14,635	18,866	9,903
Other	955	793	2,702
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(15,326)	(3,612)	(465)
Prepaid expenses	(636)	(10,626)	(1,693)
Other assets	(1,042)	(493)	946
Trade accounts payable	1,982	(1,418)	(370)
Other accrued expenses and current liabilities	27,818	7,186	882
Security deposits and other long-term liabilities	(3,699)	5,047	(1,793)
Net cash provided by operating activities	83,701	64,007	62,510
Cash flows from investing activities:
Acquisition of property and equipment	(23,593)	(30,452)	(716,724)
Community acquisitions	(33,015)	(32,626)	(6,935)
Sale of property and equipment	5,262	2,677	6,754
Lease and contract acquisition costs	(1,508)	(1,339)	(1,146)
Payments from (to) affiliates and other managed communities, net	(530)	918	33
Distributions from (investments in) unconsolidated joint ventures, net	(18,218)	2,153	(413)
Purchase of available-for-sale securities	–	–	(2,976)
Net cash used in investing activities	(71,602)	(58,669)	(721,407)
Cash flows from financing activities:
Proceeds from sale of stock, net	82,623	1,028	1,121
Repurchase of common stock	–	–	(399)
Decrease (increase) in restricted deposits	437	(1,710)	7,932
Debt issuance and other financing costs	(2,776)	(885)	(12,205)
Proceeds from long-term borrowings and financings	28,000	42,439	691,020
Repayment of long-term borrowings and financings	(45,459)	(19,443)	(62,336)
Repayment of capital lease and financing obligations	(12,098)	(9,705)	(13,507)
Tax benefit of stock compensation	–	622	–
Noncontrolling interest contribution	1,228	1,132	6,815
Net cash provided by financing activities	51,955	13,478	618,441
Net (decrease) increase in cash and cash equivalents	64,054	18,816	(40,456)
Cash and cash equivalents at the beginning of the year	46,070	27,254	67,710
Cash and cash equivalents at the end of the year	$110,124	$46,070	$27,254

See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$111,949	$102,050	$90,019
Cash paid during the period for income taxes	1,053	3,190	1,981
Cash received during the period for income tax refunds	1,977	694	3,415
Non-cash financing and investing activities:
Debt refinanced	–	–	125,148
Capital lease and financing obligations	447,100	480	12,848
Unrealized gain on investment in marketable equity securities	665	807	–
Adjustments related to purchase and sale of leased property:
Decrease in capital lease assets	(2,756)	–	–
Decrease in capital lease obligations	2,648	–	–
Adjustments related to purchase of leased properties:
Capital and financing lease buyouts	–	–	329,638
Change in deferred sale leaseback gains	–	–	17,635
Lease acquisition costs	–	–	14,047
Deferred rent	187	–	1,897
Above/(below) market rents	(2,349)	–	1,730
Discount on security deposits	58	–	107
Sale leaseback transactions:
Increase in property and equipment	32,811	968	–
Increase in intangible assets	1,389	–	–
Financing lease obligation	(34,200)	4,115	–
Increase in deferred gain	–	(5,212)	–
Decrease in deferred straight-line rent	–	129	–
Summerville acquisition:
Contingent purchase price adjustment to goodwill	–	–	3,479

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
 (In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2007	39,030,597	$4	$714,258	$–	$(255,755)	$–	$458,507
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	110	–	229	–	–	–	229
Options exercised	60,941	–	521	–	–	–	521
Stock option compensation expense	–	–	4,895	–	–	–	4,895
Noncontrolling interest contribution	–	–	–	–	–	6,815	6,815
Net loss	–	–	–	–	(104,751)	(188)	(104,939)
Balances as of December 31, 2008	39,091,648	4	719,903	–	(360,506)	6,627	366,028
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	22,041	–	285	–	–	–	285
Options exercised	160,901	–	742	–	–	–	742
Stock option compensation expense	–	–	4,100	–	–	–	4,100
Stock option income tax benefit	–	–	622	–	–	–	622
Noncontrolling interest contribution	–	–	–	–	–	1,132	1,132
Components of comprehensive loss:
Net loss	–	–	–	–	(53,875)	(943)	(54,818)
Unrealized gain on marketable securities	–	–	–	807	–	–	807
Comprehensive loss	–	–	–	–	–	–	(54,011)
Balances as of December 31, 2009	39,274,590	4	725,652	807	(414,381)	6,816	318,898
Issuances of shares under Employee Stock Purchase Plan	43,986	–	633	–	–	–	633
Options exercised	300,242	–	1,650	–	–	–	1,650
Stock option compensation expense	–	–	5,934	–	–	–	5,934
Common stock offering, net	4,575,000	–	80,340	–	–	–	80,340
Noncontrolling interest contribution	–	–	–	–	–	1,228	1,228
Components of comprehensive loss:
Net loss	–	–	–	–	(56,959)	(883)	(57,842)
Unrealized gain on marketable securities	–	–	–	665	–	–	665
Comprehensive loss	–	–	–	–	–	–	(57,177)
Balances as of December 31, 2010	44,193,818	$4	$814,209	$1,472	$(471,340)	$7,161	$351,506

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style senior living facilities (“communities”) with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of December 31, 2010, 2009, and 2008, the Company owned or leased a total of 306, 266, and 262 communities, respectively, which comprise the communities included in the Consolidated Financial Statements.

We also provide management services to independent and related-party owners of senior living communities.  At December 31, 2010, we managed 173 communities, of which 163 are owned by joint ventures in which the Company has a financial interest.  Some of our management agreements provide for a flat monthly rate, are based on the number of resident days, or provide fees ranging from 5.0% to 10.0% of gross operating revenues, some with mandatory minimum thresholds.  The majority of our management agreements, 162 of 173, provide for fees of 5.0% of gross revenues collected.

Basis of Presentation

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Emeritus and its majority-owned subsidiaries.  In addition, we consolidate the accounts of limited liability companies and partnerships in cases where the Company maintains effective control over such entities’ assets and operations, notwithstanding a lack of majority ownership.  We do not consolidate our management contracts and certain joint venture participations that do not result in control.  We eliminate all intercompany balances and transactions in consolidation.

Segment Information

Emeritus has one operating segment, which is assisted living and related services.  Each community provides similar services, namely assisted living and memory care.  The class of customers is relatively homogenous, and the manner in which we operate each of our communities is basically the same.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist primarily of money market investments, triple-A rated government agency notes, and certificates of deposit with a maturity date at purchase of 90 days or less.

Short-Term and Long-Term Investments

We classify short-term investment securities with a readily determinable fair value as trading securities and record them at fair value.  They represent investments for the non-qualified deferred compensation plan (see Note 10, Retirement Plans).

We also have investments in marketable equity securities, which are included in other assets, net in the Consolidated Balance Sheets.  We record these securities at fair value as available-for-sale investments (see Note 14, Fair Value Measurements), with changes in fair value recorded in accumulated other comprehensive income in the Statements of Shareholders’ Equity and Comprehensive Loss.  If the fair value of these securities declines to a point where we determine the decline to be other than temporary, we record the investment at its reduced fair value with a corresponding charge to earnings.

Trade Accounts Receivable

We report trade accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash.  The allowance for doubtful accounts was $1.5 million and $1.0 million as of December 31, 2010 and 2009, respectively.  We review the adequacy of our allowance for doubtful accounts on an ongoing basis using historical payment trends, write-off experience, analyses of receivable portfolios by payor source, and aging of receivables, as well as a review of specific accounts.  We record adjustments to the allowance as necessary based upon the results of our review.

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2007	$995
Provision for doubtful receivables	1,895
Write-offs and adjustments	(2,341)
Balance at December 31, 2008	549
Provision for doubtful receivables	3,464
Write-offs and adjustments	(3,004)
Balance at December 31, 2009	1,009
Provision for doubtful receivables	5,418
Write-offs and adjustments	(4,930)
Balance at December 31, 2010	$1,497

Property and Equipment

We record property and equipment at the acquired cost.  We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets as follows:  buildings and improvements, five to 50 years; furniture, equipment, and vehicles, three to seven years; and capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.  We expense maintenance and repairs as incurred.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

 We record construction in progress at its acquired cost.  The acquisition cost includes the cost of construction and other direct costs attributable to the construction.  We do not record depreciation on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2010 and 2009 represents expansion of existing communities.

We capitalize certain internal software development costs.  Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally-developed software.  The authoritative accounting literature describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred).  The costs capitalized in the application development stage include the costs of design, coding, and installation of hardware and software.  We capitalize costs incurred during the application development stage of the project as required.

Restricted Deposits

Restricted deposits consist of funds required by various landlords and lenders to be placed on deposit as security for our performance under the lease or debt agreements and will generally be held until the lease termination or debt maturity date, or in some instances, may be released to the Company when the related communities meet certain debt coverage and/or cash flow coverage ratios.

Investments in Unconsolidated Joint Ventures

We have investments in joint ventures with equity interests ranging from 6.0% to 50.0% (for detailed information, see Note 2, Investments in Unconsolidated Joint Ventures).  We account for these investments under the equity method of accounting.  In determining the accounting treatment for these investments, we consider various factors such as the amount of our ownership interest, our voting rights and ability to influence decisions, our participating rights, and whether it is a variable interest entity and, if so, whether Emeritus is the primary beneficiary.  We reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such as an increase in the entity’s activities, assets, or equity investments, among other things.

Other Intangible Assets

In connection with certain acquisitions, the Company acquired various definite-lived intangible assets, which consist of above/below market community rents, in-place resident contracts, lease purchase options, trademarks, and operating licenses.  We amortize these assets over their estimated useful lives or the term of the related contract or lease agreement.

Asset Impairments

Investment in available-for-sale securities

On a regular basis, or as circumstances warrant, we review our investment in marketable equity securities for impairment based on criteria that include the extent to which carrying value exceeds related fair value.  If we determine that an investment has sustained an other-than-temporary decline in its value, we record the investment at its reduced fair value with a corresponding charge to earnings.  Such a determination is dependent on the facts and circumstances relating to the applicable investment.  We consider several factors in determining whether an other-than-temporary decline in value has occurred, including the market value of the security in relation to its cost basis, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the fair value of the investment.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

Goodwill

We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values may exceed the estimated implied fair value of the Company’s goodwill.  We estimate the fair value of the Company using a combination of the market capitalization, discounted cash flow, and market comparable approaches.  We also use market capitalization as a triggering event that may indicate possible impairment of the reporting unit’s goodwill in interim periods.

We performed the annual impairment test as of October 31, 2010 and concluded that no impairment charge was required.  The test requires us to use certain estimates and judgments to determine the value of the Company.  Although we believe that our assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially affect the Company’s estimated fair value.  Different assumptions related to future cash flows, operating margins, growth rates, and discount rates could result in an impairment charge, which we would recognize as a non-cash charge to operating income and a reduction in goodwill on the Consolidated Balance Sheets.

Long-Lived Assets

Long-lived assets include property and equipment, investments in unconsolidated joint ventures, and amortizable intangible assets.  We review our long-lived assets for impairment whenever a change in condition occurs that indicates that the carrying amounts of assets may not be recoverable.  Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners, and deteriorating operating performance of individual communities or investees.  We use a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.  Such assessments are primarily based upon the sum of expected future net cash flows over the expected period the asset will be utilized or held, as well as market values and conditions.  Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its estimated fair value.

Self-Insurance Reserves

The Company is self-insured for professional liability claims, and we record losses based on actuarial estimates of the total aggregate liability for claims expected to occur.  If actual losses exceed the actuarial estimates, we would accrue additional expense at the time of such determination.  We make periodic adjustments to the Company’s total estimated liability for all open years, which are 2004 through 2010, if actuarial estimates suggest the liability exposure has changed.  In 2010, we recorded a $2.0 million increase to expense as a change in estimate to our open years for professional and general self-insurance for claims exposure, while in 2009 and 2008, respectively, we recorded a $2.8 million and $4.5 million expense reduction.  We recorded these amounts as increases or decreases in community operating expenses.  We cover losses through a self-insurance pool agreement, which, as of December 31, 2010, included 245 of our 306 consolidated owned and leased communities as well as seven of our managed communities on a unit of capacity basis.

We deposit funds with an administrator based in part on a fixed schedule and in part as losses are actually paid.  We record the funds held by the administrator as a prepaid asset, which as of December 31, 2010 and 2009 was $973,000 and $916,000, respectively.  We reduce the prepaid asset as we pay claims from the account.  For policy years beginning in 2005 and continuing through 2010, we have general liability commercial insurance.

For health insurance, we self-insure each participant up to $200,000 per year, above which a catastrophic insurance policy covers any additional costs for certain participants.  We accrue health insurance liabilities based upon historical experience of the aggregate liability for claims incurred.  If these estimates are insufficient, additional charges may be required.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

Emeritus maintains workers’ compensation insurance coverage in specific insurable states (excluding Washington, Texas, and Ohio) through a high deductible, collateralized insurance policy.  The policy premium is based on standard rates applied to estimated annual payroll.  Each month, we accrue the sum of premiums and related costs, estimated third-party administration costs and actuarial based estimated losses based on actual payroll amounts.  We record the cash collateral paid under the plan as a prepaid asset on the Consolidated Balance Sheets and reduce the prepaid balance as claims are paid from the account by the third-party administrator.  As of December 31, 2010 and 2009, the prepaid insurance expense was $23.6 million and $21.4 million, respectively.  At policy expiration each year, an insurer conducts an audit to adjust premiums based on actual, rather than estimated, annual payroll amounts.  The insurer also audits the total incurred claim amount at least annually and may adjust the applicable policy year collateral requirement.  If there is a reasonable expectation that the total incurred losses will be less than the posted collateral, the excess cash collateral will be returned to the Company.  We contract with an independent third party to determine the actuarial estimates of ultimate losses for workers’ compensation under the collateralized policy.  During 2010 and 2009, we had a change in our workers’ compensation estimates to increase expense by $3.2 million and $845,000, respectively, for open claim years 2003 to 2009, while during 2008, we recorded expense reductions of $1.5 million based on changes in actuarial estimates.  We recorded these amounts as adjustments to community operating expense.  Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement, which includes the managed communities, unless such communities are located in the specific states mentioned above.  We allocate costs to each participating community based on annual payroll amounts.

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

Income Taxes

We compute income taxes using the asset and liability method.  We record current income taxes based on amounts refundable or payable in the current year.  We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled.  We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized, which as of December 31, 2010 and 2009, reflects a net asset value of zero.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination (see Note 12, Income Taxes).

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50.0% likelihood of being realized upon settlement.  We classify interest and penalties related to uncertain tax positions, if any, as tax expense in the Company’s financial statements.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  Our classification criteria are based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.  For properties under capital lease arrangements, we record an asset at the inception of the lease based on the present value of the rental payments, including base rent, fixed annual increases, and any other fixed rental payment obligations payable over the lease term, which amount may not exceed the fair value of the underlying leased property, and we record a corresponding long-term liability.  We allocate lease payments between principal and interest on the lease obligation and depreciate the capital lease asset over the term of the lease.  We account for properties that are sold and leased back and for which the Company has continuing involvement as financing arrangements, whereby the property remains on the Consolidated Balance Sheets and we record a financing obligation that is generally equal to the purchase price of the properties sold.  The impact on the Consolidated Statements of Operations is similar to a capital lease.  We do not include properties under operating leases on the Consolidated Balance Sheets and we reflect the actual rents paid in the Consolidated Statements of Operations as community lease expense (see Note 11, Commitments and Contingencies).

We account for leases with rent holiday provisions or that contain fixed payment escalators on a straight-line basis as if the lease payments were fixed evenly over the life of each lease.  We capitalize out-of-pocket costs incurred to enter into lease contracts as lease acquisition costs and amortize them over the lives of the respective leases.

Certain leases contain payment escalators based on the greater of a fixed rate or the increase in the Consumer Price Index (“CPI”) or other variable rate indices.  If we have a high level of certainty that the fixed rate increase under the lease will be met, we account for lease payments on a straight-line basis using the fixed rate.  Deferred straight-line rent on the Consolidated Balance Sheets primarily represents the effects of straight-lining lease payments.

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

Derivative Instruments

In the normal course of business, the Company’s financial results are exposed to the effect of interest rate changes so we may limit these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, we have used interest rate swap agreements (“swaps”) to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations.

Hedges that we report at fair value and present on the Consolidated Balance Sheets could be characterized as either cash flow hedges or fair value hedges.  We consider the Company’s swaps to be cash flow hedges as they address the risk associated with future cash flows of debt transactions.  We did not designate the Company’s swaps as hedging instruments; therefore, we recognize the gain or loss resulting from the change in the estimated fair value of the swaps in current earnings during the period of change.

As of December 31, 2009, Emeritus was party to two swaps.  One swap, with a notional amount of $12.4 million, expired on January 1, 2010 and was not replaced.  The other swap, with a notional amount of $19.6 million, was terminated in September 2010 when the related mortgage debt was modified.  We paid $1.6 million to the

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

counterparty to the swap to terminate our obligation, which was recorded as a reduction in the fair value (liability) of the swap.

The swaps converted the interest rates on the related mortgage debt from floating rates to fixed rates, thus mitigating the impact of interest rate changes on future interest expense.  At December 31, 2009, the fair value of the swaps amounted to a liability of $1.4 million, which we recorded in other long-term liabilities on the Consolidated Balance Sheet.  The change in the fair value of the swaps resulted in a loss of $182,000 for 2010, a gain of $849,000 for 2009, and a loss of $1.6 million for 2008, which we recorded as a separate line item in the Consolidated Statements of Operations.

Contingent Liabilities

We recognize contingent liability obligations if they are probable and estimable based on our best estimate of the ultimate outcome.  If a legal judgment is rendered against the Company or a settlement offer is tendered, then we accrue the full amount of the judgment or the settlement offer.

Common Stock Share Repurchases

We may repurchase shares of our common stock for resale under the Emeritus Corporation 2009 Employee Stock Purchase Plan.  In accordance with the Washington Business Corporation Act, we do not display share repurchases separately as treasury stock on the Consolidated Balance Sheets or Consolidated Statements of Shareholders’ Equity and Comprehensive Loss.  Instead, we deduct the par value of repurchased shares from common stock and we deduct the remaining excess repurchase price over par value from additional paid-in capital (see Note 9, Stock Plans).

Revenue Recognition

Operating revenue consists of residents’ rental and services fees (collectively “community revenue”) and management fees.  We rent resident units on a month-to-month basis and recognize rent in the month residents occupy their units.  To the extent residents prepay their monthly rent, we record unearned rental income.  We recognize service fees paid by residents for assisted living and other related services in the period we render those services.  We receive management fees from community management contracts and we recognize the revenue in the month in which we perform the services in accordance with the terms of the management contract.

We also charge nonrefundable move-in fees at the time residents first occupy their unit.  We defer the revenue for these fees and record them as deferred revenue on the Consolidated Balance Sheets.  We recognize the revenue over the average period of resident occupancy, estimated at an average of 21 months for 2010, 21 months for 2009, and 17 months for 2008.

Approximately 11.3%, 9.9%, and 8.7% of our community revenues for the year ended December 31, 2010, 2009, and 2008, respectively, were derived from governmental reimbursement programs.  We record billings for services under third-party payor programs net of contractual adjustments as determined by the governmental reimbursement programs.  We accrue any retroactive adjustments when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment.  We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known.

Stock-Based Compensation

We grant stock options to purchase the Company’s common stock at the fair market value of the stock on the date of grant.  We estimate the fair value of each stock option granted using the Black-Scholes option pricing model.  This model requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

yield, and weighted-average option life.  Using this model, we recognize stock-based compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the vesting period).  The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one-year to four-year period.  Any unexercised options expire between seven and ten years.  We estimate the fair value of each grant as a single award and amortize that value on a straight-line basis into compensation expense over the grant’s vesting period (see Note 9, Stock Plans).

Discontinued Operations

In considering whether a group of assets disposed of, or to be disposed of, should be presented as a discontinued operation, we determine whether the disposed assets comprise a component of the Company.  That is, we assess if the disposed assets have material historic operations and cash flows that can be clearly distinguished, both operationally and for financial reporting purposes.  We also determine whether the cash flows associated with the disposed assets have been, or will be, significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether we will have any significant continuing involvement in the operations of the disposed assets after the disposal transaction.  If our determinations are affirmative, we aggregate the results of operations of the disposed assets, as well as any gain or loss on the disposal transaction, for presentation separately from the continuing operating results of the Company in the Consolidated Financial Statements (see Note 13, Discontinued Operations).

Loss Per Share

We compute basic loss per share based on weighted average shares outstanding and exclude any potential dilution.  We compute diluted net loss per share based on the weighted average number of shares outstanding plus dilutive potential common shares.  We include stock options using the treasury stock method to the extent they are dilutive.

We reported a consolidated net loss for each of the three years ended December 31, 2010, 2009, and 2008.  As a result, we have excluded shares issuable upon the exercise of stock options from the computation because the effect of their inclusion would be antidilutive.  The following table summarizes those options that are excluded in each period because they are antidilutive (in thousands):

	Year Ended December 31,
	2010	2009	2008
Options	3,955	3,321	2,841

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of ASU 2010-6 will not have a material impact on our Consolidated Financial Statements.

Reclassifications

We have reclassified certain prior year amounts to conform to the current year’s presentation.  Specifically, in the Consolidated Balance Sheet as of December 31, 2009, we reclassified:  (i) “deferred tax assets” from “other prepaid expense and current assets;” (ii) “prepaid workers’ compensation” and other prepaid insurance amounts to “prepaid

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies - continued

insurance expense;” (iii) our investment in marketable equity securities to “other assets, net;” and (iv) “accrued income taxes” to “other accrued expenses.”

Note 2.	Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2010	2009
Investment in Sunwest JV	$16,830	$–
Investment in Blackstone JV	153	932
Investment in Emeritus/Wegman joint ventures	2,411	1,159
Total investments in unconsolidated joint ventures	$19,394	$2,091

Sunwest Joint Venture

In January 2010, we entered into a joint venture agreement (the “Joint Venture Agreement”) with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”) and an entity controlled by Daniel R. Baty, a founder of the Company and the Chairman of our board of directors (“Columbia Pacific”), pursuant to which the Company, Blackstone, and Columbia Pacific formed a joint venture that operates under the name of BRE/SW Portfolio LLC (the “Sunwest JV”).  The Sunwest JV was formed to acquire a portfolio of communities (the “Properties”) formerly operated by an Oregon limited liability company (“Sunwest”).

On January 15, 2010, the Sunwest JV entered into a purchase and sale agreement with Sunwest (the “Purchase Agreement”) to acquire the Properties.  On May 17, 2010, the U.S. District Court for the District of Oregon (the “Court”) approved the Purchase Agreement, as amended, and on July 13, 2010, the Court confirmed Sunwest’s plan of reorganization.

The Sunwest JV acquired 144 Properties in 2010 for an aggregate unadjusted purchase price of approximately $1.3 billion, and the consideration included (i) approximately $279.0 million in a combination of cash and membership interests in the Sunwest JV and (ii) the assumption by the Sunwest JV of secured debt of approximately $979.0 million.  We contributed cash of $19.0 million for our initial capital contribution.  Under the terms of the Joint Venture Agreement, we will be required to make an additional $2.0 million contribution before August 2012 for our proportional share of capital improvements to the Properties.  Including this additional capital contribution, our percentage of ownership in the Sunwest JV is 6.0%.  We are prohibited from selling our interest without Blackstone’s consent.  We are accounting for the Sunwest JV as an unconsolidated equity method investee in our Consolidated Financial Statements.

The Joint Venture Agreement provides for cash distributions from the Sunwest JV to the members in accordance with their ownership interests; however, we are entitled to distributions at increasing levels in excess of our ownership percentage if the Sunwest JV achieves certain performance criteria.  The Joint Venture Agreement also provides that in the event Blackstone desires to sell a specified portion of the Properties, all of the Properties or its membership interest in the Sunwest JV, we will have the right of first opportunity to purchase such Properties or membership interest, as applicable.

As contemplated by the Purchase Agreement, we entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5.0% of gross collected revenues, and we recorded management fee revenues of $6.3 million for the period from August 5, 2010 through December 31, 2010.  As of December 31, 2010, we managed 139 of the communities owned by the Sunwest JV and the remaining five communities were managed by third parties.  As of December 31, 2010, we had a receivable of $423,000 due from the Sunwest JV.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 2.	Investments in Unconsolidated Joint Ventures - continued

2006 Blackstone Joint Venture

The Company holds a 19.0% interest in a joint venture with an affiliate of Blackstone (the “Blackstone JV”) that acquired a total of 24 properties during 2006 and 2007.

The total initial capital contribution to the Blackstone JV by its members was approximately $37.7 million, of which the Company paid $7.2 million.  The Blackstone JV made capital distributions to its members in 2010, 2009, and 2008 totaling $10.5 million, $11.5 million, and $3.0 million, of which Emeritus received 19.0% or $2.0 million, $2.2 million, and $570,000, respectively.  We are entitled to distributions at increasing levels in excess of our ownership percentage if the Blackstone JV achieves certain performance criteria.

The Company is the administrative member responsible for day-to-day operations.  Blackstone holds the remaining 81.0% interest in the Blackstone JV and has final authority with respect to all major decisions of the joint venture, including final approval of operating and capital budgets.  The Company is prohibited from selling its interest without Blackstone’s consent.  Pursuant to a management agreement with Blackstone JV, the Company manages 23 of the properties for a fee equal to 5.0% of gross revenues collected.  For 2010, 2009, and 2008, we earned management fees of approximately $3.6 million, $3.5 million, and $3.4 million, respectively.

Emeritus/Wegman Joint Ventures

In 2010, we entered into a 50.0% joint venture with a Wegman family entity (“Wegman”) to develop, construct and operate an 81-unit assisted living and memory care community in Deerfield, Ohio (the “Deerfield JV”).  We expect construction of this community, which began in 2010, to be completed in mid-2011.  Emeritus and Wegman have each contributed approximately $1.2 million to the Deerfield JV as of December 31, 2010.

In March 2007, we entered into a 50.0% joint venture with Wegman to develop, construct, and operate an 81-unit assisted living and memory care community in Stow, Ohio (the “Stow JV”).  The Stow JV began operations in May 2008.  We have made capital contributions to the Stow JV of approximately $935,000 since its inception and received distributions of $87,000 during 2010 and $91,000 during 2009.  The Company is the administrative member responsible for day-to-day operations for which it receives a management fee equal to the greater of $5,000 per month or 5.0% of gross operating revenues, which totalled $151,000 for 2010, $114,000 for 2009, and $72,000 for 2008.  All major decisions regarding the Stow JV require the consent of Wegman.

In 2007 and 2008, we entered into 50.0% joint ventures with Wegman to develop, construct, and operate two separate 36-unit memory care communities in the state of New York.  Construction on one of these communities is expected to begin in 2011 and commencement of the other project has been postponed due to local market conditions.  We have contributed capital to these joint ventures in the combined amount of $912,000.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 2.	Investments in Unconsolidated Joint Ventures - continued

Condensed combined balance sheets for our unconsolidated joint ventures are as follows (in thousands):

	December 31,
	2010	2009
Current assets	$79,225	$10,529
Property and equipment	1,315,643	183,390
Other assets	117,561	931
Total assets	$1,512,429	$194,850

Current liabilities	$59,000	$17,181
Long-term debt	1,113,533	161,459
Other liabilities	49,585	8,697
Members’ capital	290,311	7,513
Total liabilities and members’ capital	$1,512,429	$194,850

The Company's share of members’ capital	$19,394	$2,091

Condensed combined statements of operations for our unconsolidated joint ventures are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total revenues	$221,355	$82,368	$76,901
Community operating expenses	168,052	62,482	59,361
Acquisition costs	14,746	–	–
Operating income (loss)	(2,525)	13,720	10,098
Interest expense, net	34,960	10,821	11,797
Gain (loss) on interest rate swap	2,882	1,567	(4,721)
Net income (loss)	(29,490)	4,523	(6,385)

The Company's share of net income (loss)	$(915)	$1,285	$(2,203)

Note 3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Construction in progress	$15,834	$15,751
Land and improvements	177,869	168,590
Buildings and improvements	2,128,907	1,629,887
Furniture and equipment	107,064	91,979
Vehicles	9,683	9,100
Leasehold improvements	28,694	23,683
Total property and equipment	2,468,051	1,938,990
Less: accumulated depreciation and amortization	304,495	222,518
Net property and equipment	$2,163,556	$1,716,472

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 3.	Property and Equipment - continued

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (in thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2010	2009	2010	2009	2010	2009
Land and improvements	$3,812	$3,983	$–	$–	$3,812	$3,983
Buildings and improvements	667,025	223,189	(87,979)	(67,037)	579,046	156,152
Furniture and equipment	2,543	1,931	(1,689)	(1,381)	854	550
Vehicles	1,007	1,069	(993)	(1,036)	14	33
	$674,387	$230,172	$(90,661)	$(69,454)	$583,726	$160,718

Depreciation and amortization for capital leases and financing obligations was approximately, $21.4 million, $12.5 million, and $23.6 million, for 2010, 2009, and 2008, respectively.

Note 4.	Acquisitions and Other Significant Transactions

2010 Chenal Heights and Asset Acquisitions

In December 2010, we purchased an 80-unit assisted living and memory care community located in Arkansas.  The purchase price was $11.2 million.  We also purchased the properties underlying two communities that we previously operated under lease agreements and accounted for as operating leases, Emeritus at Mandarin and Emeritus at Clearwater, which closed on November 30, 2010 and December 1, 2010, respectively.  These two communities have a combined total of 320 units.  The combined purchase price of these two communities was $21.5 million.  We financed the purchase of these three properties with a mortgage loan in the amount of $28.0 million with the balance paid in cash.

2010 HCP27 Lease

In October 2010, we entered into two leases with affiliates of HCP, Inc. (“HCP”) to lease a total of 27 senior living communities (the “Master Lease Agreements”).  The communities are located in 13 states and consist of approximately 3,240 units, comprised of 2,020 assisted living, 630 memory care, 450 skilled nursing, and 140 independent living units.

The Master Lease Agreements have an initial term of 15 years, commencing November 1, 2010, with two available extension options of 10 years each.  One of the lease agreements contains a purchase option on 10 of the communities, exercisable beginning in year 11 and extending through the remaining initial term of the lease.  The purchase option price for the 10 communities would be the greater of (i) $140.0 million (subject to certain adjustments) or (ii) the fair market value of such communities, as determined by appraisal on the date of exercise, less any shared appreciation amount as set forth in the Master Lease Agreements.  The shared appreciation provision allows us to share any increase in fair value in excess of $140.0 million at 25.0% of the first $15.0 million, 35.0% of the next $15.0 million and 40.0% of any amount in excess of $30.0 million.

Subject to certain adjustments with respect to one of the communities, annual minimum rent on the communities is fixed during the first five years at $31.0 million, $34.5 million, $41.0 million, $46.0 million, and $51.0 million.  Thereafter, annual minimum rent will increase annually by the greater of the increase in the CPI or 3.0%, excluding any additional rent related to capital addition costs funded by HCP.  Minimum rent on the first year of each extension period would be the greater of (i) the fair market rent, not to exceed 106.0% of the prior lease year rent, or (ii) the minimum rent for the prior lease year increased by the greater of the increase in CPI or 3.0%.

We are accounting for the Master Lease Agreements as capital leases and have therefore recorded capital lease assets and capital lease obligations in the aggregate amount of $409.0 million.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 4.	Acquisitions and Other Significant Transactions - continued

2010 Heritage House

In October 2010, we purchased a 100-unit assisted living and memory care community located in Mississippi, and simultaneously entered into a sale-leaseback agreement with affiliates of Health Care REIT, Inc. (“HCN”).  The property was added to an existing master lease with HCN, which expires in September 2018.  There is one 15-year renewal option available on this building.  The initial annual base rent is approximately $902,000 with annual scheduled increases.

The lease also contains an option to purchase the building at the end of the lease term.  Due to the purchase option in the lease, we are accounting for this lease as a financing lease and recorded property and equipment of $10.2 million, a resident contract intangible asset of $375,000 and a financing lease obligation of $10.6 million.  We expensed transaction costs of approximately $64,000.

2010 Emeritus at Marlton Crossing Lease

In September 2010, we purchased a 110-unit assisted living community located in New Jersey and simultaneously entered into a sale-leaseback agreement with affiliates of HCP.  The lease expires in September 2020 and we have two ten-year renewal options available.  The initial annual base rent is approximately $1.2 million with annual scheduled increases.  Due to a purchase option in the lease, we are accounting for this lease as a financing lease and recorded property and equipment of $14.2 million, a resident contract intangible asset of $414,000 and a financing lease obligation of $14.8 million.  We expensed transaction costs of approximately $260,000.

2010 HCP Lease

In May 2010, we entered into an agreement with HCP for the lease of four senior living communities (collectively, the “HCP Lease”).  The communities, located in Illinois and Texas, consist of 398 assisted living units and 152 skilled nursing units.

The HCP Lease has an initial term of ten years, commencing on June 1, 2010, with two available extension options of ten years each at our election.  We have the option to purchase the properties upon the expiration of the first extended term.  The purchase option price is calculated at the greater of (i) fair market value, as defined, or (ii) $101.2 million, plus any capital addition costs funded by HCP, increased on each lease anniversary date by the greater of (a) 2.5% or (b) the lesser of the applicable increase in the CPI or 5.0%.

The annual minimum lease payments are fixed for the first five years of the lease term at approximately $8.5 million, $9.1 million, $9.6 million, $10.2 million, and $10.7 million for years one through five, respectively, excluding any additional rent related to capital addition costs funded by HCP.  Beginning in the sixth year and continuing each year through the optional extension periods, the rent will increase by the greater of (i) 2.5%, or (ii) the lesser of (a) the applicable increase in the CPI or (b) 5.0%.  We are accounting for this lease as an operating lease.

2010 Eastover Lease

In February 2010, we purchased an 88-unit assisted living community located in North Carolina and simultaneously entered into a sale-leaseback agreement.  The lease expires in November 2018 and there are two ten-year renewal options available.  The initial annual base rent is approximately $793,000 with annual scheduled increases.  Due to a purchase option in the lease, we are accounting for this lease as a financing lease and recorded property and equipment of $8.3 million, a resident contact intangible asset of $600,000 and a financing lease obligation of $8.9 million.  We expensed transaction costs of approximately $185,000.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 4.	Acquisitions and Other Significant Transactions - continued

2010 National Health Investors, Inc. Lease

In January 2010, we entered into an agreement to lease eight communities from National Health Investors, Inc.  The communities are comprised of 336 units.  The term of the agreement is 15 years with two five-year renewal options available.  The initial annual base rent is $3.4 million with annual scheduled increases.  We are accounting for these leases as capital leases and therefore recorded a capital lease asset and obligation in the aggregate amount of $37.5 million.

2009 Trace Pointe Acquisition

On October 1, 2009, we purchased Trace Pointe, a 100-unit assisted living and memory care community that we previously managed for an affiliate of Mr. Baty.  The purchase price was $15.8 million, of which $12.1 million was financed with mortgage debt and $2.0 million was financed with an unsecured note payable to an affiliate of Mr. Baty, with the balance paid in cash.

2009 Courtyard at Merced Acquisition

On October 1, 2009, we purchased Courtyard at Merced, an 83-unit assisted living and memory care community from Ventas Realty, LP (“Ventas”) that we previously operated under a management contract.  The purchase price was $6.3 million and was financed with a three-year first mortgage note from Ventas in the amount of $5.0 million, with the balance paid in cash.

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

HCN paid the mortgage obligations in June 2009 and our guarantee terminated.  Therefore, we recorded the sale and we now account for each of the four leases as capital leases.  As a result, in 2009, we recorded a net increase in property and equipment of $968,000, a net decrease in capital lease and financing obligations of $4.1 million, an increase in deferred gains of $5.2 million and a decrease in deferred rent of $129,000.

2009 Real Estate Purchase

During the second quarter of 2009, we purchased the California houses of Granger Cobb, our President and Chief Executive Officer, and Budgie Amparo, our Executive Vice President—Quality and Risk Management, in connection with their required relocation to Seattle following the merger with Summerville Senior Living, Inc. (“Summerville”) in September 2007.  The combined purchase price was approximately $4.2 million.  The purchase price for each was determined based on an independent appraisal.  We recorded an impairment charge related to Mr. Cobb’s house of $624,000 during 2009 and sold the house in July 2010.  We have included Mr. Amparo’s house, with a fair value of $797,000, in “Other assets, net” in the Consolidated Balance Sheet at December 31, 2010.  We have included both houses, with a combined fair value of $3.6 million, in “Other assets, net” in the Consolidated Balance Sheet at December 31, 2009.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 4.	Acquisitions and Other Significant Transactions - continued

2009 Northdale Lease

In January 2009, we entered into an operating lease for one community consisting of 84 units.  The lease term is ten years with two ten-year renewal options available.  The initial annual minimum rent is approximately $600,000 (less abatements in the first year of $300,000) with fixed annual increases of 3.0%.

2009 New Development

In January 2009, we opened a newly constructed community in Urbandale, Iowa.  This 38-unit memory care community had a development cost of $6.6 million and was funded by $5.5 million of short-term construction debt that we repaid in full in the second quarter of 2010.

2008 Ventas Asset Acquisition

In December 2008, we purchased five communities from Ventas consisting of approximately 430 units (the “Ventas Purchase”) for a purchase price of $64.3 million plus acquisition costs of $282,000.  Prior to this acquisition, we operated these communities under lease agreements with affiliates of Ventas.

Previously, we accounted for four of the communities as operating leases, and one of the communities as a capital lease.  In connection with the Ventas Purchase, we borrowed $55.6 million, of which $45.6 million represents mortgage financing and $10.0 million was borrowed from Ventas under a three-year note.

2008 HCP Lease

In December 2008, we executed a Master Lease and Security Agreement (the “HCP Agreement”) to lease 11 communities comprised of approximately 1,500 units/beds from affiliates of HCP.  The HCP Agreement is for a term of ten years and may be extended for up to one additional year at HCP’s option.  Annual rents are fixed at $17.5, $21.0, $25.0, $28.0, and $30.0 million in years one through five, respectively, and thereafter will increase by the greater of the increase in the CPI or 3.0%.  We are accounting for these leases as operating leases.

2008 BV Holdings Lease

In December 2008, we entered into a lease for two communities consisting of approximately 250 units.  The lease term is ten years with two five-year renewal options available.  The initial annual lease payment is approximately $1.8 million with fixed increases for two years and increases thereafter at 3.0%.  We are accounting for this lease as an operating lease.

2008 HCN Asset Acquisition

In June 2008, we entered into an asset purchase agreement with HCN (the “HCN Agreement”) to purchase 29 communities consisting of approximately 2,300 units for a purchase price of $299.9 million, excluding acquisition costs.  The Company formerly leased these communities from HCN.  As provided in the HCN Agreement, the transaction closed in two phases.

In June 2008, we completed the first phase of the HCN transaction (“Tranche 1”).  Tranche 1 consisted of 19 communities with a capacity of approximately 1,600 units and a purchase price of $222.7 million, plus closing costs of $1.1 million.  Tranche 1 was financed with mortgage debt of approximately $163.2 million and seller-provided debt of $50.0 million.  We previously accounted for 18 of the 19 acquired communities in Tranche 1 as capital leases.

In October 2008, we completed the second phase of the HCN transaction (“Tranche 2”).  This closing consisted of ten communities with a capacity of approximately 700 units for a purchase price of $77.2 million plus acquisition costs of $190,000.  Tranche 2 was financed with $29.0 million of fixed rate mortgage debt and $27.4 million of variable rate mortgage debt.  We previously accounted for nine of the ten acquired communities in Tranche 2 as capital leases.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 4.	Acquisitions and Other Significant Transactions - continued

As part of Tranche 2, eight of the ten communities are included in a 50/50 joint venture owned by Emeritus and Mr. Baty, who contributed approximately $6.8 million to the joint venture for the purchase of the properties.  Prior to the acquisition, these eight communities were subject to a cash flow sharing agreement with Mr. Baty, which continues in effect after the acquisition by the joint venture (see Note 8, Related-Party Agreements).

2008 Emeritus at Arborwood Acquisition

In June 2008, we purchased a 54-unit assisted living community for $6.8 million plus closing costs of $185,000, of which $6.0 million was financed through a mortgage loan.

2008 NHP Asset Acquisition

In April 2008, we purchased from Nationwide Health Properties, Inc. (“NHP”) 24 communities consisting of approximately 1,700 units for a purchase price of $314.0 million plus acquisition costs of $856,000.  We had previously leased these communities from NHP and accounted for them as capital leases.  We financed the purchase through mortgage debt of approximately $249.1 million and seller-provided debt of $30.0 million.

2008 Emeritus at Hazel Creek Lease

In January 2008, we entered into a long-term operating lease for a 104-unit assisted living community.  The lease term is 15 years with two 10-year renewal options available.  The initial annual lease payment was approximately $901,000, with annual increases of 3.0%.

Note 5.	Goodwill and Other Intangible Assets and Liabilities

Goodwill

We recorded goodwill and various other intangible assets in connection with community acquisitions accounted for as business combinations (see Note 4, Acquisitions and Other Significant Transactions).  Additionally, in 2010, we recorded a reduction of goodwill as a result of sales of three communities during 2010.  The change in the carrying value of goodwill during 2010 and 2009 is set forth below (in thousands):

Balance at December 31, 2008	$73,704
Goodwill acquired during the year	1,051
Balance at December 31, 2009	74,755
Goodwill acquired during the year	1,338
Goodwill allocated to sales of communities	(273)
Balance at December 31, 2010	$75,820

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 5.	Goodwill and Other Intangible Assets and Liabilities - continued

Other Intangible Assets and Liabilities

Our intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2010 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
In-place resident contracts	$4,201	$(2,646)	$1,555
Below market community rents	86,711	(33,137)	53,574
Lease purchase options	44,269	–	44,269
Operating licenses	1,167	(326)	841
Other intangible assets	$136,348	$(36,109)	$100,239
Above market community rents
(included in other long-term liabilities)	$(13,961)	$4,191	$(9,770)

Our intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2009 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
In-place resident contracts	$2,600	$(557)	$2,043
Below market community rents	94,432	(25,944)	68,488
Lease purchase options	44,269	–	44,269
Trademarks and operating licenses	4,000	(2,382)	1,618
Other intangible assets	$145,301	$(28,883)	$116,418
Above market community rents
(included in other long-term liabilities)	$(13,961)	$2,944	$(11,017)

We acquired substantially all of our intangibles in our acquisition of Summerville in September 2007.  The weighted average amortization periods assigned at the merger date were as follows: in-place resident contracts, 17 months; below market rents, 11 years; above market rents, 11.6 years; and trademarks and operating licenses, 12 years.  The lease purchase options are not currently amortized, but will be added to the cost basis of the related communities when the option is exercised, and will then be depreciated over the estimated useful life of the community.  In 2008, we changed the estimated remaining useful life of trademarks to two years and they became fully amortized during 2010.

We recorded in-place resident contract intangibles in connection with the purchase of communities totaling $1.6 million in 2010 and $2.6 million in 2009, and we are amortizing these contracts over 21 months and 19 months, respectively.  Also, we wrote off below market rent intangibles in the amount of $5.0 million in 2010, of which we expensed $2.7 million and added $2.3 million to the carrying value of the property, in connection with the purchase of two communities that we previously operated under lease agreements.  In 2009, we wrote off and expensed below market rent intangibles in the amount of $1.2 million related to the sale of one community that we included in discontinued operations (see Note 13, Discontinued Operations).

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 5.	Goodwill and Other Intangible Assets and Liabilities - continued

Aggregate amortization expense for intangibles, excluding above and below market rents, was $2.7 million for 2010, $5.8 million for 2009, and $45.6 million for 2008.  Above and below market rent amortization, a component of community lease expense on the Consolidated Statements of Operations, was $8.6 million for 2010, $9.7 million for 2009, and $10.0 million for 2008.

Estimated amortization of intangibles is as follows (in thousands):

2011	$8,863
2012	6,723
2013	5,086
2014	4,719
2015	3,263
Thereafter	61,815
Total	$90,469

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 6.	Long-term Debt and Line of Credit

The following table details our mortgages and notes payable (in thousands).  Interest rates, unless otherwise indicated, are as of December 31, 2010.  Payments on each note are due monthly and include amortization of principal subsequent to interest-only periods.  Unless otherwise indicated, all of these notes are secured by real estate.

	December 31,
	2010	2009
Interest at rates from 8.26% to 12.5% through December 2013 (a)	$2,972	$6,859
Interest only at 6.29% through April 2011, due May 2018	25,371	25,371
Interest only at LIBOR plus 2.25%, (2.51%), due May 2011	8,948	8,948
Interest only at 8.5%, increasing annually by 0.15%, due March 2017 (b)	21,426	21,426
Principal plus interest at 7.23%, due July 2013	7,452	7,593
Principal plus interest at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due March 2012	4,224	4,298
Interest only at 6.21% through May 2011, due May 2018	129,000	129,000
Principal plus interest at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due October 2011	22,351	22,782
Interest only at 6.52% through April 2010, due April 2012	87,109	88,000
Principal plus interest at LIBOR plus 4.25% (4.55%), due August 2012	14,407	19,504
Interest only at 6.305% through September 2010, due September 2017	226,314	226,916
Interest only at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due January 2012	26,200	26,200
Principal and interest at LIBOR plus 4.0%, LIBOR floor of 2.5%, (6.5%), due January 2012	30,526	39,401
Principal plus interest at 6.185%, due September 2014	66,819	67,575
Interest only at LIBOR plus 2.0%, repaid July 2010	–	5,461
Interest only at 9.04%, increasing annually by 0.27%, due September 2018 (b)	12,865	12,865
Principal plus interest at LIBOR plus 3.5% (3.76%), due January 2012	11,130	11,326
Interest only at 5.905% through April 2011, due April 2018	241,890	241,890
Interest only at 8.50%, increasing annually by 0.15%, due March 2017	30,000	30,000
Interest only at LIBOR plus 3.25% through March 2010, LIBOR floor of 3.0%, (6.25%), due October 2011	7,287	7,378
Interest only LIBOR plus 2.5%, LIBOR floor of 2.75%, (5.25%), due July 2011	6,000	6,000
Principal plus interest at 6.65%, due July 2018	160,924	162,587
Interest only at 8.62%, increasing annually by 0.25%, due July 2014 (b)	50,000	50,000
Principal plus interest at 6.49%, due November 2018	28,975	29,000
Interest at LIBOR plus 3.0%, (3.26%), due October 2011 (d)	7,208	14,168
Principal plus interest 8.25%, increasing annually by 0.25%, repaid December 2010	–	9,520
Interest only at 5.97% through January 2011, due January 2019	25,921	25,921
Interest only at LIBOR plus 4.0%, LIBOR floor of 2.75% through January 2011, (6.75%), due January 2012	19,700	19,700
Interest only at 6.05% through January 2011, due January 2019	36,303	36,303
Interest only at 6.92% through January 2011, due January 2019	7,760	7,760
Interest only at 6.5%, due July 2014 (c)	1,250	1,250
Interest only at LIBOR plus 6.5%, (6.73%), repaid December 2010	–	5,000
Principal plus interest at 6.74%, due November 2018	8,516	8,600
Principal plus interest at 6.67%, due July 2018	3,694	3,731

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 6.	Long-term Debt and Line of Credit - continued

	December 31,
	2010	2009
Principal plus interest at 6.14%, due October 2019	$11,992	$12,129
Interest only at 6.5%, due October 2014 (c)	1,950	1,950
Principal plus interest at 5.38%, due November 2020 (d)	4,470	–
Interest only at LIBOR plus 4.5%, LIBOR floor of 1.50% (6.0%), due December 2012	28,000	–
Total long-term debt	1,378,954	1,396,412
Less current portion	73,197	21,324
Long-term debt, less current portion	$1,305,757	$1,375,088

(a)
This balance represents $1,854 of unsecured non-interest bearing loans related to resident housing deposits that are refunded upon vacating the premises. The remaining balance includes vehicle loans of $1,118. The vehicle loans are secured by the assets underlying the loan.

(b) Secured by leasehold mortgages.
(c)	Repaid in January 2011; see Note 17, Subsequent Events
(d)
As of December 31, 2009, we had a loan with a balance of $14,168 secured by two communities. During 2010, we refinanced this loan and, as of December 31, 2010, have two separate loans of $4,470 and $7,208, respectively.

Long-Term Debt Activity in 2010

In December 2010, we financed the purchase of three properties with a mortgage loan in the amount of $28.0 million (see Note 4, 2010 Chenal Heights and Asset Acquisitions).  The note bears interest at a variable rate based on the monthly London Interbank Offered Rate (“LIBOR”) plus 4.50%, with a LIBOR floor of 1.50%.

In December 2010, we repaid the outstanding balance of two loans payable to Ventas with outstanding principal amounts of $9.0 million and $5.0 million, respectively.  The interest rates on these loans varied throughout the scheduled loan term, but as of December 2010 when we paid off these loans, the interest rates were 8.50% and 6.76%, respectively.

In November 2010, we entered into agreements with NHP to amend the terms of two loans payable to NHP (the “Notes”).  A Note in the amount of $21.4 million was amended to extend the maturity date from March 31, 2012 to March 31, 2017.  A Note in the amount of $30.0 million was amended to extend the maturity date from April 1, 2012 to March 31, 2017.

The interest rate on each of the Notes is 8.50%, increasing annually on the anniversary date by 0.15%.  Monthly payments on the Notes are interest only, with the unpaid principal balance due at maturity.

In September 2010, we entered into an amendment to a credit agreement related to $19.5 million of mortgage debt secured by three communities.  Under the terms of the amended credit agreement, we prepaid $5.0 million of the principal balance and terminated the related interest rate swap contract.  The interest rate on the debt, which was effectively fixed at 6.35% with the swap, was changed to a variable rate equal to the 90-day LIBOR plus 4.25%.  All other terms of the credit agreement remained unchanged.

In August 2010, we paid off the outstanding balance of a mortgage loan in the amount of $2.8 million.  The interest rate on the loan was 10.54% and it was due to mature in January 2011.

In July 2010, we entered into an agreement to extend the maturity date on an existing $50.0 million loan with HCN (the “HCN Note”).  The HCN Note, originally due July 1, 2011, was extended to July 1, 2014.  The current interest rate of 8.50% will increase by 0.15% on each anniversary date beginning July 1, 2011.  Monthly payments of interest only are due through June 1, 2011, with additional principal payments of $200,000 per month due July 1, 2011 and each month thereafter until maturity.  In the event the Company issues securities with net proceeds to the

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 6.	Long-term Debt and Line of Credit - continued

Company in excess of $150.0 million, then such excess proceeds must be used to reduce the principal balance on the HCN Note.  In addition, if we make any principal payments on our $51.4 million of loans with NHP, then we must make a like payment on the HCN Note.

Revolving Line of Credit

We are party to a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which provides a $25.0 million unsecured revolving line of credit that matures on June 30, 2011.  The line of credit allows us to obtain letters of credit from the lender, if the undrawn amount of any outstanding letters of credit (and any borrowings outstanding under the credit agreement) does not exceed $25.0 million.  The interest rate on the line of credit is our choice of either (a) a fluctuating rate equal to the daily one-month LIBOR plus 2.50% or (b) a fixed rate for a 30-day term equal to the one-month LIBOR plus 2.25%, payable monthly.  We pay a commitment fee of 0.25% on the average daily unused amount of the line of credit, payable quarterly.  In addition, Wells Fargo requires us to pay fees equal to 1.00% of the face amount of every letter of credit issued as well as the negotiation fees on each letter.  We must maintain a zero balance on advances for 30 consecutive days during each fiscal year and a fixed charge coverage ratio of 1.1 to 1.0.  In addition, we must maintain liquid assets (cash, cash equivalents and/or publicly traded marketable securities) with an aggregate fair value of at least $10.0 million in excess of the outstanding balance at any time under the line of credit.  There were no outstanding borrowings under the line of credit as of December 31, 2010.

Debt Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of our properties.  Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted.  As of December 31, 2010, we were in violation of a financial covenant in one debt agreement with a balance, as of December 31, 2010, of $2.7 million.  We have obtained a waiver of this violation from the lender and have classified this loan, which matures in May 2011, as current in the Consolidated Balance Sheet as of December 31, 2010.

Principal maturities of long-term debt at December 31, 2010, are as follows (in thousands):

2011	$73,197
2012	225,974
2013	22,545
2014	124,243
2015	12,920
Thereafter	920,075
Total	$1,378,954

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 7.	Shareholders’ Equity

In November 2010, we sold 5,575,000 shares of Emeritus common stock in a public offering, of which the Company sold 4,575,000 shares and certain shareholders sold 1,000,000 shares.  We received net proceeds of $80.3 million after issuance costs.  With the proceeds, we paid off two loans to Ventas totaling $14.0 million, as required in the loan agreements, and the remaining cash is available to be used for acquisitions and other corporate purposes.  We received no cash from the sale of shares by the selling shareholders.

Note 8.	Related-Party Agreements

In 1995, Mr. Baty and a current director of Emeritus formed a New York general partnership (the “Partnership”) to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities.  The Partnership operates ten communities in New York.  We have agreements with the Partnership and the partners under which all of the Partnership’s profits have been assigned to us and we have indemnified the partners against losses.  Because we have unilateral and perpetual control over the Partnership’s assets and operations, we include the Partnership in our consolidated financial statements.

Mr. Baty is a principal owner of Columbia Pacific, which owns assisted living communities.  We manage five of these communities under various agreements.  One of the agreements provides for a flat monthly rate while the others provide for fees of 5.0% of gross operating revenues.  The agreements have terms ranging from two to five years, with options to renew.  For two of the five communities, we are entitled to distributions upon a sale to a third party or purchase by Emeritus if the communities achieve certain performance criteria.  Management fee revenue earned under these agreements was approximately $732,000, $1.0 million, and $1.1 million in 2010, 2009, and 2008, respectively.

Emeritus and Mr. Baty are parties to a cash flow sharing agreement (“CFSA”) related to, as of December 31, 2010, 18 assisted living communities (the “CFSA Facilities”) that are included in our Consolidated Financial Statements.  We entered into the CFSA in 2004 in connection with Mr. Baty’s guarantee of our obligations under a lease agreement with HCN.  Under the terms of the CFSA, Mr. Baty shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  Additionally, we have the right to purchase Mr. Baty’s 50.0% interest in the cash flow of the communities based on a prescribed formula.  Under the CFSA, Mr. Baty earned $1.3 million, $956,000, and $710,000 in 2010, 2009, and 2008, respectively, which is included in community operations expense in our Consolidated Statement of Operations.

Emeritus and Mr. Baty each hold a 50.0% ownership interest in a joint venture (the “Batus JV”), which purchased eight of the CFSA Facilities from HCN in 2008 (see Note 4, 2008 HCN Asset Acquisition).  The net loss attributable to the noncontrolling interest in our Consolidated Statement of Operations represents Mr. Baty’s share of the Batus JV’s net loss from continuing operations.  We have the option to buy out Mr. Baty’s membership interest in all or part of the Batus JV after January 1, 2011, for a price equal to the lesser of fair market value or a formula specified in the Batus JV operating agreement but in no event less than the amount of Mr. Baty’s capital contribution.

Effective January 1, 2011, we exercised our option to purchase Mr. Baty’s rights related to six of the CFSA Facilities and Mr. Baty’s membership interest in three of the six CFSA Facilities owned by the Batus JV (see Note 17, Subsequent Events).

Note 9.	Stock Plans

2006 Equity Incentive Plan

In June 2006, our shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”).  In May 2010, our shareholders approved an amendment to the 2006 Plan, whereby a total of 5,800,000 shares of our common stock may be issued to employees, non-employee directors, consultants, advisors, and independent contractors.  The 2006 Plan allows for the granting of various types of awards, one of which is stock options that generally vest over a

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 9.	Stock Plans - continued

three-year or four-year period.  Unless the terms of option grants specifically provide otherwise, any unexercised options expire no later than ten years from the date of the grant.  As of December 31, 2010, 2,051,608 shares are available for option grants under the 2006 Plan.

Amended and Restated Stock Option Plan for Non-employee Directors

The Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) is a nonqualified stock option plan that has been in effect since 1995.  The Directors Plan authorizes the issuance of options to purchase up to 550,000 shares of Emeritus common stock.  Each non-employee director automatically receives an option to purchase 2,500 shares of Emeritus common stock at the time of his or her initial election or appointment to the board of directors.  In addition, each non-employee director automatically receives an option to purchase 7,500 shares of Emeritus common stock immediately following each year’s annual meeting of shareholders.  All options granted under the plan fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant and expire 10 years after the date of grant, with the exception of the option for 2,500 shares granted at the time of a director’s initial election or appointment to the board of directors, which is vested immediately upon grant.  The exercise price for these options is the fair market value of Emeritus common stock on the grant date.  As of December 31, 2010, there were 249,000 shares available for option grants under the Directors Plan.

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

The following is a summary of stock options outstanding and exercisable under the 2006 Plan, the Directors Plan, and the 1995 Plan as of December 31, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 2.11	-	$11.65	793,888	6.2	$6.98	477,513	5.1	$6.04
11.66	-	17.39	863,209	8.6	16.25	278,284	8.1	15.58
17.40	-	18.03	1,041,700	9.9	18.03	–	–	–
18.04	-	26.02	348,496	4.9	19.45	277,496	3.7	19.55
26.03	-	30.89	907,500	3.7	27.44	706,260	3.7	27.44
2.11	-	30.89	3,954,793	7.0	17.71	1,739,553	4.8	18.41

Employee Stock Purchase Plans

In 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “1998 ESP Plan”).  Our board of directors terminated the 1998 ESP Plan in March 2009 after we had issued all of the Plan’s reserved 400,000 shares.  In May 2009, our shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”), which replaced the 1998 ESP Plan.  Similar to the provisions of the 1998 ESP Plan, the 2009 ESP Plan provides eligible employees, who have completed six months of service, an opportunity to purchase shares of Emeritus common stock through payroll deductions at a 15.0% discount from the lower of the market price on the first trading day or last trading day of each calendar quarter.  A total of 400,000 shares may be sold under the 2009 ESP Plan.  Shares

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 9.	Stock Plans - continued

sold under the 2009 ESP Plan may be drawn from authorized and unissued shares or may be acquired by us on the open market.  We sold 43,986 shares during 2010 and 22,088 shares during 2009 to employees under the 2009 ESP Plan at an average price of $14.40 and $12.96 per share, respectively.  In December 2008, we repurchased 52,000 shares of Emeritus common stock on the open market and sold 17,023 of these shares to employees through the 1998 ESP Plan.  In 2008, employees purchased 52,110 shares through the 1998 ESP Plan at an average discounted price per share of $12.06.  As of December 31, 2010, there were 333,926 shares available for purchase under the 2009 ESP Plan.

Stock-Based Compensation

We recorded stock-based compensation expense based on the fair value of stock options granted under the 2006 Plan and the Directors Plan and Emeritus common stock issued under the employee stock purchase plans of approximately $5.9 million, $4.1 million and $4.9 million during 2010, 2009, and 2008, respectively.

During 2010, 2009, and 2008, we granted options to purchase 1,076,200, 916,000, and 722,600 shares, respectively, of Emeritus common stock from the 2006 Plan, and we granted options to purchase 55,000, 52,500, and 55,000 shares, respectively, of Emeritus common stock to non-employee directors from the Directors Plan.

Our closing stock price on December 31, 2010 was $19.71.  The following table summarizes our stock option activity:

	Year Ended December 31,
	2010			2009			2008
	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	3,320,976	$16.52	$16,091	2,840,652	$16.30	$–	2,166,575	$18.76	$–
Granted	1,131,200	18.07	–	968,500	15.94	–	777,600	8.99	–
Exercised	(300,242)	5.49	3,353	(160,901)	4.71	1,156	(60,941)	9.16	578
Forfeited/expired	(197,141)	18.45	–	(327,275)	18.65	–	(42,582)	9.16	–
Outstanding at end of period	3,954,793	17.71	15,130	3,320,976	16.52	16,091	2,840,652	16.30	5,258

Options exercisable	1,739,553	18.41	7,898	1,499,743	16.31	8,637	1,341,813	14.45	3,833

Weighted-average fair value of options granted		9.66			8.47			4.16

Options exercisable in the money	955,793		7,898	854,726		8,637	565,148		3,833
Options exercisable out of the money	783,760		–	645,017		–	776,665		–

As of December 31, 2010, there was $17.2 million of total unrecognized compensation expense related to unvested stock options granted under the 2006 Plan and Directors Plan.  We expect to recognize that expense through 2014.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 9.	Stock Plans - continued

At December 31, 2010, the weighted average remaining contractual life was 7.0 years for all stock options outstanding and was 4.8 years for stock options outstanding and exercisable.

We received $2.3 million, $1.0 million and $1.1 million during 2010, 2009, and 2008, respectively, from the exercise of stock options and employee stock purchases under our various equity incentive plans and employee stock purchase plans.

In estimating the fair value of the Company’s stock options, we group the grantees into two main categories, based on the estimated life of the options, which are our employees and our board of directors.  We estimated the fair value of options granted during 2010, 2009, and 2008 at the date of grant using the following weighted average assumptions:

	For Employees and Key Executives
	Year Ended December 31,
	2010	2009	2008
Expected life from grant date (in years)	5.0	5.0	5.0
Risk-free interest rate	1.5% - 2.6%	1.9% - 2.5%	2.4% - 2.7%
Volatility	60.0% - 62.4%	55.3% - 60.4%	42.7% - 47.6%
Weighted-average fair value (per share)	$9.60	$8.49	$3.61

	For Directors
	Year Ended December 31,
	2010	2009	2008
Expected life from grant date (in years)	7.0	7.0	7.0
Risk-free interest rate	2.1% - 2.7%	2.9%	3.1% - 3.9%
Volatility	56.9% - 57.2%	61.4%	54.7% - 55.2%
Weighted-average fair value (per share)	$10.94	$8.21	$11.41

We estimated the expected life of the stock options granted using the historical exercise behavior of option holders.  The risk-free rate represents the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  We estimated expected volatility based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  We estimated forfeitures at the time of valuation and reduced compensation expense ratably over the vesting period.  We periodically adjust the forfeiture rate, which was estimated at 9.9% and 6.6% of the options awarded to employees and directors, respectively, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Our options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.

The following table shows the assumptions used in calculating the compensation expense for shares of Emeritus common stock sold to employees during each year under the 1998 ESP Plan and 2009 ESP Plan, which incorporates the 15.0% discount and an estimated value assigned to the ability to select the lower of the stock price over a three-month period at the beginning or end of the respective quarter:

	Year Ended December 31,
	2010	2009	2008
Expected life from grant date (in months)	3.0	3.0	3.0
Risk-free interest rate	0.1% - 0.2%	0.1% - 0.2%	1.1% - 3.3%
Volatility	20.2 - 30.6%	25.5% - 44.6%	19.2% - 32.8%

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 10.	Retirement Plans

We provide a 401(k) retirement savings plan (the “401(k) Plan”) to all employees who meet minimum employment criteria.  The 401(k) Plan allows participants to defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  The 401(k) Plan allows us to make a discretionary match of up to 100.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 8.0% of contributed compensation.  Historically, we have made a discretionary match of contributions in amounts equal to 25.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 6.0% of contributed compensation.  Employees are always 100.0% vested in their own contributions and vest in our contributions over four years.  We estimate that we will contribute to the 401(k) Plan $451,000 for the year ended December 31, 2010, and we made contributions to the 401(k) Plan in the amount of $440,000 and $410,000 for the years ended December 31, 2009 and 2008, respectively.  Such amounts are included in general and administrative expense in the accompanying Consolidated Statements of Operations.

We also provide a nonqualified deferred compensation plan (the “Deferred Plan”) that allows certain management employees, including our executive officers, to defer a portion of their compensation.  Executive officers participating in the Deferred Plan may defer receipt of up to 25.0% of their compensation and receive a mandatory employer contribution of up to 25.0% of their contributions that is immediately vested.  In addition, there is a discretionary employer contribution of up to an additional 75.0% of their contributions.  Participants other than executive officers may defer receipt of up to 10.0% of their compensation and receive a discretionary employer contribution.

Discretionary employer contributions to the Deferred Plan for both executive officers and other participants become nonforfeitable upon the earlier of: (i) a three-year vesting schedule; (ii) the participant reaching normal retirement age or death; or (iii) a change in control of Emeritus.  The discretionary employer contribution must be approved by the Compensation Committee of the board of directors.  We estimate that employer contributions to the Deferred Plan will be $195,000 for the year ended December 31, 2010.  Employer contributions totalled $100,000 and $97,000 for the years ended December 31, 2009 and 2008, respectively.  Deferred Plan assets amounted to $2.9 million and $2.2 million at December 31, 2010 and 2009, respectively, and are stated as short-term investments in the Consolidated Balance Sheets with a corresponding balance in other long-term liabilities.

Note 11.	Commitments and Contingencies

Legal Proceedings

The Company is party to various legal proceedings, claims, and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of these matters is not expected to have a material effect on our financial position or results of operations.

Leases

At December 31, 2010, we leased office space for our executive offices and six of our regional offices.  We also leased 141 of our communities.  We account for the leases for the executive offices, all regional offices and 80 of the communities as operating leases and include them in the minimum lease payment schedule below.  The assisted living community leases are triple-net leases in which we pay all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance, in addition to the rent.  These leases expire from 2011 to 2025 and contain various extension options, ranging from five to 15 years.  The lease for our 77,000 square-foot executive offices in Seattle, Washington expires in September 2025.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 11.	Commitments and Contingencies - continued

Community lease expense under noncancelable operating leases was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Contractual operating lease expense	$99,020	$87,923	$70,971
Non-cash straight-line lease expense	14,635	18,866	9,903
Non-cash amortization of above/below market rents	8,635	9,684	9,978
Community leases expense	$122,290	$116,473	$90,852

Minimum future lease payments under noncancelable operating leases at December 31, 2010 are as follows (in thousands):

2011	$104,374
2012	107,749
2013	109,206
2014	110,846
2015	109,768
Thereafter	457,373
Total	$999,316

A number of operating leases, most of which were acquired by the Company in the 2008 HCP transaction, provide for additional lease payments computed as a percentage of revenues of the corresponding community, which are not included in the table above.  Additional community lease expense under these provisions was approximately $690,000, $572,000, and $471,000 for 2010, 2009, and 2008, respectively.

Minimum future lease payments under noncancelable capital leases and financing obligations, consisting of 61 communities at December 31, 2010, are as follows (in thousands):

2011	$61,658
2012	66,837
2013	73,726
2014	79,369
2015	84,588
Thereafter	776,915
Subtotal	1,143,093
Less imputed interest at rates ranging between 3.4% and 10.9%	(499,034)
Capital and financing lease obligations	644,059
Less current portion	14,262
Capital and financing lease obligations, less current portion	$629,797

Community interest expense under noncancelable capital leases and financing obligations was approximately $22.0 million, $14.0 million, and $23.5 million for 2010, 2009, and 2008, respectively.

Guarantee

Emeritus guarantees the mortgage debt payable to a bank by the Stow JV.  As of December 31, 2010, the loan balance was $8.1 million with variable rate interest at LIBOR plus 3.5%.  Emeritus and Wegman have each provided an unconditional guarantee of payment of this mortgage loan to the lender.  In the event that we would be required to repay this loan, we would be entitled to recoup 50.0% of such payment from Wegman.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 12.	Income Taxes

Our income tax benefit (provision) is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal	$652	$1,043	$–
State and local	110	(1,379)	(1,020)
Total current income tax benefit (provision)	762	(336)	(1,020)

Deferred - federal	–	–	–
Deferred - state and local	–	–	–
Total deferred income taxes	–	–	–
Total income tax benefit (provision)	$762	$(336)	$(1,020)

The benefit of (provision for) income taxes from continuing operations differs from the expected benefit (provision) computed by applying the U.S. federal statutory rate of 34.0% to loss from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax benefit at statutory rate	$19,625	$18,203	$32,908
State income tax, net of federal	1,761	2,739	1,349
Other differences	2,493	(3,219)	1,395
Change in valuation allowance	(23,117)	(18,059)	(36,672)
Total income tax benefit (provision)	$762	$(336)	$(1,020)

As of December 31, 2010, we had $205.4 million of federal net operating losses (“NOLs”) available to offset future taxable income, which expire from 2019 through 2030.

We acquired approximately $130.5 million of federal NOLs from our acquisition of Summerville in September 2007.  As of December 31, 2010, certain of these acquired NOLs are subject to an Internal Revenue Code Section 382 annual limitation in any year utilized.  As of December 31, 2010, we have NOL carryforwards for state tax purposes of approximately $123.3 million.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 12.	Income Taxes - continued

Deferred income tax assets and liabilities consist of the following (in thousands):
	December 31,
	2010	2009
Gross deferred tax liabilities:
Summerville intangibles	$(33,523)	$(37,966)
Lease expense	(51,433)	(38,666)
Depreciation and amortization	(215)	–
Total deferred tax liabilities	(85,171)	(76,632)

Gross deferred tax assets:
Net operating loss carryforwards	48,011	42,173
Fixed assets	21,685	22,440
Deferred gains on sale-leasebacks	2,250	3,278
Unearned rental income and deferred move-in fees	31,112	23,576
Vacation accrual	3,986	3,136
Health insurance accrual	2,966	2,283
Insurance accrual	11,360	8,349
Interest expense	37,436	28,633
Capital leases	16,633	6,946
Other	13,874	15,936
Total deferred tax assets	189,313	156,750
Less valuation allowance for deferred tax assets	(104,142)	(80,118)
Deferred tax assets, net	85,171	76,632
Total deferred taxes	$–	$–

For financial reporting purposes, we have established a valuation allowance due to the uncertainty of the realization of the net deferred tax assets.  The valuation allowance for deferred tax assets increased by approximately $24.0 million for the year ended December 31, 2010.  Of the total change in the valuation allowance, $23.1 million relates to changes, which impact the rate reconciliation.  The remaining $907,000 relates to purchase accounting adjustments, which impact goodwill.  When we determine that it is more likely than not that the deferred tax assets are realizable, we will reduce the valuation allowance accordingly.

Unrecognized tax benefits, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2009	$30,103
Net decrease in unrecognized tax benefits	(3,738)
Balance as of December 31, 2010	$26,365

Unrecognized tax benefits relate to an uncertain position that we took in 2008 in amended returns of Summerville, which increased Summerville’s NOLs.  We offset these NOLs in full by the unrecognized tax benefit.  The net decrease in unrecognized tax benefits for 2010 resulted primarily from the resolutions of certain contingencies.  Included in other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2010 is a $604,000 liability for the unrecognized tax benefits related to Summerville.

The tax years that remain open to examination by the taxing authorities are 2007 to 2010.  The NOLs from prior years are subject to adjustment under examination to the extent that they are not utilized in an open year.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 13.	Discontinued Operations

The following table shows the net losses from discontinued operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$1,345	$1,335	$2,043

Impairment charges/loss on sale included in net loss	$1,345	$1,234	$1,442

The net loss for 2010 represents the aggregate impairment losses and losses on the sales of three communities sold during 2010.  In 2009, we recorded an impairment charge of $1.2 million on one community sold in January 2010 and one community sold in January 2009.

During 2008, we recorded impairment charges on four communities totaling $1.4 million.  We sold two of these communities in May 2008, one in January 2009, and one in January 2010.  Loss from discontinued operations for 2008 includes losses from all four of these communities.

Revenues and expenses related to any and all of these communities were not material to the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008.

Note 14.	Fair Value Measurements

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Assets
Investment securities - trading	$2,874	$–	$–	$2,874
Investment securities - available-for-sale	2,708	–	–	2,708

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

In the fourth quarter of 2008, we determined that our investment in securities available for sale was impaired and that the decline in fair value was other-than-temporary.  As a result, we recorded a loss of $1.7 million, which was based on the closing price of the stock on December 31, 2008 (Level 1 input), and is included in “Other, net” in the 2008 Consolidated Statement of Operations.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, short-term borrowings, accounts payable, and long-term debt.  The fair value of these financial instruments as of December 31, 2010 and 2009, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,378,954	$1,375,011	$1,396,412	$1,383,632

We estimated the fair value of debt obligations for 2010 and 2009 using discounted cash flows based on our assumed incremental borrowing rate of 8.0% for unsecured borrowings and 6.6% for secured borrowings.

Impairment of Long-Lived Assets

During 2010, 2009, and 2008, we recorded impairment losses of $721,000, $7.5 million and $11.6 million, respectively, related to communities and executive houses that were sold or previously held for sale (see Note 4, 2009 Real Estate Purchase).  Of these losses, $559,000, $1.2 million and $1.4 million are included in discontinued operations in the Consolidated Statement of Operations in 2010, 2009, and 2008, respectively.  We determined the fair value of these properties based on a weighted average of preliminary offers from prospective purchasers and the income capitalization approach (Level 3 input).  The fair value measurement is based on the value indicated by current market expectations regarding future estimated cash inflows and outflows and applying a capitalization rate to net operating income using a rate commensurate with the inherent risk associated with the assets and related estimated cash flow streams.  The estimated future cash flows are affected by factors that include our ability to maintain or improve occupancy levels, increases in average revenue rates to levels that cover all operating expenses and maintains or improves operating income, and applied capitalization rates, which ranged from 8.5% to 10.5%.

The following table summarizes our impairment losses by category in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Operating income (loss) from continuing operations	$–	$6,308	$10,176
Net other expense	162	–	1,742
Loss from discontinued operations	559	1,234	1,442
	$721	$7,542	$13,360

Note 15.	Liquidity

As of December 31, 2010, we have a working capital deficit of $17.7 million.  We are able to operate in the position of a working capital deficit because revenues are collected more quickly, often in advance, than obligations are required to be paid.  This can result in a low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit includes a $15.8 million deferred tax asset and, as part of current liabilities, $35.6 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $51.3 million and $210.6 million in final payments of principal on long-term debt maturing in 2011 and 2012, respectively.

For 2010, 2009, and 2008, we reported net cash provided by operating activities in our Consolidated Statements of Cash Flows of $83.7 million, $64.0 million, and $62.5 million, respectively.  However, the cash flows have not

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 15.	Liquidity - continued

always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available timely or at all, or on terms attractive to us.

In November 2010, we sold an aggregate of 4,575,000 shares of Emeritus common stock for net proceeds of $80.3 million after issuance costs (see Note 7, Shareholders’ Equity).  We used part of these proceeds to pay off two loans to one lender in the amount of $14.0 million.  In addition, during 2010, we refinanced or extended approximately $85.5 million of other long-term debt obligations.  During 2009 and 2008, we refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019 (see Note 6, Long-Term Debt and Line of Credit).  Final payments of principal on long-term debt maturing in 2011 and 2012 are $51.3 million and $210.6 million, respectively, which will need to be repaid or refinanced.

Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.  As of December 31, 2010, we were in violation of a financial covenant on one mortgage loan with a balance as of December 31, 2010 of $2.7 million.  We have obtained a waiver of this violation from the lender.  This loan matures in May 2011.

We believe that we will be able to generate sufficient cash flows to support our operating activities and will have adequate sources of cash for all necessary investing and financing activities, including required debt service and capital expenditures, for at least the next twelve months.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 16.	Quarterly Results (Unaudited)

	(In thousands, except per share data)

2010	Q1	Q2	Q3	Q4
Total operating revenue (a)	$234,204	$239,131	$249,964	$283,766
Income from operations (a)	12,494	13,890	14,419	18,813
Other expense (a) (b)	(26,356)	(26,758)	(27,438)	(36,323)
Loss from continuing operations before income taxes	(13,862)	(12,868)	(13,019)	(17,510)
Benefit of (provision for) income taxes (c)	(319)	(326)	(326)	1,733
Income (loss) from discontinued operations	(221)	(949)	(559)	384
Net loss	(14,402)	(14,143)	(13,904)	(15,393)
Net loss attributable to the noncontrolling interest	191	226	229	237
Net loss attributable to Emeritus Corporation common shareholders	$(14,211)	$(13,917)	$(13,675)	$(15,156)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.35)	$(0.33)	$(0.34)	$(0.37)
Discontinued operations	(0.01)	(0.02)	(0.01)	0.01
	$(0.36)	$(0.35)	$(0.35)	$(0.36)

2009	Q1	Q2	Q3	Q4
Total operating revenue	$221,097	$222,227	$225,788	$229,620
Income from operations (d)	10,377	17,712	11,476	9,301
Other expense	(25,128)	(24,769)	(26,018)	(26,098)
Loss from continuing operations before income taxes	(14,751)	(7,057)	(14,542)	(16,797)
Benefit of (provision for) income taxes	(270)	(270)	(360)	564
Income (loss) from discontinued operations (e)	(74)	23	(1,319)	35
Net loss	(15,095)	(7,304)	(16,221)	(16,198)
Net loss attributable to the noncontrolling interest	214	229	232	268
Net loss attributable to Emeritus Corporation common shareholders	$(14,881)	$(7,075)	$(15,989)	$(15,930)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.38)	$(0.18)	$(0.38)	$(0.41)
Discontinued operations	–	–	(0.03)	–
	$(0.38)	$(0.18)	$(0.41)	$(0.41)

Note: The sum of quarterly per share data in any given year may not equal the reported annual per share total.

(a) Reflects the acquisition of 30 new communities in the fourth quarter.
(b) Includes a loss on lease termination of $2.4 million in the fourth quarter.
(c) Includes a $2.0 million tax benefit recorded in the fourth quarter, of which $1.8 million relates to periods prior to the fourth quarter and $1.3 million relates to periods prior to 2010.
(d) Includes impairment losses of $1.1 million, $624,000, and $4.6 million in Q1, Q3, and Q4, respectively.
(e) Includes an impairment loss of $1.2 million in the third quarter.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009, and 2008

Note 17.	Subsequent Events

In January 2011, we paid off two loans held by affiliates of Mr. Baty, one in the amount of $2.0 million (see Note 4, 2009 Trace Point Acquisition) and one in the amount of $1.2 million (see Note 4, 2009 College Park Acquisition).  Each of the loans bore interest at 6.5% and both were due to mature in 2014.

On January 31, 2011, we purchased a 126-unit assisted living and memory care community located in Mesa, Arizona for $12.9 million.  The purchase was financed with a three-year, $10.0 million mortgage loan with the balance paid in cash.  Monthly payments on the loan are based on a 25-year amortization with interest at LIBOR plus 5.0% with a LIBOR floor of 1.0%.

On February 11, 2011, we entered into an agreement with Mr. Baty (the “Buy Out”) to purchase his rights related to six of 18 communities included in the cash flow sharing agreement between Emeritus and Mr. Baty (see Note 8, Related-Party Agreements).  Three of the six communities in the Buy Out are owned by our 50/50 consolidated joint venture with Mr. Baty (see Note 4, 2008 HCN Asset Acquisition), and the Buy Out also includes our purchase of Mr. Baty’s equity interest in these three communities.  We paid to Mr. Baty a total of $10.3 million in cash under the terms of the Buy Out, which was based on predetermined formulas in the joint venture agreement and the CFSA.

INDEX TO EXHIBITS
Exhibit
Number		Description		Footnote

3.1		Restated Articles of Incorporation of registrant as of September 14, 2009.		(37)
3.2		Amended and Restated Bylaws of registrant.		(37)
4.2		Form of Indenture for Debt Securities (Exhibit 4.1).		(45)
4.3		Form of Indenture for Subordinated Debt Securities (Exhibit 4.2).		(45)
4.4		Form of Indenture for Convertible Debt Securities (Exhibit 4.3).		(45)
4.5		Form of Indenture for Convertible Subordinated Debt Securities (Exhibit 4.4).		(45)
4.6		Form of Form of Debt Securities (Exhibit 4.5).		(45)
4.7		Form of Subordinated Debt Securities (Exhibit 4.6).		(45)
4.8		Form of Convertible Debt Securities (Exhibit 4.7).		(45)
4.9		Form of Convertible Subordinated Debt Securities (Exhibit 4.8).		(45)
10.1	*	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(7)
		(Appendix A).
10.2	*	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through		(41)
		April 2, 2010) (Appendix B).
10.3	*	2009 Employee Stock Purchase Plan (Appendix A).		(31)
10.4	*	2006 Equity Incentive Plan. (Exhibit to Definitive Proxy Statement Appendix A)		(41)
		10.4.1	Form of Option Agreement for grants made pursuant to the 2006 Equity Incentive Plan.	(34)
10.5	*	Nonqualified Deferred Compensation Plan.		(39)
10.6	*	Noncompetition Agreements between Registrant and Executive Officers.
		10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R.	(1)
			Brandstrom (Exhibit 10.4.2).
		10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant	(5)
			and Raymond R. Brandstrom (Exhibit 10.1.2).
		10.6.5	Noncompetition Agreement dated April 10, 2009 between registrant	(36)
			and Granger Cobb.
		10.6.6	Noncompetition Agreement dated May 21, 2009 between registrant	(36)
			and Budgie Amparo.
		10.6.7	Noncompetition Agreement dated November 20, 2009 between registrant	(39)
			and Rob Bateman.
10.7	*	Executive Separations Agreements.
		10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr. (Exhibit 10.15.1).	(21)
10.8		Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(2)
		10.8.1	Office Lease dated June 29, 2010 between Selig Holdings Company as lessor, and registrant, as lessee.	(46)
10.9	*	Executive Employment Agreements.
		10.9.1	Employment Agreement by and between Granger Cobb and Emeritus Corporation, dated	(26)
			August 31, 2007.
		10.9.2	Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr.,	(38)
			effective January 1, 2010 (EX-10.1).
		10.9.3	First Amendment to Employment Agreement between Emeritus Corporation and Raymond R.	(46)
			Brandstrom Jr., effective June 23, 2010.
		10.9.4	Employment Agreement between Emeritus Corporation and Daniel R. Baty	(49)
			dated January 19, 2011.

Exhibit
Number	Description		Footnote
10.20	Agreements with Saratoga Partners IV, L.P. and Affiliates.
	10.20.21	Shareholders Agreement dated as of December 30, 1999 among registrant, Daniel R. Baty,	(6)
		B.F., Limited Partnership and Saratoga Partners IV, L.P., Saratoga Management Company
		LLC and Saratoga Coinvestment IV LLC (Exhibit 4.3).
	10.20.22	Registration Rights Agreement dated as of December 30, 1999 among registrant and Saratoga	(6)
		Partners IV, L.P., Saratoga Management Company LLC and Saratoga Coinvestment IV LLC
		(Exhibit 4.4).
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its	(22)
		shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1).
	10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant,	(22)
		certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
		(Exhibit 10.1).
	10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its	(22)
		shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2).
	10.22.4	Amendment to Registration Rights Agreement dated March 31, 2010 among registrant, certain	(40)
		of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).
	10.22.5	First Amendment to Amended and Restated Shareholders Agreement effective April 30, 2010	(46)
		among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
10.23	Documents Relating to Debt Financing with Health Care REIT, Inc. & Summerville Senior Living, Inc.
	10.23.1	Promissory Note for Senior Living Properties, LLC dated March 1, 2007 payable to Health	(27)
		Care REIT, Inc.
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living,
	Inc. for 23 communities.
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property	(27)
		Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior
		Living for 10 properties.
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities.	(27)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities.	(27)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities.	(27)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility	(27)
		and capital additions.
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities.	(27)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility.	(27)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities.	(27)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07.
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities	(27)
		from lease.
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living
	for six communities.
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries	(27)
		of Summerville Senior Living for 3 properties dated 10-2-06.
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens.	(27)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities.	(27)
	10.26.4	Third Amendment to NHP Master Lease dated 10-22-08 by and between Emeritus Corporation and	(51)
		Nationwide Health Properties, Inc
	10.26.5	Fourth Amendment to NHP Master Lease dated 11-01-10 by and among Nationwide Health Properties,	(51)
		Inc., NHP McClain LLC, as Landlord and certain subsidiaries of Summerville Senior Living, as Tenant,
		and Emeritus Corporation as Guarantor

Exhibit
Number	Description		Footnote
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living
	for four Indiana communities.
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and	(28)
		Summerville Senior Living dated 10-01-04.
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04.	(28)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04.	(28)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06.	(28)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07.	(28)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04.	(28)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06.	(28)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07.	(28)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07.	(28)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04.	(28)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
	for four California communities.
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry	(28)
		Agam and Pacifica Manor, Inc.
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale,	(28)
		Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam	(28)
		and Pacifica Manor, Inc.
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam,	(28)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam	(28)
		and Pacifica Manor, Inc.
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam,	(28)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC	(28)
	10.28.8	Amended and Restated Lease Agreement dated October 15, 2010 by and between Alhambra Royale,	(48)
		and Summerville at COBBCO Inc.
	10.28.9	Amended and Restated Lease Agreement dated October 15, 2010 by and between Chatsworth Royale	(48)
		and Summerville at COBBCO Inc.
	10.28.10	Amended to Lease and Consent Agreement dated October 15, 2010 by and between Clairemont Royale LP	(48)
		and Summerville at COBBCO Inc.
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living
	for two California communities.
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville	(28)
		at COBBCO for Orange.
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville	(28)
		at COBBCO for Casa Whittier.
10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC
	for two communities.
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for	(27)
		Villa Colima in California.
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for	(27)
		Regency Residence in Florida.

Exhibit
Number	Description		Footnote
10.32	Documents related to Leases between Casa Glendale Partners and Summerville at COBBCO, Inc.
	for one community.
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services	(27)
		Corporation dated 4-1-91 for Casa Glendale community.
	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor	(27)
		interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services
		Management Corp and Summerville at COBBCO, Inc. dated 6-1-99.
10.33	Documents related to Leases between Sokol Enterprises and Grand Cypress Residential Care Corporation
	for two communities.
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation	(27)
		dated 7-1-96 for Tarzana Place.
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress	(27)
		Residential Care Corporation dated 8-2-96.
10.34	Documents related to Leases between Vintage Investors and Summerville (COBBCO)
	for one community
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for	(27)
		Villa del Rey Community.
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term	(27)
10.35	Documents related to Leases between Mission/Felson Partners, LP and Summerville (COBBCO)
	for one community.
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville	(27)
		(COBBCO) dated 7-3-97 for Landmark Villa.
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04.	(27)
10.36	Documents related to Leases between Dale E. Patterson and Summerville (COBBCO)
	for one community.
	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO)	(27)
		dated 10-1-97 for Garden Manor.
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07	(27)
10.37	Documents related to Leases between Cox, West, and Fischer and Summerville (COBBCO)
	for one community.
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO)	(27)
		dated 10-1-97 for Villa de Anza.
10.38	Documents related to Leases between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc
	for one community.
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc	(27)
		dated 4-21-98 for Potomac Community.
10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville
	at Harden Ranch for 1 community.
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and	(27)
		Summerville at Harden Ranch dated 3-31-04 for Harden Ranch.
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC,
	Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1
	LLC for 1 community.
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC,	(27)
		Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and
		Summerville 1 LLC dated 9-1-04 for Woodward Community.
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO
	for 1 community.
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and	(27)
		COBBCO for Creekside Lodge.

Exhibit
Number	Description		Footnote
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities.
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living,	(27)
		LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton
		Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC
		dated 3-31-06.
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at	(27)
		Golden Pond.
	10.42.3	Third Amended and Restated Master Lease Agreement dated July 25, 2008 by Ventas Realty, LP	(34)
		and Ventas Framingham, LLC as landlord and Summerville 3,5,14,15,16,17,SW Assisted Living,
		Summerville at Mentor, Heritage Place, Atherton Court, Barrington Court, Roseville Gardens
		and Golden Pond LLC.
10.44	Documents related to Lease between Ventas Fairwood, LLC and Summerville for 1 community.
	10.44.1	Master Lease Agreement by Ventas Fairwood, LLC and Summerville at Fairwood Manor, LLC	(27)
		dated 1-31-05 for Fairwood Manor.
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community.
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated	(27)
		4-14-05 for Whitehall Estates.
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post	(4)
		Partnership (Exhibit 10.3).
	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and	(4)
		Painted Post Partnership (Exhibit 10.4).
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted	(3)
		Post Partners, as operator (Exhibit 10.4.2).
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between	(4)
		registrant and Painted Post Partners (Exhibit 10.1).
10.55	Documents Relating to Leases of with Health Care REIT, Inc. and Loan from Healthcare Realty Trust
	Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health	(8)
		Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant
		(Exhibit 10.53.13).
	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005	(15)
		between Health Care REIT, Inc., and related entities, collectively as landlord, and the
		registrant, as tenant (Exhibit 10.53.23).
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare	(13)
		Realty Trust Incorporated and registrant (Exhibit 10.1).
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal	(13)
		amount of $21,426,000 payable to Healthcare Realty Trust Incorporated (Exhibit 10.2).
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare	(13)
		Realty Trust Incorporated (Exhibit 10.4).
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated,	(13)
		Health Care REIT, Inc. and registrant (Exhibit 10.3).
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and	(9)
		Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as
		trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as
		beneficiary (Exhibit 10.53.16).
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Park Club of Fort Meyers.
	10.55.09	Second Amendment to Amended and Restated Master Lease Agreement dated June 30, 2008	(32)
		between Health Care REIT, Inc and related entities, collectively as landlord and Emeritus
		Corporation, as Tenant.

Exhibit
Number	Description		Footnote
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc.	(9)
		subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee
		(Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6).
	10.56.10	Master Lease Agreement (Master Lease #3) dated June 10, 2009 by and among Health Care	(39)
		Realty, Inc., and certain of its subsidiaries, and Emeritus Corporation.
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors
	(24 Communities) Dated 2007.
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among	(20)
		registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller,
		and Fretus Investors LLC, as company (Exhibit 10.72.2).
	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability	(20)
		companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender
		(Exhibit 10.72.3).
	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of	(20)
		$132 million payable to Capmark Bank (Exhibit 10.72.5).
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008 among 23	(32)
		limited liability companies and limited partnerships, collectively as borrower, and Capmark
		Bank, as lender.
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008 in the	(32)
		principal amount of $16.8 million payable to Capmark Bank.
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated	(32)
		April 25, 2008 among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors
		Chandler LLC. Representative example of 18 communities which in total equal $129 million.
	10.57.10	Multifamily Note dated April 25, 2008 between Fretus Investors Chandler LLC and	(32)
		Capmark Bank. Representative example of 18 communities which in total equal $129 million.
	10.57.11	Second Amendment to Loan Agreement (Amended and Restated) dated December 31, 2008	(35)
		by and among Fretus Investors El Paso LP, as borrower, and Capmark Bank, as lender.
	10.57.12	The First Amendment to Promissory Note (Amended and Restated) of borrower dated	(35)
		December 31, 2008 in the principal amount of $16.8 million payable to Capmark Bank.
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and		(11)
	ESC –Silverdale,LLC, as lessee (1 Community) (Exhibit 10.76.1).
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities).
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS	(10)
		Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc.,
		as purchaser, relating to the purchase of three assisted living communities (Exhibit 10.77.4).
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $5.31 million.
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.31 million	(32)
		between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc.
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $14.475 million	(32)
		between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc.
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.586 million	(32)
		between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc.

Exhibit
Number	Description		Footnote
	10.59.11	Loan Agreement dated April 25, 2008 by and between Emerikeyt Fairways of Augusta LLC	(32)
		and Keybank National Association for $4,087,500.
	10.59.12	Loan Agreement dated April 25, 2008 by and between Emerikeyt Lo of Broadmoor LLC	(32)
		and Keybank National Association for $9,250,000.
	10.59.13	Promissory Note dated April 25, 2008 Emerikeyt Fairways of Augusta LLC payable to	(32)
		Keybank National Association for principal amount of $4,087,500.
	10.59.14	Promissory Note dated April 25, 2008 Emerikeyt Lo of Broadmoor LLC payable to	(32)
		Keybank National Association for principal amount of $9,250,000.
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and	(12)
		related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living
		communities (Exhibit 10.83.1).
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty	(12)
		in favor of Health Care REIT, Inc. and related entities (Exhibit 10.83.2).
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash	(12)
		flow sharing (Exhibit 10.83.3).
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC,	(14)
		as lessor, and registrant, as lessee, relating to one assisted living community
		(Exhibit 10.83.6).
	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as	(16)
		lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.7).
	10.61.06	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Pavilion at Crossing Point, Orlando FL.
	10.61.07	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Springtree, Sunrise, FL.
	10.61.08	Agreement dated February 11, 2011 between Emeritus Corporation, Summerville Senior Living, Inc.,	(50)
		Batus, LLC, and Daniel R. Baty relating to cash flow sharing (Buy Out Option).
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation (4 Communities).
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser,	(17)
		and three entities, as sellers (Exhibits 10.86.1, 10.86.2 and 10.86.3).
	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC,	(19)
		as seller, and ESC-Arbor Place, LLC, as purchaser (Exhibit 10.87.2).
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and	(18)
		General Electric Capital Corporation and other financial institutions, collectively as lender,
		relating to one assisted living community (Exhibit 10.87.1).
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of	(24)
		$8,000,000 payable to General Electric Capital Corporation.
	10.62.07	Second Amendment to Loan Agreement dated December 31, 2008 between ESC Arbor Place,	(35)
		LLC, as borrower, and General Electric Capital Corporation as lender.
10.63	Documents Relating to Joint Venture with Blackstone Group (22 BREA Communities).
	10.63.01	Amended and Restated Limited Liability Company Agreement of BREA Emeritus, LLC dated	(20)
		December 1, 2006 between registrant and BREA 806 LLC (Exhibit 10.100.1).
	10.63.02	Purchase and Sale Agreement dated October 2006 between PITA General Corporation, AHC	(20)
		Tenant, Inc. and related entities, collectively as seller, and BREA Emeritus, LLC, as buyer
		(Exhibit 10.100.2).
	10.63.03	Amended and Restated Credit Agreement dated December 11, 2006 among BREA Emeritus,	(20)
		LLC and related entities, collectively as borrowers, various financial institutions named
		therein, collectively as lenders, and General Electric Capital Corporation and related entities,
		as agents for the financial institutions (Exhibit 10.100.3).
	10.63.04	Representative Management Agreement dated December 1, 2006 among entities related to	(20)
		BREA Emeritus, LLC, as owner and licensee, and registrant, as manager (Exhibit 10.100.4).

Exhibit
Number	Description		Footnote
10.64	Documents Relating to the Purchase of Communities from Healthcare Realty Trust, Inc.
	(12 Communities) Dated 2007.
	10.64.01	Agreement of Sale and Purchase dated March 7, 2007 between Healthcare Realty Trust, Inc.	(21)
		and related entities, as sellers, and a subsidiary of registrant (Exhibit 10.12.1).
	10.64.02	Loan Agreement dated March 15, 2007 between subsidiary entities of registrant, as	(21)
		borrowers, and Capmark Bank, as lender, relating to a loan of $88 million (Exhibit 10.12.2).
	10.64.03	Promissory Note dated March 15, 2007 in the principal amount of $88 million payable to	(21)
		Capmark Bank (Exhibit 10.12.4).
	10.64.06	Assignment and Assumption of Loan and Loan Documents dated March 15, 2007 between	(21)
		Healthcare Realty Trust Inc. and Columbia Pacific Opportunity Fund, LP. (Exhibit 10.12.6).
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc.
	(9 Communities) Dated 2007.
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between	(21)
		Health Care Properties Investors Trust, as seller, and registrant, as buyer (Exhibit 10.14.1).
	10.65.2	Loan Agreement dated March 26, 2007 between certain subsidiaries of registrant, as	(21)
		borrowers, and Capmark Bank, as lender (Exhibit 10.14.2).
	10.65.21	First Amendment to Loan Agreement dated June 30, 2009 between certain subsidiaries of	(37)
		registrant, as borrowers, and Capmark Bank, as lender for the principal amount of $23.6 million.
	10.65.22	Second Amendment to Loan Agreement dated June 30, 2009 between certain subsidiaries of	(37)
		registrant, as borrowers, and Capmark Bank, as lender for the principal amount of $23.6 million.
	10.65.3	Promissory Note of Emeri-Sky dated March 26, 2007 in the principal amount of $13.12 million	(21)
		payable to Capmark Bank (Exhibit 10.14.3).
	10.65.31	First Amendment to Promissory Note of Emeri-Sky dated June 30, 2009.	(37)
		in the principal amount of $13.12 million payable to Capmark Bank.
	10.65.4	Promissory Note of Emeriville SC LLC dated March 26, 2007 in the principal amount of $6	(21)
		million payable to Capmark Bank (Exhibit 10.14.4).
	10.65.41	First Amendment to Promissory Note of Emeriville SC LLC dated June 30, 2009	(37)
		in the principal amount of $6 million payable to Capmark Bank.
	10.65.5	Promissory Note of Emeripark SC LLC dated March 26, 2007 in the principal amount of $4.48	(21)
		million payable to Capmark Bank (Exhibit 10.14.5).
	10.65.51	First Amendment Promissory Note of Emeripark SC LLC dated June 30, 2009	(37)
		in the principal amount of $4.48 million payable to Capmark Bank.
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number
	Four , LLC (9 Communities) Dated 2007.
	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number	(23)
		One thru Number Four , LLC, and Emeritus Corporation.
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement	(27)
		dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage
		Capital, Inc. Agreement represents an example of three communities agreements.
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse,	(27)
		LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of
		three communities agreements.
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement	(27)
		dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc.
		Agreement represents an example of three communities agreements.
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(27)
		August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc.
		represents an example of three communities agreements.
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC,	(27)
		and Red Mortgage Capital, Inc. Agreement represents an example of six communities.

Exhibit
Number	Description		Footnote
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	(40 Communities) Dated 2007.
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust,	(25)
		Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of
		Florida, LLC, and Emeritus Corporation.
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between	(27)
		HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding
		LP and Emeritus Corporation.
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Boise, ID).
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Cedar Rapids).
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Escondido Ca, Puyallup, WA).
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings	(27)
		(EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown,
		Lewiston, & Stockton).
	10.67.07	Purchase and Sale Agreement dated July 31, 2007 by and between HCP AL of Florida, LLC. and	(27)
		Emeritus Corporation as Buyer (Venice, Lakeland & New Port Richey).
	10.67.08	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Phoenix).
	10.67.09	Loan Agreement dated August 15, 2007 by and among the 4 Delaware LLC or LP and Capmark	(27)
		Bank (Everett, Phoenix, San Antonio, Walla Walla), Loan 1.
	10.67.10	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $26.2	(27)
		million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San Antonio AO LP,
		and Walla Walla).
	10.67.11	Loan Agreement dated August 15, 2007 by and among the 8 Delaware LLC or LP and Capmark	(27)
		Bank. (New Port Richey, Venice, Dover, Altamonte, Stockton, Cambria, El Paso, Dallas), Loan 2.
	10.67.12	Promissory note of 4 Delaware LLC dated August 15, 2007 in principal amount of $49.8	(27)
		million payable to Capmark Bank, (Emerichip New Port Richey, Venice, Dover, Altamonte,
		Stockton, Cambria, El Paso, Dallas and Walla Walla).
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(27)
		August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates).
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between	(27)
		Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates).
	10.67.15	First Amendment to Promissory note of 4 Delaware LLC dated December 31, 2008 in principal amount	(35)
		of $26.2 million payable to Capmark Bank, (Emerichip Everett LLC, Phoenix LLC, San Antonio AO LP,
		and Walla Walla).
	10.67.16	First Amendment to Promissory note of 4 Delaware LLC dated December 31, 2008 in principal	(35)
		amount of $42.2 million payable to Capmark Bank, (Emerichip New Port Richey, Venice,
		Altamonte, Stockton, Cambria, El Paso, and Dallas).
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc.
	(3 Communities) Dated 2007.
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise,	(27)
		subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender.
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal	(27)
		amount of $19.6 million payable to General Electric Capital Corporation.

Exhibit
Number	Description		Footnote
10.69	Documents Relating to the Credit Agreement with Wells Fargo Bank, National Association Dated 2008.
	10.69.01	Credit Agreement dated January 17, 2008 and entered into effective February 8, 2008 by and	(29)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
	10.69.03	First Amendment to Credit Agreement dated February 16, 2009 by and	(35)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
	10.69.04	Revolving Line of Credit Promissory Note dated June 30, 2009 in the principal	(36)
		amount of $25 million payable to Wells Fargo Bank, National Association.
	10.69.05	Second Amendment to Credit Agreement dated March 4, 2009 by and	(36)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
	10.69.06	Third Amendment to Credit Agreement dated March 4, 2009 by and	(36)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
	10.69.07	Revolving Line of Credit Promissory Note dated July 1, 2010 in the principal	(48)
		amount of $25.0 million payable to Wells Fargo Bank, National Association.
	10.69.08	Fourth Amendment to Credit Agreement dated July 1, 2010 by and	(48)
		between Emeritus Corporation and Wells Fargo Bank, National Association.
10.70	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities) Dated 2008.
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties,	(30)
		Inc. (NHP) and its affiliated signatories and Emeritus Corporation.
	10.70.02	First Amendment to Purchase Sale Agreement dated March 25, 2008 by and among Nationwide	(31)
		Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.
	10.70.03	Master Credit Facility Agreement dated April 1, 2008 by and among Borrowers signatory hereto	(31)
		and Capmark Finance, Inc.
	10.70.04	Master Promissory Note dated April 1, 2008 in the principal amount of $241,889,868. payable to	(31)
		Capmark Bank.
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008 in the principal	(31)
		amount of $30 million payable to Nationwide Health Properties, Inc.
	10.70.06	Promissory Note of Emeritus Corporation dated April 1, 2008 in the principal	(32)
		amount of $8 million payable to Capmark Bank.
	10.70.07	First Amendment to the Promissory Note of Emeritus Corporation dated May 1, 2009	(36)
		in the principal amount of $8 million payable to Capmark Bank (for PHNTUS LO Joliet SCU LLC).
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc.
	(29 Communities) Dated 2008.
	10.71.01	Asset Purchase Agreement dated June 9,2008 by Emeritus Corporation and Health Care REIT,	(32)
		Inc. together with the affiliates of HCN.
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008 by and between	(32)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement Effective	(32)
		June 30, 2008 between Emeritol Woods at Eddy Pond LLC and KeyCorp Real Estate Capital
		Markets, Inc. a representative example of 18 communities which in total equal $163.2 million.
	10.71.04	Freddie Mac Multifamily Note Effective June 30, 2008, EMERITOL WOODS AT EDDY	(32)
		POND LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL
		MARKETS, INC. a representative example of 18 communities which in total equal $163.2 million.
	10.71.05	Promissory Note Dated June 30, 2008 in the principal amount of $50.0 million payable to	(32)
		Health Care Reit, Inc.
	10.71.06	Second Amendment to the Asset Purchase Agreement dated October 16, 2008 by and between	(34)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.07	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(34)
		Filing Effective October, 2008 by Emeritol Eastman Estates LLC to Rebecca S. Conrad, ESQ
		for the benefit of KeyCorp Real Estate Capital Markets, Inc. a representative example of 5
		communities which in total equal $29 million.

Exhibit
Number	Description		Footnote
	10.71.08	Freddie Mac Multifamily Note Effective October 16, 2008, Emeritol Eastman Estates LLC	(34)
		promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.a representative example
		of 5 communities which in total equal $29 million.
	10.71.09	Loan Agreement dated October 17, 2008 by and between Emeritol Dowlen Oaks LLC, Saddleridge	(34)
		Lodge LLC, Seville Estates LLC as borrowers and Keybank National Association as Lender
		for $17.595 million.
	10.71.10	Loan Agreement dated October 17, 2008 by and between Emeritol Stonecreek Lodge LLC,	(34)
		Meadowbrook LLC, as borrowers and Keybank National Association as Lender for $9.8 million.
	10.71.11	LLC Agreement of Batus, LLC a Delaware LLC Effective October 15, 2008.	(34)
	10.71.12	Guaranty dated October 17, 2008 given by Emeritus Corporation to and for the Benefit of Keybank	(34)
		for $17.6 million loan.
	10.71.13	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(39)
		Filing Effective November 12, 2009 by Emeritol Saddleridge Lodge LLC to Rebecca S. Conrad,
		ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $6.442 million.
	10.71.14	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Saddleridge Lodge LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $6.442 million.
	10.71.15	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(39)
		Filing Effective November 12, 2009 by Emeritol Seville Estates LLC to Rebecca S. Conrad,
		ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $2.158 million.
	10.71.16	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Seville Estates LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $2.158 million.
	10.71.17	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, and Security Agreement	(39)
		Effective November 12, 2009 by Emeritol Meadowbrook LLC to Chicago Title Insurance,
		for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $3.731 million.
	10.71.18	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Meadowbrook LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $3.731 million.
	10.71.19	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Dowlen Oaks LLC,	(39)
		as borrower, Keybank National Association as Lender, Emeritus Corporation and Daniel R. Baty
		jointly and severally as Guarantor for $6.96 million.
	10.71.20	Amended and Restated Promissory Note of Emeritol Dowlen Oaks LLC dated November 12, 2009	(39)
		Promises to pay Keybank National Association the principal amount of $6.96 million.
	10.71.21	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Stonecreek	(39)
		Lodge LLC as borrower, Keybank National Association as Lender, and Emeritus Corporation
		as Guarantor for the principal amount of $7.2075 million.
	10.71.22	Amended and Restated Promissory Note of Emeritol Stonecreek Lodge LLC dated November 12,	(39)
		2009 promises to pay Keybank National Association the principal amount of $7.2075 million.
	10.71.23	First Amended and Restated Promissory Note Dated July 9, 2010 in the principal amount of $50.0	(46)
		million payable to Health Care Reit, Inc.
	10.71.24	Fannie Mae Multifamily Deed of Trust, Assignment of Rents and Security Agreement and	(47)
		Fixture Filing effective November 1, 2010 between Emeritol Dowlen Oaks LLC and
		KeyCorp Real Estate Capital Markets, Inc.
	10.71.25	Fanny Mae Multifamily Note of Emeritol Dowlen Oaks LLC effective November 1, 2010	(47)
		in the principal amount of $4.475 million payable to KeyCorp Real Estate Capital Markets, Inc.

Exhibit
Number	Description		Footnote
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP.
	(5 Communities) Dated 2008.
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence.
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Golden Pond Assisted Living.
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Brighton.
	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Lake Mary.
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Mentor.
	10.72.06	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture	(34)
		Filing Effective December 19, 2008 by Emerivent Atherton Court Inc to First American Title
		Insurance Company for the benefit of Capmark Bank.
	10.72.07	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(34)
		December 19, 2008 between Emerivent Mentor LLC and Capmark Bank.
	10.72.08	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(34)
		December 19, 2008 between Emerivent Lake Mary LLC and Capmark Bank.
	10.72.09	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Atherton Court jointly	(34)
		and severally promises to pay $5.351 million to Capmark Bank.
	10.72.10	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Mentor jointly	(34)
		and severally promises to pay $15.4 million to Capmark Bank.
	10.72.11	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Lake Mary jointly	(34)
		and severally promises to pay $5.17 million to Capmark Bank.
	10.72.12	Loan Agreement by and among Emerivent Bradenton, Emerivent Brighton and Capmark	(34)
		dated December 19, 2008 for $19.7 million.
	10.72.13	Promissory Note of Emerivent Bradenton LLC dated December 19, 2008 in the principal	(34)
		amount of $5.1 million payable to Capmark Bank.
	10.72.14	Promissory Note of Emerivent Brighton LLC dated December 19, 2008 in the principal	(34)
		amount of $14.6 million payable to Capmark Bank.
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP")
	(11 Communities) Dated 2008.
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP	(33)
		(collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.02	First Amendment to Master Lease and Security Agreement dated October 20, 2008 between	(34)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.03	Second Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(34)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.04	Third Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(35)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.06	Fifth Amendment to Master Lease and Security Agreement dated February 15, 2009 between	(42)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (12 communities).
10.74	Documents Relating to the Lease of Communities from BV Holding-LTC, Inc.
	(12 Communities) Dated 2008.
	10.74.01	Master Lease agreement dated November 18, 2008 between BV Holding_LTC, Inc.	(34)
		and Emeritus Corporation (2 communities).

Exhibit
Number	Description		Footnote
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc.
	Dated 2008.
	10.75.01	Second Amendment to Loan Agreement dated March 3, 2008 between with NHP	(35)
		and Emeritus Corporation (2 communities).
	10.75.02	Third Amendment to Loan Agreement dated October 22, 2008 between NHP	(35)
		and Emeritus Corporation.
	10.75.03	Fourth Amendment to Loan Agreement dated November 1, 2010 between NHP	(47)
		and Emeritus Corporation.
	10.75.04	Amended and Restated Promissory Note of Emeritus Corporation dated November 1, 2010,	(47)
		in the principal amount of $30.0 million payable to Nationwide Health Properties, Inc.
10.76	Documents Relating to Debt Financing with Capmark Bank (7 communities)
	Dated 2008.
	10.76.01	Freddie Mac Multifamily Mortgage, Security, Assignment of Rents and Security Agreement	(35)
		dated December 30, 2008 between EMERICHIP Dover, LLC and Capmark Bank.
		Representative example of 7 communities which in total equal $36.3 million.
10.77	Documents Relating to the Lease of Communities with National Health Investors (8 communities)
	Dated 2009.
	10.77.01	Master Lease dated October 13, 2009 between National Health Investors, Inc. and Emeritus	(39)
		Corporation ( 8 Communities).
	10.77.02	First Amendment to Master Lease dated December 1 2009 by and between Emeritus Corporation	(39)
		and National Health Investors, Inc. (8 Communities).
10.78	Documents Relating to the BRE/SW Portfolio LLC (144 communities) Dated 2010.
	10.78.01	Limited Liability Company Agreement by and between Emeritus Corporation, CPDF II, LLC and	(43)
		BRE/SW Member LLC dated January 15, 2010.
	10.78.02	Agreement of Purchase and Sale dated January 15, 2010 between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC dated January 15, 2010.
	10.78.03	Amendment No. 1 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC Dated February 12, 2010.
	10.78.04	Amendment No. 2 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC Dated March 25, 2010.
	10.78.05	Amendment No. 3 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(46)
		and BRE/SW Portfolio LLC Dated March 25, 2010.
	10.78.06	Amended and Restated Limited Liability Company Agreement by and among Emeritus Corporation,	(48)
		CPDF II, LLC, BRE/SW Member LLC, and Sunwest Rollover Member LLC, dated August 5, 2010.
	10.78.07	Representative Management Agreement dated August 5, 2010 among entities related to	(48)
		BRE/SW Portfolio LLC, as owner and licensee, and Emeritus Corporation, as manager.
10.79	Documents Relating to the Purchase of Trace Pointe (1 Community) Dated 2009.
	10.79.01	Purchase and Sale Agreement Dated September 29, 2009 between Emeritus Corporation as	(39)
		Buyer and Clinton Assisted Living LLC as Seller.
	10.79.02	Fannie Mae Multifamily Note Dated October 1, 2009 between Emeritrace LLC and Capmark Bank in	(39)
		the principal amount of $12.150 million to Capmark Bank.
10.80	Documents Relating to Leases with HCP (5 Communities) Dated 2010.
	10.80.01	Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P.,	(44)
		as Lessor, and Emeritus Corporation, as Lessee, dated as of May 14, 2010.
	10.80.02	First Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP	(48)
		Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated June 8, 2010.
	10.80.03	Second Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP	(48)
		Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated September 30, 2010.

Exhibit
Number	Description		Footnote
10.81	Documents Relating to Leases with HCP (27 Communities) Dated 2010.
	10.81.01	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus	(48)
		Corporation, as Lessee, dated October 12, 2010 (Master Lease #1, 17 communities)
	10.81.02	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus	(48)
		Corporation, as Lessee, dated October 12, 2010 (Master Lease #2, 10 communities)
	10.81.03	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 15, 2010 (Master Lease #1)
	10.81.04	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2)
	10.81.05	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #1)
	10.81.06	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #2)
10.82	Documents Relating to the Purchase of the Assets of Weston Group, Inc. Dated 2010.
	10.82.01	Purchase Agreement dated October 21, 2010 between Randall Weston and Weston Group, Inc. as seller,	(48)
		and Emeritus Corporation as buyer.
10.83	Documents Relating to Debt Financing with Keybank National Association (3 communities)
	Dated 2010.
	10.83.01	Loan Agreement dated November 30, 2010 entered into by Keybank National Association (Lender) and	(51)
		Emerichenal LLC, Emericlear LLC, and Emerimand LLC (together as Borrowers).
	10.83.02	Promissory Note Dated November 30, 2010, by and between Emerichenal LLC, Emericlear LLC, and	(51)
		Emerimand LLC, and Keybank National Association in the principal amount of $28.0 million.
10.84	Shared Opportunity Agreement between Registrant and Mr. Daniel R. Baty.
	10.84.01	Shared Opportunities Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011	(49)
21.1	Subsidiaries of the registrant.		(51)
23.1	Consent of independent registered public accounting firm.		(51)
31.1	Certification of Periodic Reports.
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(51)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 11, 2011.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(51)
		Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated March 11, 2011.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(51)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 11, 2011.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(51)
		Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated March 11, 2011.

Footnotes
*	indicates a management contract or compensatory plan or arrangement.
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
(3)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 1996 and incorporated herein by reference.
(4)	Filed as the indicated Exhibit to Amendment No. 2 to Registration Statement on Form S-3 filed on August 14,
1997 and incorporated herein by reference (SEC File No. 333-20805).
(5)	Filed as the indicated Exhibit to Amendment No. 3 to Registration Statement on Form S-3 filed on October 29,
1997 and incorporated herein by reference (SEC File No. 333-20805).
(6)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2000 and incorporated herein by reference.
(7)	Filed as the indicated appendix to Definitive Proxy Statement filed on August 3, 2000 and incorporated herein by reference.
(8)	Filed as the indicated Exhibit to Form 8-K filed on October 14, 2003 and incorporated herein by reference.
(9)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 7, 2003 and incorporated herein by reference.
(10)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2004 and incorporated herein by reference.
(11)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 30, 2004 and incorporated herein by reference.
(12)	Filed as the indicated Exhibit to Form 8-K filed on October 5, 2004 and incorporated herein by reference.
(13)	Filed as the indicated Exhibit to Form 8-K filed on March 9, 2005 and incorporated herein by reference.
(14)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 13, 2005 and incorporated herein by reference.
(15)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference.
(16)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(17)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.
(18)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2006 and incorporated herein by reference.
(19)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference.
(20)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.

Footnotes - Continued
(21)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 10, 2007.
(22)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2007 and incorporated herein by reference.
(23)	Filed as the indicated Exhibit to Form 8-K filed on June 13, 2007 and incorporated herein by reference.
(24)	Filed as the indicated Exhibit to Registration Statement on Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference (SEC File No. 333-141801).
(25)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(26)	Filed as the indicated Exhibit to Form 8-K filed on September 4, 2007 and incorporated herein by reference.
(27)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2007.
(28)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed December 31, 2007 and incorporated herein by reference (SEC File No. 333-148400).
(29)	Filed as the indicated Exhibit to Form 8-K filed on February 13, 2008 and incorporated herein by reference.
(30)	Filed as the indicated Exhibit to Form 8-K filed on February 12, 2008 and incorporated herein by reference.
(31)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 09, 2008.
(32)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 08, 2008.
(33)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 10, 2008.
(34)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference.
(35)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2009.
(36)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 6, 2009.
(37)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2009.
(38)	Filed as the indicated Exhibit to Form 8-K filed on January 11, 2010 and incorporated herein by reference.
(39)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2010 and incorporated herein by reference.
(40)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2010 and incorporated herein by reference.
(41)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 2, 2010 and incorporated herein by reference.
(42)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2010.
(43)	Filed as the indicated Exhibit to Form 8-K filed on May 18, 2010 and incorporated herein by reference.
(44)	Filed as the indicated Exhibit to Form 8-K filed on May 19, 2010 and incorporated herein by reference.
(45)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed June 10, 2010 and incorporated herein by reference (SEC File No. 333-167448).
(46)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 9, 2010.
(47)	Filed as the indicated Exhibit to Form 8-K filed on November 4, 2010 and incorporated herein by reference.

Footnotes - Continued
(48)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 4, 2010.
(49)	Filed as the indicated Exhibit to Form 8-K filed on January 20, 2011 and incorporated herein by reference.
(50)	Filed as the indicated Exhibit to Form 8-K filed on February 17, 2011and incorporated herein by reference.
(51)	Filed herewith.